Form 10-Q
period 1999-03-31
CONEXANT SYSTEMS INC
filed 1999-04-30
CIK 1069353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 1999*

                        Commission file number 000-24923


                             Conexant Systems, Inc.
             (Exact name of registrant as specified in its charter)


              Delaware                                        25-1799439
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification No.)

 4311 Jamboree Road, Newport Beach, California                 92660-3095
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number including area code:   (949) 483-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Number of shares of common stock outstanding as of April 23, 1999 was 96,599,978.

* For presentation purposes, references made to the March 31, 1999 period relate to the actual second fiscal quarter end of April 2, 1999.

                             CONEXANT SYSTEMS, INC.

                                      INDEX


                                                                                PAGE  NO.
                                                                                ---------
PART I.  FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Unaudited Consolidated Condensed Balance Sheets -
          March 31, 1999 and September 30, 1998...............................      3

          Unaudited Consolidated Condensed Statements of Operations -
          Three Months and Six Months Ended March 31, 1999 and 1998 ..........      4

          Unaudited Consolidated Condensed Statements of Cash Flows -
          Six Months Ended March 31, 1999 and 1998 ...........................      5

          Notes to Unaudited Consolidated Condensed Financial Statements .....      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................     11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........     16

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings...................................................     17

Item 6.   Exhibits and Reports on Form 8-K....................................     18

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CONEXANT SYSTEMS, INC.

                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                                          March 31,     September 30,
                                                                             1999            1998
                                                                         ----------      ----------
                                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents ............................................   $  159,099      $   14,000
Receivables (less allowance for doubtful accounts: March 31, 1999,
   $7,869; September 30, 1998, $8,975) ...............................      145,961         166,386
Inventories, net (see Note 4) ........................................      146,661         200,926
Deferred income taxes ................................................       89,844         152,559
Assets held for disposal .............................................           --          42,346
Other current assets .................................................       11,679          10,735
                                                                         ----------      ----------

        Total current assets .........................................      553,244         586,952

PROPERTY, PLANT AND EQUIPMENT, NET ...................................      651,074         713,400
OTHER ASSETS .........................................................      112,200         118,178
                                                                         ----------      ----------

        TOTAL ASSETS .................................................   $1,316,518      $1,418,530
                                                                         ==========      ==========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt ......................................................   $  100,000      $   14,000
Accounts payable .....................................................      129,370         151,044
Accrued litigation - Celeritas (see Note 6) ..........................           --          65,000
Other current liabilities ............................................       84,991         100,219
                                                                         ----------      ----------

        Total current liabilities ....................................      314,361         330,263

Other liabilities and contingencies ..................................       90,833          78,892

SHAREHOLDERS' EQUITY:
Rockwell's net investment (September 30, 1998) .......................           --       1,009,375
Preferred stock (25,000 shares authorized; no shares issued or
  outstanding) .......................................................           --              --
Common stock (500,000 shares authorized; 96,279 issued and
   outstanding).......................................................       96,279              --
Additional paid-in capital ...........................................      804,920              --
Retained earnings ....................................................        7,617              --
Accumulated other comprehensive income ...............................        2,508              --
                                                                         ----------      ----------

        Total shareholders' equity ...................................      911,324       1,009,375
                                                                         ----------      ----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................   $1,316,518      $1,418,530
                                                                         ==========      ==========



      See notes to unaudited consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                            Three Months Ended March 31,    Six Months Ended March 31,
                                                              ------------------------      --------------------------
                                                                1999           1998            1999            1998
                                                              ---------      ---------       ---------       ---------

NET SALES ...............................................     $ 316,932      $ 274,241       $ 611,610       $ 657,693
Cost of sales ...........................................       186,677        152,611         403,431         355,992
                                                              ---------      ---------       ---------       ---------

GROSS MARGIN ............................................       130,255        121,630         208,179         301,701

Research and development ................................        68,802         80,652         139,911         164,245
Selling, general and administrative .....................        48,893         68,819         112,909         128,361
Amortization of intangibles .............................         2,063          2,771           4,127           5,650
Special charges - -Rockwell Retained Assets (see Note 2).            --             --          20,000              --
Special charges - Other (see Note 3) ....................            --             --          17,906              --
                                                              ---------      ---------       ---------       ---------

OPERATING EARNINGS (LOSS) ...............................        10,497        (30,612)        (86,674)          3,445

Other income, net .......................................           383          1,926             240           5,660
                                                              ---------      ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES .......................        10,880        (28,686)        (86,434)          9,105
Provision (benefit) for income taxes ....................         3,263        (13,075)        (36,928)          4,150
                                                              ---------      ---------       ---------       ---------

NET INCOME (LOSS) .......................................     $   7,617      $ (15,611)      $ (49,506)      $   4,955
                                                              =========      =========       =========       =========

BASIC AND DILUTED EARNINGS PER SHARE
   (see Notes 8 and 9) ..................................     $    0.08
                                                              =========

WEIGHTED AVERAGE SHARES:
BASIC ...................................................        94,979
                                                              =========
DILUTED .................................................        97,732
                                                              =========



      See notes to unaudited consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                             Six Months Ended March 31,
                                                                             --------------------------
                                                                                1999            1998
                                                                             ---------       ---------
OPERATING ACTIVITIES:
Net (loss) income.....................................................       $ (49,506)      $   4,955
Adjustments to net (loss) income to arrive at cash provided by
  (used in) operating activities:
    Depreciation and amortization ....................................         104,187          90,648
    Deferred income taxes ............................................          13,076         (14,542)
    Amortization of deferred compensation - restricted stock .........           2,346              --
    Special charges - Rockwell Retained Assets (see Note 2) ..........          20,000              --
    Special charges - Other (see Note 3) .............................          17,906              --

    Changes in assets and liabilities:
        Receivables ..................................................          20,425          51,602
        Inventories ..................................................          54,265         (86,662)
        Accounts payable .............................................         (21,674)        (49,423)
        Other current liabilities ....................................         (16,845)         36,812
        Other ........................................................         (10,266)        (41,653)
                                                                             ---------       ---------

           CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...........         133,914          (8,263)
                                                                             ---------       ---------

INVESTING ACTIVITIES:
Capital expenditures .................................................         (33,367)       (122,492)
                                                                             ---------       ---------

           CASH USED IN INVESTING ACTIVITIES .........................         (33,367)       (122,492)
                                                                             ---------       ---------

FINANCING ACTIVITIES:
Increase in short-term borrowings ....................................         100,000              --
Payments of short-term debt ..........................................         (14,075)            (23)
Net transfers (to) from Rockwell .....................................         (44,670)        130,778
Issuance of common stock .............................................           3,297              --
                                                                             ---------       ---------

           CASH PROVIDED BY FINANCING ACTIVITIES .....................          44,552         130,755
                                                                             ---------       ---------

INCREASE IN CASH AND CASH EQUIVALENTS ................................         145,099              --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................          14,000          14,000
                                                                             ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD............................       $ 159,099       $  14,000
                                                                             =========       =========

Non-cash activity: During the six months ended March 31, 1999, the Company transferred its wafer fabrication facilities in Colorado Springs, Colorado, (and the related tax benefit) with a book value of $58 million to Rockwell, as well as certain other tax benefits of $23 million related to the Celeritas litigation. In addition, Rockwell transferred $64 million of restricted cash to Conexant to be used to satisfy the $65 million liability which Conexant recorded in the year ended September 30, 1998, related to the Celeritas judgment. During the second fiscal quarter of 1999, the restricted cash balance of $64 million transferred from Rockwell was used to settle the Celeritas judgment, the additional $1 million paid directly by Rockwell was recorded as additional paid-in capital, and the corresponding $65 million liability was eliminated.

      See notes to unaudited consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

On December 31, 1998, Conexant Systems, Inc. (formerly named Rockwell Semiconductor Systems, Inc.) (the Company or Conexant), became an independent, separately traded, publicly-held company when Rockwell International Corporation (Rockwell) spun off its semiconductor systems business (Semiconductor Systems) by means of the distribution (the Distribution) of all the outstanding shares of common stock of the Company to the shareholders of Rockwell in a tax-free spin-off. In the Distribution, each Rockwell shareholder of record on December 11, 1998, received one share of the Company's common stock (including an associated preferred share purchase right) for every two shares of Rockwell common stock owned on December 11, 1998.

The unaudited consolidated condensed financial statements of Conexant have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. In the opinion of the management of Conexant, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the special charges recorded in the first quarter of 1999 (see Notes 2 and 3), necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. Certain reclassification entries have been made to prior periods for consistency purposes. These statements should be read in conjunction with the Company's Registration Statement on Form 10, as amended, as filed with the Securities and Exchange Commission. The results of operations for the second fiscal quarter and six months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the full year.

The accompanying unaudited consolidated condensed financial statements present the historical financial position, results of operations, and cash flows of Semiconductor Systems, as it was spun off, and exclude the assets, liabilities, and results of operations of non-semiconductor businesses retained by Rockwell. These financial statements are not necessarily indicative of what the financial position, results of operations, or cash flows would have been had Conexant been an independent public company during all periods presented. Financial data included in the accompanying unaudited consolidated condensed financial statements, for periods subsequent to the Distribution, have been prepared on a basis that reflects the historical assets, liabilities, and operations of the business contributed to Conexant by Rockwell.

For presentation purposes, references made to the March 31, 1999, and March 31, 1998, periods relate to the second fiscal quarter-ends, which are actually April 2, 1999, and April 3, 1998, respectively. In addition, references made to the December 31, 1998, period relate to the first fiscal quarter-end, which is actually January 1, 1999, as previously reported.

Prior to the Distribution, Rockwell provided certain management services that were allocated based on sales in proportion to total Rockwell sales. Rockwell continues to provide certain services to the Company, including payroll and employee benefits administration, data processing and telecommunications services, and research and development activities under the terms of a transition agreement. Costs for these services and programs are billed to Conexant based on actual usage and are included in Conexant's Unaudited Consolidated Condensed Statements of Operations. Management believes that the methods of billing these costs are reasonable and that the costs charged to Conexant are approximately those which would have been incurred on a stand-alone basis.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 is effective for Conexant's fiscal year beginning October 1, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either assets or liabilities in the Unaudited Consolidated Condensed Balance Sheets and measure those instruments at fair value. Management believes the impact of adopting this standard will not be material to the financial position or results of operations of the Company.

2. SPECIAL CHARGES - ROCKWELL RETAINED ASSETS

Prior to the Distribution, the Company distributed its wafer fabrication facilities in Colorado Springs, Colorado, (and the related tax benefit) to Rockwell. The transition agreement with Rockwell provides for the lease of the Colorado Springs facilities by Conexant through April 30, 1999, pursuant to a triple-net lease under which Conexant will pay all costs of the facilities.

In the first fiscal quarter of 1999, Conexant recorded a special charge for an additional asset impairment of $20 million for the Colorado Springs wafer fabrication facilities as a result of Rockwell's decision to further write-down the facilities, which were retained by Rockwell as part of the spin-off. This non-cash charge was required to be reported in the Company's last fiscal quarter as a subsidiary of Rockwell.

3. SPECIAL CHARGES - OTHER

In the fourth fiscal quarter of 1998, Conexant restructured its business and recorded special charges of $147 million. In the first fiscal quarter of 1999, Conexant recorded additional special charges of $18 million. At March 31, 1999, $28.7 million of accruals remained for these special charges relating primarily to contract cancellations, facility lease termination costs and equipment decommissioning. The restructuring actions are expected to be substantially completed by the end of fiscal year 1999.

4. INVENTORIES

Inventories are summarized as follows (in thousands):

                                             MARCH 31,    SEPTEMBER 30,
                                               1999          1998
                                             --------      --------
Finished goods, net ....................     $ 44,410      $ 71,328
Work-in-process, net ...................       86,339       107,002
Raw materials, parts, and supplies, net.       15,912        22,596
                                             --------      --------

Inventories, net .......................     $146,661      $200,926
                                             ========      ========


5. REPORTING COMPREHENSIVE INCOME

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income." This statement requires the Company to report in the financial statements, in addition to net income (loss), comprehensive income (loss) and its components. Comprehensive income (loss) for the three- and six-month periods ended March 31, 1999, was $10.1 million and $(47.0) million, respectively. Accumulated other comprehensive income includes $0.6 million in translation gain and $1.9 million of unrealized gains on investments at March 31, 1999. Translation gains and losses for periods prior to the Distribution were reflected as part of Rockwell's net investment and were not considered material.

6.  CONTINGENT LIABILITIES

Claims have been asserted against Conexant for utilizing the intellectual property rights of others in certain of the Company's products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the resolution of such claims through arbitration or litigation.

In September 1995, Celeritas Technologies, Ltd., filed suit against Rockwell, in U.S. District Court for the Central District of California, for patent infringement, misappropriation of trade secrets, and breach of contract relating to cellular telephone data transmission technology utilized in certain modem products produced by the Company. In July 1997, the Court entered a judgment awarding damages of $57 million, plus interest. On July 20, 1998, the U.S. Court of Appeals for the Federal Circuit affirmed the trial court's judgment based on breach of contract. As of September 30, 1998, $65 million was reserved for this matter. During the first fiscal quarter of 1999, Rockwell contributed $64 million into an escrow account related to this judgment which was subsequently paid to Celeritas on February 11, 1999, in final settlement of the judgment.
The remaining $1 million of this liability was paid directly by Rockwell and recorded as additional paid in capital, and the corresponding $65 million liability was eliminated.

On October 14, 1997, Brent Townshend filed suit against Rockwell and Conexant in the Superior Court of California for San Mateo County seeking an injunction to halt the sale of products containing Conexant's K56Flex(TM) chipsets and requesting unspecified damages, claiming that Conexant had engaged in unfair competition, misappropriation of trade secrets, breach of contract and breach of confidence by using technical information allegedly disclosed in confidence by Mr. Townshend to accelerate its development of 56 Kbps modem technology. In January 1999, Townshend dismissed his State Court action and re-filed the same claims and three new claims for patent infringement in the U.S. District Court for the Northern District of California. In the Federal action, Townshend alleges that each of his patents (the "Townshend Patents") covers certain aspects of the V.90 standard and are infringed by Conexant's 56 Kbps products. In the Federal action, Townshend seeks injunctive relief, compensatory damages, restitution and exemplary and punitive damages. Townshend and 3Com Corporation have publicly announced that 3Com is the exclusive licensee for the Townshend Patents and acts as Townshend's agent in sublicensing the Townshend Patents to third parties. Conexant is vigorously defending its position that it independently developed the 56 Kbps modem technology using entirely its own skills and public domain information and will vigorously contest the infringement claims and the validity of the asserted patents.

Various other lawsuits, claims and proceedings have been or may be instituted or asserted against Rockwell or Conexant or their respective subsidiaries, including those pertaining to product liability, intellectual property, environmental, safety and health, and employment matters.

In connection with the Distribution, Conexant assumed responsibility for all contingent liabilities and current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of Semiconductor Systems.

The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to Conexant. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the financial condition or results of operations of Conexant. Based on its evaluation of matters which are pending or asserted and taking into account Conexant's reserves for such matters, management of Conexant believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of Conexant.

7. FINANCING AGREEMENT

On December 21, 1998, Conexant entered into a three-year secured revolving loan facility (the Credit Facility) with a group of banks. Loans under the Credit Facility are to be used for working capital needs and other general corporate purposes. The Credit Facility is guaranteed by substantially all of the

Company's domestic subsidiaries. It is also secured by (i) a first-priority security interest in substantially all domestic assets of the Company and its domestic subsidiaries, and (ii) a pledge of the stock of the Company's domestic and foreign subsidiaries, subject to certain exceptions. On January 4, 1999, the Company borrowed $100 million under the Credit Facility, which amount remained outstanding during the remainder of the second fiscal quarter.

Loans obtained under the Credit Facility bear interest at a rate per annum equal, at the election of the Company, to either (i) a base rate (ABR), which is the higher of Credit Suisse First Boston's prime rate and 0.50 percent over the federal funds rate or (ii) the London interbank offered rate for offshore dollar deposits (LIBOR); plus, in either case, a variable margin. For the first six months following the Distribution, the margin is fixed at 75 basis points for ABR-based loans and 175 basis points for LIBOR-based loans. After that, the margin will be based on the Company's total debt to capitalization ratio. The Company pays a facility fee on the unused amount of the Credit Facility at a per annum rate that will vary depending on the same criteria used to determine the interest rate margin. The Company also pays other customary fees.

The Credit Facility contains, among other terms, representations and warranties, conditions precedent, covenants, mandatory and voluntary prepayment provisions and events of default customary for facilities of this type. Borrowings under the Credit Facility are limited to $250 million prior to receipt of Conexant's 1999 second fiscal quarter financial results, at which point the entire $350 million Credit Facility will be available.

8. PRO-FORMA EARNINGS (LOSS) PER SHARE

The number of pro-forma weighted average outstanding shares and common share equivalents used in the pro-forma earnings (loss) per share calculation set forth below was based upon the weighted average number of Rockwell shares and share equivalents outstanding for the applicable periods, adjusted for the distribution ratio in the Distribution of one share of the Company's common stock for every two shares of Rockwell common stock. For the six months ended March 31, 1999, the weighted average common shares was determined based upon the weighted average of (i) the Rockwell method for the first fiscal quarter, as previously described, and (ii) the actual Conexant share activity for the second fiscal quarter, as described further in Note 9.

The pro-forma effect of common share equivalents outstanding for the three months ended March 31, 1998, and for the six months ended March 31, 1999, were not included in the computation of diluted loss per share for those periods because the Company incurred a loss and, therefore, the impact was antidilutive.

Pro-forma basic and diluted earnings (loss) per share (in thousands, except per share data):

                                         THREE MONTHS ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                         ----------------------------     -------------------------------
                                                     1998                   1999                   1998
                                                  ---------               ---------              ---------
Net income (loss) ..................              $ (15,611)              $ (49,506)              $   4,955
Pro-forma basic and diluted (loss)
   earnings per share ..............              $   (0.16)              $   (0.52)              $    0.05
Pro-forma basic and diluted weighted
   average common shares ...........                100,100                  94,957                 101,300

These pro-forma results are not indicative of future amounts.

9. STOCK OPTIONS AND EARNINGS PER SHARE

The number of weighted average shares and common share equivalents outstanding used in the earnings per share calculation for the second quarter of fiscal 1999 was based upon the weighted average number of Conexant shares outstanding and Conexant common share equivalents for the second quarter of fiscal 1999, which includes the Distribution of one share of the Company's common stock for every two shares of Rockwell common stock. The common share equivalent calculation assumes the dilutive effect of stock options to purchase 1.7 million shares of common stock and 1.0 million shares of restricted stock which are subject to vesting requirements.

The total stock options outstanding were 17.4 million as of March 31, 1999, which include 9.6 million options issued in connection with the Distribution, as well as 7.8 million options for Conexant common stock issued under the Company's 1999 Long-Term Incentives Plan (the 1999 LTIP). In connection with the Distribution, outstanding options to purchase Rockwell common stock held by Conexant employees, as well as certain options held by others, were converted into options to purchase approximately 10.1 million shares of Conexant common stock based on formulas designed to preserve the intrinsic value of the options. The options issued in connection with the Distribution have the same terms and vesting schedule as the original Rockwell options, and the options issued under the 1999 LTIP generally vest over four years and expire after ten years.

At March 31, 1999, approximately 0.6 million stock options were excluded from the calculation of diluted earnings per share, because their exercise price was greater than the average market price of the common shares during the quarterly period, and the effect of such inclusion would be antidilutive.

Restricted stock grants under the 1999 LTIP consist of time vesting and performance accelerated grants. Approximately 1.0 million restricted shares are outstanding as of March 31, 1999 under the 1999 LTIP. The time vesting restricted stock generally will be restricted for a two-year period and will fully vest on the second anniversary of the grant date. For the performance accelerated restricted stock, 50 percent will vest upon the completion of twenty consecutive trading days during which the fair market value of the stock on each such trading day is at least 50 percent higher than the value of the stock on the grant date, and the remaining 50 percent will vest upon the completion of twenty consecutive trading days during which the fair market value of the stock on each such trading day is at least 100 percent higher than the value of the stock on the grant date, provided that no performance accelerated restricted stock will vest prior to one year after the date of grant. In any event, the performance accelerated restricted stock will fully vest on the eighth anniversary of the grant date.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," allows companies to record compensation cost for stock-based employee compensation plans at fair value or to show the effects in a footnote. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the option exercise price, and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised will be credited to capital in excess of par value at the end of the fiscal year. As of March 31, 1999, all stock options granted to employees were granted at an exercise price equal to the closing market price of the stock on the date of grant; therefore, no expense to the Company has been incurred. No compensation expense has been recognized for any other stock-based incentive compensation plans, other than $2.3 million related to the restricted stock awards. The Company expects to grant additional stock-based compensation awards in future years.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and the audited combined financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statement on Form 10.

The results of operations for the periods prior to January 1, 1999 reflect the Company's operations as a subsidiary of Rockwell. The results of operations subsequent to December 31, 1998 reflect the Company's operations as a stand-alone entity subsequent to the spin-off from Rockwell. The results of operations while the Company was a subsidiary of Rockwell may not be indicative of the results of operations of the Company if it had been a stand-alone entity for the time periods shown herein.

RESULTS OF OPERATIONS


The following table summarizes the net sales of the Company's five product platforms for the periods presented (dollars are in thousands and percentages are expressed as a percentage of total net sales):

                                       THREE MONTHS ENDED MARCH 31,                        SIX MONTHS ENDED MARCH 31,
                            -----------------------------------------------     -----------------------------------------------
                                       1999                       1998                    1999                    1998
                            -----------------------    --------------------     ---------------------     ---------------------

Personal Computing ...      $149,557         47.2%     149,225         54.4%     301,833         49.4%     381,921         58.1%
Personal Imaging .....        20,611          6.5%      26,797          9.8%      36,627          6.0%      59,278          9.0%
Network Access .......        47,021         14.8%      28,483         10.4%      88,749         14.5%      62,510          9.5%
Digital Infotainment .        42,644         13.5%      36,384         13.3%      82,088         13.4%      77,485         11.8%
Wireless Communication        57,099         18.0%      33,352         12.1%     102,313         16.7%      76,499         11.6%
                            --------      -------     --------      -------     --------      -------     --------      -------

Total ................      $316,932        100.0%    $274,241        100.0%    $611,610        100.0%    $657,693        100.0%
                            ========      =======     ========      =======     ========      =======     ========      =======

NET SALES: Net sales of $316.9 million in the second fiscal quarter (Q2) of 1999 were $42.7 million, or 16%, higher than Q2 of 1998 on a 68% increase in unit shipments. This increase was primarily due to revenue growth in three of the Company's operating platforms. Net sales for Wireless Communications increased 71% with record shipments of power amplifiers for cellular phones and strong demand for other products, including cellular base station receivers, wireless data, and global positioning systems (GPS). Code Division Multiple Access (CDMA) power amplifier net sales increased 171% from the prior year, generating more than 63% of Q2 1999 Wireless Communications revenue. Net sales for Network Access increased 65%, primarily associated with an inventory correction at one customer in Q2 1998 for K56 central site modems. Network Access had record sales of all high-speed digital-networking products that include synchronous optical network (SONET), T1/E1, digital subscriber line (DSL) solutions, and asynchronous transfer mode (ATM). Net sales for Digital Infotainment increased 17%. This performance was driven by solid growth in both the consumer and computer market segments, including satellite set-top box tuners and demodulators, video encoders, and peripheral computer interconnect (PCI) decoders for PC-TV applications. Net sales were adversely affected by a decline in average selling prices, which partially offset the increase in unit shipments for the three expansion platforms just discussed. Personal

Computing revenues declined as a percentage of total sales from 54% in Q2 1998 to 47% in Q2 1999 but remained essentially flat in terms of revenue dollars as pricing returned to historical patterns. Personal Imaging sales decreased 23% primarily due to a reduction in facsimile modem shipments to the Asian market.

For the six months ended March 31, 1999, net sales of $611.6 million were 7% less than net sales of $657.7 million for the six months ended March 31, 1998, on a 34% increase in unit shipments. Net sales declined in two of the five product platforms during the six months ended March 31, 1999 compared to the same period in fiscal 1998. Net sales for Personal Computing decreased 21%. Personal Computing sales comprised 49% of the Company's net sales compared to 58% for the same period in the previous year. Net sales declined due to a shift towards lower priced products such as the Host Controllerless (HCF) product line and a decline in average selling prices. Net sales for Personal Imaging declined 38%. This decrease was primarily related to a reduction in facsimile modem shipments to the Asian market. The decline in net sales from Personal Computing and Personal Imaging compared to the first six months of fiscal 1998 were partially offset by unit shipment and revenue growth in the other three product platforms. Net sales for Wireless Communications increased from $76.5 million to $102.3 million, or 34%. This growth was due primarily to the CDMA power amplifier product line. Net sales for Network Access increased from $62.5 million to $88.7 million, or 42%. Net sales for Digital Infotainment increased from $77.5 million to $82.1 million, or 6%, and was driven by increased shipments of encoder/decoder products and set-top box tuners.

GROSS MARGIN: Gross margin increased 7% to $130.3 million in Q2 1999 from $121.6 million in Q2 1998. As a percentage of net sales, gross margin decreased to 41% from 44% in Q2 1998 due to lower prices for Personal Computing products, which eroded faster than associated unit production costs. For the six months ended March 31, 1999, gross margin decreased 31% to $208.2 million, from $301.7 million for the six months ended March 31, 1998. As a percentage of net sales, gross margin decreased to 34% from 46% in the same period of the prior year, primarily due to pricing pressure in Personal Computing and unusually high inventory costs associated with lower manufacturing capacity utilization in the first fiscal quarter of 1999.

RESEARCH AND DEVELOPMENT: Research and development (R&D) expenses in Q2 1999 of $68.8 million were $11.8 million, or 14.7%, lower than in Q2 1998. R&D expenses for the six months ended March 31, 1999 were $ 139.9 million, 14.8% lower than the $164.2 million in the six months ended March 31, 1998. The decrease in R&D for the fiscal 1999 periods was driven principally by cost reduction actions initiated in the fourth quarter of fiscal 1998 to reduce the Company's overall cost structure. These actions included headcount reductions, design center closures and project cancellations.

SELLING, GENERAL, AND ADMINISTRATIVE: Selling, general, and administrative (SG&A) expenses in Q2 1999 of $48.9 million were $19.9 million, or 29%, lower than in Q2 1998. SG&A expenses for the six months ended March 31, 1999 were $112.9 million, 12% lower than the $128.4 million for the same period of the prior year. The decline for both periods was due to reductions in headcount, advertising and consulting expenses.

AMORTIZATION OF INTANGIBLES: Amortization of intangibles in Q2 1999 of $2.1 million was $0.7 million, or 25.5%, lower than in Q2 1998. Amortization of intangibles for the six months ended March 31, 1999 was $4.1 million, 27% lower than the $5.6 million for the same period of the prior year. The decline for both periods was due to a write-off of goodwill related to the acquisition of certain technologies that were abandoned in Q4 1998 in conjunction with the restructuring activities.

SPECIAL CHARGES - ROCKWELL RETAINED ASSETS: In the first fiscal quarter of 1999, Conexant recorded a special charge for an additional asset impairment of $20 million for the Colorado Springs wafer fabrication facilities as a result of Rockwell's decision to further write-down the facilities, which were retained by Rockwell as part of the spin-off. This non-cash charge was required to be reported in the Company's last fiscal quarter as a subsidiary of Rockwell.

SPECIAL CHARGES - OTHER: Other special charges for the first quarter of fiscal 1999 and the six months ended March 31, 1999 were $17.9 million. These special charges included approximately $17 million related to a voluntary early retirement program and $1 million related to equipment decommission and contract cancellation at the Colorado Springs wafer fabrication facility.

OTHER INCOME, NET: Other income decreased to $0.4 million in Q2 1999 from $1.9 million in Q2 1998 primarily due to $1.7 million of interest on the Company's $100 million of short-term debt in Q2 1999. Other income for the six month period ended March 31, 1999 of $0.2 million decreased from $5.7 million in the first six months of fiscal 1998 primarily due to a $3.3 million cash payment that was received in the first fiscal quarter (Q1) 1998 in connection with a contract cancellation as well as the interest expense of $1.7 million recorded in the six months ended March 31, 1999.

PROVISION (BENEFIT) FOR INCOME TAXES: The income tax provision in the second quarter of fiscal 1999 was $3.2 million, or 30% of income before income taxes. In the second fiscal quarter of fiscal 1998, an income tax benefit of $13 million was recorded due to a loss from operations. The income tax provision for the six months ended March 31, 1999 was a benefit of $36.9 million, or 43% of loss before income taxes. For the six months ended March 31, 1998, an income tax provision of $4.1 million, or 46% of income before income taxes, was provided. The effective tax rate for the remainder of the fiscal year is expected to remain at 30%, down from earlier quarters, primarily due to the positive impact of various tax credits available to the Company. The effective tax rate includes state tax credits and federal research and experimentation tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $133.9 million for the six months ended March 31, 1999, compared to $8.3 million of cash used by operating activities in the same period of fiscal 1998. Net operating cash flows were favorably impacted due to a net decrease in inventories of $54.3 million in the first six months of fiscal 1999, as compared to a net increase of $86.7 million in the prior year, reflecting the results of the Company's efforts to reduce inventory quantities and unit costs. In addition, net receivables were reduced by $20.4 million during the six months ended March 31, 1999, driven by an improved rate of collections. Net income in the first six months of fiscal 1999 was reduced by non-cash special charges of $37.9 million and non-cash charges for depreciation and amortization of $104.2 million. These items were partially offset by a $21.7 million decrease in trade payables and a $16.8 million decrease in other current liabilities from September 30, 1998.

Investing activities used $33.4 million in cash during the six months ended March 31, 1999, compared to $122.5 million in the same period of 1998. Lower current period investments relate to the timing of capital expenditures for additional capacity and new process technologies. Capital expenditures for the entire 1999 fiscal year are expected to be approximately $160 million.

The Company's financing activities provided cash of $44.6 million during the six months ended March 31, 1999, compared to $130.8 million during the same period of fiscal 1998. Financing sources of cash for the first six months of fiscal 1999 were $100 million of short-term borrowings under a three-year $350 million senior secured revolving loan facility (the Credit Facility). These items were partially offset by the repayment of a loan at the Company's Japanese subsidiary and net transfers to Rockwell. In fiscal 1998, the financing sources of cash were predominantly transfers of cash from Rockwell.

In December 1998, the Company and three of its subsidiaries entered into the Credit Facility with a group of banks. The Credit Facility includes facilities for revolving loans and swingline loans in multiple currencies and letters of credit. The Credit Facility is guaranteed by substantially all of the Company's domestic subsidiaries. It is also secured by (i) a first-priority security interest in substantially all domestic assets of the Company and its domestic subsidiaries and (ii) a pledge of the stock of the Company's domestic and foreign subsidiaries, subject to certain exceptions. See Note 7 of the notes to unaudited consolidated condensed financial statements for further details on the Credit Facility.

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

On January 4, 1999, the Company borrowed $100 million under the Credit Facility. The Company invests its excess cash balances in short-term interest bearing accounts.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations are sufficient to fund operations, capital expenditures and research and development efforts for the foreseeable future.

YEAR 2000 READINESS DISCLOSURE

Conexant is addressing the impact of the Year 2000 on each of five major areas: the Company's products, business systems (computer systems that handle business processes), infrastructure (servers, desktop computers, networks, telecom systems and software), manufacturing systems (computer systems used in the manufacturing process) and suppliers (critical materials suppliers to the business). Each of the five areas is undergoing the following process to ensure readiness for the Year 2000. First, in the inventory phase, all Conexant assets are inventoried to identify those that have any type of software or hardware with Year 2000-related issues. Second, in the assessment phase, all inventoried items are assessed to confirm that a Year 2000-related issue is present and the extent of remediation required. Third, in the strategy phase, a remediation strategy is created to ensure that all critical systems are upgraded to be Year 2000 ready by December 31, 1999. Fourth, in the conversion/upgrade phase, upgrades are performed on all items identified in the assessment and strategy phases. Finally, in the certification phase, all upgraded items receive final certification testing to verify Year 2000 readiness. Conexant has completed the inventory phase for all five areas. In addition, it has completed the assessment and strategy phases and is currently in the conversion and certification phases for the products, business systems, infrastructure, and manufacturing systems areas. The Company has completed the assessment and strategy phase and is now in the remediation and certification phases for the suppliers area. The Company has begun auditing those suppliers who did not perform up to standards during the assessment phase. Conexant is integrating its testing efforts with SEMATECH, a consortium of semiconductor manufacturing companies, to ensure best practice testing. The manufacturing systems, hardware systems and software applications areas are being tested under the SEMATECH guidelines.

The Company's greatest area of uncertainty centers primarily in the supplier area, due to the number of equipment and materials suppliers involved and their various stages of readiness for Year 2000. In particular, the Company is dependent on suppliers to upgrade their systems to ensure an uninterrupted supply of materials. Approximately 85 percent of our manufacturing tools have achieved certification. A Year 2000-related failure by a significant materials supplier could result in the temporary slowdown of production by the Company, the duration of which the Company reasonably estimates would be not more than a few days. As a result, the Company's contingency plan centers heavily on the supplier area. For the top five to ten percent of its critical materials and manufacturing suppliers, the Company is performing on-site audits and intends to monitor specific Year 2000-based milestones to ensure readiness. The Company has completed its assessment of all Tier 1 critical suppliers and has begun its audit process. In the event a supplier does not meet the Company's milestones for Year 2000 readiness, the Company is identifying specific target dates (beginning as early as April 1999) for all critical materials suppliers and has begun implementing a contingency plan that includes alternate sourcing and stockpiling of materials, which the Company expects will be complete by June 30, 1999.

Part of the Company's initial assessment phase included a detailed Year 2000 questionnaire which was sent to all critical materials and manufacturing suppliers. This questionnaire included questions on products, services, internal operating systems, and the supplier's own supply chain. To date, the Company has received responses from all of those questioned. The Company is following up on the questionnaires, where necessary, with on-site audits to ensure Year 2000 readiness. The Company has also contacted its major customers with respect to their Year 2000 readiness efforts and does not believe that customers will have any Year 2000 readiness problems that would have a material adverse effect on the Company's business.

In connection with the Company's receipt of transition services pursuant to the transition agreement with Rockwell, the Company is relying on certain of Rockwell's computer systems, including its payroll and benefits administration systems, for a period of up to two years after the Distribution. The Company believes that the Rockwell systems on which it relies for transition services will be Year 2000 ready, such that its reliance thereon will not have a material adverse effect on the Company's financial position or results of operations.

Overall, utilizing both internal and external resources to address the Year 2000 issue, Conexant has achieved a certification level of 80 percent as of March 31, 1999 and plans to be 100 percent complete by June 30, 1999. The current estimate of total project cost is approximately $6 million, which includes the cost of purchasing certain hardware and software. Approximately $5 million of this amount is for capital investments, with the remainder being expenses (primarily salary costs). As of March 31, 1999, approximately $2.3 million had been spent, with the majority of the remaining amount to be spent by the end of this fiscal year. Conexant continues to evaluate the estimated costs associated with these efforts based on actual experience. Management believes, based on available information, that the Company will be able to remediate Year 2000-related issues in the products, business systems, and infrastructure areas without any material adverse effect on its business operations, products, or financial condition. However, the Company could be adversely impacted by the Year 2000 issues faced by major suppliers, distributors, customers, vendors, and financial services organizations with which the Company interacts. Any disruption in the Company's operations as a result of the failure of any of these third parties to be Year 2000 ready could have a material adverse effect on Conexant's business operations, products, and financial condition.

The Company has begun initial preparation of a Year 2000 contingency plan for the entire Company, with an expectation to complete this plan by September 1999.

CAUTIONARY STATEMENT

This Quarterly Report contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: global and market conditions, including, but not limited to, the cyclical nature of the semiconductor industry and the markets addressed by the Company's and its customers' products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the availability and extent of utilization of manufacturing capacity and raw materials; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property; the successful implementation of the Company's diversification strategy and restructuring plan; labor relations of the Company, its customers and suppliers; timely completion of Year 2000 modifications by the Company and its key suppliers and customers; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those discussed in the Company's Registration Statement on Form 10 or detailed from time to time in the Company's Securities and Exchange Commission filings. Reference is made to the Risk Factors section on pages 12 to 21 of the Information Statement included in the Company's Registration Statement on Form 10. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and short-term debt. At March 31, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company enters into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of all the Company's outstanding foreign currency forward exchange contracts aggregated $14.3 million at March 31, 1999, and $17 million at September 30, 1998. The gains and losses relating to these foreign currency forward exchange contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. The Company believes that any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions.

Based on the Company's overall currency rate exposure at March 31, 1999, a 10 percent change in currency rates would not have had a material effect on the financial position, results of operations or cash flows of the Company.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 27, 1995, Celeritas Technologies, Ltd. filed a suit against Rockwell in the U.S. District Court for the Central District of California for patent infringement, misappropriation of trade secrets and breach of contract relating to cellular telephone data transmission technology utilized in certain modem products produced by Conexant in 1995 and 1996. The court entered judgment against Rockwell in January 1997 and, in ruling on post-trial motions in July 1997, entered a revised judgment awarding damages of $57 million, plus interest. On July 20, 1998, the U.S. Court of Appeals for the Federal Circuit reversed the holding of the trial court based on patent infringement and found Celeritas's patent invalid but affirmed the trial court holding based on breach of contract. Conexant's petition for a rehearing (and rehearing en banc) and a motion to certify the contract issue to the California Supreme Court were denied in September 1998. Conexant's petition for certiorari with the United States Supreme Court filed on November 23, 1998 was denied in January 1999. Conexant has received a satisfaction of judgment from the court for the $65 million, previously accrued for the ultimate resolution of this matter, used to satisfy Conexant's obligation with respect to this matter.

Conexant was joined on April 7, 1998 as a defendant in a suit filed by Harris Corporation against PairGain Technologies, Inc. in the Superior Court of California for Orange County. Harris alleges that a "teaming agreement" between it and PairGain to develop a complete ADSL solution constituted a joint venture and that Conexant's subsequent exclusive agreement with PairGain to develop digital modem products using PairGain's ADSL technology constituted an intentional interference with contractual relations, intentional interference with prospective economic advantage, negligent interference with contractual relations and an unfair trade practice in violation of the California Business & Professions Code. As of November 3, 1998, Conexant settled its portion of the lawsuit.

On October 14, 1997, Brent Townshend filed suit against Rockwell and Conexant in the Superior Court of California for San Mateo County seeking an injunction to halt the sale of products containing Conexant's K56Flex(TM) chipsets and requesting unspecified damages, claiming that Conexant had engaged in unfair competition, misappropriation of trade secrets, breach of contract and breach of confidence by using technical information allegedly disclosed in confidence by Mr. Townshend to accelerate its development of 56 Kbps modem technology. In January 1999, Townshend dismissed his State Court action and re-filed the same claims and three new claims for patent infringement in the U.S. District Court for the Northern District of California. In the Federal action, Townshend alleges that each of his patents (the "Townshend Patents") covers certain aspects of the V.90 standard and are infringed by Conexant's 56 Kbps products. In the Federal action, Townshend seeks injunctive relief, compensatory damages, restitution and exemplary and punitive damages. Townshend and 3Com Corporation have publicly announced that 3Com is the exclusive licensee for the Townshend Patents and acts as Townshend's agent in sublicensing the Townshend Patents to third parties. Conexant is vigorously defending its position that it independently developed the 56 Kbps modem technology using entirely its own skills and public domain information and will vigorously contest the infringement claims and the validity of the asserted patents.

On July 29, 1991, Shumpei Yamazaki filed suit against a Japanese subsidiary of Rockwell in the Tokyo District Court, Twenty-ninth Civil Division for patent infringement relating to Conexant's facsimile modem chipsets seeking 685 million yen (approximately $5.74 million based on the exchange rate on April 28, 1999) and court costs. In October 1998, the District Court rendered its decision dismissing the suit, from which decision Mr. Yamazaki appealed. On April 12, 1999, Mr. Yamazaki presented his position at the first portion of the appellate hearing. Conexant will present its position to the appellate court on June 16, 1999. Conexant believes it has meritorious defenses to these claims and will vigorously defend this action.

On May 30, 1997, Klaus Holtz filed suit against Rockwell in the U.S. District Court for the Northern District of California for patent infringement relating to Conexant's modem products utilizing the

V.42bis standard for data compression. On September 30, 1998, the Court barred any alleged damages arising before May 30, 1997. On December 17, 1998, the Court issued an order construing the claims of the patent. Conexant filed a motion for Summary Judgment of Non-Infringement on February 22, 1999, and expects a hearing thereon in June 1999. Conexant believes it has meritorious defenses to these claims and will vigorously defend this action.

Conexant conducts its business in market sectors where the Lemelson Foundation broadly asserts certain intellectual property rights against all participants. The Lemelson Foundation has made explicit demands that virtually all semiconductor companies must be licensed under those intellectual property rights and must pay the Foundation a royalty calculated as a percentage of product sales. The Lemelson Foundation filed a patent infringement suit in the U.S. District Court in Arizona against approximately 88 defendants from the semiconductor industry, including Rockwell and Conexant. Rockwell and Conexant are in the process of negotiating a license under the Lemelson patent portfolio. It is Conexant's position that a portion of any royalty Conexant would be obligated to pay under such license should be indemnified by certain vendors to Conexant.

Various other lawsuits, claims and proceedings have been or may be instituted or asserted against Rockwell or Conexant or their respective subsidiaries, including those pertaining to product liability, intellectual property, environmental, safety and health, and employment matters.

In connection with the Distribution, Conexant assumed responsibility for all current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of Semiconductor Systems.

The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to Conexant Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the financial condition or results of operations of Conexant. Based on its evaluation of matters which are pending or asserted and taking into account Conexant's reserves for such matters, management of Conexant believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of Conexant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         3.b.1 Amendment, adopted January 4, 1999, to the By-Laws of the Company, filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.

         3.b.2 Amended By-Laws of the Company, filed as Exhibit 99.3 to the Company's Current Report on Form 8-K dated January 12, 1999, are incorporated herein by reference.

         10.1* Form of Stock Option Agreement under the Company's 1999 Long-Term Incentives Plan.

         10.2* Form of Restricted Stock Agreement (Performance Vesting) under the Company's 1999 Long-Term Incentives Plan.

         10.3* Form of Restricted Stock Agreement (Time Vesting) under the Company's 1999 Long-Term Incentives Plan.

         11       Computation of Per Share Data.


         27       Financial Data Schedule.

    (b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated January 12, 1999, in respect of the completion on December 31, 1998, of the spin-off of Rockwell's Semiconductor Systems business to holders of shares of Common Stock, par value $1 per share, of Rockwell by means of the distribution to such holders of all outstanding shares of Common Stock, par value $1 per share (including the associated preferred share purchase rights), of the Company (Items 5 and 7(c)).

         The Company filed a Current Report on Form 8-K dated January 20,1999, in respect of the Company's press release reporting earnings for the three months ended January 1, 1999, (Items 5 and 7(c)).

--------------------

*  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONEXANT SYSTEMS, INC.
                                             (Registrant)


Date:   April 30, 1999                       By /s/ BALAKRISHNAN S. IYER
                                                --------------------------
                                                 Balakrishnan S. Iyer
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (principal financial officer)



Date:   April 30, 1999                       By /s/ STEVEN M. THOMSON
                                                --------------------------
                                                 Steven M. Thomson
                                                 Vice President and Controller
                                                 (principal accounting officer)




Date:   April 30, 1999                       By /s/ DENNIS E. O'REILLY
                                                --------------------------
                                                 Dennis E. O'Reilly
                                                 Senior Vice President,
                                                 General Counsel and Secretary

                                  EXHIBIT INDEX

EXHIBIT
-------

3.b.1    Amendment, adopted January 4, 1999, to the By-Laws of the
         Company, filed as Exhibit 99.2 to the Company's Current Report on Form
         8-K dated January 12, 1999, is incorporated herein by reference.

3.b.2    Amended By-Laws of the Company, filed as Exhibit 99.3 to the Company's
         Current Report on Form 8-K dated January 12, 1999, are incorporated herein by reference.

10.1*    Form of Stock Option Agreement under the Company's 1999 Long-Term
         Incentives Plan.

10.2*    Form of Restricted Stock Agreement (Performance Vesting) under the
         Company's 1999 Long-Term Incentives Plan.

10.3*    Form of Restricted Stock Agreement (Time Vesting) under the Company's
         1999 Long-Term Incentives Plan.

11       Computation of Per Share Data.

27       Financial Data Schedule.


----------------

*  Management contract or compensatory plan or arrangement.