Form 10-Q
period 1999-06-30
CONEXANT SYSTEMS INC
filed 1999-08-09
CIK 1069353

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999*

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

                                Yes [X]  No [ ]

     Registrant's number of shares of common stock outstanding as of July 31, 1999 was 97,467,845.

---------------
* For presentation purposes, references made to the June 30, 1999 period relate to the actual third fiscal quarter ended July 2, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CONEXANT SYSTEMS, INC.

                                     INDEX


                                                                         PAGE NO.
                                                                         --------
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements:
           Unaudited Consolidated Condensed Balance Sheets -- June 30,
           1999 and September 30, 1998.................................      3
           Unaudited Consolidated Condensed Statements of
           Operations -- Three Months and Nine Months Ended June 30,
           1999 and 1998...............................................      4
           Unaudited Consolidated Condensed Statements of Cash
           Flows -- Nine Months Ended June 30, 1999 and 1998...........      5
           Notes to Unaudited Consolidated Condensed Financial
           Statements..................................................      6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     11
Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................     15

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings...........................................     16
Item 6.    Exhibits and Reports on Form 8-K............................     17
           Signatures..................................................     19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CONEXANT SYSTEMS, INC.

                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               JUNE 30,     SEPTEMBER 30,
                                                                 1999           1998
                                                              ----------    -------------
CURRENT ASSETS:
Cash and cash equivalents...................................  $  411,741     $   14,000
Receivables (less allowance for doubtful accounts: June 30,
  1999, $8,169; September 30, 1998, $8,975).................     181,739        166,386
Inventories, net............................................     190,268        200,926
Deferred income taxes.......................................      89,844        152,559
Assets held for disposal....................................          --         42,346
Other current assets........................................      27,105         10,735
                                                              ----------     ----------
     Total current assets...................................     900,697        586,952
Property, plant and equipment, net..........................     638,648        713,400
Other assets................................................     116,648        118,178
                                                              ----------     ----------
     TOTAL ASSETS...........................................  $1,655,993     $1,418,530
                                                              ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt.............................................  $       --     $   14,000
Accounts payable............................................     175,987        151,044
Accrued litigation..........................................          --         65,000
Other current liabilities...................................      92,812        100,219
                                                              ----------     ----------
     Total current liabilities..............................     268,799        330,263
Other liabilities...........................................      86,975         78,892
Convertible subordinated notes..............................     350,000             --
SHAREHOLDERS' EQUITY:
Rockwell's net investment (September 30, 1998)..............          --      1,009,375
Preferred stock (25,000 shares authorized; no shares issued
  or outstanding)...........................................          --             --
Common stock (500,000 shares authorized; 97,268 issued and
  outstanding)..............................................      97,268             --
Additional paid-in capital..................................     822,290             --
Retained earnings...........................................      32,007             --
Accumulated other comprehensive loss........................      (1,346)            --
                                                              ----------     ----------
     Total shareholders' equity.............................     950,219      1,009,375
                                                              ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............  $1,655,993     $1,418,530
                                                              ==========     ==========

      See notes to unaudited consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
NET REVENUES....................................  $380,330    $277,807    $991,940    $935,500
Cost of goods sold..............................   216,114     183,497     619,545     539,489
                                                  --------    --------    --------    --------
GROSS MARGIN....................................   164,216      94,310     372,395     396,011
Research and development........................    77,927      90,802     217,838     255,047
Selling, general and administrative.............    51,780      62,895     164,323     191,256
Amortization of intangibles.....................     2,059       2,771       6,186       8,421
Special charges -- Rockwell Retained Assets.....        --          --      20,000          --
Special charges -- Other........................        --          --      17,906          --
                                                  --------    --------    --------    --------
OPERATING EARNINGS (LOSS).......................    32,450     (62,158)    (53,858)    (58,713)
Other income, net...............................     2,389         751       2,263       6,411
                                                  --------    --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES...............    34,839     (61,407)    (51,595)    (52,302)
Provision (benefit) for income taxes............    10,449     (27,989)    (26,479)    (23,839)
                                                  --------    --------    --------    --------
NET INCOME (LOSS)...............................  $ 24,390    $(33,418)   $(25,116)   $(28,463)
                                                  ========    ========    ========    ========
EARNINGS PER SHARE:
BASIC...........................................  $   0.25
                                                  ========
DILUTED.........................................  $   0.24
                                                  ========
WEIGHTED AVERAGE SHARES:
BASIC...........................................    95,785
                                                  ========
DILUTED.........................................   103,202
                                                  ========


      See notes to unaudited consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                1999        1998
                                                              --------    ---------
OPERATING ACTIVITIES:
Net loss....................................................  $(25,116)   $ (28,463)
Adjustments to net loss to arrive at cash provided by (used
  in) operating activities:
     Depreciation and amortization..........................   157,119      152,682
     Deferred income taxes..................................    11,909       (6,428)
     Amortization of deferred compensation -- restricted
      stock.................................................    10,407           --
     Special charges -- Rockwell Retained Assets............    20,000           --
     Special charges -- Other...............................    17,906           --
     Changes in assets and liabilities:
       Receivables..........................................   (15,353)      27,831
       Inventories..........................................    10,658     (109,781)
       Accounts payable.....................................    24,943      (45,845)
       Other current liabilities............................    (9,024)     (21,526)
       Other................................................   (25,502)      18,562
                                                              --------    ---------
          CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...   177,947      (12,968)
                                                              --------    ---------
INVESTING ACTIVITIES -
Capital expenditures........................................   (75,431)    (185,386)
                                                              --------    ---------
          CASH USED IN INVESTING ACTIVITIES.................   (75,431)    (185,386)
                                                              --------    ---------
FINANCING ACTIVITIES:
Increase in short-term borrowings...........................        --           --
Payments of short-term debt.................................   (14,075)         (26)
Increase in long-term borrowings, net of issuance costs.....   340,375           --
Net transfers (to) from Rockwell............................   (44,670)     198,380
Issuance of common stock....................................    13,595           --
                                                              --------    ---------
          CASH PROVIDED BY FINANCING ACTIVITIES.............   295,225      198,354
                                                              --------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS.......................   397,741           --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    14,000       14,000
                                                              --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $411,741    $  14,000
                                                              ========    =========


Non-cash activity: During the nine months ended June 30, 1999, the Company transferred its wafer fabrication facilities in Colorado Springs, Colorado (and the related tax benefit) with a book value of $58 million to Rockwell, as well as certain other tax benefits of $23 million related to the Celeritas litigation. In addition, Rockwell transferred $64 million of restricted cash to Conexant to be used to satisfy the $65 million liability which Conexant recorded in the year ended September 30, 1998, related to the Celeritas judgment. During the second fiscal quarter of 1999, the restricted cash balance of $64 million transferred from Rockwell was used to settle the Celeritas judgment, the additional $1 million paid directly by Rockwell was recorded as additional paid-in capital, and the corresponding $65 million liability was eliminated.


      See notes to unaudited consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION


     On December 31, 1998, Conexant Systems, Inc. (formerly named Rockwell Semiconductor Systems, Inc.) (the Company or Conexant), became an independent, separately traded, publicly-held company when Rockwell International Corporation (Rockwell) spun off its semiconductor systems business (Semiconductor Systems) by means of a distribution (the Distribution) of all the outstanding shares of common stock of the Company to the shareholders of Rockwell in a tax-free spin-off. In the Distribution, each Rockwell shareholder of record on December 11, 1998, received one share of the Company's common stock (including an associated preferred share purchase right) for every two shares of Rockwell common stock owned on December 11, 1998.


     The unaudited consolidated condensed financial statements of Conexant have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. In the opinion of the management of Conexant, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the special charges recorded in the first quarter of 1999 (see notes 2 and 3), necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. Certain reclassification entries have been made to prior periods for consistency purposes. These statements should be read in conjunction with the Company's Registration Statement on Form 10, as amended, as filed with the Securities and Exchange Commission. The results of operations for the three-month period and nine-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the full year.

     The accompanying unaudited consolidated condensed financial statements through the date of the Distribution present the historical financial position, results of operations, and cash flows of Semiconductor Systems, as it was spun off, and exclude the assets, liabilities, and results of operations of non-semiconductor businesses retained by Rockwell. The financial statements prior to the Distribution are not necessarily indicative of what the financial position, results of operations, or cash flows would have been had Conexant been an independent public company during all periods presented. Financial data included in the accompanying unaudited consolidated condensed financial statements, for periods subsequent to the Distribution, have been prepared on a basis that reflects the historical assets, liabilities, and operations of the business contributed to Conexant by Rockwell.

     For presentation purposes, references made to the June 30, 1999 and June 30, 1998 periods relate to the actual third fiscal quarters ended July 2, 1999 and July 3, 1998, respectively. In addition, references made to the December 31, 1998 period relate to the actual first fiscal quarter ended January 1, 1999, as previously reported.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 is effective for Conexant's fiscal year beginning October 1, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as

                             CONEXANT SYSTEMS, INC.

either assets or liabilities in the Unaudited Consolidated Condensed Balance Sheets and measure those instruments at fair value. Management believes the impact of adopting this standard will not be material to the financial position or results of operations of the Company.

 2. SPECIAL CHARGES -- ROCKWELL RETAINED ASSETS

     Prior to the Distribution, the Company distributed its wafer fabrication facilities in Colorado Springs, Colorado (and the related tax benefit) to Rockwell. The transition agreement with Rockwell provided for the lease of the Colorado Springs facilities by Conexant through April 30, 1999, pursuant to a triple-net lease under which Conexant paid all costs of the facilities.

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

 3. SPECIAL CHARGES -- OTHER


     In the fourth fiscal quarter of 1998, Conexant restructured its business and recorded special charges of $147 million. In the first fiscal quarter of 1999, Conexant recorded additional special charges of $18 million. The additional charges include approximately $17 million relating to the Voluntary Early Retirement Program (VERP) and $1 million to decommission equipment and contract cancellations at the Colorado Springs wafer fabrication facilities. At June 30, 1999, approximately $25.1 million of accruals remained for these special charges relating primarily to the VERP, contract cancellations, facility lease termination costs and decommission of equipment. The restructuring actions are expected to be substantially completed by the end of fiscal year 1999.


 4. INVENTORIES

     Inventories are summarized as follows (in thousands):

                                                              JUNE 30,    SEPTEMBER 30,
                                                                1999          1998
                                                              --------    -------------
Finished goods..............................................  $ 39,904      $ 71,328
Work-in-process.............................................   125,586       107,002
Raw materials, parts, and supplies..........................    24,778        22,596
                                                              --------      --------
Inventories, net............................................  $190,268      $200,926
                                                              ========      ========

 5. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the three- and nine-month periods ended June 30, 1999, was $23.0 million and $(26.5) million, respectively. Accumulated other comprehensive income includes $1.3 million in translation loss at June 30, 1999. Translation gains and losses for periods prior to the Distribution were reflected as part of Rockwell's net investment and were not considered material.

 6. CONTINGENT LIABILITIES

     Claims have been asserted against Conexant for utilizing the intellectual property rights of others in certain of the Company's products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the resolution of such claims through arbitration or litigation.

                             CONEXANT SYSTEMS, INC.

     On October 14, 1997, Brent Townshend (Townshend) filed suit against Rockwell and Conexant in the Superior Court of California for San Mateo County seeking an injunction to halt the sale of products containing Conexant's K56Flex(TM) chipsets and requesting unspecified damages, claiming that Conexant had engaged in unfair competition, misappropriation of trade secrets, breach of contract and breach of confidence by using technical information allegedly disclosed in confidence by Mr. Townshend to accelerate its development of 56 Kbps modem technology. In January 1999, Townshend dismissed his State Court action and re-filed the same claims and three new claims for patent infringement in the U.S. District Court for the Northern District of California. In the Federal action, Townshend alleges that each of his patents (the Townshend Patents) covers certain aspects of the V.90 standard and are infringed by Conexant's 56 Kbps products. In the Federal action, Townshend seeks injunctive relief, compensatory damages, restitution and exemplary and punitive damages. Townshend and 3Com Corporation had publicly announced that 3Com was the exclusive licensee for the Townshend Patents and acted as Townshend's agent in sublicensing the Townshend Patents to third parties. More recently, Townshend and 3Com publicly announced that Townshend has reacquired exclusive control over the licensing and enforcement of the patents as well as other ownership rights, while 3Com retained a non-exclusive license to practice the Townshend inventions. Conexant has filed its answer to Townshend and counterclaims against Townshend and claims against 3Com. Conexant is vigorously defending its position that it independently developed the 56 Kbps modem technology using entirely its own skills and public domain information and will vigorously contest the infringement claims and the validity of the asserted patents.

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

 7. FINANCING AGREEMENTS

     On December 21, 1998, the Company and three of its subsidiaries entered into a three-year $350 million senior secured revolving loan facility (the Credit Facility) with a group of banks. Loans under the Credit Facility are to be used for working capital needs and other general corporate purposes. The Credit Facility is guaranteed by substantially all of the Company's domestic subsidiaries. It is also secured by (i) a first-priority security interest in substantially all domestic assets of the Company and its domestic subsidiaries, and (ii) a pledge of the stock of the Company's domestic and foreign subsidiaries, subject to certain exceptions. At June 30, 1999, there were no amounts outstanding under the Credit Facility.

     Loans obtained under the Credit Facility bear interest at a rate per annum equal, at the election of the Company, to either (i) a base rate (ABR), which is the higher of Credit Suisse First Boston's prime rate and 0.50 percent over the federal funds rate or (ii) the London interbank offered rate for offshore dollar deposits (LIBOR); plus, in either case, a variable margin. For the first six months following the Distribution, the margin was fixed at 75 basis points for ABR-based loans and 175 basis points for LIBOR-based loans.

                             CONEXANT SYSTEMS, INC.

Thereafter, the margin is based on the Company's total debt to capitalization ratio. The Company pays a facility fee on the unused amount of the Credit Facility at a per annum rate that will vary depending on the same criteria used to determine the interest rate margin. The Company also pays other customary fees.

     The Credit Facility contains, among other terms, representations and warranties, conditions precedent, covenants, mandatory and voluntary prepayment provisions and events of default customary for facilities of this type. The Company was in compliance with all covenants under the Credit Facility for the three-month period ended June 30, 1999.

     In May 1999, Conexant issued $350 million of its 4 1/4% convertible subordinated notes due May 1, 2006 (the Notes) in a private placement. Holders of the Notes may convert the Notes into shares of the Company's common stock at any time prior to redemption or maturity at a conversion price of $46.196 per share, subject to adjustment. The Company has the option to redeem the Notes at any time on or after May 6, 2002, at a declining premium to par. The Notes are subordinated to all existing and future senior indebtedness of the Company.

     The Company used $100 million of the net proceeds from the issuance of the Notes to repay all amounts outstanding under the Credit Facility. The remaining net proceeds will be used to acquire additional manufacturing equipment, to make strategic investments to secure long-term access to advanced silicon wafer fabrication capacity from third parties and for general corporate purposes.

     In connection with the offering of the Notes, the Company entered into a registration rights agreement pursuant to which the Company filed a shelf registration statement registering the resale by holders of the Notes and the shares of the Company's common stock into which the Notes are convertible. The Company is required to keep the shelf registration statement effective until the earlier of (i) the resale of all the securities registered under the shelf registration and (ii) the expiration of the holding period applicable for the securities held by persons who are not affiliates of the Company under Rule 144(k) of the Securities Act of 1933, as amended, subject to certain permitted exceptions.

 8. PRO-FORMA LOSS PER SHARE

     The number of pro-forma weighted average outstanding shares and common share equivalents used in the pro-forma loss per share calculation set forth below was based upon the weighted average number of Rockwell shares and share equivalents outstanding for the applicable periods, adjusted for the distribution ratio in the Distribution of one share of the Company's common stock for every two shares of Rockwell common stock. For the nine months ended June 30, 1999, the weighted average common shares was determined based upon the weighted average of (i) the Rockwell method for the first fiscal quarter, as previously described, and (ii) the actual Conexant share activity for the second and third fiscal quarters, as described further in note 9. These pro-forma results are not indicative of future results.


     The pro-forma effect of common share equivalents outstanding for the three-months ended June 30, 1998, and for the nine-months ended June 30, 1999 and June 30, 1998, were not included in the computation of diluted loss per share for those periods as the Company incurred a loss and, therefore, the impact was antidilutive.

                             CONEXANT SYSTEMS, INC.

     Pro-forma basic and diluted loss per share (in thousands, except per share data):

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   JUNE 30,               JUNE 30,
                                              ------------------    --------------------
                                                     1998             1999        1998
                                              ------------------    --------    --------
Net loss....................................       $(33,418)        $(25,116)   $(28,463)
Pro-forma basic and diluted loss per
  share.....................................       $  (0.34)        $  (0.26)   $  (0.28)
Pro-forma basic and diluted weighted average
  common shares.............................         97,700           95,233     100,100

 9. STOCK OPTIONS AND EARNINGS PER SHARE

     The number of weighted average shares and common share equivalents outstanding used in the earnings per share calculation for the third quarter of fiscal 1999 was based upon the weighted average number of Conexant common shares outstanding and Conexant common share equivalents for the third quarter of fiscal 1999. The common share equivalent calculation assumes the dilutive effect of stock options to purchase approximately 6.4 million shares of common stock and approximately 1.0 million shares of restricted stock which are subject to vesting requirements.


     The total stock options outstanding were approximately 16.8 million as of June 30, 1999, which include approximately 8.4 million options issued in connection with the Distribution, as well as approximately 8.4 million options for Conexant common stock issued under the Company's 1999 Long-Term Incentives Plan (the 1999 LTIP). In connection with the Distribution, outstanding options to purchase Rockwell common stock held by Conexant employees, as well as certain options held by others, were converted into options to purchase approximately
10.1 million shares of Conexant common stock based on formulas designed to preserve the intrinsic value of the options. The options issued in connection with the Distribution have the same terms and vesting schedule as the original Rockwell options, and the options issued under the 1999 LTIP generally vest over four years and expire after ten years.


     For the three-month period ended June 30, 1999, approximately 0.2 million stock options were excluded from the calculation of diluted earnings per share, because their exercise price was greater than the average market price of the common shares during the quarterly period, and the effect of such inclusion would be antidilutive.

     Restricted stock grants under the 1999 LTIP consist of time vesting and performance dependent grants. Approximately 1.0 million restricted shares are outstanding as of June 30, 1999 under the 1999 LTIP. The time vesting restricted stock generally is restricted for a two-year period and fully vests on the second anniversary of the grant date. For the performance dependent restricted stock, 50 percent vests upon the completion of twenty consecutive trading days during which the fair market value of the stock on each such trading day is at least 50 percent higher than the value of the stock on the grant date, and the remaining 50 percent vests upon the completion of twenty consecutive trading days during which the fair market value of the stock on each such trading day is at least 100 percent higher than the value of the stock on the grant date, provided that no performance dependent restricted stock vests prior to one year after the date of grant. In any event, the performance dependent restricted stock will fully vest on the eighth anniversary of the grant date. Management has recommended and the Board of Directors (the Board) has approved potential acceleration of certain of the time vesting and performance dependent restricted stock grants under the 1999 LTIP, provided certain objectives are met for the third and fourth quarters of fiscal 1999. The Board may deem such awards to be earned as of October 1, 1999. The total amount of compensation expense recorded for restricted stock grants under the 1999 LTIP was $8.1 million in the third fiscal quarter of 1999.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


RESULTS OF OPERATIONS


     The following table summarizes the net revenues of the Company's five product platforms for the periods presented (dollars are in thousands and percentages are expressed as a percentage of total net revenues):

                                 THREE MONTHS ENDED JUNE 30,          NINE MONTHS ENDED JUNE 30,
                               --------------------------------    --------------------------------
                                    1999              1998              1999              1998
                               --------------    --------------    --------------    --------------
Personal Computing...........  $154,416    41%   $142,751    51%   $456,249    46%   $524,672    56%
Network Access...............    82,601    22%     38,941    14%    171,350    17%    101,451    11%
Wireless Communications......    70,047    18%     41,656    15%    172,360    18%    118,155    13%
Digital Infotainment.........    47,868    12%     32,508    12%    129,956    13%    109,993    12%
Personal Imaging.............    25,398     7%     21,951     8%     62,025     6%     81,229     8%
                               --------   ---    --------   ---    --------   ---    --------   ---
          Totals.............  $380,330   100%   $277,807   100%   $991,940   100%   $935,500   100%
                               ========   ===    ========   ===    ========   ===    ========   ===


     NET REVENUES: Net revenues were $380.3 million and $991.9 million for the three- and nine-month periods ended June 30, 1999, respectively, compared to $277.8 million and $935.5 million for the three- and nine-month periods ended June 30, 1998, respectively. The increase for both the three- and nine-month periods ended June 30, 1999, over the similar periods in fiscal 1998 was primarily due to net revenue growth of the expansion platform products. The expansion platform products are comprised of all products excluding the Personal Computing products. Net revenues for Network Access increased 112% and 69% for the three- and nine-month periods ended June 30, 1999, respectively, over the similar periods in fiscal 1998 mainly fueled by the continuing expansion of the worldwide Internet infrastructure. The Company's Broadband Access portfolio, including symmetrical and asymmetrical digital subscriber line products, had significant growth as a result. Also, shipments of the AnyPort Multi-Service Access product family had significant growth as networking original equipment manufacturers (OEMs) continued their deployment of IP gateways. Finally, the Company's WAN transport portfolio had significant growth as the result of the strong demand for T1/E1 framers and transceivers, HDLC controllers, and ATM SAR solutions. Net revenues for Wireless Communications increased 68% and 46% for the three- and nine-month periods ended June 30, 1999, respectively, over the similar periods in fiscal 1998, mainly due to the strong demand for digital cellular handsets worldwide. This resulted in a significant increase in shipments of CDMA power amplifiers, GSM power amplifiers for cellular phones and strong demand for CDMA RF products. Net revenues for Digital Infotainment increased 47% and 18% for the three- and nine-month periods ended June 30, 1999, respectively, over the similar periods in fiscal 1998 mainly due to the solid demand for satellite set-top box tuners and demodulators, video encoders for DVD and set-top boxes and video decoders for TV in the PC applications. Net revenues for Personal Computing increased by 8% but decreased by 13% for the three- and nine-month periods ended June 30, 1999, respectively, over the similar periods in fiscal 1998. The increase for the third fiscal quarter of 1999 over the similar period in fiscal 1998 was mainly due to a more favorable portfolio mix. The decrease for the nine-month period ended June 30, 1999 was mainly due to a shift towards lower priced products over the similar period in fiscal 1998. Net revenues for Personal Imaging increased 16% but decreased 24% for the three- and nine-month periods ended June 30, 1999, respectively, over the similar periods in fiscal 1998. The increase for the third fiscal quarter of 1999 over the similar period in fiscal 1998 was mainly due to the strong demand for consumer fax in the North American market, continued migration to higher speed solutions for SOHO and commercial applications, and increased penetration of the expanding multifunctional peripheral market. The decrease for the nine-month period ended June 30, 1999 was mainly due to the weakness experienced in the Asian market over the similar period in fiscal 1998.



     GROSS MARGIN: Gross margin was $164.2 million or 43% of net revenues for the three-month period ended June 30, 1999, compared to $94.3 million or 34% of net revenues for the similar period in 1998. The increase was mainly due to better product mix, better PC modem pricing environment, and higher factory utilization at our wafer fabrication facilities. Gross margin was $372.4 million or 38% for the nine-month period ended June 30, 1999, compared to $396.0 million or 42% for the nine-month period ended June 30, 1998. The decrease in gross margin was primarily due to pricing pressures in Personal Computing and unusually high inventory costs associated with lower manufacturing capacity utilization in the first fiscal quarter of 1999.



     RESEARCH AND DEVELOPMENT: Research and development (R&D) expenses were $77.9 million and $217.8 million for the three- and nine-month periods ended June 30, 1999, respectively, compared to $90.8 million and $255.0 million for the similar periods in 1998, respectively. The decrease for both of these periods was mainly due to cost reduction actions initiated in the fourth quarter of fiscal 1998 to reduce the Company's overall cost structure. These actions included headcount reductions, design center closures, and project cancellations.



     SELLING, GENERAL, AND ADMINISTRATIVE: Selling, general, and administrative (SG&A) expenses were $51.8 million and $164.3 million for the three- and nine-month periods ended June 30, 1999, respectively, compared to $62.9 million and $191.3 million for the similar periods in 1998, respectively. The decrease for both of these periods was mainly due to reductions in headcount, advertising, and consulting expenses.



     SPECIAL CHARGES -- ROCKWELL RETAINED ASSETS: In the first fiscal quarter of 1999, Conexant recorded a special charge for an additional asset impairment of $20 million for the Colorado Springs wafer fabrication facilities as a result of Rockwell's decision to further write-down the facilities, which were retained by Rockwell as part of the spin-off. This non-cash charge was required to be reported in the Company's last fiscal quarter as a subsidiary of Rockwell.



     SPECIAL CHARGES -- OTHER: In the first fiscal quarter of 1999, Conexant recorded additional special charges of approximately $18 million. The additional charges include approximately $17 million relating to the VERP and $1 million to decommission equipment and contract cancellations at the Colorado Springs wafer fabrication facilities.



     OTHER INCOME, NET: Other income, net was $2.4 million for the three-month period ended June 30, 1999, compared to $0.8 million for the similar period in 1998 mainly due to a gain on the sale of a minority interest investment and higher interest income due to the net cash received from the $350 million convertible notes offering, partially offset by higher interest expense related to the $350 million convertible notes. Other income, net was $2.3 million for the nine-month period ended June 30, 1999, compared to $6.4 million for the similar period in 1998, mainly due to the receipt of a contract cancellation fee of $3.3 million in the nine-month period ended June 30, 1998.



     PROVISION (BENEFIT) FOR INCOME TAXES: The income tax provision for the three-month period ended June 30, 1999, was $10.4 million, or 30% of income before income taxes. In the similar period in 1998, an income tax benefit of $28.0 million was recorded due to a loss from operations. The income tax provision for the nine-month period ended June 30, 1999, was a benefit of $26.5 million or 51% of loss before income taxes. In the similar period in 1998, a benefit of $23.8 million, or 46% of loss before income taxes was recorded. The tax rate for the remainder of the fiscal year is expected to remain at 30%, primarily due to the positive impact of various tax credits available to the Company. The effective tax rate includes state tax credits and federal research and experimentation tax credits.



LIQUIDITY AND CAPITAL RESOURCES


     Cash provided by operating activities was $177.9 million for the nine-month period ended June 30, 1999, compared to cash used by operating activities of $13.0 million for the similar period in 1998. Net operating cash flows for the nine-month period ended June 30, 1999, were favorably impacted due to a net decrease in inventories of $10.7 million, despite an increase in net revenues of $56.4 million over the similar period in 1998, reflecting the results of the Company's efforts to better align inventories to net revenues. This was partially offset by an increase in net receivables as a result of the increase in net revenues. The improvement in net operating cash flow was also impacted by the adjustments to net income as a result of non-cash special charges of $37.9 million and non-cash charges for depreciation and amortization of $157.1 million.

     Investing activities used $75.4 million of cash during the nine-month period ended June 30, 1999, compared to $185.4 million for the similar period in 1998. Lower current period investments relate to the timing of capital expenditures for additional capacity and new process technologies.

     The Company's financing activities provided cash of $295.2 million during the nine-month period ended June 30, 1999, compared to $198.4 million during the similar period in 1998. Financing sources of cash for the nine-month period ended June 30, 1999 were the issuance of $350 million of convertible subordinated notes. This was partially offset by repayment of $100 million that was outstanding under the Credit Facility, net transfers to Rockwell, repayment of a loan at the Company's Japanese subsidiary, and satisfaction of the Company's obligation for the Celeritas matter. In the similar period in 1998, the financing sources of cash were predominantly transfers of cash from Rockwell.

     In December 1998, the Company and three of its subsidiaries entered into a three-year $350 million senior secured revolving loan facility with a group of banks. As of June 30, 1999, no amount was outstanding on the Credit Facility. The Credit Facility includes facilities for revolving loans and swingline loans in multiple currencies and letters of credit. The Credit Facility is guaranteed by substantially all of the Company's domestic subsidiaries. It is also secured by (i) a first-priority security interest in substantially all domestic assets of the Company and its domestic subsidiaries and (ii) a pledge of the stock of the Company's domestic and foreign subsidiaries, subject to certain exceptions. For further details on the Credit Facility, see note 7.

     The Credit Facility contains, among other terms, representations and warranties, conditions precedent, covenants, mandatory and voluntary prepayment provisions and events of default customary for facilities of this type. Covenants include certain restrictions on capital expenditures, consolidations and mergers, sales of assets, incurrence of indebtedness and creation of liens and encumbrances. The Credit Facility includes various financial covenants, including a minimum net worth requirement and required financial ratios in respect of (i) earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense, (ii) debt to EBITDA and (iii) minimum cash balance. The Company was in compliance with all covenants under the Credit Facility for the three-month period ended June 30, 1999. However, if the Company experiences a decrease in revenues or an increase in expenses, the Company could, under the terms of the Credit Facility, be deemed in default and may need to seek waivers for any such default, or amendments to maintain compliance with the covenants of the Credit Facility. There can be no assurance the Company will be successful in obtaining such waivers or amendments, if required.


     In May 1999, the Company issued $350 million of its 4 1/4% convertible subordinated notes due May 1, 2006 in a private placement. Holders of the Notes may convert the Notes into shares of the Company's common stock at any time prior to redemption or maturity at a conversion price of $46.196 per share, subject to adjustment. The Company has the option to redeem the Notes at any time on or after May 6, 2002, at a declining premium to par. The Notes are subordinated to all existing and future senior indebtedness of the Company. The Company used $100 million of the net proceeds from the Notes to repay all amounts outstanding under the Credit Facility. The remaining net proceeds will be used to acquire additional manufacturing equipment, to make strategic investments to secure long-term access to advanced silicon wafer fabrication capacity from third parties and for general corporate purposes.


     The Company believes that its existing sources of liquidity and cash expected to be generated from future operations are sufficient to fund operations, capital expenditures, and research and development efforts for the foreseeable future.

YEAR 2000 READINESS DISCLOSURE


     Conexant is addressing the impact of the Year 2000 on each of five major areas: the Company's products, business systems (computer systems that handle business processes), infrastructure (servers, desktop computers, networks, telecom systems and software), manufacturing systems (computer systems used in the manufacturing process) and suppliers (critical materials suppliers to the business). Each of the five areas is undergoing the following process to ensure readiness for the Year 2000. First, in the inventory phase, all Conexant assets are inventoried to identify those that have any type of software or hardware with Year 2000-related issues. Second, in the assessment phase, all inventoried items are assessed to confirm that a Year 2000-related issue is present and the extent of remediation required. Third, in the strategy phase, a remediation strategy is created to ensure that all critical systems are upgraded to be Year 2000 ready by September 30, 1999. Fourth, in the conversion/upgrade phase, upgrades are performed on all items identified in the assessment and strategy phases. Finally, in the certification phase, all upgraded items receive final certification testing to verify Year 2000 readiness. Conexant has completed the inventory phase for all five areas. In addition, it has completed the assessment and strategy phases and is currently in the conversion and certification phases for the business systems, infrastructure and manufacturing systems areas. All five phases for the Company's products have been completed. The Company has completed the assessment and strategy phase and is now in the remediation and certification phases for the suppliers' area. The Company has begun auditing those suppliers who did not perform up to standards during the assessment phase. Conexant is integrating its testing efforts with SEMATECH, a consortium of semiconductor manufacturing companies, to ensure best practice testing. The manufacturing systems, hardware systems and software applications areas are being tested under the SEMATECH guidelines.

     The Company's greatest area of uncertainty centers primarily in the supplier area, due to the number of equipment and materials suppliers involved and their various stages of readiness for Year 2000. In particular, the Company is dependent on suppliers to upgrade their systems to ensure an uninterrupted supply of materials. Approximately 98 percent of our manufacturing tools have achieved certification. A Year 2000-related failure by a significant materials supplier could result in the temporary slowdown of production by the Company, the duration of which the Company reasonably estimates would be not more than a few days. As a result, the Company's contingency plan centers heavily on the supplier area. For the top five to ten percent of its critical materials and manufacturing suppliers, the Company is performing on-site audits and intends to monitor specific Year 2000-based milestones to ensure readiness. The Company has completed its assessment of all Tier 1 critical suppliers and has begun its audit process. In the event a supplier does not meet the Company's milestones for Year 2000 readiness, the Company has identified all critical materials suppliers and has completed a critical supplier contingency plan that includes alternate sourcing and stockpiling of materials as of June 30, 1999.

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

     Overall, utilizing both internal and external resources to address the Year 2000 issue, Conexant has achieved a certification level of 99 percent as of June 30, 1999 and plans to be 100 percent complete by September 30, 1999. The current estimate of total project cost is approximately $6 million, which includes the cost of purchasing certain hardware and software. Approximately $5 million of this amount is for capital investments, with the remainder being expenses (primarily salary costs). As of June 30, 1999, approximately $4.6 million had been spent, with the majority of the remaining amount to be spent by the end of this fiscal year. Conexant continues to evaluate the estimated costs associated with these efforts based on actual experience. Management believes, based on available information, that the Company will be able to remediate Year 2000-related issues in the products, business systems, and infrastructure areas without any material adverse effect on its business operations, products, or financial condition. However, the Company could be adversely impacted by the Year 2000 issues faced by major suppliers, distributors, customers, vendors, and financial services organizations with which the Company interacts. Any disruption in the Company's operations as a result of the failure of any of these third parties to be Year 2000 ready could have a material adverse effect on Conexant's business operations, products, and financial condition.

     The Company has begun initial preparation of a Year 2000 contingency plan for the entire Company, and anticipates completion of this plan by September 1999.

CAUTIONARY STATEMENT

     This Quarterly Report contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: global and market conditions, including, but not limited to, the cyclical nature of the semiconductor industry and the markets addressed by the Company's and its customers' products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the availability and extent of utilization of manufacturing capacity and raw materials; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property; the successful implementation of the Company's diversification strategy; labor relations of the Company, its customers and suppliers; timely completion of Year 2000 modifications by the Company and its key suppliers and customers; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those discussed in the Company's Registration Statement on Form 10 or detailed from time to time in the Company's Securities and Exchange Commission filings. Reference is made to the Risk Factors section on pages 12 to 21 of the Information Statement included in the Company's Registration Statement on Form 10. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash, cash equivalents and long-term debt. At June 30, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

     It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company enters into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of all the Company's outstanding foreign currency forward exchange contracts aggregated $19 million at June 30, 1999, and $17 million at September 30, 1998. The gains and losses relating to these foreign currency forward exchange contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. The Company believes that any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions.

     Based on the Company's overall currency rate exposure at June 30, 1999, a 10 percent change in currency rates would not have had a material effect on the financial position, results of operations or cash flows of the Company.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Conexant was joined on April 7, 1998 as a defendant in a suit filed by Harris Corporation against PairGain Technologies, Inc. in the Superior Court of California for Orange County. Harris alleged that a "teaming agreement" between it and PairGain to develop a complete ADSL solution constituted a joint venture and that Conexant's subsequent exclusive agreement with PairGain to develop digital modem products using PairGain's ADSL technology constituted an intentional interference with contractual relations, intentional interference with prospective economic advantage, negligent interference with contractual relations and an unfair trade practice in violation of the California Business & Professions Code. As of November 3, 1998, Conexant settled its portion of the lawsuit. This suit was dismissed with prejudice on June 7, 1999.

     On October 14, 1997, Brent Townshend (Townshend) filed suit against Rockwell and Conexant in the Superior Court of California for San Mateo County seeking an injunction to halt the sale of products containing Conexant's K56Flex(TM) chipsets and requesting unspecified damages, claiming that Conexant had engaged in unfair competition, misappropriation of trade secrets, breach of contract and breach of confidence by using technical information allegedly disclosed in confidence by Mr. Townshend to accelerate its development of 56 Kbps modem technology. In January 1999, Townshend dismissed his State Court action and re-filed the same claims and three new claims for patent infringement in the U.S. District Court for the Northern District of California. In the Federal action, Townshend alleges that each of his patents (the Townshend Patents) covers certain aspects of the V.90 standard and are infringed by Conexant's 56 Kbps products. In the Federal action, Townshend seeks injunctive relief, compensatory damages, restitution and exemplary and punitive damages. Townshend and 3Com Corporation had publicly announced that 3Com was the exclusive licensee for the Townshend Patents and acted as Townshend's agent in sublicensing the Townshend Patents to third parties. More recently, Townshend and 3Com publicly announced that Townshend has reacquired exclusive control over the licensing and enforcement of the patents as well as other ownership rights, while 3Com retained a non-exclusive license to practice the Townshend inventions. Conexant has filed its answer to Townshend and counterclaims against Townshend and claims against 3Com. Conexant is vigorously defending its position that it independently developed the 56 Kbps modem technology using entirely its own skills and public domain information and will vigorously contest the infringement claims and the validity of the asserted patents.

     On July 29, 1991, Shumpei Yamazaki filed suit against a Japanese subsidiary of Rockwell in the Tokyo District Court, Twenty-ninth Civil Division for patent infringement relating to Conexant's facsimile modem chipsets seeking 685 million yen (approximately $5.98 million based on the exchange rate on July 30, 1999) and court costs. In October 1998, the District Court rendered its decision dismissing the suit, from which decision Mr. Yamazaki appealed. On April 12, 1999, Mr. Yamazaki presented his position at the first portion of the appellate hearing. Conexant presented its position to the appellate court on June 16, 1999. Conexant believes it has meritorious defenses to these claims and is vigorously defending this action.

     On May 30, 1997, Klaus Holtz filed suit against Rockwell in the U.S. District Court for the Northern District of California for patent infringement relating to Conexant's modem products utilizing the V.42bis standard for data compression. On September 30, 1998, the Court barred any alleged damages arising before May 30, 1997. On December 17, 1998, the Court issued an order construing the claims of the patent. Conexant filed a motion for Summary Judgment of Non-Infringement on February 22, 1999. A hearing was held thereon on June 14, 1999. The parties are waiting for a written decision. Conexant believes it has meritorious defenses to these claims and is vigorously defending this action.

     Conexant conducts its business in market sectors where the Lemelson Foundation broadly asserts certain intellectual property rights against all participants. The Lemelson Foundation has made explicit demands that virtually all semiconductor companies must be licensed under those intellectual property rights and must pay the Foundation a royalty calculated as a percentage of product sales. The Lemelson Foundation filed a patent infringement suit in the U.S. District Court in Arizona against approximately 88 defendants from the semiconductor industry, including Rockwell and Conexant. Rockwell and Conexant were dismissed from the lawsuit on June 29, 1999, and have negotiated a broad, fully paid license to the Lemelson patent portfolio with the right to pass through the license to their respective customers on product purchased from them.

     On May 6, 1998, Western Atlas, Inc. filed suit against Rockwell and Conexant in the U.S. District Court for the Southern District of Texas alleging infringement of several patents acquired by Western Atlas covering certain aspects of GPS technology. The complaint explicitly identifies Conexant's Jupiter(TM) GPS receiver as an allegedly infringing product. On July 2, 1999, Rockwell and Conexant reached agreement on a settlement with Western Atlas for a fully paid license to the technology. Conexant will also obtain the right to pass through the license to its customers on product purchased from Conexant.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    10.1       Indenture, dated as of May 1, 1999, between the Company and
               The First National Bank of Chicago, as trustee, including
               the form of 4 1/4% Convertible Subordinated Note Due May 1,
               2006 attached as Exhibit A thereto, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3
               (Registration No. 333-82399), is incorporated herein by
               reference.
    10.2       Registration Rights Agreement, dated as of May 12, 1999, by and among the Company, Morgan Stanley & Co. Incorporated,
               Credit Suisse First Boston Corporation and Lehman Brothers,
               Inc., filed as Exhibit 4.2 to the Company's Registration
               Statement on Form S-3 (Registration No. 333-82399), is
               incorporated herein by reference.
    10.3       First Amendment to Loan Documents dated as of June 11, 1999 among the Company, certain of its subsidiaries, the Lenders and the Issuing Banks thereunder, and Credit Suisse First
               Boston, as administrative agent.
    11         Computation of Per Share Data.
    27         Financial Data Schedule.

(b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated May 3, 1999, in respect of the Company's press release dated May 3, 1999 reporting the proposed private offering of its convertible subordinated notes to certain qualified institutional investors (Items 5 and 7(c)).

     The Company filed a Current Report on Form 8-K dated May 12, 1999, in respect of the Company's press release dated May 12, 1999 reporting the completion of the private offering of $350 million of its convertible subordinated notes to certain qualified institutional investors (Items 5 and 7(c)).

     The Company filed a Current Report on Form 8-K dated June 11, 1999, in respect of the Company's press release dated June 8, 1999 reporting that the Company expected to significantly exceed analysts' estimates of earnings for the third fiscal quarter of 1999 (Items 5 and 7(c)).

     The Company filed a Current Report on Form 8-K dated July 22, 1999, in respect of the Company's press release reporting earnings for the three months ended June 30, 1999 (Items 5 and 7(c)).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONEXANT SYSTEMS, INC.
                                          (Registrant)


Date: August 9, 1999                      By /s/ BALAKRISHNAN S. IYER


                                            ------------------------------------
                                            Balakrishnan S. Iyer
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)


Date: August 9, 1999                      By /s/ STEVEN M. THOMSON


                                            ------------------------------------
                                            Steven M. Thomson
                                            Vice President and Controller
                                            (principal accounting officer)


Date: August 9, 1999                      By /s/ DENNIS E. O'REILLY


                                            ------------------------------------
                                            Dennis E. O'Reilly
                                            Senior Vice President,
                                            General Counsel and Secretary

                                 EXHIBIT INDEX

EXHIBIT
-------
10.1     Indenture, dated as of May 1, 1999, between the Company and
         The First National Bank of Chicago, as trustee, including
         the form of 4 1/4% Convertible Subordinated Note Due May 1,
         2006 attached as Exhibit A thereto, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3
         (Registration No. 333-82399), is incorporated herein by
         reference.
10.2     Registration Rights Agreement, dated as of May 12, 1999, by and among the Company, Morgan Stanley & Co. Incorporated,
         Credit Suisse First Boston Corporation and Lehman Brothers,
         Inc., filed as Exhibit 4.2 to the Company's Registration
         Statement on Form S-3 (Registration No. 333-82399), is
         incorporated herein by reference.
10.3     First Amendment to Loan Documents dated as of June 11, 1999 among the Company, certain of its subsidiaries, the Lenders and the Issuing Banks thereunder, and Credit Suisse First
         Boston, as administrative agent.
11       Computation of Per Share Data.
27       Financial Data Schedule.