Form 10-K405
period 1999-09-30
CONEXANT SYSTEMS INC
filed 1999-12-06
CIK 1069353

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999*

                       COMMISSION FILE NUMBER: 000-24923

                             CONEXANT SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                     25-1799439
          (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NO.)

4311 JAMBOREE ROAD, NEWPORT BEACH, CALIFORNIA                  92660-3095
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 483-4600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $1.00 PAR VALUE PER SHARE
             (INCLUDING ASSOCIATED PREFERRED SHARE PURCHASE RIGHTS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant (based on the closing price as reported on the NASDAQ National Market on October 29, 1999) was approximately $9.1 billion. Shares of voting stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of October 29, 1999 was 196,389,578.**

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareowners to be held on February 10, 2000, are incorporated by reference into
Part III of this Form 10-K.
                            ------------------------

* For presentation purposes of this Form 10-K, references made to the September 30, 1999 period relate to the actual fiscal year ended October 1, 1999.

** Number of outstanding shares reflects a 2-for-1 stock split effected in the form of a stock dividend on October 29, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CAUTIONARY STATEMENT

     This Annual Report on Form 10-K contains statements relating to future results of Conexant Systems, Inc. (including certain projections and business trends) that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, global and market conditions, including, but not limited to, the cyclical nature of the semiconductor industry and the markets addressed by the Company's and its customers' products; demand for and market acceptance of new and existing products; successful development of new products; the timing of new product introductions; the availability and extent of utilization of manufacturing capacity and raw materials; price erosion; other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property; successful management of potential product supply constraint issues; labor relations of the Company, its customers and suppliers; competitive product and pricing pressures; timely completion of the Year 2000 modifications by the Company and its key suppliers and customers; failure to meet forecasted expenditures; the Company's inability to obtain or generate sufficient capital to fund its research and development expenses and other working capital needs; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those set forth herein and those detailed from time to time in the filings of the Company with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Conexant Systems, Inc. ("Conexant" or the "Company") is the world's largest independent company focused exclusively on providing semiconductor products for communications electronics. With more than 30 years of experience in developing communications products, Conexant draws upon its expertise in mixed-signal processing technology to deliver semiconductor integrated circuit products and system-level solutions for a broad range of communications applications. These products facilitate communications worldwide through wireline voice and data communications networks, cordless and cellular wireless telephony systems and emerging cable and wireless broadband communications networks. Conexant has aligned its business into five platforms: Personal Computing, Network Access, Wireless Communications, Digital Infotainment, and Personal Imaging. For a discussion of the five platforms, see "Products."

     On November 4, 1998, the Board of Directors of Rockwell International Corporation ("Rockwell") approved the distribution (the "Distribution") to its shareowners of all the outstanding shares of the common stock of its wholly-owned subsidiary, Conexant, by means of a tax-free spin-off. Under the terms of the Distribution, each Rockwell shareowner of record on December 11, 1998, received one share of the Company's common stock (including an associated preferred share purchase right) for every two shares of Rockwell common stock owned on December 11, 1998. The Distribution occurred at the close of business on December 31, 1998. Prior to the Distribution, the Company, a Delaware corporation formerly named Rockwell Semiconductor Systems, Inc., was a wholly-owned subsidiary of Rockwell which, together with certain other subsidiaries of Rockwell, operated Rockwell's semiconductor systems business ("Semiconductor Systems"). As part of the Distribution, Rockwell transferred to the Company, assets and liabilities of Semiconductor Systems not already owned by the Company, which included the stock of certain subsidiaries, and the Company transferred to Rockwell all assets and liabilities not constituting part of Semiconductor Systems, including all assets and liabilities of Rockwell's electronic commerce business. Conexant was incorporated as Rockwell Semiconductor Systems, Inc. in Delaware on September 16, 1996, and changed its name to Conexant Systems, Inc., on October 14, 1998. All references to the Company and its predecessors will now be known as Conexant.

     The financial information contained herein for fiscal 1999 contains information while Conexant was part of Rockwell during the first quarter of fiscal 1999. Further, the Company was not a stand alone public company until the beginning of the second quarter of fiscal 1999, thus, stock price information will not be presented for the first quarter of fiscal 1999.

     For a discussion of certain significant risk factors associated with the Company's business, see "Certain Business Risks."

PRODUCTS

     The Company focuses its business in five key product platforms:

     - Personal Computing

     - Network Access

     - Wireless Communications

     - Digital Infotainment

     - Personal Imaging

     The Personal Computing product platform provides telephony-based communications products for personal computing terminals, including desktops, notebooks and handheld personal computers ("PCs"). The Company is the world's leading supplier of V.90 dial-up modem chipsets to modem subsystem manufacturers who supply modems to PC original equipment manufacturers ("OEMs") and retail modem markets.

Conexant's V.90 dial-up modems are supplied in multiple and single chip configurations, and include digital signal processors ("DSPs"), analog-to-digital ("A/D") and digital-to-analog ("D/A") converters and, in most cases, microcontrollers, together with optimized signal processing algorithms, communication protocols and applications software. To provide a broader range of modem products to its customers, particularly to address the low-cost, sub-$1,000 PC market, Conexant is supplying mixed-signal intensive, controllerless modem chipsets and software modem solutions which take advantage of the increasing power of PC central processors and use software to perform functions traditionally enabled by semiconductor components. In addition, the Company has transitioned its V.90 dial-up modem technology to other end-user products and is a leading supplier of Internet appliance modems for applications such as next generation gaming machines.

     Capitalizing on its core mixed-signal processing technologies and its digital subscriber line ("DSL") technology alliances, Conexant has introduced chipsets that provide full rate and G.Lite asymmetric digital subscriber line ("ADSL") modem capabilities permitting broadband digital transmission of data, voice and video over existing standard telephone lines at speeds of up to 8 megabits per second ("Mbps").

     The Network Access product platform provides network infrastructure OEMs with semiconductor products for electronic equipment that resides at communications access points between individual client users and wide area networks ("WANs"). These products enable the transportation of voice, data and video between and within networks. WAN access equipment provides connectivity for PCs, fax machines, cellular telephones and local area networks ("LANs") through the Public Switched Telephone Network, the Internet, intranets and other high speed corporate data networks, cellular networks and cable networks. WAN transport equipment provides network backbone point-to-point communications at very high speeds. Conexant's product portfolio includes multi-service access solutions operating at 56 kilobits per second ("Kbps"), broadband DSL solutions facilitating transmission speeds up to 8 Mbps, and WAN transport product T1/E1 chipsets operating at 1.5 Mbps, including asynchronous transfer mode ("ATM") devices supporting up to 622 Mbps, and SONET transceivers for next generation 10 gigabits per second ("Gbps") optical standards. Many of the Company's Network Access products include DSPs, A/D and D/A converters and microcontrollers, together with optimized signal processing algorithms, communication protocols and applications software.

     The Wireless Communications product platform provides components, subsystems and system-level semiconductor products for wireless voice and data communications. The Company supplies silicon and gallium arsenide ("GaAs")-based components and systems for use in digital cordless telephones, digital cellular handsets and base stations and global positioning system ("GPS") receivers. Many of these products include DSPs, A/D and D/A converters, microcontrollers and radio frequency integrated circuits ("RFICs"), together with optimized signal processing algorithms, communication protocols and applications software.

     Conexant is the worldwide leader in supplying complete antenna-to-microphone system-level semiconductor products for the 900 megahertz ("Mhz") digital spread spectrum ("DSS") digital cordless telephone market. In addition, Conexant is a leading supplier of GaAs power amplifiers for use in a wide range of digital cellular handsets addressing global system for mobile communications ("GSM"), code division multiple access ("CDMA") and time division multiple access ("TDMA") air interface protocol standards. Conexant also provides a family of RFIC chipset subsystems that integrate the functions of mixers, oscillators and amplifiers and thereby reduce the number of radio frequency ("RF") components, for use in digital cellular handsets. Conexant has introduced semiconductor system solutions for GSM handsets that integrate the RF front end, which receives and filters the RF signal, with the baseband backend, which processes the voice signal, to provide digital cellular handset OEMs with complete antenna-to-microphone system-level chipsets in smaller, less expensive and less power consuming packages. Finally, Conexant designs and manufactures GPS receiver components and supplies them to OEMs for incorporation into end products for marine, automotive and personal computer applications.

     The Digital Infotainment product platform provides semiconductor products that perform communication and media processing functions within a variety of electronics equipment for digital information and entertainment. The Company offers broadband wireless communications and cable modem products and RF tuners, which process high-speed data, voice and video transmissions from various sources. Conexant is a leading supplier of RF tuner and demodulator products for satellite set top box applications. In addition,

Conexant has introduced its two-way cable modem for multimedia cable network systems ("MCNS") and digital video broadcasting ("DVB") applications. For the PC platform, Conexant offers a family of national television standards committee ("NTSC" -- North American television standard)/phase alternate line
("PAL" -- European television standard)/Systeme Electronique Couleur Avec Memorie ("SECAM" -- French television standard) A/D video decoders which enable use of the PC to receive radio and television broadcasts and create and edit videos. Many of the Company's Digital Infotainment products include DSPs, A/D and D/A converters and microcontrollers, together with optimized signal processing algorithms, communication protocols and applications software.

     The Personal Imaging product platform supplies semiconductor products that enable image capture, processing and printing. These products are used in a wide array of office automation products such as fax machines and multifunction peripherals ("MFPs"), which combine printer, plain paper fax, copier, scanner and telephone functionality into one system. The Company is the world's leading supplier of fax modem chipsets to fax machine OEMs, supplying more than 70% of the worldwide market. In addition, the Company is capitalizing on its leading position in fax machine chipsets by offering complete system-level chipsets for the growing market for high-performance MFPs. The Company's fax modem and MFP products incorporate DSPs, A/D and D/A converters and microcontrollers integrated within a single package, together with optimized signal processing algorithms, communication protocols and application software.

     Capitalizing on core imaging technologies originally developed by Rockwell's Science Center, Conexant is developing a family of low cost, digital image sensors and camera engines, including back-end processors, targeted at PC teleconferencing, digital still and video cameras and other embedded imaging applications.

COMPANY STRATEGY

     The Company's mission is to become the worldwide leader in providing the most complete and most synergistic portfolio of system-level semiconductor solutions for the industry's highest growth communications applications. The Company's strategic intent is to provide highly valued, differentiated products for wireline voice and data communications, cordless and cellular wireless telephony systems and emerging telephony, cable and wireless broadband communications networks by leveraging competencies in signal conversion, signal processing, communications algorithms and protocols and applications software. Key elements of the Company's strategy include:

     CORE TECHNOLOGY -- The Company believes that executing a core technology strategy, which deploys technology building blocks, such as DSPs, RFICs, mixed-signal processing cores and software, across multiple product platforms, is fundamental to its growth objectives. This core technology strategy enables creation of economies of scale in research and development and facilitates a reduction in the time-to-market for its key products. Conexant intends to extend its technology portfolio and, in parallel, seek alliances to gain access to critical intellectual property, thereby ensuring continued agility and flexibility to meet changing market and technology requirements.

     MANUFACTURING EXCELLENCE -- The Company intends to maintain access to leading edge, high volume semiconductor design and manufacturing resources (complementary metal oxide semiconductor "CMOS", Bipolar, BiCMOS, RF CMOS, GaAs and SiGe) that are the driving force behind today's smaller, more integrated, lower power and lower cost devices. In addition, the Company will continue to follow a balanced manufacturing strategy of internal wafer fabrication production augmented by external foundries to optimize capacity availability while seeking to reduce capital and operating infrastructure requirements.

     TIME-TO-MARKET -- Through integrated engineering and manufacturing teams, the Company pursues the rapid design and cost-effective production of semiconductor system solutions for its targeted markets. The Company believes that the combination of design expertise and wafer fabrication and assembly capability allows the Company to develop prototypes in a shorter amount of time relative to its competitors.

     SYSTEM SOLUTION FOCUS -- The Company seeks to capitalize on its design capabilities and communications systems knowledge by providing suppliers of communications electronics products with complete semiconductor system solutions. High levels of integration allow the Company to enhance the benefits of its products by reducing production costs through fewer external components, reduced board space and improved system assembly yields. By combining all of the necessary communication functions for a complete system solution, the Company can deliver additional semiconductor content, thereby offering its existing and potential customers more compelling and cost-effective solutions.

     PORTFOLIO LEVERAGE -- The increasing linkages between the Company's business platforms and target markets offers opportunities for the Company to propagate its core technology competencies quickly and cost-effectively across multiple product initiatives. Portfolio leverage involves collaborative product planning and development between at least two business units and includes common product components, features, or interfaces that make each newly developed product more valuable as a result of the existence of companion portfolio products. Through this approach, the Company believes it can deliver products that provide greater value to customers with shorter development times.

     CUSTOMER INTIMACY -- The Company believes a business partnership approach yields maximum value to the customer through multi-level organizational engagement and product roadmap alignment. Further, the Company believes that the strength of its relations with leading customers in each of its product platforms is a competitive advantage that enables it to more effectively target its research and development investments. Conexant has established relationships with market leaders in each of its addressed markets and will seek to build upon its existing leadership market positions and gain market share in new high-growth markets by continuing to work closely with industry leading system and service providers. This strategy provides Conexant with rapid feedback from customers during the design process and increases the likelihood that products will meet customers' cost and performance requirements for high volume applications.

     TALENT DEVELOPMENT -- The Company believes employees are its most valuable assets and a commitment to the development and motivation of its employee base is essential to attracting and retaining industry-leading talent. To support this initiative, Conexant is encouraging state-of-the-art change management, leadership development, and technical training programs in conjunction with major universities. Talent development serves as the foundation upon which all other business strategies are built and the Company is committed to aligning employee goals with company performance and shareowner value.

RESEARCH AND DEVELOPMENT

     Conexant has significant research, development, engineering and product design capabilities. At September 30, 1999, Conexant employed approximately 1,500 engineers.

     Ongoing research and development projects in each of Conexant's product platforms include the following: In the Personal Computing platform, Conexant is developing a next generation full rate ADSL/G.Lite/V.90 client solution for broadband access to the home in conjunction with the Network Access platform which is supplying ADSL functionality to network infrastructure OEMs. In addition, it is developing a family of 10 Mbps and higher home networking solutions. In the Network Access platform, Conexant is investing in broadband access and WAN transport solutions, namely next generation SDSL, HDSL, ADSL, T/E, ATM and SONET products. New product developments within the Network Access platform seek to integrate functionality, reduce power requirements and increase port density of network access and transport equipment. Further, it is working on solutions to support a new low cost interface for interconnecting co-located gigabit switch router ("GSR") networking equipment at 10 Gbps (OC-192) data rates and developing dynamic packet transport ("DPT") technology, a packet-optimized transport solution for the rapidly growing Internet infrastructure. In the Wireless Communications platform, Conexant is developing next generation components and RF subsystems for the CDMA and GSM frequency bands as well as providing a higher level of integration for its existing GSM antenna-to-microphone system solution. In the Digital Infotainment platform, Conexant is focusing its development efforts on future cable modems and set-top box solutions. Additionally, it is developing advanced television silicon and software products for PC systems to receive and display high definition television ("HDTV") signals from a variety of broadcast sources including analog and emerging digital TV formats. In the Personal Imaging platform, Conexant is developing next generation MFP chipsets that provide a complete suite of office equipment in a single platform, with future development planned for combined monochrome and color devices. Further, it is expanding its family of single-chip image sensors and camera engines that offers low-cost, high quality alternatives to traditional charge coupled device solutions.

     Conexant spent approximately $310.0 million, $342.3 million, and $279.8 million in fiscal 1999, 1998, and 1997, respectively, on research and development activities. See "Certain Business Risks -- Substantial Research and Development Expenses."

MANUFACTURING

     The Company operates its own manufacturing, assembly and test facilities. These facilities include two operating wafer fabrication facilities, an integrated circuit ("IC") assembly and test facility and a module assembly and test facility. The Company also has arrangements with third parties, including entities outside the United States, for the production, assembly and testing of certain semiconductor products. The Company's assembly and test facility in Mexicali, Mexico and international subcontract manufacturing arrangements are subject to a number of risks of operating abroad. In April 1999, the Company ceased operations at its former Colorado Springs, Colorado wafer fabrication facilities. Prior to the Distribution, Conexant distributed these facilities to Rockwell. The Company is also exploring wafer manufacturing alternatives, including increased use of outside foundries, entering into joint ventures with respect to wafer manufacturing or other actions in respect of its wafer manufacturing facilities. See "Certain Business Risks -- Manufacturing Risks," and Item 2 "Properties."

RAW MATERIALS AND SUPPLIES

     The Company believes it has adequate sources for the supply of raw materials and components for its manufacturing needs with suppliers located around the world. Raw wafers and other raw materials used in the production of the Company's CMOS products are available from several suppliers. The Company is currently dependent on a single source supplier for epitaxial wafers used in the GaAs semiconductor manufacturing processes at its Newbury Park, California facility. See "Certain Business Risks -- Raw Materials and Supplies Risk."

CUSTOMERS, MARKETING AND SALES

     The Company markets and sells its products to leading OEMs of communications electronics products in each of its product platforms, including the following selected customers:

PERSONAL COMPUTING (PC OEMs, systems integrators, retail modem manufacturers, and modem subsystem manufacturers)

Acer Incorporated               Compaq Computer Corporation     International Business
Apple Computer, Inc.            Dell Computer Corporation       Machines
Askey Computer Corporation      Fujitsu Limited                 Corporation
Best Data Products, Inc.        GVC Corporation                 NEC Corporation
Boca Research, Inc.             Hewlett-Packard Company         Sega Enterprises Ltd.
CIS Technologies                                                Toshiba Corporation

NETWORK ACCESS (Data communications and telecommunications network infrastructure manufacturers)

3Com Corporation                ECI Telecommunications          Northern Telecom Limited
Alcatel Data Networks, S.A.     Ericsson, Inc.                  Orckit Communications
Cabletron Systems, Inc.         Fujitsu Limited                 PairGain Technologies
CIENA Corporation               Limited CIENA Corporation       Tellabs, Inc.
Cisco Systems, Inc.             Lucent Technologies, Inc.
Copper Mountain, Inc.           Nokia Corporation

WIRELESS COMMUNICATIONS (Wireless base station equipment, cellular and cordless handset and navigation systems manufacturers)

Casio PhoneMate Inc.            L.G. International              Sagem S.A.
CIDCO Inc.                      Corporation                     Samsung Electronics Co.,
DeLorme Mapping                 Motorola, Inc.                  Ltd.
Ericsson, Inc.                  NEC Corporation                 Sanyo Electric Company Ltd.
Hyundai Corporation             Nokia Corporation               Sony Corporation
                                QUALCOMM Incorporated           Uniden Corporation

DIGITAL INFOTAINMENT (PC OEMs, PC subsystem manufacturers, set-top box manufacturers and satellite service providers)

ATI Technologies, Inc.          General Instruments, Inc.       Sony Corporation
Compaq Computer Corporation     Hewlett-Packard Company         Thomson Corporation
EchoStar Communications         Hughes Network Systems, Inc.    Toshiba Corporation
  Corporation                   Philips Electronics N.V.        Web TV Networks, Inc.
Gateway 2000, Inc.

PERSONAL IMAGING (Fax and multifunction peripherals manufacturers)

Brother Industries, Ltd.        Lexmark International           Ricoh Company Ltd.
Canon Inc.                      Group, Inc.                     Sagem S.A.
Daewoo Telecom Ltd.             Matsushita Electric             Samsung Electronics Co.,
Fuji Xerox Co., Ltd.            Industrial                      Ltd.
Hewlett-Packard Company         Co. Ltd.                        Sanyo Electric Company Ltd.
Kinpo Electronics Inc.          NEC Corporation                 Sharp Corporation
                                Olivetti S.p.A

     Conexant has a worldwide sales organization comprised of approximately 250 employees as of September 30, 1999, with 11 domestic and 15 international sales offices. To complement its direct sales and customer support efforts, the Company also sells its products through approximately 42 independent manufacturers' representatives and approximately 46 distributors and dealers. The Company has a marketing staff that is organized around its five product platforms. In addition, the Company's design and applications engineering staff is actively involved with customers during all phases of design and production and provides customer support through the Company's worldwide sales offices, which are generally in close proximity to customers' facilities.

     The Company continues to seek close technical collaboration with its customers during the design phase of new programs to facilitate integration of the Company's products into such programs, to improve the Company's ability to rapidly reach high manufacturing volumes, and to position the Company to be a primary supplier for new programs.

BACKLOG

     The Company's sales are made primarily pursuant to standard purchase orders for delivery of products, with such purchase orders officially acknowledged by Conexant according to its own terms and conditions. Due to industry practice with respect to cancellation of orders which allows customers to cancel orders with limited advance notice to the Company prior to shipment, Conexant believes that backlog as of any particular date is not a reliable indicator of future revenue levels.

COMPETITION

     The semiconductor industry in general and the markets in which the Company competes in particular are intensively competitive. The Company competes worldwide with a number of United States and international manufacturers that are both larger and smaller than the Company in terms of resources and market share. The Company currently faces significant competition in its markets and expects that intense price and product competition will continue. As a result of the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in certain markets of the industry, the Company anticipates that additional competitors will enter its markets. The Company believes that the principal competitive factors for IC providers to the Company's addressed markets are product performance, level of integration, quality, compliance with industry standards, price, time-to-market, system cost, design and engineering capabilities, new product innovation and customer support. The specific bases on which the Company competes vary by product platform. See "Certain Business Risks -- Intense Competition."

     Within V.90 modem products, the Company competes primarily with Lucent Technologies, Inc., Motorola, Inc., PC-Tel, Inc., and Texas Instruments Incorporated. In the Network Access market, competitors of the Company include Analog Devices, Inc., Applied Micro Circuits Corporation, Globespan Technologies, Intel Corporation, Lucent Technologies, Inc., PMC-Sierra Inc., Siemens Corporation, and Vitesse Semiconductor, Inc. The Company's competitors in markets addressed by the Wireless Communications platform include ANADIGICS, Inc., Analog Devices, Inc., Hitachi Ltd., Lucent Technologies, Inc., Motorola, Inc., Philips Electronics N.V., RF Micro Devices, Inc., Siemens Corporation, and Texas Instruments Incorporated. In the Digital Infotainment market, competitors of the Company include Broadcom, Inc., C-Cube Microsystems, LSI Logic Corporation, Philips Electronics N.V., STMicroelectronics N.V., and Texas Instruments Incorporated. The Company's competitors in the Personal Imaging market include Samsung Electronics Co., Ltd. and Toshiba Corporation.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Numerous United States and foreign patents and patent applications are owned or licensed by Conexant related to its manufacturing operations and other activities. Conexant has filed federal and international trademark applications seeking registered protections of the Conexant name and logo. In addition, Conexant owns a number of other trademarks applicable only to certain of its products. Management believes that intellectual property, including patents, patent applications and licenses, and trademarks are of material importance to Conexant. In addition to the protection of its proprietary technologies and processes, Conexant is seeking to strengthen its intellectual property portfolio to enhance its ability to obtain cross-licenses of intellectual property from others, whether to obtain access to intellectual property Conexant does not posses or to resolve potential intellectual property claims against Conexant, without the need to make financial payments.

     Various claims of patent infringement have been made against Conexant. Management believes that none of these claims will have a material adverse effect on the consolidated financial statements of Conexant. Pursuant to the Distribution, Conexant assumed all liabilities in respect of intellectual property matters related to current and former operations of Semiconductor Systems. See Item 3 "Legal Proceedings."

ENVIRONMENTAL REGULATION

     Federal, state, and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had and will continue to have an impact on the manufacturing operations of Conexant. Thus far, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on Conexant's liquidity and capital resources, competitive position or financial statements.

     Conexant has been designated as a potentially responsible party ("PRP") at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. The site was also formerly occupied by Recticon Corporation and Allied Steel Products Corporation, each also named as a PRP and each of which is insolvent. The remediation plan for the site includes installation of a public water supply line and a groundwater pump and treatment system, as well as routine groundwater sampling. Management estimates the total costs for the remediation of this Superfund site to be approximately $4 million and has accrued for these costs as of September 30, 1999.

     In addition, the Company is engaged in two other remediations of groundwater contamination at its Newport Beach and Newbury Park, California facilities. Management currently estimates the total costs for these remediations to be approximately $4 million and has also accrued for these costs as of September 30, 1999.

     Pursuant to the Distribution Agreement, the Company has assumed all liabilities in respect of environmental matters related to current and former operations of Conexant.

     Management of the Company believes that Conexant's expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the Company's liquidity and capital resources, competitive position or financial statements. Management cannot assess the possible effect of compliance with future requirements.

CYCLICALITY; SEASONALITY

     The semiconductor industry is highly cyclical. Sales of Conexant's Personal Computing, Wireless Communications and Personal Imaging product platforms are subject to seasonal fluctuation related to the increase in sales of products which include Conexant's products, such as PCs, cordless and cellular telephones and fax machines, generally associated with the holiday season in December. Conexant's sales for these product platforms generally increase beginning in August and September and continue at a higher level through the end of the calendar year. See "Certain Business Risks -- Cyclical Nature of the Semiconductor Industry."

EMPLOYEES

     As of September 30, 1999, Conexant had approximately 7,200 full-time employees, of whom approximately 1,500 are engineers. Approximately 500 Conexant employees in the United States and 1,900 employees in Mexico are covered by collective bargaining agreements. In July 1998, following a 50-day strike by members of the International Brotherhood of Electrical Workers (IBEW) Local 2295, Conexant entered into a collective bargaining agreement with that union covering approximately 500 employees at the Company's Newport Beach, California facility. The agreement will expire in May 2003. No other significant work stoppages have occurred in the past five years.

     In September 1998, in connection with its plan to restructure its business, the Company announced a worldwide workforce reduction of approximately 10% and the closure and planned disposition of its Colorado Springs, Colorado wafer fabrication facilities (which were distributed to Rockwell prior to the Distribution). The plan included the offer of voluntary early retirement packages to certain eligible employees, 192 of whom accepted the early retirement program.

     Conexant believes its future success will depend in large part upon its ability to continue to attract, retain, train and motivate highly skilled and dedicated employees.

CERTAIN BUSINESS RISKS

     The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

  Recent Financial Performance

     We experienced rapid growth in sales and operating earnings during the five fiscal years ended September 30, 1996. However, in fiscal 1997, sales declined approximately $58 million, or 4%, to approximately $1,412 million and operating earnings declined approximately $117 million, or 37%, to approximately $199 million, before acquisition related charges in both fiscal 1997 and 1996. Moreover, for the fiscal year ended September 30, 1998, we had sales of approximately $1,200 million and incurred an operating loss of approximately $440 million.

     In September 1998, we announced a comprehensive plan to restructure our business to position us for future profitability. This plan resulted in fourth quarter fiscal 1998 special charges of approximately $147 million and included workforce reductions, facility closures and other actions. Our fiscal 1998 full-year net loss was approximately $262 million, including inventory write-offs of approximately $66 million, a charge for intellectual property matters of approximately $43 million and the fourth quarter special charges. See Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we returned to profitability in fiscal 1999, but there can be no assurance that we will be able to sustain such profitability.

  Dependence on Timely Success of Expansion Platforms

     We are dependent on the success of our plan, begun in 1995, to diversify our business and expand into the following selected related product platforms:

     - Network Access;

     - Wireless Communications;

     - Digital Infotainment; and

     - Personal Imaging

     These platforms offer higher growth prospects than our analog PC modem business. Our future financial performance and overall success, particularly in the long term, will depend largely on two factors:

     - first, the rate of sales growth and margin contribution of these expansion platforms; and

     - second, whether these platforms will increase their contribution to financial performance.

     There are numerous risks inherent in this diversification and expansion strategy, many of which are beyond our control. In certain product lines within these expansion platforms, we currently have minimal market presence relative to other more established competitors. Moreover, success with these expansion platforms will depend, in part, on our customers' ability to develop new and enhanced products and to successfully market those products to end users. We cannot assure you that our diversification and expansion program will be successful. A failure of this program would have a material adverse effect on our business, financial condition and results of operations.

  Substantial Research and Development Expenses

     To remain competitive, we must continue to make substantial investments in research and development to develop new and enhanced products. The semiconductor industry requires substantial investment in research and development. We cannot assure you that we will have sufficient resources to develop new and enhanced technologies and competitive products. Our failure to continue to make sufficient investments in research and development programs could have a material adverse effect on our business, financial condition and results of operations.

  Substantial Capital Expenditures and Working Capital Needs

     To remain competitive, we need to make significant capital expenditures for manufacturing technology and equipment. The semiconductor industry is highly capital intensive. Semiconductor manufacturing requires a constant upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices.

     Our manufacturing, assembly and test facilities have required and will continue to require significant investments in manufacturing technology and equipment. There can be no assurance that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.

     We have made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for our products. We made capital expenditures during fiscal 1999 of approximately $214 million, compared to approximately $270 million during fiscal 1998. We plan to spend between approximately $275 million and approximately $325 million during fiscal 2000. As of September 30, 1999, total commitments for construction or purchase of capital equipment were approximately $52.3 million.

There can be no assurance that our cash flows from operations will increase sufficiently to absorb these additional costs.

  Credit Facility and Restrictive Covenants

     Our bank credit facility, which is guaranteed by each of our domestic subsidiaries, includes covenants that may restrict our operating and financial flexibility in the future. Substantially all of our assets and the assets of our domestic subsidiaries and the stock of our subsidiaries, subject to certain exceptions, have been pledged as collateral to secure repayment of this credit facility. The credit facility includes restrictions on capital expenditures, indebtedness, acquisitions, mergers, asset sales and liens on assets that apply to us and our subsidiaries. We also must meet certain financial tests and maintain certain financial ratios. Although we believe that we will be able to comply with these requirements, compliance with these requirements may restrict our operating and financial flexibility. We cannot assure you that we will in fact be able to satisfy all of the requirements in the credit facility. If we do not satisfy the financial ratios or comply with the other covenants included in the credit facility, the lenders under the credit facility could declare all amounts owed to them due and payable and proceed against their collateral. Such a foreclosure on the collateral would have a material adverse effect on our business, financial condition and results of operations.

  Fluctuations in Operating Results

     Our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, many of which are beyond our control. Such factors may include:

     - the effects of competitive pricing pressures;

     - decreases in average selling prices of our products;

     - production capacity levels and fluctuations in manufacturing yields;

     - availability and cost of products from our suppliers;

     - the gain or loss of significant customers;

     - our ability to develop, introduce and market new products and technologies on a timely basis;

     - new product and technology introductions by competitors;

     - changes in the mix of products produced and sold;

     - market acceptance of our products and our customers' products;

     - intellectual property disputes;

     - seasonal customer demand;

     - the timing of significant orders; and

     - the timing and extent of product development costs.

     General economic or other conditions causing a downturn in the market for semiconductor products, affecting the timing of customer orders or causing order cancellations or rescheduling of orders, could also adversely affect our operating results. Moreover, our customers may change delivery schedules or cancel or reduce orders without significant penalty and generally are not subject to minimum purchase requirements.

     The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. If our operating results fail to meet the expectations of analysts or investors, it could materially and adversely affect the price of our common stock.

  Intellectual Property Litigation, Protection and Indemnification

     Our business faces risks of intellectual property obsolescence, infringement and litigation. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. In the past, we have found it necessary to engage in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We expect future litigation on similar grounds.

     We have received, and may receive in the future, claims of infringement of intellectual property rights of others. There are pending proceedings involving such claims. We cannot assure you (1) that we will prevail in pending actions,
(2) that other actions alleging infringement by us of third-party patents or invalidity of our patents will not be asserted or presented against us, or (3) that any assertions of infringement or actions seeking to establish the invalidity of our patents will not materially and adversely affect our business, financial condition and results of operations.

     Even if we are successful in such matters, the attempted enforcement of intellectual property rights by or against us could result in significant costs and diversion of resources. It could also have a material adverse effect on our business, financial condition and results of operations. If claims or actions are asserted or commenced against us, we may seek to obtain licenses under a third party's intellectual property rights to avert or resolve a controversy. We cannot assure you that under such circumstances a license would be available on commercially reasonable terms, if at all.

     We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods to protect our proprietary technologies and processes. In addition, we often incorporate the intellectual property of our customers into our designs, and have certain obligations with respect to the non-use and non-disclosure of their intellectual property. We cannot assure you (1) that the steps we take to prevent misappropriation or infringement of our intellectual property or the intellectual property of our customers will be successful; (2) that any existing or future patents will not be challenged, invalidated or circumvented; or (3) that any of the prospective measures described above would provide meaningful protection. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. If any of our patents fails to protect our technology it would make it easier for our competitors to offer similar products. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain countries.

     We have historically indemnified customers for certain costs and damages of patent infringement where our product is the factor creating the customer's infringement exposure. This practice generally excludes circumstances where infringement arises out of the combination of our products with products of others. This indemnification practice could have a material adverse effect on our business, financial condition and results of operations, particularly in situations where our products are designed for use in devices manufactured by our customers that comply with international standards. These international standards are often covered by patent rights held by our competitors or our customers. The combined costs of obtaining licenses from all holders of patent rights essential to such standards could be high and could have material adverse effect on our business, financial condition and results of operations.

  Cyclical Nature of the Semiconductor Industry

     The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand.

     The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (of both semiconductor companies' and their customers' products) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

     We have recently experienced these conditions in our dial-up PC modem chipset business and may experience such downturns in the future. For example, in fiscal 1998, average selling prices for our Personal Computing products fell by approximately 50%, the annual growth rate for such products fell to approximately 20% and in the fourth quarter, we made a provision for excess and obsolete inventories of approximately

$66 million due to lower than anticipated demand, price declines and obsolescence of certain products. Any future downturns of this nature could have a material adverse effect on our business, financial condition and results of operations.

  Intense Competition

     The semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete worldwide with a number of United States and international manufacturers that are both larger and smaller than us in terms of resources and market share. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted and is expected to continue to result in declining average selling prices for our products. As a result of the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in certain markets of the industry, we anticipate that additional competitors will enter our markets. Although we currently enjoy substantial market share in our V.90 dial-up modem and facsimile ("fax") modem chipset product lines, as we continue our diversification strategy and develop our expansion platforms, we are and will be, competing in certain new markets in which we have little or no market share and existing competitors have dominant market positions. Moreover, customers for certain of our products offer other products that compete with similar products offered by us. We believe that the principal competitive factors for IC providers to our addressed markets are:

     - product performance;

     - level of integration;

     - quality;

     - compliance with industry standards;

     - price;

     - time-to-market;

     - system cost;

     - design and engineering capabilities;

     - new product innovation; and

     - customer support.

     The specific bases on which we compete vary by product platform.

     We compete with a number of U.S. and international manufacturers. Many of our current and potential competitors have certain advantages, including:

     - longer operating histories and presence in key markets;

     - greater name recognition;

     - access to larger customer bases; and

     - significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we have.

     As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. These competitors may be able to devote greater resources to the development, promotion and sale of their products than Conexant.

     These competitors also have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. These relationships may affect customers' purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against these competitors. We also cannot assure you that competition will not have a material adverse effect on our business, financial condition and results of operations.

     Many of our competitors have combined with each other and consolidated their businesses, including the consolidation of competitors with our customers. This is attributable to a number of factors, including the high-growth nature of the communications electronic industry and the time-to-market pressures on suppliers to decrease the time required for product conception, research and development, sampling and production launch before product reaches the market. This consolidation trend is expected to continue, since investments, alliances and acquisitions may enable semiconductor suppliers including Conexant and our competitors, to augment technical capabilities or to achieve faster time-to-market for their products than would be possible solely through internal development.

     Consolidations by industry participants are creating entities with increased market share, customer base, technology and marketing expertise in markets in which we compete. These developments may significantly and adversely affect our current markets, the markets we want to serve and our ability to compete successfully in those markets.

  Rapid Technological Change

     The demand for our products can change quickly and in ways we may not anticipate because our markets are generally characterized by (1) rapid technological developments, (2) evolving industry standards, (3) changes in customer requirements, (4) frequent new product introductions and enhancements and (5) short product life cycles with declining prices over the life cycle of the product. A faster than anticipated change in one or more of the technologies related to our products or in market demand for products based on a particular technology, particularly due to the introduction of new technology that represents a substantial advance over current technology, could result in a faster than anticipated obsolescence of our products. Such an event could have a material adverse effect on our business, financial condition and results of operations. For example, increased market demand for sub-$1,000 PCs is causing PC OEMs to require less expensive modem devices, such as software modems. These software modems require fewer semiconductor components than our traditional modem chipsets. As a result, these devices render obsolete the traditional hardware upgrade path for our modem products.

  Manufacturing Risks

     Our manufacturing operations are complex and subject to disruption due to causes beyond our control. The fabrication of ICs is an extremely complex and precise process consisting of hundreds of separate steps. It requires production in a highly controlled, clean environment. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer or a number of other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer not to function.

     We are exploring wafer manufacturing alternatives, including increased use of outside foundries, entering into business relationships with respect to wafer manufacturing or other actions related to our wafer manufacturing facilities. We cannot assure you that we will succeed in implementing any such alternatives.

     Our operating results are highly dependent upon our ability to produce large volumes of integrated circuits at acceptable manufacturing yields. Lengthy or recurring disruptions of operations at any of our production facilities or those of our subcontractors for any reason, including labor strikes, work stoppages, fire, earthquake, flooding or other natural disasters, could cause significant delays in shipments until we could shift the products from an affected facility or subcontractor to another facility or subcontractor. In such event, we cannot assure you that the required alternate capacity, particularly wafer production capacity, would be available on a timely basis or at all. Moreover even if alternate wafer production capacity is available, we may not be able to obtain it on favorable terms, which would result in a loss of customers. Any inability to generate sufficient manufacturing capacities to meet demand, either at our own facilities or through foundry or similar arrangements with others, could have a material adverse effect on our business, financial condition and results of operations. Certain of our manufacturing facilities are located near major earthquake fault lines, including our California and Mexico facilities. We maintain only minimal earthquake insurance coverage on these facilities.

     Due to the highly specialized nature of the GaAs semiconductor manufacturing process, in the event of a disruption at our Newbury Park, California wafer fabrication facility, alternate GaAs production capacity would not be readily available from third party sources. In addition, we are dependent on a single source supplier for epitaxial wafers used in our GaAs manufacturing processes. The number of qualified alternative suppliers for these wafers is limited and the process of qualifying a new epitaxial wafer supplier could require a substantial leadtime. See "Raw Materials and Supplies." Any disruption of operations at our Newbury Park, California wafer fabrication facility or the interruption in the supply of epitaxial wafers used in our GaAs process could have a material adverse effect on our business, financial condition and results of operations, particularly with respect to our Wireless Communications products.

  Complex Manufacturing Processes

     Our manufacturing processes involve numerous complex steps. Minor deviations can cause substantial manufacturing yield loss, and in some cases, cause production to be suspended. Manufacturing yields for new products initially tend to be lower as we complete product development and commence volume manufacturing, and will typically increase as we ramp to full production. Our forward product pricing includes this assumption of improving manufacturing yields and, as a result, material variances between projected and actual manufacturing yields have a direct effect on our gross margin and profitability. The difficulty of forecasting manufacturing yields accurately and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by ever increasing process complexity of manufacturing integrated circuit products. Also by the compression of product life cycles which requires us to bring new products on line faster and for shorter periods while maintaining acceptable manufacturing yields and quality without, in many cases, reaching the longer-term, high volume manufacturing conducive to higher manufacturing yields and declining costs.

  Raw Materials and Supplies Risk

     We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world. Raw wafers and other raw materials used in the production of our CMOS products are available from several suppliers. We are currently dependent on a single source supplier for epitaxial wafers used in the GaAs semiconductor manufacturing processes at our Newbury Park, California facility. However, we are in the process of arranging alternative suppliers. The number of qualified alternative suppliers for such wafers is limited and the process of qualifying a new epitaxial wafer supplier could require a substantial leadtime. Although we historically have not experienced any significant difficulties in obtaining an adequate supply of raw materials and components necessary for our manufacturing operations, the loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could have a material adverse effect on our business, financial condition and results of operations.

  Risks of International Sales and Operations

     For the fiscal year ended September 30, 1999, approximately 61% of our total sales were to customers located outside the United States, primarily in the Asian-Pacific and European countries. In addition, we have facilities and suppliers located outside the United States, including our assembly and test facility in Mexicali, Mexico and third-party foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include risks regarding:

     - currency exchange rate fluctuations;

     - local economic and political conditions;

     - disruptions of capital and trading markets;

     - restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);

     - changes in legal or regulatory requirements;

     - import or export licensing requirements;

     - limitations on the repatriation of funds;

     - difficulty in obtaining distribution and support;

     - nationalization;

     - the laws and policies of the United States affecting trade, foreign investment and loans; and

     - tax laws.

     Because most of our international sales, other than sales to Japan (which are denominated principally in Japanese yen), are currently denominated in U.S. dollars, our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.

     Moreover, we may be competitively disadvantaged relative to our competitors located outside the United States who may benefit from a devaluation of their local currency. The above factors may have a material adverse effect on our ability to increase or maintain our foreign sales or on our business, financial condition and results of operations.

     Our operating performance has been impacted by the current economic situation in the Asia-Pacific region. This economic situation has increased the uncertainty with respect to the long-term viability of certain of our customers and suppliers in the region. Sales to customers in Japan and other countries in the Asia-Pacific region, principally Taiwan, South Korea and Hong Kong, represented approximately 52% of total revenues in fiscal 1999.

     We use foreign currency forward exchange contracts, principally for the Japanese yen, to minimize risk of loss from currency exchange rate fluctuations for foreign currency commitments entered into in the ordinary course of business. We have not experienced nor do we anticipate any material adverse effect on our results of operations or financial condition related to these foreign currency forward exchange contracts. We have not entered into foreign currency forward exchange contracts for other purposes and our financial condition and results of operations could be affected (negatively or positively) by currency fluctuations.

  Investments, Alliances and Acquisitions

     We face risks associated with investments, alliances and acquisitions. Although we invest significant resources in research and development activities, the complexity and rapidity of technological changes make it impractical for us to pursue development of all technological solutions on our own. Accordingly, we will review on an ongoing basis investment, alliance and acquisition prospects that would complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot assure you that we will be able to identify and consummate suitable investment, alliance or acquisition transactions in the future.

     Moreover, if we consummate such transactions, they could result in (1) the diversion of management resources, (2) dilutive issuances of equity securities,
(3) large one-time write-offs, (4) the incurrence of debt and contingent liabilities, (5) amortization of expenses related to goodwill and other intangible assets and (6) other acquisition related costs. Any of these events could materially adversely affect our business, financial condition and results of operations and the price of our common stock.

     The ultimate success of any such investments, alliances or acquisitions in achieving the purposes for which they are undertaken will depend on our ability to integrate successfully any acquired business and to retain key personnel, as well as a variety of other factors.

  Dependence on Key Personnel

     Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. We are dependent on key technical personnel. They represent a significant asset, as the source of its technological and product innovations. The competition for such personnel is intense in the semiconductor industry. We cannot assure you that we will be able to continue to attract and retain qualified management and other personnel necessary for the design, development, manufacture and sale of our products.

     We may have difficulty attracting and retaining key personnel during periods of poor operating performance. The loss of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations. In particular, the loss of the services of Dwight W. Decker, our Chairman and Chief Executive Officer, or certain key design and technical personnel could materially and adversely affect us.

  Demands on Management Resources

     Our management currently faces a variety of challenges. These include implementing our ongoing diversification and expansion strategy and expanding the infrastructure and systems necessary for us to operate as an independent public company. While we believe that it has sufficient management resources to execute each of these initiatives, we cannot assure you that we will have these resources or that such initiatives will be successfully implemented. Failure to implement these initiatives successfully could have a material adverse effect on our business, financial condition and results of operations.

  Limited History as an Independent Company

     We have a limited operating history as an independent company. Accordingly, the financial information presented herein for periods prior to January 1, 1999 may not necessarily reflect the results of the operations, financial position and cash flows we would have had if we had operated independently during the periods presented.

     We cannot assure you that we will be profitable on an ongoing basis as a stand-alone company. We have historically relied on Rockwell for cash investments and various financial and administrative services.

  Volatility of Stock Price

     The trading price of our common stock fluctuates significantly. Since our common stock began trading publicly, the reported closing price of our common stock on the NASDAQ National Market has been as high as $41 17/32 and as low as $7 3/16 per share. This price may be influenced by many factors, including (1) our performance and prospects, (2) the depth and liquidity of the market for our common stock, (3) investor perception of Conexant and the industry in which it operates, (4) changes in earnings estimates or buy/sell recommendations by analysts, (5) general financial and other market conditions and (6) domestic and international economic conditions.

     In addition, public stock markets have experienced extreme price and trading volume volatility, particularly in high technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

  Certain Anti-Takeover Effects

     We have established certain anti-takeover measures that may affect the common stock and the $350 million 4 1/4% convertible subordinated notes issued in May 1999. Our Restated Certificate of Incorporation (the "Conexant Certificate"), Conexant's By-Laws (the "Conexant By-Laws"), the Rights Agreement (as defined below) and the General Corporation of Law of the State of Delaware (the "DGCL") contain several provisions that would make more difficult an acquisition of control of Conexant in a transaction not approved by our Board of Directors. The Conexant Certificate and Conexant By-Laws include provisions such as:

     - the ability of our Board of Directors to issue shares of Conexant preferred stock in one or more series without further authorization of our shareowners;

     - a fair price provision;

     - a prohibition on shareowner action by written consent;

     - a requirement that shareowners provide advance notice of any shareowner nominations of directors or any proposal of new business to be considered at any meeting of shareowners;

     - a requirement that a supermajority vote be obtained to remove a director for cause or to amend or repeal certain provisions of the Conexant Certificate or Conexant By-Laws;

     - elimination of the right of shareowners to call a special meeting of shareowners; and

     - the division of our Board of Directors into three classes to be elected on a staggered basis, one class each year.

     We also have a rights agreement with ChaseMellon Shareholder Services, L.L.C., as rights agent, dated as of November 30, 1998 (the "Rights Agreement"), which gives our shareowners certain rights that would substantially increase the cost of acquiring Conexant in a transaction not approved by our Board of Directors.

     In addition to the Rights Agreement and the provisions in the Conexant Certificate and Conexant By-Laws, Section 203 of the DGCL provides that, subject to certain exceptions, a corporation shall not engage in any business combination with any interested shareowner during the three-year period following the time that such shareowner becomes an interested shareowner. The restrictions of Section 203 of the DGCL, in certain circumstances, make it more difficult for a person who would be an interested shareowner to effect various business combinations with a corporation during the three-year period. The provisions of Section 203 of the DGCL provide that the shareowner approval requirement may be avoided if a majority of the directors then in office approved either the business combination or the transaction that resulted in the shareowner becoming an interested shareowner.

  Certain Federal Income Tax Considerations Relating to the Distribution

     In connection with the Distribution, Rockwell received a tax ruling from the Internal Revenue Service (the "IRS") stating that the Distribution would qualify as a tax-free reorganization within the meaning of Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the "Code"). While the tax ruling generally is binding on the IRS, the continuing validity of the tax ruling is subject to certain factual representations and assumptions. We are not aware of any facts or circumstances that would cause such representations and assumptions to be untrue.

     The Tax Allocation Agreement dated as of December 31, 1998 (the "Tax Allocation Agreement") between Conexant and Rockwell provides, among other things, that neither Rockwell nor Conexant is to take any action inconsistent with, nor fail to take any action required by, the request for the tax ruling or the tax ruling unless (1) required to do by law, or (2) the other party has given its prior written consent or, in certain circumstances, (3) a supplemental ruling permitting such action is obtained. Rockwell and Conexant have indemnified each other any tax liability resulting from each entity's failure to comply with such provisions.

     The Tax Allocation Agreement also provides that we will be responsible for any taxes imposed on Rockwell, Conexant or Rockwell shareowners as a result of
(1) the failure of the Distribution to qualify as a tax-free reorganization within the meaning of Section 368(a)(1)(D) of the Code or (2) the subsequent disqualification of the Distribution as a tax-free transaction to Rockwell under
Section 361(c)(2) of the Code, if such failure or disqualification is attributable to certain post-Distribution actions by or in respect of Conexant (including its subsidiaries) or its shareowners, such as the acquisition of Conexant by a third-party at a time and in a manner that would cause such taxes to be incurred.

     In addition, we effected certain tax-free intragroup spin-offs as a result of Rockwell's spin-off of Meritor Automotive, Inc. on September 30, 1997. The Tax Allocation Agreement provides that we will be responsible for any taxes imposed on Rockwell, Conexant or Rockwell shareowners in respect of those intragroup spin-offs if such taxes are attributable to certain post-Distribution actions by or in respect of Conexant (including its subsidiaries) or its shareowners, such as the acquisition of us by a third-party at a time and in a manner that would cause such taxes to be incurred.

     If we were to pay any of the taxes described above, such payment would have a material adverse effect on our financial position, results of the operations and cash flow.

EXECUTIVE OFFICERS

     The Company's executive officers are:

           NAME              AGE                              POSITION
           ----              ---                              --------
Dwight W. Decker...........  49    Chairman of the Board of Directors and Chief Executive Officer
Moiz M. Beguwala...........  53    Senior Vice President and General Manager -- Wireless
                                     Communications
Lewis C. Brewster..........  35    Senior Vice President, Worldwide Sales
Anthony C. D'Augustine.....  55    Senior Vice President and General Manager -- Digital
                                     Infotainment
Terry L. Ellis.............  54    Senior Vice President, Operations
Raouf Y. Halim.............  39    Senior Vice President and General Manager -- Network Access
Balakrishnan S. Iyer.......  43    Senior Vice President and Chief Financial Officer
Dennis E. O'Reilly.........  55    Senior Vice President, General Counsel and Secretary
Kerry K. Petry.............  50    Vice President and Treasurer
Ashwin Rangan..............  40    Senior Vice President and Chief Information Officer
F. Matthew Rhodes..........  42    Senior Vice President and General Manager -- Personal
                                   Computing
James P. Spoto.............  49    Senior Vice President, Platform Technologies
Thomas A. Stites...........  44    Senior Vice President, Communications
Kevin V. Strong............  39    Senior Vice President and General Manager -- Personal Imaging
Steven M. Thomson..........  43    Vice President and Controller
William C. Tipton..........  55    Senior Vice President, Human Resources

     There are no family relationships among directors or executive officers of the Company. Set forth below are the name, office and position held with the Company and principal occupations and employment during the past 5 years of each of the executive officers of the Company.

     Dwight W. Decker -- Chairman of the Board and Chief Executive Officer. Senior Vice President of Rockwell and President, Rockwell Semiconductor Systems from July 1998 to December 1998; Senior Vice President of Rockwell and President, Rockwell Semiconductor Systems and Electronic Commerce from March 1997 to July 1998; President, Rockwell Semiconductor Systems from October 1995 to March 1997; President, Telecommunications of Rockwell from June 1995 to October 1995; Vice President/General Manager, Digital Communications Division of Rockwell's Telecommunications Division prior thereto. Mr. Decker received a Ph.D. in applied mathematics from the California Institute of Technology and a B.Sc. in mathematics and physics from McGill University.

     Moiz M. Beguwala -- Senior Vice President and General Manager -- Wireless Communications. Vice President and General Manager -- Wireless Communications Division of Rockwell Semiconductor Systems from October 1998 to December 1998; Vice President and General Manager -- Personal Computing Division of Rockwell Semiconductor Systems from January 1998 to October 1998; Vice President, Worldwide Sales of Rockwell Semiconductor Systems from October 1995 to January 1998; Vice President Worldwide Sales of Rockwell's Telecommunications Division from September 1995 to October 1995; Division Director, Worldwide Sales, Digital Communications Division of Rockwell's Telecommunications Division prior thereto.

Mr. Beguwala received an M.B.A. and a B.S. in engineering from the University of California -- Los Angeles and an M.S. and a Ph.D. in electrical engineering from the University of Southern California.

     Lewis C. Brewster -- Senior Vice President, Worldwide Sales. Vice President, Worldwide Sales of Rockwell Semiconductor Systems from January 1998 to December 1998; Executive Director, America Sales of Rockwell Semiconductor Systems from June 1997 to January 1998; Director, Strategic Sales and Operations of Rockwell Semiconductor Systems from October 1995 to June 1996; and Director, Strategic Sales and Operations, Digital Communications Division of Rockwell's Telecommunications Division prior thereto. Mr. Brewster received an M.B.A. from Stanford University and a B.S. in electrical engineering and biomedical engineering from Duke University.

     Anthony C. D'Augustine -- Senior Vice President and General
Manager -- Digital Infotainment. Vice President and General Manager -- Digital Infotainment Division of Rockwell Semiconductor Systems from April 1997 to December 1998; Vice President -- Graphic/Imaging Sub-Business Unit of Rockwell Semiconductor Systems' Brooktree subsidiary from October 1996 to April 1997; Vice President -- Graphic/Imaging Sub-Business Unit of Brooktree Corporation (graphics and multimedia semiconductor supplier) prior thereto. Mr. D'Augustine received an M.B.A. from Rutgers University and a B.S. in electrical engineering from Drexel University.

     Terry L. Ellis -- Senior Vice President, Operations. Vice
President -- Operations of Rockwell Semiconductor Systems from September 1998 to December 1998; Executive Director, Semiconductor Manufacturing of Rockwell Semiconductor Systems from August 1997 to August 1998; Director, Die Manufacturing of Rockwell Semiconductor Systems from October 1995 to August 1997; Director, Die Manufacturing of Rockwell's Telecommunications Division from September 1995 to October 1995; and Plant Manager, Die Manufacturing Division of Rockwell's Telecommunications Division prior thereto. Mr. Ellis received a B.S. in electrical engineering from the University of Texas.

     Raouf Y. Halim -- Senior Vice President and General Manger -- Network Access. Vice President and General Manager -- Network Access Division of Rockwell Semiconductor Systems from February 1997 to December 1998; Vice President -- VLSI Engineering of Rockwell Semiconductor Systems from October 1995 to February 1997; Vice President -- VLSI Engineering of Rockwell's Telecommunications Division from September 1995 to October 1995; Division Director, VLSI Engineering, Digital Communications Division of Rockwell's Telecommunications Division prior thereto. Mr. Halim received an M.S. in electrical engineering from the Georgia Institute of Technology and a B.Sc. in electrical engineering from Alexandria University.

     Balakrishnan S. Iyer -- Senior Vice President and Chief Financial Officer. Senior Vice President and Chief Financial Officer of Rockwell Semiconductor Systems from October 1998 to December 1998; Senior Vice President and Chief Financial Officer of VLSI Technology, Inc. (semiconductors) from January 1997 to October 1998; Vice President and Corporate Controller of VLSI Technology, Inc. (semiconductors) from April 1993 to December 1996; Corporate Controller of Cypress Semiconductor Corporation (semiconductors) prior thereto. Mr. Iyer received an M.B.A. from The Wharton School of the University of Pennsylvania, an M.S. in industrial engineering from the University of California, Berkeley and a B.S. in mechanical engineering from the Indian Institute of Technology.

     Dennis E. O'Reilly -- Senior Vice President, General Counsel and Secretary. Director -- Business Development of Intel Corporation's Mobile and Handheld Products Group (semiconductors) from September 1997 to December 1998; Group Counsel of Intel Corporation prior thereto. Mr. O'Reilly received a J.D. from Boston University School of Law and a B.A. from the State University of New York at Binghamton.

     Kerry K. Petry -- Vice President and Treasurer. Vice President and Treasurer of Rockwell Semiconductor Systems from October 1998 to December 1998; Assistant Treasurer -- Domestic of Rockwell prior thereto. Mr. Petry received an M.B.A. from Virginia Polytechnic Institute & State University and a B.S. in accounting from West Virginia University.

     Ashwin Rangan -- Senior Vice President and Chief Information
Officer. Senior Vice President and Chief Information Officer of Rockwell Semiconductor Systems from October 1998 to December 1998;

Executive Director, Business Process Re-engineering and Information Technology of Rockwell Semiconductor Systems from December 1996 to October 1998; Director, Business Process Re-engineering and Information Technology of Rockwell Semiconductor Systems from February 1995 to December 1996; and Senior Manager, Demand Management Systems of AST Computer prior thereto. Mr. Rangan received an M.S.I.E. and M.B.A. in Operations Management and Information Systems from the National Institute of Industrial Engineering in Bombay, India, a B. Engr. in mechanical engineering and an A.A. from Bangalore University.

     F. Matthew Rhodes -- Senior Vice President and General Manager -- Personal Computing. Vice President and General Manager -- Personal Computing Division of Rockwell Semiconductor Systems from October 1998 to December 1998; Director, Marketing Software Products of Rockwell Semiconductor Systems from January 1997 to October 1998; Director, VLSI and Technology of Pacific Communications Services Inc. prior thereto. Mr. Rhodes received an M.B.A. from the Anderson Graduate School of Management of the University of California, Los Angeles, an M.S. in electrical engineering from Lehigh University and a B.S. in physics from The Pennsylvania State University.

     James P. Spoto -- Senior Vice President, Platform Technologies. Vice President, Platform Technologies of Rockwell Semiconductor Systems from October 1997 to December 1998; Vice President, Business Development of Cadence Design Systems, Inc. from March 1996 to July 1997; and Vice President, Engineering and Mixed-Signal and Physical Design of Cadence Design Systems, Inc. prior thereto. Mr. Spoto received an M.S. and a B.S. in electrical engineering from the University of Florida.

     Thomas A. Stites -- Senior Vice President, Communications. Vice President, Communications of Advanced Micro Devices from 1992 to December 1998. Mr. Stites received a B.A. in journalism from the University of Colorado.

     Kevin V. Strong -- Senior Vice President and General Manager -- Personal Imaging. Vice President and General Manager -- Personal Imaging Division of Rockwell Semiconductor Systems from September 1998 to December 1998; Division Director, Digital Communications Products, Personal Computing Division of Rockwell Semiconductor Systems from June 1998 to September 1998; Division Director, Technology Planning, Personal Computing Division of Rockwell Semiconductor Systems from June 1997 to June 1998; Business Director, Personal Computing Products, Multimedia Communications Division of Rockwell Semiconductor Systems from August 1996 to June 1997; Director Technology Planning -- Media Processing, Multimedia Communications Division of Rockwell Semiconductor Systems from January 1996 to August 1996; Manager -- Business Development, Multimedia Communications division of Rockwell Semiconductor Systems prior thereto. Mr. Strong received a B.S. in electronic engineering from Southampton University.

     Steven M. Thomson -- Vice President and Controller. Vice President and Controller of Rockwell Semiconductor Systems from October 1998 to December 1998; Director -- Financial Planning and Control of Rockwell Semiconductor Systems from October 1995 to October 1998; Director, Financial Planning and Control of Rockwell's Telecommunications Division prior thereto. Mr. Thomson received an M.S. in financial management from West Coast University and a B.A. in accounting from California State University, Fullerton.

     William C. Tipton -- Senior Vice President, Human Resources. Vice President, Human Resources of Rockwell Semiconductor Systems from October 1995 to December 1998; Vice President, Human Resources of Rockwell's
Telecommunications Division prior thereto. Mr. Tipton received an M.B.A. and a B.S. in management and labor from the University of Arkansas.

ITEM 2. PROPERTIES

     At September 30, 1999, the Company operated 3 manufacturing facilities in the United States and one facility in Mexico. It also had 11 design centers and 26 sales offices. These facilities had an aggregate floor space of approximately
2.1 million square feet, approximately 54% of which were owned and approximately 46% of which were leased. Approximately 72,000 square feet of leased office space in San Diego, California is unoccupied. As of September 30, 1999, substantially all of the domestic assets of Conexant and its domestic subsidiaries, including property, plant and equipment, have been pledged as collateral to secure repayment of

Conexant's credit facility. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and contain all the equipment and facilities necessary to operate at present levels. A summary of floor space of the Company's facilities at September 30, 1999 is as follows (in thousands of square feet):

                                                     OWNED         LEASED
                TYPE OF FACILITY                   FACILITIES    FACILITIES    TOTAL
                ----------------                   ----------    ----------    -----
Manufacturing....................................      701          199          900
General office space.............................      408          744        1,152
                                                     -----          ---        -----
          Total..................................    1,109          943        2,052
                                                     =====          ===        =====

     The following table outlines the functions and capabilities of the Company's major manufacturing facilities:

           FACILITY                        FUNCTION                        CAPACITY
           --------                        --------                        --------
Newport Beach, California       Wafer fabrication facility      4,500 8-inch wafer starts per
                                - Class 1 and Class 10 clean    week
                                  rooms
                                - 0.18 - 0.5 micron CMOS
                                - RF BiPolar
                                - BiCMOS
                                - SiGe (in development)
Newbury Park, California        GaAs wafer fabrication          800 4-inch wafer starts per
                                facility                        week
                                - 2.0 micron HBT Fmax 50 Ghz
                                - 0.7 micron MESFET
Mexicali, Mexico                Assembly and test facility      150 million assembly starts
                                - High volume/low cost          per year
                                  multichip modules
El Paso, Texas                  Module design and assembly      400,000 modules and systems
                                facility                        per month

     The Company's headquarters and primary wafer fabrication facility are located in Newport Beach, California, consisting of approximately 633,000 square feet of owned and approximately 420,000 square feet of leased floor space; approximately 58,000 square feet is subleased to several tenants. This location includes an approximately 130,000 square foot wafer fabrication facility. The Company manufactures GaAs products at its wafer fabrication facility located in Newbury Park, California. In April 1999, the Company closed and disposed of its wafer fabrication facilities in Colorado Springs, Colorado. Prior to the Distribution, the Company distributed its wafer fabrication facilities in Colorado Springs, Colorado to Rockwell.

     The Company owns an approximately 198,000 square foot assembly and test facility in Mexicali, Mexico, which has been in operation for over 25 years. The Mexicali facility assembles semiconductor die from the Company's wafer fabrication facilities and outside foundry sources into various types of chipset packages and tests the packages using automatic test equipment with a full range of analog, digital and radio frequency capability. This facility is ISO 9002 certified and focuses on high volume, industry standard plastic packaging but has the capability to manufacture a wide variety of high- and low-volume and specialized packages using conventional and proprietary assembly techniques.

     The Company operates a fully integrated electronic module design and assembly facility in El Paso, Texas, consisting of approximately 133,000 square feet of leased manufacturing space. This facility provides full turnkey design capabilities and the ability to manufacture and test standard and custom products for each of the Company's product platforms, ranging from prototypes to high volume production. At this facility, the Company integrates its semiconductor chipset devices into electronic modules, such as internal cards for PCs and digital infotainment equipment and standard PCMCIA interface cards, as well as custom products and complete, market-ready systems. This facility has been ISO 9002 certified since 1993.

     The Company's design centers provide design engineering and product application support as well as after-sales customer service. The design centers are strategically located around the world to be in close proximity to the Company's OEM customers and to take advantage of key technical and engineering talent worldwide.

     Certain of the Company's facilities, including the California and Mexico facilities are located near major earthquake fault lines. The Company maintains only minimal earthquake insurance with respect to these facilities. A portion of the Mexico facility is seismically isolated and the Company is currently undertaking a $34 million program to seismically isolate certain portions of its California facilities. See Part I, Item 1 "Manufacturing."

ITEM 3. LEGAL PROCEEDINGS

     On October 14, 1997, Brent Townshend ("Townshend") filed suit against Rockwell and Conexant in the Superior Court of California for San Mateo County seeking an injunction to halt the sale of products containing Conexant's K56Flex(TM) chipsets and requesting unspecified damages, claiming that Conexant had engaged in unfair competition, misappropriation of trade secrets, breach of contract and breach of confidence by using technical information allegedly disclosed in confidence by Mr. Townshend to accelerate its development of 56 Kbps modem technology. In January 1999, Townshend dismissed his State Court action and re-filed the same claims and three new claims for patent infringement in the U.S. District Court for the Northern District of California. In the Federal action, Townshend alleges that each of his patents (the "Townshend Patents") covers certain aspects of the V.90 standard and are infringed by Conexant's 56 Kbps products. In the Federal action, Townshend seeks injunctive relief, compensatory damages, restitution and exemplary and punitive damages. Townshend and 3Com Corporation had publicly announced that 3Com was the exclusive licensee for the Townshend Patents and acted as Townshend's agent in sublicensing the Townshend Patents to third parties. More recently, Townshend and 3Com publicly announced that Townshend has reacquired exclusive control over the licensing and enforcement of the patents as well as other ownership rights, while 3Com retained a non-exclusive license to practice the Townshend inventions. Conexant has filed its answer to Townshend and counterclaims against Townshend and claims against 3Com. Conexant is vigorously defending its position that it independently developed the 56 Kbps modem technology using entirely its own skills and public domain information and will vigorously contest the infringement claims and the validity of the asserted patents.

     On July 29, 1991, Shumpei Yamazaki filed suit against a Japanese subsidiary of Rockwell in the Tokyo District Court, Twenty-ninth Civil Division for patent infringement relating to Conexant's facsimile modem chipsets seeking 685 million yen (approximately $6.6 million based on the exchange rate on October 29, 1999) and court costs. In October 1998, the District Court rendered its decision dismissing the suit, from which decision Mr. Yamazaki appealed. On April 12, 1999, Mr. Yamazaki presented his position at the first portion of the appellate hearing. Conexant presented its position to the appellate court on June 16, 1999. Mr. Yamazaki also attempted to enter a new cause of action at the appellate level. Conexant has also presented its position to the appellate court on the procedural aspects of including such a new cause of action at the appellate level. The Court is scheduling a special hearing to understand the procedural aspects of entering such a new cause of action. Conexant believes it has meritorious defenses to these claims and is vigorously defending this action.

     On May 30, 1997, Klaus Holtz filed suit against Rockwell in the U.S. District Court for the Northern District of California for patent infringement relating to Conexant's modem products utilizing the V.42bis standard for data compression. On September 30, 1998, the Court barred any alleged damages arising before May 30, 1997. On December 17, 1998, the Court issued an order construing the claims of the patent. Conexant filed a motion for Summary Judgment of Non-Infringement on February 22, 1999. A hearing was held thereon on June 14, 1999. On October 25, 1999, the Company was notified that the Court found in favor of the Company and the case was dismissed.

     Various other lawsuits, claims and proceedings have been or may be instituted or asserted against Rockwell or Conexant or their respective subsidiaries, including those pertaining to product liability, intellectual property, environmental, safety and health, and employment matters. See Item I "Environmental Regulation."

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the NASDAQ National Market under the symbol "CNXT" since January 4, 1999. The following table sets forth for the periods indicated the high and low closing sale prices for the Company's common stock. These closing sales prices reflect the 2-for-1 stock split effected in the form of a stock dividend announced on September 13, 1999 for shareowners of record on September 24, 1999 and effected on October 29, 1999.

                                                              HIGH    LOW
                                                              ----    ---
Fiscal year ending September 30, 1999
Second Quarter..............................................  $13 27/32 $ 7 3/16
  Third Quarter.............................................   31 15/16  13 3/16
  Fourth Quarter............................................   41 17/32  27 5/8

     At October 29, 1999, there were approximately 54,659 holders of record of the Company's common stock.

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. See Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                           AS OF AND FOR THE YEAR ENDED SEPTEMBER 30,
                                ----------------------------------------------------------------
                                 1999(1)       1998(2)       1997(3)       1996(3)        1995
                                ----------    ----------    ----------    ----------    --------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues..................  $1,444,114    $1,200,231    $1,412,325    $1,470,455    $783,677
Gross margin..................     580,862       312,380       678,477       621,461     300,348
Operating (loss) income.......      (3,179)     (440,158)      168,789       194,101     106,527
Net income (loss).............      12,929      (262,216)      125,824        83,528      75,917
Proforma basic net income
  (loss) per share(4).........        0.07         (1.32)         0.59          0.38        0.35
Proforma diluted net income
  (loss) per share(4).........        0.06         (1.32)         0.59          0.38        0.35
          Total assets........  $1,841,950    $1,418,530    $1,485,759    $1,383,055    $671,083
Long-term obligations.........     432,076        78,892        79,890        97,488      36,108

---------------
(1) In fiscal 1999, the Company recorded special charges of approximately $20.0 million related to the further write-down of the Company's wafer fabrication facilities in Colorado Springs, Colorado, and approximately $17.9 million related to other restructuring actions initiated in the fourth quarter of fiscal 1998.

(2) In September 1998, the Company recorded special charges of approximately $147.3 million related to its decision to close and dispose of the wafer fabrication facilities in Colorado Springs, Colorado, a worldwide workforce reduction and certain other actions.

(3) In fiscal 1997 and 1996, the Company incurred charges of approximately $29.9 million and approximately $121.0 million for purchased research and development related to the acquisitions of the Hi-Media broadband communication chipset business of ComStream Corporation and Brooktree Corporation, respectively.

(4) Proforma net income (loss) per share reflects the 2-for-1 stock split effected in the form of a stock dividend for shareowners of record on September 24, 1999 and effected on October 29, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the Company as a percentage of net revenues for the three fiscal years ended September 30, 1999:

                                                              1999     1998     1997
                                                              -----    -----    -----
Net revenues................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   59.8     74.0     52.0
                                                              -----    -----    -----
Gross margin................................................   40.2     26.0     48.0
Operating expenses:
  Research and development..................................   21.5     28.5     19.8
  Selling, general and administrative.......................   15.8     21.0     13.5
  Amortization of intangibles...............................    0.6      0.9      0.6
  Purchased research and development........................    0.0      0.0      2.1
  Special charges -- Rockwell retained assets...............    1.4      8.0      0.0
  Special charges -- Other..................................    1.2      4.3      0.0
                                                              -----    -----    -----
          Total operating expenses..........................   40.5     62.7     36.0
                                                              -----    -----    -----
Operating (loss) income.....................................   (0.3)   (36.7)    12.0
Other income, net...........................................    0.4      0.8      0.8
                                                              -----    -----    -----
Income (loss) before (benefit) provision for income taxes...    0.1    (35.9)    12.8
                                                              -----    -----    -----
(Benefit) provision for income taxes........................   (0.7)   (14.0)     3.8
                                                              -----    -----    -----
Net income (loss)...........................................    0.8%   (21.9)%    9.0%
                                                              =====    =====    =====

NET REVENUES

     The following table summarizes the net revenues of the Company's five product platforms for the three years ended September 30, 1999 (dollars are in thousands and percentages are expressed as a percentage of total net revenues):

                                               FY 1999            FY 1998            FY 1997
                                           ----------------   ----------------   ----------------
Personal Computing.......................  $  626,534    43%  $  639,925    53%  $  861,242    61%
Network Access...........................     277,613    19%     143,270    12%     192,836    14%
Wireless Communications..................     266,553    19%     170,381    14%     115,599     8%
Digital Infotainment.....................     183,522    13%     144,600    12%     111,795     8%
Personal Imaging.........................      89,892     6%     102,055     9%     130,853     9%
                                           ----------   ---   ----------   ---   ----------   ---
          Total net revenues.............  $1,444,114   100%  $1,200,231   100%  $1,412,325   100%
                                           ==========   ===   ==========   ===   ==========   ===

  Fiscal 1999 Compared to Fiscal 1998

     Net revenues were approximately $1,444.1 million in fiscal 1999, an increase of 20% from net revenues of approximately $1,200.2 million during fiscal 1998. The net increase in the Company's net revenues for fiscal 1999 as compared to fiscal 1998 was mainly due to aggregate net revenue growth of the expansion platform products offset by the slight decrease in Personal Computing revenues. The expansion platform products are comprised of all products excluding the Personal Computing products. Net revenues for Network Access increased 94% during fiscal 1999 compared to fiscal 1998 mainly fueled by the upgrade and build-out of both public and private communications infrastructures to support increased Internet traffic and the convergence of voice and data services. Net revenues for Wireless Communications increased 56% during fiscal 1999 compared to fiscal 1998 mainly due to the strong demand for digital cellular handsets worldwide. Net revenues for Digital Infotainment increased 27% during fiscal 1999 compared to fiscal 1998 mainly due to solid demand for tuners and demodulators, video encoders and back channel telephony solutions, principally for satellite digital set-top box OEMs. Net revenues for Personal Imaging decreased 12% during fiscal 1999 compared to fiscal 1998 mainly due to the Asia-Pacific recession which negatively impacted the first half of fiscal 1999. Net revenues for Personal Computing decreased 2% during fiscal 1999 compared to fiscal 1998 mainly due to a shift towards lower priced products.

  Fiscal 1998 Compared to Fiscal 1997

     Net revenues were approximately $1,200.2 million in fiscal 1998, a decrease of 15% from net revenues of approximately $1,412.3 million in fiscal 1997. This decrease was principally due to a decline in revenues of approximately $221 million from PC modems in Personal Computing and approximately $50 million from central site modems in Network Access. The decrease in modem revenues in 1998 was mainly due to significant price declines of the Company's V.34 and 56 Kbps products, partially offset by a 20% increase in modem unit volume. Personal Imaging revenues also declined 22% to approximately $102 million, reflecting lower product demand, principally as a result of the protracted Asia-Pacific recession. These net revenue declines were partially offset by an increase in net revenues from Wireless Communications and Digital Infotainment. Wireless Communications net revenues grew 47% to approximately $170 million, driven by increased volume of digital cordless telephone chipsets and power amplifier components. Digital Infotainment sales grew 29% to approximately $145 million as a result of increased demand for video encoders/decoders and broadband communications products.

GROSS MARGIN

  Fiscal 1999 Compared to Fiscal 1998

     Cost of goods sold consists predominantly of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs, warranty and sustaining engineering expenses pertaining to products sold. Gross margin as a percentage of net revenues was 40% during fiscal 1999 compared to gross margin as a percentage of net revenues of 26% during fiscal 1998. The significant increase in gross margin as a percentage of net revenues during fiscal 1999 was mainly due to the increase in volume shipped which allowed fixed costs to be allocated over a higher number of die produced, a continued transition to a richer product mix, the favorable market environment for purchasing processed wafers, and the implementation of cost reduction initiatives in the fourth quarter of fiscal 1998 that included headcount reduction combined with several items that adversely impacted fiscal 1998 including an inventory write-off of $66 million in the fourth quarter of fiscal 1998, $43 million charge for intellectual property matters, and $19 million related to the under utilization of manufacturing capacity. Average selling price ("ASP") erosion also had an impact on gross margin during fiscal 1999 and will continue in fiscal 2000. Further, the favorable market environment for purchasing processed wafers is not expected to continue in fiscal 2000.

  Fiscal 1998 Compared to Fiscal 1997

     Gross margin as a percentage of net revenues decreased to 26% in fiscal 1998 compared to gross margin as a percentage of revenues of 48% in fiscal 1997. The decline was due primarily to an approximate 50% reduction in ASPs of PC modem products, slightly offset by higher margins on Wireless Communications and Digital Infotainment products. Gross margin was also adversely impacted by the fourth quarter 1998 inventory write-off of $66 million (6% of net revenues), the $43 million charge (4% of net revenues) for intellectual property matters and $19 million (2% of net revenues) related to the under-utilization of manufacturing capacity. The 50-day strike that ended in July 1998 had little or no effect on the full-year operating results of the Company.

RESEARCH AND DEVELOPMENT EXPENSES

  Fiscal 1999 Compared to Fiscal 1998

     Research and development ("R&D") expenses were approximately $310.0 million during fiscal 1999, a 9% decrease from R&D expenses of approximately $342.3 million during fiscal 1998. The decrease in

R&D expenses during fiscal 1999 compared to fiscal 1998 was mainly due to cost reduction actions initiated in the fourth quarter of fiscal 1998 to reduce the Company's overall cost structure. These actions included headcount reductions, design center closures, and project cancellations. However, the Company intends to increase its R&D expenditures, in absolute dollars, in future periods.

  Fiscal 1998 Compared to Fiscal 1997

     Research and development expenses were approximately $342.3 million during fiscal 1998, a 22% increase from R&D expenses of approximately $279.8 million during fiscal 1997. The increase in R&D expenses during fiscal 1998 compared to fiscal 1997 was due primarily to investments in expansion platform products, including the expanded use of technology licensing agreements with external partners. Significant product investments were made in audio/telephony modem products, higher density central site modems, ATM, T1/ E1 and SONET portfolio expansion, GSM and CDMA RFICs, GSM systems, broadband communication products, including cable modems, and MFP products. The Company also continued investments in specialty process development activities, including Bipolar, BiCMOS and GaAs processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Fiscal 1999 Compared to Fiscal 1998

     Selling, general & administrative ("SG&A") expenses were approximately $227.7 million during fiscal 1999, a 10% decrease from SG&A expenses of $251.9 million during fiscal 1998. The decrease in SG&A costs in fiscal 1999 compared to fiscal 1998 was mainly due to reductions in headcount as a result of the Company's plan to restructure its business during the fourth quarter of fiscal 1998 and lower advertising and consulting expenses. However, the Company intends to increase its SG&A costs, in absolute dollars, during fiscal 2000.

  Fiscal 1998 Compared to Fiscal 1997

     Selling, general and administrative expenses were approximately $251.9 million during fiscal 1998, an increase of 32% from $190.9 million in fiscal 1997. The increase was primarily due to higher costs of cooperative advertising programs associated with various channel and brand development campaigns of approximately $26 million and $11 million related to the growth of the worldwide sales organization to support the Company's expanding product portfolio, offset by a reduction in the allowance for doubtful accounts in fiscal 1997, due to favorable resolution of accounts which were previously reserved.

SPECIAL CHARGES

     In the fourth quarter of 1998, Conexant restructured its business and recorded special charges of approximately $147 million. The special charges include an asset impairment of approximately $103 million related to the closure and planned disposal of its wafer fabrication facilities in Colorado Springs, Colorado, approximately $15 million for employee severance and Voluntary Early Retirement Program ("VERP") costs associated with an approximate 10% worldwide workforce reduction, approximately $11 million related to intangible asset write-offs and approximately $18 million for other actions including lease termination costs, contractual liabilities and other asset write-offs. In connection with the restructuring, management decided to close and dispose of its wafer fabrication facilities in Colorado Springs, Colorado. The $103 million charge represents the excess of the carrying value of the long-lived assets of these facilities over their estimated fair value as determined by independent appraisal. These facilities were distributed to Rockwell prior to the Distribution.

     In the first fiscal quarter of 1999, Conexant recorded special charges of approximately $38 million. The additional charges include approximately $20.0 million related to the further write down of the Company's wafer fabrication facilities in Colorado Springs, Colorado, approximately $17.0 million relating to the VERP, and approximately $0.9 million to decommission equipment, activities at foreign subsidiaries and contract cancellations at the Colorado Springs wafer fabrication facilities.

     The Company monitors the adequacy of the liability for restructuring charges by reviewing it from time to time to ensure it is sufficient. As of September 30, 1999, all of the employees identified as part of the approximate 10% workforce reduction had been terminated and cash payments totaling approximately $46.8 million had been made for employee severance and other expenses associated with the restructuring plans and closing of the Colorado Springs, Colorado facilities. The Company expects to make additional cash payments of approximately $7.3 million for employee severance and benefits and other expenses associated with the restructuring plans and closing of the Colorado Springs, Colorado facilities. The Company anticipates these restructuring plans and closing of the Colorado Springs, Colorado facilities to be substantially complete by the end of December 31, 1999.

     The following table summarizes the Company's restructuring activity for the year ended September 30, 1999 (in thousands):

                                                   FACILITIES    SEVERANCE
                                                      AND           AND        OTHER
                                                   EQUIPMENT     BENEFITS     EXPENSES     TOTAL
                                                   ----------    ---------    --------    --------
Restructuring Balances at September 30, 1998.....   $ 20,051     $  6,739     $11,456     $ 38,246
Non-Cash Charges.................................     (1,154)          --        (893)      (2,047)
Cash Charges.....................................    (17,504)     (24,141)     (5,204)     (46,849)
Additional charge and change in reserve
  estimate.......................................        609       17,680        (383)      17,906
                                                    --------     --------     -------     --------
Restructuring Balances at September 30, 1999.....   $  2,002     $    278     $ 4,976     $  7,256
                                                    ========     ========     =======     ========

OTHER INCOME, NET

  Fiscal 1999 Compared to Fiscal 1998

     Other income, net was $5.9 million during fiscal 1999, compared to $9.8 million during fiscal 1998. The decrease in other income, net during fiscal 1999 was mainly due to amortization of costs associated with the Company's spin-off and issuance of the $350 million convertible subordinated notes, higher interest expense related to the $350 million convertible subordinated notes, costs associated with the $350 million credit facility, and receipt of a contract cancellation fee in fiscal 1998, partially offset by higher interest income and other non-operating income. Interest expense is expected to be higher in fiscal 2000.

  Fiscal 1998 Compared to Fiscal 1997

     Other income, net was $9.8 million during fiscal 1998, compared to $11.0 million during fiscal 1997. The decrease in other income, net during fiscal 1998 was mainly due to the favorable settlement of a technology license dispute in fiscal 1997 partially offset by receipt of a contract cancellation fee and gain on sales of equity securities.

PROVISION FOR INCOME TAXES

     The results of Conexant's operations for the quarter ended December 31, 1998 and prior periods are being included in the federal, state and local, and foreign income tax returns of Rockwell International Corporation. The effective tax rate for the period in which Conexant was an independent company was 30%, which is lower than the federal statutory tax rate primarily due to the benefits of research and development credits.

  Fiscal 1999 Compared to Fiscal 1998

     The Company's effective tax rate in fiscal 1999 was a benefit of 369.2% compared to a benefit of 39.1% in fiscal 1998. The 1999 tax rate benefit results primarily from the significant research and development credits generated in comparison to pre-tax net income. The Company's 1998 tax benefit of 39.1% also results primarily from the statutory tax rates plus the benefit of research and development credits. The change in the effective rate is due to the change in pre-tax net income in comparison to the tax credits generated.

  Fiscal 1998 Compared to Fiscal 1997

     The Company's effective income tax rate in fiscal 1998 was a benefit of 39.1% compared to 30.0% in fiscal 1997. The Company's 1998 tax benefit of 39.1% of pre-tax loss reflects the statutory rates plus the benefits of research and development credits. The lower tax rate in 1997 reflects the statutory tax rates less the benefits associated with export sales and research and development tax credits. The difference in the effective tax rate results from the fact that tax benefits increase the effective tax rate in the loss year of fiscal 1998 and decrease the effective tax rate in the income year of fiscal 1997.

ACQUISITIONS AND INVESTMENTS

     In fiscal 1999, the Company made equity investments in several early stage companies in the communications industry, and acquired an early stage company for its Personal Imaging platform, for an aggregate of approximately $18.4 million.

     Subsequent to the end of fiscal 1999, the Company entered into a $150 million strategic agreement with Taiwan Semiconductor Manufacturing Company ("TSMC") under which Conexant will receive foundry capacity to support its future growth. The Company will advance $150 million to TSMC over time.

     In May 1997, the Company acquired Hi-Media for approximately $42 million in cash. The purchase price allocation included approximately $30 million (approximately $19 million after-tax) for purchased research and development. The projects in process at Hi-Media at the date of acquisition which had not yet reached technological feasibility and had no alternative future use related to integrated circuits for the direct broadcast satellite (DBS), wireless (MMDS) and cable modem markets. The efforts to complete these projects included finalization of design, device layout, fabrication, testing and systems integration. At the date of the acquisition, the estimated amount and timing of effort to complete these projects varied by product platform and averaged approximately $11 million annually for the first five years after the acquisition.

YEAR 2000 READINESS DISCLOSURE

     Conexant is addressing the impact of the Year 2000 on each of five major areas: the Company's products, business systems (computer systems that handle business processes), infrastructure (servers, desktop computers, networks, telecom systems and software), manufacturing systems (computer systems used in the manufacturing process) and suppliers (critical materials suppliers to the business). Each of the five areas is undergoing the following process to ensure readiness for the Year 2000. First, in the inventory phase, all Conexant assets are inventoried to identify those that have any type of software or hardware with Year 2000-related issues. Second, in the assessment phase, all inventoried items are assessed to confirm if a Year 2000-related issue is present and the extent of remediation required. Third, in the strategy phase, a remediation strategy is created to ensure that all critical systems are upgraded to be Year 2000 ready by September 30, 1999. Fourth, in the conversion/upgrade phase, upgrades are performed on all items identified in the assessment and strategy phases. Finally, in the certification phase, all upgraded items receive final certification testing to verify Year 2000 readiness. Conexant has completed the inventory phase for all five areas. In addition, it has completed the assessment and strategy phases and is currently in the conversion and certification phases for the business systems, infrastructure and manufacturing systems areas. All five phases for the Company's products have been completed. The Company has completed the assessment and strategy phase and is now in the remediation and certification phases for the suppliers' area. The Company has begun auditing those suppliers who did not perform up to standards during the assessment phase. Conexant is integrating its testing efforts with SEMATECH, a consortium of semiconductor manufacturing companies, to ensure best practice testing. The manufacturing systems, hardware systems and software applications areas are being tested under the SEMATECH guidelines.

     The Company's greatest area of uncertainty centers primarily in the supplier area, due to the number of equipment and materials suppliers involved and their various stages of readiness for Year 2000. In particular, the Company is dependent on suppliers to upgrade their systems to ensure an uninterrupted supply of materials. All of the Company's manufacturing tools have achieved certification. A Year 2000-related failure by a significant materials supplier could result in the temporary slowdown of production by the Company, the duration of which the Company reasonably estimates would be not more than a few days. As a result, the Company's contingency plan centers heavily on the supplier area. For the top five to ten percent of its critical materials and manufacturing suppliers, the Company is performing on-site audits and intends to monitor specific Year 2000-based milestones to ensure readiness. The Company has completed its assessment of all Tier 1 critical suppliers and has begun its audit process. In the event a supplier does not meet the Company's milestones for Year 2000 readiness, the Company has identified all critical materials suppliers and has completed a critical supplier contingency plan that includes alternate sourcing and stockpiling of materials as of September 30, 1999.

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

     Overall, utilizing both internal and external resources to address the Year 2000 issue, Conexant has achieved a 100% certification level. The current estimate of total project cost is approximately $6 million, which includes the cost of purchasing certain hardware and software. Approximately $5 million of this amount is for capital investments, with the remainder being expenses (primarily salary costs). As of September 30, 1999, approximately $5.8 million had been spent, with the majority of the remaining amount to be spent by the end of this calendar year. Conexant continues to evaluate the estimated costs associated with these efforts based on actual experience. Management believes, based on available information, that the Company will be able to remediate Year 2000-related issues in the products, business systems, and infrastructure areas without any material adverse effect on its business operations, products, or financial condition. However, the Company could be adversely impacted by the Year 2000 issues faced by major suppliers, distributors, customers, vendors, and financial services organizations with which the Company interacts. Any disruption in the Company's operations as a result of the failure of any of these third parties to be Year 2000 ready could have a material adverse effect on Conexant's business operations, products, and financial condition.

     Although the Company has not experienced material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences caused by undetected year 2000 defects in its internal systems, including third party software and hardware products. The most reasonably likely worst case scenarios could include: (i) corruption of data contained in the Company's internal information systems, and (ii) failure of hardware, software, or other information technology systems, causing an interruption or failure of normal business operations. Such a scenario could have a material adverse impact on the Company. In addition, there can be no assurances that the Company will not experience serious unanticipated negative consequences caused by the failure of services provided by third parties, such as electrical power, telecommunications services, and shipping services. Due to the impossibility of knowing what failures generally will result from the year 2000 date change (particularly outside of countries such as the United States where year 2000 remediation has progressed the furthest), and what effects such failures could have on third party vendors, the Company is unable to assess the likelihood of a material adverse impact on its results of operations, liquidity, or financial position due to such year 2000 failures.

     The Company has completed a Year 2000 contingency plan for the entire Company.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was approximately $302.6 million during fiscal 1999 compared to $98.3 million during fiscal 1998. Net operating cash flows for fiscal 1999 was favorably impacted by an increase in accounts payable of $114.1 million mainly due to significant capital expenditures being incurred in the fourth quarter of fiscal 1999, stock related transactions, and special charges related to the spin-off, partially offset by an increase in receivables resulting from the increased net revenues during the fourth quarter of fiscal 1999.

     Investing activities used $232.2 million of cash during fiscal 1999 compared to $269.7 million of cash during fiscal 1998. The decrease in investments was mainly due to the slowdown in capital expenditures that was part of the comprehensive plan to restructure the Company during the fourth quarter of fiscal 1998, offset partially by investments in various companies. However, the Company intends to increase its capital expenditures, in absolute dollars, in fiscal 2000. In addition, the Company intends to continue to explore investment opportunities into various companies in fiscal 2000.

     The Company's financing activities provided cash of $314.1 million during fiscal 1999 compared to $171.4 million during fiscal 1998. Financing sources of cash for fiscal 1999 were mainly due to the issuance of $350 million of convertible subordinated notes during the third quarter of fiscal 1999, net of related offering costs, and the sale of capital stock in the form of options exercised and the employee stock purchase plan.

     At September 30, 1999 the Company's primary sources of liquidity consisted of cash and cash equivalents, mainly resulting from the issuance of the $350 million convertible subordinated notes, and a $350 million credit facility with a group of banks (the "Credit Facility"), which was available subject to compliance with certain covenants.

     In May 1999, Conexant issued $350 million of its 4 1/4% convertible subordinated notes due May 1, 2006 (the "Notes") in a private placement. Holders of the Notes may convert the Notes into shares of the Company's common stock at any time prior to redemption or maturity at a conversion price of $23.098 per share, subject to adjustment. The Company has the option to redeem the Notes at any time on or after May 6, 2002, at a declining premium to par. The Notes are subordinated to all existing and future senior indebtedness of the Company.

     The Company used $100 million of the net proceeds from the issuance of the Notes to repay all amounts outstanding under the Credit Facility. The remaining net proceeds will be used to acquire additional manufacturing equipment, to make strategic investments to secure long-term access to advanced silicon wafer fabrication capacity from third parties and for general corporate purposes.

     In December 1998, the Company and three of its subsidiaries entered into a three-year $350 million senior secured revolving loan facility with a group of banks. As of September 30, 1999, no amount was outstanding on the Credit Facility. The Credit Facility includes facilities for revolving loans and swingline loans in multiple currencies and letters of credit. The Credit Facility is guaranteed by substantially all of the Company's domestic subsidiaries. It is also secured by (i) a first-priority security interest in substantially all domestic assets of the Company and its domestic subsidiaries and (ii) a pledge of the stock of the Company's subsidiaries, subject to certain exceptions. For further details on the Credit Facility, see Part II Item 8 Note 4.

     The Credit Facility contains, among other terms, representations and warranties, conditions precedent, covenants, mandatory and voluntary prepayment provisions and events of default customary for facilities of this type. Covenants include certain restrictions on capital expenditures, consolidations and mergers, sales of assets, incurrence of indebtedness and creation of liens and encumbrances. The Credit Facility includes various financial covenants, including a minimum net worth requirement and required financial ratios in respect of (i) earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense, (ii) debt to EBITDA and (iii) minimum cash balance. The Company was in compliance with all covenants under the Credit Facility during fiscal 1999. However, if the Company experiences a significant decrease in revenues or a significant increase in expenses, the Company could, under the terms of the Credit Facility, be deemed in default and may need to seek waivers for any such default, or amendments to maintain compliance with the covenants of the Credit Facility. There can be no assurance the Company will be successful in obtaining such waivers or amendments, if required.

     The Company believes that its current level of liquid assets, credit facilities, and cash expected to be generated from operations will be sufficient to fund its operations during fiscal 2000. However, if industry conditions become unfavorable, the Company does not consistently achieve timely customer qualifications on new product programs, or the Company is unsuccessful at ramping up volume production on new products at acceptable yields, the Company's working capital and other capital needs will increase. Conversely, if industry demand increases significantly such that the Company's capital requirements exceed management's current estimates, the Company may again need to raise additional capital. The Company may seek such capital through additional bank facilities, debt or equity offerings, or other sources. Further, the Company may elect from time to time to seek additional financing to the extent available. There can be no assurance, however, that any such required financing will be available when needed on terms and conditions acceptable or favorable to the Company, if at all.

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and Credit Facility. The Company does not use derivative financial instruments in its investment portfolio. The Company's main investment objectives are the preservation of investment capital, which is accomplished by investing with only high-credit-quality issuers and limiting the amount of credit exposure to any one issuer and the maximization of after-tax return on its investment portfolio.

     The Company generally invests in two types of securities, marketable securities and equity investments. The Company mitigates default risk on marketable securities by investing in high-credit quality securities and by monitoring the credit rating of investment issuers. Marketable securities have original maturities of 3 months or less at the date of purchase in order to meet the liquidity needs of the Company. The equity securities are generally investments in companies in the high-technology industry sector which are entered into for the promotion of business and strategic objectives. Most are privately held companies. The Company is exposed to equity price risks on these equity investments. A 20% adverse change in equity prices would result in an approximate $6 million decrease in the fair value of the Company's available-for-sale securities as of the end of fiscal 1999.

     The Company has relatively low cash flow exposure due to rate changes for cash equivalents as all these instruments are at fixed interest rates. The Company's Credit Facility is at a variable interest rate. Long-term debt is at a fixed interest rate. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

     The table below presents principal and interest amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and debt obligations as of September 30, (in millions):

                                                                                                 FAIR VALUE
                                                                                                SEPTEMBER 30,
                                  2000    2001    2002    2003    2004    THEREAFTER   TOTAL        1999
                                 ------   -----   -----   -----   -----   ----------   ------   -------------
ASSETS
Cash equivalents...............  $398.5      --      --      --      --         --     $398.5      $398.5
  Average interest rate........    5.63%     --      --      --      --         --       5.63%
LONG-TERM DEBT
Fixed rate.....................  $ 14.9   $14.9   $14.9   $14.9   $14.9     $373.6     $448.1      $602.0
  Average interest rate........    4.25%   4.25%   4.25%   4.25%   4.25%      4.25%      4.25%

  Foreign Currency Risk

     The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in Japan. During fiscal 1999, the Company employed a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency commitments in Japan and the Netherlands. Under this program, increases or decreases in certain local currency commitments as translated into U.S. dollars, are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency cash outflows and to minimize the impact to the Company of currency exchange rate fluctuations. The Company does not use foreign currency forward exchange contracts for speculative or trading purposes.

     The table below provides information as of September 30, 1999 about the Company's derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in the Company's financial statements. The table presents the notional amounts (at the contract exchange rates) and the contract foreign currency exchange rates.

                                                         SEPTEMBER 30, 1999
                                                              NOTIONAL                        ESTIMATED
                                                               AMOUNT         CONTRACT RATE   FAIR VALUE
                                                         ------------------   -------------   ----------
                                                                         (IN THOUSANDS)
Foreign currency forward exchange contracts:
Japanese Yen...........................................       $12,070            100.51         $(478)
Dutch Guilder..........................................       $ 6,111              2.00         $(150)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  398,516    $   14,000
  Receivables, net of allowance of $9,658 in 1999 and $8,975
     in 1998................................................     238,940       166,386
  Inventories, net..........................................     224,477       200,926
  Deferred income taxes.....................................      81,860       152,559
  Assets held for disposal..................................          --        42,346
  Other current assets......................................      35,381        10,735
                                                              ----------    ----------
          Total current assets..............................     979,174       586,952
Property, plant and equipment, net..........................     723,013       713,400
Intangible assets, net......................................      47,824        52,552
Other assets................................................      91,939        65,626
                                                              ----------    ----------
          Total assets......................................  $1,841,950    $1,418,530
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................  $       --    $   14,000
  Accounts payable..........................................     265,151       151,044
  Accrued liability -- Celeritas............................          --        65,000
  Deferred revenue on shipments to distributors.............      21,027        16,650
  Accrued compensation and benefits.........................      48,530        37,111
  Other current liabilities.................................      40,013        46,458
                                                              ----------    ----------
          Total current liabilities.........................     374,721       330,263
Convertible subordinated notes..............................     350,000            --
Other long-term liabilities.................................      82,076        78,892
                                                              ----------    ----------
          Total liabilities.................................     806,797       409,155
                                                              ----------    ----------
Commitments and contingencies...............................          --            --
Shareholders' equity:
  Rockwell's net investment.................................          --     1,009,375
  Preferred and junior preferred stock (No par value, 25,000 shares authorized, no shares issued or outstanding)
  Common stock ($1.00 par value, 500,000 shares authorized;
     196,387 issued and outstanding)........................     196,387            --
  Additional paid-in-capital................................     769,563            --
  Unearned compensation.....................................        (998)           --
  Retained earnings.........................................      70,052            --
  Accumulated other comprehensive income....................         149            --
                                                              ----------    ----------
          Total shareholders' equity........................   1,035,153     1,009,375
                                                              ----------    ----------
          Total liabilities and shareholders' equity........  $1,841,950    $1,418,530
                                                              ==========    ==========

        See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED SEPTEMBER 30,
                                                             ------------------------------------
                                                                1999         1998         1997
                                                             ----------   ----------   ----------
Net revenues...............................................  $1,444,114   $1,200,231   $1,412,325
Cost of goods sold.........................................     863,252      887,851      733,848
                                                             ----------   ----------   ----------
Gross margin...............................................     580,862      312,380      678,477
Operating expenses:
  Research and development.................................     310,042      342,349      279,752
  Selling, general and administrative......................     227,729      251,863      190,858
  Amortization of intangibles..............................       8,364       11,020        9,178
  Purchased research and development.......................          --           --       29,900
  Special charges -- Rockwell retained assets..............      20,000       95,500           --
  Special charges -- Other.................................      17,906       51,806           --
                                                             ----------   ----------   ----------
          Total operating expenses.........................     584,041      752,538      509,688
                                                             ----------   ----------   ----------
Operating (loss) income....................................      (3,179)    (440,158)     168,789
Other income, net..........................................       5,935        9,830       10,973
                                                             ----------   ----------   ----------
Income (loss) before (benefit) provision for income
  taxes....................................................       2,756     (430,328)     179,762
(Benefit) provision for income taxes.......................     (10,173)    (168,112)      53,938
                                                             ----------   ----------   ----------
Net income (loss)..........................................  $   12,929   $ (262,216)  $  125,824
                                                             ==========   ==========   ==========
Proforma basic net income (loss) per share.................  $     0.07   $    (1.32)  $     0.59
                                                             ==========   ==========   ==========
Proforma diluted net income (loss) per share...............  $     0.06   $    (1.32)  $     0.59
                                                             ==========   ==========   ==========
Number of shares used in proforma per share computation:
  Basic....................................................     192,551      197,900      213,800
                                                             ==========   ==========   ==========
  Diluted..................................................     203,484      197,900      213,800
                                                             ==========   ==========   ==========


        See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $  12,929   $(262,216)  $ 125,824
Adjustments required to reconcile net income (loss) to net
  cash provided by operations:
  Depreciation and amortization.............................    212,876     219,644     181,000
  Deferred income taxes.....................................      9,940    (108,807)     32,128
  Amortization of deferred compensation -- restricted
     stock..................................................     19,570          --          --
  Special charges -- Rockwell retained assets...............     20,000      95,500          --
  Special charges -- Other..................................     17,906      51,806          --
  Purchased research and development........................         --          --      29,900
  Changes in assets and liabilities:
     Receivables............................................    (72,554)     51,612     (27,380)
     Inventories............................................    (23,551)     21,354      66,066
     Accounts payable.......................................    114,107     (42,116)     11,629
     Accrued expenses and other current liabilities.........     27,317     171,106    (124,671)
     Other..................................................    (35,981)    (99,578)      1,877
                                                              ---------   ---------   ---------
  Net cash provided by operating activities.................    302,559      98,305     296,373
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (213,756)   (269,686)   (316,893)
Investments and acquisitions of businesses..................    (18,400)         --     (65,000)
                                                              ---------   ---------   ---------
  Net cash used in investing activities.....................   (232,156)   (269,686)   (381,893)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term debt.................................    (14,075)         --          --
Proceeds from issuance of convertible subordinated notes,
  net of issuance costs.....................................    339,574          --          --
Net transfers (to) from Rockwell............................    (39,909)    171,381      85,520
Proceeds from exercise of stock options.....................     23,408          --          --
Proceeds from issuance of common stock under stock purchase
  plan......................................................      5,115          --          --
                                                              ---------   ---------   ---------
  Net cash provided by financing activities.................    314,113     171,381      85,520
                                                              ---------   ---------   ---------
Net increase in cash and cash equivalents...................    384,516          --          --
Cash and cash equivalents at beginning of period............     14,000      14,000      14,000
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of period..................  $ 398,516   $  14,000   $  14,000
                                                              =========   =========   =========

     Non-cash activity: During the fiscal year ended September 30, 1999, the Company transferred its wafer fabrication facilities in Colorado Springs, Colorado (and the related tax benefit) with a book value of approximately $59 million to Rockwell, as well as certain other tax benefits of approximately $25 million related to the Celeritas litigation. In addition, Rockwell transferred $64 million of restricted cash to Conexant to be used to satisfy the $65 million liability which Conexant recorded in the year ended September 30, 1998, related to the Celeritas judgment. During the second fiscal quarter of 1999, the restricted cash balance of $64 million transferred from Rockwell was used to settle the Celeritas judgment. During the fourth fiscal quarter of 1999 the Company recorded a non-cash income tax benefit of approximately $20.6 million relating to employee stock transactions.

     Interest paid during the fiscal year ended September 30, 1999 was approximately $2.6 million. There was no interest paid during fiscal 1998 or fiscal 1997. There were no income taxes paid subsequent to the Distribution. Prior to the Distribution, all income tax payments were made by Rockwell.

        See accompanying notes to the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 ACCUMULATED
                                       COMMON STOCK      ADDITIONAL                                 OTHER       ROCKWELL'S
                                    ------------------    PAID-IN       UNEARNED     RETAINED   COMPREHENSIVE      NET
                                    SHARES     AMOUNT     CAPITAL     COMPENSATION   EARNINGS     EARNINGS      INVESTMENT
                                    -------   --------   ----------   ------------   --------   -------------   ----------
Balance at October 1, 1996........       --   $     --    $     --      $     --     $    --       $    --      $  899,216
Foreign currency translation
adjustment........................       --         --          --            --          --            --          (4,002)
Net transfers from Rockwell.......       --         --          --            --          --            --          85,520
Net income........................       --         --          --            --          --            --         125,824
                                    -------   --------    --------      --------     -------       -------      ----------
Balance at September 30, 1997.....       --         --          --            --          --            --       1,106,558
Foreign currency translation
  adjustment......................       --         --          --            --          --            --          (6,348)
Net transfers from Rockwell.......       --         --          --            --          --            --         171,381
Net loss..........................       --         --          --            --          --            --        (262,216)
                                    -------   --------    --------      --------     -------       -------      ----------
Balance at September 30, 1998.....       --         --          --            --          --            --       1,009,375
Foreign currency translation
  adjustment......................       --         --          --            --          --           149          (3,845)
Net transfers (to) from
  Rockwell........................       --         --        (796)           --          --         3,589         (51,335)
Issuance of common stock in
  connection with the
  Distribution....................  189,763    189,763     707,309            --          --            --        (897,072)
Net loss prior to the
  Distribution....................       --         --          --            --          --            --         (57,123)
Issuance of Conexant common stock
  upon exercise of stock options
  under Rockwell 1998 plan........    4,026      4,026      19,382            --          --            --              --
Tax benefits from stock plans.....       --         --      20,583            --          --            --              --
Issuance of restricted stock under
  Conexant 1999 plan..............    2,162      2,162      18,406       (20,568)         --            --              --
Issuance of Conexant common stock
  under employee stock purchase
  plan............................      436        436       4,679            --          --            --              --
Realization of unrealized gain on
  available-for-sale
  investments.....................       --         --          --            --          --        (3,589)             --
Compensation expense related to
  vesting of restricted stock.....       --         --          --        19,570          --            --              --
Net income subsequent to the
  Distribution....................       --         --          --            --      70,052            --              --
                                    -------   --------    --------      --------     -------       -------      ----------
Balance at September 30, 1999.....  196,387   $196,387    $769,563      $   (998)    $70,052       $   149      $       --
                                    =======   ========    ========      ========     =======       =======      ==========


                                        TOTAL
                                    SHAREHOLDERS'
                                       EQUITY
                                    -------------
Balance at October 1, 1996........   $  899,216
Foreign currency translation
adjustment........................       (4,002)
Net transfers from Rockwell.......       85,520
Net income........................      125,824
                                     ----------
Balance at September 30, 1997.....    1,106,558
Foreign currency translation
  adjustment......................       (6,348)
Net transfers from Rockwell.......      171,381
Net loss..........................     (262,216)
                                     ----------
Balance at September 30, 1998.....    1,009,375
Foreign currency translation
  adjustment......................       (3,696)
Net transfers (to) from
  Rockwell........................      (48,542)
Issuance of common stock in
  connection with the
  Distribution....................           --
Net loss prior to the
  Distribution....................      (57,123)
Issuance of Conexant common stock
  upon exercise of stock options
  under Rockwell 1998 plan........       23,408
Tax benefits from stock plans.....       20,583
Issuance of restricted stock under
  Conexant 1999 plan..............           --
Issuance of Conexant common stock
  under employee stock purchase
  plan............................        5,115
Realization of unrealized gain on
  available-for-sale
  investments.....................       (3,589)
Compensation expense related to
  vesting of restricted stock.....       19,570
Net income subsequent to the
  Distribution....................       70,052
                                     ----------
Balance at September 30, 1999.....   $1,035,153
                                     ==========

        See accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Conexant is the world's largest independent company focused exclusively on providing semiconductor products for communications electronics. With more than 30 years of experience in developing dial-up modem technology, Conexant draws upon its expertise in mixed-signal processing and communications technology to deliver semiconductor integrated circuit products and system-level solutions for a broad range of communications applications. These products facilitate communications worldwide through wireline voice and data communications networks, cordless and cellular wireless telephony systems and emerging cable and wireless broadband communications networks. Conexant has aligned its business into five platforms: Personal Computing, Network Access, Wireless Communications, Digital Infotainment, and Personal Imaging.

     On November 4, 1998, the Board of Directors of Rockwell International Corporation ("Rockwell") approved the distribution (the "Distribution") to its shareowners of all the outstanding shares of the common stock of its wholly-owned subsidiary, Conexant, by means of a tax-free spin-off. Under the terms of the Distribution, each Rockwell shareowner of record on December 11, 1998, received one share of the Company's common stock (including an associated preferred share purchase right) for every two shares of Rockwell common stock owned on December 11, 1998. The Distribution occurred at the close of business on December 31, 1998. Prior to the Distribution, the Company, a Delaware corporation formerly named Rockwell Semiconductor Systems, Inc., was a wholly-owned subsidiary of Rockwell which, together with certain other subsidiaries of Rockwell, operated Rockwell's semiconductor systems business ("Semiconductor Systems"). As part of the Distribution, Rockwell transferred to the Company, assets and liabilities of Semiconductor Systems not already owned by the Company, which included the stock of certain subsidiaries, and the Company transferred to Rockwell all assets and liabilities not constituting part of Semiconductor Systems, including all assets and liabilities of Rockwell's electronic commerce business. Conexant was incorporated as Rockwell Semiconductor Systems, Inc. in Delaware on September 16, 1996, and changed its name to Conexant Systems, Inc., on October 14, 1998. All references to the Company and its predecessors will now be known as Conexant. Certain adjustments were made to reflect the balance sheet of the Company on a stand alone basis and to provide for the adjustment of certain balances with Rockwell in accordance with the Distribution Agreement.

     During fiscal 1999, the Company had net cash transfers of approximately $39.9 million to Rockwell, and transferred its Colorado Springs, Colorado facilities (and the related tax benefit) totaling approximately $59.0 million to Rockwell in accordance with the Distribution Agreement. In addition, Rockwell transferred $64.0 million in restricted cash (and the related tax benefit) to Conexant to satisfy the $65.0 million liability related to the Celeritas judgment, and other non-cash items totaling approximately $8.5 million.

  Basis of Presentation

     The consolidated financial statements include all subsidiaries and businesses of Conexant. All significant accounts and transactions among Conexant's entities have been eliminated in consolidation.

     The fiscal 1999 financial statements include the operating results of Conexant while it was part of Rockwell prior to the Distribution. Financial data included in the accompanying consolidated financial statements, for periods subsequent to the Distribution, have been prepared on a basis that reflects the historical assets, liabilities, and operations of the business contributed to Conexant by Rockwell. Financial statements prior to the Distribution are not necessarily indicative of what the financial position, results of operations, or cash flows would have been had Conexant been an independent public company during the periods presented.

  Fiscal Year

     The Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Friday closest to September 30. To conform the Company's fiscal year ends, a fifty-third week must be added every sixth or seventh fiscal year. Fiscal years 1999, 1998 and 1997 comprised 52 weeks, 53 weeks, 52 weeks, and ended on October 1, October 2, September 26, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

  Stock Split

     All shares, earnings per share, and related information give retroactive effect to the 2-for-1 stock split effected in the form of a stock dividend announced on September 13, 1999 for shareowners of record as of September 24, 1999, and effected on October 29, 1999.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

  Revenue Recognition

     Generally, revenue is recognized when title to the product transfers. Certain of Conexant's domestic distributors have the right to return all of Conexant's products under certain circumstances. Revenue associated with shipments to those distributors is deferred and is recognized when the product is shipped to the ultimate customer. Gross revenue is reduced by accruals for estimated pricing and other return activity on product shipments based on historical experience.

  Proforma Net Income (Loss) Per Share

     Net income (loss) per share has not been presented for the periods presented as the Company was not an independent company during each of the full periods. Proforma net income (loss) per share has been presented as if the Distribution had occurred as of October 1, 1996. Subsequent to the Distribution, proforma net income (loss) per share is based on Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS. Proforma basic income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Proforma diluted income
(loss) per share also includes the effect of stock options outstanding during the period and assumes the conversion of the Company's convertible subordinated notes for the period of time such notes were outstanding, if such stock options and convertible notes are dilutive.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is computed using the average cost method on a currently adjusted standard basis (which approximates actual cost); market is based upon estimated net realizable value. The valuation of inventory at the lower of cost or market requires the use of estimates as to the amounts of current inventory that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers, given that orders are subject to cancellation with limited advance notice prior to shipment. It is reasonably possible that the recoverability of the Company's investment in inventory will change in the near term.

  Property, Plant and Equipment

     Property is stated at cost. Depreciation is based on estimated useful lives (50 years for buildings and 10 to 30 years for building improvements; 5 years for machinery and equipment; and the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements for land and leasehold improvements). Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of a minor amount, are charged to expense.

     The Company changed its depreciation method beginning October 1, 1998 from the double declining method to the straight-line method for all prospective purchases. The change resulted in lower depreciation expense for fiscal 1999 of approximately $ 8.5 million or $0.03 per share for both proforma basic and proforma diluted net income per share.

  Intangible and Other Assets

     Goodwill and other intangible assets generally result from business acquisitions. Conexant accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities, including research and development projects which have not yet reached technological feasibility and have no alternative future use (purchased research and development). Assets acquired and liabilities assumed are recorded at their fair values; the appraised value of purchased research and development is immediately charged to expense, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

     Goodwill, patents, developed technology, and other intangibles are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 10 years.

     The Company classifies its entire equity investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as other comprehensive income within shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income, net.

  Impairment of Long-Lived Assets

     The Company reviews all long-lived assets for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, and for all assets to be disposed of. Long-lived assets held for use are reviewed for impairment by comparing undiscounted cash flows over remaining useful lives to net book value. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value.

  Foreign Currency Translation and Remeasurement

     The functional currency of the majority of the Company's larger foreign subsidiaries is the U.S. dollar. Results from foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. In accordance with the provisions of SFAS No. 52, "Foreign Currency Translation," the assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of foreign subsidiary financial statements are accumulated as a separate component of shareholders' equity.

  Derivative Financial Instruments

     The Company enters into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments. The Company does not enter into derivative financial instruments for speculative or trading purposes.

     The forward contracts qualify as hedges for financial reporting purposes. The forward contracts at September 30, 1999 relate to hedging certain currency commitments and consist of contracts to buy or sell approximately $17.5 million in foreign currency. These contracts mature through September 2000 and are with major financial institutions.

  Stock-Based Compensation

     The Company accounts for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," proforma net income and net income per share amounts have been disclosed in Note 8, Stock and Benefit Plans.

  Income Taxes

     The provision (benefit) for income taxes is determined in accordance with SFAS No. 109, "Accounting For Income Taxes." Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits are recognized only to the extent that the realization of such benefits is considered to be more likely than not.

  Concentrations

     Financial instruments that potentially subject Conexant to concentration of credit risk consist principally of cash equivalents and trade receivables. Conexant invests cash through high-credit quality financial institutions. The Company's trade receivables primarily are derived from sales to manufacturers of communications products, consumer products and PCs. Management believes that any risk of an accounting loss is reduced due to the diversity of its products, end customers and geographic sales areas. Conexant performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

     While Conexant operates and maintains its own wafer manufacturing and assembly and test facilities, the Company relies on outside foundries to supplement its wafer manufacturing capacity. Allocations by these suppliers of wafer manufacturing capacity to the Company depend on the Company's needs and capacity availability during periods of capacity shortages. A significant reduction in allocation from these suppliers could adversely affect the Company's results of operations.

     The Company is currently dependent on a single source supplier for epitaxial wafers used in the gallium arsenide ("GaAs") semiconductor manufacturing processes at its Newbury Park, California facility.

  Impact of Recently Issued Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will generally be immediately recognized in earnings. The standard is required to be adopted by the Company as of the beginning of fiscal year 2001. The effect of adopting the standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results of operations.

  Reclassifications

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2. FAIR VALUE DISCLOSURES

     The following estimated fair values have been determined by the Company using available market information.

     Cash, and cash equivalents -- The carrying amounts of these items are their fair values.

     Long-term debt -- The carrying amount of this item is recorded at historical cost. The estimated fair value is based on quoted market prices obtained from dealers.

     Foreign currency contract commitments -- The estimated fair value of foreign currency contracts is based on quoted market prices obtained from dealers.

     Energy contract liability -- The estimated fair value of the energy contract liability is based on the Company's estimated costs of long-term borrowings.

     The carrying/commitment amount and fair value of the Company's financial instruments at September 30, 1999 and 1998 are as follows (in thousands):

                                                       CARRYING/
                                                       COMMITMENT      FAIR
                                                         AMOUNT       VALUE
                                                       ----------    --------
SEPTEMBER 30, 1999
Cash and cash equivalents............................   $398,516     $398,516
Long-term debt.......................................   $350,000     $602,000
Foreign currency contract commitments................   $ 18,181     $ 17,553
Energy contract......................................   $  3,337     $  2,927

SEPTEMBER 30, 1998
Cash and cash equivalents............................   $ 14,000     $ 14,000

     The fair value estimates presented are based on pertinent information available to management as of September 30, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such dates, and current estimates of fair value may differ significantly from the amounts presented.

NOTE 3. SUPPLEMENTAL FINANCIAL STATEMENT DATA

     Inventories, net consisted of the following at September 30 (in thousands):

                                                           1999        1998
                                                         --------    --------
Raw material...........................................  $ 29,998    $ 22,596
Work-in-process........................................   160,781     107,002
Finished goods.........................................    33,698      71,328
                                                         --------    --------
          Total inventories, net.......................  $224,477    $200,926
                                                         ========    ========

     Total inventories, net have been presented above inclusive of a valuation allowance of approximately $64.6 million and approximately $105.7 million as of September 30, 1999 and 1998, respectively.

     Property, plant and equipment, net consisted of the following at September 30 (in thousands):

                                                          1999         1998
                                                       ----------    --------
Land.................................................  $   12,087    $ 12,087
Land and leasehold improvements......................      12,636      10,475
Buildings............................................     318,725     304,828
Machinery and equipment..............................   1,090,175     954,054
Construction in progress.............................     166,399     114,043
                                                       ----------    --------
  Property, plant and equipment......................   1,600,022    1,395,487
Less accumulated depreciation and amortization.......    (877,009)   (682,087)
                                                       ----------    --------
          Total property, plant and equipment, net...  $  723,013    $713,400
                                                       ==========    ========

     Intangible assets, net consisted of the following at September 30 (in thousands):

                                                           1999        1998
                                                         --------    --------
Developed technology and other.........................  $ 45,864    $ 45,864
Goodwill...............................................    20,316      18,354
Patents................................................     7,085       5,415
                                                         --------    --------
          Total........................................    73,265      69,633
Less accumulated amortization..........................   (25,441)    (17,081)
                                                         --------    --------
          Total intangible assets, net.................  $ 47,824    $ 52,552
                                                         ========    ========

NOTE 4. LONG-TERM DEBT

  Convertible Subordinated Notes

     In May 1999, Conexant issued $350 million of its 4 1/4% convertible subordinated notes due May 1, 2006 (the "Notes"). Holders of the Notes may convert the Notes into shares of the Company's common stock at any time prior to redemption or maturity at a conversion price of $23.098 per share, subject to certain adjustments. The Company has the option to redeem the Notes at any time on or after May 6, 2002, at a declining premium to par. The Notes are subordinated to all existing and future senior indebtedness of the Company.

  Secured Credit Facility

     In December 1998, the Company and three of its subsidiaries entered into a three-year $350 million senior secured revolving loan facility (the "Credit Facility") with a group of banks. Loans under the Credit Facility are to be used for working capital needs and other general corporate purposes. The Credit Facility is guaranteed by the common stock of the Company's subsidiaries and substantially all assets of the Company's subsidiaries. It is also secured by
(i) a first-priority security interest in substantially all domestic assets of the Company and its subsidiaries and (ii) a pledge of the stock of the Company's subsidiaries, subject to certain exceptions. At September 30, 1999, there were no amounts outstanding under the Credit Facility.

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

     The Credit Facility contains, among other terms, representations and warranties, conditions precedent, covenants, mandatory and voluntary prepayment provisions and events of default customary for facilities of this type. The Company was in compliance with all covenants under the Credit Facility for fiscal 1999.

     At September 30, 1999, the future minimum principal payments under long-term debt obligations were $350 million, all due after fiscal 2004.

NOTE 5. COMMITMENTS

  Purchase Commitments

     Purchase commitments for construction or purchase of plant and equipment for the Company totaled approximately $52.3 million at September 30, 1999.

  Operating Leases

     The Company leases certain facilities and equipment under non-cancelable operating leases. Land and facility leases expire at various dates through 2003 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the Consumer Price Index. Rental expense under operating leases was approximately $13.5 million, $17.4 million, and $12.0 million during fiscal years 1999, 1998 and 1997, respectively.

  Energy Contract

     The Company assumed an energy contract for natural gas and electricity entered into prior to the Distribution at its Colorado Springs, Colorado facilities that were distributed to Rockwell prior to the Distribution.

     At September 30, 1999, the future minimum payments under operating leases and the energy contract are as follows (in thousands):

                                                        OPERATING     ENERGY
                     FISCAL YEAR                         LEASES      CONTRACT     TOTAL
                     -----------                        ---------    --------    -------
2000..................................................   $ 6,871      $  874     $ 7,745
2001..................................................     5,698         405       6,103
2002..................................................     4,664         405       5,069
2003..................................................     4,162         405       4,567
2004..................................................     3,823         405       4,228
After 2004............................................     3,113         843       3,956
                                                         -------      ------     -------
Total future minimum payments.........................   $28,331      $3,337     $31,668
                                                         =======      ======     =======

NOTE 6. INCOME TAXES

  (Benefit) Provision For Income Taxes

     The results of Conexant's operations for the quarter ended December 31, 1998 and prior periods are being included in the federal, state, local and foreign income tax returns of Rockwell International Corporation. The remaining results of operations for Conexant will be included in separate Conexant income tax returns. Rockwell has agreed to indemnify Conexant for income tax liabilities and retained the rights to tax refunds relating to any operations included in Rockwell's income tax returns. Accordingly, the balance sheet does not include current or prior period income tax receivables or payables related to Conexant operations which are included in the consolidated or combined Rockwell income tax returns. The income tax provisions included in the Statements of Operations for periods prior to the Distribution have been determined based on the "separate return" method.

     The components of the (benefit) provision for income taxes are as follows (in thousands):

                                                       1999        1998        1997
                                                     --------    ---------    -------
Current:
United States......................................  $(22,604)   $ (66,286)   $11,771
  Foreign..........................................     6,047        4,621      7,379
  State and local..................................    (3,556)       2,360      2,660
                                                     --------    ---------    -------
          Total current............................   (20,113)     (59,305)    21,810
                                                     --------    ---------    -------
Deferred :
  United States....................................    14,254      (94,116)    25,191
  Foreign..........................................       478         (591)       254
  State and local..................................    (4,792)     (14,100)     6,683
                                                     --------    ---------    -------
          Total deferred...........................     9,940     (108,807)    32,128
                                                     --------    ---------    -------
(Benefit) provision for income taxes...............  $(10,173)   $(168,112)   $53,938
                                                     ========    =========    =======

  Deferred Income Taxes

     Current deferred income tax benefits included in the balance sheet at September 30, 1999 and 1998 consist of the tax effects of temporary differences related to the following (in thousands):

                                                               1999        1998
                                                              -------    --------
Accrued compensation and benefits...........................  $ 9,486    $ 11,167
Assets held for disposal....................................       --      36,666
Inventories.................................................   36,372      48,032
Accrued royalties and licenses..............................      545      24,901
Product returns and allowances..............................   12,735      14,017
Deferred U.S. distributor revenues..........................    7,128          --
Research and development credits............................   12,609          --
Other -- net................................................    2,985      17,776
                                                              -------    --------
Current deferred income taxes...............................  $81,860    $152,559
                                                              =======    ========

     Net long-term deferred income taxes included in the balance sheet at September 30, 1999 and 1998 consist of the tax effects of temporary differences related to the following (in thousands):

                                                               1999       1998
                                                              -------    -------
Retirement benefits and deferred compensation...............  $24,759    $13,063
Property, plant and equipment...............................    7,832     17,078
Accrued royalties...........................................   11,448      9,666
Other -- net................................................    2,691      8,204
                                                              -------    -------
Long-term deferred income taxes.............................  $46,730    $48,011
                                                              =======    =======

     Management believes it is more likely than not that current and long-term tax assets will be realized through the reduction of future income tax payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets included: (a) the historical operating results of the Company, (b) expectations of future earnings, and (c) available tax planning strategies.

     For U.S. and state income tax purposes, at September 30, 1999, Conexant has tax credit carryforwards of approximately $6.5 million and $21.4 million, respectively. The U.S. credits may be carried forward for 20 years. California Manufacturers' Investment Credits of approximately $15.3 million expire from 2005 through 2007, while the remaining state credits of approximately $6.1 million have no expiration date. Approximately $11.2 million of the California Manufacturers' Investment Credit carryforward was earned while the Company was part of Rockwell. Under the terms of the Tax Allocation Agreement with Rockwell, Conexant must pay Rockwell approximately $11.2 million when the benefits from such portion of the California Manufacturers' Investment Credit carryforwards are realized.

     Shareholders' equity at September 30, 1999 reflects tax benefits related to the exercise of stock options of approximately $20.6 million during fiscal 1999.

  Reconciliation of (Benefit) Provision for Income Taxes

     The (benefit) provision for income taxes differs from the United States federal statutory tax expense for the three years ended September 30, 1999 as follows (in thousands):

                                                      1999        1998         1997
                                                    --------    ---------    --------
U.S. federal statutory tax at 35%.................  $    965    $(150,615)   $ 62,917
State taxes, net of federal effects...............    (5,426)      (7,631)      6,073
Foreign income taxes in excess of (less than)
  U.S.............................................     1,145         (911)      1,395
Research and development credits..................    (6,941)      (9,321)     (3,000)
Foreign Sales Corporation.........................      (250)        (831)    (13,944)
Other.............................................       334        1,197         497
                                                    --------    ---------    --------
(Benefit) provision for income taxes..............  $(10,173)   $(168,112)   $ 53,938
                                                    ========    =========    ========

     The (benefit) income tax provision was calculated based upon the following components (in thousands):

                                                      1999        1998         1997
                                                    --------    ---------    --------
United States (loss) income.......................  $(12,617)   $(444,446)   $161,940
Foreign income....................................    15,373       14,118      17,822
                                                    --------    ---------    --------
Total income (loss) before (benefit) provision for
  income taxes....................................  $  2,756    $(430,328)   $179,762
                                                    ========    =========    ========

     No provision has been made for United States, state, or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $15 million of undistributed earnings of foreign subsidiaries as of September 30, 1999 which have been or are intended to be permanently reinvested.

NOTE 7. PROFORMA NET INCOME (LOSS) PER SHARE

     The number of proforma weighted average outstanding shares and common share equivalents used in the proforma net income (loss) per share calculation set forth below was based upon the weighted average number of Rockwell shares and share equivalents outstanding for the applicable periods, adjusted for the distribution ratio in the Distribution of one share of the Company's common stock for every two shares of Rockwell common stock. For the year ended September 30, 1999, the proforma weighted average common shares was determined based upon the weighted average of (i) the Rockwell method for the first fiscal quarter, as previously described, and (ii) the actual Conexant share activity for the second through fourth quarters, as described further in this note. For the years ended September 30, 1998 and September 30, 1997, the proforma weighted average common shares was determined based upon the weighted average of the Rockwell method for the entire periods, as previously described. These proforma results are not indicative of future amounts.

     The following table sets forth the computation of proforma basic and diluted net income (loss) per share for the years ended September 30 (in thousands, except per share data):

                                                              1999        1998         1997
                                                            --------    ---------    --------
Proforma basic net income (loss) per share
Numerator:
  Net income (loss).......................................  $ 12,929    $(262,216)   $125,824
                                                            --------    ---------    --------
Denominator:
  Weighted average number of common shares outstanding
     during the period....................................   192,551      197,900     213,800
                                                            --------    ---------    --------
Proforma basic net income (loss) per share................  $   0.07    $   (1.32)   $   0.59
                                                            ========    =========    ========
Proforma diluted net income (loss) per share
Numerator:
  Net income (loss).......................................  $ 12,929    $(262,216)   $125,824
                                                            --------    ---------    --------
Denominator:
  Weighted average number of common shares outstanding
     during the period before restricted shares and common
     stock equivalents....................................   192,551      197,900     213,800
  Weighted average number of restricted shares............       103           --          --
  Incremental common shares issuable under stock option
     plans after applying treasury stock method, net of
     tax benefit..........................................    10,830           --          --
                                                            --------    ---------    --------
  Weighted average number of common shares outstanding
     during the period including restricted shares and
     common stock equivalents.............................   203,484      197,900     213,800
                                                            --------    ---------    --------
Proforma diluted net income (loss) per share..............  $   0.06    $   (1.32)   $   0.59
                                                            ========    =========    ========

     For the year ended September 30, 1999, incremental common shares attributable to the assumed conversion of the Company's convertible subordinated notes of approximately 15.2 million shares were not included in the diluted net income per share computation as the effect would be antidilutive. For fiscal 1998 and 1997, the proforma diluted net income (loss) per share does not include common stock equivalents as their effect was antidilutive during fiscal 1998 and none were outstanding during fiscal 1997.

NOTE 8. STOCK AND BENEFIT PLANS

  Stock Purchase Rights

     The Company is authorized to issue 500,000,000 shares of common stock, par value $1.00 per share, and 25,000,000 shares of preferred stock, without par value, of which 1,500,000 shares are designated as series A junior participating preferred stock (the "Junior Preferred Stock"). Under the Rights Agreement dated as of November 30, 1998 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, a preferred share purchase right (a "Right") is attached to each share of common stock pursuant to which the holder may, in certain takeover-related circumstances, become entitled to purchase from the Company 1/200th of a share of Junior Preferred Stock at a price of $300, subject to adjustment. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will generally be exercisable for shares of common stock or stock of the acquiring person having a market value of twice the exercise price. In certain events, each Right may be exchanged by the Company for one share of common stock or 1/200th of a share of Junior Preferred Stock. The Rights will expire on December 31, 2008, unless earlier exchanged or redeemed at a redemption price of $0.01 per Right, subject to adjustment. Until a Right is exercised, the holder, as such, will have no voting, dividend or other rights as a shareowner of the Company.

  Stock-Based Compensation

     The Company's 1998 Stock Option Plan (the "1998 Plan") covers certain options to purchase shares of the Company's common stock resulting from the adjustment or conversion of options to purchase Rockwell's common stock. These Company options have the same vesting schedule, and other terms as the original Rockwell options, generally vesting in three equal annual installments and expiring ten years after the original date of grant by Rockwell. No further options may be granted under the 1998 Plan. As of September 30, 1999, options to purchase an aggregate of approximately 15,326,000 shares of the Company's common stock were reserved for issuance under the 1998 Plan.

     The Company's 1999 Long-Term Incentives Plan (the "1999 LTIP") provides for the grant of incentive and non-qualified stock options, restricted stock and other stock-based incentive awards for officers and other employees and certain non-employees of the Company. Under the 1999 LTIP, these grants are generally granted at a price not less than fair market value at the date of grant. Options to purchase shares of the Company's common stock granted under the 1999 LTIP generally vest in four equal annual installments and expire ten years after the date of grant. Restricted stock awards under the 1999 LTIP are subject to restrictions as to sale or other disposition and to restrictions which require continued employment with the Company. The restrictions generally expire, and the awards become fully vested, within four years from the date of grant. As of September 30, 1999, the Company had granted approximately 2,341,000 shares of restricted stock under the 1999 LTIP. The weighted average grant price of the restricted stock was $11.70 in fiscal 1999. An aggregate of 20,370,000 shares of the Company's common stock have been authorized for issuance under the 1999 LTIP.

     Under the terms of the Company's Directors Stock Plan (the "Directors Plan"), each non-employee director receives an initial grant of options to purchase 80,000 shares of the Company's common stock upon election to the Board of Directors and, following one year of service on the Board, will receive an additional grant of options to purchase 30,000 shares of Company common stock immediately following each Annual Meeting of Shareowners. As of September 30, 1999, options covering an aggregate of 320,000 shares of the Company's common stock were outstanding under the Directors Plan. Under the Directors Plan, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of Company common stock either in the form of restricted stock or non-forfeitable stock. As of September 30, 1999, 12,760 shares of Company common stock have been issued under the Directors Plan, 6,380 shares issued as restricted stock and 6,380 shares issued as non-forfeitable stock. An aggregate of 630,000 shares of the Company's common stock have been authorized for issuance under the Directors Plan.

Stock option activity under the 1998 Plan, the 1999 LTIP, and the Directors Plan were as follows (in thousands, except option price data):

                                                                  FY 1999
                                                           ---------------------
                                                                        WEIGHTED
                                                                        AVERAGE
                                                            NUMBER      EXERCISE
                                                           OF SHARES     PRICE
                                                           ---------    --------
Outstanding, October 1, 1998.............................       --       $   --
Options issued with the Distribution(a)..................   20,113         6.99
Options granted during period............................   18,727        11.91
Options exercised........................................   (4,026)        5.81
Options cancelled........................................   (1,464)        9.21
                                                            ------       ------
Outstanding, end of year.................................   33,350       $ 9.80
                                                            ======       ======
Exercisable, end of year.................................    9,910       $ 6.54
                                                            ======       ======

---------------

(a) Reflects options issued in connection with the Distribution as a result of adjustments to certain options to purchase Rockwell's common stock.

     The following table summarizes stock options outstanding at September 30, 1999 (shares in thousands):

                                             OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                  ------------------------------------------    --------------------------
                                      NUMBER          AVERAGE       WEIGHTED        NUMBER        WEIGHTED
                                  OUTSTANDING AT     REMAINING      AVERAGE     EXERCISABLE AT    AVERAGE
           RANGE OF               SEPTEMBER 30,     CONTRACTUAL     EXERCISE    SEPTEMBER 30,     EXERCISE
       EXERCISE PRICES                 1999         LIFE (YEARS)     PRICE           1999          PRICE
------------------------------    --------------    ------------    --------    --------------    --------
1998 Plan:
$ 3.09 - $ 4.93                        4,171            3.63         $ 4.31         4,171          $4.31
$ 5.21 - $ 8.45                        4,252            7.07           7.69         3,065           7.62
$ 8.45 - $10.16                        6,903            7.96           8.72         2,674           8.78
1999 LTIP and Directors Plans:
$ 8.56 - $ 9.41                       14,974            9.26           9.40            --             --
$11.38 - $39.59                        3,050            9.70          24.67            --             --
                                      ------            ----         ------         -----          -----
$ 3.09 - $39.59                       33,350            8.05         $ 9.80         9,910          $6.54
                                      ======            ====         ======         =====          =====

     No compensation expense has been recognized for stock-based incentive compensation activity other than for the majority of the 1999 restricted stock awards. Had compensation expense for the Company's stock options been recognized based upon the fair value of awards granted, the Company's net income would have been reduced by approximately $32.9 million, resulting in a net loss of approximately $20.0 million for fiscal 1999 or $(0.10) per share for both proforma basic and proforma diluted net income (loss) per share for fiscal 1999. These proforma effects are not indicative of future amounts. The fair value of each option granted during fiscal 1999 is estimated based on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected life of 5 years for 1999, expected volatility of 60%, risk-free interest rate of 5.93%, and no dividend yield during fiscal 1999. The Company expects to grant additional awards in future years.

     Grants of restricted stock are charged to unearned compensation in shareholders' equity at their intrinsic value and recognized as expense over the vesting period. Compensation expense recognized under the 1999 LTIP was approximately $19.6 million in fiscal 1999, primarily due to the accelerated vesting of most of the fiscal 1999 restricted stock grants as of October 1, 1999, based upon certain performance factors determined by the Board of Directors and measured for the third and fourth quarters of fiscal 1999.

     Restricted stock activity under the 1999 LTIP was as follows (in thousands, except weighted average price data):

                                                                  FY 1999
                                                           ---------------------
                                                                        WEIGHTED
                                                            NUMBER      AVERAGE
                                                           OF SHARES     PRICE
                                                           ---------    --------
Outstanding, October 1, 1998.............................       --       $   --
Restricted stock granted during period...................    2,353        11.70
Restricted stock cancelled...............................     (192)       10.07
Restricted stock vested..................................   (1,857)       11.20
                                                            ------       ------
Restricted stock unvested, end of year...................      304       $15.79
                                                            ======       ======

  Employee Stock Purchase Plan

     The Company has adopted employee stock purchase plans for all eligible employees to purchase shares of the Company's common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Under the employee stock purchase plans, employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. Participation under the 1999 Employee Stock Purchase Plan, which is qualified under Section 423 of the Internal Revenue Code and was implemented on April 1, 1999, is available to eligible employees of the

Company (including represented hourly employees) in the United States. Participation under the 1999 Non-Qualified Employee Stock Purchase Plan, which was implemented on July 1, 1999, is available to eligible employees of the Company outside the United States to the extent permitted by local law. Offering periods generally each have a six-month duration (shorter duration for the initial periods), commencing on March 1 and September 1 of each year. The Board of Directors initially authorized an aggregate of 3,400,000 shares of the Company's common stock for issuance under the employee stock purchase plans. At September 30, 1999, approximately 2,963,000 shares of Company common stock were available for future purchases under the plans.

  401(k) Retirement Savings Plan

     The Company sponsors a 401(k) retirement savings plan (the "401(k) Plan") under which eligible U.S. employees may contribute, on a pre-tax basis or after tax basis, between 1% and 15% (between 1% and 17% subsequent to fiscal 1999) of their total annual wages from the Company, excluding bonuses and subject to a maximum aggregate annual contribution imposed by the Internal Revenue Code. The Company sponsors a "stock match" program pursuant to which the Company contributes shares of the Company's common stock through Fidelity's Conexant Stock Fund to the 401(k) Plan. Each participating employee receives a fixed matching contribution dollar for dollar for the first 1% through 6% (first 1% through 4% subsequent to fiscal 1999). In addition, a variable matching contribution that can range from 0% to 100% of the first 6% (first 4% subsequent to fiscal 1999) of salary an employee contributes to the plan may be provided at the fiscal year-end, based on Conexant's performance. All shares of the Company's common stock, which are accumulated by employees' contributions or by the Company's stock match program, vest immediately. The Board of Directors has reserved 3,000,000 shares under the 401(k) Plan and, at September 30, 1999, all of these shares were available for issuance.

  Retirement Medical Plans

     Conexant has retirement medical plans which cover most of its U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement.

     Retirement medical expense included in the Consolidated Statements of Operations, consisting principally of interest accrued on the accumulated retirement medical obligation, was approximately $1.6 million in fiscal 1999, approximately $2.7 million in fiscal 1998, and approximately $2.0 million in fiscal 1997.

     The retirement medical obligation is comprised of the following at September 30 (in millions):

                                                              1999      1998
                                                             ------    ------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year....................  $ 28.9    $ 30.6
Service cost...............................................     0.2       0.8
Interest cost..............................................     1.9       2.2
Plan participants' contributions...........................     0.2       0.1
Amendments.................................................      --     (15.3)
Curtailment................................................      --       5.3
Special termination benefits...............................      --       2.7
Actuarial (gain) loss......................................    (1.4)      4.4
Benefits paid..............................................    (2.5)     (1.9)
                                                             ------    ------
Benefit obligation at end of year..........................    27.3      28.9
                                                             ------    ------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.............      --        --
Actual return on plan assets...............................      --        --
Employer contribution......................................     2.3       1.8
Plan participants' contributions...........................     0.2       0.1
Benefits paid..............................................    (2.5)     (1.9)
                                                             ------    ------
Fair value of plan assets at end of year...................      --        --
                                                             ------    ------
Funded status..............................................   (27.3)    (28.9)
Unrecognized net actuarial loss (gain).....................     5.8       7.5
Unrecognized prior service cost............................    (9.0)     (9.8)
                                                             ------    ------
Prepaid (benefit) cost.....................................  $(30.5)   $(31.2)
                                                             ======    ======

     In 1998, Conexant announced to its current and former U.S. employees that it will be changing its active and retiree medical plans. The changes included one common plan for all active employees and retirees and increased employee and retiree cost sharing. Conexant also announced that it will discontinue offering retiree medical coverage to all active salaried employees as of December 31, 1998. Unamortized amounts related to these and other plan amendments at September 30, 1998 reflect the accumulated cost reduction of the retirement benefit obligation.

     Increasing the health care cost trend rate by 1% would increase the accumulated retirement medical obligation at September 30, 1999 by approximately $1.3 million and would not significantly increase retirement medical expense.

  Retirement Pension Plans

     Prior to the Distribution, Conexant employees participated in a Rockwell pension plan (the "Rockwell Pension Plan"), which provides for monthly pension payments to eligible U.S. employees upon retirement. Pension benefits for U.S. salaried employees are based on years of credited service and compensation. Pension benefits for U.S. hourly employees are based on years of service and specified benefit amounts.

     In connection with the Distribution, Rockwell retained the obligation for vested benefits earned by Conexant participants in the Rockwell Pension Plan and all related assets. For U.S. employees that are members of Local 2295 of the International Brotherhood of Electrical Workers Union ("U.S. Hourly Employees"), Conexant established a pension plan with substantially similar benefits and which credits these employees for service earned with Rockwell. The benefits payable under this plan are equal to the difference between the total benefits earned with both companies and the vested benefit obligation retained by Rockwell.

Conexant does not have a pension plan for U.S. salaried and certain hourly employees and, accordingly, no pension liability related to these employees has been included in the combined balance sheet.

     In connection with the restructuring plan announced in September 1998, Conexant offered a voluntary early retirement program ("VERP") to certain salaried employees. Pension benefits under the VERP are paid from a newly established pension plan (the "VERP Plan") of Conexant. Benefits payable under the VERP Plan are equal to the excess of the total early retirement pension benefit over the vested benefit obligation retained by Rockwell under the Rockwell pension plan. Special charges include approximately $6.0 million for costs associated with employees who accepted the VERP on or before September 30, 1998, and an additional charge of approximately $17.0 million was recorded in the first quarter of fiscal 1999 for costs associated with the employees who accept the VERP after September 30, 1998.

     Non-U.S. pension plans in effect prior to the Distribution, which relate solely to employees and retirees of Conexant, were assumed by Conexant.

     Net pension expense included in the consolidated statement of operations, consisting principally of service costs for benefits earned during the year and the cost of benefits related to the VERP in fiscal 1999 was approximately $17.9 million, approximately $14 million in fiscal 1998, and approximately $6 million in fiscal 1997. At each of September 30, 1999 and 1998, the projected benefit obligation and the accrued liability included in the consolidated balance sheet related to the pension obligations assumed by Conexant was approximately $11.8 million and $7 million, respectively.

     Assumptions (using a June 30 measurement date) include a 7.25% discount rate and a 4.5% compensation increase rate for both periods presented.

     Prior to the Distribution, Conexant employees also participated in certain Rockwell defined contribution savings plans for eligible employees. Expense related to these plans was approximately $1.3 million for fiscal 1999, approximately $7 million for fiscal 1998, and approximately $4 million for fiscal 1997.

NOTE 9. COMPREHENSIVE INCOME (LOSS)

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130") in fiscal 1999. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no impact on the Company's net income or total shareholders' equity.

     The components of comprehensive income (loss) were mainly made up of foreign currency translation adjustments totaling approximately $241,000 pre-tax and approximately $149,000 net-of-tax for fiscal 1999. There were no foreign currency translation adjustments for fiscal 1998 or fiscal 1997.

NOTE 10. SPECIAL CHARGES

     In the fourth quarter of 1998, Conexant restructured its business and recorded special charges of approximately $147 million. The special charges include an asset impairment of approximately $103 million related to the closure and planned disposal of its wafer fabrication facilities in Colorado Springs, Colorado, approximately $15 million for employee severance and VERP costs associated with an approximate 10% worldwide workforce reduction, approximately $11 million related to intangible asset write-offs and approximately $18 million for other actions including lease termination costs, contractual liabilities and other asset write-offs. In connection with the restructuring, management decided to close and dispose of the Company's wafer fabrication facilities in Colorado Springs, Colorado. The $103 million charge represents the excess of the carrying value of the long-lived assets of these facilities over their estimated fair value as determined by independent appraisal. These facilities were distributed to Rockwell prior to the Distribution.

     In the first fiscal quarter of 1999, Conexant recorded special charges of approximately $38 million. The additional charges include approximately $20.0 million related to the further writedown of the Company's wafer fabrication facilities in Colorado Springs, Colorado, approximately $17.0 million relating to the VERP, and approximately $0.9 million to decommission equipment, activities at foreign subsidiaries and contract cancellations at the Colorado Springs wafer fabrication facilities.

     The Company monitors the adequacy of the liability for restructuring charges by reviewing it from time to time to ensure it is sufficient. As of September 30, 1999, all of the employees identified as part of the approximate 10% workforce reduction had been terminated and cash payments totaling approximately $46.8 million had been made for employee severance and other expenses associated with the restructuring plans and closing of the Colorado Springs, Colorado facilities. The Company expects to make additional cash payments of approximately $7.3 million for employee severance and benefits and other expenses associated with the restructuring plans and closing of the Colorado Springs, Colorado facilities. The Company anticipates these restructuring plans to be substantially complete by the end of December 31, 1999.

     The following table summarizes the Company's restructuring activity for the year ended September 30, 1999 (in thousands):

                                                   FACILITIES    SEVERANCE
                                                      AND           AND        OTHER
                                                   EQUIPMENT     BENEFITS     EXPENSES     TOTAL
                                                   ----------    ---------    --------    --------
Restructuring balances at September 30, 1998.....   $ 20,051     $  6,739     $11,456     $ 38,246
Non-cash charges.................................     (1,154)          --        (893)      (2,047)
Cash charges.....................................    (17,504)     (24,141)     (5,204)     (46,849)
Additional charge and change in reserve
  estimate.......................................        609       17,680        (383)      17,906
                                                    --------     --------     -------     --------
Restructuring balances at September 30, 1999.....   $  2,002     $    278     $ 4,976     $  7,256
                                                    ========     ========     =======     ========

NOTE 11. ACQUISITIONS OF BUSINESSES

     In fiscal 1999, the Company made equity investments in several early stage companies in the communications industry, and acquired an early stage company for its Personal Imaging platform, for an aggregate of approximately $18.4 million.

     Subsequent to the end of fiscal 1999, the Company entered into a $150 million strategic agreement with Taiwan Semiconductor Manufacturing Company ("TSMC") under which Conexant will receive foundry capacity to support its future growth. The Company will advance $150 million to TSMC over time.

     In fiscal 1997, Conexant acquired the Hi-Media broadband communications chipset business of ComStream Corporation (Hi-Media) for approximately $42 million in cash. The acquisition was accounted for as a purchase as of May 31, 1997, and the price allocation included approximately $30 million (approximately $19 million after tax) for purchased research and development which was immediately expensed, and approximately $18.5 million for intangible assets, including goodwill, which are being amortized on a straight-line basis over 10 years. The Company also acquired two other businesses in fiscal 1997 at a net cost of approximately $22 million.

NOTE 12. CONTINGENCIES

  Litigation

     Claims have been asserted against Conexant for utilizing the intellectual property rights of others in certain of the Company's products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the resolution of such claims through arbitration or litigation.

     In September 1995, Celeritas Technologies, Ltd., filed suit against Rockwell, in the U.S. District Court for the Central District of California, for patent infringement, misappropriation of trade secrets, and breach of contract relating to cellular telephone data transmission technology utilized in certain modem products produced by the Company. In July 1997, the Court entered a judgment awarding damages of $57 million, plus interest. On July 20, 1998, the U.S. Court of Appeals for the Federal Circuit affirmed the trial court's judgment based on breach of contract. As of September 30, 1998, $65 million was reserved for this matter. During the first fiscal quarter of 1999, Rockwell contributed $64 million into an escrow account related to this judgment which was subsequently paid to Celeritas on February 11, 1999, in final settlement of the judgment. The remaining $1 million of this liability was paid directly by Rockwell and recorded as additional-paid-in-capital, and the corresponding $65 million liability was eliminated.

     On October 14, 1997, Brent Townshend ("Townshend") filed suit against Rockwell and Conexant in the Superior Court of California for San Mateo County seeking an injunction to halt the sale of products containing Conexant's K56Flex(TM) chipsets and requesting unspecified damages, claiming that Conexant had engaged in unfair competition, misappropriation of trade secrets, breach of contract and breach of confidence by using technical information allegedly disclosed in confidence by Mr. Townshend to accelerate its development of 56 Kbps modem technology. In January 1999, Townshend dismissed his State Court action and re-filed the same claims and three new claims for patent infringement in the U.S. District Court for the Northern District of California. In the Federal action, Townshend alleges that each of his patents (the "Townshend Patents") covers certain aspects of the V.90 standard and are infringed by Conexant's 56 Kbps products. In the Federal action, Townshend seeks injunctive relief, compensatory damages, restitution and exemplary and punitive damages. Townshend and 3Com Corporation had publicly announced that 3Com was the exclusive licensee for the Townshend Patents and acted as Townshend's agent in sublicensing the Townshend Patents to third parties. More recently, Townshend and 3Com publicly announced that Townshend has reacquired exclusive control over the licensing and enforcement of the patents as well as other ownership rights, while 3Com retained a non-exclusive license to practice the Townshend inventions. Conexant has filed its answer to Townshend and counterclaims against Townshend and claims against 3Com. Conexant is vigorously defending its position that it independently developed the 56 Kbps modem technology using entirely its own skills and public domain information and will vigorously contest the infringement claims and the validity of the asserted patents. Various other lawsuits, claims and proceedings have been or may be instituted or asserted against Rockwell or Conexant or their respective subsidiaries, including those pertaining to product liability, intellectual property, environmental, safety and health, and employment matters.

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

  Environmental Matters

     Conexant has been designated as a potentially responsible party ("PRP") at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. The site was also formerly occupied by Recticon Corporation and Allied Steel Products Corporation, each also named as a PRP and each of which is insolvent. The remediation plan for the site includes installation of a public water supply line and a groundwater pump and treatment system, as well as routine groundwater sampling. Management estimates the total costs for the remediation of this Superfund site to be approximately $4 million and has accrued for these costs as of September 30, 1999.

     In addition, the Company is engaged in two other remediations of groundwater contamination at its Newport Beach and Newbury Park, California facilities. Management currently estimates the total costs for these remediations to be approximately $4 million and has also accrued for these costs as of September 30, 1999.

NOTE 13. RELATED PARTY TRANSACTIONS

     Prior to the Distribution, Rockwell provided certain management services that were allocated based on sales in proportion to total Rockwell sales. Subsequent to the Distribution, Rockwell provided certain services to the Company, including payroll and employee benefits administration, data processing and telecommunications services, and research and development activities under the terms of a transition agreement. Costs for these services and programs are billed to Conexant based on actual usage and are included in Conexant's Consolidated Statements of Operations. Management believes that the methods of billing these costs are reasonable. These costs totaled approximately $10 million, $23 million and $19 million in fiscal 1999, 1998, and 1997, respectively.

     Prior to the Distribution, Rockwell also provided management services to Conexant, including corporate oversight, financial, legal, tax, corporate communications, and human resources. The costs of providing these services have been allocated to Conexant based on sales in proportion to total Rockwell sales and are included in selling, general and administrative expense in the Consolidated Statements of Operations. These costs totaled approximately $2 million, $12 million, and $11 million in fiscal 1999, 1998, and 1997, respectively.

     Prior to the Distribution, Conexant's U.S. and certain of its non-U.S. operations participated in Rockwell's centralized cash management systems which managed all of Conexant's cash receipt and disbursement activities. Accordingly, the consolidated financial statements exclude debt and interest income and expense in countries with centralized cash management systems. Accounts payable include approximately $20 million as of September 30, 1998 related to outstanding checks drawn on U.S. centralized disbursement accounts.

NOTE 14. SEGMENT AND OTHER INFORMATION

  Segment Information

     The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1999. The new standard revises the way operating segments are reported. The Company operates and tracks its results in one operating segment. The Company is engaged in research, development, and manufacture of semiconductor products and systems for communications electronics markets such as personal computers, network access devices, wireless communications products, digital information and entertainment products and personal imaging devices. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

     Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on the origin of the sales. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

     NET REVENUES BY GEOGRAPHIC AREA OF ORIGIN

                                                       YEARS ENDED SEPTEMBER 30,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
                                                             (IN THOUSANDS)
United States..................................  $1,173,259    $  952,374    $1,118,348
Asia-Pacific...................................     141,369        99,702       162,771
Europe.........................................     129,486       148,155       131,206
                                                 ----------    ----------    ----------
          Total net revenues...................  $1,444,114    $1,200,231    $1,412,325
                                                 ==========    ==========    ==========

     United States sales include export sales to unaffiliated customers of approximately $606 million, $457 million, and $456 million in fiscal 1999, 1998, and 1997, respectively. Substantially all export sales are to the Asia-Pacific region.

     NET LONG-LIVED ASSETS BY GEOGRAPHIC AREA

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
United States...............................................  $693,962    $683,989
Asia-Pacific................................................     2,453       2,516
Europe......................................................     2,290       2,693
Other.......................................................    24,308      24,202
                                                              --------    --------
          Total net long-lived assets.......................  $723,013    $713,400
                                                              ========    ========

  Other Information

     NET REVENUES BY PLATFORM

     The following table summarizes the net revenues of the Company's five product platforms for the three years ended September 30, 1999 (dollars are in thousands and percentages are expressed as a percentage of total net revenues):

                                              FY 1999             FY 1998             FY 1997
                                          ----------------    ----------------    ----------------
Personal Computing......................  $  626,534    43%   $  639,925    53%   $  861,242    61%
Network Access..........................     277,613    19%      143,270    12%      192,836    14%
Wireless Communications.................     266,553    19%      170,381    14%      115,599     8%
Digital Infotainment....................     183,522    13%      144,600    12%      111,795     8%
Personal Imaging........................      89,892     6%      102,055     9%      130,853     9%
                                          ----------   ---    ----------   ---    ----------   ---
          Total net revenues............  $1,444,114   100%   $1,200,231   100%   $1,412,325   100%
                                          ==========   ===    ==========   ===    ==========   ===

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the Company's quarterly results of operations for the years ended September 30 (in thousands, except per share data):

                                                  FOURTH       THIRD       SECOND      FIRST
                                                 QUARTER      QUARTER     QUARTER     QUARTER
                                                 --------     --------    --------    --------
FISCAL 1999
Net revenues...................................  $452,174     $380,330    $316,932    $294,678
Cost of goods sold.............................   243,707      216,114     186,677     216,754
Special charges................................        --           --          --      37,906
Net income (loss)..............................    38,045       24,390       7,617     (57,123)
Basic net income per share.....................      0.19         0.13        0.04          --
Diluted net income per share...................      0.18(1)      0.12        0.04          --
Proforma basic net loss per share..............        --           --          --       (0.30)
Proforma diluted net loss per share............        --           --          --       (0.30)

FISCAL 1998
Net revenues...................................   264,731      277,807     274,241     383,452
Cost of goods sold.............................   348,362      183,497     152,611     203,381
Special charges................................   147,306           --          --          --
Net (loss) income..............................  (233,753)     (33,418)    (15,611)     20,566
Proforma basic net (loss) income per share.....     (1.23)       (0.17)      (0.08)       0.10
Proforma diluted net (loss) income per share...     (1.23)       (0.17)      (0.08)       0.10

Certain reclassification entries have been made to provide consistency.
---------------
(1) Diluted net income per share for the fourth quarter of fiscal 1999 includes the effect of the convertible subordinated notes of approximately 15.2 million shares as its effect is dilutive.

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareowners of
Conexant Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Conexant Systems, Inc. and subsidiaries and its predecessor, Semiconductor Systems, Inc., representing the semiconductor business of Rockwell International Corporation and subsidiaries (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
October 29, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for the Annual Meeting of Shareowners to be held on February 10, 2000 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers -- See the section entitled "Executive Officers" in
Part I, Item 1 hereof.

     (b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the sections entitled "Executive Compensation" and "Directors' Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the Distribution, Rockwell and the Company entered into several agreements, including agreements relating to services to be provided by Rockwell to the Company following the Distribution, the allocation of liabilities and obligations with respect to taxes, employee benefit plans and compensation arrangements, and other matters. At the time these agreements were negotiated and executed, certain of the Company's directors and executive officers also served as directors or executive officers of Rockwell. The Company believes the terms of these agreements to be reasonable.

     Additional information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company for the fiscal year ended September 30, 1999 are included herewith:

     Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, Notes to Consolidated Financial Statements, and Report of Deloitte & Touche LLP, Independent Auditors

     (2) SUPPLEMENTAL SCHEDULES

     Schedule II  Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

     (3) EXHIBITS

     (a):

EXHIBITS                          DESCRIPTION
--------                          -----------
 3-a-1    Restated Certificate of Incorporation of the Company, filed as Exhibit 4.1 to the Company's Registration Statement on
          Form S-8 (Registration No. 333-68755), is incorporated
          herein by reference.
 3-a-2    Amended By-Laws of the Company, filed as Exhibit 99.3 to the
          Company's Current Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.
 4-a-1    Rights Agreement, dated as of November 30, 1998, by and
          between the Company and ChaseMellon Shareholder Services,
          L.L.C., as rights agent, filed as Exhibit 4.4 to the
          Company's Registration Statement on Form S-8 (Registration
          No. 333-68755), is incorporated herein by reference.
 4-b-1    Indenture, dated as of May 1, 1999, between the Company and
          The First National Bank of Chicago, as trustee, including
          the form of the Company's 4 1/4% Convertible Subordinated
          Notes Due May 1, 2006 attached as Exhibit A thereto, filed as Exhibit 4.1 to the Company's Registration Statement on
          Form S-3 (Registration No. 333-82399), is incorporated
          herein by reference.
 4-c-1    Registration Rights Agreement, dated as of May 12, 1999, by and among the Company and Morgan Stanley & Co. Incorporated,
          Credit Suisse First Boston Corporation and Lehman Brothers,
          Inc., filed as Exhibit 4.2 to the Company's Registration
          Statement on Form S-3 (Registration No. 333-82399), is
          incorporated herein by reference.
 10-a-1   Credit Agreement dated as of December 21, 1998 among the
          Company, the Lenders named therein and Credit Suisse First
          Boston, as Administrative Agent and Collateral Agent, filed as Exhibit 2.3 to the Company's Quarterly Report on Form
          10-Q for the quarter ended December 31, 1998, is
          incorporated herein by reference.
 10-a-2   First Amendment to Loan Documents dated as of June 11, 1999 among the Company, certain of its subsidiaries, the Lenders and the Issuing Banks thereunder, and Credit Suisse First
          Boston, as administrative agent, filed as Exhibit 10.3 to
          the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is incorporated herein by reference.
 10-a-3   Second Amendment to Loan Documents dated as of September 17,
          1999 among the Company, certain of its subsidiaries, the
          Lenders and the Issuing Banks thereunder, and Credit Suisse
          First Boston, as administrative agent.

EXHIBITS                          DESCRIPTION
--------                          -----------
 10-a-4   Third Amendment to Loan Documents dated as of October 20,
          1999 among the Company, certain of its subsidiaries, the
          Lenders and the Issuing Banks thereunder, and Credit Suisse
          First Boston, as administrative agent.
*10-b-1   Conexant Systems, Inc. 1998 Stock Option Plan, filed as
          Exhibit 10.6 to the Company's Registration Statement on Form
          10 (File No. 000-24923), is incorporated herein by
          reference.
*10-b-2   Copy of resolution of the Board of Directors of the Company, adopted March 1, 1999, amending the Company's 1998 Stock
          Option Plan.
*10-b-3   Forms of Stock Option Agreements under Rockwell's 1988
          Long-Term O Incentives Plan for options granted prior to May
          1, 1992, filed as Exhibit 10-d-2 to Rockwell's Annual Report on Form 10-K for the year ended September 30, 1988 (File No.
          1-1035), are incorporated herein by reference.
*10-b-4   Forms of Stock Option and Stock Appreciation Rights
          Agreements under Rockwell's 1988 Long-Term Incentives Plan for options and stock appreciation rights granted prior to
          May 1, 1992, filed as Exhibit 10-d-3 to Rockwell's Annual
          Report on Form 10-K for the year ended September 30, 1988
          (File No. 1-1035), are incorporated herein by reference.
*10-b-5   Form of Stock Option Agreement under Rockwell's 1988
          Long-Term Incentives Plan for options granted after May 1,
          1992 and prior to March 1, 1993, filed as Exhibit 28-a-1 to
          Rockwell's Quarterly Report on Form 10-Q for the quarter
          ended June 30, 1992 (File No. 1-1035), is incorporated
          herein by reference.
*10-b-6   Forms of Stock Option Agreements under Rockwell's 1988
          Long-Term Incentives Plan for options granted after March 1,
          1993 and prior to November 1, 1993, filed as Exhibit 28-a to
          Rockwell's Quarterly Report on Form 10-Q for the quarter
          ended March 31, 1993 (File No. 1-1035), are incorporated
          herein by reference.
*10-b-7   Forms of Stock Option Agreements under Rockwell's 1988
          Long-Term Incentives Plan for options granted after November
          1, 1993 and prior to December 1, 1994, filed as Exhibit
          10-d-6 to Rockwell's Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-1035), are incorporated herein by reference.
*10-b-8   Forms of Stock Option Agreements under Rockwell's 1988
          Long-Term Incentives Plan for options granted after December
          1, 1994, filed as Exhibit 10-d-7 to Rockwell's Annual Report on Form 10-K for the year ended September 30, 1994 (File No.
          1-1035), are incorporated herein by reference.
*10-b-9   Forms of Stock Option Agreements under Rockwell's 1995
          Long-Term Incentives Plan for options granted prior to
          December 3, 1997, filed as Exhibit 10-e-2 to Rockwell's
          Annual Report on Form 10-K for the year ended September 30,
          1994 (File No. 1-1035), are incorporated herein by
          reference.
*10-b-10  Forms of Stock Option Agreements under Rockwell's 1995
          Long-Term Incentives Plan for options granted between
          December 3, 1997 and August 31, 1998, filed as Exhibit
          10-b-3 to Rockwell's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), are
          incorporated herein by reference.
*10-b-11  Form of Stock Option Agreement under Rockwell's 1995
          Long-Term Incentives Plan for options granted on April 23,
          1998, filed as Exhibit 10-b-4 to Rockwell's Annual Report on
          Form 10-K for the year ended September 30, 1998 (File No.
          1-12383), is incorporated herein by reference.
*10-b-12  Form of Stock Option Agreement under Rockwell's 1995
          Long-Term Incentives Plan for options granted on August 31,
          1998, filed as Exhibit 10-b-5 to Rockwell's Annual Report on
          Form 10-K for the year ended September 30, 1998 (File No.
          1-12383), is incorporated herein by reference.
*10-b-13  Form of Stock Option Agreement under Rockwell's Directors
          Stock Plan, filed as Exhibit 10-d to Rockwell's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1996
          (File No. 1-1035), is incorporated herein by reference.

EXHIBITS                          DESCRIPTION
--------                          -----------
*10-b-14  Copy of resolution of the Board of Directors of Rockwell, adopted November 6, 1996, adjusting outstanding awards under
          Rockwell's (i) 1988 Long-Term Incentives Plan, (ii) 1995
          Long-Term Incentives Plan and (iii) Directors Stock Plan,
          filed as Exhibit 4-g-2 to Rockwell's Registration Statement on Form S-8 (Registration No. 333-17055), is incorporated
          herein by reference.
*10-b-15  Copy of resolution of the Board of Directors of Rockwell, adopted September 3, 1997, adjusting outstanding awards
          under Rockwell's (i) 1988 Long-Term Incentives Plan, (ii)
          1995 Long-Term Incentives Plan and (iii) Directors Stock
          Plan, filed as Exhibit 10-e-3 to Rockwell's Annual Report on
          Form 10-K for the year ended September 30, 1997 (File No.
          1-12383), is incorporated herein by reference.
*10-b-16  Copy of resolution of the Board of Directors of Rockwell, adopted December 2, 1998, assigning to the Company
          outstanding options to purchase shares of Company Common
          Stock, filed as Exhibit 4.f.4 to the Company's Registration
          Statement on Form S-3 (Registration No. 333-70085), is
          incorporated herein by reference.
*10-b-17  Copy of resolution of the Board of Directors of the Company, adopted November 30, 1998, assuming outstanding options to purchase shares of Company Common Stock, filed as Exhibit
          4.f.5 to the Company's Registration Statement on Form S-3
          (Registration No. 333-70085), is incorporated herein by
          reference.
*10-c-1   Conexant Systems, Inc. 1999 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company's Registration Statement on
          Form 10 (File No. 000-24923), is incorporated herein by
          reference.
*10-c-2   Copy of resolution of the Board of Directors of the Company, adopted April 20, 1999, amending the Company's 1999
          Long-Term Incentives Plan.
*10-c-3   Form of Stock Option Agreement under the Company's 1999
          Long-Term Incentives Plan, filed as Exhibit 10.1 to the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended March 31, 1999, is incorporated herein by reference.
*10-c-4   Form of Restricted Stock Agreement (Performance Vesting)
          under the Company's 1999 Long-Term Incentives Plan, filed as
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 1999, is incorporated herein by reference.
*10-c-5   Form of Restricted Stock Agreement (Time Vesting) under the
          Company's 1999 Long-Term Incentives Plan, filed as Exhibit
          10.3 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1999, is incorporated herein by
          reference.
*10-c-6   Copy of resolutions of the Board of Directors of the
          Company, adopted July 2, 1999, accelerating the vesting of certain outstanding restricted stock awards under the
          Company's 1999 Long-Term Incentives Plan to October 1, 1999,
          subject to the satisfaction of certain conditions precedent.
*10-c-7   Copy of resolutions of the Board of Directors of the
          Company, adopted September 8, 1999, approving the repurchase by the Company of shares of Common Stock from certain
          executives and employees of the Company or loans to such
          executives or employees, in each case, in an amount
          sufficient to pay the required withholding tax in connection with the acceleration of the vesting of certain outstanding restricted stock awards under the Company's 1999 Long-Term
          Incentives Plan.
*10-c-8   Copy of resolution of the Special Committee of the Board of
          Directors of the Company, adopted September 22, 1999,
          determining that the conditions precedent to the
          acceleration of the vesting of certain outstanding
          restricted stock awards under the Company's 1999 Long-Term
          Incentives Plan have been satisfied.
*10-c-9   Copy of resolution of the Board of Directors of the Company, adopted September 13, 1999, approving a stock dividend at
          the rate of one additional share of common stock for each
          share of common stock issued and outstanding (or held in the treasury of the Company) payable to shareowners of record at the close of business on September 24, 1999 (the "Record
          Date") and to be distributed on October 29, 1999.

EXHIBITS                          DESCRIPTION
--------                          -----------
*10-d-1   Conexant Systems, Inc. Retirement Savings Plan, filed as
          Exhibit 4.5 to the Company's Registration Statement on Form
          S-8 (Registration No. 333-68755), is incorporated herein by reference.
*10-e-1   Copy of resolutions of the Board of Directors of the
          Company, adopted August 13, 1999 amending, among other
          things, the Company's 1999 Long-Term Incentives Plan and the
          Company's Retirement Savings Plan.
*10-f-1   Conexant Systems, Inc. Directors Stock Plan, filed as
          Exhibit 10.2 to the Company's Registration Statement on Form
          10 (File No. 000-24923), is incorporated herein by
          reference.
*10-g-1   Employment Agreement dated December 15, 1998 between the
          Company and B.S. Iyer, filed as Exhibit 10.5 to the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended December 31, 1998, is incorporated herein by
          reference.
*10-g-2   Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10-g-1 hereto entered into by the Company with M.M. Beguwala, L.C.
          Brewster, A.C. D'Augustine, T.L. Ellis, R.Y. Halim, D.E.
          O'Reilly, A. Rangan, F.M. Rhodes, J.P. Spoto, T.A. Stites,
          K.V. Strong and W.C. Tipton, filed as Exhibit 10.6 to the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended December 31, 1998, is incorporated herein by
          reference.
*10-g-3   Employment Agreement dated December 15, 1998 between the
          Company and D.W. Decker, filed as Exhibit 10.7 to the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended December 31, 1998, is incorporated herein by
          reference.
 10-h-1   Distribution Agreement dated as of December 31, 1998 by and between the Company and Rockwell International Corporation, filed as Exhibit 2.1 to the Company's Current Report on Form
          8-K dated January 12, 1999, is incorporated herein by
          reference.
 10-i-1   Amended and Restated Employee Matters Agreement dated as of
          December 31, 1998 by and between the Company and Rockwell
          International Corporation, filed as Exhibit 2.2 to the
          Company's Current Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.
 10-j-1   Tax Allocation Agreement dated as of December 31, 1998 by
          and between the Company and Rockwell International
          Corporation, filed as Exhibit 2.3 to the Company's Current
          Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.
 12       Computation of Ratios.
 21       List of Subsidiaries of the Company.
 23       Independent Auditors' Consent.
 24       Power of Attorney authorizing certain persons to sign this
          Annual Report on Form 10-K on behalf of certain directors
          and officers of the Company.
 27       Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K. The Company filed a current report on Form 8-K dated September 13, 1999, in respect of the Company's press release reporting the declaration on September 13, 1999 of a two-for-one stock split in the form of a stock dividend at the rate of one additional share of Common Stock for each share of Common Stock issued and outstanding, payable on October 29, 1999 to shareowners of record at the close of business on September 24, 1999. (Items 5 and 7(c)).

     (c) EXHIBITS

     See subsection (a) (3) above.

     (d) FINANCIAL STATEMENT SCHEDULES

     See subsection (a) (1) and (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 6th day of December, 1999.

                                          CONEXANT SYSTEMS, INC.

                                          By:     /s/ DWIGHT W. DECKER
                                            ------------------------------------
                                                     Dwight W. Decker,
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 6th day of December, 1999 by the following persons on behalf of the Registrant and in the capacities indicated:

                SIGNATURE                                            TITLE
                ---------                                            -----
          /s/  DWIGHT W. DECKER                       Chief Executive Officer and Chairman
------------------------------------------                 of the Board of Directors
              Dwight W. Decker                           (Principal Executive Officer)

          BALAKRISHNAN S. IYER*                         Senior Vice President and Chief
------------------------------------------                     Financial Officer
           Balakrishnan S. Iyer                          (Principal Financial Officer)

            STEVEN M. THOMSON*                           Vice President and Controller
------------------------------------------               (Principal Accounting Officer)
            Steven M. Thomson

            F. CRAIG FARRILL*                                       Director
------------------------------------------
             F. Craig Farrill

             DONALD R. BEALL*                                       Director
------------------------------------------
             Donald R. Beall

             JERRE L. STEAD*                                        Director
------------------------------------------
              Jerre L. Stead

           RICHARD M. BRESSLER*                                     Director
------------------------------------------
           Richard M. Bressler

*By:    /s/  DWIGHT W. DECKER
     -------------------------------
     Dwight W. Decker,
     Attorney-in-Fact**

**By authority of the power of
  attorney filed as Exhibit 24
  hereto.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                              NET CHARGE
                                                BALANCE AT    (CREDIT) TO                  BALANCE AT
                                                BEGINNING      COSTS AND                     END OF
                 DESCRIPTION                     OF YEAR       EXPENSES      DEDUCTIONS       YEAR
                 -----------                    ----------    -----------    ----------    ----------
Year ended September 30, 1999
Allowance for doubtful accounts...............   $  8,975       $ 3,745      $ 3,062(a)     $  9,658
  Allowance for excess and obsolete
     inventory................................   $105,708       $10,067      $51,193(b)     $ 64,582
Year ended September 30, 1998
  Allowance for doubtful accounts.............   $ 10,102       $ 2,408      $ 3,535(a)     $  8,975
  Allowance for excess and obsolete
     inventory................................   $ 65,553       $67,069      $26,914(b)     $105,708
Year ended September 30, 1997
  Allowance for doubtful accounts.............   $ 25,346       $(8,792)     $ 6,452(a)     $ 10,102
  Allowance for excess and obsolete
     inventory................................   $ 87,763       $(2,402)     $19,808(b)     $ 65,553

---------------
(a) Primarily uncollectible accounts receivable written off during the year.

(b) Inventory disposed of during the year.

                                 EXHIBIT INDEX

 10-a-3   Second Amendment to Loan Documents dated as of September 17,
          1999 among the Company, certain of its subsidiaries, the
          Lenders and the Issuing Banks thereunder, and Credit Suisse
          First Boston, as administrative agent.
 10-a-4   Third Amendment to Loan Documents dated as of October 20,
          1999 among the Company, certain of its subsidiaries, the
          Lenders and the Issuing Banks thereunder, and Credit Suisse
          First Boston, as administrative agent.
*10-b-2   Copy of resolution of the Board of Directors of the Company, adopted March 1, 1999, amending the Company's 1998 Stock
          Option Plan.
*10-c-2   Copy of resolution of the Board of Directors of the Company, adopted April 20, 1999, amending the Company's 1999
          Long-Term Incentives Plan.
*10-c-6   Copy of resolutions of the Board of Directors of the
          Company, adopted July 2, 1999, accelerating the vesting of certain outstanding restricted stock awards under the
          Company's 1999 Long-Term Incentives Plan to October 1, 1999,
          subject to the satisfaction of certain conditions precedent.
*10-c-7   Copy of resolutions of the Board of Directors of the
          Company, adopted September 8, 1999, approving the repurchase by the Company of shares of Common Stock from certain
          executives and employees of the Company or loans to such
          executives or employees, in each case, in an amount
          sufficient to pay the required withholding tax in connection with the acceleration of the vesting of certain outstanding restricted stock awards under the Company's 1999 Long-Term
          Incentives Plan.
*10-c-8   Copy of resolution of the Special Committee of the Board of
          Directors of the Company, adopted September 22, 1999,
          determining that the conditions precedent to the
          acceleration of the vesting of certain outstanding
          restricted stock awards under the Company's 1999 Long-Term
          Incentives Plan have been satisfied.
*10-c-9   Copy of resolution of the Board of Directors of the Company, adopted September 13, 1999, approving a stock dividend at
          the rate of one additional share of common stock for each
          share of common stock issued and outstanding (or held in the treasury of the Company) payable to shareowners of record at the close of business on September 24, 1999 (the "Record
          Date") and to be distributed on October 29, 1999.
*10-e-1   Copy of resolutions of the Board of Directors of the
          Company, adopted September 13, 1999 amending, among other
          things, the Company's 1999 Long-Term Incentives Plan and the
          Company's Retirement Savings Plan.
 12       Computation of Ratios.
 21       List of Subsidiaries of the Company.
 23       Independent Auditors' Consent.
 24       Power of Attorney authorizing certain persons to sign this
          Annual Report on Form 10-K on behalf of certain directors
          and officers of the Company.
 27       Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement.