Form 10-Q
period 1999-12-31
CONEXANT SYSTEMS INC
filed 2000-02-11
CIK 1069353

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 000-24923


                             CONEXANT SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                       25-1799439
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


                               4311 JAMBOREE ROAD
                      NEWPORT BEACH, CALIFORNIA 92660-3095
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (949) 483-4600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Registrant's number of shares of common stock outstanding as of February 4, 2000 was 202,571,118.

================================================================================

                             CONEXANT SYSTEMS, INC.

                                      INDEX

                                                                                PAGE
                                                                                ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited):

            Consolidated Condensed Balance Sheets -- December 31, 1999 and
              September 30, 1999                                                  3

            Consolidated Condensed Statements of Operations -- Three Months
              Ended December 31, 1999 and 1998                                    4

            Consolidated Condensed Statements of Cash Flows -- Three Months
              Ended December 31, 1999 and 1998                                    5

            Notes to Consolidated Condensed Financial Statements                  6

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                              11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk           14

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                    15

Item 2.     Changes in Securities                                                16

Item 5.     Other Information                                                    16

Item 6.     Exhibits and Reports on Form 8-K                                     17

            Signatures                                                           18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             CONEXANT SYSTEMS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (unaudited, in thousands, except per share amounts)

                                                                    DECEMBER 31,       SEPTEMBER 30,
                                                                       1999                1999
                                                                    -----------        ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                         $   277,516        $   398,516
  Receivables, net of allowances of $6,545 and
    $9,658 at December 31 and September 30, 1999                        286,508            238,940
  Inventories, net                                                      222,712            224,477
  Deferred income taxes                                                  81,860             81,860
  Other current assets                                                   63,866             35,381
                                                                    -----------        -----------
          Total current assets                                          932,462            979,174

Property, plant and equipment, net                                      759,166            723,013
Intangible assets, net                                                   51,437             47,824
Other assets                                                            244,479             91,939
                                                                    -----------        -----------
          Total assets                                              $ 1,987,544        $ 1,841,950
                                                                    ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $   224,509        $   265,151
  Deferred revenue on shipments to distributors                          29,170             21,027
  Accrued compensation and benefits                                      70,808             48,530
  Other current liabilities                                              30,176             40,013
                                                                    -----------        -----------
          Total current liabilities                                     354,663            374,721

Convertible subordinated notes                                          350,000            350,000
Other long-term liabilities                                              99,371             82,076
                                                                    -----------        -----------
          Total liabilities                                             804,034            806,797
                                                                    -----------        -----------

Commitments and contingencies                                                --                 --

Shareholders' equity:
  Preferred and junior preferred stock (no par value, 25,000
     shares authorized, no shares issued or outstanding)                     --                 --
  Common stock ($1.00 par value, 500,000 shares authorized;
     198,118 and 196,387 outstanding at December 31
     and September 30, 1999, respectively)                              198,128            196,387
  Additional paid-in capital                                            836,820            769,563
  Retained earnings                                                     121,883             70,052
  Accumulated other comprehensive income                                 29,468                149
  Treasury stock, at cost                                                  (528)                --
  Unearned compensation                                                  (2,261)              (998)
                                                                    -----------        -----------
          Total shareholders' equity                                  1,183,510          1,035,153
                                                                    -----------        -----------
          Total liabilities and shareholders' equity                $ 1,987,544        $ 1,841,950
                                                                    ===========        ===========

            See notes to consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                      -------------------------
                                                        1999             1998
                                                      ---------       ---------
Net revenues                                          $ 509,963       $ 294,678
Cost of goods sold                                      277,446         216,754
                                                      ---------       ---------

Gross margin                                            232,517          77,924

Operating expenses:
  Research and development                               88,477          71,109
  Selling, general and administrative                    68,168          64,016
  Amortization of intangibles                             2,405           2,064
  Special charges -- Rockwell retained assets                --          20,000
  Special charges -- other                                   --          17,906
                                                      ---------       ---------
          Total operating expenses                      159,050         175,095
                                                      ---------       ---------

Operating income (loss)                                  73,467         (97,171)

Other income, net                                           578            (143)
                                                      ---------       ---------
Income (loss) before provision
  (benefit) for income taxes                             74,045         (97,314)

Provision (benefit) for income taxes                     22,214         (40,191)
                                                      ---------       ---------

Net income (loss)                                     $  51,831       $ (57,123)
                                                      =========       =========

Net income per share:
  Basic                                               $    0.26
                                                      =========
  Diluted                                             $    0.24
                                                      =========

Number of shares used in per share computation:
  Basic                                                 196,715
                                                      =========
  Diluted                                               228,974
                                                      =========


            See notes to consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                    THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                --------------------------
                                                                   1999             1998
                                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $  51,831        $ (57,123)

Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and amortization                                    46,762           51,764
  Deferred income taxes                                                --           11,564
  Amortization of deferred compensation--restricted stock             449               --
  Special charges -- Rockwell retained assets                          --           20,000
  Special charges -- other                                             --           17,906
  Changes in assets and liabilities:
     Receivables                                                  (47,568)          30,606
     Inventories                                                    1,765           58,876
     Accounts payable                                             (40,642)         (58,048)
     Accrued expenses and other current liabilities                30,535           16,771
     Other                                                         16,692          (35,310)
                                                                ---------        ---------

  Net cash provided by operating activities                        59,824           57,006
                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                              (84,656)         (14,845)
Investments in and advances to businesses                        (105,498)              --
                                                                ---------        ---------

  Net cash used in investing activities                          (190,154)         (14,845)
                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt                                                       --             (725)
Net transfers to Rockwell                                              --          (42,154)
Proceeds from exercise of stock options                             9,330               --
                                                                ---------        ---------

  Net cash provided by (used in) financing activities               9,330          (42,879)
                                                                ---------        ---------

Net decrease in cash and cash equivalents                        (121,000)            (718)

Cash and cash equivalents at beginning of period                  398,516           14,000
                                                                ---------        ---------

Cash and cash equivalents at end of period                      $ 277,516        $  13,282
                                                                =========        =========

            See notes to consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

On December 31, 1998, Conexant Systems, Inc. (formerly named Rockwell Semiconductor Systems, Inc.) (the "Company" or "Conexant"), became an independent, separately traded, publicly-held company when Rockwell International Corporation ("Rockwell") spun off its semiconductor systems business ("Semiconductor Systems") by means of a distribution (the "Distribution") of all the outstanding shares of common stock of the Company to the shareholders of Rockwell in a tax-free spin-off. In the Distribution, each Rockwell shareholder of record on December 11, 1998 received one share of Conexant common stock, along with an associated preferred share purchase right, for every two shares of Rockwell common stock (prior to the effect of Conexant's October 1999 stock split).

The unaudited consolidated condensed financial statements through the date of the Distribution present the historical financial position, results of operations, and cash flows of Semiconductor Systems, as it was spun off, and exclude the assets, liabilities, and results of operations of non-semiconductor businesses retained by Rockwell. The financial statements prior to the Distribution are not necessarily indicative of what the financial position, results of operations, or cash flows would have been had Conexant been an independent public company during such periods. Financial data included in the accompanying unaudited consolidated condensed financial statements for periods subsequent to the Distribution have been prepared on a basis that reflects the historical assets, liabilities, and operations of the business contributed to Conexant by Rockwell.

Prior to the Distribution, Rockwell provided certain management services that were allocated based on sales in proportion to total Rockwell sales. Rockwell continues to provide certain services to the Company (primarily research and development activities) under the terms of a transition agreement. Costs for these services and programs are billed to Conexant based on actual usage and are included in Conexant's unaudited consolidated condensed statements of operations. Management believes that the methods of billing these costs are reasonable and that the costs charged to Conexant are approximately those which would have been incurred on a stand-alone basis.

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the special charges recorded in the first quarter of 1999 (see Note 2), necessary to present fairly the financial position, results of operations, and cash flows of Conexant. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

FISCAL PERIODS

For presentation purposes, references made to the quarter ended December 31, 1998 relate to the actual fiscal 1999 first quarter ended January 1, 1999, as previously reported.

STOCK SPLIT

Common share and per common share amounts for all periods presented have been restated to reflect the two-for-one stock split (in the form of a dividend) effected on October 29, 1999 for shareholders of record as of September 24, 1999.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current period presentation.

RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. When adopted, SFAS 133 will require the Company to record all derivatives as an asset or liability in the balance sheet, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will generally be immediately recognized in earnings. Implementation of SFAS 133 is required as of the beginning of fiscal year 2001 and is not expected to have a material effect on the Company's financial position or results of operations.

2.  SPECIAL CHARGES

ROCKWELL RETAINED ASSETS: Prior to the Distribution, the Company distributed its wafer fabrication facilities in Colorado Springs, Colorado (and the related tax benefit) to Rockwell. The transition agreement with Rockwell provided for the lease of the Colorado Springs facilities by Conexant through April 30, 1999, pursuant to a triple-net lease under which Conexant paid all costs of the facilities. In the first fiscal quarter of 1999, Conexant recorded a special charge for an additional asset impairment of $20 million for the Colorado Springs wafer fabrication facilities as a result of Rockwell's decision to further write-down the facilities, which were retained by Rockwell as part of the spin-off. This non-cash charge was required to be reported in the Company's last fiscal quarter as a subsidiary of Rockwell.

OTHER: In the fourth fiscal quarter of 1998, Conexant restructured its business and recorded special charges of $147 million. In the first fiscal quarter of 1999, Conexant recorded additional special charges of $18 million. The additional charges include $17 million relating to the Voluntary Early Retirement Program (VERP) and $1 million relating to decommissioning equipment, activities at foreign subsidiaries, and contract cancellations at the Colorado Springs wafer fabrication facilities. The restructuring actions are substantially complete.

3.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended December 31, 1999 and 1998 is as follows:


                                                     THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                  ------------------------
                                                    1999            1998
                                                  --------        --------
Net income (loss)                                 $ 51,831        $(57,123)

Other comprehensive income:
  Foreign currency translation adjustments           2,207          (3,845)
  Unrealized gains on marketable securities         43,856           1,726
  Income taxes                                     (16,744)             --
                                                  --------        --------
    Other comprehensive income (loss)               29,319          (2,119)
                                                  --------        --------

Comprehensive income (loss)                       $ 81,150        $(59,242)
                                                  ========        ========

Accumulated other comprehensive income consists of the following:

                                                          AS OF
                                               ----------------------------
                                               DECEMBER 31,   SEPTEMBER 30,
                                                  1999            1999
                                               -----------    -------------
Unrealized gains on marketable securities       $ 43,856        $     --
Foreign currency translation adjustments           2,356             149
Income taxes                                     (16,744)             --
                                                --------        --------
Accumulated other comprehensive income          $ 29,468        $    149
                                                ========        ========

4.  NET INCOME (LOSS) PER SHARE

Prior to the December 31, 1998 spin-off of Conexant from Rockwell, Conexant was not an independent company. Consequently, for periods prior to the spin-off, net income (loss) per share is not presented and pro forma net loss per share (computed as if the spin-off had occurred on October 1, 1998) is shown below. The number of pro forma weighted average shares outstanding used in the computation of pro forma net loss per share for the quarter ended December 31, 1998 was based upon the weighted average number of Rockwell shares and share equivalents outstanding during the period, adjusted for the distribution ratio of one share of the Company's common stock for every two shares of Rockwell common stock and for the effect of Conexant's October 1999 two-for-one stock split. These pro forma results are not indicative of future results.

Pro forma basic and diluted loss per share for the quarter ended December 31, 1998 is as follows (in thousands, except per share data):

                                                     THREE MONTHS ENDED
                                                     DECEMBER 31, 1998
                                                     -----------------
Net loss                                                 $(57,123)
Pro forma basic and diluted net loss per share           $  (0.30)
Pro forma basic and diluted weighted average
   common shares outstanding                              189,870


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                        THREE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                    -------------------------
                                                                                    PRO FORMA
                                                                       1999            1998
                                                                    ---------       ---------
Income:
Net income (loss) available to common shareholders - basic          $  51,831       $ (57,123)
Interest expense on convertible subordinated notes,
  net of tax                                                            2,299              --
                                                                    ---------       ---------
Net income (loss) available to common shareholders - diluted        $  54,130       $ (57,123)
                                                                    =========       =========

Shares:
Weighted-average shares outstanding - basic                           196,715         189,870

Effect of dilutive securities:
  Stock options                                                        16,791              --
  Restricted stock                                                        315              --
  Convertible subordinated notes                                       15,153              --
                                                                    ---------       ---------

Weighted-average shares outstanding - diluted                         228,974         189,870
                                                                    =========       =========

Net income (loss) per share:
  Basic                                                             $    0.26       $   (0.30)
                                                                    =========       =========

  Diluted                                                           $    0.24       $   (0.30)
                                                                    =========       =========

The effect of common share equivalents outstanding for the three months ended December 31, 1998 was not included in the computation of pro forma diluted loss per share as their effect was antidilutive.


5.  INVENTORIES

Inventories, net consist of the following (in thousands):

                                                 DECEMBER 31,     SEPTEMBER 30,
                                                     1999             1999
                                                 ------------     -------------
Raw materials, parts, and supplies                $ 35,362          $ 29,998
Work-in-process                                    137,131           160,781
Finished goods                                      50,219            33,698
                                                  --------          --------
Inventories, net                                  $222,712          $224,477
                                                  ========          ========



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

7.  ACQUISITIONS

In November 1999, Conexant acquired Istari Design Inc. ("Istari"), a provider of consulting and contract engineering services for communication systems design and implementation. The Company intends for Istari to be integrated with its product development organizations. Aggregate consideration for the acquisition was $6.0 million, paid in the form of $0.4 million cash and 100,506 shares of Conexant common stock. The transaction was recorded under the purchase method of accounting.

In December 1999, Conexant entered into an agreement to acquire Maker Communications, Inc. ("Maker"), a fabless semiconductor company that develops and markets high-performance programmable network processors, software solutions, and development tools. Under the agreement, Conexant will issue 0.66 of a share of Conexant common stock in exchange for each share of Maker common stock. The transaction is subject to customary regulatory approvals and the approval of Maker's shareholders and, although there can be no assurance, is expected to be completed during the quarter ending March 31, 2000. Holders of approximately 35% of Maker's outstanding common stock have executed agreements to vote their shares in favor of the transaction. The total value of the consideration for the acquisition of Maker is approximately $957.1 million, based on the closing price of Conexant common stock on December 17, 1999 of $69.625. The acquisition of Maker will be recorded under the purchase method of accounting.

In October 1999, Conexant entered into a $150 million strategic agreement with a vendor under which Conexant will receive foundry capacity to support its future growth. As part of the agreement, Conexant advanced $75 million to the vendor and will advance an additional $75 million to the vendor in fiscal 2001.

8.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest, net of amounts capitalized, for the three months ended December 31, 1999 was $6.4 million. Cash paid for income taxes for the three months ended December 31, 1999 was approximately $9.5 million. For the three months ended December 31, 1998, all interest and income tax payments were made by Rockwell.

Significant noncash transactions during the three months ended December 31, 1999 include income tax benefits of approximately $52.7 million resulting from employee stock transactions which were credited to additional capital. During the three months ended

December 31, 1998, Conexant transferred its wafer fabrication facilities in Colorado Springs, Colorado (and the related tax benefit) with a book value of approximately $59 million to Rockwell as well as certain other tax benefits of $25 million related to a litigation matter.


9.  SUBSEQUENT EVENTS

ACQUISITIONS

In January 2000, Conexant acquired Microcosm Communications Limited ("Microcosm"), a technology leader in the field of high-speed integrated circuits for fiber optic communications located in Bristol, England. The purchase price was approximately $129 million, subject to a holdback of approximately $18 million to pay contingent indemnification obligations. The closing payment was made by delivery of 1,523,430 shares of common stock to the shareholders of Microcosm and 94,078 stock options to the option holders of Microcosm. Certain shareholders and option holders of Microcosm could receive additional consideration of up to approximately $52 million, payable in the form of shares of common stock and stock options, if certain performance and technology goals are achieved.

Also in January 2000, Conexant acquired the wireless broadband business unit of Oak Technology, Inc. located in Bristol, England through the acquisition of all outstanding ordinary shares of its wholly-owned subsidiary, Oak Technology Ltd. and certain assets related to that business. The purchase price was approximately $25 million, paid in a combination of 293,794 shares of Conexant common stock and $5 million in cash.

In connection with these acquisitions, Conexant granted the sellers certain registration rights. The acquisitions of Microcosm and the wireless broadband business unit of Oak Technology, Inc. will each be recorded under the purchase method of accounting.

CONVERTIBLE SUBORDINATED NOTES

In February 2000, Conexant completed a private offering of $650 million principal amount of its 4% Convertible Subordinated Notes due 2007 for net proceeds (after costs of issuance) of approximately $632 million. The notes are general unsecured obligations of Conexant and interest on the notes is payable in arrears semiannually on each February 1 and August 1. The notes are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $108 per share, subject to certain adjustments. The notes may be redeemed, at Conexant's option, on or after February 6, 2003 at a declining premium to par.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

        The results of operations for the periods prior to the January 1, 1999 spin-off from Rockwell reflect the Company's operations as a subsidiary of Rockwell. The results of operations subsequent to that date reflect the Company's operations as a stand-alone entity. The results of operations for periods when the Company was a subsidiary of Rockwell may not be indicative of the results of operations of the Company had it been a stand-alone entity during such periods.

RESULTS OF OPERATIONS

        The following table summarizes the net revenues of the Company's five product platforms (dollars in thousands):

                                       THREE MONTHS ENDED DECEMBER 31,
                                  -----------------------------------------
                                        1999                    1998
                                  -----------------      ------------------
Personal Computing                $190,096      38%      $152,277       52%
Network Access                     118,547      23         41,727       14
Wireless Communications            103,018      20         45,214       15
Digital Infotainment                67,126      13         39,444       13
Personal Imaging                    31,176       6         16,016        6
                                  ---------    ---       --------      ---
          Totals                  $509,963     100%      $294,678      100%
                                  ========     ===       ========      ===

        NET REVENUES: Net revenues of $510.0 million for the first quarter of fiscal 2000, compared to $294.7 million for the first quarter of fiscal 1999, included revenue growth in each of the Company's product platforms. The "expansion platform" products (all products excluding the Personal Computing products) continue to be the Company's fastest-growing products.

        Net revenues for Personal Computing increased by 25% for the first quarter of fiscal 2000 over the first quarter of fiscal 1999. The increase principally reflects increasing unit volume in PC-based dial-up modems, led by the Company's V.90 software modem, partially offset by lower average selling prices and the ongoing shift toward lower priced products.

        Net revenues for the Network Access product platform increased 184% for the first quarter of fiscal 2000 over the first quarter of fiscal 1999 as demand continued to be fueled by the ongoing global upgrading of the Internet infrastructure. Shipments of the AnyPort multi-service access product family had significant growth as networking original equipment manufacturers continued their deployment of IP gateways. Revenue growth among the Company's broadband access portfolio, including symmetrical and asymmetrical digital subscriber line products, resulted from continued strong demand from a broad customer base of DSL access multiplexer and customer premise equipment manufacturers. Finally, the Company's WAN transport portfolio had significant growth as the result of the strong demand in the T/E framers, ATM, and SONET product portfolios.

        Within the Wireless Communications platform, net revenues increased 128% for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Demand for digital cellular handsets remains strong worldwide. There was continued growth in shipments of power amplifiers and radio frequency subsystems used in both CDMA and GSM digital cellular handsets, along with substantial growth in DSS chipsets for digital cordless telephone applications.

        For our Digital Infotainment platform, net revenues increased 70% for the first quarter of fiscal 2000 over the first quarter of fiscal 1999. The revenue growth reflects solid demand for PCI and side-port video decoders (for "TV in the PC" applications), satellite set-top box tuners and demodulators, and back-channel telephony solutions.

        Net revenues for Personal Imaging increased 95% for first quarter of fiscal 2000 over the first quarter of fiscal 1999. The increase was mainly due to record unit shipments of fax modems and facsimile engines to leading office equipment OEMs and increased penetration of the expanding multifunction peripheral market. In addition, revenues for the first quarter of fiscal 1999 were affected by the economic recession in the Asia-Pacific markets during that period.

        GROSS MARGIN: Gross margin was $232.5 million (46% of net revenues) for the first quarter of fiscal 2000, compared to $77.9 million (26% of net revenues) for the similar period in fiscal 1999. The gross margins achieved in the first quarter of fiscal 2000 reflect better product mix, and higher factory utilization at our wafer fabrication facilities. In addition, gross margin for the first quarter of fiscal 1999 was adversely affected by unusually high inventory costs which resulted from low manufacturing capacity utilization during the preceding four months.

        RESEARCH AND DEVELOPMENT: Research and development expenses were $88.5 million for the first quarter of fiscal 2000, compared to $71.1 million for the first quarter of fiscal 1999. The first quarter of fiscal 1999 reflects certain cost-cutting actions taken in the fourth quarter of fiscal 1998, including headcount reductions, design center closures, and certain project cancellations. The increase in expenses for the fiscal 2000 first quarter reflects higher engineering headcount and related costs associated with the Company's refocused efforts to develop technology to expand its product portfolio.

        SELLING, GENERAL, AND ADMINISTRATIVE: Selling, general, and administrative expenses were $68.2 million (13% of sales) for the first quarter of fiscal 2000 compared to $64.0 million (22% of sales) for the first quarter of fiscal 1999. The change reflects the Company's increased investment in its sales and marketing organizations, partially offset by lower spending for advertising and purchased services. The Company also incurred higher compensation and related expenses in the fiscal 2000 first quarter, principally reflecting the development of corporate infrastructure to support Conexant's recent and anticipated future growth.

        SPECIAL CHARGES - ROCKWELL RETAINED ASSETS: In the first quarter of fiscal 1999, Conexant recorded a special charge for an additional asset impairment of $20 million for the Colorado Springs wafer fabrication facilities as a result of Rockwell's decision to further write-down the facilities, which were retained by Rockwell as part of the spin-off. This non-cash charge was required to be reported in the Company's last fiscal quarter as a subsidiary of Rockwell.

        SPECIAL CHARGES - OTHER: In the first fiscal quarter of 1999, Conexant recorded additional special charges of approximately $18 million. The additional charges include approximately $17 million relating to a voluntary early retirement program and $1 million relating to decommissioning equipment, activities at foreign subsidiaries, and contract cancellations at the Colorado Springs wafer fabrication facilities.

        OTHER INCOME, NET: Other income, net was $0.6 million for the first quarter of fiscal 2000, compared to net expenses of $0.1 million for the similar period in fiscal 1999. Other income for the first quarter of fiscal 2000 reflects increased interest income resulting from higher invested cash balances, partially offset by the interest expense on the $350 million convertible notes.

        PROVISION (BENEFIT) FOR INCOME TAXES: The income tax provision for the first quarter of fiscal 2000 was $22.2 million (approximately 30% of pretax income). In the similar period of fiscal 1999, an income tax benefit of $40.2 million was recorded due to a loss from operations. The tax rate reflects the positive impact of various tax credits available to the Company, including state tax credits and federal research and experimentation tax credits. However, the Company's book effective tax rate will increase in the second quarter of fiscal 2000 as a result of nondeductible amortization of goodwill resulting from the recently completed acquisitions of Microcosm and the wireless broadband business unit of Oak Technology Inc., and from the pending acquisition of Maker Communications, Inc.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities was $59.8 million for the first quarter of fiscal 2000, compared to cash provided by operating activities of $57.0 million for the similar period in fiscal 1999. Operating cash flows reflect the Company's net income of $51.8 million and noncash charges of $47.2 million, offset by net working capital increases of approximately $39.2 million. The working capital increases include a $47.6 million increase in receivables principally due to increased sales and a $40.6 million decrease in accounts payable due to the timing of vendor payments. These amounts were partially offset by a $30.5 million increase in accrued expenses and other current liabilities, a $13.0 million reduction of prepaid expenses, and other working capital changes.

        Investing activities used $190.2 million of cash during the first quarter of fiscal 2000, compared to $14.8 million for the similar period in fiscal 1999. Capital expenditures totaled $84.7 million during the most recent period, as the Company increased its investment in new process technologies including its gallium arsenide wafer manufacturing facility in Newbury Park, California and the expansion of its assembly and test operations in Mexicali, Mexico. In addition, the Company made investments in, or advances to, businesses totaling $105.5 million, including a $75.0 million advance to a vendor and approximately $30.5 million of equity investments, principally in early-stage communications technology companies. The vendor advance was made pursuant to a multi-year wafer supply agreement under which the Company will receive foundry capacity to support future growth. Cash used in investing activities during the comparable period of the prior year for capital expenditures ($14.8 million) reflects the results of activities associated with its restructuring plan in anticipation of the spin-off from Rockwell.

        The Company's financing activities provided cash of $9.3 million during the first quarter of fiscal 2000, representing proceeds from the exercise of stock options. During the similar period of fiscal 1999, cash used in financing activities of $42.9 million was principally transfers of available cash balances to Rockwell.

        The Company's principal sources of liquidity are its existing cash reserves, cash generated from operations, and available borrowings under its $350 million secured credit facility. As of December 31, 1999, there were no borrowings outstanding under the credit facility. Cash and cash equivalents at December 31, 1999 totaled $277.5 million compared to $398.5 million at September 30, 1999. Working capital at December 31, 1999 totaled $577.8 million compared to $604.5 million at September 30, 1999.

        In addition, in February 2000 Conexant completed the sale of $650 million principal amount of its 4% Convertible Subordinated Notes due 2007 for net proceeds (after costs of issuance) of approximately $632 million. The notes are general unsecured obligations of Conexant and interest on the notes is payable in arrears semiannually on each February 1 and August 1. The notes are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $108 per share, subject to certain adjustments. The notes may be redeemed, at Conexant's option, on or after February 6, 2003 at a declining premium to par.

        The Company believes that its existing sources of liquidity, along with cash expected to be generated from future operations, will be sufficient to fund operations, research and development efforts, and anticipated capital expenditures and advances for the foreseeable future. However, the Company continues to evaluate acquisition opportunities to extend its technology portfolio and design expertise and expand its product offerings. In addition the Company's manufacturing operations are capital intensive, and the Company may need to increase its capital spending to obtain sufficient manufacturing capacity to support continued revenue growth. In order to complete any such acquisitions or increased capital expenditures, the Company may seek to obtain additional borrowings or issue additional shares of its common stock. There can be no assurance that such financing will be available on terms favorable to the Company, or at all.

RECENT ACQUISITIONS

        In December 1999, Conexant entered into an agreement to acquire Maker Communications, Inc., a fabless semiconductor company that develops and markets high-performance programmable network processors, software solutions, and development tools. Under the agreement, Conexant will issue 0.66 of a share of Conexant common stock in exchange for each share of Maker common stock. The total value of the consideration for the acquisition of Maker is approximately $957.1 million, based on the closing price of Conexant common stock on December 17, 1999 of $69.625. The transaction is subject to customary closing conditions, including regulatory approvals and the approval of Maker's shareholders. While no assurance can be given, the transaction is expected to be completed during the second quarter of fiscal 2000.

        The acquisitions will each be recorded under the purchase method of accounting. As a result of the acquisitions of Microcosm and the wireless broadband business unit of Oak Technology, Inc., and assuming completion of the acquisition of Maker, the Company expects to record additional goodwill and intangible assets of approximately $1.0 billion. In each of the five years following the acquisitions, we expect to record approximately $207 million of non-deductible amortization of intangible assets. In addition, upon completion of each of these acquisitions, the Company expects to record a non-recurring charge for the value of the purchased in-process research and development, the amounts of which have not been finally determined. The purchase price allocation for each of these acquisitions, including the amount of the charge for purchased in-process research and development, is preliminary and will be revised upon receipt of final valuation information. Such revisions to the purchase price allocation will also affect the amounts of amortization of intangible assets.

YEAR 2000 READINESS DISCLOSURE

        During the first week of calendar 2000, Conexant completed the transition from calendar 1999 to calendar 2000 with no significant reported impact on its operations. The Company continues to monitor its products, business systems, infrastructure, and manufacturing systems to ensure that latent defects do not manifest themselves over the next few months. However, there can be no assurance that Year 2000 issues will not have a material adverse impact on the Company, since the Company's evaluation process is not yet complete and it is early in the year 2000.

        In addition, the Company continues to monitor the impact of the Year 2000 on those suppliers and other third parties on whom the Company is dependent for key raw materials, components, products, or services. Based upon information currently available, the Company believes that its most reasonably likely worst case Year 2000 scenario would relate to a temporary disruption in the supply of key raw materials, components, products, or services resulting from problems with the systems and services of third parties, rather than with its internal systems or products. The Company continues to maintain critical supplier contingency plans, including alternate sourcing and stockpiling of materials, and these plans will be validated and modified as needed as the Company learns about disruptions, if any, caused by the Year 2000 date rollover.

        Conexant incurred total costs of approximately $6 million, including the cost of purchasing certain hardware and software, to complete its Year 2000 project. Approximately $5 million of this amount was for capital investments, with the remainder (primarily salary costs) charged to expense as incurred. Monitoring costs or other Year 2000 project costs past January 1, 2000 are not expected to be significant.

CAUTIONARY STATEMENT

        This Quarterly Report contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by the Company's and its customers' products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property; the successful implementation of the Company's diversification strategy; labor relations of the Company, its customers and suppliers; and the uncertainties of litigation, as well as other risks and uncertainties including those discussed in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 or detailed from time to time in the Company's Securities and Exchange Commission filings. Reference is made to the "Certain Business Risks" section on pages 10 to 20 of the Annual Report. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's financial instruments include cash and cash equivalents, marketable securities, and long-term debt. At December 31, 1999, the carrying values of the Company's cash and cash equivalents approximated their carrying value due to the short maturities of these instruments. The Company's long-term debt consists of convertible subordinated notes with interest at a fixed rate. Consequently, the Company does not have significant cash flow exposure on its long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of Conexant common stock.

        The Company's marketable securities consist of an equity investment in a semiconductor company, initially made for the promotion of business and strategic objectives, which are subject to equity price risk. Such securities are classified as available for sale and, as of December 31, 1999, unrealized gains of $27.1 million (net of related income taxes of $16.7 million) on these securities are included in other comprehensive income. The following table shows the fair values of the Company's investments and its long-term debt as of December 31, 1999 (in thousands):

                                                    Carrying Value   Fair Value
                                                    --------------   ----------
Cash and equivalents                                   $277,516      $  277,516
Marketable securities (including unrealized gains
  of $43.9 million)                                      59,234          59,234
Long-term debt                                          350,000       1,033,000

        The Company transacts business in various foreign currencies, and the Company has established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures (principally the Japanese yen). Under this program, the Company seeks to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate its overall risk of foreign transaction gains and losses. The Company does not enter into forward contracts for trading purposes. At December 31, 1999, the Company held foreign currency forward exchange contracts

(principally to sell Japanese yen at specified rates) having an aggregate notional amount of $49.8 million, at a notional weighted average exchange rate of approximately 102.1 yen to one dollar. The gains and losses relating to these forward contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. The net unrealized gain/loss on the forward contracts outstanding at December 31, 1999 was not material to the Company's consolidated financial statements. Based on the Company's overall currency rate exposure at December 31, 1999, a 10 percent change in currency rates would not have had a material effect on the financial position, results of operations or cash flows of the Company.

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

        On July 29, 1991, Shumpei Yamazaki filed suit against a Japanese subsidiary of Rockwell in the Tokyo District Court, Twenty-ninth Civil Division for patent infringement relating to Conexant's facsimile modem chipsets seeking 685 million yen (approximately $6.4 million based on the exchange rate on January 31, 2000) and court costs. In October 1998, the District Court rendered its decision dismissing the suit, from which decision Mr. Yamazaki appealed. On April 12, 1999, Mr. Yamazaki presented his position, as well as additional causes of action at the first portion of the appellate hearing. Conexant presented its position to the appellate court on June 16, 1999. The Court will hear arguments on Mr. Yamazaki's new causes of action in April 2000. Conexant believes it has meritorious defenses to these claims and is vigorously defending this action.

        On May 30, 1997, Klaus Holtz filed suit against Rockwell in the U.S. District Court for the Northern District of California for patent infringement relating to Conexant's modem products utilizing the V.42bis standard for data compression. On September 30, 1998, the Court barred any alleged damages arising before May 30, 1997. On December 17, 1998, the Court issued an order construing the claims of the patent. Conexant filed a motion for Summary Judgment of Non-Infringement on February 22, 1999. A hearing was held thereon on June 14, 1999. On October 25, 1999, the Company was notified that the Court found in favor of the Company and the case was dismissed. Holtz filed a notice of appeal to the court of appeals for the Federal circuit on November 18, 1999. Conexant believes it has meritorious defenses to these claims and is vigorously defending this action.

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

ITEM 2. CHANGES IN SECURITIES

        In November 1999, in connection with the Company's acquisition of Istari Design Inc., the Company issued 100,506 shares of its common stock pursuant to an exemption from registration. The holders of such shares have been granted certain registration rights.

        In January 2000, the Company issued shares of its common stock in connection with the acquisitions of Microcosm Communications Limited (1,523,430 shares) and the wireless broadband business unit of Oak Technology, Inc. (293,794 shares), in each case pursuant to an exemption from registration. The holders of such shares have been granted certain registration rights.

        Each outstanding share of common stock, par value $1 per share, of Conexant also evidences one preferred share purchase right. Each preferred share purchase right entitles the registered holder to purchase from Conexant one two-hundredth of a share of Series A Junior Participating Preferred Stock. Pursuant to the First Amendment to Rights Agreement dated as of December 9, 1999 between Conexant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, the Rights Agreement dated as of November 30, 1998 was amended to increase the exercise price of each preferred share purchase right to $300, subject to adjustment.

        In addition, the Rights Agreement was amended to provide that in connection with the issuance or sale of our common stock following the date the preferred share purchase rights are no longer attached to the common stock (the "Distribution Date") and prior to the earlier of (1) the date the preferred share purchase rights are redeemed and (2) the date the preferred share purchase rights expire, (a) Conexant will, with respect to common stock issued or sold pursuant to the exercise of stock options or under any employee plan or arrangement in existence prior to the Distribution Date, or upon the exercise, conversion or exchange of securities, notes or debentures (pursuant to the terms thereof) issued by Conexant and in existence prior to the Distribution Date, and
(b) Conexant may, in any other case, if deemed necessary or appropriate by the board of directors, issue certificates representing the appropriate number of preferred share purchase rights in connection with such issuance or sale. Conexant will not be obligated to issue any of these certificates if, and to the extent that, Conexant is advised by counsel that the issuance of those certificates would create a significant risk of material adverse tax consequences to Conexant or the person to whom such certificate would be issued or would create a significant risk that the stock options or employee plans or arrangements would fail to qualify for otherwise available special tax treatment. In addition, no certificate will be issued if, and to the extent that, appropriate adjustments otherwise have been made in lieu of the issuance thereof.

ITEM 5. OTHER INFORMATION

        In February 2000, Conexant completed the sale of $650 million principal amount (including $150 million principal amount sold pursuant to an option granted to the initial purchaser) of its 4% Convertible Subordinated Notes due 2007 for net proceeds (after costs of issuance) of approximately $632 million. The press release announcing this transaction is filed as Exhibit 99.1 hereto.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

  2.1 Agreement and Plan of Merger, dated as of December 18, 1999, among Conexant Systems, Inc., Merlot Acquisition Corp. and Maker Communications, Inc., filed as Exhibit 2.01 to the Company's Registration Statement on Form S-4 (Registration No. 333-96033), incorporated herein by reference.

  2.2 Stock Purchase Agreement, dated as of January 6, 2000, by and among Conexant Systems, Inc. and the shareholders and option holders of Microcosm Communications Limited.

  4.1 First Amendment to Rights Agreement, dated as of December 9, 1999, between Conexant Systems, Inc. and ChaseMellon Shareholder Services, L.L.C., as rights agent.

  4.2 Indenture, dated as of February 1, 2000, between the Company and Bank One Trust Company, National Association, as trustee, including the form of the Company's 4% Convertible Subordinated Notes Due February 1, 2007 attached as Exhibit A thereto, filed as Exhibit 4.04 to the Company's Registration Statement on Form S-4 (Registration No. 333-96033), incorporated herein by reference.

 10.1 Fourth Amendment to Loan Documents, dated as of November 23, 1999 among Conexant Systems, Inc., certain of its subsidiaries, the Lenders and the Issuing Banks thereunder, and Credit Suisse First Boston, as administrative agent.

 12     Statement re: computation of ratios.

 27     Financial Data Schedule.

 99.1 Press release dated January 28, 2000, relating to offering of $500 million convertible subordinated notes.

(b) Reports on Form 8-K

        Report on Form 8-K dated January 4, 2000, as amended January 11, 2000, reporting the Company's agreement to acquire Maker Communications, Inc.

        The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CONEXANT SYSTEMS, INC.
                                           (Registrant)

Date: February 11, 2000                    By /s/ Balakrishnan S. Iyer
                                              ----------------------------------
                                              Balakrishnan S. Iyer
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (principal financial officer)

Date: February 11, 2000                    By /s/ Steven M. Thomson
                                              ----------------------------------
                                              Steven M. Thomson
                                              Vice President and Controller
                                              (principal accounting officer)

Date: February 11, 2000                    By /s/ Dennis E. O'Reilly
                                              ----------------------------------
                                              Dennis E. O'Reilly
                                              Senior Vice President,
                                              General Counsel and Secretary

                                  EXHIBIT INDEX


  2.2 Stock Purchase Agreement, dated as of January 6, 2000, by and among Conexant Systems, Inc. and the shareholders and option holders of Microcosm Communications Limited.

  4.1 First Amendment to Rights Agreement, dated as of December 9, 1999, between Conexant Systems, Inc. and ChaseMellon Shareholder Services, L.L.C., as rights agent.

 10.1 Fourth Amendment to Loan Documents, dated as of November 23, 1999 among Conexant Systems, Inc., certain of its subsidiaries, the Lenders and the Issuing Banks thereunder, and Credit Suisse First Boston, as administrative agent.

 12     Statement re: computation of ratios.

 27     Financial Data Schedule.

 99.1 Press release dated January 28, 2000, relating to offering of $500 million convertible subordinated notes.