Form 10-Q
period 2000-03-31
CONEXANT SYSTEMS INC
filed 2000-05-08
CIK 1069353

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 000-24923



                             CONEXANT SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             DELAWARE                                    25-1799439
     (State of incorporation)               (I.R.S. Employer Identification No.)


                               4311 JAMBOREE ROAD
                      NEWPORT BEACH, CALIFORNIA       92660-3095
             (Address of principal executive offices) (Zip code)


                                 (949) 483-4600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]


Registrant's number of shares of common stock outstanding as of April 28, 2000 was 217,327,032.

================================================================================

                             CONEXANT SYSTEMS, INC.

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Consolidated Condensed Balance Sheets -- March 31, 2000 and September 30, 1999           3

         Consolidated Condensed Statements of Operations -- Three Months and Six Months
            Ended March 31, 2000 and 1999                                                         4

         Consolidated Condensed Statements of Cash Flows -- Six Months Ended March 31,
            2000 and 1999                                                                         5

         Notes to Consolidated Condensed Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                           13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              19


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       20

Item 2.  Changes in Securities                                                                   21

Item 4.  Submission of Matters to a Vote of Security Holders                                     22

Item 6.  Exhibits and Reports on Form 8-K                                                        23

         Signatures                                                                              24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             CONEXANT SYSTEMS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (unaudited, in thousands, except per share amounts)

                                                                  March 31,  September 30,
                                                                     2000         1999
                                                                 ----------  -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents                                      $  930,892   $  398,516
  Receivables, net of allowances of $6,765 and $9,658
     at March 31, 2000 and September 30, 1999, respectively         295,864      238,940
  Inventories, net                                                  261,703      224,477
  Deferred income taxes                                             132,299       81,860
  Other current assets                                               83,334       35,381
                                                                 ----------   ----------
          Total current assets                                    1,704,092      979,174

Marketable securities                                               159,064           --
Property, plant and equipment, net                                  787,299      723,013
Goodwill and intangibles, net                                     1,034,217       47,824
Other assets                                                        159,574       91,939
                                                                 ----------   ----------
          Total assets                                           $3,844,246   $1,841,950
                                                                 ==========   ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $  189,577   $  265,151
  Deferred revenue                                                   34,564       21,027
  Accrued compensation and benefits                                  77,936       48,530
  Other current liabilities                                          37,422       40,013
                                                                 ----------   ----------
          Total current liabilities                                 339,499      374,721

Convertible subordinated notes                                    1,000,000      350,000
Other long-term liabilities                                          77,819       82,076
Deferred income taxes                                                72,786           --
                                                                 ----------   ----------
          Total liabilities                                       1,490,104      806,797
                                                                 ----------   ----------

Commitments and contingencies                                            --           --

Shareholders' equity:
  Preferred and junior preferred stock (no par value, 25,000
     shares authorized, no shares issued or outstanding)                 --           --
  Common stock ($1.00 par value, 1,000,000 shares
     authorized; 216,913 and 196,387 outstanding at
     March 31, 2000 and September 30, 1999, respectively)           216,932      196,387
  Additional paid-in capital                                      2,072,173      769,563
  Retained earnings (deficit)                                       (10,459)      70,052
  Accumulated other comprehensive income                             79,807          149
  Treasury stock, at cost                                            (1,122)          --
  Unearned compensation                                              (3,189)        (998)
                                                                 ----------   ----------
          Total shareholders' equity                              2,354,142    1,035,153
                                                                 ----------   ----------
          Total liabilities and shareholders' equity             $3,844,246   $1,841,950
                                                                 ==========   ==========


           See notes to consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)

                                                         Three Months Ended              Six Months Ended
                                                             March  31,                     March  31,
                                                   ---------------------------    ---------------------------
                                                       2000            1999           2000            1999
                                                   -----------     -----------    -----------     -----------
Net revenues                                       $   501,728     $   316,932    $ 1,011,691     $   611,610
Cost of goods sold                                     269,459         186,677        546,905         403,431
                                                   -----------     -----------    -----------     -----------
Gross margin                                           232,269         130,255        464,786         208,179

Operating expenses:
  Research and development                             100,095          68,802        188,572         139,911
  Selling, general and administrative                   66,024          48,527        134,192         112,543
  Amortization of intangibles                           25,337           2,063         27,742           4,127
  Purchased in-process
     research and development                          145,900              --        145,900              --
  Special charges - Rockwell-retained assets                --              --             --          20,000
  Special charges - other                                   --              --             --          17,906
                                                   -----------     -----------    -----------     -----------
          Total operating expenses                     337,356         119,392        496,406         294,487
                                                   -----------     -----------    -----------     -----------
Operating income (loss)                               (105,087)         10,863        (31,620)        (86,308)

Other income, net                                          932              17          1,510            (126)
                                                   -----------     -----------    -----------     -----------
Income (loss) before provision
  (benefit) for income taxes                          (104,155)         10,880        (30,110)        (86,434)

Provision (benefit) for income taxes                    28,187           3,263         50,401         (36,928)
                                                   -----------     -----------    -----------     -----------

Net income (loss)                                  $  (132,342)    $     7,617    $   (80,511)    $   (49,506)
                                                   ===========     ===========    ===========     ===========
Net income (loss) per share:
  Basic                                            $     (0.64)    $      0.04    $     (0.40)
                                                   ===========     ===========    ===========
  Diluted                                          $     (0.64)    $      0.04    $     (0.40)
                                                   ===========     ===========    ===========

Number of shares used in per share computation:
  Basic                                                205,207         189,958        200,962
                                                   ===========     ===========     ===========
  Diluted                                              205,207         195,464        200,962
                                                   ===========     ===========     ===========

           See notes to consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                             Six Months Ended March 31,
                                                             --------------------------
                                                                2000            1999
                                                             ---------       ----------
Cash Flows From Operating Activities:
   Net loss                                                  $ (80,511)      $ (49,506)

   Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation                                              92,413         100,060
      Amortization of intangibles                               27,742           4,127
      Purchased in-process research and development            145,900              --
      Deferred income taxes                                       (253)         13,076
      Other non-cash charges                                     3,291           2,346
      Special charges -- Rockwell-retained assets                   --          20,000
      Special charges -- other                                      --          17,906
      Changes in assets and liabilities, net of
       acquisitions:
         Receivables                                           (53,442)         20,425
         Inventories                                           (35,855)         54,265
         Accounts payable                                      (65,038)        (21,674)
         Accrued expenses and other current liabilities         68,270         (16,845)
         Other                                                   1,773         (10,266)
                                                             ---------       ---------
    Net cash provided by operating activities                  104,290         133,914
                                                             ---------       ---------

Cash Flows From Investing Activities:
   Capital expenditures                                       (160,874)        (33,367)
   Acquisitions of businesses, net of cash acquired             (6,771)             --
   Investments in and advances to businesses                  (112,196)             --
                                                             ---------       ---------
    Net cash used in investing activities                     (279,841)        (33,367)
                                                             ---------       ---------

Cash Flows From Financing Activities:
   Issuance of 4% convertible subordinated notes               631,300              --
   Short-term borrowings                                            --         100,000
   Payments of short-term debt                                      --         (14,075)
   Net transfers to Rockwell                                        --         (44,670)
   Proceeds from exercise of stock options                      76,627           3,297
                                                             ---------       ---------
    Net cash provided by financing activities                  707,927          44,552
                                                             ---------       ---------
    Net increase in cash and cash equivalents                  532,376         145,099
Cash and cash equivalents at beginning of period               398,516          14,000
                                                             ---------       ---------
Cash and cash equivalents at end of period                   $ 930,892       $ 159,099
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

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the fiscal 2000 charge for purchased in-process research and development and the fiscal 1999 special charges (see Note 2), necessary to present fairly the financial position, results of operations, and cash flows of Conexant. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

FISCAL PERIODS

For presentation purposes, references made to the periods ended March 31, 1999 relate to the actual fiscal 1999 periods ended April 2, 1999, as previously reported.

STOCK SPLIT

Common share and per common share amounts for all periods presented have been restated to reflect the two-for-one stock split (in the form of a dividend) effected on October 29, 1999 for shareholders of record as of September 24, 1999.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current period presentation.

RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will generally be immediately recognized in earnings. Implementation of SFAS 133 is required as of the beginning of fiscal year 2001 and is not expected to have a material effect on the Company's financial position or results of operations.

2. SPECIAL CHARGES

ROCKWELL-RETAINED ASSETS: Prior to the Distribution, the Company distributed its wafer fabrication facilities in Colorado Springs, Colorado (and the related tax benefit) to Rockwell. The transition agreement with Rockwell provided for the lease of the Colorado Springs facilities by Conexant through April 30, 1999, pursuant to a triple-net lease under which Conexant paid all costs of the facilities. In the first fiscal quarter of 1999, Conexant recorded a special charge for an additional asset impairment of $20 million for the Colorado Springs wafer fabrication facilities as a result of Rockwell's decision to further write-down the facilities, which were retained by Rockwell as part of the spin-off. This non-cash charge was required to be reported in the Company's last fiscal quarter as a subsidiary of Rockwell.

OTHER: In the fourth quarter of fiscal 1998, Conexant restructured its business and recorded special charges of $147 million. In the first quarter of fiscal 1999, Conexant recorded additional special charges of $18 million. The additional charges include $17 million relating to the Voluntary Early Retirement Program ("VERP") and $1 million relating to decommissioning equipment, activities at foreign subsidiaries, and contract cancellations at the Colorado Springs wafer fabrication facilities. The restructuring actions are substantially complete.

3. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months and six months ended March 31, 2000 and 1999 is as follows:

                                                    Three months ended               Six months ended
                                                         March 31,                       March 31,
                                                 -------------------------       -------------------------
                                                    2000            1999            2000            1999
                                                 ---------       ---------       ---------       ---------
Net income (loss)                                $(132,342)      $   7,617       $ (80,511)      $ (49,506)

Other comprehensive income:
  Foreign currency translation adjustments          (1,920)          4,494             287             649
  Unrealized gains on marketable securities         84,545            (569)        128,401           1,157
  Income taxes                                     (32,286)         (1,161)        (49,030)         (1,161)
                                                 ---------       ---------       ---------       ---------
    Other comprehensive income                      50,339           2,764          79,658             645
                                                 ---------       ---------       ---------       ---------
Comprehensive income (loss)                      $ (82,003)      $  10,381       $    (853)      $ (48,861)
                                                 =========       =========       =========       =========

Accumulated other comprehensive income consists of the following:

                                                          As of
                                               ---------------------------
                                               March 31,     September 30,
                                                 2000            1999
                                               ---------     -------------
Unrealized gains on marketable securities      $ 128,401       $      --
Foreign currency translation adjustments             436             149
Income taxes                                     (49,030)             --
                                               ---------       ---------
Accumulated other comprehensive income         $  79,807       $     149
                                               =========       =========

4. NET INCOME (LOSS) PER SHARE

Prior to the December 31, 1998 spin-off of Conexant from Rockwell, Conexant was not an independent company. Consequently, for periods prior to the spin-off, net income (loss) per share is not presented and pro forma net loss per share (computed as if the spin-off had occurred on October 1, 1998) is shown below. The number of pro forma weighted average shares outstanding used in the computation of pro forma net loss per share for the six months ended March 31, 1999 was based upon the weighted average number of Rockwell shares and share equivalents outstanding during the period, adjusted for the distribution ratio of one share of the Company's common stock for every two shares of Rockwell common stock and for the effect of Conexant's October 1999 two-for-one stock split. These pro forma results are not indicative of future results. Pro forma basic and diluted loss per share for the six months ended March 31, 1999 is as follows (in thousands, except per share data):

                                                       Six months ended
                                                        March 31, 1999
                                                       ----------------
Net loss                                                   $(49,506)
Pro forma basic and diluted net loss per share             $  (0.26)
Pro forma basic and diluted weighted
   average common shares outstanding                        189,914

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                   Three months ended         Six months ended
                                                        March 31,                 March 31,
                                                 ----------------------    -----------------------
                                                                                         Pro forma
                                                    2000         1999         2000          1999
                                                 ---------     --------    ---------     ---------
Income:
Net income (loss) available to
   common shareholders - basic and diluted       $(132,342)    $  7,617    $ (80,511)    $ (49,506)
                                                 =========     ========    =========     =========

Shares:
Weighted-average shares outstanding - basic        205,207      189,958      200,962       189,914

Effect of dilutive securities:
  Stock options                                         --        3,472           --            --
  Restricted stock                                      --        2,034           --            --
                                                 ---------     --------    ---------     ---------
Weighted-average shares outstanding - diluted      205,207      195,464      200,962       189,914
                                                 =========     ========    =========     =========

Net income (loss) per share:
  Basic                                          $   (0.64)    $   0.04    $   (0.40)    $   (0.26)
                                                 =========     ========    =========     =========
  Diluted                                        $   (0.64)    $   0.04    $   (0.40)    $   (0.26)
                                                 =========     ========    =========     =========

The average shares listed below were not included in the computation of diluted earnings per share, as their effect would have been antidilutive for the periods presented (in thousands):

                                                               Three months ended   Six months
                                                                     March 31,        ended
                                                               ------------------    March 31,
                                                                 2000       1999       2000
                                                                ------      ----    ----------
  Effect of stock options (under the treasury stock method)     18,719       --      17,994
  Restricted stock and other                                       565       --         440
  4-1/4% convertible subordinated notes due 2006                15,153       --      15,153
  4% convertible subordinated notes due 2007                     3,678       --       1,839

5. INVENTORIES

Inventories, net consist of the following (in thousands):

                                                 March 31,   September 30,
                                                    2000         1999
                                                 ---------   -------------
Raw materials, parts, and supplies                $ 31,474      $ 29,998
Work-in-process                                    167,069       160,781
Finished goods                                      63,160        33,698
                                                  --------      --------
Inventories, net                                  $261,703      $224,477
                                                  ========      ========

6. CONVERTIBLE SUBORDINATED NOTES

In February 2000, Conexant completed a private offering of $650 million principal amount of its 4% Convertible Subordinated Notes due 2007 for net proceeds (after costs of issuance) of approximately $631.3 million. The notes are general unsecured obligations of Conexant and interest on the notes is payable in arrears semiannually on each February 1 and August 1. The notes are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $108 per share, subject to certain adjustments. The notes may be redeemed, at Conexant's option, on or after February 6, 2003 at a declining premium to par.

7. CONTINGENT LIABILITIES

Claims have been asserted against Conexant for utilizing the intellectual property rights of others in certain of the Company's products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the resolution of such claims through arbitration or litigation.

On October 14, 1997, Brent Townshend ("Townshend") filed suit against Rockwell and Conexant in the Superior Court of California for San Mateo County seeking an injunction to halt the sale of products containing Conexant's K56Flex(TM) chipsets and requesting unspecified damages, claiming that Conexant had engaged in unfair competition, misappropriation of trade secrets, breach of contract and breach of confidence by using technical information allegedly disclosed in confidence by Mr. Townshend to accelerate its development of 56 Kbps modem technology. In January 1999, Townshend dismissed his State Court action and re-filed the same claims and three new claims for patent infringement in the U.S. District Court for the Northern District of California. In the Federal action, Townshend alleges that each of his patents (the "Townshend Patents") covers certain aspects of the V.90 standard and are infringed by Conexant's 56 Kbps products. In the Federal action, Townshend seeks injunctive relief, compensatory damages, restitution and exemplary and punitive damages. Townshend and 3Com Corporation had publicly announced that 3Com was the exclusive licensee for the Townshend Patents and acted as Townshend's agent in sublicensing the Townshend Patents to third parties. More recently, Townshend and 3Com publicly announced that Townshend has reacquired exclusive control over the licensing and enforcement of the patents as well as other ownership rights, while 3Com retained a non-exclusive license to practice the Townshend inventions. Conexant has filed its answer to Townshend and counterclaims against Townshend and claims against 3Com. On a hearing on a Motion to Dismiss filed by Townshend and 3Com, the claims against 3Com have been dismissed, and a portion of the counterclaims against Townshend were likewise dismissed. Conexant is vigorously defending its position that it independently developed the 56 Kbps modem technology using entirely its own skills and public domain information and will vigorously contest the infringement claims and the validity of the asserted patents.

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

8.  ACQUISITIONS

In March 2000, Conexant completed its acquisition of Maker Communications, Inc. ("Maker"), a fabless semiconductor company that develops and markets high-performance programmable network processors, software solutions, and development tools. Consideration for the acquisition of Maker consisted of 12.7 million shares of Conexant common stock and options to purchase an additional
1.6 million shares of Conexant common stock, based upon an exchange ratio of
0.66 of a share of Conexant common stock for each share of Maker common stock. The total value of the consideration for the acquisition of Maker was approximately $979.6 million.

In January 2000, Conexant acquired Microcosm Communications Limited ("Microcosm"), a technology leader in the field of high-speed integrated circuits for fiber optic communications located in Bristol, England. Consideration for the acquisition consisted of 1.5 million shares of Conexant common stock, options to purchase an additional 94 thousand shares, and approximately $3.1 million in cash. The total value of such consideration was approximately $103.8 million. Additional consideration of up to $18 million, initially held back for the payment of contingent indemnification obligations, may become payable in April 2001. The shareholders and option holders of Microcosm could also receive additional consideration of up to $51.4 million, payable in the form of shares of common stock and stock options, if certain performance and technology goals are achieved.

Also in January 2000, Conexant acquired the wireless broadband business unit of Oak Technology, Inc. located in Bristol, England through the acquisition of all outstanding ordinary shares of its wholly-owned subsidiary, Oak Technology Ltd. and certain assets related to that business. The value of the consideration for the acquisition was approximately $27.9 million, paid in a combination of 294 thousand shares of Conexant common stock and $5 million in cash.

In November 1999, Conexant acquired Istari Design Inc. ("Istari"), a provider of consulting and contract engineering services for communication systems design and implementation. The Company intends for Istari to be integrated with its product development organizations. Aggregate consideration for the acquisition was $6.0 million, paid in the form of $0.4 million cash and 101 thousand shares of Conexant common stock.

The acquisitions have each been recorded under the purchase method of accounting. The value of the consideration for each acquisition has been allocated among the assets and liabilities acquired, including identified intangible assets and in-process research and development ("IPRD"), based upon estimated fair values. The excess of the value of the consideration over the net assets acquired is allocated to goodwill. An aggregate of $145.9 million was allocated to IPRD, and expensed immediately upon completion of the acquisitions of Maker and Microcosm, because the technological feasibility of products under development had not been established and no future alternative uses existed.

The fiscal 2000 acquisitions are summarized below (in thousands):

                                         Shares of                                 Goodwill and
                                       common stock  Total value of                 identified
Transaction                               issued     consideration       IPRD       intangibles
-----------                            ------------  --------------   ---------    ------------
Maker                                      12,651      $ 979,591      $ 118,500     $ 894,148
Microcosm                                   1,523        103,827         27,400        86,798
Wireless broadband unit of Oak                294         27,855             --        27,332
Istari                                        101          6,000             --         5,981

Consideration includes cash paid and the fair value of common stock issued and options assumed.

The results of operations of the acquired companies are included in the consolidated financial statements from the dates of acquisition. The pro forma statement of operations data below assumes that each of the companies had been acquired at the beginning of fiscal 1999. This pro forma data includes amortization of goodwill and identified intangibles from that date. However, the impact of the charges for IPRD has been excluded. This pro forma data is presented for informational purposes only, and is not necessarily indicative of the results of future operations nor of the results that would have been achieved had the acquisitions taken place at the beginning of fiscal 1999.

                                                  Six months ended
 (in thousands, except per share data)                March 31,
                                            ---------------------------
                                                2000             1999
                                            -----------       ---------
Net revenues                                $ 1,020,494       $ 619,881

Net loss                                         (7,918)       (144,411)

Net loss per share - basic and diluted      $     (0.04)      $   (0.71)

In addition to the transactions discussed above, in October 1999, Conexant entered into a $150 million strategic agreement with a vendor under which Conexant will receive foundry capacity to support its future growth. As part of the agreement, Conexant advanced $75 million to the vendor and will advance an additional $75 million to the vendor in fiscal 2001.

9. GOODWILL AND INTANGIBLES, NET

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible and intangible assets acquired. Goodwill and other intangibles are amortized on a straight-line basis over the periods indicated below. Reviews are regularly performed to determine whether facts or circumstances exist which indicate that the carrying value of the asset is impaired. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. No impairment has been indicated to date.

Goodwill and intangibles consist of the following (in thousands):

                                              March 31,      September 30,
                             Life in years      2000             1999
                             -------------   -----------     -------------
Goodwill                        3 - 10       $   812,976       $ 20,316
Developed technology            5 - 8.5          224,046         40,346
Other intangibles               2 - 10            50,379         12,603
                                             -----------       --------
                                               1,087,401         73,265
Accumulated amortization                         (53,184)       (25,441)
                                             -----------       --------
                                             $ 1,034,217       $ 47,824
                                             ===========       ========

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest, net of amounts capitalized, was $5.7 million and $14 thousand for the six months ended March 31, 2000 and March 31, 1999, respectively. Cash paid for income taxes for the six months ended March 31, 2000 was $9.6 million. For the six months ended March 31, 1999, the Company paid no income taxes. In periods prior to the Distribution, all interest and income tax payments were made by Rockwell.

Significant noncash transactions during the six months ended March 31, 2000 include income tax benefits of approximately $160.8 million resulting from employee stock transactions which were credited to additional capital. During the six months ended March 31, 1999, Conexant transferred its wafer fabrication facilities in Colorado Springs, Colorado (and the related tax benefit) with a book value of approximately $59 million to Rockwell as well as certain other tax benefits of $25 million related to a litigation matter.

11. SUBSEQUENT EVENTS

In April 2000, Conexant acquired Applied Telecom, Inc., a supplier of telecommunications hardware and software products. Consideration for the acquisition consisted of $4.3 million in cash, 121 thousand shares of Conexant common stock, and certain options to purchase Conexant common stock. The aggregate value of such consideration was approximately $15.1 million. The shareholders and option holders of Applied Telecom could receive additional consideration of up to $5.7 million, payable in the form of shares of common stock and stock options, if certain performance and technology goals are achieved.

Also in April 2000, Conexant announced that it had agreed to acquire Philsar Semiconductor Inc., a developer of RF semiconductor solutions for personal wireless connectivity, including emerging standards such as Bluetooth, and RF components for third-generation (3G) digital cellular handsets. Consideration for the acquisition of Philsar will be between 2.685 million and 3.0 million shares of Conexant common stock, depending upon the closing market price of Conexant common stock for an agreed upon period prior to the closing. The aggregate value of such consideration may exceed $200 million. The transaction is subject to customary closing conditions, including the approval of Philsar's shareholders. While no assurance can be given, the transaction is expected to be completed during the third quarter of fiscal 2000.

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

RESULTS OF OPERATIONS

NET REVENUES

The following table summarizes the net revenues of the Company's five product platforms (dollars in thousands):

                             Three months ended March 31,        Six months ended March 31,
                           -------------------------------    -------------------------------
                              2000     Change       1999         2000     Change       1999
                           ---------   ------    ---------    ----------  ------    ---------
Personal Computing         $ 179,290     20%     $ 149,557    $  369,386    22%     $ 301,833
Network Access               125,224    166%        47,021       243,771   175%        88,749
Wireless Communications       95,958     68%        57,099       198,976    94%       102,313
Digital Infotainment          73,140     72%        42,644       140,266    71%        82,088
Personal Imaging              28,116     36%        20,611        59,292    62%        36,627
                           ---------    ---      ---------    ----------   ---      ---------
Totals                     $ 501,728     58%     $ 316,932    $1,011,691    65%     $ 611,610
                           =========    ===      =========    ==========   ===      =========

Revenue mix:

Personal Computing              36%                   47%            36%                  49%
Network Access                  25%                   15%            24%                  15%
Wireless Communications         19%                   18%            20%                  17%
Digital Infotainment            15%                   13%            14%                  13%
Personal Imaging                 5%                    7%             6%                   6%

Net revenues for the second quarter and first six months of fiscal 2000 compared to fiscal 1999 included revenue growth in each of the Company's product platforms. The "expansion platform" products (all products excluding the Personal Computing products) continue to be the Company's fastest-growing products, with aggregate revenue growth of 93% and 107% for the second quarter and first six months of fiscal 2000, respectively, compared with the year-earlier periods.

In the Company's Personal Computing platform, the growth in net revenues reflects continued solid unit demand in sales of PC dial-up modems, with unit shipments for the fiscal second quarter increasing over 50% year-over-year. Sales of the Company's V.90 software modem portfolio, which accounted for approximately 30% of total PC dial-up modem shipments, increased over 300% from their year-earlier levels. The Company also achieved strong growth in sales of embedded modems, enabling communications in a variety of devices including gaming consoles, web browsers, and personal digital assistants. Unit shipments of embedded modem products increased 275% and 194%, respectively, for the second quarter and first six months of fiscal 2000 compared to the prior year.

Revenue growth in the Company's Network Access product platform for the second quarter and first six months of fiscal 2000 came from each of the three Network Access businesses -- multi-service access, WAN transport, and broadband access -- as demand continued to be fueled by the ongoing global network infrastructure upgrade in support of the increase in Internet traffic. In the multi-service access business, shipments of the AnyPort multi-service access product family enjoyed strong growth as networking original equipment manufacturers ("OEMs") continued their deployment of multi-service IP gateways. The WAN transport portfolio had significant growth as the result of the strong demand for SONET transceivers, network processors and ATM physical-layer solutions, T/E framers, and line interface units. In the Company's broadband access portfolio, including symmetrical and asymmetrical digital subscriber line products, shipments increased 188% due to continued strong demand from a broad customer base of DSL access multiplexer and customer premise equipment manufacturers.

Within the Wireless Communications platform, revenue growth for the second quarter and first six months of fiscal 2000 compared to the fiscal 1999 periods was principally driven by the digital cellular portion of the Company's wireless business. The Company continued to benefit from strong end market demand for digital cellular handsets worldwide, and achieved continued growth in shipments of power amplifiers and radio frequency subsystems used in both CDMA and GSM digital cellular handsets. Conexant's GSM system initiative also contributed to the growth in revenues for the second fiscal quarter and first six months compared to the year-earlier periods. For the second quarter, these gains were slightly offset by lower sales of digital cordless telephone chipsets; however, after the strong holiday selling season in the fiscal first quarter, the digital cordless telephone business showed modest growth for the first six months of fiscal 2000 compared to the prior year.

In the Digital Infotainment platform, the increased revenues for the second quarter and first six months of fiscal 2000 over the fiscal 1999 periods reflect strong demand for the Company's video processing solutions, satellite tuners and demodulators. Shipments of PCI and side-port video decoders (for "TV in the PC" applications) increased over 80% for the second quarter of fiscal 2000 compared to the year-earlier period. In addition, the Company achieved substantial growth in shipments of satellite set-top box tuners and demodulators and modems for back-channel telephony solutions.

Net revenues for Personal Imaging for second quarter and first six months of fiscal 2000 compared to same periods of fiscal 1999 reflect continued strong demand for fax modems and facsimile engines from leading office equipment OEMs, and increased penetration of the expanding multifunction peripheral market. In addition, revenues for the fiscal 1999 periods were affected by the economic recession in the Asia-Pacific markets during that period.

GROSS MARGIN

                            Three months ended March 31,            Six months ended March 31,
                         --------------------------------       ---------------------------------
                           2000       Change       1999           2000       Change        1999
                         --------     ------     --------       --------     ------      --------
Gross margin             $232,269       78%      $130,255       $464,786       123%      $208,179
Percent of revenues            46%                     41%            46%                      34%

The gross margins achieved in the second quarter and first six months of fiscal 2000 reflect a shift in the Company's product mix toward higher-margin products. The gross margin improvement also reflects higher factory utilization at the Company's wafer fabrication facilities in the fiscal 2000 periods, which resulted from increased unit sales volume. Gross margins for the first six months of fiscal 1999 were adversely affected by unusually high inventory costs which resulted from low manufacturing capacity utilization during the preceding four months.

RESEARCH AND DEVELOPMENT

                                 Three months ended March 31,           Six months ended March 31,
                              --------------------------------      ---------------------------------
                                2000       Change       1999          2000       Change       1999
                              --------     ------     --------      --------     ------    ----------
Research and development      $100,095       45%      $68,802       $188,572       35%      $139,911
Percent of revenues                 20%                    22%            19%                     23%

The Company has increased the focus of its research and development efforts in the areas of Internet infrastructure, wireless communications, and broadband access. The increase in research and development expenses for the second quarter and first six months of fiscal 2000 compared with the prior year periods principally reflects the higher compensation and related costs resulting from the Company's increased investment in those areas. Subsequent to March 1999, the Company's successful recruiting programs have increased its engineering team by over 600 engineers, including over 100 engineers joining the Company through the recently-completed acquisitions of Maker, Microcosm, and the wireless broadband business unit of Oak Technology, Inc. The fiscal 1999 periods reflect certain cost-cutting actions taken in the fourth quarter of fiscal 1998, including headcount reductions, design center closures, and certain project cancellations.

SELLING, GENERAL, AND ADMINISTRATIVE

                            Three months ended March 31,            Six months ended March 31,
                         --------------------------------       ---------------------------------
                           2000       Change       1999           2000       Change        1999
                         --------     ------     --------       --------     ------      --------
Selling, general, and
   administrative        $ 66,024       36%      $ 48,527       $134,192       19%       $112,543
Percent of revenues            13%                     15%            13%                      18%

The change reflects the Company's continued development of its sales, marketing, and business support functions since the spin-off from Rockwell at the end of the fiscal 1999 first quarter. In particular, the Company has invested in the expansion of its sales and marketing organizations, increasing its worldwide sales organization to over 280 personnel to support its recent and anticipated future sales growth. The higher fiscal 2000 selling, general and administrative costs also reflect the continued development of infrastructure for a variety of corporate functions, including the Company's information systems, human resources, and finance teams. These factors were partially offset by lower spending in fiscal 2000 for co-op advertising programs.

AMORTIZATION OF INTANGIBLES

                            Three months ended March 31,            Six months ended March 31,
                         --------------------------------       ---------------------------------
                           2000       Change       1999           2000       Change        1999
                         --------     ------     --------       --------     ------      --------
Amortization of
   intangibles           $ 25,337      1128%     $  2,063       $ 27,742      572%       $  4,127

The higher amortization expense in the fiscal 2000 periods resulted from the acquisitions of Maker, Microcosm, and the broadband wireless unit of Oak Technology, each completed in second quarter of fiscal 2000. In connection with these acquisitions, an aggregate of $1.0 billion was allocated to identifiable intangible assets and goodwill. Such assets are being amortized over their estimated lives (principally five years), increasing annual amortization expense by approximately $200 million. Amortization expense for the third quarter of fiscal 2000 and thereafter will increase from the second quarter level as the acquisitions are reflected for a full fiscal quarter.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT: In connection with the acquisitions of Maker and Microcosm, Conexant recorded a second quarter fiscal 2000 charge of $145.9 million for the fair value of purchased in-process research and development ("IPRD"). The fair values allocated to the intangible assets acquired, including the IPRD, were based upon independent appraisals.

The fair value of the IPRD for each of the acquisitions was determined using the income approach. Under the income approach, expected future after-tax cash flows from each of the projects or product families ("projects") under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Each project was analyzed to determine the technological innovations included in the project; the existence and utilization of core technology; the complexity, cost and time to complete the remaining development efforts; the existence of any alternative future use or current technological feasibility; and the stage of completion in development. Future cash flows for each project were estimated based on forecasted revenues and costs, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends.

The projects were then classified as developed technology, IPRD completed, IPRD to-be-completed, or future development. The estimated future cash flows for each were discounted to approximate fair value. Discount rates were derived from a weighted average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development process, including the probability of achieving technological success and market acceptance. The IPRD charge includes only the fair value of IPRD completed. The fair value assigned to developed technology is included in identifiable intangible assets, and the fair values assigned to IPRD to-be-completed and future development are included in goodwill. The Company believes the amounts determined for IPRD, as well as developed technology, are representative of fair values and do not exceed the amounts an independent party would pay for these projects. Failure to deliver new projects to the market timely, or to achieve expected market acceptance or revenue and expense forecasts could have a significant impact on the financial results and operations of the acquired businesses.

The total charge for IPRD for the Maker acquisition (completed in March 2000) was $118.5 million. Maker is a fabless semiconductor company that develops and markets high-performance programmable network processors, software solutions, and development tools targeting markets requiring high-intensity communications processing. IPRD projects relating to seven product families were identified and valued. The projects are directed toward the development of high-performance programmable communications processors and applications software. Maker's IPRD projects ranged from 55% to 92% complete and averaged approximately 75% complete, with aggregate estimated costs to complete all of the projects of $5.7 million. The IPRD projects principally are expected to be completed within 12 months of the acquisition date. The average discount rates used were 30% for IPRD projects and 20% for developed technology, which reflect the specific risks associated with each of the intangible assets. Conexant's weighted average cost of capital was estimated at 18%.

The total charge for IPRD for the Microcosm acquisition (completed in January
2000) was $27.4 million. Microcosm is a technology leader in the field of high-speed integrated circuits for fiber optic communications. IPRD projects relating to four product families were identified and valued. The projects are directed toward the development of high-performance programmable communications processors. Microcosm's IPRD projects ranged from 77% to 90% complete and averaged approximately 84% complete, with total estimated costs to complete all of the projects of $0.8 million. The IPRD projects are principally expected to be completed within twelve months of the acquisition date. The average discount rates used were 35% for IPRD projects and 25% for developed technology, which reflect the specific risks associated with each of the intangible assets. Conexant's weighted average cost of capital was estimated at 20%.

SPECIAL CHARGES - ROCKWELL-RETAINED ASSETS: In the first quarter of fiscal 1999, Conexant recorded a special charge for an additional asset impairment of $20 million for the Colorado Springs wafer fabrication facilities as a result of Rockwell's decision to further write-down the facilities, which were retained by Rockwell as part of the spin-off. This non-cash charge was required to be reported in the Company's last fiscal quarter as a subsidiary of Rockwell.

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

OTHER INCOME, NET

                            Three months ended March 31,            Six months ended March 31,
                         --------------------------------       ---------------------------------
                           2000       Change       1999           2000       Change        1999
                         --------     ------     --------       --------     ------      --------
Other income, net        $    932       nm       $     17       $  1,510       nm        $   (126)

nm = not meaningful

Other income, net for the second quarter and first six months of fiscal 2000 principally consists of interest expense on the Company's $1 billion principal amount of convertible subordinated notes (issued subsequent to the second quarter of fiscal 1999), offset by interest income on the Company's invested cash balances. For the fiscal 1999 periods, other income, net reflects the Company's lower outstanding debt and invested cash balances.

PROVISION (BENEFIT) FOR INCOME TAXES: For the first six months of fiscal 2000, the Company's provision for income taxes was $50.4 million. In the similar period of fiscal 1999, the Company recorded an income tax benefit of $36.9 million due to a loss from operations. Exclusive of the non-deductible charges for IPRD and amortization of intangible assets resulting from the Company's recently-completed acquisitions, the effective tax rate for the first six months of fiscal 2000 was approximately 30% of pretax income. This rate reflects the positive impact of state and federal research and experimentation tax credits available to the Company. The Company anticipates that its effective tax rate, exclusive of the non-deductible charges for IPRD and amortization of intangible assets, will be approximately 30% for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $104.3 million for the six months ended March 31, 2000, compared to $133.9 million for the similar period in fiscal 1999. Operating cash flows reflect the Company's net loss of $80.5 million offset by noncash charges (depreciation and amortization, IPRD, and other) of $269.1 million, and a net working capital increase of approximately $84.3 million. Before the effect of working capital changes, operating cash flow increased to $188.6 million for the first six months of fiscal 2000, compared to $108.0 million for the fiscal 1999 period.

The fiscal 2000 working capital increase includes a $53.4 million increase in receivables, principally due to higher quarterly sales. The receivables increase also reflects the strong sales volume experienced near the end of the fiscal second quarter. The Company's allowance for doubtful accounts decreased by $2.9 million during the fiscal 2000 period, resulting from the write-off of certain previously-reserved accounts. The working capital change also included a $35.9 million build-up in inventories, principally reflecting higher inventory levels in anticipation of new product ramps. With industry wafer fabrication capacity continuing to tighten, the Company also took advantage of its recently-expanded foundry relationships, drawing on currently-available wafer fabrication capacity to stage materials for expected production requirements. The working capital increase also reflects a $65.0 million reduction of accounts payable due to the timing of vendor payments. These amounts were partially offset by a $68.3 million increase in accrued expenses and other current liabilities, and other working capital changes.

Investing activities used $279.8 million of cash during the first six months of fiscal 2000, compared to $33.4 million for the similar period in fiscal 1999. Capital expenditures totaled $160.9 million during the fiscal 2000 period, as the Company continued its investment in new process technologies including its gallium arsenide wafer manufacturing facility in Newbury Park, California, new silicon-based high performance RF specialty processes in Newport Beach, California, and the expansion of assembly and test operations in Mexicali, Mexico. Cash used for the Company's fiscal 2000 business acquisitions was approximately $6.8 million, net of cash acquired of $11.6 million. In addition, the Company made investments in, or advances to, businesses totaling $112.2 million, including a $75.0 million advance to a vendor and approximately $37.2 million of equity investments, principally in early-stage communications technology companies. The vendor advance was made pursuant to a multi-year wafer supply agreement under which the Company will receive foundry capacity to support future growth. Cash used in investing activities during the fiscal 1999 period consisted of routine capital expenditures of $33.4 million.

The Company's financing activities provided cash of $707.9 million during the first six months of fiscal 2000, representing the proceeds from the sale of the 4% Convertible Subordinated Notes due 2007 and proceeds from the exercise of stock options ($76.6 million). During the similar period of fiscal 1999, cash provided by financing activities of $44.6 million principally consisted of short-term borrowings for working capital purposes of $100.0 million and proceeds from the exercise of employee stock options of $3.3 million, partially offset by the transfer of available cash balances to Rockwell and repayment of a loan at the Company's Japanese subsidiary.

In February 2000, Conexant completed the sale of $650 million principal amount of its 4% Convertible Subordinated Notes for net proceeds (after costs of issuance) of approximately $631.3 million. The notes are general unsecured obligations of Conexant and interest on the notes is payable in arrears semiannually on each February 1 and August 1. The notes are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $108 per share, subject to certain adjustments. The notes may be redeemed, at Conexant's option, on or after February 6, 2003 at a declining premium to par.

The Company's principal sources of liquidity are its existing cash reserves, cash generated from operations, and available borrowings under its $350 million secured credit facility. As of March 31, 2000, there were no borrowings outstanding under the credit facility. Cash and cash equivalents at March 31, 2000 totaled $930.9 million compared to $398.5 million at September 30, 1999. Working capital at March 31, 2000 was approximately $1.4 billion compared to $604.5 million at September 30, 1999.

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

RECENT ACQUISITIONS

In April 2000, Conexant acquired Applied Telecom, Inc., a supplier of telecommunications hardware and software products. Consideration for the acquisition consisted of $4.3 million in cash, 121 thousand shares of Conexant common stock, and certain options to purchase Conexant common stock. The aggregate value of such consideration was approximately $15.1 million. The shareholders and option holders of Applied Telecom could receive additional consideration of up to $5.7 million, payable in the form of shares of common stock and stock options, if certain performance and technology goals are achieved.

Also in April 2000, Conexant announced that it had agreed to acquire Philsar Semiconductor Inc., a developer of RF semiconductor solutions for personal wireless connectivity, including emerging standards such as Bluetooth, and RF components for third-generation (3G) digital cellular handsets. Consideration for the acquisition of Philsar will be between 2.685 million and 3.0 million shares of Conexant common stock, depending upon the closing market price of Conexant common stock for an agreed upon period prior to the closing. The aggregate value of such consideration may exceed $200 million. The transaction is subject to customary closing conditions, including the approval of Philsar's shareholders. While no assurance can be given, the transaction is expected to be completed during the third quarter of fiscal 2000.

The acquisitions will each be recorded under the purchase method of accounting. As a result of the acquisition of Applied Telecom, and assuming completion of the acquisition of Philsar, the Company expects to record additional goodwill and intangible assets, the amount of which may exceed $200 million. The Company expects to record additional non-deductible amortization expense in each of the five years following the acquisitions, the amount of which may exceed $40 million annually. In addition, upon completion of the acquisition of Philsar, the Company expects to record a non-recurring charge for the value of the IPRD, the amount of which has not been determined. The purchase price allocation for each of these acquisitions, including the amount of the charge for IPRD, is preliminary and will be revised upon receipt of final valuation information. Such revisions to the purchase price allocation will also affect the amounts of amortization of intangible assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and cash equivalents, marketable securities, and long-term debt. At March 31, 2000, the fair values of the Company's cash and cash equivalents approximated their carrying value due to the short maturities of these instruments. The Company's long-term debt consists of convertible subordinated notes with interest at a fixed rate. Consequently, the Company does not have significant cash flow exposure on its long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of Conexant common stock.

The Company's marketable debt securities consist of commercial paper, corporate bonds, and government securities, principally having remaining terms of one year or less. Such securities are subject to interest rate risk. At March 31, 2000, there were no material unrealized gains or losses on such securities. Marketable equity securities consist of an equity investment in a semiconductor company, initially made for the promotion of business and strategic objectives, which is subject to equity price risk. All of the Company's marketable securities are classified as available for sale and, as of March 31, 2000, unrealized gains of $79.4 million (net of related income taxes of $49.0 million) on these securities are included in other comprehensive income.

The following table shows the fair values of the Company's investments and its long-term debt as of March 31, 2000 (in thousands):

                                                Carrying Value     Fair Value
                                                --------------     ----------
Cash and equivalents                              $  930,892       $  930,892
Marketable debt securities                            34,197           34,197
Marketable equity securities (including
    unrealized gains of $128.4 million)              143,776          143,776
Long-term debt                                     1,000,000        1,692,345

The Company transacts business in various foreign currencies, and the Company has established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures (principally the Japanese yen). Under this program, the Company seeks to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate its overall risk of foreign transaction gains and losses. The Company does not enter into forward contracts for trading purposes. At March 31, 2000, the Company held foreign currency forward exchange contracts (to sell Japanese yen at specified rates) having an aggregate notional amount of $30.2 million, at a notional weighted average exchange rate of approximately 103.5 yen to one dollar. The gains and losses relating to these forward contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. The net unrealized gain/loss on the forward contracts outstanding at March 31, 2000 was not material to the Company's consolidated financial statements. Based on the Company's overall currency rate exposure at March 31, 2000, a 10 percent change in currency rates would not have had a material effect on the financial position, results of operations or cash flows of the Company.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 14, 1997, Brent Townshend ("Townshend") filed suit against Rockwell and Conexant in the Superior Court of California for San Mateo County seeking an injunction to halt the sale of products containing Conexant's K56Flex(TM) chipsets and requesting unspecified damages, claiming that Conexant had engaged in unfair competition, misappropriation of trade secrets, breach of contract and breach of confidence by using technical information allegedly disclosed in confidence by Mr. Townshend to accelerate its development of 56 Kbps modem technology. In January 1999, Townshend dismissed his State Court action and re-filed the same claims and three new claims for patent infringement in the U.S. District Court for the Northern District of California. In the Federal action, Townshend alleges that each of his patents (the "Townshend Patents") covers certain aspects of the V.90 standard and are infringed by Conexant's 56 Kbps products. In the Federal action, Townshend seeks injunctive relief, compensatory damages, restitution and exemplary and punitive damages. Townshend and 3Com Corporation had publicly announced that 3Com was the exclusive licensee for the Townshend Patents and acted as Townshend's agent in sublicensing the Townshend Patents to third parties. More recently, Townshend and 3Com publicly announced that Townshend has reacquired exclusive control over the licensing and enforcement of the patents as well as other ownership rights, while 3Com retained a non-exclusive license to practice the Townshend inventions. Conexant has filed its answer to Townshend and counterclaims against Townshend and claims against 3Com. On a hearing on the Motion to Dismiss filed by Townshend and 3Com, the claims against 3Com have been dismissed, and a portion of the counterclaims against Townshend were likewise dismissed. Conexant is vigorously defending its position that it independently developed the 56 Kbps modem technology using entirely its own skills and public domain information and will vigorously contest the infringement claims and the validity of the asserted patents.

On July 29, 1991, Shumpei Yamazaki filed suit against a Japanese subsidiary of Rockwell in the Tokyo District Court, Twenty-ninth Civil Division for patent infringement relating to Conexant's facsimile modem chipsets seeking 685 million yen (approximately $6.3 million based on the exchange rate on April 28, 2000) and court costs. In October 1998, the District Court rendered its decision dismissing the suit, from which decision Mr. Yamazaki appealed. On April 12, 1999, Mr. Yamazaki presented his position, as well as additional causes of action at the first portion of the appellate hearing. Conexant presented its position to the appellate court on June 16, 1999. The Court will hear arguments on Mr. Yamazaki's new causes of action in late spring or early summer 2000. Conexant believes it has meritorious defenses to these claims and is vigorously defending this action.

On May 30, 1997, Klaus Holtz filed suit against Rockwell in the U.S. District Court for the Northern District of California for patent infringement relating to Conexant's modem products utilizing the V.42bis standard for data compression. On September 30, 1998, the Court barred any alleged damages arising before May 30, 1997. On December 17, 1998, the Court issued an order construing the claims of the patent. Conexant filed a motion for Summary Judgment of Non-Infringement on February 22, 1999. A hearing was held thereon on June 14, 1999. On October 25, 1999, the Company was notified that the Court found in favor of the Company and the case was dismissed. Holtz filed a notice of appeal to the court of appeals for the Federal circuit on November 18, 1999, and has filed his brief on April 7, 2000. Conexant believes it has meritorious defenses to these claims and is vigorously defending this action.

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

In April 2000, the Company issued shares of its common stock in connection with the acquisition of Applied Telecom, Inc. (121,245 shares), pursuant to an exemption from registration. The holders of such shares have been granted certain registration rights.

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

In addition, the Rights Agreement was amended to provide that in connection with the issuance or sale of Conexant's common stock following the date the preferred share purchase rights are no longer attached to the common stock (the "Distribution Date") and prior to the earlier of (1) the date the preferred share purchase rights are redeemed and (2) the date the preferred share purchase rights expire, (a) Conexant will, with respect to common stock issued or sold pursuant to the exercise of stock options or under any employee plan or arrangement in existence prior to the Distribution Date, or upon the exercise, conversion or exchange of securities, notes or debentures (pursuant to the terms thereof) issued by Conexant and in existence prior to the Distribution Date, and
(b) Conexant may, in any other case, if deemed necessary or appropriate by the board of directors, issue certificates representing the appropriate number of preferred share purchase rights in connection with such issuance or sale. Conexant will not be obligated to issue any of these certificates if, and to the extent that, Conexant is advised by counsel that the issuance of those certificates would create a significant risk of material adverse tax consequences to Conexant or the person to whom such certificate would be issued or would create a significant risk that the stock options or employee plans or arrangements would fail to qualify for otherwise available special tax treatment. In addition, no certificate will be issued if, and to the extent that, appropriate adjustments otherwise have been made in lieu of the issuance thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareowners was held on February 10, 2000 at the Company's facilities in Newport Beach, California.

                                                                                 Withheld/
                                                                               Abstentions/
                                                                                  Broker
                                                       For           Against     non-vote
                                                   -----------     ----------  ------------
      Election of directors:
          Dwight W. Decker                         173,915,984                    1,096,030
          F. Craig Farrill                         173,899,739                    1,112,275

      Proposal to approve an amendment to the
      Company's restated certificate of
      incorporation to increase the number of
      authorized shares of preferred stock from
      25,000,000 to 50,000,000                      98,456,598     45,499,415    31,056,001
      The foregoing proposal was not ratified.

      Proposal to approve an amendment to the
      Company's restated certificate of
      incorporation to increase the number of
      authorized shares of common stock from
      500,000,000 to 1,000,000,000                 155,745,592     18,264,997     1,001,425

      Proposal to approve an amendment to the
      Company's 1999 Long-Term incentive plan      130,689,046     42,025,252     2,297,716

      Proposal to ratify the appointment of
      Deloitte & Touche LLP as independent
      auditors for the Company                     173,633,126        595,571       783,317

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      2.1     Agreement and Plan of Merger, dated as of December 18, 1999, among
              Conexant Systems, Inc., Merlot Acquisition Corp. and Maker
              Communications, Inc., filed as Exhibit 2.01 to the Company's
              Registration Statement on Form S-4 (Registration No. 333-96033), is incorporated herein by reference.

      2.2 Stock Purchase Agreement, dated as of January 6, 2000, by and among Conexant Systems, Inc. and the shareholders and option holders of Microcosm Communications Limited, filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, is incorporated by reference.

      4.1 Amendment to Restated Certificate of Incorporation of Conexant, filed as Exhibit 4.a.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-30596), is incorporated herein by reference.

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

     12       Statement re: computation of ratios

     27       Financial Data Schedule.

(b) Reports on Form 8-K

Report on Form 8-K dated January 4, 2000, as amended January 11, 2000, reporting the Company's agreement to acquire Maker Communications, Inc.

Report on Form 8-K dated February 16, 2000, containing historical financial statements of Maker Communications, Inc. and pro forma financial information.

Report on Form 8-K dated March 10, 2000, reporting the completion of the Company's acquisition of Maker Communications, Inc.

Report on Form 8-K dated April 3, 2000, containing historical financial statements of Maker Communications, Inc. and pro forma financial information.

Report on Form 8-K dated April 12, 2000, reporting the Company's announcement of the acquisition of Applied Telecomm, Inc. and the Company's agreement to acquire Philsar Semiconductor Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONEXANT SYSTEMS, INC.
                                          (Registrant)

Date: May 8, 2000                         By  /s/ Balakrishnan S. Iyer
                                              ---------------------------------
                                              Balakrishnan S. Iyer
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (principal financial officer)


Date: May 8, 2000                         By  /s/  Steven M. Thomson
                                              ---------------------------------
                                              Steven M. Thomson
                                              Vice President and Controller
                                              (principal accounting officer)


Date: May 8, 2000                         By  /s/  Dennis E. O'Reilly
                                              ---------------------------------
                                              Dennis E. O'Reilly
                                              Senior Vice President,
                                              General Counsel and Secretary

                                  EXHIBIT INDEX


     12       Statement re: computation of ratios

     27       Financial Data Schedule.