Form 10-Q
period 2000-06-30
CONEXANT SYSTEMS INC
filed 2000-08-08
CIK 1069353

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


Registrant's number of shares of common stock outstanding as of July 28, 2000 was 227,829,214.

================================================================================

                             CONEXANT SYSTEMS, INC.

                                      INDEX

                                                                                PAGE
                                                                                ----
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):

          Consolidated Condensed Balance Sheets - June 30, 2000 and
            September 30, 1999                                                    3

          Consolidated Condensed Statements of Operations - Three Months
            and Nine Months Ended June 30, 2000 and 1999                          4

          Consolidated Condensed Statements of Cash Flows - Nine Months
             Ended June 30, 2000 and 1999                                         5

          Notes to Consolidated Condensed Financial Statements                    6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk             20


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                      21

Item 2.   Changes in Securities                                                  22

Item 6.   Exhibits and Reports on Form 8-K                                       23

          Signatures                                                             24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             CONEXANT SYSTEMS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (unaudited, in thousands, except per share amounts)


                                                                   June 30,        September 30,
                                                                     2000              1999
                                                                  -----------       -----------
                             ASSETS
Current assets:
  Cash and cash equivalents                                       $   863,290       $   398,516
  Receivables, net of allowances of $6,856 and $9,658
     at June 30, 2000 and September 30, 1999, respectively            339,243           238,940
  Inventories, net                                                    299,187           224,477
  Deferred income taxes                                               121,988            81,860
  Other current assets                                                 83,943            35,381
                                                                  -----------       -----------
          Total current assets                                      1,707,651           979,174

Marketable securities                                                 154,733                --
Property, plant and equipment, net                                    809,490           723,013
Goodwill and intangible assets, net                                 1,456,813            47,824
Other assets                                                          210,583            91,939
                                                                  -----------       -----------
          Total assets                                            $ 4,339,270       $ 1,841,950
                                                                  ===========       ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $   195,998       $   265,151
  Deferred revenue                                                     39,364            21,027
  Accrued compensation and benefits                                    81,901            48,530
  Other current liabilities                                            36,961            40,013
                                                                  -----------       -----------
          Total current liabilities                                   354,224           374,721

Convertible subordinated notes                                        999,997           350,000
Other long-term liabilities                                            77,894            82,076
Deferred income taxes                                                  92,153                --
                                                                  -----------       -----------
          Total liabilities                                         1,524,268           806,797
                                                                  -----------       -----------

Commitments and contingencies                                              --                --

Shareholders' equity:
  Preferred and junior preferred stock (no par value, 25,000
     shares authorized)                                                    --                --
  Common stock ($1.00 par value, 1,000,000 shares
     authorized; 226,608 and 196,387 outstanding at
     June 30, 2000 and September 30, 1999, respectively)              226,640           196,387
  Additional paid-in capital                                        2,583,217           769,563
  Retained earnings (deficit)                                         (63,780)           70,052
  Accumulated other comprehensive income                               75,633               149
  Treasury stock, at cost                                              (1,543)               --
  Unearned compensation                                                (5,165)             (998)
                                                                  -----------       -----------
          Total shareholders' equity                                2,815,002         1,035,153
                                                                  -----------       -----------
          Total liabilities and shareholders' equity              $ 4,339,270       $ 1,841,950
                                                                  ===========       ===========


            See notes to consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)

                                                 Three Months Ended               Nine Months Ended
                                                      June 30,                           June 30,
                                           -----------------------------      -----------------------------
                                               2000              1999             2000              1999
                                           -----------       -----------      -----------       -----------
Net revenues                               $   530,474       $   380,330      $ 1,542,165       $   991,940
Cost of goods sold                             282,185           216,114          829,090           619,545
                                           -----------       -----------      -----------       -----------

Gross margin                                   248,289           164,216          713,075           372,395

Operating expenses:
  Research and development                     106,017            77,927          294,589           217,838
  Selling, general and administrative           71,017            51,780          205,209           164,323
  Amortization of intangibles                   55,861             2,059           83,603             6,186
  Purchased in-process
     research and development                   50,462                --          196,362                --
  Special charges - Rockwell-retained
     assets                                         --                --               --            20,000
  Special charges - other                           --                --               --            17,906
                                           -----------       -----------      -----------       -----------
          Total operating expenses             283,357           131,766          779,763           426,253
                                           -----------       -----------      -----------       -----------

Operating income (loss)                        (35,068)           32,450          (66,688)          (53,858)

Other income, net                                2,082             2,389            3,592             2,263
                                           -----------       -----------      -----------       -----------

Income (loss) before provision                 (32,986)           34,839          (63,096)          (51,595)
  (benefit) for income taxes

Provision (benefit) for income taxes            20,335            10,449           70,736           (26,479)
                                           -----------       -----------      -----------       -----------

Net income (loss)                          $   (53,321)      $    24,390      $  (133,832)      $   (25,116)
                                           ===========       ===========      ===========       ===========

Net income (loss) per share:
  Basic                                    $     (0.24)     $      0.13       $     (0.65)
                                           ===========      ===========       ===========
  Diluted                                  $     (0.24)     $      0.12       $     (0.65)
                                           ===========      ===========       ===========

Number of shares used in per share
computation:
  Basic                                        218,249          197,570           206,735
                                           ===========      ===========       ===========
  Diluted                                      218,249          206,404           206,735
                                           ===========      ===========       ===========



            See notes to consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                             Nine Months Ended June 30,
                                                             --------------------------
                                                                2000           1999
                                                             ---------       ---------
Cash Flows From Operating Activities:
   Net loss                                                  $(133,832)      $ (25,116)

   Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation                                             140,861         150,933
      Amortization of intangibles                               83,603           6,186
      Purchased in-process research and development            196,362              --
      Special charges -- Rockwell-retained assets                   --          20,000
      Special charges -- other                                      --          17,906
      Deferred income taxes                                       (259)         11,909
      Other non-cash charges                                     5,681          10,407
      Changes in assets and liabilities, net of
        acquisitions:
         Receivables                                           (95,242)        (15,353)
         Inventories                                           (72,452)         10,658
         Accounts payable                                      (68,458)         24,943
         Accrued expenses and other current liabilities         85,335          (9,024)
         Other                                                      41         (25,502)
                                                             ---------       ---------

    Net cash provided by operating activities                  141,640         177,947
                                                             ---------       ---------

Cash Flows From Investing Activities:
   Capital expenditures                                       (232,050)        (75,431)
   Purchase of marketable securities                            (6,011)             --
   Sale of marketable securities                                 9,103              --
   Acquisitions of businesses, net of cash acquired
     of $23,895                                                    717              --
   Investments in and advances to businesses                  (174,623)             --
                                                             ---------       ---------
    Net cash used in investing activities                     (402,864)        (75,431)
                                                             ---------       ---------

Cash Flows From Financing Activities:
   Issuance of convertible subordinated notes                  631,300         340,375
   Payments of short-term debt                                      --         (14,075)
   Net transfers to Rockwell                                        --         (44,670)
   Proceeds from exercise of stock options                      94,698          13,595
                                                             ---------       ---------

    Net cash provided by financing activities                  725,998         295,225
                                                             ---------       ---------

    Net increase in cash and cash equivalents                  464,774         397,741

Cash and cash equivalents at beginning of period               398,516          14,000
                                                             ---------       ---------

Cash and cash equivalents at end of period                   $ 863,290       $ 411,741
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

FISCAL PERIODS

For presentation purposes, references made to the periods ended June 30, 1999 relate to the actual fiscal 1999 periods ended July 2, 1999, as previously reported.

STOCK SPLIT

Common share and per common share amounts for all periods presented have been restated to reflect the two-for-one stock split (in the form of a dividend) effected on October 29, 1999 for shareholders of record as of September 24, 1999.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current period presentation.

RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will generally be immediately recognized in earnings. Implementation of SFAS 133 is required as of the beginning of fiscal year 2001 and is not expected to have a material effect on the Company's financial position or results of operations.

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will be required to adopt SAB 101 no later than the fourth quarter of fiscal year 2001. The Company is in the process of evaluating the effect, if any, that the adoption of SAB 101 will have on its consolidated results of operations and financial position.


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

OTHER: In the fourth quarter of fiscal 1998, Conexant restructured its business and recorded special charges of $147 million. In the first quarter of fiscal 1999, Conexant recorded additional special charges of $18 million. The additional charges include $17 million relating to the Voluntary Early Retirement Program ("VERP") and $1 million relating to decommissioning equipment, activities at foreign subsidiaries, and contract cancellations at the Colorado Springs wafer fabrication facilities. The restructuring actions are complete.


3.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months and nine months ended June 30, 2000 and 1999 is as follows:


                                                      Three months ended             Nine months ended
                                                            June 30,                       June 30,
                                                   -------------------------       -------------------------
                                                      2000            1999            2000            1999
                                                   ---------       ---------       ---------       ---------
Net income (loss)                                  $ (53,321)      $  24,390       $(133,832)      $ (25,116)

Other comprehensive income:
  Foreign currency translation adjustments              (144)         (1,995)            143          (1,346)
  Unrealized gains on marketable securities           (6,520)             --         121,881           3,020
  Less: realized gains included in net income             --          (3,020)             --          (3,020)
  Income taxes                                         2,490           1,161         (46,540)             --
                                                   ---------       ---------       ---------       ---------
    Other comprehensive income                        (4,174)         (3,854)         75,484          (1,346)
                                                   ---------       ---------       ---------       ---------
Comprehensive income (loss)                        $ (57,495)      $  20,536       $ (58,348)      $ (26,462)
                                                   =========       =========       =========       =========

Accumulated other comprehensive income consists of the following:

                                                          As of
                                               --------------------------
                                               June 30,      September 30,
                                                 2000            1999
                                               ---------     ------------
Unrealized gains on marketable securities      $ 121,881       $      --
Foreign currency translation adjustments             292             149
Income taxes                                     (46,540)             --
                                               ---------       ---------
Accumulated other comprehensive income         $  75,633       $     149
                                               =========       =========


4.  NET INCOME (LOSS) PER SHARE

Prior to the December 31, 1998 spin-off of Conexant from Rockwell, Conexant was not an independent company. Consequently, for periods prior to the spin-off, net income (loss) per share is not presented and pro forma net loss per share (computed as if the spin-off had occurred on October 1, 1998) is shown below. The number of pro forma weighted average shares outstanding used in the computation of pro forma net loss per share for the nine months ended June 30, 1999 was based upon the weighted average number of Rockwell shares and share equivalents outstanding during the period, adjusted for the distribution ratio of one share of the Company's common stock for every two shares of Rockwell common stock and for the effect of Conexant's October 1999 two-for-one stock split. These pro forma results are not indicative of future results. Pro forma basic and diluted loss per share for the nine months ended June 30, 1999 is as follows (in thousands, except per share data):

                                                 Nine months ended
                                                   June 30, 1999
                                                  -----------------
Net loss                                            $ (25,116)
Pro forma basic and diluted net loss per share      $   (0.13)
Pro forma basic and diluted weighted
   average common shares outstanding                  190,466


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                      Three months ended              Nine months ended
                                                            June 30,                       June 30,
                                                   --------------------------     ---------------------------
                                                                                                    Pro forma
                                                      2000            1999           2000             1999
                                                   ----------      ----------     ----------       ----------
Income:
Net income (loss) available to common
  shareholders - basic and diluted                 $  (53,321)     $   24,390     $ (133,832)      $  (25,116)
                                                   ==========      ==========     ==========       ==========
Shares:
Weighted-average shares outstanding - basic           218,249         191,570        206,735          190,466

Effect of dilutive securities:
  Stock options                                            --          12,852             --               --
  Restricted stock                                         --           1,982             --               --
                                                   ----------      ----------     ----------       ----------
Weighted-average shares outstanding - diluted         218,249         206,404        206,735          190,466
                                                   ==========      ==========     ==========       ==========
Net income (loss) per share:
  Basic                                            $    (0.24)     $     0.13     $    (0.65)      $    (0.13)
                                                   ==========      ==========     ==========       ==========
  Diluted                                          $    (0.24)     $     0.12     $    (0.65)      $    (0.13)
                                                   ==========      ==========     ==========       ==========


For the fiscal 2000 periods, the number of weighted average shares outstanding includes approximately 2.2 million shares of Conexant common stock which are required to be issued on a delayed basis as part of an acquisition. The average shares listed below were not included in the computation of diluted earnings per share, as their effect would have been antidilutive for the periods presented (in thousands):


                                                                 Three months ended      Nine months
                                                                       June 30,            ended
                                                                 ------------------       June 30,
                                                                  2000         1999         2000
                                                                 ------        ----        ------
Effect of stock options (under the treasury stock method)        14,360          --        16,708
Restricted stock and other                                          729          --           527
4-1/4% convertible subordinated notes due 2006                   15,153          --        15,153
4% convertible subordinated notes due 2007                        6,019          --         3,232


5.  INVENTORIES

Inventories, net consist of the following (in thousands):


                                          June 30,     September 30,
                                            2000           1999
                                          --------     -------------
Raw materials, parts, and supplies        $ 40,863        $ 29,998
Work-in-process                            203,842         160,781
Finished goods                              54,482          33,698
                                          --------        --------
Inventories, net                          $299,187        $224,477
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


8.  ACQUISITIONS

In June 2000, Conexant acquired HotRail, Inc. ("HotRail"), an Internet infrastructure semiconductor company developing advanced, integrated complementary metal-oxide semiconductor ("CMOS") technologies for high-speed switching, interconnect and scalable processing for networking systems. Consideration for the acquisition consisted of 5.9 million shares of Conexant common stock and options to purchase an additional 1.3 million shares. The total value of such consideration was approximately $349.8 million. In addition, Conexant may issue up to an additional 652,000 shares, initially held back for the payment of contingent indemnification obligations, upon the expiration of an escrow period in fiscal 2001.

In May 2000, Conexant acquired Philsar Semiconductor Inc. ("Philsar"), a developer of radio-frequency ("RF") semiconductor solutions for personal wireless connectivity, including emerging standards such as Bluetooth, and RF components for third-generation ("3G") digital cellular handsets. To effect the acquisition of Philsar by Conexant, all of the then-outstanding capital stock of Philsar was exchanged for an instrument which provides for approximately 2.2 million shares of Conexant common stock to be issued on a delayed basis. As additional consideration for the acquisition, Conexant converted the outstanding Philsar stock options into options to purchase an additional 525,000 shares of Conexant common stock. The total value of such consideration was approximately $107.4 million. Conexant may also be required to issue up to an additional 248,000 shares of common stock initially held in escrow for the payment of contingent indemnification obligations, upon the expiration of an escrow period in fiscal 2001.

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

In January 2000, Conexant acquired Microcosm Communications Limited ("Microcosm"), a technology leader in the field of high-speed integrated circuits for fiber optic communications located in Bristol, England. Consideration for the acquisition consisted of 1.5 million shares of Conexant common stock, options to purchase an additional 94,000 shares, and approximately $3.1 million in cash. The total value of such consideration was approximately $103.8 million. Additional consideration of up to $18 million, initially held back for the payment of contingent indemnification obligations, may become payable in April 2001. The shareholders and optionholders of Microcosm could also receive additional consideration of up to $51.4 million, payable in the form of shares of common stock and stock options, if certain performance and technology goals are achieved.

During fiscal 2000, Conexant also completed the acquisitions of four other businesses--Sierra Imaging, Inc., Applied Telecom, Inc., Istari Design Inc., and the wireless broadband unit of Oak Technology, Inc.--each engaged in the development and sale of semiconductors and related software products for communications and imaging applications. Aggregate consideration for these acquisitions consisted of $9.7 million in cash, 1.4 million shares of

Conexant common stock, and options to purchase approximately 0.3 million shares of Conexant common stock. The aggregate value of such consideration was approximately $88.1 million. Certain of the acquisitions include provisions under which the former shareholders could receive additional consideration of up to $15.0 million, payable in a combination of Conexant common stock and cash, if certain performance and technology goals are achieved. Conexant may be required to issue up to an additional 0.1 million shares of common stock initially held back for the payment of contingent indemnification obligations, upon the expiration of an escrow period in fiscal 2001.

The acquisitions have each been recorded under the purchase method of accounting. The value of the consideration for each acquisition has been allocated among the assets and liabilities acquired, including identified intangible assets and in-process research and development ("IPRD"), based upon estimated fair values. The excess of the value of the consideration over the net assets acquired is allocated to goodwill. In connection with four of the transactions, an aggregate of $196.4 million was allocated to IPRD, and expensed immediately upon completion of the acquisitions, because the technological feasibility of products under development had not been established and no future alternative uses existed.

The fiscal 2000 acquisitions are summarized below (in thousands):

                                       Shares of                                    Goodwill and
                                     common stock  Total value of                    identified
Transaction                             issued      consideration       IPRD         intangibles
-----------                          ------------  --------------     --------      -------------
Maker                                   12,651        $979,591        $118,500        $894,148
HotRail                                  5,866         349,843          26,100         345,743
Philsar                                  2,227         107,366          24,362          78,279
Microcosm                                1,523         103,827          27,400          86,798
Other fiscal 2000 acquisitions           1,416          88,104              --          87,754

Consideration for the fiscal 2000 acquisitions consisted of Conexant common stock issued and stock options assumed (aggregate value $1.6 billion) and cash of $12.8 million. In connection with the acquisitions, Conexant recorded net deferred tax liabilities of approximately $105.2 million.

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


                                                     Nine months ended
(in thousands, except per share data)                    June 30,
                                              -------------------------------
                                                  2000              1999
                                              -----------         -----------
Net revenues                                  $ 1,560,394         $ 1,015,907

Net loss                                         (101,360)           (245,614)

Net loss per share - basic and diluted        $     (0.45)        $     (1.15)

In addition to the transactions discussed above, during fiscal 2000, Conexant entered into strategic agreements with vendors under which Conexant will receive foundry capacity to support its future growth. As part of the agreements, Conexant made advance payments of $114.6 million in fiscal 2000 and will advance at least $75 million in fiscal 2001.


9.  GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible and intangible assets acquired. Goodwill and other intangible assets are amortized on a straight-line basis over the periods indicated below. Reviews are regularly performed to determine whether facts or circumstances exist which indicate that the carrying value of the asset is impaired. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. No impairment has been indicated to date.

Goodwill and intangible assets consist of the following (dollars in thousands):


                                Life in         June 30,          September 30,
                                 years            2000                1999
                                -------        -----------        ------------
Goodwill                         3 - 10        $ 1,220,924         $    20,316
Developed technology            5 - 8.5            294,559              40,346
Other intangible assets          2 - 10             50,374              12,603
                                               -----------         -----------
                                                 1,565,857              73,265
Accumulated amortization                          (109,044)            (25,441)
                                               -----------         -----------
                                               $ 1,456,813         $    47,824
                                               ===========         ===========


10.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest, net of amounts capitalized, was $13.2 million and $1.7 million for the nine months ended June 30, 2000 and June 30, 1999, respectively. Cash paid for income taxes for the nine months ended June 30, 2000 and June 30, 1999 was $19.7 million and $0.7 million, respectively. In periods prior to the Distribution, all interest and income tax payments were made by Rockwell.

Significant noncash transactions during the nine months ended June 30, 2000, in addition to the acquisitions described in Note 8, include income tax benefits of approximately $166.2 million resulting from employee stock transactions which were credited to additional capital. During the nine months ended June 30, 1999, Conexant transferred its wafer fabrication facilities in Colorado Springs, Colorado (and the related tax benefit) with a book value of approximately $59 million to Rockwell as well as certain other tax benefits of $25 million related to a litigation matter.


11.  SUBSEQUENT EVENTS

In July 2000, Conexant agreed to acquire Novanet Semiconductor Ltd. ("Novanet"), a fabless designer of high-speed physical layer networking solutions located in Ra'anana, Israel. Consideration for the acquisition will be approximately 2.4 million shares of Conexant common stock (valued at approximately $108.5 million) including the assumption of certain stock options. In addition, the shareholders of Novanet may be entitled to receive additional consideration of up to $35.0 million if certain performance and technology development goals are achieved. The acquisition of Novanet is expected to close during the fourth quarter of fiscal 2000 and will be recorded using the purchase method of accounting.

Also in July 2000, Conexant agreed to acquire NetPlane Systems, Inc. ("NetPlane"), a leading supplier of carrier-class networking software for Internet infrastructure equipment located in Dedham, Massachusetts. Consideration for the acquisition will be approximately 2.0 million shares of Conexant common stock (valued at approximately $90.8 million) including the assumption of certain stock options. In addition, the shareholders of NetPlane may be entitled to receive up to an additional 0.7 million shares of common stock if certain performance goals are achieved. The acquisition of NetPlane is expected to close during the fourth quarter of fiscal 2000 and will be recorded using the purchase method of accounting.

In July 2000, Conexant amended its credit facility to increase the maximum amount of available borrowings to $475.0 million, to release the security interest of the lenders in Conexant's assets, and to extend the term to July 2003. The credit facility is secured by the capital stock of Conexant's significant subsidiaries. Covenants previously contained in the credit facility were also amended to allow Conexant greater flexibility in business acquisitions, capital expenditures, and other transactions.

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

RESULTS OF OPERATIONS

NET REVENUES

The following table summarizes the net revenues of the Company's five product platforms (dollars in thousands):

                               Three months ended June 30,               Nine months ended June 30,
                             --------------------------------       -----------------------------------
                               2000       Change       1999            2000         Change       1999
                             --------     -------    --------       ----------      ------     --------
Personal Computing           $183,956       19%      $154,416       $  553,342        21%      $456,249
Network Access                155,267       88%        82,601          399,038       133%       171,350
Wireless Communications        92,599       32%        70,047          291,575        69%       172,360
Digital Infotainment           71,032       48%        47,868          211,298        63%       129,956
Personal Imaging               27,620        9%        25,398           86,912        40%        62,025
                             --------                --------       ----------                 --------

Totals                       $530,474       39%      $380,330       $1,542,165        55%      $991,940
                             ========                ========       ==========                 ========

Revenue mix:

Personal Computing                 35%                     41%              36%                      46%
Network Access                     29%                     22%              26%                      17%
Wireless Communications            18%                     18%              19%                      18%
Digital Infotainment               13%                     12%              14%                      13%
Personal Imaging                    5%                      7%               5%                       6%

Net revenues for the third quarter and first nine months of fiscal 2000 compared to fiscal 1999 included revenue growth in each of the Company's product platforms. The "expansion platforms" (which exclude Personal Computing) continue to be the Company's fastest-growing platforms, with aggregate revenue growth of 53% and 85% for the third quarter and first nine months of fiscal 2000, respectively, compared with the year-earlier periods.

In the Company's Personal Computing platform, the growth in net revenues reflects continued solid demand in sales of dial-up modems, with revenues for the fiscal third quarter increasing 19% year-over-year. Sales of the Company's
V.90 software modem portfolio, which accounted for approximately one-third of total PC dial-up modem shipments, increased almost 200% from their year-earlier levels. The Company also achieved strong growth in sales of embedded modems, enabling communications in a variety of devices including gaming consoles, web browsers, and personal digital assistants.

Revenue growth in the Company's Network Access platform for the third quarter and first nine months of fiscal 2000 came from each of the three Network Access businesses--multi-service access, WAN transport, and broadband access--as demand continued to be fueled by the ongoing global network infrastructure upgrade in support of the increase in Internet traffic. The WAN transport portfolio had significant growth as the result of the strong demand for SONET transceivers, network processors and ATM physical-layer solutions, T/E framers, and line interface units. In the multi-service access business, shipments of the AnyPort multi-service access product family enjoyed strong growth as networking original equipment manufacturers ("OEMs") continued their deployment of multi-service IP gateways. In the Company's broadband access portfolio, including symmetrical and asymmetrical digital subscriber line products, unit shipments for the first nine months of fiscal 2000 increased more than 200% over the fiscal 1999 period due to continued strong demand from a broad customer base of DSL access multiplexer and integrated access device OEMs.

Within the Wireless Communications platform, revenue growth for the third quarter and first nine months of fiscal 2000 compared to the fiscal 1999 periods was principally driven by the digital cellular portion of the Company's wireless business. The Company continued to benefit from strong end market demand for GSM digital cellular handsets, with significant year over year unit shipment growth in GSM power amplifiers and GSM radio frequency subsystems. Conexant's GSM system initiative also contributed to the growth in revenues for the third fiscal quarter and first nine months compared to the year-earlier periods. However, sales of the Company's CDMA products were adversely affected by a slowdown in demand for CDMA handsets in the Korean market. In June 2000, the Korean government imposed a ban on the country's service providers prohibiting the subsidization of new digital cellular handsets, thereby curtailing domestic demand for new and replacement units. The Korean government's action is likely to affect the Company's sales in the Korean market in the near term.

In the Digital Infotainment platform, the increased revenues for the third quarter and first nine months of fiscal 2000 over the fiscal 1999 periods reflect strong demand for the Company's video processing solutions, satellite tuners and demodulators, and back-channel telephony solutions. Shipments of satellite tuners and demodulators increased over 250% and shipments of PCI and side-port video decoders (for "TV in the PC" applications) increased over 70% for the first nine months of fiscal 2000 compared to the year-earlier period.

Net revenues for Personal Imaging for third quarter and first nine months of fiscal 2000 compared to same periods of fiscal 1999 reflect continued strong demand for fax modems and facsimile engines from leading office equipment OEMs, and increased penetration of the expanding multifunction peripheral market. However, sales of fax products for the third quarter of fiscal 2000 were adversely affected by external packaging capacity constraints which the Company experienced during the quarter. Revenues for the fiscal 2000 third quarter also reflect increased shipments of CMOS imaging solutions for PC camera applications. In the fiscal 1999 periods, revenues were affected by the economic recession in the Asia-Pacific markets during that period.

During the third quarter of fiscal 2000, revenues in the Digital Infotainment and Personal Imaging platforms were affected by delays in the fulfillment of certain customer orders resulting from a temporary shortage of outside device assembly and packaging capacity. The assembly and packaging capacity shortage was principally the result of the lead time necessary to qualify new vendors as compliant with applicable production quality standards. While the Company believes it has qualified an adequate number of device assembly and packaging vendors to satisfy its current requirements, the Company may need to qualify additional vendors in the future to support its continued sales growth. Should the Company experience further delays in the availability of qualified outside device assembly and packaging capacity, the Company's revenues may be adversely affected.


GROSS MARGIN

                                Three months ended June 30,       Nine months ended June 30,
                              ------------------------------    ------------------------------
                                2000       Change     1999        2000      Change      1999
                              --------     ------   --------    --------    ------    --------
Gross margin                  $248,289      51%     $164,216    $713,075      91%     $372,395
Percent of revenues                 47%                   43%         46%                   38%

The gross margins achieved in the third quarter and first nine months of fiscal 2000 principally reflect the continued shift in the Company's product mix toward higher-margin products. The gross margin improvement for the first nine months of fiscal 2000 also reflects the higher factory utilization at the Company's wafer fabrication facilities which resulted from increased unit sales volume. Gross margins for the first nine months of fiscal 1999 were adversely affected by unusually high inventory costs which resulted from low manufacturing capacity utilization during the preceding four months.

RESEARCH AND DEVELOPMENT

                                Three months ended June 30,       Nine months ended June 30,
                              ------------------------------    ------------------------------
                                2000      Change      1999        2000      Change      1999
                              --------    ------     -------    --------    ------    --------
Research and development      $106,017      36%      $77,927    $294,589      35%     $217,838
Percent of revenues                 20%                   20%         19%                   22%

The Company has increased the focus of its research and development efforts in the areas of Internet infrastructure, wireless communications, and broadband access. The increase in research and development expenses for the third quarter and first nine months of fiscal 2000 compared with the prior year periods principally reflects the higher headcount and related costs resulting from the Company's increased investment in those areas. Subsequent to June 1999, the Company's recruiting programs have increased its engineering team by over 700 engineers, including almost 300 engineers joining the Company through the successful acquisition of eight businesses during fiscal 2000. The fiscal 1999 periods reflect certain cost-cutting actions taken in the fourth quarter of fiscal 1998, including headcount reductions, design center closures, and certain project cancellations.

SELLING, GENERAL, AND ADMINISTRATIVE

                                Three months ended June 30,       Nine months ended June 30,
                               -----------------------------    ------------------------------
                                 2000     Change      1999       2000       Change      1999
                               -------    ------     -------    --------    ------    --------
Selling, general, and
   administrative              $71,017      37%      $51,780    $205,209      25%     $164,323
Percent of revenues                 13%                   14%         13%                   17%

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

AMORTIZATION OF INTANGIBLES

                                Three months ended June 30,        Nine months ended June 30,
                               -----------------------------     -----------------------------
                                 2000      Change      1999       2000       Change      1999
                               -------     ------     ------     -------     ------     ------
Amortization of intangibles    $55,861       nm       $2,059     $83,603       nm       $6,186


nm = not meaningful

The higher amortization expense in the fiscal 2000 periods resulted from the eight business acquisitions completed during the first nine months of fiscal 2000. In connection with these acquisitions, an aggregate of nearly $1.5 billion was allocated to identifiable intangible assets and goodwill. Such assets are being amortized over their estimated lives, principally five years. Consequently, amortization expense for the fourth quarter of fiscal 2000 will exceed $75.0 million as the most recent acquisitions are included in the full fiscal quarter. The Company has recently announced agreements to acquire two additional companies, and may make other business acquisitions in the future. The completion of any such business acquisitions will result in further increases in the level of amortization expense.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT: In connection with its fiscal 2000 business acquisitions, Conexant recorded charges totaling $196.4 million for the fair value of purchased in-process research and development ("IPRD"). The fair values allocated to the intangible assets acquired, including the IPRD, were based upon independent appraisals.

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

The total charge for IPRD resulting from the acquisition of Maker (which Conexant agreed to acquire in December 1999) was $118.5 million. Maker is a fabless semiconductor company that develops and markets high-performance programmable network processors, software solutions, and development tools targeting markets requiring high-intensity communications processing. IPRD projects relating to seven product families were identified and valued. The projects are directed toward the development of high-performance programmable communications processors and applications software. Maker's IPRD projects ranged from 55% to 92% complete and averaged approximately 75% complete, with aggregate estimated costs to complete all of the projects of $5.7 million. The IPRD projects principally are expected to be completed within 12 months of the acquisition date. The average discount rates used were 30% for IPRD projects and 20% for developed technology, which reflect the specific risks associated with each of the intangible assets. The weighted average cost of capital was estimated at 18%.

The total charge for IPRD for the Microcosm acquisition (completed in January
2000) was $27.4 million. Microcosm is a technology leader in the field of high-speed integrated circuits for fiber optic communications. IPRD projects relating to four product families were identified and valued. The projects are directed toward the development of high-performance programmable communications processors. Microcosm's IPRD projects ranged from 77% to 90% complete and averaged approximately 84% complete, with total estimated costs to complete all of the projects of $0.8 million. The IPRD projects are principally expected to be completed within twelve months of the acquisition date. The average discount rates used were 35% for IPRD projects and 25% for developed technology, which reflect the specific risks associated with each of the intangible assets. The weighted average cost of capital was estimated at 20%.

The total charge for IPRD for the Philsar acquisition (completed in May 2000) was $24.4 million. Philsar is a developer of RF semiconductor solutions for personal wireless connectivity, including emerging standards such as Bluetooth, and RF components for third-generation (3G) digital cellular handsets. IPRD projects relating to five product families were identified and valued. The projects are directed toward the development of Bluetooth products including RF transceivers, a baseband controller, and an integrated single-chip Bluetooth solution. Philsar's IPRD projects ranged from 41% to 78% complete and averaged approximately 60% complete, with total estimated costs to complete all of the projects of $5.4 million. The IPRD projects are principally expected to be completed within one year of the acquisition date. The average discount rates used were 30% for IPRD projects and 25% for developed technology, which reflect the specific risks associated with each of the intangible assets. The weighted average cost of capital was estimated at 20%.

The total charge for IPRD for the HotRail acquisition (completed in June 2000) was $26.1 million. HotRail is an Internet infrastructure IC company developing advanced, integrated CMOS technologies for high-speed switching, interconnect and scalable processing for networking systems. IPRD projects relating to two product families were identified and valued. The projects are directed toward the development of scaleable, high-speed switch fabric systems and the HotRail Channel parallel CMOS transceiver. HotRail's IPRD projects ranged from 34% to 95% complete and averaged approximately 74% complete, with total estimated costs to complete all of the projects of $11.7 million. The IPRD projects are principally expected to be completed within one year of the acquisition date. The average discount rates used were 34% for IPRD projects and 24% for developed technology, which reflect the specific risks associated with each of the intangible assets. The weighted average cost of capital was estimated at 24%.

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

OTHER INCOME, NET

                                Three months ended June 30,        Nine months ended June 30,
                                ----------------------------      -----------------------------
                                 2000      Change      1999       2000       Change      1999
                                ------     ------     ------      ------     ------     ------
Other income, net               $2,082       nm       $2,389      $3,592       nm       $2,263

Other income, net principally consists of interest income on invested cash balances, offset by interest expense on the Company's $1 billion principal amount of convertible subordinated notes. In the fiscal 2000 periods, other income, net principally reflects net interest income resulting from both higher interest rates and larger invested cash balances, including a portion of the proceeds of the $650 million principal amount of 4% Convertible Subordinated Notes due 2007 issued in February 2000. The fiscal 1999 periods reflect net interest expense due to lower invested cash balances, offset by gains on the sale of certain investments.

PROVISION (BENEFIT) FOR INCOME TAXES: For the first nine months of fiscal 2000, the Company's provision for income taxes was $70.7 million. In the similar period of fiscal 1999, the Company recorded an income tax benefit of $26.5 million due to a loss from operations. Exclusive of the non-deductible charges for IPRD and amortization of intangible assets resulting from the Company's recently-completed acquisitions, the effective tax rate for the first nine months of fiscal 2000 was approximately 30% of pretax income. This rate reflects the positive impact of state and federal research and experimentation tax credits available to the Company. The Company anticipates that its effective tax rate, exclusive of the non-deductible charges for IPRD and amortization of intangible assets, will be approximately 30% for fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $141.6 million for the nine months ended June 30, 2000, compared to $177.9 million for the similar period in fiscal 1999. Operating cash flows reflect the Company's net loss of $133.8 million offset by noncash charges (depreciation and amortization, IPRD, and other) of $426.2 million, and a net working capital increase of approximately $150.8 million. Before the effect of working capital changes, operating cash flow increased to $292.4 million for the first nine months of fiscal 2000, compared to $192.2 million for the fiscal 1999 period.

The fiscal 2000 working capital increase includes a $95.2 million increase in receivables, principally due to higher quarterly sales. The receivables increase also reflects the strong sales volume experienced near the end of the fiscal third quarter. The Company's allowance for doubtful accounts decreased by $2.8 million during the fiscal 2000 period, resulting from the write-off of certain previously-reserved accounts. The working capital change also included a $72.5 million build-up in inventories, principally reflecting higher inventory levels in anticipation of increasing shipments of new products and, to a lesser extent, the impact of lower demand for CDMA products in the Korean market. With industry wafer fabrication capacity continuing to tighten, the Company also took advantage of its recently-expanded foundry relationships, drawing on currently-available wafer fabrication capacity to stage materials for expected production requirements. The working capital increase also reflects a $68.5 million reduction of accounts payable due to the timing of vendor payments. These amounts were partially offset by a $85.4 million increase in accrued expenses and other current liabilities, and other working capital changes.

Investing activities used $402.9 million of cash during the first nine months of fiscal 2000, compared to $75.4 million for the similar period in fiscal 1999. Capital expenditures totaled $232.1 million during the fiscal 2000 period, as the Company continued its investment in new process technologies including its gallium arsenide wafer manufacturing facility in Newbury Park, California, new silicon-based high performance RF specialty processes in Newport Beach, California, and the expansion of assembly and test operations in Mexicali, Mexico. Cash used for the Company's fiscal 2000 business acquisitions was approximately $0.7 million, net of cash acquired of $23.9 million. In addition, the Company made investments in, or advances to, businesses totaling $174.6 million, including advances to vendors of $114.6 million and approximately $60.0 million of equity investments, principally in early-stage communications technology companies. The vendor advances were made pursuant to agreements under which the Company will receive foundry capacity to support future growth. Cash used in investing activities during the fiscal 1999 period consisted of routine capital expenditures of $75.4 million.

The Company's financing activities provided cash of $726.0 million during the first nine months of fiscal 2000, including the net proceeds from the sale of the 4% Convertible Subordinated Notes due 2007 ($631.3 million) and proceeds from the exercise of stock options ($94.7 million). During the similar period of fiscal 1999, cash provided by financing activities of $295.2 million consisted of $340.4 million in net proceeds from the sale of the 4-1/4% Convertible Subordinated Notes due 2006 and proceeds from the exercise of employee stock options of $13.6 million, partially offset by the transfer of available cash balances to Rockwell and repayment of a loan at the Company's Japanese subsidiary.

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

In July 2000, Conexant amended its credit facility to increase the amount of available borrowings thereunder to $475.0 million, to remove the lenders' security interest in the Company's assets, and various other modifications. The amended credit facility matures in July 2003.

The Company's principal sources of liquidity are its existing cash reserves, cash generated from operations, and available borrowings under its $475.0 million credit facility. As of June 30, 2000, there were no borrowings outstanding under the credit facility. Cash and cash equivalents at June 30, 2000 totaled $863.3 million compared to $398.5 million at September 30, 1999. Working capital at June 30, 2000 was approximately $1.4 billion compared to $604.5 million at September 30, 1999.

The Company believes that its existing sources of liquidity, along with cash expected to be generated from future operations, will be sufficient to fund operations, research and development efforts, and anticipated capital expenditures and advances for the foreseeable future. However, the Company continues to evaluate acquisition opportunities to extend its technology portfolio and design expertise and to expand its product offerings. The Company's manufacturing operations are capital intensive, and the Company may need to increase its capital spending to obtain sufficient manufacturing capacity to support continued revenue growth. In order to complete any such acquisitions or increased capital expenditures, the Company may seek to obtain additional borrowings or issue additional shares of its common stock. There can be no assurance that such financing will be available on terms favorable to the Company, or at all.


RECENT ACQUISITIONS

In July 2000, Conexant agreed to acquire Novanet Semiconductor Ltd. ("Novanet"), a fabless designer of high-speed physical layer networking solutions located in Ra'anana, Israel. Consideration for the acquisition will be approximately 2.4 million shares of Conexant common stock (valued at approximately $108.5 million) including the assumption of certain stock options. In addition, the shareholders of Novanet may be entitled to receive additional consideration of up to $35.0 million if certain performance and technology development goals are achieved. The acquisition of Novanet is expected to close during the fourth quarter of fiscal 2000.

Also in July 2000, Conexant agreed to acquire NetPlane Systems, Inc. ("NetPlane"), a leading supplier of carrier-class networking software for Internet infrastructure equipment located in Dedham, Massachusetts. Consideration for the acquisition will be approximately 2.0 million shares of Conexant common stock (valued at approximately $90.8 million) including the assumption of certain stock options. In addition, the shareholders of NetPlane may be entitled to receive up to an additional 0.7 million shares of common stock if certain performance goals are achieved. The acquisition of NetPlane is expected to close during the fourth quarter of fiscal 2000.

The acquisitions will each be recorded under the purchase method of accounting. Assuming completion of the acquisitions of Novanet and NetPlane, the Company expects to record additional goodwill and intangible assets, the amount of which may exceed $190 million. The Company expects to record additional non-deductible amortization expense in each of the five years following the acquisitions, the amount of which may exceed $38 million annually. In addition, upon completion of the acquisitions of Novanet and NetPlane, the Company may record a non-recurring charge for the value of the IPRD, the amount of which has not been determined. The purchase price allocation for each of these acquisitions, including the amount of the charge for IPRD, is preliminary and will be revised upon receipt of final valuation information. Such revisions to the purchase price allocation will also affect the amounts of amortization of intangible assets.



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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's financial instruments include cash and cash equivalents, marketable securities, and long-term debt. At June 30, 2000, the fair values of the Company's cash and cash equivalents approximated their carrying value due to the short maturities of these instruments. The Company's long-term debt consists of convertible subordinated notes with interest at a fixed rate. Consequently, the Company does not have significant cash flow exposure on its long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of Conexant common stock.

The Company's marketable debt securities consist of commercial paper, corporate bonds, and government securities, principally having remaining terms of one year or less. Such securities are subject to interest rate risk. At June 30, 2000, there were net unrealized losses of approximately $23,000 on such securities. Marketable equity securities consist of an equity investment in a semiconductor company, initially made for the promotion of business and strategic objectives, which is subject to equity price risk. All of the Company's marketable securities are classified as available for sale and, as of June 30, 2000, unrealized gains of $75.3 million (net of related income taxes of $46.6 million) on these securities are included in other comprehensive income.

The following table shows the fair values of the Company's investments and its long-term debt as of June 30, 2000 (in thousands):

                                          Carrying Value   Fair Value
                                          --------------   -----------
Cash and equivalents                         $863,290      $  863,290
Marketable debt securities                     31,008          31,008
Marketable equity securities (including
    unrealized gains of $121.9 million)       137,293         137,293
Long-term debt                                999,997       1,274,293


The Company transacts business in various foreign currencies, and the Company has established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures (principally the Japanese yen). Under this program, the Company seeks to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate its overall risk of foreign transaction gains and losses. The Company does not enter into forward contracts for trading purposes. At June 30, 2000, the Company held foreign currency forward exchange contracts (to sell Japanese yen at specified rates) having an aggregate notional amount of $25.7 million, at a notional weighted average exchange rate of approximately 103.5 yen to one dollar. The gains and losses relating to these forward contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. The net unrealized gain/loss on the forward contracts outstanding at June 30, 2000 was not material to the Company's consolidated financial statements. Based on the Company's overall currency rate exposure at June 30, 2000, a 10 percent change in currency rates would not have had a material effect on the financial position, results of operations or cash flows of the Company.

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

On July 29, 1991, Shumpei Yamazaki filed suit against a Japanese subsidiary of Rockwell in the Tokyo District Court, Twenty-ninth Civil Division for patent infringement relating to Conexant's facsimile modem chipsets seeking 685 million yen (approximately $6.3 million based on the exchange rate on July 28, 2000) and court costs. In October 1998, the District Court rendered its decision dismissing the suit against Conexant, from which decision Mr. Yamazaki appealed. On April 12, 1999, Mr. Yamazaki presented his position, as well as additional causes of action at the first portion of the appellate hearing. Conexant presented its position to the appellate court on June 16, 1999. The Court will hear arguments on whether to allow Mr. Yamazaki's new causes of action in September, 2000. Conexant believes it has meritorious defenses to these claims and is vigorously defending this action.

On May 30, 1997, Klaus Holtz filed suit against Rockwell in the U.S. District Court for the Northern District of California for patent infringement relating to Conexant's modem products utilizing the V.42bis standard for data compression. On September 30, 1998, the Court barred any alleged damages arising before May 30, 1997. On December 17, 1998, the Court issued an order construing the claims of the patent. Conexant filed a motion for Summary Judgment of Non-Infringement on February 22, 1999. A hearing was held thereon on June 14, 1999. On October 25, 1999, the Court found in favor of the Company and the case was dismissed. On July 10, 2000 the District Court granted Conexant's motion to declare the case an exceptional case under 35 U.S.C. 285, and awarded Conexant $250,000. Holtz filed a notice of appeal to the court of appeals for the Federal Circuit, challenging the District Court's findings on claim construction, non-infringement and laches. Conexant believes it has meritorious defenses to these claims and is vigorously defending its victory on appeal.

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



ITEM 2. CHANGES IN SECURITIES

In April 2000, the Company issued 121,244 shares of its common stock to the shareholders of Applied Telecom, Inc. in connection with the acquisition by the Company of Applied Telecom, Inc. The issuance of shares was pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The holders of such shares have been granted certain registration rights.

In June 2000, the Company issued 1,000,285 shares of its common stock to the shareholders of Sierra Imaging, Inc. in connection with the acquisition by the Company of Sierra Imaging, Inc. The issuance of shares was pursuant to an exemption from registration under Regulation D of the Securities Act. The holders of such shares have been granted certain registration rights.

Also in June 2000, the Company issued 6,515,207 shares of its common stock to the shareholders of HotRail, Inc. in connection with the acquisition by the Company of HotRail, Inc. The issuance of shares was pursuant to an exemption from registration under Regulation D of the Securities Act. The holders of such shares have been granted certain registration rights.

On July 28, 2000, the Company filed a registration statement on Form S-3 (Registration No. 333-42500) with the SEC registering the resale by the holders thereof of the shares of common stock of the Company issued in the Applied Telecom, Inc., Sierra Imaging, Inc. and HotRail, Inc. acquisitions described above. This registration statement was declared effective by the SEC on August 3, 2000.

In May 2000, the Company issued one share of its Series B Voting Preferred Stock to CIBC Mellon Trust Company, as trustee of the voting trust established under the Voting Trust and Exchange Agreement, in connection with the acquisition of Philsar Semiconductor Inc. ("Philsar"). The trustee is holding the share in trust for the benefit of the holders of exchangeable shares of Philsar issued to Philsar shareholders in connection with the acquisition. The issuance of the share was pursuant to an exemption from registration under Section 4(2) of the Securities Act.

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

 2.3 Reorganization Agreement, dated as of April 11, 2000, by and between Conexant, Philsar Semiconductor Inc., and the Shareholders named in
        Schedule A thereto, filed as Exhibit 4.3 to the Company's Registration
        Statement on Form S-3 (Registration No. 333-38890), is incorporated herein by reference.

 2.4 Agreement and Plan of Merger and Reorganization dated June 27, 2000, by and among Conexant Systems, Inc., Steam Acquisition Corp. and HotRail,
        Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 29, 2000, is incorporated herein by reference.

 3.1    Restated Certificate of Incorporation of Conexant Systems, Inc.

 4.1    Indenture, dated as of February 1, 2000, between the Company and Bank
        One Trust Company, National Association, as trustee, including the form of the Company's 4% Convertible Subordinated Notes Due February 1, 2007 attached as Exhibit A thereto, filed as Exhibit 4.04 to the Company's
        Registration Statement on Form S-4 (Registration No. 333-96033), incorporated herein by reference.

10.1 Credit agreement dated as of December 21, 1998, as Amended and Restated as of July 27, 2000, among Conexant Systems, Inc., certain of its Subsidiaries, the Lenders and the Issuing Banks thereunder, and Credit
        Suisse First Boston, as administrative agent and collateral agent.

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

Report on Form 8-K dated May 17, 2000, containing pro forma financial information relating to the acquisition of Maker Communications, Inc.

Report on Form 8-K dated May 23, 2000, reporting the Company's agreement to acquire Sierra Imaging, Inc.

Report on Form 8-K dated May 30, 2000, reporting the completion of the Company's acquisition of Philsar Semiconductor Inc.

Report on Form 8-K dated June 13, 2000, reporting the completion of the Company's acquisition of Sierra Imaging, Inc.

Report on Form 8-K dated June 27, 2000, reporting the Company's agreement to acquire HotRail, Inc.

Report on Form 8-K dated June 29, 2000, reporting the completion of the Company's acquisition of HotRail, Inc.

Report on Form 8-K dated July 19, 2000, reporting the Company's agreement to acquire Novanet Semiconductor Ltd. and the Company's agreement to acquire NetPlane Systems, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONEXANT SYSTEMS, INC.
                                    (Registrant)



Date: August 4, 2000                By  /s/  Dennis E. O'Reilly
                                        -------------------------------------
                                        Dennis E. O'Reilly
                                        Senior Vice President,
                                        General Counsel and Secretary


Date: August 4, 2000                By  /s/ Steven M. Thomson
                                        -------------------------------------
                                        Steven M. Thomson
                                        Vice President and Controller
                                        (principal accounting officer)

                                  EXHIBIT INDEX


  3.1   Restated Certificate of Incorporation of Conexant Systems, Inc.

 10.1 Credit agreement dated as of December 21, 1998, as Amended and Restated as of July 27, 2000, among Conexant Systems, Inc., certain of its Subsidiaries, the Lenders and the Issuing Banks thereunder, and Credit
        Suisse First Boston, as administrative agent and collateral agent.

 12     Statement re: computation of ratios

 27     Financial Data Schedule.