Form 10-K405
period 2000-09-30
CONEXANT SYSTEMS INC
filed 2000-12-13
CIK 1069353

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000*

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant (based on the closing price as reported on the NASDAQ National Market on November 30, 2000) was approximately $4.9 billion. Shares of voting stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of November 30, 2000 was 242,623,951.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareowners to be held on February 28, 2001, are incorporated by reference into
Part III of this Form 10-K.
---------------
* For presentation purposes of this Form 10-K, references made to the September 30, 2000 period relate to the actual fiscal year ended September 29, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CAUTIONARY STATEMENT

     This Annual Report on Form 10-K contains statements relating to future results of Conexant Systems, Inc. (including certain projections and business trends) that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by the Company's and its customers' products; demand for and market acceptance of new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property; the announced spin-off of the Internet infrastructure business; labor relations of the Company, its customers and suppliers; the Company's ability to attract and retain qualified personnel; and the uncertainties of litigation, as well as other risks and uncertainties including those set forth herein and those detailed from time to time in the filings of the Company with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

     Access Runner(TM), AnyPort(TM) and K56Flex(TM) are trademarks of Conexant Systems, Inc. Other brands, names and trademarks contained in this Annual Report are the property of their respective owners.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Conexant Systems, Inc. ("Conexant" or the "Company") is the world's largest independent company focused exclusively on providing semiconductor products and system solutions for a wide variety of communications electronics. With more than 30 years of experience in developing communications products, Conexant draws upon its expertise in mixed-signal processing technology to deliver semiconductor integrated circuit products and system-level solutions for a broad range of communications applications. These products facilitate communications worldwide through wireline voice and data communications networks, cordless and cellular wireless telephony systems, personal imaging devices and equipment, and emerging cable and wireless broadband communications networks. The Company operates in two business segments: the Personal Networking business and the Internet Infrastructure business.

     On December 31, 1998, Conexant became an independent, separately traded, publicly-held company when Rockwell International Corporation ("Rockwell") spun off its wholly-owned subsidiary, Conexant, by means of a distribution (the "Distribution") of all the outstanding shares of common stock of Conexant to the shareholders of Rockwell in a tax-free spin-off. Prior to the Distribution, Conexant (formerly named Rockwell Semiconductor Systems, Inc.), together with certain other subsidiaries of Rockwell, operated Rockwell's semiconductor systems business ("Semiconductor Systems"). As part of the Distribution, Rockwell transferred to the Company the assets and liabilities of Semiconductor Systems not already owned by the Company, including the stock of certain subsidiaries, and Conexant transferred to Rockwell all assets and liabilities not constituting part of Semiconductor Systems, including all assets and liabilities of Rockwell's electronic commerce business. Conexant was incorporated as Rockwell Semiconductor Systems, Inc. in Delaware on September 16, 1996, and changed its name to Conexant Systems, Inc., on October 14, 1998. All references herein to Conexant or the Company for periods prior to the Distribution include Semiconductor Systems.

     On September 13, 2000, Conexant announced a plan to spin off its Internet Infrastructure business ("Spinco") through a two-step process. The first step will consist of an initial public offering of common stock of Spinco targeted for January 2001. After completion of the initial public offering, Conexant will continue to own a majority of Spinco's outstanding common stock and a majority of the voting power of Spinco's outstanding common stock. In the second step, Conexant intends, within several months after Spinco's initial public offering, subject to the satisfaction of certain conditions, to distribute to its shareholders all of the shares of Spinco's common stock that Conexant owns. However, there can be no assurance that the initial public offering or the spin-off will be successfully completed.

PERSONAL NETWORKING BUSINESS

     The Personal Networking business designs, develops and sells semiconductor products and system solutions in four general personal communications applications markets -- Personal Computing, Personal Imaging, Digital Infotainment and Wireless Communications. Personal Computing products include telephony-based communications solutions for personal computing terminals and other communication devices such as gaming consoles, web browsers and handheld devices. Personal Imaging products consist of semiconductor and software products that enable image capture, processing and output for fax machines, printers and digital still and video cameras. Digital Infotainment products include semiconductor solutions that perform communication and media processing functions within a variety of information and entertainment platforms. Wireless Communications products are comprised of components, subsystems and system-level semiconductor solutions for wireless voice and data communication applications, including digital cellular handsets and base stations, cordless telephones and global positioning system ("GPS") receivers.

  Personal Computing

     Personal Computing products include telephony-based communications solutions for personal computing terminals and other communications devices such as gaming consoles, web browsers and handheld devices.

     The Company is the world's leading supplier of V.90 dial-up modem chipsets to modem subsystem manufacturers who supply modems to personal computer ("PC") original equipment manufacturers ("OEMs") and retail modem markets. To provide a broader range of modem products to its customers, the Company is supplying mixed-signal intensive, controllerless modem chipsets and software modem solutions which take advantage of the increasing power of PC central processors and use software to perform functions traditionally enabled by semiconductor components. In addition, the Company has transitioned its V.90 dial-up modem technology to other end-user products and is a leading supplier of embedded modems for a host of emerging Internet appliances.

     Further, Cisco Systems and Conexant each contributed key technologies toward the new V.92 modem specification. The V.92 standard provides a number of features including QuickConnect(TM) which improves how quickly users can connect with internet service providers ("ISPs") and modem-on-hold, which enables users to suspend and re-activate their dial-up connection to either receive or initiate a call, without having to implement the entire dial-up sequence. The
V.92 standard also includes a capability called pulse code modulation ("PCM") upstream, which boosts the upstream data rates from the user to the ISP to reduce transfer times for large files and e-mail attachments sent by the user. In November 2000, the Company endorsed the International Telecommunications Union ("ITU") ratification in favor of a final set of V.92 modem specifications.

     The Company has also developed integrated audio/modem solutions which combine highly-integrated semiconductor hardware solutions with audio software products. Additionally, Personal Computing offers home networking products that enable personal communications devices to share data, voice and video utilizing existing telephone lines, coaxial cable, power line and wireless links.

     Capitalizing on its core mixed-signal processing technologies and its digital subscriber line ("DSL") technology, the Company has begun volume shipments of full rate and G.lite asymmetric DSL ("ADSL") modem chipsets permitting broadband digital transmission of data, voice and video over existing standard telephone lines at speeds of up to 8 megabits per second ("Mbps").

  Personal Imaging

     Personal Imaging products consist of semiconductor and software products that enable image capture, processing and output for fax machines, printers and digital still and video cameras. The market for integrated image-communications systems is rapidly emerging, driven by increased demand for color documents, print quality improvements, new digital-video applications and integration with the Internet. The Company provides system-level solutions in support of these applications.

     The Company's fax modem products, which are found in three out of every four fax machines in the world, include the industry's broadest portfolio of highly integrated single-chip fax modems and engines. The Company has expanded its fax modem product line to address multifunction peripheral systems ("MFPs") by combining fax, print, copy and scan capabilities into a highly-integrated chipset. This complete, scalable solution supports the full range of capture-to-copy functionality, including a MFP controller, a fax modem and a printer interface application specific integrated circuit ("ASIC"), along with comprehensive reference designs and a full suite of embedded firmware and software.

     Capitalizing on core imaging technologies originally developed by Rockwell's Science Center, the Company offers a family of complementary metal oxide semiconductor ("CMOS") image sensors, camera engines, software, and reference designs for PC teleconferencing and digital still and video cameras. In May 2000, the Company acquired Sierra Imaging, Inc. ("Sierra") to accelerate participation in the CMOS imaging market. The combination of Sierra's "back-end" digital image processors and image management software, together with Conexant's "front-end" CMOS image sensors, offers digital camera manufacturers the industry's first complete silicon-based digital camera solution. The Company's solutions also provide the enabling technology for new imaging functionality in personal communications platforms such as personal digital assistants ("PDAs"), web browsers and cell phones, each of which draws on the Company's broad portfolio of core communications technologies. In addition to CMOS imaging sensors and back-end processors, Personal Imaging is investing in next generation MFP chipsets.

  Digital Infotainment

     Digital Infotainment products include semiconductor solutions that perform communication and media processing functions within a variety of information and entertainment platforms. The Company offers a variety of key silicon-based products including video encoders/decoders, MPEG processors and single-chip cable modems, as well as satellite, cable and fixed wireless receiver tuners and demodulators.

     The Company is a leading supplier of semiconductor system solutions that deliver television and radio broadcasts to mainstream PCs. The Company's video encoder and decoder portfolio has enabled millions of analog PC video and television cards. More recent products are turning the PC into an interactive platform for true high-definition TV ("HDTV") applications. In January 2000, the Company acquired the wireless broadband business unit of Oak Technology, Inc. to extend its reach into the digital terrestrial TV broadband communications arena. Additionally, the Company provides a significant portion of the electronics and software contained in set-top box receivers that can operate in multiple interactive network environments. The Company's set-top box-oriented portfolio includes tuners, demodulators, encoders, decoders and back channel telephony solutions.

     Further, the Company has developed and commenced volume shipment of the industry's first North American Data Over Cable Service Interface Specification ("DOCSIS") certified single chip cable modem architecture supporting the peripheral component interconnect ("PCI") interface. The Company's cable modem portfolio also supports the universal serial bus ("USB") and Ethernet interfaces, as well as solutions for European DOCSIS and digital video broadcasting ("DVB") applications.

     The Company is building a comprehensive broadband portfolio for a range of new applications including interactive digital set-top boxes and telephony over cable. Digital Infotainment is positioned to address these applications as a variety of broadband access, delivery and display technologies converge on the PC and other consumer-electronics platforms.

  Wireless Communications

     Wireless Communications products are comprised of components, subsystems and system-level semiconductor solutions for wireless voice and data communication applications, including digital cellular handsets and base stations, cordless telephones and GPS receivers. The Company's solutions span the full range of the world's most widely adopted wireless protocols in both multiband and multimode configurations, including:

     - Global System for Mobile Communications ("GSM");

     - Code Division Multiple Access ("CDMA"); and

     - Time Division Multiple Access ("TDMA").

     Within GSM, the world's most prevalent cellular standard, the Company offers power amplifiers, radio frequency subsystems and complete antenna-to-microphone system solutions supporting both the 900 MHz and 1800 MHz GSM bands. The Company's GSM system solution combines a power amplifier and controller, a radio frequency ("RF") transceiver, a power management integrated circuit ("IC"), a signal converter and a baseband processor, all in a single solution along with GSM protocol stack software, an applications programming interface, a real-time operating system, a complete man-machine interface and device drivers. Additionally, the Company provides GSM RF components for wireless infrastructure applications. For CDMA and TDMA protocols, the Company provides a full suite of power amplifiers and RF subsystems and is an industry leader in supplying CDMA power amplifiers.

     The Company's complete system chipset for digital spread spectrum cordless phones has been designed into handsets and base stations of leading cordless phone manufacturers. The Company has combined its cordless expertise with other wireless data technologies, such as the rapidly emerging Bluetooth(TM)(1) standard for short-reach wireless connectivity to help phone manufacturers shape home-based wireless communications. Additionally, the Company continues to build on its wireless technology leadership by offering GPS receiver solutions for handheld receivers and advanced emergency locator systems for automotive and marine applications, as well as for cellular phone integration.

     In May 2000, the Company acquired Philsar Semiconductor Inc. ("Philsar"), a developer of RF semiconductor solutions for personal wireless connectivity, including emerging standards such as Bluetooth(TM) and RF components for third generation ("3G") digital cellular handsets. Philsar's competencies, augmented by Conexant's technology portfolio and extensive design and manufacturing resources position Wireless Communications to address the convergence of voice and data services in next generation wireless terminals and infrastructure systems.

INTERNET INFRASTRUCTURE BUSINESS

     The Internet Infrastructure business designs, develops and sells semiconductor products and system solutions for some of the highest growth segments of the broadband communications market including broadband access, multi-service access and wide area network ("WAN") transport. The Company's broad product portfolio allows it to provide network infrastructure OEMs with system level semiconductor solutions including multi-service access and high-speed DSL products used in a variety of network access platforms such as remote access concentrators, voice gateways, digital loop carriers, DSL access multiplexers and integrated access devices. The Company also provides network infrastructure OEMs with an extensive family of communication solutions that support the aggregation, transmission and switching of data, video and voice from the edge of the network to the optical backbone, including T/E carrier, asynchronous transfer mode ("ATM") and synchronous optical networking ("SONET")/synchronous digital hierarchy ("SDH") products and network processors. These products are used in a variety of network equipment including high-speed routers, ATM switches, optical switches, add-drop multiplexers and digital cross-connect systems.

     The Company has developed one of the industry's broadest lines of multi-megabit DSL transceivers for high bit-rate DSL ("HDSL"), symmetric DSL ("SDSL"), symmetric high bit-rate DSL ("SHDSL"), and ADSL connectivity in commercial applications. The Company's HDSL products facilitate deployment of high-speed T/E transmission lines by eliminating the need for repeaters and other line conditioning equipment. The Company's family of SDSL products provides incumbent and competitive local exchange carriers the ability to deliver Internet access at various rates and to support telecommuting and branch office functions. Additionally, the Company has developed a low-power, multi-port DSL product utilizing the next generation DSL standard called G.shdsl, which enables simultaneous voice and data communications for worldwide DSL applications. This variable rate product is compatible with pre-existing transport systems based on the prevailing 2B1Q modulation standard. The AccessRunner(TM) central-office ADSL modem device set offers full-rate and G.lite functionality with extended reach and full compliance with industry standards. These products support downstream data rates of up to 8 Mbps (full-rate) and 1.5 Mbps (G.lite) and upstream data rates of up to 1 Mbps (full-rate) and 512 kilobits per second ("Kbps") (G.lite).

     The Company is a leading supplier of multi-service access ("MSA") processors which are used in a variety of access platforms, including remote access concentrators, voice gateways, private branch exchanges, digital loop carriers and integrated access devices. The Company's AnyPort(TM) MSA processors are software configurable to implement a variety of services including dial-up and dedicated Internet access, wholesale Internet access provisioned for ISPs, voice-over-Internet Protocol, voice-over-ATM, voice-over-DSL, Internet fax, wireless and multicast-based services. The AnyPort architecture combines the performance of digital signal processors with the flexibility of Advanced RISC Machines' microcontrollers to support the Company's extensive suite of field proven modulations, echo cancellers, speech coders and communications protocols.

---------------

(1) The Bluetooth(TM) trademarks are owned by Telefonaktiebolaget LM Ericsson, Sweden, and licensed to Conexant Systems, Inc. and Philsar Semiconductor Inc.

     The Company offers one of the industry's broadest portfolios of WAN physical and link layer communications products to aggregate and transport data, video and voice from network access to the optical backbone, including T1/E1 and T3/E3 carrier, ATM and SONET/SDH products. The Company's T1/E1 and T3/E3 carrier solutions enable digital communications over twisted copper wire and include dual, triple and quad framers and line interface units ("LIUs") for 1.5 Mbps to 45 Mbps data transmission as well as multi-channel high-level data link channel ("HDLC") protocol controllers. The Company also provides broadband internetworking products, including ATM physical layer and segmentation and reassembly ("SAR") devices supporting 155 and 622 Mbps applications. As the Company's customers move toward greater levels of product integration, Conexant's ATM technology is being increasingly combined with its T/E carrier chipsets, HDLC devices, multi-service access processors and DSL products to create complete system-level solutions.

     For the WAN core, the Company is aggressively building a broad portfolio of end-to-end transmission products used in fiber-optic network equipment. The Company's portfolio of optical networking physical layer solutions spans the entire spectrum of transceiver products, from 155 Mbps (OC-3) to 10 gigabits per second ("Gbps") (OC-192) speeds, in support of SONET/SDH applications. Optical networking products include laser drivers, transimpedance amplifiers, post amplifiers, clock and data recovery circuits, serializers and deserializers, cross-point switches and broadband access multiplexers. The Company's physical and link layer products are complemented by high performance network processors, which are designed to offer advanced switching and routing capabilities normally performed by complex ASICs. These software-programmable integrated circuits are also designed to combine the real-time control and management capabilities of an embedded processor to support scalable system designs. The advanced capabilities offered by network processors include multi-protocol switching to enable integrated local area network ("LAN")/WAN systems, multi-layer programmable switching and routing capabilities to support policy-based traffic management, and programmable quality of service for traffic prioritization across disparate networks.

     The Company also offers a comprehensive set of software subsystems that support next-generation, carrier-class network infrastructure equipment. These software subsystems span the technologies of Internet protocol ("IP"), ATM, multiprotocol label switching ("MPLS") and voice-over-ATM. In addition to protocol systems, the Company also offers several software infrastructure modules that improve OEMs' time-to-market. Combined with extensive documentation and software tooling, this suite of software systems has been deployed by several OEMs in a number of networks worldwide.

     During fiscal 2000, the Company completed six acquisitions with an aggregate value of $1.6 billion to accelerate development efforts and fill technology gaps in its Internet Infrastructure product portfolio. In January 2000, the Company acquired Microcosm Communications Limited ("Microcosm"), a technology leader in the field of fiber optic communications. In March 2000, the Company acquired Maker Communications, Inc. ("Maker"), a company that develops and markets programmable network processors, software solutions and development tools. In June 2000, the Company acquired HotRail, Inc. ("HotRail"), a developer of high-speed switching, interconnect and scalable processing solutions for networking systems. During fiscal 2000, the Company also completed the acquisitions of Applied Telecom, Inc. ("Applied Telecom") and NetPlane Systems, Inc. ("NetPlane"), each engaged in the development of communications software, and Novanet Semiconductor Ltd. ("Novanet"), focused on optical networking product development.

     Internet Infrastructure research and development investment is focused on developing solutions to support optical framing/mapping functions, edge and core network processors, scalable switch fabrics, OC-768 or 40 Gbps transceivers, multi-port G.shdsl, and next generation multi-service access processors that offer increased performance, higher density and lower power consumption for specific target platforms.

COMPANY STRATEGY

     The Company's strategy is to provide highly-valued, differentiated products for wireline voice and data communications, cordless and cellular wireless telephony systems and emerging telephony, cable and wireless broadband communications networks by leveraging competencies in signal conversion, signal processing, communications algorithms and protocols and applications software. Key elements of the Company's strategy include:

     Core Technology The Company believes that executing a core technology strategy, which deploys technology building blocks such as digital signal processors ("DSPs"), radio frequency integrated circuits ("RFICs"), mixed-signal processing cores and software across multiple product platforms, is fundamental to its growth objectives. This strategy enables creation of economies of scale in research and development and facilitates a reduction in the time-to-market for its key products. The Company intends to extend its technology portfolio and, in parallel, seek alliances to gain access to critical intellectual property, thereby ensuring continued agility and flexibility to meet changing market and technology requirements.

     Manufacturing Excellence The Company intends to maintain access to leading edge, high-volume semiconductor design and wafer manufacturing processes including CMOS, bipolar, bipolar CMOS ("BiCMOS"), RF CMOS, gallium arsenide ("GaAs") and silicon germanium ("SiGe") that are the driving force behind today's smaller, more integrated, lower power and lower cost devices. In addition, the Company will continue to follow a balanced manufacturing strategy of internal wafer fabrication production augmented by external foundries to optimize capacity availability while seeking to reduce capital and operating infrastructure requirements.

     Time-to-Market Through integrated engineering and manufacturing teams, the Company pursues the rapid design and cost-effective production of semiconductor system solutions for its targeted markets. The Company believes that the combination of design expertise and wafer fabrication and assembly capability allows the Company to develop prototypes in a shorter amount of time relative to its competitors.

     System Solution Focus The Company seeks to capitalize on its design capabilities and communications systems knowledge by providing suppliers of communications electronics products with complete semiconductor system solutions. High levels of integration allow the Company to enhance the benefits of its products by reducing production costs through fewer external components, reduced board space and improved system assembly yields. By combining all of the necessary communication functions for a complete system solution, the Company can deliver additional semiconductor content, thereby offering its existing and potential customers more compelling and cost-effective solutions.

     Customer Intimacy The Company believes a business partnership approach yields maximum value to the customer through multi-level organizational engagement and product roadmap alignment. Further, the Company believes that the strength of its relations with leading customers in each of its markets is a competitive advantage that enables it to more effectively target its research and development investments. The Company has established relationships with market leaders in each of its addressed markets and will seek to build upon its existing leadership market positions and gain market share in new high-growth markets by continuing to work closely with industry leading system and service providers. This strategy provides the Company with rapid feedback from customers during the design process and increases the likelihood that products will meet customers' cost and performance requirements for high-volume applications.

RESEARCH AND DEVELOPMENT

     The Company has significant research, development, engineering and product design capabilities. At September 30, 2000, the Company employed approximately 2,000 engineers working at 28 design centers worldwide. The Company's design centers provide design engineering and product application support as well as after-sales customer service. The design centers are strategically located around the world to be in close proximity to the Company's OEM customers and to take advantage of key technical and engineering talent worldwide.

     The Company incurred research and development expenses of approximately $414.5 million, $310.0 million, and $342.3 million in fiscal 2000, 1999, and 1998, respectively.

MANUFACTURING

     The Company operates its own manufacturing, assembly and test facilities. These facilities include two wafer fabrication facilities, an IC assembly and test facility and a module assembly and test facility. The Company also has arrangements with third parties, including entities outside the United States, for the production, assembly and testing of certain semiconductor products. The Company's assembly and test facility in Mexicali, Mexico and international subcontract manufacturing arrangements are subject to a number of risks of operating abroad.

     The Company's major manufacturing facilities include:

              FACILITY                                   FUNCTION
              --------                                   --------
Newport Beach, California              Wafer fabrication facility
                                       - Class 1 and Class 10 clean rooms
                                       - 21,000 8-inch wafer starts per month
                                       - 0.18 - 0.5 micron
                                       - CMOS RF Bipolar, BiCMOS, SiGe
Newbury Park, California               GaAs wafer fabrication facility
                                       - 5,600 4-inch wafer starts per month
                                       - Heterojunction bipolar transistor ("HBT")
                                       - Metal-semiconductor field effect transistor
                                         ("MESFET")
Mexicali, Mexico                       Assembly and test facility
                                       - High-volume/low-cost multichip modules
El Paso, Texas                         Module design and assembly facility

     The primary wafer fabrication facility, located in Newport Beach, California, consists of approximately 130,000 square feet. The Company manufactures GaAs products at its wafer fabrication facility located in Newbury Park, California.

     The Company owns an approximately 198,000 square foot assembly and test facility in Mexicali, Mexico, which has been in operation for over 25 years. The Mexicali facility assembles semiconductor die from the Company's wafer fabrication facilities and outside foundry sources into various types of chipset packages and tests the packages using automatic test equipment with a full range of analog, digital and radio frequency capability. This facility is ISO 9002 certified and focuses on high-volume, industry standard plastic packaging but has the capability to manufacture a wide variety of high- and low-volume and specialized packages using conventional and proprietary assembly techniques.

     The Company operates a fully-integrated electronic module design and assembly facility in El Paso, Texas, consisting of approximately 133,000 square feet of leased manufacturing space. This facility provides full turnkey design capabilities and the ability to manufacture and test standard and custom products ranging from prototypes to high-volume production. At this facility, the Company integrates its semiconductor chipset devices into electronic modules, such as internal cards for PCs and digital infotainment equipment and standard PCMCIA interface cards, as well as custom products and complete, market-ready systems. This facility has been ISO 9002 certified since 1993. See
Item 2, "Properties".

RAW MATERIALS AND SUPPLIES

     The Company believes it has adequate sources for the supply of raw materials and components for its manufacturing needs with suppliers located around the world. Raw wafers and other raw materials used in the production of the Company's CMOS products are available from several suppliers. The Company is currently dependent on two suppliers for epitaxial wafers used in the GaAs semiconductor manufacturing processes at its Newbury Park, California facility.

CUSTOMERS, MARKETING AND SALES

     The Company markets and sells its semiconductor products and system solutions directly to leading OEMs of communication electronics products and third-party electronic manufacturing service providers, and indirectly through electronic components distributors. Selected direct and indirect OEM customers include the following:

  Personal Networking

Acer Incorporated             Ericsson Inc.                            Nokia Corporation
Apple Computer, Inc.*         Fujitsu Limited                          Pace Micro Technology plc
Askey Computer Corporation    Gateway, Inc.*                           Palm, Inc.*
ATI Technologies Inc.         GVC Corporation                          Philips Electronics N.V.
Best Data Products, Inc.      Hewlett-Packard Company                  Ricoh Company Ltd.
Brother Industries, Ltd.*     Hughes Network Systems, Inc.             Sagem S.A.
Canon Inc.                    Hyundai Corporation                      Samsung Electronics Co., Ltd.
CIDCO, Incorporated           International Business Machines          Sega Enterprises Ltd.
Com 21, Inc.                    Corporation                            Sharp Corporation
Compaq Computer Corporation*  Kyocera Corporation                      Sony Corporation
Daewoo Telecom Ltd.           L.G. International Corporation           Terayon Communication
Dell Computer Corporation*    Lexmark International, Inc.                Systems, Inc.
DENSO Corporation             Matsushita Electric Industrial Co. Ltd.  Thomson Corporation
Eastman Kodak Company*        Motorola, Inc.                           Toshiba Corporation*
EchoStar Communications       NEC Corporation
  Corporation

  Internet Infrastructure

3Com Corporation                Efficient Networks, Inc.*       Nortel Networks Corporation
ADC Telecommunications, Inc.    Ericsson Inc.                   Redback Networks Inc.*
Alcatel Data Networks, S.A.     Fujitsu Limited                 Sonus Networks, Inc.*
CIENA Corporation               JDS Uniphase Corporation        Sycamore Networks, Inc.*
Cisco Systems, Inc.             Juniper Networks, Inc.*         Tellabs, Inc.*
Copper Mountain Networks,       Lucent Technologies, Inc.       Tellium, Inc.*
  Inc.*                         Nokia Corporation               Zhone Technologies, Inc.*
ECI Telecommunications

---------------
* Indirect OEM customer

     The Company has a worldwide sales organization comprised of approximately 300 employees as of September 30, 2000, with 13 domestic and 20 international sales offices. To complement its direct sales and customer support efforts, the Company also sells its products through approximately 47 independent manufacturers' representatives and approximately 39 distributors and dealers. In addition, the Company's design and applications engineering staff is actively involved with customers during all phases of design and production and provides customer support through the Company's worldwide sales offices, which are generally in close proximity to customers' facilities.

     The Company continues to seek close technical collaboration with its customers during the design phase of new programs to facilitate integration of the Company's products into such programs, to improve the Company's ability to rapidly reach high manufacturing volumes, and to position the Company to be a primary supplier for new programs.

BACKLOG

     The Company's sales are made primarily pursuant to standard purchase orders for delivery of products, with such purchase orders officially acknowledged by the Company according to its own terms and conditions. Due to industry practice, which allows customers to cancel orders with limited advance notice to the Company prior to shipment, the Company believes that backlog as of any particular date is not a reliable indicator of future revenue levels.

COMPETITION

     The communications semiconductor industry in general, and the markets in which the Company competes in particular, are intensely competitive. The Company competes worldwide with a number of U.S. and international suppliers that are both larger and smaller than the Company in terms of resources and market share. The Company anticipates that additional competitors will enter its markets and expects intense product competition to continue.

     The specific bases on which the Company competes vary by market. The Company believes that the principal competitive factors for semiconductor suppliers in each of its addressed markets are:

     - time-to-market;

     - product performance;

     - level of integration;

     - price and total system cost;

     - compliance with industry standards;

     - design and engineering capabilities;

     - strategic relationships with customers;

     - customer support; and

     - new product innovation and quality.

     The Company believes it competes favorably with respect to each of these factors.

     For the Personal Networking business, in Personal Computing applications, the Company competes primarily with Centillium Communications, Inc., Lucent Technologies, Inc., Motorola, Inc., PC-Tel, Inc., Texas Instruments Incorporated and Virata Corporation. The Company's competitors in the Personal Imaging market include Agilent Technologies, Inc., OmniVision Technologies, Inc., Samsung Electronics Co., Ltd., Toshiba Corporation and Zoran Corporation. In the Digital Infotainment market, competitors of the Company include Broadcom, Inc., C-Cube Microsystems, LSI Logic Corporation, Microtune, Inc., Philips Electronics N.V., STMicroelectronics N.V., and Texas Instruments Incorporated. The Company's competitors in the Wireless Communications market include ANADIGICS, Inc., Analog Devices, Inc., Hitachi Ltd., Infineon Technologies A.G., Lucent Technologies, Inc., Motorola, Inc., Philips Electronics N.V., RF Micro Devices, Inc. and Texas Instruments Incorporated.

     For the Internet Infrastructure business, the Company's competitors include Analog Devices, Inc., Applied Micro Circuits Corporation, Centillium Communications, Inc., GlobeSpan, Inc., IBM Microelectronics Division, Infineon Technologies A.G., Intel Corporation, Lucent (Microelectronics Group), Metalink Ltd., Motorola, Inc., PMC-Sierra, Inc., Texas Instruments Incorporated, TranSwitch Corporation, and Vitesse Semiconductor Corporation.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Numerous United States and foreign patents and patent applications are owned or licensed by the Company related to its manufacturing operations and other activities. The Company has filed federal and international trademark applications seeking registered protections of the Conexant name and logo. In addition, the Company owns a number of other trademarks applicable only to certain of its products. Management believes that intellectual property, including patents, patent applications and licenses, and trademarks are of material importance to the Company. In addition to the protection of its proprietary technologies and processes, the Company is seeking to strengthen its intellectual property portfolio to enhance its ability to obtain cross-licenses of intellectual property from others, whether to obtain access to intellectual property the Company does not possess or to resolve potential intellectual property claims against the Company, without the need to make financial payments.

     Various claims of patent infringement have been made against the Company. Management believes that none of these claims will have a material adverse effect on the consolidated financial statements of the Company. Pursuant to the Distribution, Conexant assumed all liabilities in respect of intellectual property matters related to current and former operations of Semiconductor Systems. See Item 3, "Legal Proceedings".

ENVIRONMENTAL REGULATION

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had and will continue to have an impact on the Company's manufacturing operations. Thus far, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on the Company's liquidity and capital resources, competitive position or financial statements.

     The Company has been designated as a potentially responsible party ("PRP") at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. The site was also formerly occupied by Recticon Corporation and Allied Steel Products Corporation, each of whom has also been named as a PRP and each of whom is insolvent. The remediation plan for the site includes installation of a public water supply line and a groundwater pump and treatment system, as well as routine groundwater sampling. Management estimates the remaining costs for the remediation of this Superfund site to be approximately $2.1 million and has accrued for these costs as of September 30, 2000.

     In addition, the Company is engaged in two other remediations of groundwater contamination at its Newport Beach and Newbury Park, California facilities. Management currently estimates the remaining costs for these remediations to be approximately $3.0 million and has accrued for these costs as of September 30, 2000.

     In connection with the Distribution, the Company assumed all liabilities in respect of environmental matters related to then current and former operations of Conexant.

     Management of the Company believes that the Company's expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the Company's liquidity and capital resources, competitive position or financial statements. Management cannot assess the possible effect of compliance with future requirements.

CYCLICALITY; SEASONALITY

     The semiconductor industry is highly cyclical. Sales of the Company's Personal Computing, Wireless Communications and Personal Imaging products are subject to seasonal fluctuation related to the increase in sales of products which include the Company's products, such as PCs, cordless and cellular telephones and fax machines, generally associated with the holiday season in December. The Company's sales of these products generally increase beginning in August and September and continue at a higher level through the end of the calendar year.

EMPLOYEES

     As of September 30, 2000, the Company had approximately 8,800 full-time employees, of whom approximately 2,000 are engineers. Approximately 550 Conexant employees in the United States and approximately 2,100 employees in Mexico are covered by collective bargaining agreements. In July 1998, following a 50-day strike by members of the International Brotherhood of Electrical Workers (IBEW) Local 2295, the Company entered into a collective bargaining agreement with that union covering the union employees at the Company's Newport Beach, California facility. The agreement will expire in May 2003. No other significant work stoppages have occurred in the past five years.

     The Company believes its future success will depend in large part upon its ability to continue to attract, retain, train and motivate highly skilled and dedicated employees.

CERTAIN BUSINESS RISKS

     The Company's business, financial condition and operating results can be impacted by a number of factors including, but not limited to, those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

     You should carefully consider and evaluate all of the information in this Report, including the risk factors listed below. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities.

  We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

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

     We have experienced these conditions in our business in the past and may experience such downturns in the future. Any future downturns of this nature could have a material adverse effect on our business, financial condition and results of operations. From time to time the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We may experience substantial changes in future operating results due to general semiconductor industry conditions and general economic conditions.

  We are subject to intense competition and could lose business to our competitors.

     The semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete worldwide with a number of United States and international semiconductor manufacturers that are both larger and smaller than us in terms of resources and market share. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted and is expected to continue to result in declining average selling prices for our products. We also anticipate that additional competitors will enter our markets as a result of growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in certain markets of the industry. Moreover, as with many companies in the semiconductor industry, customers for certain of our products offer other products that compete with similar products offered by us.

     We believe that the principal competitive factors for semiconductor suppliers in our market are:

     - time-to-market;

     - product performance;

     - level of integration;

     - price and total system cost;

     - compliance with industry standards;

     - design and engineering capabilities;

     - strategic relationships with customers;

     - customer support;

     - new product innovation; and

     - quality.

     The specific bases on which we compete vary by market. We cannot assure you that we will be able to successfully address these factors.

     Many of our current and potential competitors have certain advantages over us, including:

     - longer operating histories and presence in key markets;

     - greater name recognition;

     - access to larger customer bases; and

     - significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources.

     As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.

     Current and potential competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers' purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current and potential competitors. We also cannot assure you that competition will not have a material adverse effect on our business, financial condition and results of operations.

     Many of our competitors have combined with each other and consolidated their businesses, including the consolidation of competitors with our customers. This is attributable to a number of factors, including the high-growth nature of the communications electronic industry and the time-to-market pressures on suppliers to decrease the time required for product conception, research and development, sampling and production launch before a product reaches the market. This consolidation trend is expected to continue, since investments, alliances and acquisitions may enable semiconductor suppliers, including us and our competitors, to augment technical capabilities or to achieve faster time-to-market for their products than would be possible solely through internal development.

     Consolidations by industry participants, including in some cases, acquisitions of certain of our customers by our competitors, are creating entities with increased market share, customer base, technology and marketing expertise in markets in which we compete. These developments may significantly and adversely affect our current markets, the markets we are seeking to serve and our ability to compete successfully in those markets.

  Our success is dependent upon our ability to timely develop new products and reduce costs.

     Our operating results will depend largely on our ability to continue to introduce new and enhanced semiconductor products on a timely basis. Successful product development and introduction depends on numerous factors, including, among others:

     - our ability to anticipate customer and market requirements and changes in technology and industry standards;

     - our ability to accurately define new products;

     - our ability to timely complete development of new products and bring our products to market on a timely basis;

     - our ability to differentiate our products from offerings of our competitors; and

     - market acceptance of our products.

     Furthermore, we are required to continually evaluate expenditures for planned product development and to choose among alternative technologies based on our expectations of future market growth. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner, that our products will satisfy customer requirements or achieve market acceptance, or that we will be able to anticipate new industry standards and technological changes. We also cannot assure you that we will be able to respond successfully to new product announcements and introductions by competitors.

     In addition, prices of established products may decline, sometimes significantly, over time. We believe that in order to remain competitive we must continue to reduce the cost of producing and delivering existing products at the same time that we develop and introduce new or enhanced products. We cannot assure you that we will be able to continue to reduce the cost of our products to remain competitive.

  We must incur substantial research and development expenses.

     The semiconductor industry requires substantial investment in research and development. In order to remain competitive, we must continue to make substantial investments in research and development to develop new and enhanced products. We cannot assure you that we will have sufficient resources to develop new and enhanced technologies and competitive products. Our failure to continue to make sufficient investments in research and development programs could have a material adverse effect on our business, financial condition and results of operations.

  We may not be able to keep abreast of the rapid technological changes in our markets.

     The demand for our products can change quickly and in ways we may not anticipate because our markets generally exhibit the following characteristics:

     - rapid technological developments;

     - evolving industry standards;

     - changes in customer requirements;

     - frequent new product introductions and enhancements; and

     - short product life cycles with declining prices over the life cycle of the product.

     Our products could become obsolete sooner than anticipated because of a faster than anticipated change in one or more of the technologies related to our products or in market demand for products based on a particular technology, particularly due to the introduction of new technology that represents a substantial advance over current technology. Currently accepted industry standards are also subject to change, which may contribute to the obsolescence of our products. If we are unable to keep abreast of these developments, these events could have a material adverse effect on our business, financial condition and results of operations.

  We may not be able to attract and retain qualified personnel necessary for the design, development, manufacture and sale of our products. Our success could be negatively affected if key personnel leave.

     Our future success depends on our ability to continue to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel is intense in the semiconductor industry. We cannot assure you that we will be able to continue to attract and retain qualified management and other personnel necessary for the design, development, manufacture and sale of our products.

     We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance, given the significant use of equity-based compensation by our competitors and us. The loss of the services of one or more of our key employees, including Dwight W. Decker, our Chairman and Chief Executive Officer, or certain key design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business and on our financial condition and results of operations.

  If OEMs of communications electronics products do not design our products into their equipment, we will have difficulty selling those products. Moreover, a design win from a customer does not guarantee future sales to that customer.

     Our products are not sold directly to the end-user but are components of other products. As a result, we rely on OEMs of communications electronics products to select our products from among alternative offerings to be designed into their equipment. Without these "design wins" from OEMs, we would have difficulty selling our products. Once an OEM designs another supplier's semiconductors into its products, it will be more difficult for us to achieve future design wins with that OEM's product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products, for example, if its own products are not commercially successful or for any other reason. Our inability to achieve design wins or to convert design wins into actual sales could have a material adverse effect on our business, financial condition and results of operations.

  Because of the lengthy sales cycles of many of our products, we may incur significant expenses before we generate any revenues related to those products.

     Our customers may need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. The lengthy period of time required also increases the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development, and selling, general and administrative expenses before we generate the related revenues for these products, and we may never generate the anticipated revenues if our customer cancels or changes its product plans.

  Uncertainties involving the ordering and shipment of our products could adversely affect our business.

     Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors, some of whom have rights to return unsold products to us. Sales to distributors accounted for approximately 19% of fiscal 2000 net revenues. Moreover, we routinely purchase inventory based on estimates of customer demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory that would have a material adverse effect on our operating results.

  Our manufacturing process is extremely complex and specialized.

     Our manufacturing operations are complex and subject to disruption due to causes beyond our control. The fabrication of integrated circuits is an extremely complex and precise process consisting of hundreds of separate steps. It requires production in a highly controlled, clean environment. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer or a number of other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer not to function.

     Our operating results are highly dependent upon our ability to produce large volumes of integrated circuits at acceptable manufacturing yields. Our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities or those of our subcontractors. These disruptions may include labor strikes, work stoppages, fire, earthquake, flooding or other natural disasters. These disruptions could cause significant delays in shipments until we could shift the products from an affected facility or subcontractor to another facility or subcontractor.

     In the event of these types of delays, we cannot assure you that the required alternate capacity, particularly wafer production capacity, would be available on a timely basis or at all. Even if alternate wafer production capacity is available, we may not be able to obtain it on favorable terms, which could result in a loss of customers. Any inability to obtain sufficient manufacturing capacities to meet demand, either at our own facilities or through foundry or similar arrangements with others, could have a material adverse effect on our business, financial condition and results of operations. Certain of our manufacturing facilities are located near major earthquake fault lines, including our California and Mexico facilities. We maintain only minimal earthquake insurance coverage on these facilities.

     Due to the highly specialized nature of the gallium arsenide semiconductor manufacturing process, in the event of a disruption at our Newbury Park, California wafer fabrication facility, alternate gallium arsenide production capacity would not be readily available from third-party sources. Although we recently entered into a multi-year agreement with a foundry that guarantees us access to additional gallium arsenide wafer production capacity beginning in the fourth quarter of calendar year 2000, a disruption of operations at our Newbury Park wafer fabrication facility or the interruption in the supply of epitaxial wafers used in our gallium arsenide process could have a material adverse effect on our business, financial condition and results of operations, particularly with respect to our Wireless Communications products.

     Our ability to sustain our revenue growth is also dependent on our ability to secure adequate additional manufacturing capacity, including wafer production capacity. We have recently entered into agreements with outside foundries to secure additional wafer manufacturing capacity, including additional gallium arsenide wafer production capacity. In addition, we continue to explore wafer manufacturing alternatives, which may include increased use of outside foundries, entering into new or expanded business relationships with respect to wafer manufacturing or other actions related to our wafer manufacturing facilities. We cannot assure you that we will be successful in securing adequate additional manufacturing capacity. Our inability to do so could result in delays in customer shipments and the possible loss of customers.

  We may not be able to achieve manufacturing yields to maintain our profitability.

     Minor deviations in the manufacturing process can cause substantial manufacturing yield loss, and in some cases, cause production to be suspended. Manufacturing yields for new products initially tend to be lower as we complete product development and commence volume manufacturing, and will typically increase as we ramp to full production. Our forward product pricing includes this assumption of improving manufacturing yields and, as a result, material variances between projected and actual manufacturing yields have a direct effect on our gross margin and profitability. The difficulty of forecasting manufacturing yields accurately and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by the ever-increasing process complexity of manufacturing semiconductor products. Our manufacturing operations also face pressures arising from the compression of product life cycles which requires us to bring new products on line faster and for shorter periods while maintaining acceptable manufacturing yields and quality without, in many cases, reaching the longer-term, high-volume manufacturing conducive to higher manufacturing yields and declining costs.

  We are dependent upon third parties for the supply of raw materials and components.

     We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world. Although we currently purchase wafers used in the production of our CMOS products from one major supplier, such wafers are available from several other suppliers. We are currently dependent on two suppliers for epitaxial wafers used in the gallium arsenide semiconductor manufacturing processes at our Newbury Park, California facility and we are in the process of arranging another supplier for epitaxial wafers. The number of qualified alternative suppliers for wafers is limited and the process of qualifying a new wafer supplier could require a substantial lead-time. Although we historically have not experienced any significant difficulties in obtaining an adequate supply of raw materials and components necessary for our manufacturing operations, the loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could have a material adverse effect on our business, financial condition and results of operations.

  We must incur significant capital expenditures for manufacturing technology and equipment to remain competitive.

     The semiconductor industry is highly capital intensive. Semiconductor manufacturing requires a constant upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. We maintain our own manufacturing, assembly and test facilities, which have required and will continue to require significant investments in manufacturing technology and equipment.

     We have made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for our products. We made capital expenditures during fiscal 2000 of approximately $315 million, compared to approximately $214 million during fiscal 1999. We expect our capital expenditures for fiscal 2001 will exceed $350 million.

     There can be no assurance that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.

  Our success depends on our ability to effect suitable investments, alliances or acquisitions.

     Although we invest significant resources in research and development activities, the complexity and rapidity of technological changes make it impractical for us to pursue development of all technological solutions on our own. As part of our goal to provide advanced semiconductor product systems, we have and will continue to review on an ongoing basis investment, alliance and acquisition prospects that would complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot assure you that we will be able to identify and consummate suitable investment, alliance or acquisition transactions in the future.

     Moreover, if we consummate such transactions, they could result in:

     - issuances of equity securities dilutive to our existing shareholders;

     - large one-time write-offs;

     - the incurrence of substantial debt and assumption of unknown liabilities;

     - the potential loss of key employees from the acquired company;

     - amortization expenses related to goodwill and other intangible assets;
       and

     - the diversion of management's attention from other business concerns.

     Any of these events could have a material adverse effect on our business, financial condition and results of operations and the price of our common stock or other securities.

     In fiscal 2000, we incurred a net loss of $190.9 million, primarily due to charges of $215.7 million for purchased in-process research and development and amortization expenses of $160.2 million for acquisition-related intangible assets, principally related to the ten acquisitions we completed in fiscal 2000. In addition, as a result of these acquisitions, we expect to record amortization expense related to goodwill and intangible assets in excess of $320 million annually for five years.

  We may have difficulty integrating companies we acquire.

     We completed ten acquisitions in fiscal 2000. We evaluate acquisitions on an ongoing basis and we may make additional acquisitions in the future. Integrating acquired organizations and their products and services may be expensive, time-consuming and a strain on our resources. We could face several challenges integrating current and future acquisitions, including:

     - the difficulty of integrating acquired technology into our product offerings;

     - the impairment of relationships with employees and customers;

     - the difficulty of coordinating and integrating overall business strategies and worldwide operations;

     - the potential disruption of our ongoing business and distraction of management;

     - the inability to maintain brand recognition of acquired businesses;

     - the inability to maintain corporate controls, procedures and policies;

     - the failure of acquired features, functions, products or services to achieve market acceptance; and

     - the potential unknown liabilities associated with acquired businesses.

     Our inability to address any of these challenges successfully could have a material adverse effect on our business, financial condition and results of operations.

  We face a risk that capital needed for our business will not be available when we need it.

     We believe that cash flows from operations, existing cash reserves, and available borrowings under our $475 million revolving credit facility will be sufficient to satisfy our future research and development, capital expenditure, working capital and other financing requirements. However, we cannot assure you that this will be the case or that we will have access to alternative sources of capital on favorable terms or at all.

     In addition, we have and will continue to review, on an ongoing basis, strategic investments and acquisitions, which will help us grow our business. These investments and acquisitions may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

  Our credit facility may restrict our operating and financial flexibility.

     We have a $475 million revolving credit facility which expires in 2003. This credit facility includes covenants that may restrict our operating and financial flexibility in the future. The credit facility includes restrictions on capital expenditures, indebtedness, acquisitions, mergers, asset sales and liens on assets that apply to us and our subsidiaries. We also must meet certain financial tests and maintain certain financial ratios. Although we believe that we will be able to comply with these requirements, compliance with these requirements may restrict our operating and financial flexibility. We cannot assure you that we will in fact be able to satisfy all of the requirements in the credit facility. If we do not satisfy the financial ratios or comply with the other covenants included in the credit facility, the lenders under the credit facility could declare all amounts owed to them due and payable and proceed against their collateral. Such a foreclosure on the collateral could have a material adverse effect on our business, financial condition and results of operations. The credit facility is secured by a pledge of the stock of our significant subsidiaries (as that term is defined in the credit facility), subject to certain exceptions for stock of foreign significant subsidiaries, and by a pledge of certain intercompany indebtedness owed by any significant subsidiary to us or any other subsidiary. If there is a downgrading of the ratings on our long-term, unsecured indebtedness by Standard & Poor's Rating Services Group to B or less and a rating by Moody's Investor Service of B2 or less (in the event of a rating by Moody's), we will be required to secure the credit facility by pledging substantially all of our assets and the assets of our domestic subsidiaries and the stock of all of our subsidiaries, subject to certain exceptions. Our obligations under the credit facility must be guaranteed by any domestic significant subsidiary.

  We are subject to the risks of doing business internationally.

     For fiscal 2000, approximately 70 percent of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific and European countries. In addition, we have facilities and suppliers located outside the United States, including our assembly and test facility in Mexicali, Mexico and third-party foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

     - the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements;

     - tax laws; and

     - limitations on our ability under local laws to protect our intellectual property.

     Because most of our international sales, other than sales to Japan (which are denominated principally in Japanese yen), are currently denominated in U.S. dollars, our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies. Moreover, we may be competitively disadvantaged relative to our competitors located outside the United States who may benefit from a devaluation of their local currency. We cannot assure you that the factors described above will not have a material adverse effect on our ability to increase or maintain our foreign sales or on our business, financial condition and results of operations.

     Our past operating performance has been impacted by adverse economic conditions in the Asia-Pacific region, which have increased the uncertainty with respect to the long-term viability of certain of our customers and suppliers in the region. Sales to customers in Japan and other countries in the Asia-Pacific region, principally Taiwan, South Korea and Hong Kong, represented approximately 57 percent of net revenues in fiscal 2000.

     We enter into foreign currency forward exchange contracts, principally for the Japanese yen, to minimize risk of loss from currency exchange rate fluctuations for foreign currency commitments entered into in the ordinary course of business. We have not experienced nor do we anticipate any material adverse effect on our results of operations or financial condition related to these foreign currency forward exchange contracts. We have not entered into foreign currency forward exchange contracts for other purposes and our financial condition and results of operations could be affected (negatively or positively) by currency fluctuations.

  Our operating results may be negatively affected by substantial quarterly and annual fluctuations and market downturns.

     Our revenues, earnings and other operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

     - the effects of competitive pricing pressures, including decreases in average selling prices of our products;

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

     - intellectual property disputes;

     - seasonal customer demand;

     - the timing of receipt, reduction or cancellation of significant orders by customers; and

     - the timing and extent of product development costs.

     The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. If our operating results fail to meet the expectations of analysts or investors, it could materially and adversely affect the price of our common stock and other securities.

  The value of our common stock may be adversely affected by market volatility.

     The trading price of our common stock fluctuates significantly. Since our common stock began trading publicly, the reported sale price of our common stock on the NASDAQ National Market has been as high as $132 1/2 and as low as $6 27/32 per share. This price may be influenced by many factors, including:

     - our performance and prospects;

     - the depth and liquidity of the market for our common stock;

     - investor perception of Conexant and the industry in which we operate;

     - changes in earnings estimates or buy/sell recommendations by analysts;

     - general financial and other market conditions; and

     - domestic and international economic conditions.

     In addition, public stock markets have experienced, and are currently experiencing, extreme price and trading volume volatility, particularly in high technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

  We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and loss of our intellectual property rights.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and may demand that we license their technology. Any litigation to determine the validity of claims that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling we could be required to:

     - pay substantial damages;

     - cease the manufacture, use or sale of infringing products;

     - discontinue the use of infringing technology;

     - expend significant resources to develop non-infringing technology; or

     - license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all.

Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations.

  If we are not successful in protecting our intellectual property rights, it may harm our ability to compete.

     We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies and processes. In addition, we often incorporate the intellectual property of our customers into our designs, and we have obligations with respect to the non-use and non-disclosure of their intellectual property. In the past, we have found it necessary to engage in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We expect future litigation on similar grounds, which may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. We cannot assure you that:

     - the steps we take to prevent misappropriation or infringement of our intellectual property or the intellectual property of our customers will be successful;

     - any existing or future patents will not be challenged, invalidated or circumvented; or

     - any of the measures described above would provide meaningful protection.

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

  We may be liable for penalties under environmental laws, rules and regulations, which could adversely impact our business.

     We use a variety of chemicals in our manufacturing operations and are subject to a wide range of environmental protection regulations in the United States, Mexico and Canada. While we have not experienced any material adverse effect on our operations as a result of such regulations, we cannot assure you that current or future regulations would not have a material adverse effect on our business, financial condition and results of operations.

     In the United States, environmental regulations often require parties to fund remedial action regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. We cannot assure you that the amount of expense and capital expenditures that might be required to complete remedial actions and to continue to comply with applicable environmental laws will not have a material adverse effect on our business, financial condition and results of operations.

     We have been designated as a potentially responsible party at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by Semiconductor Systems. The site was also formerly occupied by Recticon Corporation and Allied Steel Products Corporation, each of whom has also been named as a potentially responsible party and each of whom is insolvent. We have accrued approximately $2.1 million at September 30, 2000 for the cost of groundwater remediation, including installation of a public water supply line and groundwater pump and treatment system, as well as routine groundwater sampling. In addition, we are engaged in two other remediations of groundwater contamination at our Newport Beach and Newbury Park, California facilities for which we have accrued approximately $3.0 million for the costs of remediation at September 30, 2000. Pursuant to our agreement with Rockwell, we have assumed liabilities in respect of environmental matters related to current and former operations of Conexant.

  Our management team may be subject to a variety of demands for its attention.

     Our management currently faces a variety of challenges. These include implementing our ongoing diversification and expansion strategy and continuing to expand the infrastructure and systems necessary for us to operate as an independent public company and to integrate our recent acquisitions. While we believe that we have sufficient management resources to execute each of these initiatives, we cannot assure you that we will have these resources or that our initiatives will be successfully implemented. Failure to implement these initiatives successfully could have a material adverse effect on our business, financial condition and results of operations.

  Certain provisions in our organizational documents and rights agreement and Delaware law may make it difficult for someone to acquire control of Conexant.

     We have established certain anti-takeover measures that may affect our common stock and convertible notes. Our restated certificate of incorporation, our by-laws, our rights agreement with ChaseMellon Shareholder Services, L.L.C., as rights agent, dated as of November 30, 1998, as amended, and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of Conexant in a transaction not approved by our board of directors. Our restated certificate of incorporation and by-laws include provisions such as:

     - the ability of our board of directors to issue shares of our preferred stock in one or more series without further authorization of our shareowners;

     - a fair price provision;

     - a prohibition on shareowner action by written consent;

     - a requirement that shareowners provide advance notice of any shareowner nominations of directors or any proposal of new business to be considered at any meeting of shareowners;

     - a requirement that a supermajority vote be obtained to remove a director for cause or to amend or repeal certain provisions of our restated certificate of incorporation or by-laws;

     - elimination of the right of shareowners to call a special meeting of shareowners; and

     - the division of our board of directors into three classes to be elected on a staggered basis, one class each year.

     We also have a rights agreement which gives our shareowners certain rights that would substantially increase the cost of acquiring us in a transaction not approved by our board of directors.

     In addition to the rights agreement and the provisions in our restated certificate of incorporation and by-laws, Section 203 of the Delaware General Corporation Law provides that, subject to certain exceptions, a corporation shall not engage in any business combination with any interested shareowner during the three-year period following the time that such shareowner becomes an interested shareowner. The restrictions of Section 203 of the Delaware General Corporation Law, in certain circumstances, make it more difficult for a person who would be an interested shareowner to effect various business combinations with a corporation during this three-year period. The provisions of Section 203 of the Delaware General Corporation Law provide that the shareowner approval requirement may be avoided if a majority of the directors then in office approved either the business combination or the transaction that resulted in the shareowner becoming an interested shareowner.

  We may be responsible for certain federal income tax liabilities that relate to our spin-off from Rockwell.

     In connection with our spin-off from Rockwell, the Internal Revenue Service issued a tax ruling to Rockwell stating that the spin-off would qualify as a tax-free reorganization within the meaning of Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended. While the tax ruling generally is binding on the Internal Revenue Service, the continuing validity of the tax ruling is subject to certain factual representations and assumptions. We are not aware of any facts or circumstances that would cause such representations and assumptions to be untrue.

     The Tax Allocation Agreement dated as of December 31, 1998 between Conexant and Rockwell provides that we will be responsible for any taxes imposed on Rockwell, Conexant or Rockwell shareowners as a result of either:

     - the failure of the spin-off from Rockwell to qualify as a tax-free reorganization within the meaning of Section 368(a)(1)(D) of the Internal Revenue Code or

     - the subsequent disqualification of the spin-off from Rockwell as a tax-free transaction to Rockwell under Section 361(c)(2) of the Internal Revenue Code,

if the failure or disqualification is attributable to certain post-spin-off actions by or in respect of Conexant (including our subsidiaries) or our shareowners, such as our acquisition by a third party at a time and in a manner that would cause such failure or disqualification.

     The Tax Allocation Agreement also provides, among other things, that neither Rockwell nor Conexant is to take any action inconsistent with, nor fail to take any action required by, the request for the tax ruling or the tax ruling unless:

     - required to do so by law;

     - the other party has given its prior written consent; or

     - in certain circumstances, a supplemental ruling permitting such action is obtained.

     Rockwell and Conexant have indemnified each other for any tax liability resulting from each entity's failure to comply with these provisions.

     In addition, we effected certain tax-free intragroup spin-offs as a result of Rockwell's spin-off of Meritor Automotive, Inc. (now ArvinMeritor, Inc.) on September 30, 1997. The Tax Allocation Agreement provides that we will be responsible for any taxes imposed on Rockwell, Conexant or Rockwell shareowners in respect of those intragroup spin-offs if such taxes are attributable to certain actions taken after the spin-off from Rockwell by or in respect of Conexant (including our subsidiaries) or our shareowners, such as our acquisition by a third party at a time and in a manner that would cause the taxes to be incurred.

     If we were required to pay any of the taxes described above, such payment could have a material adverse effect on our financial position, results of operations and cash flow.

EXECUTIVE OFFICERS

     The Company's executive officers are:

            NAME              AGE                            POSITION
            ----              ---                            --------
Dwight W. Decker............  50     Chairman of the Board of Directors and Chief Executive
                                     Officer
Moiz M. Beguwala............  54     Senior Vice President and General Manager, Wireless
                                     Communications
Lewis C. Brewster...........  36     Senior Vice President, Worldwide Sales
Terry L. Ellis..............  55     Senior Vice President, Operations
Raouf Y. Halim..............  40     Senior Vice President and General Manager, Network
                                     Access
Balakrishnan S. Iyer........  44     Senior Vice President and Chief Financial Officer
Shu Li......................  42     Senior Vice President, Quality and Supply Chain
                                     Management
Daniel A. Marotta...........  40     Senior Vice President and General Manager, Digital
                                     Infotainment
Dennis E. O'Reilly..........  56     Senior Vice President, General Counsel and Secretary
Kerry K. Petry..............  51     Vice President and Treasurer
Ashwin Rangan...............  41     Senior Vice President and Chief Information Officer
F. Matthew Rhodes...........  43     Senior Vice President and General Manager, Personal
                                     Computing
James P. Spoto..............  50     Senior Vice President, Platform Technologies
Thomas A. Stites............  45     Senior Vice President, Communications
Kevin V. Strong.............  40     Senior Vice President and General Manager, Personal
                                     Imaging
Steven M. Thomson...........  44     Vice President and Controller
Paul D. Walker..............  53     Senior Vice President, Leadership and Team Development
Bradley W. Yates............  42     Senior Vice President, Human Resources

     Messrs. Halim, Iyer, Petry, Stites and Yates have been, or are expected to be, named executive officers of Spinco and are expected to cease service as executive officers of the Company upon completion of the initial public offering of shares of Spinco.

     There are no family relationships among directors or executive officers of the Company. Set forth below are the name, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company.

     Dwight W. Decker -- Chairman of the Board and Chief Executive Officer. Mr. Decker served as Senior Vice President of Rockwell International Corporation (electronic controls and communications) and President, Rockwell Semiconductor Systems from July 1998 to December 1998; Senior Vice President of Rockwell and President, Rockwell Semiconductor Systems and Electronic Commerce from March 1997 to July 1998; President, Rockwell Semiconductor Systems from October 1995 to March 1997; and President, Telecommunications of Rockwell prior thereto. Mr. Decker received a Ph.D. in applied mathematics from the California Institute of Technology and a B.Sc. in mathematics and physics from McGill University.

     Moiz M. Beguwala -- Senior Vice President and General Manager, Wireless Communications. Mr. Beguwala served as Vice President and General Manager, Wireless Communications Division of Rockwell Semiconductor Systems from October 1998 to December 1998; Vice President and General Manager, Personal Computing Division of Rockwell Semiconductor Systems from January 1998 to October 1998; Vice President, Worldwide Sales of Rockwell Semiconductor Systems from October 1995 to January 1998; and Vice President Worldwide Sales of Rockwell's Telecommunications Division prior thereto. Mr. Beguwala received an M.B.A. and a B.S. in engineering from the University of California -- Los Angeles and an M.S. and a Ph.D. in electrical engineering from the University of Southern California.

     Lewis C. Brewster -- Senior Vice President, Worldwide Sales. Mr. Brewster served as Vice President, Worldwide Sales of Rockwell Semiconductor Systems from January 1998 to December 1998; Executive Director, Americas Sales of Rockwell Semiconductor Systems from June 1997 to January 1998; Director,

Americas Sales of Rockwell Semiconductor Systems from June 1996 to June 1997; Director, Strategic Sales and Operations of Rockwell Semiconductor Systems from October 1995 to June 1996; and Director, Strategic Sales and Operations, Digital Communications Division of Rockwell's Telecommunications Division prior thereto. Mr. Brewster received an M.B.A. from Stanford University and a B.S. in electrical engineering and biomedical engineering from Duke University.

Terry L. Ellis -- Senior Vice President, Operations. Mr. Ellis served as Vice President of Operations of Rockwell Semiconductor Systems from September 1998 to December 1998; Executive Director, Semiconductor Manufacturing of Rockwell Semiconductor Systems from August 1997 to August 1998; Director, Die Manufacturing of Rockwell Semiconductor Systems from October 1995 to August 1997; and Director, Die Manufacturing of Rockwell's Telecommunications Division prior thereto. Mr. Ellis received a B.S. in electrical engineering from the University of Texas.

     Raouf Y. Halim -- Senior Vice President and General Manger, Network Access. Mr. Halim served as Vice President and General Manager, Network Access Division of Rockwell Semiconductor Systems from February 1997 to December 1998; Vice President -- VLSI Engineering of Rockwell Semiconductor Systems from October 1995 to February 1997; Vice President -- VLSI Engineering of Rockwell's Telecommunications Division from September 1995 to October 1995; and Division Director, VLSI Engineering, Digital Communications of Rockwell's Telecommunications Division prior thereto. Mr. Halim received an M.S. in electrical engineering from the Georgia Institute of Technology and a B.Sc. in electrical engineering from Alexandria University.

     Balakrishnan S. Iyer -- Senior Vice President and Chief Financial Officer. Mr. Iyer served as Senior Vice President and Chief Financial Officer of Rockwell Semiconductor Systems from October 1998 to December 1998; Senior Vice President and Chief Financial Officer of VLSI Technology, Inc. (semiconductors) from January 1997 to October 1998; and Vice President and Corporate Controller of VLSI Technology, Inc. prior thereto. Mr. Iyer received an M.B.A. from The Wharton School of the University of Pennsylvania, an M.S. in industrial engineering from the University of California, Berkeley and a B.S. in mechanical engineering from the Indian Institute of Technology.

     Shu Li -- Senior Vice President, Quality and Supply Chain Management. Mr. Li served as Divisional Vice President and General Manager, Semiconductor Packaging of AlliedSignal, Inc. (semiconductors) from January 1999 to January 2000; Divisional Vice President and General Manager, Commercial Spares and Total Logistics Services of AlliedSignal, Inc. from January 1996 to January 1999; and Vice President, Operations of AlliedSignal Aerospace Marketing, Sales, and Services, Inc. prior thereto. Mr. Li received a Ph.D. in operations research from Harvard University, an M.S. in electrical engineering and computer sciences from the University of Illinois and a B.S. in electrical engineering from the Huazhong University of Sciences and Technologies in the People's Republic of China.

     Daniel A. Marotta -- Senior Vice President and General Manager, Digital Infotainment. Mr. Marotta served as Vice President and General Manager, Digital Infotainment from March 1999 to January 2000; Vice President of Engineering from January 1999 to March 1999; Director of Engineering from August 1998 to January 1999; and Integrated Circuit Designer of the Graphic/Imaging Sub-Business Unit of Conexant's Brooktree subsidiary prior thereto. Mr. Marotta received a B.S. in electrical engineering from State University of New York in Buffalo.

     Dennis E. O'Reilly -- Senior Vice President, General Counsel and Secretary. Mr. O'Reilly served as Director of Business Development of Intel Corporation's Mobile and Handheld Products Group (semiconductors) from September 1997 to December 1998; Group Counsel of Intel Corporation prior thereto. Mr. O'Reilly received a J.D. from Boston University School of Law and a B.A. from the State University of New York at Binghamton.

     Kerry K. Petry -- Vice President and Treasurer. Mr. Petry served as Vice President and Treasurer of Rockwell Semiconductor Systems from October 1998 to December 1998; Assistant Treasurer and Director of Domestic Treasury Operations of Rockwell prior thereto. Mr. Petry received an M.B.A. from Virginia Polytechnic Institute & State University and a B.S. in accounting from West Virginia University.

     Ashwin Rangan -- Senior Vice President and Chief Information Officer. Mr. Rangan served as Senior Vice President and Chief Information Officer of Rockwell Semiconductor Systems from October 1998 to December 1998; Executive Director, Business Process Re-engineering and Information Technology of Rockwell Semiconductor Systems from December 1996 to October 1998; and Director, Business Process Re-engineering and Information Technology of Rockwell Semiconductor Systems prior thereto. Mr. Rangan received an M.S. in industrial engineering and management with an emphasis in operations management and information systems from the National Institute of Industrial Engineering in Bombay, India, a B. Engr. in mechanical engineering and an A.A. from Bangalore University.

     F. Matthew Rhodes -- Senior Vice President and General Manager, Personal Computing. Mr. Rhodes served as Vice President and General Manager, Personal Computing Division of Rockwell Semiconductor Systems from October 1998 to December 1998; Director, Software Products Marketing of Rockwell Semiconductor Systems from January 1997 to October 1998; Director, VLSI Technology of Pacific Communications Sciences Inc. (communications system design) prior thereto. Mr. Rhodes received an M.B.A. from the Anderson Graduate School of Management of the University of California, Los Angeles, an M.S. in electrical engineering from Lehigh University and a B.S. in physics from The Pennsylvania State University.

     James P. Spoto -- Senior Vice President, Platform Technologies. Mr. Spoto served as Vice President, Platform Technologies of Rockwell Semiconductor Systems from October 1997 to December 1998; Vice President, Business Development of Cadence Design Systems, Inc. (software) from March 1996 to July 1997; and Vice President, Engineering and Mixed-Signal and Physical Design of Cadence Design Systems, Inc. prior thereto. Mr. Spoto received an M.S. and a B.S. in electrical engineering from the University of Florida.

     Thomas A. Stites -- Senior Vice President, Communications. Mr. Stites served as Vice President, Communications of Advanced Micro Devices (semiconductors) from 1992 to December 1998. Mr. Stites received a B.A. in journalism from the University of Colorado.

     Kevin V. Strong -- Senior Vice President and General Manager, Personal Imaging. Mr. Strong served as Vice President and General Manager, Personal Imaging Division of Rockwell Semiconductor Systems from September 1998 to December 1998; Division Director, Digital Communications Products, Personal Computing Division of Rockwell Semiconductor Systems from June 1998 to September 1998; Division Director, Technology Planning, Personal Computing Division of Rockwell Semiconductor Systems from June 1997 to June 1998; Business Director, Personal Computing Products, Multimedia Communications Division of Rockwell Semiconductor Systems from August 1996 to June 1997; Director Technology Planning of Media Processing, Multimedia Communications Division of Rockwell Semiconductor Systems from January 1996 to August 1996; Manager of Business Development, Multimedia Communications Division of Rockwell Semiconductor Systems prior thereto. Mr. Strong received a B.S. in electronic engineering from Southampton University.

     Steven M. Thomson -- Vice President and Controller. Mr. Thomson served as Vice President and Controller of Rockwell Semiconductor Systems from October 1998 to December 1998; Director of Financial Planning and Control of Rockwell Semiconductor Systems from October 1995 to October 1998; Director, Financial Planning and Control of Rockwell's Telecommunications Division prior thereto. Mr. Thomson received an M.S. in financial management from West Coast University and a B.A. in accounting from California State University, Fullerton.

     Paul D. Walker -- Senior Vice President, Leadership and Team Development. Mr. Walker served as Senior Vice President and Managing Principal of Senn-Delaney Leadership Consulting Group (consulting) from October 1984 to May 1999. Mr. Walker received a B.A. from Northern Michigan University.

     Bradley W. Yates -- Senior Vice President, Human Resources. Mr. Yates served as Vice President, Human Resources of Siebel Systems, Inc. (software) from September 1999 to December 1999; Vice President, Human Resources of AT&T Wireless Services' Los Angeles Cellular partnership with Bell South Corporation from September 1996 to September 1999; and Vice President, Human Resources for AT&T Global Information Solutions' Americas Region prior thereto. Mr. Yates received an M.S. in strategic human resource management from the University of Dayton and a B.S. in business administration from San Diego State University.

ITEM 2. PROPERTIES

     At September 30, 2000, the Company operated three manufacturing facilities in the United States and one facility in Mexico. It also had 28 design centers and 33 sales offices. These facilities had an aggregate floor space of approximately 2.5 million square feet, approximately 45% of which were owned and approximately 55% of which were leased. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and contain all the equipment and facilities necessary to operate at present levels. A summary of floor space of the Company's facilities at September 30, 2000 is as follows (in thousands of square feet):

                                                             OWNED         LEASED
                    TYPE OF FACILITY                       FACILITIES    FACILITIES    TOTAL
                    ----------------                       ----------    ----------    -----
Manufacturing............................................      634           444       1,078
General office space.....................................      475           925       1,400
                                                             -----         -----       -----
          Total..........................................    1,109         1,369       2,478
                                                             =====         =====       =====

     The Company's headquarters and primary wafer fabrication facility are located in Newport Beach, California, consisting of approximately 633,000 square feet of owned and approximately 520,000 square feet of leased floor space. This location includes an approximately 130,000 square foot wafer fabrication facility. The Company manufactures GaAs products at its wafer fabrication facility located in Newbury Park, California.

     Certain of the Company's facilities, including the California and Mexico facilities are located near major earthquake fault lines. The Company maintains only minimal earthquake insurance with respect to these facilities. A portion of the Mexico facility is seismically isolated and the Company has substantially completed a $36 million program to seismically isolate certain portions of its California facilities. See Part I, Item 1, "Business -- Manufacturing".

ITEM 3. LEGAL PROCEEDINGS

     On October 14, 1997, Brent Townshend ("Townshend") filed suit against Rockwell and Conexant in the Superior Court of California for San Mateo County seeking an injunction to halt the sale of products containing Conexant's K56Flex(TM) chipsets and requesting unspecified damages, claiming that Conexant had engaged in unfair competition, misappropriation of trade secrets, breach of contract and breach of confidence by using technical information allegedly disclosed in confidence by Townshend to accelerate its development of 56 Kbps modem technology. In January 1999, Townshend dismissed his State Court action and re-filed the same claims and three new claims for patent infringement in the U.S. District Court for the Northern District of California. In the Federal action, Townshend alleged that each of his patents (the "Townshend Patents") covers certain aspects of the V.90 standard that are infringed by Conexant's 56 Kbps products. In October 2000, Townshend and Conexant entered into a written understanding as to settlement of all outstanding litigation. Under the settlement, Conexant will pay cash, and in certain circumstances non-cash, consideration, all outstanding litigation will be dismissed with prejudice, and Townshend will grant to Conexant and certain future spin-off entities of Conexant a non-exclusive license to the Townshend Patents and other defined voiceband modem technology. The settlement calls for certain contingent cash obligations of Conexant, all of which have been accrued as of September 30, 2000.

     On July 29, 1991, Shumpei Yamazaki filed suit against a Japanese subsidiary of Rockwell in the Tokyo District Court, Twenty-ninth Civil Division for patent infringement relating to Conexant's facsimile modem chipsets seeking 685 million yen (approximately $6.2 million based on the exchange rate on November 30, 2000) and court costs. In October 1998, the District Court rendered its decision dismissing the suit against Conexant, from which decision Mr. Yamazaki appealed. On April 12, 1999, Mr. Yamazaki presented his position, as well as additional causes of action at the first portion of the appellate hearing. The Tokyo High Court rejected Mr. Yamazaki's additional claims and set the calendar for appellate hearings, the last of which is scheduled for December 19, 2000, with final disposition expected in the first calendar quarter of 2001. Conexant believes it has meritorious defenses to these claims and is vigorously defending this action.

     On May 30, 1997, Klaus Holtz filed suit against Rockwell in the U.S. District Court for the Northern District of California for patent infringement relating to Conexant's modem products utilizing the V.42bis standard for data compression. On September 30, 1998, the Court barred any alleged damages arising before May 30, 1997. On December 17, 1998, the Court issued an order construing the claims of the patent. Conexant filed a motion for Summary Judgment of Non-Infringement on February 22, 1999. A hearing was held thereon on June 14, 1999. On October 25, 1999, the Court found in favor of Conexant and the case was dismissed. On July 10, 2000 the District Court granted Conexant's motion to declare the case an exceptional case under 35 U.S.C. 285, and awarded Conexant $250,000. Holtz filed a notice of appeal to the court of appeals for the Federal Circuit, challenging the District Court's findings on claim construction, non-infringement and laches. Conexant began collection efforts on the approximately $275,000 owed to Conexant by Holtz as a result of the litigation so far. On August 22, 2000, Holtz filed for bankruptcy protection under Chapter 7 of the bankruptcy laws in the State of California. The Federal Circuit appeals were placed under the control of the trustee in bankruptcy, and were stayed pending resolution of the bankruptcy. Conexant was able to reach agreement with the bankruptcy trustee, wherein Holtz' appeals against Conexant will be dismissed and Conexant will receive a license under Holtz' patents. This agreement is subject to approval of the Bankruptcy Court.

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

     The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted and taking into account the Company's reserves for such matters, management believes the disposition of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the quarter ended September 30, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Conexant Systems, Inc. common stock began trading on the NASDAQ National Market under the symbol "CNXT" on January 4, 1999. The following table lists the high and low per share sale prices for the Company's common stock as reported by the NASDAQ National Market for the periods indicated. These per share sales prices reflect the 2-for-1 stock split effected in the form of a stock dividend on October 29, 1999.

                                                              HIGH      LOW
                                                              ----      ---
FISCAL YEAR ENDED SEPTEMBER 30, 1999:
  Second quarter............................................  $ 13 27/32 $ 6 27/32
  Third quarter.............................................    31 15/16  13 3/16
  Fourth quarter............................................    41 17/32  27 5/8

FISCAL YEAR ENDED SEPTEMBER 30, 2000:
  First quarter.............................................  $ 76 3/16 $30 7/8
  Second quarter............................................   132 1/2   53
  Third quarter.............................................    79       31 1/4
  Fourth quarter............................................    57 1/16  26 1/2

     At November 30, 2000, there were 49,963 holders of record of the Company's common stock.

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business, and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data was derived from the consolidated financial statements of Conexant and subsidiaries and its predecessor Rockwell Semiconductor Systems, Inc., representing the semiconductor systems business of Rockwell International Corporation and subsidiaries. The financial data as of and for the years ended September 30, 2000 and 1999 are derived from the audited consolidated financial statements of Conexant. The financial data as of and for the years ended September 30, 1998, 1997 and 1996 have been derived from the audited financial statements of Semiconductor Systems as part of Rockwell. The fiscal 1999 selected financial data includes the operating results of Conexant while it was part of Rockwell prior to January 1, 1999. The selected financial data for periods prior to January 1, 1999 are not necessarily indicative of what the financial position or results of operations would have been had Conexant been an independent public company during the those periods. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                AS OF AND FOR THE YEARS ENDED SEPTEMBER 30,
                                       --------------------------------------------------------------
                                        2000(1)        1999         1998       1997(1)      1996(1)
                                       ----------   ----------   ----------   ----------   ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Net revenues.........................  $2,103,599   $1,444,114   $1,200,231   $1,412,325   $1,470,455
Cost of goods sold...................   1,133,647      863,252      844,851      733,848      848,994
                                       ----------   ----------   ----------   ----------   ----------
Gross margin.........................     969,952      580,862      355,380      678,477      621,461
Operating Expenses:
  Research and development...........     414,471      310,042      342,349      279,752      155,414
  Selling, general and
     administrative..................     289,411      227,729      251,863      190,858      150,458
  Amortization of intangible
     assets..........................     160,154        8,364       11,020        9,178          488
  Purchased in-process research and
     development.....................     215,710           --           --       29,900      121,000
  Special charges(2).................          --       37,906      147,306           --           --
                                       ----------   ----------   ----------   ----------   ----------
          Total operating expenses...   1,079,746      584,041      752,538      509,688      427,360
                                       ----------   ----------   ----------   ----------   ----------
Operating income (loss)..............    (109,794)      (3,179)    (397,158)     168,789      194,101
Special charges -- litigation........     (35,000)          --      (43,000)          --           --
Other income, net....................       6,471        5,935        9,830       10,973        3,060
                                       ----------   ----------   ----------   ----------   ----------
Income (loss) before provision
  (benefit) for income taxes.........    (138,323)       2,756     (430,328)     179,762      197,161
Provision (benefit) for income
  taxes..............................      52,604      (10,173)    (168,112)      53,938      113,633
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss)....................  $ (190,927)  $   12,929   $ (262,216)  $  125,824   $   83,528
                                       ==========   ==========   ==========   ==========   ==========
Net income (loss) per share(3):
  Basic..............................  $    (0.90)  $     0.07   $    (1.32)  $     0.59   $     0.38
  Diluted............................       (0.90)        0.06        (1.32)        0.59         0.38
BALANCE SHEET DATA
Working capital......................  $1,319,134   $  604,453   $  256,689   $  221,747   $  230,071
Total assets.........................   4,416,197    1,841,950    1,418,530    1,485,759    1,383,055
Long-term obligations................     999,997      350,000           --           --           --
Shareholders' equity.................   2,906,759    1,035,153    1,009,375    1,106,558      899,216
OTHER FINANCIAL DATA(4)
Adjusted operating income (loss).....  $  272,829   $   43,091   $ (238,832)  $  207,867   $  315,589
Adjusted net income (loss)...........     195,517       41,414     (138,159)     149,896      204,827
Adjusted net income (loss) per share:
  Basic..............................  $     0.92   $     0.22   $    (0.70)  $     0.70   $     0.94
  Diluted............................        0.84         0.20        (0.70)        0.69         0.93

---------------
(1) In September 1996, Conexant acquired Brooktree Corporation and in fiscal 1997 Conexant acquired the Hi-Media broadband communication chipset business of ComStream Corporation. In fiscal 2000, Conexant completed the following acquisitions: Microcosm Communications Limited and the wireless broadband business unit of Oak Technology, Inc. in January, Maker Communications, Inc. in March, Applied Telecom, Inc. in April, Philsar Semiconductor Inc. in May, HotRail, Inc. in June, and Novanet Semiconductor Ltd. and NetPlane Systems, Inc. in September. As a result of these acquisitions, during fiscal 2000 the Company recorded $160.2 million in amortization of goodwill and other acquisition-related intangible assets and in fiscal 2000, 1997 and 1996 the Company recorded charges of $215.7 million, $29.9 million, and $121.0 million, respectively, related to purchased in-process research and development.

(2) In fiscal 1998, the Company recorded special charges of approximately $147.3 million related to its decision to close and dispose of the wafer fabrication facilities in Colorado Springs, Colorado, a worldwide workforce reduction and certain other actions. In fiscal 1999, the Company recorded additional special charges of approximately $37.9 million related to the restructuring actions initiated in fiscal 1998.

(3) Net income (loss) per share for all periods reflects the Company's October 1999 2-for-1 stock split. Because Conexant was not an independent company during all of fiscal years 1996-1999, net income (loss) per share for those years is calculated as if the spin-off of Conexant from Rockwell had occurred on October 1, 1995.

(4) Adjusted operating income (loss), adjusted net income (loss) and adjusted net income (loss) per share exclude the amortization of intangible assets, purchased in-process research and development, special charges and, in fiscal 2000, a $6.8 million charge for the value of compensatory stock options granted to employees. Adjusted net income (loss) also excludes the income tax effect of the above items, using the Company's marginal tax rate for the periods presented. These measures of earnings are not in accordance with, or an alternative for, generally accepted accounting principles and may not be consistent with measures used by other companies. However, the Company believes these measures of earnings provide its investors additional insight on its underlying operating results and the Company uses these measures internally to evaluate its operating performance. See "Management's Discussion and Analysis of Financial Condition and Results of
    Operations -- Results of Operations -- Adjusted Earnings".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Conexant is the world's largest independent company focused exclusively on providing semiconductor products and system solutions for a wide variety of communications electronics. The Company's products facilitate communications worldwide through wireline voice and data communications networks, cordless and cellular wireless telephony systems, personal imaging devices and equipment, and emerging cable and wireless broadband communications networks. The Company operates in two business segments: the Personal Networking business and the Internet Infrastructure business.

     The Personal Networking business designs, develops and sells semiconductor products and system solutions in four general personal communications applications markets -- Personal Computing, Personal Imaging, Digital Infotainment and Wireless Communications. Personal Computing products include telephony-based communications solutions for personal computing terminals and other communication devices such as gaming consoles, web browsers and handheld devices. Personal Imaging products consist of semiconductor and software products that enable image capture, processing and output for fax machines, printers and digital still and video cameras. Digital Infotainment products include semiconductor solutions that perform communication and media processing functions within a variety of information and entertainment platforms. Wireless Communications products are comprised of components, subsystems and system-level semiconductor solutions for wireless voice and data communication applications, including digital cellular handsets and base stations, cordless telephones and GPS receivers.

     The Internet Infrastructure business designs, develops and sells semiconductor products and system solutions for some of the highest-growth areas in the broadband communications markets including broadband access, multi-service access and WAN transport. The Company's broad product portfolio allows it to provide network infrastructure OEM's with system level semiconductor solutions including multi-service access and high-speed DSL products used in a variety of network access platforms such as remote access concentrators, voice gateways, digital loop carriers, DSL access multiplexers and integrated access devices. The Company also provides network infrastructure OEM's with an extensive family of communication solutions that support the aggregation, transmission and switching of data, video and voice from the edge of the network to the optical backbone, including T/E carrier, ATM and SONET/SDH products and network processors. These products are used in a variety of network equipment including high-speed routers, ATM switches, optical switches, add-drop multiplexers and digital cross-connect systems.

     The Company markets and sells its semiconductor products and system solutions directly to leading OEMs of communication electronics products and third-party electronic manufacturing service providers, and indirectly through electronic components distributors. Sales to distributors accounted for approximately 19% of fiscal 2000 net revenues. No one customer accounted for more than 10% of net revenues in fiscal 2000. The Company's top 20 customers accounted for approximately 50% of fiscal 2000 net revenues. Revenues derived from customers located in the Americas, Europe, Japan, and the Asia-Pacific region were 32%, 11%, 10% and 47%, respectively, of the Company's net revenues in fiscal 2000.

     The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. In addition, the Company's operating results may be negatively affected by substantial quarterly and annual fluctuations and market downturns due to a number of factors, such as changes in demand for end-user equipment, the timing of the receipt, reduction or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of the Company's products and its customer's products, the Company's ability to develop, introduce and market new products and technologies on a timely basis, availability and cost of products from the Company's suppliers, new product and technology introductions by competitors, changes in the mix of products produced and sold, intellectual property disputes, the timing and extent of product development costs and general economic conditions. In the past, average selling prices of established products have generally declined over time and the Company expects this trend to continue in the future.

     The Company believes strategic acquisitions are an important element in maintaining its competitive and technological position as a leading provider of semiconductor products and system solutions to communications OEMs. During fiscal 2000, the Company completed ten acquisitions, with an aggregate value of $1.8 billion, to accelerate development efforts and fill technology gaps in its product portfolio. In January 2000, the Company acquired Microcosm, a technology leader in the field of fiber optic communications and Oak Technology's wireless broadband unit, a supplier of demodulator/decoder solutions, primarily for digital TV applications. In March 2000, the Company acquired Maker, a company that develops and markets programmable network processors, software solutions and development tools. In May 2000, the Company completed the acquisition of Philsar, a leading developer of RF semiconductor solutions for personal wireless connectivity applications including Bluetooth(TM) and third generation digital cellular handsets. In June 2000, the Company acquired HotRail, a developer of high-speed switching, interconnect and scalable processing solutions for networking systems and Sierra, a pioneer in the development of "back-end" digital image processor solutions for the digital still camera market. Fiscal 2000 acquisitions also included Applied Telecom and NetPlane, each engaged in the development of communications software. Finally, the Company acquired Novanet, focused on optical networking product development, and Istari Design, Inc., a provider of contract engineering services for communications system design and implementation. Each of these acquisitions was treated as a purchase for financial accounting purposes and the Company's results of operations reflect the operations of these businesses after the dates of acquisition. The Company evaluates opportunities for other strategic acquisitions from time to time, and may make additional acquisitions in the future.

     On September 13, 2000, the Company announced a plan to spin off its Internet Infrastructure business through a two-step process. The first step will consist of an initial public offering of common stock of Spinco targeted for January 2001. After completion of the initial public offering, Conexant will continue to own a majority of Spinco's outstanding common stock and a majority of the voting power of Spinco's outstanding common stock. In the second step, Conexant intends, within several months after Spinco's initial public offering, subject to the satisfaction of certain conditions, to distribute to its shareholders all of the shares of Spinco's common stock that Conexant owns. However, there can be no assurance that the initial public offering or the spin-off will be successfully completed.

RESULTS OF OPERATIONS

NET REVENUES

     The Company generally recognizes revenues from product sales directly to its customers and to certain distributors upon shipment and transfer of title. The Company provides for warranty costs, sales returns, rebates and other pricing adjustments at the time of shipment based on prior experience. Some products are sold to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. Recognition of revenue is deferred on sales to these distributors until the products are sold by the distributors.

     The following table summarizes the Company's net revenues by business segment:

                                                         YEARS ENDED SEPTEMBER 30,
                                            ----------------------------------------------------
                                              2000      CHANGE      1999      CHANGE      1998
                                            --------    ------    --------    ------    --------
                                                               (IN MILLIONS)
NET REVENUES:
Personal Networking.......................  $1,524.4      31%     $1,166.5      10%     $1,056.9
Internet Infrastructure...................     579.2     109%        277.6      94%        143.3
                                            --------              --------              --------
                                            $2,103.6      46%     $1,444.1      20%     $1,200.2
                                            ========              ========              ========
AS A PERCENTAGE OF CONEXANT'S TOTAL NET
  REVENUES:
Personal Networking.......................        72%                   81%                   88%
Internet Infrastructure...................        28%                   19%                   12%
                                            --------              --------              --------
                                                 100%                  100%                  100%
                                            ========              ========              ========

     Net revenues for fiscal 2000 include an aggregate of approximately $31.7 million generated by the ten businesses acquired during the year.

  Personal Networking

     The following table summarizes the net revenues of the Personal Networking segment by product:

                                                         YEARS ENDED SEPTEMBER 30,
                                            ----------------------------------------------------
                                              2000      CHANGE      1999      CHANGE      1998
                                            --------    ------    --------    ------    --------
                                                               (IN MILLIONS)
NET REVENUES:
Personal Computing........................  $  722.9      15%     $  626.5      (2)%    $  639.9
Personal Imaging..........................     119.8      33%         89.9     (12)%       102.0
Digital Infotainment......................     290.8      58%        183.5      27%        144.6
Wireless Communications...................     390.9      47%        266.6      56%        170.4
                                            --------              --------              --------
                                            $1,524.4      31%     $1,166.5      10%     $1,056.9
                                            ========              ========              ========
AS A PERCENTAGE OF CONEXANT'S TOTAL NET
  REVENUES:
Personal Computing........................        34%                   43%                   53%
Personal Imaging..........................         5%                    6%                    9%
Digital Infotainment......................        14%                   13%                   12%
Wireless Communications...................        19%                   19%                   14%
                                            --------              --------              --------
                                                  72%                   81%                   88%
                                            ========              ========              ========

     Personal Computing product revenues for fiscal 2000 grew 15% year-over-year reflecting continued solid demand for V.90 dial-up modem solutions for personal computing applications. The business also achieved strong growth in sales of its embedded modems, which enable communications in a variety of personal communications devices such as gaming consoles, web browsers, and handheld devices. Revenues in fiscal 2000 also included initial production shipments of client ADSL chipset solutions supporting delivery of broadband communication services for residential applications. The recent weakening worldwide demand for consumer PCs is expected to negatively affect Personal Computing product revenues in the near term. Net revenues for Personal Computing products decreased 2% during fiscal 1999 as compared to fiscal 1998 primarily due to the shift toward lower-priced modem products.

     Revenues from Personal Imaging products for fiscal 2000 increased 33% compared to fiscal 1999, driven by strong demand for fax modems and increased penetration of the expanding multifunction peripheral market. Fiscal 2000 revenues also reflect increased shipments of CMOS imagers and system solutions for emerging PC camera and digital still camera applications. Net revenues for Personal Imaging products decreased 12% during fiscal 1999 as compared to fiscal 1998 as a result of the lingering effects of the Asia-Pacific economic recession that impacted performance during the latter part of 1998.

     For Digital Infotainment products, the 58% increase in revenues for fiscal 2000, as compared to fiscal 1999, reflected the strong demand experienced throughout the year for video processing solutions used in personal computing applications as well as increased shipments of tuners, demodulators, encoders, and back-channel telephony solutions, primarily for satellite set-top box applications. Fiscal 2000 results also included initial volume shipments of cable modem products for European digital video broadcast and North American DOCSIS applications. Net revenues for Digital Infotainment products increased 27% during fiscal 1999 as compared to fiscal 1998 due to solid demand for tuners and demodulators, video encoders and back channel telephony solutions.

     Wireless Communications product revenues for fiscal 2000 grew 47% over fiscal 1999, driven by strong overall demand for digital cellular wireless components, subsystems and system solutions. In particular, significant revenue growth was derived from accelerating unit shipments of GSM power amplifiers, radio frequency subsystems and full system solutions. However, revenues derived from the CDMA product portfolio declined during the second half of the year as a result of the Korean government's decision to impose a ban on

Korean service providers subsidizing new digital cellular handsets. The subsidy ban curtailed domestic demand for CDMA digital cellular handset production and attendant semiconductor component supply. The Korean government's action, coupled with a recent deceleration in overall demand for digital cellular handsets, is likely to continue to affect Wireless Communications product revenues in the near term. Net revenues for Wireless Communications products increased 56% during fiscal 1999 as compared to fiscal 1998 due to strong demand for CDMA digital cellular handsets worldwide.

  Internet Infrastructure

     In fiscal 2000, Internet Infrastructure segment revenues increased 109% from fiscal 1999 levels as demand for networking semiconductor products and system solutions increased significantly due to the need for network infrastructure OEMs to support the ongoing build-out and upgrade of both public and private communications networks. Demand increased for optical networking, ATM, network processor and T/E carrier products, used in network infrastructure equipment for metropolitan and optical backbone networks. The Company also experienced greater demand for high-speed DSL products, used by network infrastructure OEMs in DSL access multiplexers, integrated access devices and other products for the delivery of SDSL services, as well as increased demand from network infrastructure OEMs for the AnyPort(TM) family of multi-service access processors.

     Increased demand for the Company's AnyPort(TM) family of multi-service access processors was a major contributor to revenue growth of 94% achieved in fiscal 1999. Revenue growth in fiscal 1999 also resulted from higher demand from OEMs for high-speed DSL products in response to the rapid expansion of SDSL services provided by competitive and incumbent local exchange carriers. Revenue growth during fiscal 1999 also reflected the continued expansion of high-speed optical networking, with the transition from lower speed OC3/12 to higher speed OC48/192, which created greater demand for the Company's semiconductor system solutions used in optical networking equipment.

GROSS MARGIN

                                                           YEARS ENDED SEPTEMBER 30,
                                                 ----------------------------------------------
                                                  2000     CHANGE     1999     CHANGE     1998
                                                 ------    ------    ------    ------    ------
                                                                 (IN MILLIONS)
Gross margin...................................  $970.0      67%     $580.9      63%     $355.4
Percent of net revenues........................      46%                 40%                 30%

     Cost of goods sold consists predominantly of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs, warranties and sustaining engineering expenses pertaining to products sold. The gross margin improvement in fiscal 2000 principally reflects the continued shift in the Company's product mix toward higher margin products. The gross margin improvement also reflects higher factory utilization at the Company's wafer fabrication facilities that resulted from increased unit sales volume. Gross margin for fiscal 1999 was adversely affected by unusually high inventory costs which resulted from low manufacturing capacity utilization during the last four months of fiscal 1998.

     The improvement in gross margin as a percentage of net revenues during fiscal 1999 was mainly due to increased unit sales volume, which allowed for fixed costs to be allocated over a higher number of semiconductor products produced. Gross margin improvement also resulted from a continued transition to a higher-margin product mix, the favorable market environment for purchasing processed wafers, and the successful implementation of cost reduction initiatives in the fourth quarter of fiscal 1998, including headcount reductions. Gross margin in fiscal 1998 was adversely impacted by a $66 million inventory write-off and $19 million of expenses related to the underutilization of manufacturing capacity.

RESEARCH AND DEVELOPMENT

                                                           YEARS ENDED SEPTEMBER 30,
                                                 ----------------------------------------------
                                                  2000     CHANGE     1999     CHANGE     1998
                                                 ------    ------    ------    ------    ------
                                                                 (IN MILLIONS)
Research and development.......................  $414.5      34%     $310.0      (9)%    $342.3
Percent of net revenues........................      20%                 21%                 29%

     The Company's research and development ("R&D") expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices and design and test tool costs. R&D expenses also include the costs for advanced semiconductor process development, design automation and advanced package development for the benefit of each of the Company's businesses.

     The increase in R&D expenses for fiscal 2000 compared to fiscal 1999 primarily reflects higher headcount and personnel-related costs as the Company expanded its R&D efforts in the areas of the Internet infrastructure, wireless communications and broadband access. Subsequent to September 1999, the Company's recruiting programs have increased its engineering team by over 450 engineers, including approximately 350 engineers joining the Company through the acquisition of ten businesses. Key product development efforts were targeted at client and multiport ADSL and G.shdsl products, home networking solutions, cable modems, CMOS imager solutions, GSM RF subsystems and system solutions, and broadband optical networking products. The Company expects fiscal 2001 R&D expenses to increase from fiscal 2000 amounts as it continues to invest in semiconductor system solutions and products for key high-growth market opportunities.

     The decrease in R&D expenses during fiscal 1999 compared to fiscal 1998 was mainly due to cost reduction actions initiated in the fourth quarter of fiscal 1998 to reduce the Company's overall cost structure. These actions included headcount reductions, design center closures, and project cancellations.

SELLING, GENERAL AND ADMINISTRATIVE

                                                           YEARS ENDED SEPTEMBER 30,
                                                 ----------------------------------------------
                                                  2000     CHANGE     1999     CHANGE     1998
                                                 ------    ------    ------    ------    ------
                                                                 (IN MILLIONS)
Selling, general and administrative............  $289.4      27%     $227.7     (10)%    $251.9
Percent of net revenues........................      14%                 16%                 21%

     The Company's selling, general and administrative ("SG&A") expenses include personnel costs, sales representative commissions, advertising and other marketing costs. The SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, real estate, information systems, customer service, sales, marketing, field application engineering and other services.

     The increase in SG&A expenses for fiscal 2000 as compared to fiscal 1999 resulted from the Company's continued development of its sales, marketing and business support functions since the spin-off from Rockwell at the end of the fiscal 1999 first quarter. In particular, the Company invested in the expansion of its sales and marketing organizations, increasing its worldwide sales organization to over 300 personnel to support recent and anticipated sales growth. The increase also reflected higher sales representative commissions driven by the Company's revenue growth and the addition of the selling, marketing and administrative teams of the businesses acquired in fiscal 2000. The higher SG&A costs also reflected the continued development of corporate infrastructure, including the Company's information systems, human resources, and finance teams. These factors were partially offset by lower spending in fiscal 2000 for co-op advertising programs. The Company expects fiscal 2001 SG&A expenses to increase from the fiscal 2000 amounts as it continues to invest in marketing and sales functions in support of anticipated revenue growth.

     The decrease in SG&A expenses in fiscal 1999 compared to fiscal 1998 was mainly due to reductions in headcount as a result of the Company's efforts to restructure its business during the fourth quarter of fiscal 1998 in response to general market conditions, as well as lower advertising and consulting expenses.

AMORTIZATION OF INTANGIBLE ASSETS

                                                             YEARS ENDED SEPTEMBER 30,
                                                    -------------------------------------------
                                                     2000     CHANGE    1999    CHANGE    1998
                                                    ------    ------    ----    ------    -----
                                                                   (IN MILLIONS)
Amortization of intangible assets.................  $160.2      nm      $8.4     (24)%    $11.0

---------------
nm = not meaningful

     The higher amortization expense in fiscal 2000 resulted from the ten business acquisitions completed during the year. In connection with these acquisitions, the Company recorded an aggregate of $1.6 billion of identified intangible assets and goodwill. These assets are being amortized over their estimated lives (principally five years), increasing amortization expense by approximately $151.8 million in fiscal 2000. Consequently, the Company expects to record amortization expense related to goodwill and intangible assets in excess of $320 million annually for five years. The Company may make other business acquisitions in the future, and the completion of any such business acquisitions may result in further increases in the level of amortization expense. In addition, the terms of the acquisition agreements relating to the Company's fiscal 2000 acquisitions provide for additional consideration payable under earn-outs and under indemnity, escrow or holdback provisions. When issued, the additional consideration will result in additional goodwill, further increasing amortization expense. The aggregate amount of such consideration is approximately $148 million (based on the closing price of the Company's common stock on November 30, 2000), but is subject to further increases based upon changes in the market price of the Company's common stock.

     Amortization expense for fiscal 1999 and 1998 principally represents amortization of developed technology and other intangible assets related to acquisitions completed in fiscal 1996 and 1997.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with its fiscal 2000 business acquisitions, the Company recorded charges totaling $215.7 million for the fair value of purchased in-process research and development ("IPRD"). The fair value of the IPRD for each of the acquisitions was determined using the income approach. Under the income approach, expected future after-tax cash flows from each of the projects or product families ("projects") under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Each project was analyzed to determine the technological innovations included in the project; the existence and utilization of core technology; the complexity, cost and time to complete the remaining development efforts; the existence of any alternative future use or current technological feasibility; and the stage of completion in development. Future cash flows for each project were estimated based on forecasted revenues and costs, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends.

     The projects were then classified as developed technology, IPRD or future development. The estimated future cash flows for each project were discounted to approximate fair value. Discount rates were derived from a weighted average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development process, including the probability of achieving technological success and market acceptance. The fair value assigned to developed technology is included in identifiable intangible assets. The IPRD charge includes the fair value of the portion of IPRD completed as of the date of acquisition. The fair values assigned to the portion of IPRD to-be-completed and to future development are included in goodwill. The Company believes the amounts determined for IPRD, as well as developed technology, are representative of fair values and do not exceed the amounts an independent party would pay for these projects. Failure to deliver new projects to the market on a timely basis, or to achieve expected market acceptance or revenue and expense forecasts, could have a significant impact on the financial results and operations of the acquired businesses.

     The total charge for IPRD for the acquisition of Maker (which the Company agreed to acquire in December 1999) was $118.5 million. IPRD projects relating to seven product families, directed toward the development of high-performance programmable communications processors and applications software, were identified and valued. Maker's IPRD projects ranged from 55% to 92% complete and averaged approximately

75% complete, with aggregate estimated costs to complete all of the projects of $5.7 million. The IPRD projects principally are expected to be completed within one year of the acquisition date. The average discount rates used were 30% for IPRD projects and 20% for developed technology, which reflect the specific risks associated with each of the intangible assets. The weighted average cost of capital was estimated at 18%.

     The total charge for IPRD for the acquisition of Microcosm (completed in January 2000) was $27.4 million. IPRD projects relating to four product families, directed toward the development of high-performance programmable communications processors, were identified and valued. Microcosm's IPRD projects ranged from 77% to 90% complete and averaged approximately 84% complete, with total estimated costs to complete all of the projects of $0.8 million. The IPRD projects are principally expected to be completed within one year of the acquisition date. The average discount rates used were 35% for IPRD projects and 25% for developed technology, which reflect the specific risks associated with each of the intangible assets. The weighted average cost of capital was estimated at 20%.

     The total charge for IPRD for the Philsar acquisition (completed in May
2000) was $24.4 million. IPRD projects relating to five product families, directed toward the development of Bluetooth(TM) products including RF transceivers, a baseband controller, and an integrated single-chip Bluetooth(TM) solution, were identified and valued. Philsar's IPRD projects ranged from 41% to 78% complete and averaged approximately 60% complete, with total estimated costs to complete all of the projects of $5.4 million. The IPRD projects are principally expected to be completed within one year of the acquisition date. The average discount rates used were 30% for IPRD projects and 25% for developed technology, which reflect the specific risks associated with each of the intangible assets. The weighted average cost of capital was estimated at 20%.

     The total charge for IPRD for the HotRail acquisition (completed in June
2000) was $26.1 million. IPRD projects relating to two product families, directed toward the development of scalable, high-speed switch fabric systems and the HotRail Channel parallel CMOS transceiver, were identified and valued. HotRail's IPRD projects ranged from 34% to 95% complete and averaged approximately 74% complete, with total estimated costs to complete all of the projects of $11.7 million. The IPRD projects are principally expected to be completed within one year of the acquisition date. The average discount rates used were 34% for IPRD projects and 24% for developed technology, which reflect the specific risks associated with each of the intangible assets. The weighted average cost of capital was estimated at 24%.

     The total charge for IPRD for the Novanet acquisition (completed in September 2000) was $17.3 million. Three IPRD projects, directed toward the development of high-speed semiconductor solutions for asynchronous transfer mode and packet-over-SONET applications, were identified and valued. Novanet's IPRD projects ranged from 45% to 90% complete and averaged approximately 70% complete, with total estimated costs to complete all of the projects of $10.8 million. The IPRD projects are principally expected to be completed within one year of the acquisition date. The average discount rates used were 22% to 27% for IPRD projects and 28% for developed technology, which reflect the specific risks associated with each of the intangible assets. The weighted average cost of capital was estimated at 20%.

     The total charge for IPRD for the NetPlane acquisition (completed in September 2000) was $2.0 million. Four IPRD projects, directed toward the development of network control software and subsystems, including advanced MPLS for optical Internet backbone equipment and an IP routing protocol product suite, were identified and valued. NetPlane's IPRD projects ranged from 5% to 60% complete and averaged approximately 30% complete, with total estimated costs to complete all of the projects of $0.5 million. The IPRD projects are principally expected to be completed within one year of the acquisition date. The average discount rates used were 20% to 22% for IPRD projects and 17% for developed technology, which reflect the specific risks associated with each of the intangible assets. The weighted average cost of capital was estimated at 17%.

SPECIAL CHARGES

                                                             YEARS ENDED SEPTEMBER 30,
                                                    -------------------------------------------
                                                    2000     CHANGE    1999     CHANGE    1998
                                                    -----    ------    -----    ------    -----
                                                                   (IN MILLIONS)
Special charges -- Rockwell-retained assets.......  $  --      nm      $20.0      nm      $95.5
Special charges -- other..........................     --      nm       17.9      nm       51.8
Special charges -- litigation.....................   35.0      nm         --      nm       43.0

---------------
nm = not meaningful

     In fiscal 2000, the Company recorded a special charge of $35.0 million in connection with the settlement of certain litigation.

     In fiscal 1998, the Company recorded special charges of $43.0 million resulting from litigation, and charges of $147.3 million related to a restructuring of its business. The special charges include an asset impairment of approximately $103 million related to the closure and planned disposal of its wafer fabrication facilities in Colorado Springs, Colorado, approximately $15 million for employee severance and Voluntary Early Retirement Program ("VERP") costs associated with an approximate 10% worldwide workforce reduction, approximately $11 million related to intangible asset write-offs and approximately $18 million for other actions including lease termination costs, contractual liabilities and other asset write-offs. In connection with the restructuring, management decided to close and dispose of its wafer fabrication facilities in Colorado Springs, Colorado. The $103 million charge represents the excess of the carrying value of the long-lived assets of these facilities over their estimated fair value as determined by independent appraisal. These facilities were distributed to Rockwell prior to the Distribution.

     In the first fiscal quarter of 1999, the Company recorded special charges of $37.9 million. The additional charges include $20.0 million related to the further write down of the Company's wafer fabrication facilities in Colorado Springs, Colorado, $17.0 million relating to the VERP, and $0.9 million to decommission equipment, activities at foreign subsidiaries and contract cancellations at the Colorado Springs wafer fabrication facilities.

     As of September 30, 2000, the restructuring actions were substantially complete. The following table summarizes the Company's restructuring activity for the year ended September 30, 2000 (in thousands):

                                                      FACILITIES    SEVERANCE
                                                         AND           AND        OTHER
                                                      EQUIPMENT     BENEFITS     EXPENSES     TOTAL
                                                      ----------    ---------    --------    -------
Restructuring balances at September 30, 1999........   $ 2,002        $ 278      $ 4,976     $ 7,256
Non-cash charges....................................    (1,326)          --       (1,575)     (2,901)
Cash charges........................................      (423)         (22)      (1,114)     (1,559)
Additional charge and change in reserve estimate....      (253)        (256)      (2,287)     (2,796)
                                                       -------        -----      -------     -------
Restructuring balances at September 30, 2000........   $    --        $  --      $    --     $    --
                                                       =======        =====      =======     =======

OTHER INCOME, NET

                                                              YEARS ENDED SEPTEMBER 30,
                                                       ----------------------------------------
                                                       2000    CHANGE    1999    CHANGE    1998
                                                       ----    ------    ----    ------    ----
                                                                    (IN MILLIONS)
Other income, net....................................  $6.5      9%      $5.9     (40)%    $9.8

     Other income, net principally consists of interest income on invested cash balances, offset by interest expense on the Company's $1 billion principal amount of convertible subordinated notes. In the fiscal 2000 period, other income, net principally reflects net interest income resulting from both higher interest rates and larger invested cash balances, including a portion of the proceeds of the $650 million principal amount of 4% Convertible Subordinated Notes due 2007 issued in February 2000. The fiscal 1999 period includes net interest expense due to lower invested cash balances, which was more than offset by gains on the sale of certain investments.

     The decrease in other income, net during fiscal 1999 compared with fiscal 1998 was mainly due to amortization of costs associated with the Company's spin-off from Rockwell and issuance of the $350 million principal amount of 4 1/4% Convertible Subordinated Notes due 2006, higher interest expense related to the 4 1/4% Convertible Subordinated Notes, costs associated with the Company's credit facility, and receipt of a contract cancellation fee in fiscal 1998, partially offset by higher interest income and other non-operating income.

PROVISION FOR INCOME TAXES

     For fiscal 2000, the Company's provision for income taxes was $52.6 million. In fiscal 1999, the Company recorded an income tax benefit of $10.2 million due to a loss from operations. Exclusive of the non-deductible charges for IPRD and amortization of intangible assets resulting from the Company's recently-completed acquisitions, the effective tax rate for fiscal 2000 was approximately 30% of pretax income. This rate reflects the positive impact of state and federal research and experimentation tax credits available to the Company. While the Company anticipates that its fiscal 2001 effective tax rate, exclusive of the non-deductible charges for IPRD and amortization of intangible assets, will be similar to its effective rate for fiscal 2000, the effective tax rate may be affected by non-deductible charges related to the spin-off of the Internet Infrastructure business or other items.

     The Company's effective tax rate in fiscal 1999 was a benefit of 369% compared to a benefit of 39.1% in fiscal 1998. The 1999 tax rate benefit results primarily from the significant research and development credits generated in comparison to pre-tax net income. The Company's 1998 tax benefit also results primarily from the statutory tax rates plus the benefit of research and development credits. The change in the effective rate is due to the change in pre-tax net income in comparison to the tax credits generated. The Company's results of operations for the quarter ended December 31, 1998 and prior periods are being included in the federal, state and local, and foreign income tax returns of Rockwell. The effective tax rate for the period of fiscal 1999 in which Conexant was an independent company was 30%, which is lower than the federal statutory tax rate primarily due to the benefits of research and development credits.

ADJUSTED EARNINGS

     Adjusted operating income (loss), adjusted net income (loss), and adjusted net income (loss) per share exclude the amortization of intangible assets, purchased in-process research and development, special charges and, in fiscal 2000, a $6.8 million charge for the value of compensatory stock options granted to employees. Adjusted net income (loss) also excludes the income tax effect of the above items, using the Company's marginal tax rate for the periods presented. These measures of earnings are not in accordance with, or an alternative for, generally accepted accounting principles and may not be consistent with measures used by other companies. However, the Company believes these measures of earnings provide its investors additional insight on its underlying operating results and the Company uses these measures internally to evaluate its operating performance. Adjusted net income (loss) and adjusted net income (loss) per share is calculated as follows (in thousands, except per share data):

                                                               YEARS ENDED SEPTEMBER 30,
                                                           ----------------------------------
                                                             2000         1999        1998
                                                           ---------    --------    ---------
Net income (loss)........................................  $(190,927)   $ 12,929    $(262,216)
Amortization of intangible assets........................    160,154       8,364       11,020
Purchased in-process research and development............    215,710          --           --
Special charges -- litigation............................     35,000          --       43,000
Special charges -- Rockwell-retained assets..............         --      20,000       95,500
Special charges -- other.................................         --      17,906       51,806
Compensatory stock option grants.........................      6,759          --           --
Tax benefit..............................................    (31,179)    (17,785)     (77,269)
                                                           ---------    --------    ---------
Adjusted net income (loss)...............................  $ 195,517    $ 41,414    $(138,159)
                                                           =========    ========    =========

Adjusted net income (loss) per share:
  Basic..................................................  $    0.92    $   0.22    $   (0.70)
  Diluted................................................  $    0.84    $   0.20    $   (0.70)

Shares used per share computation:
  Basic..................................................    211,840     192,551      197,900
  Diluted................................................    244,970     203,484      197,900

QUARTERLY RESULTS OF OPERATIONS

     The following table presents the Company's operating results for each of the eight fiscal quarters in the period ended September 30, 2000. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals as well as the write-off of purchased in-process research and development and the special charges, have been included to fairly present the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

                                                                          THREE MONTHS ENDED
                                       ----------------------------------------------------------------------------------------
                                       DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,    JUNE 30,   SEPT. 30,
                                         1998       1999       1999       1999        1999       2000        2000       2000
                                       --------   --------   --------   ---------   --------   ---------   --------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Net revenues.........................  $294,678   $316,932   $380,330   $452,174    $509,963   $ 501,728   $530,474   $561,434
Cost of goods sold...................   216,754    186,677    216,114    243,707     277,446     269,459    282,185    304,557
                                       --------   --------   --------   --------    --------   ---------   --------   --------
Gross margin.........................    77,924    130,255    164,216    208,467     232,517     232,269    248,289    256,877
Research and development.............    71,109     68,802     77,927     92,204      88,477     100,095    106,017    119,882
Selling, general and
  administrative.....................    64,016     48,527     51,780     63,406      68,168      66,024     71,017     84,202
Amortization of intangible assets....     2,064      2,063      2,059      2,178       2,405      25,337     55,861     76,551
Purchased in-process R&D.............        --         --         --         --          --     145,900     50,462     19,348
Special charges......................    37,906         --         --         --          --          --         --         --
                                       --------   --------   --------   --------    --------   ---------   --------   --------
    Total operating expenses.........   175,095    119,392    131,766    157,788     159,050     337,356    283,357    299,983
                                       --------   --------   --------   --------    --------   ---------   --------   --------
Operating income (loss)..............   (97,171)    10,863     32,450     50,679      73,467    (105,087)   (35,068)   (43,106)
Special charges--litigation..........        --         --         --         --          --          --         --    (35,000)
Other income (expense), net..........      (143)        17      2,389      3,672         578         932      2,082      2,879
                                       --------   --------   --------   --------    --------   ---------   --------   --------
Income (loss) before provision
  (benefit) for income taxes.........   (97,314)    10,880     34,839     54,351      74,045    (104,155)   (32,986)   (75,227)
Provision (benefit) for income
  taxes..............................   (40,191)     3,263     10,449     16,306      22,214      28,187     20,335    (18,132)
                                       --------   --------   --------   --------    --------   ---------   --------   --------
Net income (loss)....................  $(57,123)  $  7,617   $ 24,390   $ 38,045    $ 51,831   $(132,342)  $(53,321)  $(57,095)
                                       ========   ========   ========   ========    ========   =========   ========   ========
Net income (loss) per share:
  Basic..............................  $  (0.30)  $   0.04   $   0.13   $   0.19    $   0.26   $   (0.64)  $  (0.24)  $  (0.25)
  Diluted............................     (0.30)      0.04       0.12       0.18        0.24       (0.64)     (0.24)     (0.25)
Shares used in computing net income
  (loss) per share:
  Basic..............................   189,870    189,958    191,570    195,152     196,715     205,207    218,249    227,124
  Diluted............................   189,870    195,464    206,404    225,852     228,974     205,207    218,249    227,124
OTHER FINANCIAL DATA(1)
Adjusted operating income (loss).....  $(57,201)  $ 12,926   $ 34,509   $ 52,857    $ 75,872   $  66,150   $ 71,255   $ 59,552
Adjusted net income (loss)...........   (32,521)     8,887     25,657     39,391      53,318      47,143     51,545     43,511
Adjusted net income (loss) per share:
  Basic..............................  $  (0.17)  $   0.05   $   0.13   $   0.20    $   0.27   $    0.23   $   0.24   $   0.19
  Diluted............................     (0.17)      0.05       0.12       0.18        0.24        0.21       0.22       0.18
Shares used in computing adjusted net
  income (loss) per share:
  Basic..............................   189,870    189,958    191,570    195,152     196,715     205,207    218,249    227,124
  Diluted............................   189,870    195,464    206,404    225,852     228,974     239,644    248,491    257,972

---------------
(1) Adjusted operating income (loss), adjusted net income (loss) and adjusted net income (loss) per share exclude the amortization of intangible assets, purchased in-process research and development, special charges and, in the fourth quarter of fiscal 2000, a $6.8 million charge for the value of compensatory stock options granted to employees. Adjusted net income (loss) also excludes the income tax effect of the above items, using the Company's marginal tax rate for the periods presented. These measures of earnings are not in accordance with, or an alternative for, generally accepted accounting principles and may not be consistent with measures used by other companies. However, the Company believes these measures of earnings provide its investors additional insight on its underlying operating results and the Company uses these measures internally to evaluate its operating performance.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $162.1 million for fiscal 2000, compared to $307.7 million for fiscal 1999 and $98.3 million for fiscal 1998. Fiscal 2000 operating cash flows reflect the Company's net loss of $190.9 million and a net working capital increase of approximately $232.5 million, offset by noncash charges (depreciation and amortization, IPRD, special charges and other) of $585.5 million. Before the effect of working capital changes, operating cash flow increased to $394.6 million for fiscal 2000, compared to $299.8 million for fiscal 1999.

     The fiscal 2000 working capital increase includes a $176.9 million increase in receivables, principally due to higher quarterly sales. The receivables increase also reflects the strong sales volume experienced near the end of the fiscal fourth quarter. The Company's allowance for doubtful accounts decreased by $2.7 million during fiscal 2000 due to the write-off of certain previously-reserved accounts. The working capital change also included a $114.3 million build-up in inventories, principally reflecting higher inventory levels in anticipation of increasing shipments of new products and, to a lesser extent, the impact of lower demand for CDMA products in the Korean market. With industry wafer fabrication capacity continuing to tighten, the Company also took advantage of its recently-expanded foundry relationships, drawing on currently-available wafer fabrication capacity to stage materials for expected production requirements. The working capital increase also reflects a $48.8 million reduction of accounts payable due to the timing of vendor payments, and other working capital changes. These amounts were partially offset by a $112.3 million increase in accrued expenses and other current liabilities.

     Investing activities used $477.2 million of cash during fiscal 2000, compared to $232.2 million for fiscal 1999. Capital expenditures totaled $315.1 million during the fiscal 2000 period, as the Company continued its investment in new process technologies including its gallium arsenide wafer manufacturing facility in Newbury Park, California, new silicon-based high-performance RF specialty processes in Newport Beach, California, and the expansion of assembly and test operations in Mexicali, Mexico. Cash used for the Company's fiscal 2000 business acquisitions was approximately $1.0 million, net of cash acquired of $24.8 million. In addition, the Company made investments in, or advances to, businesses totaling $174.3 million, including advances to vendors of $114.6 million and approximately $59.7 million of equity investments, principally in early-stage communications technology companies. The vendor advances were made pursuant to agreements under which the Company will receive foundry capacity to support future growth. Cash used in investing activities during fiscal 1999 consisted of routine capital expenditures of $213.8 million and equity investments of $18.4 million. Cash used in investing activities during the fiscal 1998 period consisted of routine capital expenditures of $269.7 million.

     The Company's financing activities provided cash of $747.7 million during fiscal 2000, including net proceeds of $631.0 million from the sale of the 4% Convertible Subordinated Notes due 2007 and proceeds of $116.7 million from the exercise of stock options. During fiscal 1999, cash provided by financing activities of $309.0 million consisted of $339.6 million in net proceeds from the sale of the 4 1/4% Convertible Subordinated Notes due 2006 and proceeds from the exercise of employee stock options of $23.4 million, partially offset by the transfer of available cash balances to Rockwell and repayment of a loan at the Company's Japanese subsidiary. Cash provided by financing activities for fiscal 1998 of $171.4 million consisted of net cash transfers from Rockwell.

     In February 2000, the Company completed the sale of $650 million principal amount of its 4% Convertible Subordinated Notes for net proceeds (after costs of issuance) of approximately $631.0 million. The notes are general unsecured obligations of the Company and interest on the notes is payable in arrears semiannually on each February 1 and August 1. The notes are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $108 per share, subject to certain adjustments. The notes may be redeemed, at the Company's option, on or after February 6, 2003 at a declining premium to par.

     The Company has a $475 million revolving credit facility with a group of banks which provides for revolving borrowings and the issuance of letters of credit. The credit facility is secured by a pledge of the stock of Conexant's significant subsidiaries (as that term is defined in the credit facility), subject to certain exceptions for stock of foreign significant subsidiaries, and by a pledge of certain intercompany indebtedness owed by any significant subsidiary to Conexant or any other subsidiary. If there is a downgrading of the ratings on the Company's long-term, unsecured indebtedness by Standard & Poor's Rating Services Group to B or less and a rating by Moody's Investor Service of B2 or less (in the event of a rating by Moody's), the Company will be required to secure the credit facility by pledging substantially all of its assets and the assets of its domestic subsidiaries and the stock of all of its subsidiaries, subject to certain exceptions. The credit facility includes restrictions on capital expenditures, indebtedness, acquisitions, mergers, asset sales and liens on assets that apply to Conexant and its subsidiaries. The Company must also meet certain financial tests and maintain certain financial ratios. The credit facility expires in July 2003. The Company made no borrowings under the credit facility during fiscal 2000. As of September 30, 2000, the Company was in compliance with all covenants under the credit facility.

     From October 1 through November 30, 2000, $233.7 million principal amount of the Company's 4 1/4% Convertible Subordinated Notes due 2006 were converted into 10.1 million shares of common stock at a cost to the Company of $39.1 million. In addition, the Company repurchased $35.0 million principal amount of its 4% Convertible Subordinated Notes due 2007 at prevailing market prices.

     The Company's principal sources of liquidity are its existing cash reserves, cash generated from operations, and available borrowings under its $475 million credit facility. Cash and cash equivalents at September 30, 2000 totaled $831.1 million compared to $398.5 million at September 30, 1999. Working capital at September 30, 2000 was approximately $1.3 billion compared to $604.5 million at September 30, 1999.

     The Company believes that its existing sources of liquidity, along with cash expected to be generated from future operations, will be sufficient to fund operations, research and development efforts, and anticipated capital expenditures for at least the next twelve months. However, the Company continues to evaluate acquisition opportunities to expand its technology portfolio, design expertise and product offerings. The Company's manufacturing operations are capital intensive, and the Company may need to increase its capital spending to obtain sufficient manufacturing capacity to support continued revenue growth. In order to complete any such acquisitions or increased capital expenditures, the Company may seek to obtain additional borrowings or issue additional shares of its common stock. There can be no assurance that such financing will be available on terms favorable to the Company, or at all.

RECENT ACCOUNTING STANDARDS

     See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash and cash equivalents, marketable securities and long-term debt. The Company's main investment objectives are the preservation of investment capital and the maximization of after-tax returns on its investment portfolio. Consequently, the Company invests with only high-credit-quality issuers and limits the amount of credit exposure to any one issuer. The Company does not use derivative instruments for speculative or investment purposes.

     The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2000, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company's marketable debt securities (consisting of commercial paper, corporate bonds, and government securities) principally have remaining terms of one year or less. Consequently, such securities are not subject to significant interest rate risk. Marketable equity securities consist of an equity investment in a semiconductor company, initially made for the promotion of business and strategic objectives, which is subject to equity price risk.

     All of the Company's marketable securities are classified as available for sale and, as of September 30, 2000, unrealized gains of $47.7 million (net of related income taxes of $29.4 million) on these securities are included in other comprehensive income. A 20% adverse change in equity prices would result in an approximate $18.5 million decrease in the fair value of the Company's marketable securities as of September 30, 2000.

     The Company's long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, the Company does not have significant cash flow exposure on its long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of the Company's common stock. The Company also has available a $475 million credit facility which provides for borrowings at variable rates of interest. Should the Company make borrowings under this credit facility, such borrowing would be subject to interest rate and cash flow risk.

     The following table shows the fair values of the Company's investments and long-term debt as of September 30, 2000 (in thousands):

                                                    CARRYING VALUE    FAIR VALUE
                                                    --------------    ----------
Cash and cash equivalents.........................     $831,100       $  831,100
Marketable debt securities........................       20,756           20,692
Marketable equity securities (including unrealized
  gains of $77.2 million).........................       92,581           92,581
Long-term debt....................................      999,997        1,133,179

     The Company transacts business in various foreign currencies, and is subject to certain foreign exchange risks, principally arising from customer accounts receivable at its Japanese subsidiary which are denominated in yen. At September 30, 2000, such receivables totaled approximately $25.4 million. The Company has established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures (principally the Japanese yen). Under this program, the Company seeks to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate its overall risk of foreign transaction gains and losses. The Company does not enter into forward contracts for speculative or trading purposes.

     At September 30, 2000, the Company held foreign currency forward exchange contracts (principally to sell Japanese yen at specified rates) having an aggregate notional amount of approximately 2.0 billion yen, at a notional weighted average exchange rate of approximately 107.0 yen to one dollar. The gains and losses relating to these forward contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. The net unrealized gain/loss on the forward contracts outstanding at September 30, 2000 was not material to the Company's consolidated financial statements. Based on the Company's overall currency rate exposure at September 30, 2000, a 10 percent change in currency rates would not have had a material effect on the consolidated financial position, results of operations or cash flows of the Company.

     The table below provides information as of September 30, 2000 about the Company's foreign currency forward exchange contracts. The table presents the notional amounts (the U.S. dollar equivalent, based on the contract exchange rates) and the contract foreign currency exchange rates.

                                                    NOTIONAL    CONTRACT RATE    ESTIMATED
                                                     AMOUNT      PER US$1.00     FAIR VALUE
                                                    --------    -------------    ----------
                                                            (DOLLARS IN THOUSANDS)
Foreign currency forward exchange contracts:
  Japanese yen....................................  $18,611         106.97         $ 184
  Euro............................................  $ 4,124          1.058         $(290)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CONEXANT SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
CURRENT ASSETS
  Cash and cash equivalents.................................  $  831,100    $  398,516
  Receivables, net of allowance of $6,949 (2000) and $9,658
     (1999).................................................     422,650       238,940
  Inventories, net..........................................     341,002       224,477
  Deferred income taxes.....................................      95,260        81,860
  Other current assets......................................      84,130        35,381
                                                              ----------    ----------
          Total current assets..............................   1,774,142       979,174
Marketable securities.......................................      95,876            --
Property, plant and equipment, net..........................     828,511       723,013
Goodwill and intangible assets, net.........................   1,507,326        47,824
Other assets................................................     209,056        45,770
Deferred income taxes.......................................       1,286        46,169
                                                              ----------    ----------
          Total assets......................................  $4,416,197    $1,841,950
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $  233,865    $  265,151
  Deferred revenue on shipments to distributors.............      37,586        21,027
  Accrued compensation and benefits.........................      88,399        48,530
  Other current liabilities.................................      95,158        40,013
                                                              ----------    ----------
          Total current liabilities.........................     455,008       374,721
Convertible subordinated notes..............................     999,997       350,000
Other long-term liabilities.................................      54,433        82,076
                                                              ----------    ----------
          Total liabilities.................................   1,509,438       806,797
                                                              ----------    ----------
Commitments and contingencies...............................          --            --
SHAREHOLDERS' EQUITY
  Preferred and junior preferred stock (No par value, 25,000
     shares authorized, no shares issued or outstanding)....          --            --
  Common stock, $1.00 par value: 1,000,000 authorized
     shares; 231,164 (2000) and 196,387 (1999) issued
     shares.................................................     231,164       196,387
  Additional paid-in capital................................   2,775,115       769,563
  Retained earnings (deficit)...............................    (120,875)       70,052
  Accumulated other comprehensive income....................      47,295           149
  Treasury stock, 30 shares at cost.........................      (1,619)           --
  Unearned compensation.....................................     (24,321)         (998)
                                                              ----------    ----------
          Total shareholders' equity........................   2,906,759     1,035,153
                                                              ----------    ----------
          Total liabilities and shareholders' equity........  $4,416,197    $1,841,950
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                             CONEXANT SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED SEPTEMBER 30,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
Net revenues...........................................  $2,103,599    $1,444,114    $1,200,231
Cost of goods sold.....................................   1,133,647       863,252       844,851
                                                         ----------    ----------    ----------
Gross margin...........................................     969,952       580,862       355,380
Operating expenses:
  Research and development.............................     414,471       310,042       342,349
  Selling, general and administrative..................     289,411       227,729       251,863
  Amortization of intangible assets....................     160,154         8,364        11,020
  Purchased in-process research and development........     215,710            --            --
  Special charges -- Rockwell-retained assets..........          --        20,000        95,500
  Special charges -- other.............................          --        17,906        51,806
                                                         ----------    ----------    ----------
          Total operating expenses.....................   1,079,746       584,041       752,538
                                                         ----------    ----------    ----------
Operating loss.........................................    (109,794)       (3,179)     (397,158)
Special charges -- litigation..........................     (35,000)           --       (43,000)
Other income, net......................................       6,471         5,935         9,830
                                                         ----------    ----------    ----------
Income (loss) before provision (benefit) for income
  taxes................................................    (138,323)        2,756      (430,328)
Provision (benefit) for income taxes...................      52,604       (10,173)     (168,112)
                                                         ----------    ----------    ----------
Net income (loss)......................................  $ (190,927)   $   12,929    $ (262,216)
                                                         ==========    ==========    ==========
Net income (loss) per share:
  Basic................................................  $    (0.90)   $     0.07    $    (1.32)
                                                         ==========    ==========    ==========
  Diluted..............................................  $    (0.90)   $     0.06    $    (1.32)
                                                         ==========    ==========    ==========
Number of shares used in per share computation:
  Basic................................................     211,840       192,551       197,900
                                                         ==========    ==========    ==========
  Diluted..............................................     211,840       203,484       197,900
                                                         ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                             CONEXANT SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEARS ENDED SEPTEMBER 30,
                                                          -----------------------------------
                                                            2000         1999         1998
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).......................................  $(190,927)   $  12,929    $(262,216)
Adjustments required to reconcile net income (loss) to
  net cash provided by operations:
  Depreciation..........................................    192,734      204,512      208,624
  Amortization of intangible assets.....................    160,154        8,364       11,020
  Purchased in-process research and development.........    215,710           --           --
  Deferred income taxes.................................    (32,126)       9,940     (108,807)
  Stock compensation....................................      9,491       19,570           --
  Special charges -- litigation.........................     35,000           --       43,000
  Special charges -- Rockwell-retained assets...........         --       20,000       95,500
  Special charges -- other..............................         --       17,906       51,806
  Other noncash charges, net............................      4,533        6,583           --
  Changes in assets and liabilities, net of
     acquisitions:
     Receivables........................................   (176,902)     (72,554)      51,612
     Inventories........................................   (114,267)     (23,551)      21,354
     Accounts payable...................................    (48,840)     114,107      (42,116)
     Accrued expenses and other current liabilities.....    112,300       32,432      128,106
     Other..............................................     (4,757)     (42,564)     (99,578)
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....    162,103      307,674       98,305
                                                          ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures....................................   (315,118)    (213,756)    (269,686)
Purchase of marketable securities.......................     (6,011)          --           --
Sale of marketable securities...........................     19,206           --           --
Acquisitions of businesses, net of cash acquired of
  $24,810...............................................     (1,027)          --           --
Investments in and advances to businesses...............   (174,258)     (18,400)          --
                                                          ---------    ---------    ---------
          Net cash used in investing activities.........   (477,208)    (232,156)    (269,686)
                                                          ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible subordinated
  notes, net of issuance costs..........................    630,992      339,574           --
Proceeds from exercise of stock options.................    116,697       23,408           --
Payment of short-term debt..............................         --      (14,075)          --
Net transfers (to) from Rockwell........................         --      (39,909)     171,381
                                                          ---------    ---------    ---------
          Net cash provided by financing activities.....    747,689      308,998      171,381
                                                          ---------    ---------    ---------
Net increase in cash and cash equivalents...............    432,584      384,516           --
Cash and cash equivalents at beginning of period........    398,516       14,000       14,000
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of period..............  $ 831,100    $ 398,516    $  14,000
                                                          =========    =========    =========

          See accompanying notes to consolidated financial statements.

                             CONEXANT SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                          COMMON STOCK                                  ACCUMULATED
                                     ----------------------   ADDITIONAL   RETAINED        OTHER
                                     OUTSTANDING               PAID-IN     EARNINGS    COMPREHENSIVE   TREASURY     UNEARNED
                                       SHARES       AMOUNT     CAPITAL     (DEFICIT)      INCOME        STOCK     COMPENSATION
                                     -----------   --------   ----------   ---------   -------------   --------   ------------
Balance at September 30, 1997......         --     $     --   $       --   $      --      $    --      $    --      $     --
Net loss...........................         --           --           --          --           --           --            --
Foreign currency translation
  adjustment.......................         --           --           --          --           --           --            --
    Comprehensive loss.............
Net transfers from Rockwell........         --           --           --          --           --           --            --
                                       -------     --------   ----------   ---------      -------      -------      --------
Balance at September 30, 1998......         --           --           --          --           --           --            --
Net loss prior to the
  Distribution.....................         --           --           --          --           --           --            --
Net income subsequent to the
  Distribution.....................         --           --           --      70,052           --           --            --
Foreign currency translation
  adjustment.......................         --           --           --          --          149           --            --
Realized gains on
  available-for-sale investments...         --           --           --          --       (3,589)          --            --
    Comprehensive income...........
Net transfers (to) from Rockwell...         --           --         (796)         --        3,589           --            --
Issuance of common stock:
  In connection with the
    Distribution...................    189,763      189,763      707,309          --           --           --            --
  Restricted stock grants..........      2,162        2,162       18,406          --           --           --       (20,568)
  Exercise of stock options........      4,026        4,026       19,382          --           --           --            --
  Employee stock purchase plan.....        436          436        4,679          --           --           --            --
Tax benefits from stock plans......         --           --       20,583          --           --           --            --
Compensation expense under
  restricted stock plan............         --           --           --          --           --           --        19,570
                                       -------     --------   ----------   ---------      -------      -------      --------
Balance at September 30, 1999......    196,387      196,387      769,563      70,052          149           --          (998)
Net loss...........................         --           --           --    (190,927)          --           --            --
Foreign currency translation
  adjustment.......................         --           --           --          --         (539)          --            --
Change in unrealized gains on
  available-for-sale investments,
  net of tax.......................         --           --           --          --       47,685           --            --
    Comprehensive loss.............
Issuance of common stock:
  In connection with
    acquisitions...................     26,988       26,988    1,761,138          --           --           --        (6,190)
  Restricted stock grants..........         65           65        6,446          --           --           --        (6,511)
  Exercise of stock options........      7,082        7,082       45,137          --           --           --            --
  Employee stock purchase plan.....        641          641       19,877          --           --           --            --
  Conversion of debt...............         --           --            3          --           --           --            --
Deferred compensation resulting
  from acquisitions................         --           --           --          --           --           --       (13,263)
Tax benefits from stock plans......         --           --      166,102          --           --           --            --
Purchase of treasury stock.........        (30)          --           --          --           --       (1,619)           --
Compensation expense related to
  employee stock plans.............          1            1        6,849          --           --           --         2,641
                                       -------     --------   ----------   ---------      -------      -------      --------
Balance at September 30, 2000......    231,134     $231,164   $2,775,115   $(120,875)     $47,295      $(1,619)     $(24,321)
                                       =======     ========   ==========   =========      =======      =======      ========


                                     ROCKWELL'S       TOTAL
                                        NET       SHAREHOLDERS'
                                     INVESTMENT      EQUITY
                                     ----------   -------------
Balance at September 30, 1997......  $1,106,558    $1,106,558
Net loss...........................    (262,216)     (262,216)
Foreign currency translation
  adjustment.......................      (6,348)       (6,348)
                                                   ----------
    Comprehensive loss.............                  (268,564)
Net transfers from Rockwell........     171,381       171,381
                                     ----------    ----------
Balance at September 30, 1998......   1,009,375     1,009,375
Net loss prior to the
  Distribution.....................     (57,123)      (57,123)
Net income subsequent to the
  Distribution.....................          --        70,052
Foreign currency translation
  adjustment.......................      (3,845)       (3,696)
Realized gains on
  available-for-sale investments...          --        (3,589)
                                                   ----------
    Comprehensive income...........                     5,644
Net transfers (to) from Rockwell...     (51,335)      (48,542)
Issuance of common stock:
  In connection with the
    Distribution...................    (897,072)           --
  Restricted stock grants..........          --            --
  Exercise of stock options........          --        23,408
  Employee stock purchase plan.....          --         5,115
Tax benefits from stock plans......          --        20,583
Compensation expense under
  restricted stock plan............          --        19,570
                                     ----------    ----------
Balance at September 30, 1999......          --     1,035,153
Net loss...........................          --      (190,927)
Foreign currency translation
  adjustment.......................          --          (539)
Change in unrealized gains on
  available-for-sale investments,
  net of tax.......................          --        47,685
                                                   ----------
    Comprehensive loss.............                  (143,781)
Issuance of common stock:
  In connection with
    acquisitions...................          --     1,781,936
  Restricted stock grants..........          --            --
  Exercise of stock options........          --        52,219
  Employee stock purchase plan.....          --        20,518
  Conversion of debt...............          --             3
Deferred compensation resulting
  from acquisitions................          --       (13,263)
Tax benefits from stock plans......          --       166,102
Purchase of treasury stock.........          --        (1,619)
Compensation expense related to
  employee stock plans.............          --         9,491
                                     ----------    ----------
Balance at September 30, 2000......  $       --    $2,906,759
                                     ==========    ==========

          See accompanying notes to consolidated financial statements.

                             CONEXANT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. DESCRIPTION OF BUSINESS

     Conexant Systems, Inc. ("Conexant" or the "Company") is the world's largest independent company focused exclusively on providing semiconductor products and system solutions for a wide variety of communications electronics. The Company's products facilitate communications worldwide through wireline voice and data communications networks, cordless and cellular wireless telephony systems, personal imaging devices and equipment, and emerging cable and wireless broadband communications networks.

     On December 31, 1998, Conexant became an independent, separately traded, publicly-held company when Rockwell International Corporation ("Rockwell") spun off its wholly-owned subsidiary, Conexant, by means of a distribution (the "Distribution") of all the outstanding shares of common stock of Conexant to the shareholders of Rockwell in a tax-free spin-off. Prior to the Distribution, Conexant (formerly named Rockwell Semiconductor Systems, Inc.), together with certain other subsidiaries of Rockwell, operated Rockwell's semiconductor systems business ("Semiconductor Systems"). Conexant was incorporated as Rockwell Semiconductor Systems, Inc. in Delaware on September 16, 1996, and changed its name to Conexant Systems, Inc., on October 14, 1998. All references herein to Conexant or the Company for periods prior to the Distribution include Semiconductor Systems.

     On September 13, 2000, the Company announced a plan to spin off its Internet Infrastructure business ("Spinco") through a two-step process. The first step will consist of an initial public offering of common stock of Spinco targeted for January 2001. After completion of the initial public offering, Conexant will continue to own a majority of Spinco's outstanding common stock and a majority of the voting power of Spinco's outstanding common stock. In the second step, Conexant intends, within several months after Spinco's initial public offering, subject to the satisfaction of certain conditions, to distribute to its shareholders all of the shares of Spinco's common stock that Conexant owns. However, there can be no assurance that the initial public offering or the spin-off will be successfully completed.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation The consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and each of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     For periods prior to the Distribution, the financial statements include the operating results of Conexant while it was part of Rockwell. Financial statements prior to the Distribution are not necessarily indicative of what the financial position, results of operations, or cash flows would have been had Conexant been an independent company during such periods. Financial data included in the accompanying consolidated financial statements, for periods subsequent to the Distribution, have been prepared on a basis that reflects the historical assets, liabilities, and operations of the business contributed to Conexant by Rockwell.

     Stock Split Common share and per common share amounts for all periods presented have been restated to reflect the two-for-one stock split (in the form of a dividend) effected on October 29, 1999 for shareholders of record as of September 24, 1999.

     Fiscal Year The Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Friday closest to September 30. To conform the Company's fiscal year ends, a fifty-third week must be added every sixth or seventh fiscal year. Fiscal years 2000, 1999 and 1998 comprised 52 weeks, 52 weeks, and 53 weeks, and ended on September 29, October 1 and October 2, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

     Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts

                             CONEXANT SYSTEMS, INC.

reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

     Risks and Uncertainties The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control and could have a material adverse effect on its business, operating results, and financial condition. These risks include variability and uncertainty of revenues and operating results, technological change, competition, intellectual property litigation, management of growth, access to manufacturing capacity, customer concentration and labor relations. Approximately 30% of the Company's workforce is covered by collective bargaining agreements.

     Revenue Recognition Revenues from product sales direct to customers and certain distributors are recognized upon shipment and transfer of title. The Company provides for warranty costs, sales returns, rebates and other pricing adjustments at the time of shipment based on its experience. Certain of the Company's product sales are made to major distributors under agreements allowing for price protection and/or a right of return on products unsold. The Company defers the recognition of revenue on sales to these distributors until the products are sold by the distributors. Development revenue is recognized when services are performed. To date, development revenue has not been significant.

     Cash and Cash Equivalents The Company considers all highly-liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

     Inventories Inventories are stated at the lower of cost or market. Cost is computed using the average cost method on a currently adjusted standard basis (which approximates actual cost); market is based upon estimated net realizable value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts and prices of current inventories that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers, given that orders are subject to cancellation with limited advance notice prior to shipment. It is reasonably possible that the recoverability of the Company's investment in inventories will change in the near term.

     Property, Plant and Equipment Property, plant and equipment are stated at cost. Depreciation is based on estimated useful lives (50 years for buildings and 10 to 30 years for building improvements; 5 years for machinery and equipment; and the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements for land and leasehold improvements). Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of a minor amount, are charged to expense.

     The Company changed its depreciation method beginning October 1, 1998 from the double declining balance method to the straight-line method for all prospective purchases. The change resulted in lower depreciation expense for fiscal 1999 of approximately $8.5 million or $0.03 per share for both basic and diluted net income per share.

     Goodwill and Intangible Assets Goodwill and intangible assets principally result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities, including purchased in-process research and development ("IPRD") projects which have not yet reached technological feasibility and have no alternative future use. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the net assets acquired is recorded as goodwill. The value of IPRD is immediately charged to expense upon completion of the acquisition. Goodwill, patents, developed technology, and other intangibles are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 10 years.

     Impairment of Long-Lived Assets The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets, including goodwill and intangible

                             CONEXANT SYSTEMS, INC.

assets, may not be recoverable. Long-lived assets held for use are reviewed for impairment by comparing estimated undiscounted cash flows over remaining useful lives to net book value. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. At September 30, 2000 and 1999, management determined that no impairments existed. In fiscal 1998, the Company recorded impairment charges related to certain assets, as discussed in Note 13.

     Foreign Currency Translation and Remeasurement The Company's foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of the majority of the Company's larger foreign subsidiaries is the U.S. dollar. Inventories, property, plant and equipment, cost of goods sold, and depreciation for those subsidiaries are remeasured from foreign currencies into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from those remeasurements are included in income. For the remainder of the Company's foreign subsidiaries, the functional currency is the local currency. Assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates and income and expense items are translated at the average exchange rates prevailing during the period. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized currently in income.

     Derivative Financial Instruments The Company enters into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments. The Company does not enter into derivative financial instruments for speculative or trading purposes.

     These forward contracts qualify as hedges for financial reporting purposes. The forward contracts at September 30, 2000 consist of contracts to buy or sell approximately $22.7 million in foreign currency (principally Japanese yen). These contracts mature through January 2001 and are with major financial institutions. The fair value of the foreign currency forward contracts at September 30, 2000 was not material.

     Stock-Based Compensation The Company accounts for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

     Income Taxes The provision (benefit) for income taxes is determined in accordance with SFAS No. 109, "Accounting For Income Taxes". Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

     Concentrations Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and trade accounts receivable. The Company invests cash through high-credit quality financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of its credit exposure with any one institution. At September 30, 2000, the Company's cash was principally invested with six major financial institutions. The Company's trade receivables primarily are derived from sales to manufacturers of communications products, consumer products and personal computers. Management believes that any risk of a significant accounting loss as a result of such concentrations is reduced due to the diversity of its products, end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

     At September 30, 2000, one customer accounted for 10% of the Company's accounts receivable; no customer accounted for 10% or more of the Company's accounts receivable at September 30, 1999. No individual customers accounted for 10% or more of net revenues for fiscal years 2000, 1999, or 1998.

                             CONEXANT SYSTEMS, INC.

     While the Company operates and maintains its own wafer manufacturing and assembly and test facilities, the Company relies on outside foundries to supplement its wafer manufacturing capacity. Allocations by these suppliers of wafer manufacturing capacity to the Company depend on the Company's needs and capacity availability during periods of capacity shortages. A significant reduction in allocation from these suppliers could adversely affect the Company's results of operations. In addition, the Company is currently dependent on two suppliers for epitaxial wafers used in its gallium arsenide semiconductor manufacturing processes.

     Comprehensive Income Other comprehensive income includes foreign currency translation adjustments and unrealized holding gains on available-for-sale marketable securities. The amounts of other comprehensive income presented in the consolidated statements of shareholders' equity are net of tax. Foreign currency translation adjustments are not presented net of any tax effect as the Company does not expect to incur any tax liability or benefit related thereto.

     The components of accumulated other comprehensive income are as follows at September 30 (in thousands):

                                                              2000      1999
                                                             -------    ----
Unrealized gains on available for sale securities, net of
  tax......................................................  $47,685    $ --
Foreign currency translation adjustments...................     (390)    149
                                                             -------    ----
                                                             $47,295    $149
                                                             =======    ====

     Recent Accounting Standards In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. Generally, the change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. Implementation of SFAS 133 is required as of the beginning of fiscal year 2001 and will not have a material effect on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will be required to adopt SAB 101 no later than the fourth quarter of fiscal 2001. Management believes that the adoption of SAB 101 will not have a material effect on its financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation", which addresses certain accounting issues which arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

     Reclassifications Certain prior year amounts have been reclassified to conform to the current year presentation.

 3. ACQUISITIONS

     In March 2000, the Company completed its acquisition of Maker Communications, Inc. ("Maker"), a fabless semiconductor company that develops and markets high-performance programmable network proces-

                             CONEXANT SYSTEMS, INC.

sors, software solutions, and development tools. Consideration for the acquisition of Maker consisted of 12.7 million shares of common stock and options to purchase an additional 1.6 million shares of common stock (having an average fair value of $60.32 per share), based upon an exchange ratio of 0.66 of a share of Conexant common stock for each share of Maker common stock. The total value of the consideration for the acquisition of Maker was approximately $979.6 million.

     In January 2000, the Company acquired Microcosm Communications Limited ("Microcosm"), a technology leader in the field of high-speed integrated circuits for fiber optic communications located in Bristol, England. Consideration for the acquisition consisted of 1.5 million shares of common stock, options to purchase an additional 94,000 shares (having an average fair value of $52.03 per share) and approximately $3.1 million in cash. The total value of such consideration was approximately $103.8 million. Additional consideration of up to $18 million, initially held back for the payment of contingent indemnification obligations, may become payable in April 2001. The shareholders and optionholders of Microcosm could also receive additional consideration of up to $51.4 million, payable in the form of shares of common stock and stock options, if certain performance and technology goals are achieved.

     In May 2000, the Company acquired Philsar Semiconductor Inc. ("Philsar"), a developer of radio-frequency ("RF") semiconductor solutions for personal wireless connectivity, including emerging standards such as Bluetooth(TM), and RF components for third-generation ("3G") digital cellular handsets. To effect the acquisition of Philsar by Conexant, all of the then-outstanding capital stock of Philsar was exchanged for an instrument which provides for approximately 2.2 million shares of Conexant common stock to be issued on a delayed basis. As additional consideration for the acquisition, Conexant converted the outstanding Philsar stock options into options to purchase an additional 525,000 shares of common stock (having an average fair value of $36.12 per share). The total value of such consideration was approximately $107.9 million. The Company may also be required to issue up to an additional 248,000 shares of common stock initially held in escrow for the payment of contingent indemnification obligations, upon the expiration of an indemnification period in fiscal 2001.

     In June 2000, the Company acquired HotRail, Inc. ("HotRail"), a fabless semiconductor company developing advanced, integrated complementary metal-oxide semiconductor ("CMOS") technologies for high-speed switching, interconnect and scalable processing for networking systems. Consideration for the acquisition consisted of 5.9 million shares of common stock and options to purchase an additional 1.3 million shares (having an average fair value of $45.40 per share). The total value of such consideration was approximately $349.8 million. In addition, the Company may deliver up to an additional 652,000 shares, initially held back for the payment of contingent indemnification obligations, upon the expiration of an indemnification period in fiscal 2001.

     During fiscal 2000, the Company also completed the acquisitions of Applied Telecom, Inc. ("Applied Telecom"), Istari Design, Inc. ("Istari"), Novanet Semiconductor Ltd. ("Novanet"), NetPlane Systems, Inc.("NetPlane"), Sierra Imaging, Inc. ("Sierra"), and the wireless broadband unit of Oak Technology, Inc., each engaged in the development and sale of semiconductors and related software products for communications and imaging applications. Aggregate consideration for these acquisitions consisted of $9.7 million in cash, 4.7 million shares of common stock, and options to purchase approximately 876,000 shares of common stock (having an average fair value of $38.34 per share). The aggregate value of such consideration was approximately $261.5 million. Certain of the acquisitions include provisions under which the former shareholders could receive additional consideration of up to $50.0 million, payable in a combination of Conexant common stock and cash, if certain performance and technology goals are achieved. The Company may be required to issue up to an additional 518,000 shares of common stock initially held back for the payment of contingent indemnification obligations, upon the expiration of indemnification periods.

     The acquisitions have each been recorded under the purchase method of accounting. The value of the Conexant common stock issued was based on market prices at the time of the acquisition. The value of the

                             CONEXANT SYSTEMS, INC.

options assumed was determined using the Black-Scholes option valuation model. The value of the consideration for each acquisition has been allocated among the assets and liabilities acquired, including identified intangible assets and IPRD, based upon estimated fair values. The excess of the value of the consideration over the net assets acquired is allocated to goodwill. In connection with six of the transactions, an aggregate of $215.7 million was allocated to IPRD, and expensed immediately upon completion of the acquisitions (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed.

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

     The projects were then classified as developed technology, IPRD or future development. The estimated future cash flows for each project were discounted to approximate fair value. Discount rates were derived from a weighted average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development process, including the probability of achieving technological success and market acceptance. The fair value assigned to developed technology is included in identifiable intangible assets. The IPRD charge includes the fair value of the portion of IPRD completed as of the date of acquisition. The fair values assigned to IPRD to-be-completed and to future development are included in goodwill. The Company is responsible for the amounts determined for IPRD, as well as developed technology, and believes the amounts are representative of fair values and do not exceed the amounts an independent party would pay for these projects. Failure to complete the IPRD projects and deliver new products to the market on a timely basis, or to achieve expected market acceptance or revenue and expense forecasts, could have a significant impact on the financial results and operations of the acquired businesses.

     The total charge for IPRD for the acquisition of Maker (which the Company agreed to acquire in December 1999) was $118.5 million. IPRD projects relating to seven product families, directed toward the development of high-performance programmable communications processors and applications software, were identified and valued. Maker's IPRD projects ranged from 55% to 92% complete and averaged approximately 75% complete, with aggregate estimated costs to complete all of the projects of $5.7 million. The IPRD projects principally are expected to be completed within one year of the acquisition date. The average discount rates used were 30% for IPRD projects and 20% for developed technology, which reflect the specific risks associated with each of the intangible assets. The weighted average cost of capital was estimated at 18%.

     The total charge for IPRD for the acquisition of Microcosm (completed in January 2000) was $27.4 million. IPRD projects relating to four product families, directed toward the development of high-performance programmable communications processors, were identified and valued. Microcosm's IPRD projects ranged from 77% to 90% complete and averaged approximately 84% complete, with total estimated costs to complete all of the projects of $0.8 million. The IPRD projects are principally expected to be completed within one year of the acquisition date. The average discount rates used were 35% for IPRD projects and 25% for developed technology, which reflect the specific risks associated with each of the intangible assets. The weighted average cost of capital was estimated at 20%.

     The total charge for IPRD for the Philsar acquisition (completed in May
2000) was $24.4 million. IPRD projects relating to five product families, directed toward the development of Bluetooth(TM) products including RF transceivers, a baseband controller, and an integrated single-chip Bluetooth(TM) solution, were identified and

                             CONEXANT SYSTEMS, INC.

valued. Philsar's IPRD projects ranged from 41% to 78% complete and averaged approximately 60% complete, with total estimated costs to complete all of the projects of $5.4 million. The IPRD projects are principally expected to be completed within one year of the acquisition date. The average discount rates used were 30% for IPRD projects and 25% for developed technology, which reflect the specific risks associated with each of the intangible assets. The weighted average cost of capital was estimated at 20%.

     The total charge for IPRD for the HotRail acquisition (completed in June
2000) was $26.1 million. IPRD projects relating to two product families, directed toward the development of scalable, high-speed switch fabric systems and the HotRail Channel parallel CMOS transceiver, were identified and valued. HotRail's IPRD projects ranged from 34% to 95% complete and averaged approximately 74% complete, with total estimated costs to complete all of the projects of $11.7 million. The IPRD projects are principally expected to be completed within one year of the acquisition date. The average discount rates used were 34% for IPRD projects and 24% for developed technology, which reflect the specific risks associated with each of the intangible assets. The weighted average cost of capital was estimated at 24%.

     The total charge for IPRD for the Novanet acquisition (completed in September 2000) was $17.3 million. Three IPRD projects, directed toward the development of high-speed semiconductor solutions for asynchronous transfer mode and packet over synchronous optical network applications, were identified and valued. Novanet's IPRD projects ranged from 45% to 90% complete and averaged approximately 70% complete, with total estimated costs to complete all of the projects of $10.8 million. The IPRD projects are principally expected to be completed within one year of the acquisition date. The average discount rates used were 22% to 27% for IPRD projects and 28% for developed technology, which reflect the specific risks associated with each of the intangible assets. The weighted average cost of capital was estimated at 20%.

     The total charge for IPRD for the NetPlane acquisition (completed in September 2000) was $2.0 million. Four IPRD projects, directed toward the development of network control software and subsystems, including advanced multiprotocol label switching software for optical Internet backbone equipment and an Internet protocol ("IP") routing protocol product suite, were identified and valued. NetPlane's IPRD projects ranged from 5% to 60% complete and averaged approximately 30% complete, with total estimated costs to complete all of the projects of $0.5 million. The IPRD projects are principally expected to be completed within one year of the acquisition date. The average discount rates used were 20% to 22% for IPRD projects and 17% for developed technology, which reflect the specific risks associated with each of the intangible assets. The weighted average cost of capital was estimated at 17%.

     The Company's fiscal 2000 acquisitions are summarized below (in thousands):

                        SHARES OF       VALUE OF                                                       GOODWILL AND
                         CONEXANT       CONEXANT     VALUE OF                                           IDENTIFIED
                       COMMON STOCK   COMMON STOCK   OPTIONS     CASH     TOTAL VALUE OF                INTANGIBLE
     TRANSACTION        ISSUED(1)      ISSUED(1)     ASSUMED     PAID    CONSIDERATION(1)     IPRD        ASSETS
     -----------       ------------   ------------   --------   ------   ----------------   --------   ------------
Maker................     12,651        $880,852     $98,739    $   --       $979,591       $118,500     $888,923
HotRail..............      5,866         289,143      60,700        --        349,843         26,100      334,380
Philsar..............      2,227          88,932      18,962        --        107,894         24,362       79,103
Microcosm............      1,523          95,869       4,891     3,067        103,827         27,400       86,798
Novanet..............      1,802          81,436      12,185        --         93,621         17,317       76,386
NetPlane.............      1,502          67,873      11,891        --         79,764          2,031       70,185
Other fiscal 2000
  acquisitions.......      1,417          68,825       9,513     9,766         88,104             --       84,051

---------------
(1) Excludes shares that may be delivered under earn-outs and under indemnity, escrow, or holdback provisions of the related acquisition agreements.

                             CONEXANT SYSTEMS, INC.

     Consideration for the fiscal 2000 acquisitions consisted of Conexant common stock issued and stock options assumed (aggregate value $1.8 billion) and cash of $12.8 million. The net assets of the acquired businesses totaled $59.4 million, including liabilities of $20.7 million. The fair value of Conexant common stock subject to repurchase agreements and, for acquisitions completed after the effective date of FIN 44, the intrinsic value of 599,000 unvested options assumed by Conexant (an aggregate of $19.5 million) was recorded as deferred compensation and will be charged to expense over the remaining vesting periods of the options, ranging up to three years.

     The terms of the acquisition agreements relating to the Company's fiscal 2000 acquisitions provide for additional consideration payable under earn-outs and under indemnity, escrow or holdback provisions as noted above. When issued, the additional consideration will result in additional goodwill.

     The results of operations of the acquired companies are included in the consolidated financial statements from the dates of acquisition. The pro forma consolidated statement of operations data below assumes that each of the companies had been acquired at the beginning of each period presented. This pro forma data includes amortization of goodwill and identified intangibles from that date. However, the impact of the charges for IPRD has been excluded. This pro forma data for the years ended September 30, 2000 and 1999 is presented for informational purposes only, and is not necessarily indicative of the results of future operations or of the results that would have been achieved had the acquisitions taken place at the beginning of fiscal 1999.

                                                         2000          1999
                                                      ----------    ----------
                                                       (IN THOUSANDS, EXCEPT
                                                          PER SHARE DATA)
Net revenues........................................  $2,133,281    $1,485,904
Net loss............................................    (168,613)     (308,694)
Net loss per share, basic and diluted...............  $    (0.74)   $    (1.41)

 4. MARKETABLE SECURITIES

     Marketable securities include commercial paper, corporate bonds, and government securities, principally having remaining terms of one year or less, and marketable equity securities. The Company enters into certain equity investments for the promotion of business and strategic objectives. The marketable portion of these strategic investments is classified as marketable securities; non-marketable equity and other investments are included in other assets. All of the Company's marketable securities are classified as available for sale and are recorded on the consolidated balance sheet at fair value, based upon quoted market prices. As of September 30, 2000, unrealized gains of $47.7 million (net of related income taxes of $29.4 million) on these securities are included in other comprehensive income.

     The Company had no marketable securities at September 30, 1999. Available for sale securities consisted of the following at September 30, 2000 (in thousands):

                                                 GROSS         GROSS
                                               UNREALIZED    UNREALIZED
                                  AMORTIZED     HOLDING       HOLDING        FAIR
                                    COST         GAINS         LOSSES       VALUE
                                  ---------    ----------    ----------    --------
U.S. government agencies........   $14,795      $     1         $(60)      $ 14,736
Corporate debt securities.......     5,961            2           (7)         5,956
Equity securities...............    15,374       77,207           --         92,581
                                   -------      -------         ----       --------
                                   $36,130      $77,210         $(67)      $113,273
                                   =======      =======         ====       ========

                             CONEXANT SYSTEMS, INC.

     The contractual maturities of debt securities at September 30, 2000 are as follows:

                                                          AMORTIZED     FAIR
                                                            COST        VALUE
                                                          ---------    -------
Due within one year.....................................   $17,461     $17,397
Due after one year through two years....................     3,295       3,295
                                                           -------     -------
                                                           $20,756     $20,692
                                                           =======     =======

 5. SUPPLEMENTAL FINANCIAL STATEMENT DATA

     Inventories, net consisted of the following at September 30 (in thousands):

                                                           2000        1999
                                                         --------    --------
Raw material...........................................  $ 38,866    $ 29,998
Work-in-process........................................   209,871     160,781
Finished goods.........................................    92,265      33,698
                                                         --------    --------
                                                         $341,002    $224,477
                                                         ========    ========

     Inventories, net have been presented above inclusive of allowances for excess and obsolete inventories of approximately $50.2 million and $64.6 million at September 30, 2000 and 1999, respectively.

     Property, plant and equipment, net consisted of the following at September 30 (in thousands):

                                                        2000           1999
                                                     -----------    ----------
Land...............................................  $    12,087    $   12,087
Land and leasehold improvements....................       21,068        12,636
Buildings..........................................      391,567       318,725
Machinery and equipment............................    1,351,005     1,090,175
Construction in progress...........................       99,334       166,399
                                                     -----------    ----------
                                                       1,875,061     1,600,022
Accumulated depreciation and amortization..........   (1,046,550)     (877,009)
                                                     -----------    ----------
                                                     $   828,511    $  723,013
                                                     ===========    ==========

     Interest capitalized into construction in progress was $1.3 million and $1.5 million during fiscal years 2000 and 1999. No interest was capitalized in fiscal 1998.

     Goodwill and intangible assets, net consisted of the following at September 30 (in thousands):

                                           LIFE IN YEARS       2000        1999
                                           -------------    ----------    -------
Goodwill.................................  3 - 10           $1,323,477    $20,316
Developed technology.....................  5 - 8.5             306,661     40,346
Other intangible assets..................  2 - 10               62,783     12,603
                                                            ----------    -------
                                                             1,692,921     73,265
Accumulated amortization.................                     (185,595)   (25,441)
                                                            ----------    -------
                                                            $1,507,326    $47,824
                                                            ==========    =======

                             CONEXANT SYSTEMS, INC.

     Other assets consisted of the following at September 30 (in thousands):

                                                            2000       1999
                                                          --------    -------
Advance payments to vendors.............................  $ 96,030    $    --
Investments, at cost....................................    75,942     31,675
Other...................................................    37,084     14,095
                                                          --------    -------
                                                          $209,056    $45,770
                                                          ========    =======

     The advance payments to vendors were paid to wafer suppliers under agreements for foundry capacity. An additional $75.0 million was paid in October 2000. These advance payments will be repaid upon the termination of the agreements, or earlier if certain conditions are met. Investments consist of equity interests in early stage technology companies, which are accounted for under the cost method, as the Company has less than 20% of the voting rights of each of these companies and does not exercise significant influence. In connection with one of these investments, the Company may be required to invest up to an additional $8.5 million.

     Other current liabilities consisted of the following at September 30 (in thousands):

                                                              2000      1999
                                                             -------   -------
Litigation and environmental liabilities...................  $56,463   $ 1,061
Other......................................................   38,695    38,952
                                                             -------   -------
                                                             $95,158   $40,013
                                                             =======   =======

 6. INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows for the years ended September 30 (in thousands):

                                              2000        1999        1998
                                            --------    --------    ---------
Current:
  United States...........................  $ 70,304    $(22,604)   $ (66,286)
  Foreign.................................     7,189       6,047        4,621
  State and local.........................     7,237      (3,556)       2,360
                                            --------    --------    ---------
          Total current...................    84,730     (20,113)     (59,305)
                                            --------    --------    ---------
Deferred:
  United States...........................   (17,124)     14,254      (94,116)
  Foreign.................................    (4,527)        478         (591)
  State and local.........................   (10,475)     (4,792)     (14,100)
                                            --------    --------    ---------
          Total deferred..................   (32,126)      9,940     (108,807)
                                            --------    --------    ---------
Provision (benefit) for income taxes......  $ 52,604    $(10,173)   $(168,112)
                                            ========    ========    =========

                             CONEXANT SYSTEMS, INC.

     Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following at September 30 (in thousands):

                                                            2000       1999
                                                          --------    -------
Accrued compensation and benefits.......................  $  8,701    $ 9,912
Inventories.............................................    36,448     38,006
Product returns and allowances..........................    12,070     13,307
Deferred distributor revenues...........................    12,999      7,448
Research and development credit carryforwards...........        --     14,744
Litigation settlement...................................    21,615         --
Deferred state taxes....................................    (3,714)    (5,245)
Other -- net............................................     7,141      3,688
                                                          --------    -------
Current deferred income taxes...........................  $ 95,260    $81,860
                                                          ========    =======
Retirement benefits and deferred compensation...........  $ 23,749    $25,871
Property, plant and equipment...........................    (2,477)     8,184
Accrued royalties.......................................     2,337     11,962
Net operating loss carryforwards........................    48,809         --
Research and development credit carryforwards...........    52,963         --
State investment credit carryforwards...................    17,199         --
Unrealized gains on investments.........................   (29,481)        --
Intangible assets.......................................   (85,909)        --
Deferred state taxes....................................   (13,266)    (2,099)
Other -- net............................................   (12,638)     2,251
                                                          --------    -------
Long-term deferred income taxes.........................  $  1,286    $46,169
                                                          ========    =======

     Management believes it is more likely than not that current and long-term tax assets will be realized through the reduction of future income tax payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include the historical operating results of the Company, expectations of future earnings, and available tax planning strategies.

     As of September 30, 2000, the Company has U.S. Federal net operating loss carryforwards of approximately $122.8 million which expire in 2020 and aggregate state net operating loss carryforwards of approximately $135.5 million which expire in 2005. The Company also has U.S. Federal and state income tax credit carryforwards of approximately $28.0 million and $57.1 million, respectively. The U.S. credits may be carried forward for 20 years. California Manufacturers' Investment Credits of approximately $32.2 million expire from 2005 through 2008, while the remaining state credits of approximately $24.9 million have no expiration date. Approximately $15.0 million of the California Manufacturers' Investment Credit carryforward was earned while the Company was part of Rockwell. Under the terms of the Tax Allocation Agreement with Rockwell, Conexant must pay Rockwell approximately $15.0 million when the benefits from such portion of the California Manufacturers' Investment Credit carryforwards are realized.

     Tax benefits from the exercise of stock options (including payments received under the tax allocation agreement with Rockwell) totaling $166.1 million and $20.6 million for fiscal years 2000 and 1999, respectively, were credited directly to shareholders' equity.

     The results of Conexant's operations for the quarter ended December 31, 1998 and fiscal 1998 were included in the federal, state, local and foreign income tax returns of Rockwell International Corporation. The remaining results of operations for Conexant are included in separate Conexant income tax returns. Rockwell has agreed to indemnify Conexant for income tax liabilities and retained the rights to tax refunds relating to

                             CONEXANT SYSTEMS, INC.

any operations included in Rockwell's income tax returns. Accordingly, the balance sheet does not include current or prior period income tax receivables or payables related to Conexant operations which are included in the consolidated or combined Rockwell income tax returns. The income tax provisions included in the Statements of Operations for periods prior to the spin-off from Rockwell were determined based on the "separate return" method.

     The provision (benefit) for income taxes differs from the United States federal statutory tax expense as follows for the years ended September 30 (in thousands):

                                                      2000        1999        1998
                                                    --------    --------    ---------
U.S. federal statutory tax at 35%.................  $(48,414)   $    965    $(150,615)
State taxes, net of federal effects...............    (2,105)     (5,426)      (7,631)
Foreign income taxes in excess of (less than)
  U.S.............................................    29,384       1,145         (911)
Nondeductible amortization of intangible assets...    36,706          --           --
Nondeductible IPRD................................    51,321          --           --
Research and development credits..................   (18,936)     (6,941)      (9,321)
Other.............................................     4,648          84          366
                                                    --------    --------    ---------
Provision (benefit) for income taxes..............  $ 52,604    $(10,173)   $(168,112)
                                                    ========    ========    =========

     Income (loss) before provision (benefit) for income taxes consisted of the following components for the years ended September 30 (in thousands):

                                                     2000         1999        1998
                                                   ---------    --------    ---------
Domestic.........................................  $ (61,974)   $(12,617)   $(444,446)
Foreign..........................................    (76,349)     15,373       14,118
                                                   ---------    --------    ---------
                                                   $(138,323)   $  2,756    $(430,328)
                                                   =========    ========    =========

     No provision has been made for United States, state, or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $36.2 million and $15.0 million of undistributed earnings of foreign subsidiaries as of September 30, 2000 and 1999, respectively, which have been or are intended to be permanently reinvested.

 7. LONG-TERM DEBT

     In February 2000, the Company issued $650 million principal amount of its 4% Convertible Subordinated Notes due 2007 for net proceeds (after costs of issuance) of approximately $631.0 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each February 1 and August 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company's common stock at a conversion price of $108 per share, subject to certain adjustments. The notes may be redeemed, at the Company's option, on or after February 6, 2003 at a declining premium to par.

     In May 1999, the Company issued $350 million principal amount of its 4 1/4% Convertible Subordinated Notes due 2006 for net proceeds (after costs of issuance) of approximately $339.6 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each May 1 and November 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company's common stock at a conversion price of $23.098 per share, subject to certain adjustments. The notes may be redeemed, at the Company's option, on or after May 6, 2002 at a declining premium to par.

     During fiscal 2000, $3,000 principal amount of the 4 1/4% Convertible Subordinated Notes were converted into 129 shares of common stock. At September 30, 2000, the fair value of the convertible subordinated notes (based on quoted market prices) was approximately $1.1 billion compared to its carrying value of $1.0 billion.

                             CONEXANT SYSTEMS, INC.

     The Company has a $475 million revolving credit facility with a group of banks which provides for revolving borrowings and the issuance of letters of credit. The credit facility is secured by a pledge of the stock of the Company's significant subsidiaries (as that term is defined in the credit facility), subject to certain exceptions for stock of foreign significant subsidiaries, and by a pledge of certain intercompany indebtedness owed by any significant subsidiary to the Company or any other subsidiary. If there is a downgrading of the ratings on the Company's long-term, unsecured indebtedness by Standard & Poor's Rating Services Group to B or less and a rating by Moody's Investor Service of B2 or less (in the event of a rating by Moody's), the Company will be required to secure the credit facility by pledging substantially all of its assets and the assets of its domestic subsidiaries and the stock of all of its subsidiaries, subject to certain exceptions. The credit facility expires in July 2003.

     Borrowings under the credit facility bear interest at a rate per annum equal to certain published rates (at the election of the Company) plus a variable margin based on the Company's total debt to capitalization ratio. The Company pays a facility fee on the unused amount of the credit facility at a per annum rate that will vary depending on the same criteria used to determine the interest rate margin and other customary fees. The credit facility includes restrictions on capital expenditures, indebtedness, acquisitions, mergers, asset sales and liens on assets that apply to the Company and its subsidiaries. The Company also must meet certain financial tests and maintain certain financial ratios. The Company was in compliance with all covenants under the credit facility for fiscal 2000. At September 30, 2000 there are no borrowings outstanding under the credit facility.

     Interest expense was approximately $35.9 million, $10.8 million, and $-0-during fiscal years 2000, 1999, and 1998, respectively.

 8. COMMITMENTS

     The Company leases certain facilities and equipment under non-cancelable operating leases. Land and facility leases expire at various dates through 2008 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $17.6 million, $13.5 million, and $17.4 million during fiscal years 2000, 1999, and 1998, respectively.
At September 30, 2000, future minimum payments under operating leases are as follows (in thousands):

                        FISCAL YEAR
                        -----------
2001.......................................................  $18,090
2002.......................................................   15,336
2003.......................................................   13,528
2004.......................................................   12,116
2005.......................................................    8,496
Thereafter.................................................    1,519
                                                             -------
          Total future minimum payments....................  $69,085
                                                             =======

     Purchase commitments for construction or purchase of plant and equipment totaled approximately $10.3 million at September 30, 2000.

 9. CONTINGENCIES

     Claims have been asserted against the Company for utilizing the intellectual property rights of others in certain of the Company's products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the resolution of such claims through arbitration or litigation.

                             CONEXANT SYSTEMS, INC.

     On October 14, 1997, Brent Townshend ("Townshend") filed suit against Rockwell and Conexant in the Superior Court of California for San Mateo County seeking an injunction to halt the sale of products containing Conexant's K56Flex(TM) chipsets and requesting unspecified damages, claiming that Conexant had engaged in unfair competition, misappropriation of trade secrets, breach of contract and breach of confidence by using technical information allegedly disclosed in confidence by Townshend to accelerate its development of 56 Kbps modem technology. In January 1999, Townshend dismissed his State Court action and re-filed the same claims and three new claims for patent infringement in the U.S. District Court for the Northern District of California. In the Federal action, Townshend alleges that each of his patents (the "Townshend Patents") covers certain aspects of the V.90 standard and are infringed by Conexant's 56 Kbps products. In October 2000, Townshend and Conexant entered into a written understanding as to settlement of all outstanding litigation. Under the settlement, Conexant will pay cash, and in certain circumstances non-cash consideration, all outstanding litigation will be dismissed with prejudice, and Townshend will grant to Conexant and certain future spin-off entities of Conexant a non-exclusive license to the Townshend Patents and other defined voiceband modem technology. The settlement calls for certain contingent cash obligations of Conexant, all of which have been accrued as of September 30, 2000. The liability could be reduced upon the occurrence of certain events.

     In connection with the Distribution, Conexant assumed responsibility for all contingent liabilities and then current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of Semiconductor Systems.

     The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted and taking into account the Company's reserves for such matters, management believes the disposition of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company has been designated as a potentially responsible party ("PRP") at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. The site was also formerly occupied by Recticon Corporation and Allied Steel Products Corporation, each of whom has also been named as a PRP and each of whom is insolvent. The remediation plan for the site includes installation of a public water supply line and a groundwater pump and treatment system, as well as routine groundwater sampling. Management estimates the total costs for the remediation of this Superfund site to be approximately $2.1 million and has accrued for these costs as of September 30, 2000. In addition, the Company is engaged in two other remediations of groundwater contamination at its Newport Beach and Newbury Park, California facilities. Management currently estimates the total costs for these remediations to be approximately $3.0 million and has also accrued for these costs as of September 30, 2000.

10. STOCK AND BENEFIT PLANS

     The Company's authorized capital consists of 1,000,000,000 shares of common stock, par value $1.00 per share, and 25,000,000 shares of preferred stock, without par value, of which 1,500,000 shares are designated as Series A junior participating preferred stock (the "Junior Preferred Stock").

     The Company has a preferred share purchase rights plan to protect shareholders' rights in the event of a proposed takeover of the Company. Under the Rights Agreement dated as of November 30, 1998 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, a preferred share purchase right (a "Right") is attached to each share of common stock pursuant to which the holder may, in certain takeover-

                             CONEXANT SYSTEMS, INC.

related circumstances, become entitled to purchase from the Company 1/200th of a share of Junior Preferred Stock at a price of $300, subject to adjustment. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will generally be exercisable for shares of common stock or stock of the acquiring person having a market value of twice the exercise price. In certain events, each Right may be exchanged by the Company for one share of common stock or 1/200th of a share of Junior Preferred Stock. The Rights expire on December 31, 2008, unless earlier exchanged or redeemed at a redemption price of $0.01 per Right, subject to adjustment.

  Stock Options

     The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company's common stock. An aggregate of 78.6 million shares have been authorized to be granted under the stock option and long-term incentive plans. As of September 30, 2000, 7.4 million shares are available for grant. Stock options are generally granted at not less than the fair market value at grant date, generally vest over four years and expire eight to ten years after the grant date. The Company has also assumed stock option plans in connection with the business acquisitions completed during fiscal 2000; no additional options will be granted under those plans. A summary of stock option activity is as follows for the years ended September 30 (shares in thousands):

                                                            2000                     1999
                                                    ---------------------    ---------------------
                                                                 WEIGHTED                 WEIGHTED
                                                                 AVERAGE                  AVERAGE
                                                    NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                                     SHARES       PRICE       SHARES       PRICE
                                                    ---------    --------    ---------    --------
Outstanding at beginning of year..................   33,350       $ 9.80          --       $   --
Issued with spin-off from Rockwell................       --           --      20,113         6.99
Granted during period.............................   32,404        53.37      18,727        11.91
Outstanding options of acquired companies.........    4,469        11.15          --           --
Exercised.........................................   (7,082)        7.41      (4,026)        5.81
Cancelled.........................................   (2,462)       35.49      (1,464)        9.21
                                                     ------       ------      ------       ------
Outstanding at end of year........................   60,679       $32.51      33,350       $ 9.80
                                                     ======       ======      ======       ======
Exercisable at end of year........................   12,211       $ 8.32       9,910       $ 6.54
                                                     ======       ======      ======       ======

     The following table summarizes stock options outstanding at September 30, 2000 (shares in thousands):

                              OUTSTANDING                   EXERCISABLE
                  -----------------------------------   --------------------
                                AVERAGE      WEIGHTED               WEIGHTED
                               REMAINING     AVERAGE                AVERAGE
    RANGE OF       NUMBER     CONTRACTUAL    EXERCISE    NUMBER     EXERCISE
EXERCISE PRICES   OF SHARES   LIFE (YEARS)    PRICE     OF SHARES    PRICE
---------------   ---------   ------------   --------   ---------   --------
$ 0.07 - $  8.45   10,522         5.9         $ 6.49      7,415      $ 6.31
$ 8.47 - $  9.05    2,280         6.8           8.85      1,925        8.84
$ 9.23 - $  9.40   12,247         8.3           9.40      2,027        9.39
$ 9.47 - $ 32.79    3,828         8.9          20.82        665       17.95
$33.34 - $ 36.50   16,025         9.8          36.43         40       34.86
$36.65 - $ 63.25   11,322         9.3          58.62        139       38.49
$63.35 - $121.68    4,455         9.4          98.28         --          --
                   ------         ---         ------     ------      ------
$ 0.07 - $121.68   60,679         8.5         $32.51     12,211      $ 8.32
                   ======         ===         ======     ======      ======

                             CONEXANT SYSTEMS, INC.

  Restricted Stock

     The Company's long-term incentive plans also provide for awards of restricted shares of common stock and other stock-based incentive awards to officers and other employees and certain non-employees of the Company. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within two years of the date of award) or, in certain cases, if prescribed performance criteria are not met. During fiscal 2000, 65,000 restricted shares of common stock were issued at a weighted-average fair value of $71.84. During fiscal 1999, 2.2 million restricted shares of common stock were issued at a weighted-average fair value of $11.84. No shares of restricted stock were issued in 1998. The fair value of restricted stock awards is charged to expense over the vesting period. In fiscal years 2000 and 1999, the Company recorded compensation expense of $2.6 million and $19.6 million, respectively, for the value of restricted stock awards.

  Directors Stock Plan

     The Company has a Directors Stock Plan which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the Directors Stock Plan, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. As of September 30, 2000, 14,000 shares of Company common stock have been issued under the Directors Plan. An aggregate of 630,000 shares of the Company's common stock have been authorized for issuance under the Directors Plan.

  Employee Stock Purchase Plans

     The Company has adopted employee stock purchase plans for all eligible employees to purchase shares of the Company's common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Under the employee stock purchase plans, employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. Offering periods generally each have a six-month duration, commencing on March 1 and September 1 of each year. At September 30, 2000, an aggregate of 3.4 million shares of the Company's common stock had been authorized for issuance and approximately 2.3 million shares of common stock were available for future purchases under the plans.

  Accounting for Stock-Based Compensation

     As permitted under SFAS 123, the Company has elected to follow APB 25 and related interpretations in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for stock-based awards to its employees under the fair value method of that Statement. Had compensation cost for fiscal 2000 and 1999 option awards been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                                          2000         1999
                                                        ---------    --------
Pro forma net loss....................................  $(348,878)   $(19,971)
Pro forma net loss per share, basic and diluted.......  $   (1.65)   $  (0.10)

     The Company granted no options in fiscal 1998. For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period.

                             CONEXANT SYSTEMS, INC.

The fair value of the options granted in fiscal 2000 and 1999 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                               2000     1999
                                                              ------    -----
Risk-free interest rate.....................................     5.9%     5.9%
Expected volatility.........................................      60%      60%
Dividend yield..............................................      --       --
Expected life (years).......................................     4.5      5.0
Weighted-average fair value of options granted..............  $28.70    $5.65

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because options held by employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

11. EMPLOYEE BENEFIT PLANS

  Retirement Savings Plan

     The Company sponsors a 401(k) retirement savings plan that allows eligible U.S. employees to contribute, on a pre-tax basis or after-tax basis, up to 17% of their salary, subject to annual limits. The Company matches contributions dollar for dollar up to specified levels, and the Company may make an additional discretionary matching contribution at fiscal year-end, based on the Company's performance. All Company matching contributions are held in a fund which purchases shares of the Company's common stock, and are vested immediately. Expense under the retirement savings plan was $13.5 million, $6.7 million, and $6.0 million for fiscal years 2000, 1999, and 1998, respectively.

  Retirement Medical Plans

     The Company has a retirement medical plan which covers certain of its employees and provides for medical payments to eligible employees and dependents upon retirement. At the time of the spin-off from Rockwell, the Company ceased offering retirement medical coverage to active salaried employees. Retirement medical expense, consisting principally of interest accrued on the accumulated retirement medical obligation, was approximately $3.9 million, $1.6 million, and $2.7 million in fiscal years 2000, 1999, and 1998, respectively.

                             CONEXANT SYSTEMS, INC.

     The change in the retirement medical obligation is as follows for the years ended September 30 (in millions):

                                                              2000      1999
                                                             ------    ------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year....................  $ 27.3    $ 28.9
Service cost...............................................     0.4       0.2
Interest cost..............................................     2.8       1.9
Plan participants' contributions...........................     0.1       0.2
Actuarial loss (gain)......................................     9.4      (1.4)
Benefits paid..............................................    (3.4)     (2.5)
                                                             ------    ------
Benefit obligation at end of year..........................    36.6      27.3
                                                             ------    ------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year.............      --        --
Actual return on plan assets...............................      --        --
Employer contribution......................................     3.3       2.3
Plan participants' contributions...........................     0.1       0.2
Benefits paid..............................................    (3.4)     (2.5)
                                                             ------    ------
Fair value of plan assets at end of year...................      --        --
                                                             ------    ------
Funded status..............................................   (36.6)    (27.3)
Unrecognized net actuarial loss............................    13.7       5.8
Unrecognized prior service cost............................    (8.2)     (9.0)
                                                             ------    ------
Accrued benefit cost.......................................  $(31.1)   $(30.5)
                                                             ======    ======

     For measurement purposes, a 9.25% annual rate of increase in the per capita cost of health care benefits was assumed for fiscal 2000, decreasing to 5.75% in 2012 and remaining at that level thereafter. The accrued benefit obligation is based on discount rates of 7.75% (2000) and 7.25% (1999). Increasing the health care cost trend rate by 1% would increase the accumulated retirement medical obligation at September 30, 2000 by approximately $3.4 million and would not significantly increase retirement medical expense.

  Pension Plans

     Prior to the spin-off from Rockwell, Conexant employees participated in a Rockwell pension plan which provides for monthly pension payments to eligible U.S. employees upon retirement. Pension benefits for U.S. salaried employees are based on years of credited service and compensation. Pension benefits for U.S. hourly employees are based on years of service and specified benefit amounts. In connection with the Distribution, Rockwell retained the obligation for vested benefits earned by Conexant participants in the Rockwell Pension Plan and all related assets. At the time of the spin-off, Conexant established a pension plan for certain hourly employees, with benefits substantially similar to the Rockwell pension plan, and which credits these employees for service earned with Rockwell. The benefits payable by Conexant under this plan are equal to the difference between the total benefits earned with both companies and the vested benefit obligation retained by Rockwell. Conexant also has certain pension plans covering its non-U.S. employees and retirees.

     In connection with the restructuring plan announced in September 1998, the Company offered a voluntary early retirement program ("VERP") to certain salaried employees. Pension benefits under the VERP are paid from a newly established pension plan (the "VERP Plan") of Conexant. Benefits payable under the VERP Plan are equal to the excess of the total early retirement pension benefit over the vested benefit obligation retained by Rockwell under the Rockwell pension plan. Fiscal 1998 special charges include approximately $6.0 million for costs associated with employees who accepted the VERP on or before

                             CONEXANT SYSTEMS, INC.

September 30, 1998. Fiscal 1999 special charges include an additional charge of approximately $17.0 million for costs associated with the employees who accepted the VERP after September 30, 1998.

     Net pension expense was approximately $1.9 million, $17.9 million and $14 million for fiscal 2000, 1999 and 1998, respectively. Net pension expense consists of service costs for benefits earned during the year and, in fiscal years 1999 and 1998, the cost of benefits under the VERP. As of September 30, 2000 and 1999, the aggregate projected benefit obligation included in the consolidated balance sheet for the VERP and hourly pension plans was approximately $11.6 million and $13.3 million, respectively. The pension obligations are based on discount rates of 7.75% (2000) and 7.25% (1999).

12. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income
(loss) per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company's convertible subordinated notes for the period of time such notes were outstanding, if such stock options and convertible notes are dilutive.

     For periods prior to the December 31, 1998 spin-off from Rockwell, net income (loss) per share represents a pro forma net income (loss) per share, calculated as if the spin-off had occurred on October 1, 1997. The number of pro forma weighted average outstanding shares and common share equivalents used in the pro forma net income (loss) per share calculation set forth below was based upon the weighted average number of Rockwell shares and share equivalents outstanding for the applicable periods, adjusted for the distribution ratio in the Distribution of one share of the Company's common stock for every two shares of Rockwell common stock. For the year ended September 30, 1999, the pro forma weighted average common shares was determined based upon the weighted average of the Rockwell method for the first fiscal quarter, as previously described, and the actual Conexant share activity for the second through fourth quarters. For the year ended September 30, 1998 the pro forma weighted average common shares was determined based upon the weighted average of the Rockwell method for the entire period.

     The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended September 30 (in thousands, except per share data):

                                                     2000         1999        1998
                                                   ---------    --------    ---------
Income:
  Net income (loss) available to common
     shareholders -- basic and diluted...........  $(190,927)   $ 12,929    $(262,216)
                                                   =========    ========    =========
Shares:
  Weighted average shares outstanding -- basic...    211,840     192,551      197,900
  Effect of dilutive securities:
     Stock options...............................         --      10,830           --
     Restricted stock............................         --         103           --
                                                   ---------    --------    ---------
  Weighted average shares
     outstanding -- diluted......................    211,840     203,484      197,900
                                                   =========    ========    =========
Net income (loss) per share
  Basic..........................................  $   (0.90)   $   0.07    $   (1.32)
                                                   =========    ========    =========
  Diluted........................................  $   (0.90)   $   0.06    $   (1.32)
                                                   =========    ========    =========

     For fiscal 2000, the basic number of weighted average shares outstanding includes approximately 2.2 million shares of common stock required to be issued on a delayed basis as part of an acquisition.

                             CONEXANT SYSTEMS, INC.

     For periods subsequent to the spin-off from Rockwell, the potential dilutive effect of Conexant's common stock equivalents shown below was not included in the computation of diluted earnings per share, as these securities were antidilutive (weighted-average numbers of shares, in thousands):

                                                               2000     1999
                                                              ------    -----
Stock options (under the treasury stock method).............  17,164       --
4 1/4% Convertible Subordinated Notes due 2006..............  15,153    5,953
4% Convertible Subordinated Notes due 2007..................   3,929       --
Restricted stock and other..................................     813       --

     The 4% Convertible Subordinated Notes due 2007 were issued in February 2000 and are convertible into an aggregate of 6.0 million shares of the Company's common stock as of September 30, 2000.

13. SPECIAL CHARGES

     In the fourth quarter of fiscal 1998, the Company restructured its business and recorded special charges of approximately $147 million. The special charges include an asset impairment of approximately $103 million related to the closure and planned disposal of its wafer fabrication facilities in Colorado Springs, Colorado, approximately $15 million for employee severance and VERP costs associated with an approximate 10% worldwide workforce reduction, approximately $11 million related to intangible asset write-offs and approximately $18 million for other actions including lease termination costs, contractual liabilities and other asset write-offs. In connection with the restructuring, management decided to close and dispose of the Company's wafer fabrication facilities in Colorado Springs, Colorado. The $103 million charge represents the excess of the carrying value of the long-lived assets of these facilities over their estimated fair value as determined by independent appraisal. These facilities were distributed to Rockwell prior to the Distribution.

     In the first fiscal quarter of 1999, the Company recorded special charges of approximately $38 million. The additional charges include approximately $20.0 million related to the further writedown of the Company's wafer fabrication facilities in Colorado Springs, Colorado, approximately $17.0 million relating to the VERP, and approximately $0.9 million to decommission equipment, activities at foreign subsidiaries and contract cancellations at the Colorado Springs wafer fabrication facilities. As of September 30, 2000, the restructuring plans were substantially complete. The following table summarizes the Company's restructuring activity for the year ended September 30, 2000 (in thousands):

                                                      FACILITIES    SEVERANCE
                                                         AND           AND        OTHER
                                                      EQUIPMENT     BENEFITS     EXPENSES     TOTAL
                                                      ----------    ---------    --------    -------
Restructuring balances at September 30, 1999........   $ 2,002        $ 278      $ 4,976     $ 7,256
Non-cash charges....................................    (1,326)          --       (1,575)     (2,901)
Cash charges........................................      (423)         (22)      (1,114)     (1,559)
Additional charge and change in reserve estimate....      (253)        (256)      (2,287)     (2,796)
                                                       -------        -----      -------     -------
Restructuring balances at September 30, 2000........   $    --        $  --      $    --     $    --
                                                       =======        =====      =======     =======

14. RELATED PARTY TRANSACTIONS

     Prior to the Distribution, Rockwell provided certain services that were allocated based on sales in proportion to total Rockwell sales. Subsequent to the Distribution, Rockwell provided certain services to the Company, including payroll and employee benefits administration, data processing and telecommunications services, and research and development activities under the terms of a transition agreement. Costs for these services and programs are billed to Conexant based on actual usage and are included in the accompanying consolidated statements of operations. Management believes that the methods of billing these costs are

                             CONEXANT SYSTEMS, INC.

reasonable. These costs totaled approximately $4.5 million, $10 million and $23 million in fiscal 2000, 1999 and 1998, respectively.

     Prior to the Distribution, Rockwell also provided management services to Conexant, including corporate oversight, financial, legal, tax, corporate communications, and human resources. The costs of providing these services were allocated to Conexant based on sales in proportion to total Rockwell sales and are included in selling, general and administrative expense. These costs totaled approximately $2 million and $12 million in fiscal 1999 and 1998, respectively.

     During fiscal 1999, the Company transferred its Colorado Springs, Colorado wafer fabrication facilities (and the related tax benefit) with a book value of approximately $59 million to Rockwell, as well as certain other tax benefits of approximately $25 million related to litigation. In addition, Rockwell transferred $64 million of restricted cash to Conexant to be used to satisfy a $65 million liability which Conexant recorded in fiscal 1998, related to the same litigation. During fiscal 1999, Conexant used the restricted cash balance of $64 million to settle the liability.

NOTE 15. SEGMENT AND OTHER INFORMATION

     The Company operates and tracks its results in two segments -- Personal Networking and Internet Infrastructure. The Personal Networking segment designs, develops and sells semiconductor products and system solutions in four general personal communications applications markets -- personal computing, personal imaging, digital infotainment and wireless communications. For segment reporting purposes, these four product groups have been aggregated because of their common characteristics and their reliance on shared operating functions. The Internet Infrastructure segment designs, develops and sells semiconductor products and system solutions for some of the highest-growth areas in the broadband communications markets including broadband access, multi-service access and wide area network transport.

     The accounting policies of the segments are the same as those described in the Note 2. The Company evaluates segment performance based on operating income
(loss) excluding amortization of intangible assets, IPRD, and special charges. The tables below present information about reported segments for the years ended September 30 (in thousands):

                                                    NET REVENUES                    OPERATING INCOME (LOSS)
                                        ------------------------------------   ---------------------------------
                                           2000         1999         1998        2000        1999        1998
                                        ----------   ----------   ----------   ---------   ---------   ---------
Personal Networking...................  $1,524,393   $1,166,501   $1,056,961   $ 145,503    $23,240    $(188,878)
Internet Infrastructure...............     579,206      277,613      143,270     127,326     19,851      (49,954)
                                        ----------   ----------   ----------   ---------    -------    ---------
  Segment totals......................  $2,103,599   $1,444,114   $1,200,231     272,829     43,091     (238,832)
                                        ==========   ==========   ==========
Amortization of intangible assets.....                                           160,154      8,364       11,020
IPRD..................................                                           215,710         --           --
Compensatory stock option grants......                                             6,759         --           --
Special charges.......................                                                --     37,906      147,306
                                                                               ---------    -------    ---------
  Operating loss......................                                         $(109,794)   $(3,179)   $(397,158)
                                                                               =========    =======    =========

                                               DEPRECIATION AND AMORTIZATION         CAPITAL EXPENDITURES
                                               ------------------------------   ------------------------------
                                                 2000       1999       1998       2000       1999       1998
                                               --------   --------   --------   --------   --------   --------
Personal Networking..........................  $202,897   $201,296   $208,503   $299,019   $203,997   $257,665
Internet Infrastructure......................   149,991     11,580     11,141     16,099      9,759     12,021
                                               --------   --------   --------   --------   --------   --------
                                               $352,888   $212,876   $219,644   $315,118   $213,756   $269,686
                                               ========   ========   ========   ========   ========   ========

                             CONEXANT SYSTEMS, INC.

     Segment total assets are as follows as of September 30 (in thousands):

                                                         2000          1999
                                                      ----------    ----------
Personal Networking.................................  $2,676,836    $1,648,774
Internet Infrastructure.............................   1,739,361       193,176
                                                      ----------    ----------
                                                      $4,416,197    $1,841,950
                                                      ==========    ==========

     Revenues by product are as follows for the years ended September 30 (in thousands):

                                            2000          1999          1998
                                         ----------    ----------    ----------
Personal Computing.....................  $  722,929    $  626,534    $  639,925
Personal Imaging.......................     119,818        89,892       102,055
Digital Infotainment...................     290,808       183,522       144,600
Wireless Communications................     390,838       266,553       170,381
Internet Infrastructure................     579,206       277,613       143,270
                                         ----------    ----------    ----------
                                         $2,103,599    $1,444,114    $1,200,231
                                         ==========    ==========    ==========

     Revenues by geographic area are presented based upon their country of destination. No other foreign country represented 10% or more of net revenues for any of the periods presented. Revenues by geographic area are as follows for the years ended September 30 (in thousands):

                                            2000          1999          1998
                                         ----------    ----------    ----------
United States..........................  $  634,440    $  461,254    $  442,627
Other Americas.........................      49,610        58,769        11,817
                                         ----------    ----------    ----------
          Total Americas...............     684,050       520,023       454,444
Taiwan.................................     426,264       309,112       251,010
South Korea............................     247,040       144,898        71,208
Other Asia-Pacific.....................     312,326       173,705       149,950
                                         ----------    ----------    ----------
          Total Asia-Pacific...........     985,630       627,715       472,168
Japan..................................     200,486       168,919       128,812
Europe.................................     233,433       127,457       144,807
                                         ----------    ----------    ----------
                                         $2,103,599    $1,444,114    $1,200,231
                                         ==========    ==========    ==========

     Long-lived assets consist of property, plant and equipment, goodwill and intangible assets, and other assets. Long-lived assets by geographic area are as follows as of September 30 (in thousands):

                                                          2000         1999
                                                       ----------    --------
United States........................................  $2,265,318    $787,365
Europe...............................................      97,578       2,416
Asia-Pacific.........................................       3,036       2,645
Other................................................     178,961      24,181
                                                       ----------    --------
                                                       $2,544,893    $816,607
                                                       ==========    ========

16. SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid, net of amounts capitalized, was approximately $26.0 million, $0.6 million, and $-0- during fiscal 2000, 1999 and 1998, respectively. Income taxes paid were $20.6 million and $-0- during fiscal 2000 and 1999, respectively. Prior to the Distribution, all income tax payments were made by Rockwell.

                             CONEXANT SYSTEMS, INC.

17. SUBSEQUENT EVENTS

     From October 1 through November 30, 2000, $233.7 million principal amount of the Company's 4 1/4% Convertible Subordinated Notes due 2006 were converted into 10.1 million shares of common stock at a cost to the Company of $39.1 million. In addition, the Company repurchased $35.0 million principal amount of its 4% Convertible Subordinated Notes due 2007 at prevailing market prices.

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders of
Conexant Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Conexant Systems, Inc. and subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
October 16, 2000, except for Note 17,
   as to which the date is November 30, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for the Annual Meeting of Shareowners to be held on February 28, 2001 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers -- See "Executive Officers" in Part I, Item 1 hereof.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company for the fiscal year ended September 30, 2000 are included herewith:

     Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, Notes to Consolidated Financial Statements, and Report of Independent Auditors

     (2) SUPPLEMENTAL SCHEDULES

     Schedule II  Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

     (3)(a) EXHIBITS

EXHIBITS                            DESCRIPTION
--------                            -----------
  3-a-1     Restated Certificate of Incorporation, as amended, of the
            Company, filed as Exhibit 3.1 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.
  3-a-2     Amended By-Laws of the Company, filed as Exhibit 4.2 to the
            Company's Registration Statement on Form S-8 (Registration
            No. 333-68755), is incorporated herein by reference.
  4-a-1     Rights Agreement, dated as of November 30, 1998, by and
            between the Company and ChaseMellon Shareholder Services,
            L.L.C., as rights agent, filed as Exhibit 4.4 to the
            Company's Registration Statement on Form S-8 (Registration
            No. 333-68755), is incorporated herein by reference.
  4-a-2     First Amendment to Rights Agreement, dated as of December 9,
            1999, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, is
            incorporated herein by reference.
  4-b-1     Indenture, dated as of May 1, 1999, between the Company and
            The First National Bank of Chicago, as trustee, including
            the form of the Company's 4 1/4% Convertible Subordinated
            Notes Due May 1, 2006 attached as Exhibit A thereto, filed as Exhibit 4.1 to the Company's Registration Statement on
            Form S-3 (Registration No. 333-82399), is incorporated
            herein by reference.
  4-b-2     Indenture, dated as of February 1, 2000, between the Company and Bank One Trust Company, National Association, as
            trustee, including the form of the Company's 4% Convertible
            Subordinated Notes Due February 1, 2007 attached as Exhibit
            A thereto, filed as Exhibit 4.04 to the Company's
            Registration Statement on Form S-4 (Registration No.
            333-96033), is incorporated herein by reference.
 10-a-1     Credit Agreement, dated as of December 21, 1998, as amended and restated as of July 27, 2000, among the Company, certain of its subsidiaries, the Lenders and the Issuing Banks
            thereunder, and Credit Suisse First Boston, as
            Administrative Agent and Collateral Agent, filed as Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended June 30, 2000, is incorporated herein by
            reference.
*10-b-1     Conexant Systems, Inc. 1998 Stock Option Plan, filed as
            Exhibit 10.6 to the Company's Registration Statement on Form
            10 (File No. 000-24923), is incorporated herein by
            reference.
*10-b-2     Copy of resolution of the Board of Directors of the Company, adopted March 1, 1999, amending the Company's 1998 Stock
            Option Plan, filed as Exhibit 10-b-2 to the Company's Annual
            Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.
*10-b-3     Forms of Stock Option Agreements under Rockwell's 1988
            Long-Term Incentives Plan for options granted prior to May
            1, 1992, filed as Exhibit 10-d-2 to Rockwell's Annual Report on Form 10-K for the year ended September 30, 1988 (File No.
            1-1035), are incorporated herein by reference.
*10-b-4     Forms of Stock Option and Stock Appreciation Rights
            Agreements under Rockwell's 1988 Long-Term Incentives Plan for options and stock appreciation rights granted prior to
            May 1, 1992, filed as Exhibit 10-d-3 to Rockwell's Annual
            Report on Form 10-K for the year ended September 30, 1988
            (File No. 1-1035), are incorporated herein by reference.

EXHIBITS                            DESCRIPTION
--------                            -----------
*10-b-5     Form of Stock Option Agreement under Rockwell's 1988
            Long-Term Incentives Plan for options granted after May 1,
            1992 and prior to March 1, 1993, filed as Exhibit 28-a-1 to
            Rockwell's Quarterly Report on Form 10-Q for the quarter
            ended June 30, 1992 (File No. 1-1035), is incorporated
            herein by reference.
*10-b-6     Forms of Stock Option Agreements under Rockwell's 1988
            Long-Term Incentives Plan for options granted after March 1,
            1993 and prior to November 1, 1993, filed as Exhibit 28-a to
            Rockwell's Quarterly Report on Form 10-Q for the quarter
            ended March 31, 1993 (File No. 1-1035), are incorporated
            herein by reference.
*10-b-7     Forms of Stock Option Agreements under Rockwell's 1988
            Long-Term Incentives Plan for options granted after November
            1, 1993 and prior to December 1, 1994, filed as Exhibit
            10-d-6 to Rockwell's Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-1035), are incorporated herein by reference.
*10-b-8     Forms of Stock Option Agreements under Rockwell's 1988
            Long-Term Incentives Plan for options granted after December
            1, 1994, filed as Exhibit 10-d-7 to Rockwell's Annual Report on Form 10-K for the year ended September 30, 1994 (File No.
            1-1035), are incorporated herein by reference.
*10-b-9     Forms of Stock Option Agreements under Rockwell's 1995
            Long-Term Incentives Plan for options granted prior to
            December 3, 1997, filed as Exhibit 10-e-2 to Rockwell's
            Annual Report on Form 10-K for the year ended September 30,
            1994 (File No. 1-1035), are incorporated herein by
            reference.
*10-b-10    Forms of Stock Option Agreements under Rockwell's 1995
            Long-Term Incentives Plan for options granted between
            December 3, 1997 and August 31, 1998, filed as Exhibit
            10-b-3 to Rockwell's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), are
            incorporated herein by reference.
*10-b-11    Form of Stock Option Agreement under Rockwell's 1995
            Long-Term Incentives Plan for options granted on April 23,
            1998, filed as Exhibit 10-b-4 to Rockwell's Annual Report on
            Form 10-K for the year ended September 30, 1998 (File No.
            1-12383), is incorporated herein by reference.
*10-b-12    Form of Stock Option Agreement under Rockwell's 1995
            Long-Term Incentives Plan for options granted on August 31,
            1998, filed as Exhibit 10-b-5 to Rockwell's Annual Report on
            Form 10-K for the year ended September 30, 1998 (File No.
            1-12383), is incorporated herein by reference.
*10-b-13    Form of Stock Option Agreement under Rockwell's Directors
            Stock Plan, filed as Exhibit 10-d to Rockwell's Quarterly
            Report on Form 10-Q for the quarter ended March 31, 1996
            (File No. 1-1035), is incorporated herein by reference.
*10-b-14    Copy of resolution of the Board of Directors of Rockwell,
            adopted November 6, 1996, adjusting outstanding awards under
            Rockwell's (i) 1988 Long-Term Incentives Plan, (ii) 1995
            Long-Term Incentives Plan and (iii) Directors Stock Plan,
            filed as Exhibit 4-g-2 to Rockwell's Registration Statement on Form S-8 (Registration No. 333-17055), is incorporated
            herein by reference.
*10-b-15    Copy of resolution of the Board of Directors of Rockwell,
            adopted September 3, 1997, adjusting outstanding awards
            under Rockwell's (i) 1988 Long-Term Incentives Plan, (ii)
            1995 Long-Term Incentives Plan and (iii) Directors Stock
            Plan, filed as Exhibit 10-e-3 to Rockwell's Annual Report on
            Form 10-K for the year ended September 30, 1997 (File No.
            1-12383), is incorporated herein by reference.
*10-b-16    Copy of resolution of the Board of Directors of Rockwell,
            adopted December 2, 1998, assigning to the Company
            outstanding options to purchase shares of Company Common
            Stock, filed as Exhibit 4.f.4 to the Company's Registration
            Statement on Form S-3 (Registration No. 333-70085), is
            incorporated herein by reference.

EXHIBITS                            DESCRIPTION
--------                            -----------
*10-b-17    Copy of resolution of the Board of Directors of the Company, adopted November 30, 1998, assuming outstanding options to purchase shares of Company Common Stock, filed as Exhibit
            4.f.5 to the Company's Registration Statement on Form S-3
            (Registration No. 333-70085), is incorporated herein by
            reference.
*10-c-1     Conexant Systems, Inc. 1999 Long-Term Incentives Plan, as
            amended, filed as Exhibit 4.7 to the Company's Registration
            Statement on Form S-8 (Registration No. 333-37918), is
            incorporated herein by reference.
*10-c-2     Form of Stock Option Agreement under the Company's 1999
            Long-Term Incentives Plan, filed as Exhibit 10.1 to the
            Company's Quarterly Report on Form 10-Q for the quarter
            ended March 31, 1999, is incorporated herein by reference.
*10-c-3     Form of Restricted Stock Agreement (Performance Vesting)
            under the Company's 1999 Long-Term Incentives Plan, filed as
            Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
            for the quarter ended March 31, 1999, is incorporated herein by reference.
*10-c-4     Form of Restricted Stock Agreement (Time Vesting) under the
            Company's 1999 Long-Term Incentives Plan, filed as Exhibit
            10.3 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended March 31, 1999, is incorporated herein by
            reference.
*10-c-5     Copy of resolutions of the Board of Directors of the
            Company, adopted July 2, 1999, accelerating the vesting of certain outstanding restricted stock awards under the
            Company's 1999 Long-Term Incentives Plan to October 1, 1999,
            subject to the satisfaction of certain conditions precedent, filed as Exhibit 10-c-6 to the Company's Annual Report on
            Form 10-K for the year ended September 30, 1999, is
            incorporated herein by reference.
*10-c-6     Copy of resolutions of the Board of Directors of the
            Company, adopted September 8, 1999, approving the repurchase by the Company of shares of Common Stock from certain
            executives and employees of the Company or loans to such
            executives or employees, in each case, in an amount
            sufficient to pay the required withholding tax in connection with the acceleration of the vesting of certain outstanding restricted stock awards under the Company's 1999 Long-Term
            Incentives Plan, filed as Exhibit 10-c-7 to the Company's
            Annual Report on Form 10-K for the year ended September 30,
            1999, is incorporated herein by reference.
*10-c-7     Copy of resolution of the Special Committee of the Board of
            Directors of the Company, adopted September 22, 1999,
            determining that the conditions precedent to the
            acceleration of the vesting of certain outstanding
            restricted stock awards under the Company's 1999 Long-Term
            Incentives Plan have been satisfied, filed as Exhibit 10-c-8 to the Company's Annual Report on Form 10-K for the year
            ended September 30, 1999, is incorporated herein by
            reference.
*10-c-8     Copy of resolution of the Board of Directors of the Company, adopted September 13, 1999, approving a stock dividend at
            the rate of one additional share of common stock for each
            share of common stock issued and outstanding (or held in the treasury of the Company) payable to shareowners of record at the close of business on September 24, 1999 (the "Record
            Date") and to be distributed on October 29, 1999, filed as
            Exhibit 10-c-9 to the Company's Annual Report on Form 10-K
            for the year ended September 30, 1999, is incorporated
            herein by reference.
*10-d-1     Copy of resolutions of the Board of Directors of the
            Company, adopted August 13, 1999 amending, among other
            things, the Company's 1999 Long-Term Incentives Plan and the
            Company's Retirement Savings Plan, filed as Exhibit 10-e-1 to the Company's Annual Report on Form 10-K for the year
            ended September 30, 1999, is incorporated herein by
            reference.
*10-e-1     Conexant Systems, Inc. Directors Stock Plan, filed as
            Exhibit 10.2 to the Company's Registration Statement on Form
            10 (File No. 000-24923), is incorporated herein by
            reference.
*10-f-1     Employment Agreement dated December 15, 1998 between the
            Company and B.S. Iyer, filed as Exhibit 10.5 to the
            Company's Quarterly Report on Form 10-Q for the quarter
            ended December 31, 1998, is incorporated herein by
            reference.

EXHIBITS                            DESCRIPTION
--------                            -----------
*10-f-2     Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10-f-1 hereto entered into by the Company with M.M. Beguwala, L.C.
            Brewster, T.L. Ellis, R.Y. Halim, D.E. O'Reilly, A. Rangan,
            F.M. Rhodes, J.P. Spoto, T.A. Stites and K.V. Strong.
*10-f-3     Employment Agreement dated December 15, 1998 between the
            Company and D.W. Decker, filed as Exhibit 10.7 to the
            Company's Quarterly Report on Form 10-Q for the quarter
            ended December 31, 1998, is incorporated herein by
            reference.
10-g-1      Distribution Agreement dated as of December 31, 1998 by and between the Company and Rockwell International Corporation, filed as Exhibit 2.1 to the Company's Current Report on Form
            8-K dated January 12, 1999, is incorporated herein by
            reference.
10-h-1      Amended and Restated Employee Matters Agreement dated as of
            December 31, 1998 by and between the Company and Rockwell
            International Corporation, filed as Exhibit 2.2 to the
            Company's Current Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.
10-i-1      Tax Allocation Agreement dated as of December 31, 1998 by
            and between the Company and Rockwell International
            Corporation, filed as Exhibit 2.3 to the Company's Current
            Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.
 12         Statement re: Computation of Ratios.
 21         List of Subsidiaries of the Company.
 23         Independent Auditors' Consent.
 27         Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K. The Company filed the following current reports on Form 8-K during the quarter ended September 30, 2000:

     Report on Form 8-K dated September 28, 2000, reporting the completion of the Company's acquisition of NetPlane Systems, Inc. (Item 5).

     Report on Form 8-K dated September 22, 2000, reporting the completion of the Company's acquisition of Novanet Semiconductor Ltd. (Item 5).

     Report on Form 8-K dated September 14, 2000, reporting the Company's plan to spin-off its Internet Infrastructure business. (Items 5 and 7).

     Report on Form 8-K dated August 8, 2000, with respect to pro forma financial statements of the Company in connection with the Company's acquisition of Maker Communications, Inc. (Items 5 and 7).

     Report on Form 8-K dated July 19, 2000, reporting the Company's agreement to acquire NetPlane Systems, Inc. and the Company's agreement to acquire Novanet Semiconductor Ltd. (Items 5 and 7).

     Report on Form 8-K dated June 29, 2000, reporting the completion of the Company's acquisition of HotRail, Inc. (Items 2 and 7).

     (c) EXHIBITS

     See subsection (a)(3) above.

     (d) FINANCIAL STATEMENT SCHEDULES

     See subsection (a)(1) and (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 13th day of December, 2000.

                                          CONEXANT SYSTEMS, INC.

                                          By:     /s/ DWIGHT W. DECKER
                                            ------------------------------------
                                                     Dwight W. Decker,
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 13th day of December, 2000 by the following persons on behalf of the Registrant and in the capacities indicated:

                       SIGNATURE                                             TITLE
                       ---------                                             -----
                  /s/ DWIGHT W. DECKER                        Chief Executive Officer and Chairman
--------------------------------------------------------           of the Board of Directors
                    Dwight W. Decker                             (Principal Executive Officer)

                /s/ BALAKRISHNAN S. IYER                        Senior Vice President and Chief
--------------------------------------------------------               Financial Officer
                  Balakrishnan S. Iyer                           (Principal Financial Officer)

                 /s/ STEVEN M. THOMSON
--------------------------------------------------------         Vice President and Controller
                   Steven M. Thomson                             (Principal Accounting Officer)

                  /s/ F. CRAIG FARRILL
--------------------------------------------------------
                    F. Craig Farrill                                        Director

                  /s/ DONALD R. BEALL
--------------------------------------------------------
                    Donald R. Beall                                         Director

                   /s/ JERRE L. STEAD
--------------------------------------------------------
                     Jerre L. Stead                                         Director

                /s/ RICHARD M. BRESSLER
--------------------------------------------------------
                  Richard M. Bressler                                       Director

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                            ADDITIONS
                                                      ---------------------
                                        BALANCE AT      CHARGED                              BALANCE AT
                                        BEGINNING     TO COSTS AND                             END OF
             DESCRIPTION                 OF YEAR        EXPENSES      OTHER    DEDUCTIONS       YEAR
             -----------                ----------    ------------    -----    ----------    ----------
Year ended September 30, 2000:
  Allowance for doubtful accounts.....   $  9,658       $ 2,066       $351(a)   $ (5,126)     $  6,949
  Allowance for excess and obsolete
     inventories......................     64,582         7,771        313(a)    (22,461)       50,205
Year ended September 30, 1999:
  Allowance for doubtful accounts.....   $  8,975       $ 3,745       $ --      $ (3,062)     $  9,658
  Allowance for excess and obsolete
     inventories......................    105,708        10,067         --       (51,193)       64,582
Year ended September 30, 1998:
  Allowance for doubtful accounts.....   $ 10,102       $ 2,408       $ --      $ (3,535)     $  8,975
  Allowance for excess and obsolete
     inventories......................     65,553        67,069         --       (26,914)      105,708

---------------
(a) Acquisition date balances of acquired companies.

                                 EXHIBIT INDEX

*10-f-2  Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10-f-1 hereto entered into by the Company with M.M. Beguwala, L.C.
         Brewster, T.L. Ellis, R.Y. Halim, D.E. O'Reilly, A. Rangan,
         F.M. Rhodes, J.P. Spoto, T.A. Stites and K.V. Strong.
12       Statement re: Computation of Ratios.
21       List of Subsidiaries of the Company.
23       Independent Auditors' Consent.
27       Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement.