Form 10-Q
period 2000-12-31
CONEXANT SYSTEMS INC
filed 2001-01-29
CIK 1069353

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000*

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Registrant's number of shares of common stock outstanding as of January 24, 2001 was 243,068,941.

----------

* For presentation purposes of this Form 10-Q, references made to the December 31, 2000 period relate to the actual fiscal first quarter ended December 29, 2000.

================================================================================

                             CONEXANT SYSTEMS, INC.

                                      INDEX


                                                                                                        PAGE
                                                                                                        ----
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):

          Consolidated Condensed Balance Sheets -- December 31, 2000 and September 30, 2000               3

          Consolidated Condensed Statements of Operations -- Three Months Ended
            December 31, 2000 and 1999                                                                    4

          Consolidated Condensed Statements of Cash Flows -- Three Months Ended
            December 31, 2000 and 1999                                                                    5

          Notes to Consolidated Condensed Financial Statements                                            6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                  11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                     30


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                              32

Item 6.   Exhibits and Reports on Form 8-K                                                               33

          Signatures                                                                                     34

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             CONEXANT SYSTEMS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (unaudited, in thousands, except per share amounts)


                                                              December 31,      September 30,
                                                                  2000              2000
                                                              -----------       ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ............................      $   292,629       $   831,100
  Receivables, net of allowances of $10,098 and
     $6,949 at December 31 and September 30,
     2000, respectively ................................          369,915           422,650
  Inventories ..........................................          360,091           341,002
  Deferred income taxes ................................           95,161            95,260
  Other current assets .................................          102,021            84,130
                                                              -----------       -----------
          Total current assets .........................        1,219,817         1,774,142

Marketable securities ..................................          292,241            95,876
Property, plant and equipment, net .....................          856,688           828,511
Goodwill and intangible assets, net ....................        1,427,715         1,507,326
Other assets ...........................................          279,887           209,056
Deferred income taxes ..................................           27,248             1,286
                                                              -----------       -----------
          Total assets .................................      $ 4,103,596       $ 4,416,197
                                                              ===========       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................      $   211,091       $   233,865
  Deferred revenue .....................................           42,591            37,586
  Accrued compensation and benefits ....................           58,649            88,399
  Other current liabilities ............................           88,234            95,158
                                                              -----------       -----------
          Total current liabilities ....................          400,565           455,008

Convertible subordinated notes .........................          709,849           999,997
Other long-term liabilities ............................           55,225            54,433
                                                              -----------       -----------
          Total liabilities ............................        1,165,639         1,509,438
                                                              -----------       -----------

Commitments and contingencies ..........................               --                --

Shareholders' equity:
  Preferred and junior preferred stock .................               --                --
  Common stock ($1.00 par value, 1,000,000 shares
     authorized; 242,907 and 231,164 shares issued at
     December 31 and September 30, 2000,
     respectively) .....................................          242,907           231,164
  Additional paid-in capital ...........................        3,025,608         2,775,115
  Accumulated deficit ..................................         (320,451)         (120,875)
  Accumulated other comprehensive income ...............            7,938            47,295
  Treasury stock, 30 shares at cost ....................           (1,624)           (1,619)
  Unearned compensation ................................          (16,421)          (24,321)
                                                              -----------       -----------
          Total shareholders' equity ...................        2,937,957         2,906,759
                                                              -----------       -----------
          Total liabilities and shareholders' equity ...      $ 4,103,596       $ 4,416,197
                                                              ===========       ===========


     See accompanying notes to consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)


                                                                 Three Months Ended
                                                                    December 31,
                                                             -------------------------
                                                              2000             1999
                                                             ---------       ---------
Net revenues ..........................................      $ 410,361       $ 509,963
Cost of goods sold ....................................        296,603         277,446
                                                             ---------       ---------
Gross margin ..........................................        113,758         232,517

Operating expenses:
  Research and development ............................        118,538          88,477
  Selling, general and administrative .................         80,376          68,168
  Amortization of intangible assets ...................         82,304           2,405
  Separation costs ....................................          7,927              --
                                                             ---------       ---------
          Total operating expenses ....................        289,145         159,050
                                                             ---------       ---------

Operating income (loss) ...............................       (175,387)         73,467

Debt conversion costs .................................        (42,584)             --
Other income (expense), net ...........................         (4,356)            578
                                                             ---------       ---------

Income (loss) before income taxes .....................       (222,327)         74,045

Provision (benefit) for income taxes ..................        (15,467)         22,214
                                                             ---------       ---------

Income (loss) before extraordinary item ...............       (206,860)         51,831

Extraordinary gain on extinguishment of debt,
   net of income taxes of $4,426 ......................          7,284              --
                                                             ---------       ---------

Net income (loss) .....................................      $(199,576)      $  51,831
                                                             =========       =========


Income (loss) per share:
  Basic:
      Income (loss) before extraordinary item .........      $   (0.88)      $    0.26
      Extraordinary item ..............................           0.03              --
                                                             ---------       ---------
      Net income (loss) ...............................      $   (0.85)      $    0.26
                                                             =========       =========

  Diluted:
      Income (loss) before extraordinary item .........      $   (0.88)      $    0.24
      Extraordinary item ..............................           0.03              --
                                                             ---------       ---------
      Net income (loss) ...............................      $   (0.85)      $    0.24
                                                             =========       =========

Number of shares used in per share computation:
  Basic ...............................................        236,119         196,715
                                                             =========       =========
  Diluted .............................................        236,119         228,974
                                                             =========       =========


     See accompanying notes to consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                    Three Months Ended
                                                                        December 31,
                                                                  -------------------------
                                                                     2000            1999
                                                                  ---------       ---------
Cash flows from operating activities:
Net income (loss) ..........................................      $(199,576)      $  51,831

Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
      Depreciation .........................................         47,691          44,357
      Amortization of intangible assets ....................         82,304           2,405
      Deferred income taxes ................................        (17,106)             --
      Stock compensation ...................................          3,548             449
      Debt conversion costs ................................         42,584              --
      Extraordinary gain--extinguishment of debt ...........        (11,710)             --
      Other non-cash charges ...............................          6,371              --
  Changes in assets and liabilities:
     Receivables ...........................................         52,735         (47,568)
     Inventories ...........................................        (19,089)          1,765
     Accounts payable ......................................        (22,461)        (40,642)
     Accrued expenses and other current liabilities ........        (32,123)         30,535
     Other .................................................         (7,015)         16,692
                                                                  ---------       ---------

  Net cash provided by (used in) operating activities ......        (73,847)         59,824
                                                                  ---------       ---------


Cash flows from investing activities:
Capital expenditures .......................................        (65,665)        (84,656)
Investments in and advances to businesses ..................        (86,090)       (105,498)
Proceeds from sale of marketable securities ................        208,515              --
Purchase of marketable securities ..........................       (461,903)             --
                                                                  ---------       ---------

  Net cash used in investing activities ....................       (405,143)       (190,154)
                                                                  ---------       ---------

Cash flows from financing activities:
Payment of debt conversion costs ...........................        (42,584)             --
Repurchase of convertible subordinated notes ...............        (22,400)             --
Proceeds from exercise of stock options ....................          5,503           9,330
                                                                  ---------       ---------

  Net cash provided by (used in) financing
     activities ............................................        (59,481)          9,330
                                                                  ---------       ---------

Net decrease in cash and cash equivalents ..................       (538,471)       (121,000)

Cash and cash equivalents at beginning of period ...........        831,100         398,516
                                                                  ---------       ---------

Cash and cash equivalents at end of period .................      $ 292,629       $ 277,516
                                                                  =========       =========


     See accompanying notes to consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Conexant Systems, Inc. ("Conexant" or the "Company") is focused exclusively on providing semiconductor products and system solutions for a wide variety of communications electronics. The Company's products facilitate communications worldwide through wireline voice and data communications networks, cordless and cellular wireless telephony systems, personal imaging devices and equipment, and emerging cable and wireless broadband communications networks. The Company operates in two business segments: the Personal Networking business and the Internet Infrastructure business.

On January 18, 2001, the Company announced that it will postpone the previously-announced initial public offering of common stock of its Internet Infrastructure business. The Company intends to complete the separation of the Internet Infrastructure and Personal Networking businesses as soon as business conditions and the equity capital markets improve. However, there can be no assurance that any initial public offering or separation will be successfully completed.

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the fiscal 2001 separation costs, debt conversion costs, and extraordinary gain on extinguishment of debt, necessary to present fairly the Company's financial position, results of operations, and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Fiscal Periods

For presentation purposes, references made to the period ended December 31, 2000 relate to the actual fiscal 2001 first quarter ended December 29, 2000.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

Recent Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives either offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or are recognized in other comprehensive income until the hedged item is recognized in earnings. Generally, the change in a derivative's fair value related to the ineffective portion of a hedge, if any, is immediately recognized in earnings. The Company adopted SFAS 133 as of October 1, 2000, with no significant effect on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will be required to adopt SAB 101 no later than the fourth quarter of fiscal 2001. Management believes that the adoption of SAB 101 will not have a significant effect on its financial position or results of operations.

                             CONEXANT SYSTEMS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

2. INVENTORIES

Inventories consist of the following (in thousands):


                                         December 31,     September 30,
                                             2000            2000
                                         -----------      -----------
Raw materials .....................      $    41,480      $    38,866
Work-in-process ...................          187,360          209,871
Finished goods ....................          131,251           92,265
                                         -----------      -----------
                                         $   360,091      $   341,002
                                         ===========      ===========


3. MARKETABLE SECURITIES

Marketable securities include commercial paper, corporate bonds, and government securities, principally having remaining terms of up to five years, and marketable equity securities. The Company enters into certain equity investments for the promotion of business and strategic objectives. The marketable portion of these strategic investments is classified as marketable securities; non-marketable equity and other investments are included in other assets. All of the Company's marketable securities are classified as available for sale and are recorded on the consolidated condensed balance sheet at fair value, based upon quoted market prices. As of December 31, 2000, unrealized gains of $16.5 million (net of related income taxes of $10.0 million) on these securities are included in other comprehensive income. Available-for-sale securities (short-term and long-term) consisted of the following (in thousands):


                                                             Gross             Gross
                                                           Unrealized       Unrealized
                                          Amortized         Holding           Holding            Fair
                                            Cost             Gains             Losses            Value
                                         -----------      -----------       -----------       -----------
As of December 31, 2000:
U.S. government agencies ..........      $    11,950      $        16       $        --       $    11,966
Foreign governments ...............           14,599              128                --            14,727
Corporate debt securities .........          247,493            1,630               (59)          249,064
Equity securities .................           15,374           24,860                --            40,234
                                         -----------      -----------       -----------       -----------
                                         $   289,416      $    26,634       $       (59)      $   315,991
                                         ===========      ===========       ===========       ===========

As of September 30, 2000:
U.S. government agencies ..........      $    14,795      $         1       $       (60)      $    14,736
Corporate debt securities .........            5,961                2                (7)            5,956
Equity securities .................           15,374           77,207                --            92,581
                                         -----------      -----------       -----------       -----------
                                         $    36,130      $    77,210       $       (67)      $   113,273
                                         ===========      ===========       ===========       ===========


The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.


                                               Amortized           Fair
                                                 Cost             Value
                                              -----------      -----------
                                                    (in thousands)
Due within one year ....................      $    23,680      $    23,750
Due after one year through five years ..          240,164          241,717
Due after five years through ten years .            3,479            3,536
Due after ten years ....................            6,719            6,754
                                              -----------      -----------
                                              $   274,042      $   275,757
                                              ===========      ===========

                             CONEXANT SYSTEMS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

4. CONVERTIBLE SUBORDINATED NOTES

During the three months ended December 31, 2000, approximately $255.1 million principal amount of the Company's 4-1/4% Convertible Subordinated Notes due 2006 were converted into approximately 11.0 million shares of common stock at a cost to the Company of $42.6 million. In addition, the Company purchased $35.0 million principal amount of its 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in an extraordinary gain of $7.3 million (net of income taxes of $4.4 million).


5. CONTINGENT LIABILITIES

Claims have been asserted against the Company for utilizing the intellectual property rights of others in certain of the Company's products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the resolution of such claims through arbitration or litigation. In connection with the Company's spin-off from Rockwell International Corporation ("Rockwell"), the Company assumed responsibility for all contingent liabilities and then current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell.

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


6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended December 31, 2000 and 1999 is as follows (in thousands):


                                                                                       Three months ended
                                                                                          December 31,
                                                                                  -----------------------------
                                                                                      2000              1999
                                                                                  -----------       -----------
Net income (loss) ..........................................................      $  (199,576)      $    51,831

Other comprehensive income (loss):
  Foreign currency translation adjustments .................................           (8,272)            2,207
  Change in unrealized gains on available for sale securities ..............          (50,568)           43,856
  Change in unrealized gains on foreign currency forward contracts .........               71                --
  Effect of income taxes ...................................................           19,412           (16,744)
                                                                                  -----------       -----------
    Other comprehensive income (loss) ......................................          (39,357)           29,319
                                                                                  -----------       -----------
    Comprehensive income (loss) ............................................      $  (238,933)      $    81,150
                                                                                  ===========       ===========

The components of accumulated other comprehensive income are as follows (in thousands):


                                                                      December 31,      September 30,
                                                                          2000             2000
                                                                      -----------       ------------
Unrealized gains on marketable securities, net of tax ..........      $    16,529       $    47,685
Unrealized gains on foreign currency forward contracts .........               71                --
Foreign currency translation adjustments .......................           (8,662)             (390)
                                                                      -----------       -----------

    Accumulated other comprehensive income .....................      $     7,938       $    47,295
                                                                      ===========       ===========

                             CONEXANT SYSTEMS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

7. INCOME (LOSS) PER SHARE

Basic income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company's convertible subordinated notes for the period of time such notes were outstanding, if such stock options and convertible notes are dilutive. The following table sets forth the computation of basic and diluted income (loss) per share before extraordinary item (in thousands, except per share data):


                                                                          Three months ended
                                                                             December 31,
                                                                    -----------------------------
                                                                        2000              1999
                                                                    -----------       -----------
Income:
Income (loss) before extraordinary item available to
 common shareholders -- basic ................................      $  (206,860)      $    51,831
Interest expense on convertible subordinated
   notes, net of tax..........................................               --             2,299
                                                                    -----------       -----------
Income (loss) before extraordinary item available to
 common shareholders -- diluted ..............................      $  (206,860)      $    54,130
                                                                    ===========       ===========

Shares:
Weighted-average shares outstanding -- basic .................          236,119           196,715
Effect of dilutive securities:
  Stock options ..............................................               --            16,791
  Restricted stock ...........................................               --               315
  Convertible subordinated notes .............................               --            15,153
                                                                    -----------       -----------

Weighted-average shares outstanding -- diluted ...............          236,119           228,974
                                                                    ===========       ===========

Income (loss) per share before extraordinary item:
  Basic ......................................................      $     (0.88)      $      0.26
                                                                    ===========       ===========
  Diluted ....................................................      $     (0.88)      $      0.24
                                                                    ===========       ===========


The average shares listed below were not included in the computation of diluted earnings per share, as their effect would have been antidilutive for the periods presented (in thousands):


                                                                    Three months ended
                                                                         December 31,
                                                                 ---------------------------
                                                                    2000             1999
                                                                 ---------         ---------
Stock options (under the treasury stock method) .........           11,523               --
4-1/4% Convertible Subordinated Notes due 2006 ..........           10,224               --
4% Convertible Subordinated Notes due 2007 ..............            5,905               --
Restricted stock and other ..............................            3,301               --


8. SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest, net of amounts capitalized, was $8.4 million and $6.4 million for the three months ended December 31, 2000 and 1999, respectively. Cash paid for income taxes for the three months ended December 31, 2000 and 1999 was $0.4 million and $15.4 million, respectively.

Significant noncash transactions during the three months ended December 31, 2000 and 1999 include income tax benefits of approximately $4.7 million and $52.7 million, respectively, resulting from employee stock transactions which were credited to additional paid-in capital.

                             CONEXANT SYSTEMS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

9. SEGMENT INFORMATION

The Company operates in two reportable segments--Personal Networking and Internet Infrastructure. The Company evaluates segment performance based on operating income (loss) excluding amortization of intangible assets and special charges. Special charges excluded from segment operating income (loss) for the three months ended December 31, 2000 include separation costs incurred in connection with the proposed spin-off of the Internet Infrastructure segment and stock compensation costs, representing the amortization of the value of unvested in-the-money stock options assumed by Conexant in connection with certain fiscal 2000 business acquisitions. The table below presents information about reported segments for the three months ended December 31 (in thousands):


                                                        Net Revenues              Operating Income (Loss)
                                                 -------------------------      -------------------------
                                                   2000             1999           2000            1999
                                                 ---------       ---------      ---------       ---------
Personal Networking .......................      $ 244,456       $ 391,416      $(106,352)      $  59,511
Internet Infrastructure ...................        165,905         118,547         23,683          16,361
                                                 ---------       ---------      ---------       ---------
  Segment totals ..........................      $ 410,361       $ 509,963        (82,669)         75,872
                                                 =========       =========

Amortization of intangible assets .........                                        82,304           2,405
Separation costs ..........................                                         7,927              --
Stock compensation ........................                                         2,487              --
                                                                                ---------       ---------
  Operating income (loss) .................                                     $(175,387)      $  73,467
                                                                                =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

OVERVIEW

Conexant is focused exclusively on providing semiconductor products and system solutions for a wide variety of communications electronics. The Company's products facilitate communications worldwide through wireline voice and data communications networks, cordless and cellular wireless telephony systems, personal imaging devices and equipment, and emerging cable and wireless broadband communications networks. The Company operates in two business segments: the Personal Networking business and the Internet Infrastructure business.

The Personal Networking business designs, develops and sells semiconductor products and system solutions in four general communications applications markets -- Personal Computing, Personal Imaging, Digital Infotainment and Wireless Communications. Personal Computing products include telephony-based communications solutions for personal computing terminals and other communication devices such as gaming consoles, web browsers and handheld devices. Personal Imaging products consist of semiconductor and software products that enable image capture, processing and output for fax machines, printers and digital still and video cameras. Digital Infotainment products include semiconductor solutions that perform communication and media processing functions within a variety of information and entertainment platforms. Wireless Communications products are comprised of components, subsystems and system-level semiconductor solutions for wireless voice and data communication applications, including digital cellular handsets and base stations, cordless telephones and global positioning system ("GPS") receivers.

The Internet Infrastructure business designs, develops and sells semiconductor products and system solutions for some of the highest-growth areas in the communications markets including broadband access, multi-service access and wide area network ("WAN") transport. The Company's broad product portfolio allows it to provide network infrastructure original equipment manufacturers ("OEMs") with system level semiconductor solutions including multi-service access and high-speed digital subscriber line ("DSL") products used in a variety of network access platforms such as remote access concentrators, voice gateways, digital loop carriers, DSL access multiplexers and integrated access devices. The Company also provides network infrastructure OEMs with an extensive family of communication solutions that support the aggregation, transmission and switching of data, video and voice from the edge of the network to the optical backbone, including T/E carrier, asynchronous transfer mode ("ATM") and synchronous optical networking ("SONET")/synchronous digital hierarchy ("SDH") products and network processors. These products are used in a variety of network equipment including high-speed routers, ATM switches, optical switches, add-drop multiplexers and digital cross-connect systems.

The Company markets and sells its semiconductor products and system solutions directly to leading OEMs of communication electronics products and third-party electronic manufacturing service providers, and indirectly through electronic components distributors. One customer accounted for 10% of net revenues in the first quarter of fiscal 2001; no other customer accounted for more than 10% of net revenues for the period. The Company's top 20 customers accounted for 62% of fiscal 2001 first quarter net revenues. Revenues derived from customers located in the Americas, Europe, Japan, and the Asia-Pacific region were 39%, 15%, 6% and 40%, respectively, of the Company's net revenues in the first quarter of fiscal 2001.

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

On January 18, 2001, the Company announced that it will postpone the previously-announced initial public offering of common stock of its Internet Infrastructure business. The Company intends to complete the separation of the Internet Infrastructure and Personal Networking businesses as soon as business conditions and the equity capital markets improve. However, there can be no assurance that any initial public offering or separation will be successfully completed.


RESULTS OF OPERATIONS


NET REVENUES

The following table summarizes the Company's net revenues by business segment:

                                                                      Three months ended December 31,
                                                             -------------------------------------------
                                                                2000             Change           1999
                                                             ---------           ------        ---------
                                                                             (in thousands)
Net revenues:
Personal Networking ...................................      $ 244,456              (38)%      $ 391,416
Internet Infrastructure ...............................        165,905               40%         118,547
                                                             ---------                         ---------
                                                             $ 410,361              (20)%      $ 509,963
                                                             =========                         =========
As a percentage of Conexant's total net revenues:
Personal Networking ...................................             60%                              77%
Internet Infrastructure ...............................             40%                              23%


Personal Networking

The following table summarizes the net revenues of the Personal Networking segment by product category:

                                                                      Three months ended December 31,
                                                             -------------------------------------------
                                                                2000              Change         1999
                                                             ---------           --------      ---------
                                                                              (in thousands)
Net revenues:
Personal Computing ....................................      $  75,115              (60)%      $ 190,096
Personal Imaging ......................................         24,719              (21)%         31,176
Digital Infotainment ..................................         60,785               (9)%         67,126
Wireless Communications ...............................         83,837              (19)%        103,018
                                                             ---------                         ---------
                                                             $ 244,456              (38)%      $ 391,416
                                                             =========                         =========
As a percentage of Conexant's total net revenues:
Personal Computing ....................................             18%                               38%
Personal Imaging ......................................              6%                                6%
Digital Infotainment ..................................             15%                               13%
Wireless Communications ...............................             21%                               20%
                                                             ---------                         ---------
                                                                    60%                               77%
                                                             =========                         =========


Personal Computing product revenues reflect a decline in unit shipments of dial-up and embedded modem solutions resulting from the extremely weak PC and related peripheral device sell-through rates during the holiday season and the excess channel inventory build-up by PC OEMs in the face of weakening demand. These factors ultimately led to significant order deferrals and cancellations during the latter part of the quarter. The decline in revenues in the first quarter of fiscal of 2001 was partially offset by a significant increase in the unit shipments of asymmetric DSL ("ADSL") chipset solutions, which commenced volume shipments in the middle of fiscal 2000. Unit shipments of

ADSL chipsets increased more than 50% sequentially during the first quarter of fiscal 2001 over the fourth quarter of fiscal 2000 .

Personal Imaging product revenues reflect a decline in the unit shipments of products for fax modem applications as result of a significant slowdown in customer demand in the United States and Europe, as well as excess channel inventory build-ups by OEMs. Revenues in the first quarter of fiscal of 2001 also included a significant increase in the unit shipments of products for digital still camera applications from the comparable period of fiscal 2000.

Digital Infotainment product revenues declined due to lower demand for media processing products, including video encoders and decoders, as a result of the overall weakness in demand for consumer PCs, and reduced demand for legacy low-speed modems used in satellite set-top box applications. However, net revenues from the strategic broadband communications portfolio, including cable modems and satellite set-top box tuners and demodulators was up more than 100% from the comparable prior year quarter.

Wireless Communications product revenues declined as a result of overall softer global demand for digital cellular handsets. Net revenues from the code division multiple access ("CDMA") product portfolio declined as a result of the Korean government's decision to impose a ban on Korean service providers subsidizing new digital cellular handsets. The subsidy ban curtailed domestic demand for CDMA digital cellular handset production and attendant semiconductor component supply. The Company also experienced lower sales volume from 900MHz digital cordless telephone chipsets. However, unit shipments of global system for mobile communications ("GSM") power amplifiers, radio frequency subsystems and full system solutions in the first quarter of fiscal 2001 increased significantly from the comparable prior year period.

Internet Infrastructure

Internet Infrastructure segment revenues for the first quarter of fiscal 2001 increased 40% from the similar period of fiscal 2000, principally reflecting increased sales of optical networking, ATM, network processor and T/E carrier products used in network infrastructure equipment for metropolitan and optical backbone networks. The Company also experienced moderate growth in demand for high-speed DSL products, used by network infrastructure OEMs in DSL access multiplexers, integrated access devices and other products for the delivery of symmetric DSL ("SDSL") services. However, demand for the Company's AnyPort(TM) family of multi-service access processors was adversely affected by a slowing capacity expansion among North American Internet service providers ("ISPs"), and by higher-than-normal inventory levels among several OEM, subcontractor, and distributor customers.

The Company's fiscal 2001 first quarter net revenues for both the Personal Networking and Internet Infrastructure businesses were adversely affected by a number of external factors including, but not limited to, weakened demand for consumer PCs and related peripheral devices, higher than normal customer inventory levels, delays in the development and launch of new products by the Company's customers, and slowing investment in communications network capacity expansion by ISPs and competitive local exchange carriers. The Company believes that these and other factors will continue to adversely affect its revenues in the near term.

GROSS MARGIN

                                        Three months ended December 31,
                                    ---------------------------------------
                                      2000             Change        1999
                                    --------           ------      --------
                                                 (in thousands)
Gross margin .................      $113,758            (51)%      $232,517
Percent of net revenues ......            28%                            46%


Costs of goods sold consists predominantly of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs, warranties and sustaining engineering expenses pertaining to products sold. Gross margins for the first quarter of fiscal 2001 reflect the impact of lower quarterly revenues on a base of relatively fixed manufacturing support costs. The fiscal 2001 gross margin also reflects additional inventory reserves of approximately $57.5 million primarily associated with the dial-up modem product portfolio, as a result of the rapidly changing demand environment for PCs. The Company anticipates that its gross margins in the near term will continue to be adversely affected by lower quarterly revenues, and by higher energy costs resulting from the electrical power shortages currently affecting the state of California.

RESEARCH AND DEVELOPMENT


                                             Three months ended December 31,
                                         --------------------------------------
                                           2000             Change       1999
                                         --------           ------     --------
                                                      (in thousands)
Research and development ..........      $118,538             34%      $ 88,477
Percent of net revenues ...........            29%                           17%


The increase in research and development ("R&D") expenses for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 primarily reflects higher headcount and personnel-related costs as the Company expanded its R&D efforts in the areas of Internet infrastructure, wireless communications and broadband access. As a result of the successful acquisition of ten businesses and its ongoing recruiting programs, the Company increased its engineering team by more than 375 engineers since December 1999. The Company expects fiscal 2001 R&D expenses to continue to increase from fiscal 2000 amounts as it continues to invest in semiconductor system solutions and products for key growth market opportunities.

SELLING, GENERAL AND ADMINISTRATIVE


                                                 Three months ended December 31,
                                              -----------------------------------
                                                2000          Change        1999
                                              -------         ------      -------
                                                         (in thousands)
Selling, general and administrative ....      $80,376            18%      $68,168
Percent of net revenues ................           20%                         13%


The increase in selling, general and administrative ("SG&A") expenses for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 primarily reflects the addition of the selling, marketing and administrative teams of the businesses acquired in fiscal 2000 and the expansion of the Company's sales and marketing organizations, including an increase in the worldwide sales force to over 330 personnel to support the anticipated future sales growth. The increase also reflects the continued development of corporate infrastructure, including the Company's information systems, human resource and finance teams, partially in support of the planned separation of the Internet Infrastructure and Personal Networking businesses. The Company expects fiscal 2001 SG&A expenses to continue to increase from fiscal 2000 amounts as it continues to invest in marketing and sales functions in support of anticipated new product launches and the continued expansion of its customer base.

AMORTIZATION OF INTANGIBLE ASSETS


                                             Three months ended December 31,
                                             -------------------------------
                                               2000      Change      1999
                                             -------     ------     --------
                                                    (in thousands)
Amortization of intangible assets ......      $82,304      nm      $ 2,405

nm = not meaningful

The higher amortization expense in the fiscal 2001 first quarter resulted from the ten business acquisitions completed during fiscal 2000. In connection with these acquisitions, the Company recorded an aggregate of $1.6 billion of identified intangible assets and goodwill. These assets are being amortized over their estimated lives (principally five years). Consequently, the Company expects to record amortization expense related to goodwill and intangible assets in excess of $320 million annually for five years.

SEPARATION COSTS

In the first quarter of fiscal 2001, the Company incurred costs of approximately $7.9 million related to the previously announced separation of the Company into two independent companies to operate its Internet Infrastructure and Personal Networking business segments.


DEBT CONVERSION COSTS

In the first quarter of fiscal 2001, approximately $255.1 million principal amount of the Company's 4-1/4% Convertible Subordinated Notes due 2006 were converted into approximately 11.0 million shares of common stock, at a cost to the Company of $42.6 million.


OTHER INCOME (EXPENSE), NET


                                         Three months ended December 31,
                                         ------------------------------
                                          2000       Change      1999
                                         -------     ------    -------
                                                 (in thousands)
Other income (expense), net .......      $(4,356)      nm      $   578


Other expense, net in the first quarter of fiscal 2001 is comprised primarily of a $5.0 million write-off of certain non-marketable investments, which management determined to be permanently impaired, and interest expense on the Company's convertible subordinated notes, partially offset by interest income on invested cash balances. In the first quarter of fiscal 2000, other income, net principally reflected interest income on invested cash balances, partially offset by interest expense on the Company's convertible subordinated notes.


PROVISION (BENEFIT) FOR INCOME TAXES

For the first quarter of fiscal 2001, the Company recorded an income tax benefit of $15.5 million (7% of pretax loss), which reflects the Company's net loss and the impact of non-deductible debt conversion costs and amortization of intangible assets. In the first quarter of fiscal 2000, the Company recorded a provision for income taxes of $22.2 million (30% of pretax income) which reflected the Company's net income and the favorable impact of state and federal research and experimentation tax credits available to the Company. The Company anticipates that its effective tax rate, exclusive of the non-deductible debt conversion costs and amortization of intangible assets, will be approximately 30% for fiscal year 2001.


EXTRAORDINARY ITEM

During the first quarter of fiscal 2001, the Company purchased $35.0 million principal amount of its 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in a gain of $11.7 million. Such gain has been presented in the accompanying statement of operations as an extraordinary item, net of incomes taxes of $4.4 million.


ADJUSTED EARNINGS

Adjusted income (loss) before extraordinary item and adjusted income (loss) per share before extraordinary item exclude the amortization of intangible assets and special charges. Special charges excluded from the first quarter of fiscal 2001 period include debt conversion costs, separation costs, the write-down of certain investments, and stock compensation costs (representing the amortization of the value of unvested in-the-money stock options assumed by Conexant in connection with certain fiscal 2000 business acquisitions). In addition, adjusted income (loss) before extraordinary item reflects a provision (benefit) for income taxes based upon a 30% effective tax rate. These measures of earnings are not in accordance with, or an alternative for, generally accepted accounting principles and may not be consistent with measures used by other companies. However, the Company believes these measures of earnings provide its investors additional insight on its underlying operating results and the Company uses these measures internally to evaluate its operating performance.

Adjusted income (loss) before extraordinary item and adjusted income (loss) per share before extraordinary item is calculated as follows (in thousands, except per share data):


                                                                           Three months ended
                                                                              December 31,
                                                                       -------------------------
                                                                          2000           1999
                                                                       ---------       ---------
                                                                            (in thousands)
Income (loss) before extraordinary item .........................      $(206,860)      $  51,831
Amortization of intangible assets ...............................         82,304           2,405
Debt conversion costs ...........................................         42,584              --
Separation costs ................................................          7,927              --
Write-down of investments .......................................          5,000              --
Stock compensation ..............................................          2,487              --
Income taxes ....................................................          9,141            (918)
                                                                       ---------       ---------
    Adjusted income (loss) before extraordinary
     item .......................................................      $ (57,417)      $  53,318
                                                                       =========       =========

Adjusted income (loss) per share before extraordinary item:
  Basic .........................................................      $   (0.24)      $    0.27
  Diluted .......................................................      $   (0.24)      $    0.24
Shares used per share computation:
  Basic .........................................................        236,119         196,715
  Diluted .......................................................        236,119         228,974


LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $73.8 million for the first quarter of fiscal 2001, compared to cash provided by operating activities of $59.8 million for the similar period in fiscal 2000. Operating cash flows reflect the Company's net loss of $199.6 million offset by noncash charges (depreciation and amortization and other) of $153.7 million, and net working capital increases of $27.9 million. Before the effect of the working capital changes, cash used in operations was $45.9 million for the first quarter of fiscal 2001, compared to cash provided by operations of $99.0 million for the fiscal 2000 period.

The fiscal 2001 working capital increase includes a $52.7 million decrease in net receivables, principally due to lower quarterly sales. The Company's allowance for doubtful accounts increased by $3.1 million during the fiscal 2001 period, resulting from additional reserves taken for certain slow-paying accounts. The working capital change also included a $19.1 million build-up in net inventories, principally reflecting higher inventory levels in anticipation of increasing shipments of new products and, to a lesser extent, the impact of lower demand for CDMA products in the Korean market. The change in inventories also reflects additional inventory provisions of approximately $57.5 million, primarily associated with the Company's V.90 modem portfolio, resulting from slowing demand for PCs. The working capital increase also reflects reductions of accounts payable of $22.5 million and accrued expenses and other current liabilities of $32.1 million resulting from the timing of certain payments, and other working capital changes.

Cash used in investing activities of $405.1 million during the first quarter of fiscal 2001 principally consisted of net purchases of marketable securities totaling $253.4 million. Capital expenditures totaled $65.7 million during the fiscal 2001 period, primarily for continued investment in production and test facilities and corporate information systems. In addition, the Company made investments in and advances to businesses totaling $86.1 million, including a vendor advance of $75.0 million and $11.1 million of equity investments, principally in early-stage communications technology companies. The vendor advance was made pursuant to an agreement under which the Company receives foundry capacity to meet current production requirements and to support anticipated future growth. Cash used in investing activities during the fiscal 2000 period consisted of routine capital expenditures of $84.7 million and investments in, or advances to, businesses totaling $105.5 million

Cash used in financing activities totaled $59.5 million during the first quarter of fiscal 2001 principally consisted of $65.0 million paid in connection with the conversion and repurchase of a portion of the Company's convertible subordinated notes. During the quarter, approximately $255.1 million principal amount of the Company's 4-1/4% Convertible Subordinated Notes due 2006 were converted into approximately 11.0 million shares of common stock, at a cost to the Company of $42.6 million. Also during the quarter, the Company purchased $35.0 million principal amount of its 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in an extraordinary gain of $11.7 million. These costs were partially offset by proceeds from the exercise of stock options of $5.5 million. Cash provided by financing activities during the first quarter of fiscal 2000 consisted of proceeds from the exercise of stock options of $9.3 million.

The Company's principal sources of liquidity are its existing cash reserves and available-for-sale marketable securities, cash generated from operations, and available borrowings under its $475.0 million credit facility. As of December 31, 2000, there were no borrowings outstanding under the credit facility and the Company was in compliance with all covenants thereunder. Combined cash and cash equivalents and marketable debt securities at December 31, 2000 totaled $568.4 million compared to $851.8 million at September 30, 2000. Working capital at December 31, 2000 was approximately $819 million compared to $1.3 billion at September 30, 2000. The overall working capital decrease principally reflects the Company's use of cash for the purchase of available-for-sale marketable debt securities and for the payment of a vendor advance (each of which are not included in working capital) and cash paid in connection with reducing the amounts of the Company's long-term debt.

The Company believes that its existing sources of liquidity, along with cash expected to be generated from future operations, will be sufficient to fund operations, research and development efforts, and anticipated capital expenditures and advances for the foreseeable future. However, the Company continues to evaluate acquisition opportunities to extend its technology portfolio and design expertise and to expand its product offerings. The Company's manufacturing operations are capital intensive, and the Company may need to increase its capital spending to obtain sufficient manufacturing capacity to support anticipated future revenue growth. In order to complete any such acquisitions or increased capital expenditures, the Company may seek to obtain additional borrowings or issue additional shares of its common stock. There can be no assurance that such financing will be available on terms favorable to the Company, or at all.


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

We believe that the principal competitive factors for semiconductor suppliers in our market are:

    o   time-to-market;

    o   product performance;

    o   level of integration;

    o   price and total system cost;

    o   compliance with industry standards;

    o   design and engineering capabilities;

    o   strategic relationships with customers;

    o   customer support;

    o   new product innovation; and

    o   quality.

The specific bases on which we compete vary by market. We cannot assure you that we will be able to successfully address these factors.

Many of our current and potential competitors have certain advantages over us, including:

    o   longer operating histories and presence in key markets;

    o   greater name recognition;

    o   access to larger customer bases; and

    o significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources.

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

Our operating results will depend largely on our ability to continue to introduce new and enhanced semiconductor products on a timely basis. Successful product development and introduction depends on numerous factors, including, among others:

    o our ability to anticipate customer and market requirements and changes in technology and industry standards;

    o   our ability to accurately define new products;

    o our ability to timely complete development of new products and bring our products to market on a timely basis;

    o our ability to differentiate our products from offerings of our competitors; and

    o   market acceptance of our products.

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

The demand for our products can change quickly and in ways we may not anticipate because our markets generally exhibit the following characteristics:

    o   rapid technological developments;

    o   evolving industry standards;

    o   changes in customer requirements;

    o   frequent new product introductions and enhancements; and

    o short product life cycles with declining prices over the life cycle of the product.

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

Due to the highly specialized nature of the gallium arsenide semiconductor manufacturing process, in the event of a disruption at our Newbury Park, California wafer fabrication facility, alternate gallium arsenide production capacity would not be readily available from third-party sources. Although we have a multi-year agreement with a foundry that guarantees us access to additional gallium arsenide wafer production capacity, a disruption of operations at our Newbury Park wafer fabrication facility or the interruption in the supply of epitaxial wafers used in our gallium arsenide process could have a material adverse effect on our business, financial condition and results of operations, particularly with respect to our Wireless Communications products.

Our long-term revenue growth is also dependent on our ability to secure adequate additional manufacturing capacity, including wafer production capacity. We have recently entered into agreements with outside foundries to secure additional wafer manufacturing capacity, including additional gallium arsenide wafer production capacity. In addition, we continue to explore wafer manufacturing alternatives, which may include increased use of outside foundries, entering into new or expanded business relationships with respect to wafer manufacturing or other actions related to our wafer manufacturing facilities. We cannot assure you that we will be successful in securing adequate additional manufacturing capacity. Our inability to do so could result in delays in customer shipments and the possible loss of customers.

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

We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world. Although we currently purchase wafers used in the production of our complementary metal oxide semiconductor ("CMOS") products from one major supplier, such wafers are available from several other suppliers. We are currently dependent on two suppliers for epitaxial wafers used in the gallium arsenide semiconductor manufacturing processes at our Newbury Park, California facility and we are in the process of arranging another supplier for epitaxial wafers. The number of qualified alternative suppliers for wafers is limited and the process of qualifying a new wafer supplier could require a substantial lead-time. Although we historically have not experienced any significant difficulties in obtaining an adequate supply of raw materials and components necessary for our manufacturing operations, the loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could have a material adverse effect on our business, financial condition and results of operations.

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

We have made substantial capital expenditures and installed significant production capacity to support new technologies and increased production volume. We made capital expenditures during fiscal 2000 of approximately $315 million, compared to approximately $214 million during fiscal 1999. We expect our capital expenditures for fiscal 2001 will exceed $350 million.

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

Moreover, if we consummate such transactions, they could result in:

    o   issuances of equity securities dilutive to our existing shareholders;

    o   large one-time write-offs;

    o the incurrence of substantial debt and assumption of unknown liabilities;

    o   the potential loss of key employees from the acquired company;

    o   amortization expenses related to goodwill and other intangible assets;
        and

    o   the diversion of management's attention from other business concerns.

Any of these events could have a material adverse effect on our business, financial condition and results of operations and the price of our common stock or other securities.

In fiscal 2000, we recorded charges of $215.7 million for purchased in-process research and development and amortization expenses of $160.2 million for acquisition-related intangible assets, principally related to the ten acquisitions we completed in fiscal 2000. As a result of these acquisitions, we expect to record amortization expense related to goodwill and intangible assets in excess of $320 million annually for five years.

We may have difficulty integrating companies we acquire.

We completed ten acquisitions in fiscal 2000. We evaluate acquisitions on an ongoing basis and we may make additional acquisitions in the future. Integrating acquired organizations and their products and services may be expensive, time-consuming and a strain on our resources. We could face several challenges integrating current and future acquisitions, including:

    o the difficulty of integrating acquired technology into our product offerings;

    o   the impairment of relationships with employees and customers;

    o the difficulty of coordinating and integrating overall business strategies and worldwide operations;

    o the potential disruption of our ongoing business and distraction of management;

    o   the inability to maintain brand recognition of acquired businesses;

    o   the inability to maintain corporate controls, procedures and policies;

    o the failure of acquired features, functions, products or services to achieve market acceptance; and

    o   the potential unknown liabilities associated with acquired businesses.

Our inability to address any of these challenges successfully could have a material adverse effect on our business, financial condition and results of operations.

We face a risk that capital needed for our business will not be available when we need it.

We believe that cash flows from operations, existing cash reserves and available-for-sale marketable securities, and available borrowings under our $475 million revolving credit facility will be sufficient to satisfy our future research and development, capital expenditure, working capital and other financing requirements. However, we cannot assure you that this will be the case or that we will have access to alternative sources of capital on favorable terms or at all.

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

For fiscal 2000 and the first quarter of fiscal 2001, approximately 70 percent and 64 percent, respectively, of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific and European countries. In addition, we have facilities and suppliers located outside the United States, including our assembly and test facility in Mexicali, Mexico and third-party foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

    o   currency exchange rate fluctuations;

    o   local economic and political conditions;

    o   disruptions of capital and trading markets;

    o restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);

    o   changes in legal or regulatory requirements;

    o   limitations on the repatriation of funds;

    o   difficulty in obtaining distribution and support;

    o the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements;

    o   tax laws; and

    o limitations on our ability under local laws to protect our intellectual property.

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

Our past operating performance has been impacted by adverse economic conditions in the Asia-Pacific region, which have increased the uncertainty with respect to the long-term viability of certain of our customers and suppliers in the region. Sales to customers in Japan and other countries in the Asia-Pacific region, principally Taiwan, South Korea and Hong Kong, represented approximately 57 percent and 46 percent, respectively, of our net revenues in fiscal 2000 and the first quarter of fiscal 2001.

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

Our revenues, earnings and other operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

    o changes in end-user demand for the products manufactured and sold by our customers;

    o the effects of competitive pricing pressures, including decreases in average selling prices of our products;

    o   production capacity levels and fluctuations in manufacturing yields;

    o   availability and cost of products from our suppliers;

    o   the gain or loss of significant customers;

    o our ability to develop, introduce and market new products and technologies on a timely basis;

    o   new product and technology introductions by competitors;

    o   changes in the mix of products produced and sold;

    o   market acceptance of our products and our customers' products;

    o   intellectual property disputes;

    o   seasonal customer demand;

    o the timing of receipt, reduction or cancellation of significant orders by customers; and

    o   the timing and extent of product development costs.

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

The trading price of our common stock fluctuates significantly. Since our common stock began trading publicly, the reported sale price of our common stock on the NASDAQ National Market has been as high as $132 1/2 and as low as $6 27/32 per share. This price may be influenced by many factors, including:

    o   our performance and prospects;

    o   the depth and liquidity of the market for our common stock;

    o   investor perception of Conexant and the industry in which we operate;

    o   changes in earnings estimates or buy/sell recommendations by analysts;

    o   general financial and other market conditions; and

    o   domestic and international economic conditions.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and may demand that we license their technology. Any litigation to determine the validity of claims that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling we could be required to:

    o   pay substantial damages;

    o   cease the manufacture, use or sale of infringing products;

    o   discontinue the use of infringing technology;

    o   expend significant resources to develop non-infringing technology; or

    o license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies and processes. In addition, we often incorporate the intellectual property of our customers into our designs, and we have obligations with respect to the non-use and non-disclosure of their intellectual property. In the past, we have found it necessary to engage in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We expect future litigation on similar grounds, which may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. We cannot assure you that:

    o the steps we take to prevent misappropriation or infringement of our intellectual property or the intellectual property of our customers will be successful;

    o any existing or future patents will not be challenged, invalidated or circumvented; or

    o   any of the measures described above would provide meaningful protection.

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

We have been designated as a potentially responsible party at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the semiconductor systems business of Rockwell. The site was also formerly occupied by Recticon Corporation and Allied Steel Products Corporation, each of whom has also been named as a potentially responsible party and each of whom is insolvent. We have accrued approximately $2.1 million at December 31, 2000 for the cost of groundwater remediation, including installation of a public water supply line and groundwater pump and treatment system, as well as routine groundwater sampling. In addition, we are engaged in two other remediations of groundwater contamination at our Newport Beach and Newbury Park, California facilities for which we have accrued approximately $2.5 million for the costs of remediation at December 31, 2000. Pursuant to our agreement with Rockwell, we have assumed liabilities in respect of environmental matters related to current and former operations of Conexant.

Our management team may be subject to a variety of demands for its attention.

Our management currently faces a variety of challenges, including the implementation of our ongoing expansion strategy and the integration of recently-acquired businesses. While we believe that we have sufficient management resources to execute each of these initiatives, we cannot assure you that we will have these resources or that our initiatives will be successfully implemented. Failure to implement these initiatives successfully could have a material adverse effect on our business, financial condition and results of operations.

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

We have established certain anti-takeover measures that may affect our common stock and convertible notes. Our restated certificate of incorporation, our by-laws, our rights agreement with ChaseMellon Shareholder Services, L.L.C., as rights agent, dated as of November 30, 1998, as amended, and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of Conexant in a transaction not approved by our board of directors. Our restated certificate of incorporation and by-laws include provisions such as:

    o the ability of our board of directors to issue shares of our preferred stock in one or more series without further authorization of our shareowners;

    o   a fair price provision;

    o   a prohibition on shareowner action by written consent;

    o a requirement that shareowners provide advance notice of any shareowner nominations of directors or any proposal of new business to be considered at any meeting of shareowners;

    o a requirement that a supermajority vote be obtained to remove a director for cause or to amend or repeal certain provisions of our restated certificate of incorporation or by-laws;

    o elimination of the right of shareowners to call a special meeting of shareowners; and

    o the division of our board of directors into three classes to be elected on a staggered basis, one class each year.

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

The Tax Allocation Agreement dated as of December 31, 1998 between Conexant and Rockwell provides that we will be responsible for any taxes imposed on Rockwell, Conexant or Rockwell shareowners as a result of either:

    o the failure of the spin-off from Rockwell to qualify as a tax-free reorganization within the meaning of Section 368(a)(1)(D) of the Internal Revenue Code or

    o the subsequent disqualification of the spin-off from Rockwell as a tax-free transaction to Rockwell under Section 361(c)(2) of the Internal Revenue Code,

if the failure or disqualification is attributable to certain post-spin-off actions by or in respect of Conexant (including our subsidiaries) or our shareowners, such as our acquisition by a third party at a time and in a manner that would cause such failure or disqualification.

The Tax Allocation Agreement also provides, among other things, that neither Rockwell nor Conexant is to take any action inconsistent with, nor fail to take any action required by, the request for the tax ruling or the tax ruling unless:

    o   required to do so by law;

    o   the other party has given its prior written consent; or

    o in certain circumstances, a supplemental ruling permitting such action is obtained.

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


CAUTIONARY STATEMENT

This Quarterly Report contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by the Company's and its customers' products; demand for and market acceptance of new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property; the successful separation of the Company's Internet Infrastructure and Personal Networking businesses; labor relations of the Company, its customers and suppliers; the Company's ability to attract and retain qualified personnel; and the uncertainties of litigation, as well as other risks and uncertainties including those set forth herein and those detailed from time to time in the filings of the Company with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2000, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company's marketable debt securities (consisting of corporate and government securities) principally have remaining terms of in excess of one year. Consequently, such securities are subject to interest rate risk. Marketable equity securities consist of an equity investment in a semiconductor company, initially made for the promotion of business and strategic objectives, which is subject to equity price risk.

All of the Company's marketable securities are classified as available for sale and, as of December 31, 2000, unrealized gains of $16.5 million (net of related income taxes of $10.0 million) on these securities are included in accumulated other comprehensive income. A 20% adverse change in equity prices would result in an approximate $8.0 million decrease in the fair value of the Company's marketable equity securities as of December 31, 2000.

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

The following table shows the fair values of the Company's investments and long-term debt as of December 31, 2000 (in thousands):


                                                           Carrying
                                                            Value         Fair Value
                                                           --------       ----------
Cash and equivalents..................................     $292,629        $292,629
Marketable debt securities ...........................      274,042         275,757
Marketable equity securities (including
   unrealized gains of $24.9 million).................       40,234          40,234
Long-term debt........................................      709,849         413,700



The Company transacts business in various foreign currencies, and is subject to certain foreign exchange risks, principally arising from customer accounts receivable at its Japanese subsidiary which are denominated in yen. At December 31, 2000, such receivables totaled approximately $21.1 million. The Company is also subject to foreign exchange risks relating to certain purchase commitments, principally denominated in euros. The Company has established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain of its foreign currency transaction exposures (principally to the euro and the Japanese yen). Under this program, the Company seeks to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate its overall risk of foreign transaction gains and losses. The Company does not enter into forward contracts for speculative or trading purposes.

The table below provides information about the Company's foreign currency forward exchange contracts as of December 31, 2000. The table presents the notional amounts (the U.S. dollar equivalent, based on the contract exchange rates) and the contract foreign currency exchange rates.


                                              Notional         Contract           Estimated
                                               Amount       Rate Per US$1.00     Fair Value
                                              --------      ----------------     ----------
                                                         (dollars in thousands)
Buy (Sell):
  Euro...................................     $ 11,340           1.09             $  246
  Japanese yen...........................     $ (3,919)        108.7              $  103
  French franc...........................     $    340           7.36             $   14


Based on the Company's overall currency rate exposure at December 31, 2000, a 10 percent change in currency rates would not have a significant effect on the consolidated financial position, results of operations or cash flows of the Company.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


On July 29, 1991, Shumpei Yamazaki filed suit against a Japanese subsidiary of Rockwell in the Tokyo District Court, Twenty-ninth Civil Division for patent infringement relating to Conexant's facsimile modem chipsets seeking 685 million yen (approximately $5.9 million based on the exchange rate on January 26, 2001) and court costs. In October 1998, the District Court rendered its decision dismissing the suit against Conexant, from which decision Mr. Yamazaki appealed. On April 12, 1999, Mr. Yamazaki presented his position, as well as additional causes of action at the first portion of the appellate hearing. The Tokyo High Court rejected Mr. Yamazaki's additional claims and set the calendar for appellate hearings, the last of which was scheduled for December 19, 2000, with final disposition now expected in the first calendar quarter of 2001. Conexant believes it has meritorious defenses to these claims and is vigorously defending this action.

On May 30, 1997, Klaus Holtz filed suit against Rockwell in the U.S. District Court for the Northern District of California for patent infringement relating to Conexant's modem products utilizing the V.42bis standard for data compression. On September 30, 1998, the Court barred any alleged damages arising before May 30, 1997. On December 17, 1998, the Court issued an order construing the claims of the patent. Conexant filed a motion for Summary Judgment of Non-Infringement on February 22, 1999. A hearing was held thereon on June 14, 1999. On October 25, 1999, the Court found in favor of Conexant and the case was dismissed. On July 10, 2000, the District Court granted Conexant's motion to declare the case an exceptional case under 35 U.S.C. 285, and awarded Conexant $250,000. Holtz filed a notice of appeal to the court of appeals for the Federal Circuit, challenging the District Court's findings on claim construction, non-infringement and laches. Conexant began collection efforts on the approximately $275,000 owed to Conexant by Holtz as a result of the litigation so far. On August 22, 2000, Holtz filed for bankruptcy protection under Chapter 7 of the bankruptcy laws in the State of California. The Federal Circuit appeals were placed under the control of the trustee in bankruptcy, and were stayed pending resolution of the bankruptcy. Conexant has reached an agreement with the bankruptcy trustee, wherein Holtz' appeals against Conexant will be dismissed and Conexant will receive a license under Holtz' patents. This agreement is subject to approval of the Bankruptcy Court.

Various other lawsuits, claims and proceedings have been or may be instituted or asserted against Rockwell or Conexant or their respective subsidiaries, including those pertaining to product liability, intellectual property, environmental, safety and health, and employment matters. In connection with the Company's spin-off from Rockwell, Conexant assumed responsibility for all then current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



(a) Exhibits:


10.1 Employment Agreement dated December 15, 1998 between the Company and B.S. Iyer, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

10.2 Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10.1 hereto entered into by the Company with M.M. Beguwala, J.S. Blouin, L.C. Brewster, T.L. Ellis, R.Y. Halim, D.E. O'Reilly, A. Rangan, F.M. Rhodes, J.P. Spoto, T.A. Stites and K.V. Strong.

12      Statement re: Computation of Ratios



(b) Reports on Form 8-K

Report on Form 8-K dated October 3, 2000, reporting the completion of the Company's acquisition of NetPlane Systems, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONEXANT SYSTEMS, INC.
                                    (Registrant)



Date: January 29, 2001              By /s/  Balakrishnan S. Iyer
                                       ----------------------------------------
                                       Balakrishnan S. Iyer
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (principal financial officer)



Date: January 29, 2001              By /s/   Steven M. Thomson
                                       ----------------------------------------
                                       Steven M. Thomson
                                       Vice President and Controller
                                       (principal accounting officer)

                                  EXHIBIT INDEX



10.2 Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10.1 hereto entered into by the Company with M.M. Beguwala, J.S. Blouin, L.C. Brewster, T.L. Ellis, R.Y. Halim, D.E. O'Reilly, A. Rangan, F.M. Rhodes, J.P. Spoto, T.A. Stites and K.V. Strong.

12      Statement re: Computation of Ratios