Form 10-Q
period 2001-03-31
CONEXANT SYSTEMS INC
filed 2001-05-08
CIK 1069353

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

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001*

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

Registrant's number of shares of common stock outstanding as of April 27, 2001 was 247,085,255.

------------
* For presentation purposes of this Form 10-Q, references made to the March 31, 2001 period relate to the actual fiscal second quarter ended March 30, 2001.

================================================================================

                             CONEXANT SYSTEMS, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

        Consolidated Condensed Balance Sheets - March 31, 2001 and
          September 30, 2000                                                  3

        Consolidated Condensed Statements of Operations - Three Months
          and Six Months Ended March 31, 2001 and 2000                        4

        Consolidated Condensed Statements of Cash Flows - Six Months
          Ended March 31, 2001 and 2000                                       5

        Notes to Consolidated Condensed Financial Statements                  6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                11

Item 3. Quantitative and Qualitative Disclosures About Market Risk           32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    34

Item 4. Submission of Matters to a Vote of Security Holders                  35

Item 6. Exhibits and Reports on Form 8-K                                     36

        Signatures                                                           37

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CONEXANT SYSTEMS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (unaudited, in thousands, except per share amounts)

                                                                  March 31,          September 30,
                                                                    2001                 2000
                                                                 -----------         ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents .............................        $   124,144         $   831,100
  Short-term investments ................................            314,365              17,397
  Receivables, net of allowances of $19,743 and $6,949 at
     March 31, 2001 and September 30, 2000, respectively             249,135             422,650
  Inventories ...........................................            253,657             341,002
  Deferred income taxes .................................            110,306              95,260
  Other current assets ..................................             73,778              66,733
                                                                 -----------         -----------
          Total current assets ..........................          1,125,385           1,774,142

Marketable securities ...................................                 --              95,876
Property, plant and equipment, net ......................            852,087             828,511
Goodwill and intangible assets, net .....................          1,355,089           1,507,326
Other assets ............................................            283,990             209,056
Deferred income taxes ...................................            151,064               1,286
                                                                 -----------         -----------
          Total assets ..................................        $ 3,767,615         $ 4,416,197
                                                                 ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ......................................        $   123,204         $   233,865
  Deferred revenue ......................................             29,357              37,586
  Accrued compensation and benefits .....................             56,852              88,399
  Other current liabilities .............................             98,060              95,158
                                                                 -----------         -----------
          Total current liabilities .....................            307,473             455,008

Convertible subordinated notes ..........................            709,849             999,997
Other long-term liabilities .............................             55,446              54,433
                                                                 -----------         -----------
          Total liabilities .............................          1,072,768           1,509,438
                                                                 -----------         -----------

Commitments and contingencies ...........................                 --                  --

Shareholders' equity:
  Preferred and junior preferred stock ..................                 --                  --
  Common stock ($1.00 par value, 1,000,000 shares
     authorized; 245,024 and 231,164 shares issued at
     March 31, 2001 and September 30, 2000, respectively)            245,024             231,164
  Additional paid-in capital ............................          3,050,643           2,775,115
  Accumulated deficit ...................................           (582,462)           (120,875)
  Accumulated other comprehensive income (loss) .........             (1,181)             47,295
  Treasury stock, at cost (39 and 30 shares at March 31,
     2001 and September 30, 2000, respectively) .........             (1,791)             (1,619)
  Unearned compensation .................................            (15,386)            (24,321)
                                                                 -----------         -----------
          Total shareholders' equity ....................          2,694,847           2,906,759
                                                                 -----------         -----------
          Total liabilities and shareholders' equity ....        $ 3,767,615         $ 4,416,197
                                                                 ===========         ===========

     See accompanying notes to consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)

                                                       Three Months Ended             Six Months Ended
                                                            March 31,                     March 31,
                                                    ------------------------      --------------------------
                                                      2001           2000           2001             2000
                                                    ---------      ---------      ---------      -----------
Net revenues ..................................     $ 251,003      $ 501,728      $ 661,364      $ 1,011,691
Cost of goods sold ............................       334,168        269,459        630,771          546,905
                                                    ---------      ---------      ---------      -----------
Gross margin ..................................       (83,165)       232,269         30,593          464,786

Operating expenses:
  Research and development ....................       128,879        100,095        247,417          188,572
  Selling, general and administrative .........        89,741         66,024        170,117          134,192
  Amortization of intangible assets ...........        84,040         25,337        166,344           27,742
  Restructuring charge ........................         7,578             --          7,578               --
  Separation costs ............................         4,270             --         12,197               --
  Purchased in-process research and development            --        145,900             --          145,900
                                                    ---------      ---------      ---------      -----------
          Total operating expenses ............       314,508        337,356        603,653          496,406
                                                    ---------      ---------      ---------      -----------
Operating loss ................................      (397,673)      (105,087)      (573,060)         (31,620)
Debt conversion costs .........................            --             --        (42,584)              --
Other income (expense), net ...................        (1,021)           932         (5,377)           1,510
                                                    ---------      ---------      ---------      -----------

Loss before income taxes ......................      (398,694)      (104,155)      (621,021)         (30,110)

Provision (benefit) for income taxes ..........      (136,683)        28,187       (152,150)          50,401
                                                    ---------      ---------      ---------      -----------

Loss before extraordinary item ................      (262,011)      (132,342)      (468,871)         (80,511)

Extraordinary gain on extinguishment of debt,
   net of income taxes of $4,426 ..............            --             --          7,284               --
                                                    ---------      ---------      ---------      -----------
Net loss ......................................     $(262,011)     $(132,342)     $(461,587)     $   (80,511)
                                                    =========      =========      =========      ===========

Loss per share, basic and diluted:
      Loss before extraordinary item ..........     $   (1.08)     $   (0.64)     $   (1.96)     $     (0.40)
      Extraordinary item ......................            --             --           0.04               --
                                                    ---------      ---------      ---------      -----------
      Net loss ................................     $   (1.08)     $   (0.64)     $   (1.92)     $     (0.40)
                                                    =========      =========      =========      ===========
Number of shares used in per share computation        243,515        205,207        239,813          200,962
                                                    =========      =========      =========      ===========

     See accompanying notes to consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                              Six Months Ended
                                                                  March 31,
                                                          ------------------------
                                                            2001           2000
                                                          ---------      ---------
Cash flows from operating activities:
Net loss ............................................     $(461,587)     $ (80,511)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation ....................................        98,250         92,413
    Amortization of intangible assets ...............       166,344         27,742
    Purchased in-process research and development ...            --        145,900
    Provision for losses on accounts receivable .....        12,913          1,197
    Provision for inventory write-down ..............       206,050           (471)
    Deferred income taxes ...........................      (149,482)          (253)
    Stock compensation ..............................         6,791            914
    Debt conversion costs ...........................        42,584             --
    Extraordinary gain--extinguishment of debt ......       (11,710)            --
    Other non-cash charges ..........................         7,951          2,377
  Changes in assets and liabilities:
    Receivables .....................................       160,602        (54,639)
    Inventories .....................................      (118,705)       (35,384)
    Accounts payable ................................      (103,876)       (65,038)
    Accrued expenses and other current liabilities ..       (15,937)        68,270
    Other ...........................................       (18,685)         1,773
                                                          ---------      ---------
  Net cash provided by (used in) operating activities      (178,497)       104,290
                                                          ---------      ---------

Cash flows from investing activities:
Net purchases of marketable securities ..............      (253,658)            --
Capital expenditures ................................      (118,833)      (160,874)
Investments in and advances to businesses ...........       (89,090)      (112,196)
Acquisitions of businesses, net of cash acquired ....       (12,512)        (6,771)
                                                          ---------      ---------
  Net cash used in investing activities .............      (474,093)      (279,841)
                                                          ---------      ---------

Cash flows from financing activities:
Issuance of 4% convertible subordinated notes .......            --        631,300
Proceeds from exercise of stock options .............        10,618         76,627
Payment of debt conversion costs ....................       (42,584)            --
Repurchase of convertible subordinated notes ........       (22,400)            --
                                                          ---------      ---------
  Net cash provided by (used in) financing activities       (54,366)       707,927
                                                          ---------      ---------

Net increase (decrease) in cash and cash equivalents       (706,956)       532,376

Cash and cash equivalents at beginning of period ....       831,100        398,516
                                                          ---------      ---------
Cash and cash equivalents at end of period ..........     $ 124,144      $ 930,892
                                                          =========      =========

     See accompanying notes to consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Conexant Systems, Inc. ("Conexant" or the "Company") is a leader in semiconductor system solutions for communications applications. Conexant leverages its expertise in mixed-signal processing to deliver integrated systems and semiconductor products which facilitate communications worldwide through wireline voice and data communications networks, cordless and cellular wireless telephony systems, personal imaging devices and equipment, and emerging cable and wireless broadband communications networks. The Company operates in two business segments: the Personal Networking business and Mindspeed Technologies(TM), the Company's Internet infrastructure business.

On March 26, 2001, the Company announced that its Board of Directors had approved in principle a revised plan for the separation of Mindspeed Technologies and the Personal Networking business. The separation will be accomplished by the spin-off of the Personal Networking business to Conexant shareholders as a new company which will retain the Conexant name. The separation is subject to the approval of the Company's shareholders and receipt of a ruling from the Internal Revenue Service that the spin-off will qualify as a tax-free distribution. There can be no assurance that the shareholder approval or the IRS ruling will be obtained, or that the separation will be successfully completed.

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the fiscal 2001 restructuring charge, separation costs, debt conversion costs, and extraordinary gain on extinguishment of debt and the fiscal 2000 write-off of purchased in-process research and development, necessary to present fairly the Company's financial position, results of operations, and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Fiscal Periods

For presentation purposes, references made to the periods ended March 31, 2001 relate to the actual fiscal 2001 second quarter and six months ended March 30, 2001.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will be required to adopt SAB 101 no later than the fourth quarter of fiscal 2001. Management believes that the adoption of SAB 101 will not have a significant effect on the Company's financial position or results of operations.

                             CONEXANT SYSTEMS, INC.

                                   (unaudited)

2.  INVENTORIES

Inventories consisted of the following (in thousands):

                                              March 31,   September 30,
                                                2001           2000
                                              --------    -------------
Raw materials ...........................     $ 28,089       $ 38,866
Work-in-process .........................      132,232        209,871
Finished goods ..........................       93,336         92,265
                                              --------       --------
                                              $253,657       $341,002
                                              ========       ========

Cost of goods sold for the second quarter and first six months of fiscal 2001 includes provisions for excess and obsolete inventories of $148.6 million and $206.1 million, respectively.

3.  MARKETABLE SECURITIES

Marketable securities include commercial paper, corporate bonds, government securities and equity securities. The Company enters into certain equity investments for the promotion of business and strategic objectives. The marketable portion of these strategic investments is classified as marketable securities; non-marketable equity and other investments are included in other assets. All of the Company's marketable securities are classified as available-for-sale and are recorded on the consolidated condensed balance sheets at fair value, based upon quoted market prices. As of March 31, 2001, unrealized gains of $15.3 million (net of related income taxes of $9.3 million) on these securities are included in accumulated other comprehensive income. Available-for-sale marketable securities having a fair value of $314.4 million are classified as short-term investments in the consolidated balance sheet at March 31, 2001 as the Company intends to sell these securities as necessary to meet its liquidity requirements.

Available-for-sale marketable securities consisted of the following (in thousands):

                                            Gross          Gross
                                          Unrealized     Unrealized
                              Amortized    Holding        Holding        Fair
                                Cost         Gains         Losses        Value
                              --------     --------      ----------     --------
As of March 31, 2001:
U.S. government agencies      $ 39,915     $    243      $      (5)     $ 40,153
Foreign governments .....        6,066          135             --         6,201
Corporate debt securities      228,433        2,928            (33)      231,328
Equity securities .......       15,374       21,309             --        36,683
                              --------     --------      ---------      --------
                              $289,788     $ 24,615      $     (38)     $314,365
                              ========     ========      =========      ========

As of September 30, 2000:
U.S. government agencies      $ 14,795     $      1      $     (60)     $ 14,736
Corporate debt securities        5,961            2             (7)        5,956
Equity securities .......       15,374       77,207             --        92,581
                              --------     --------      ---------      --------
                              $ 36,130     $ 77,210      $     (67)     $113,273
                              ========     ========      =========      ========

The amortized cost and estimated fair value of debt securities at March 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                  Amortized       Fair
                                                     Cost        Value
                                                   --------     ---------
                                                      (in thousands)
Due within one year ..........................     $ 81,279     $ 81,982
Due after one year through five years.........      178,857      181,200
Due after five years through ten years........        8,507        8,655
Due after ten years ..........................        5,771        5,845
                                                   --------     --------
                                                   $274,414     $277,682
                                                   ========     ========

                             CONEXANT SYSTEMS, INC.

                                   (unaudited)


4.  CONVERTIBLE SUBORDINATED NOTES

During the first six months of fiscal 2001, approximately $255.1 million principal amount of the Company's 4-1/4% Convertible Subordinated Notes due 2006 were converted into approximately 11.0 million shares of common stock at a cost to the Company of $42.6 million. In addition, the Company purchased $35.0 million principal amount of its 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in an extraordinary gain of $7.3 million (net of income taxes of $4.4 million).

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

The Company has been designated as a potentially responsible party ("PRP") at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. In addition, the Company is engaged in remediations of groundwater contamination at its Newport Beach and Newbury Park, California facilities. Management currently estimates the aggregate remaining costs for these remediations to be approximately $4.4 million, which has been accrued.

6.  COMPREHENSIVE LOSS

Comprehensive loss for the three months and six months ended March 31, 2001 and 2000 is as follows (in thousands):

                                                  Three months ended             Six months ended
                                                       March 31,                     March 31,
                                               ------------------------      ------------------------
                                                  2001          2000           2001            2000
                                               ---------      ---------      ---------      ---------
Net loss .................................     $(262,011)     $(132,342)     $(461,587)     $ (80,511)

Other comprehensive income (loss):
  Foreign currency translation adjustments        (8,097)        (1,920)       (16,369)           287
  Change in unrealized gains on
    available-for-sale securities ........        (1,998)        84,545        (52,566)       128,401
  Change in unrealized gains on
    foreign currency forward contracts ...           220             --            291             --
  Effect of income taxes .................           756        (32,286)        20,168        (49,030)
                                               ---------      ---------      ---------      ---------
    Other comprehensive income (loss) ....        (9,119)        50,339        (48,476)        79,658
                                               ---------      ---------      ---------      ---------
    Comprehensive loss ...................     $(271,130)     $ (82,003)     $(510,063)     $    (853)
                                               =========      =========      =========      =========

                             CONEXANT SYSTEMS, INC.

                                   (unaudited)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                           March 31,   September 30,
                                                             2001          2000
                                                           --------    ------------
Unrealized gains on marketable securities, net of tax      $ 15,287      $ 47,685
Unrealized gains on foreign currency forward contracts          291            --
Foreign currency translation adjustments .............      (16,759)         (390)
                                                           --------      --------
    Accumulated other comprehensive income (loss) ....     $ (1,181)     $ 47,295
                                                           ========      ========

7.  LOSS PER SHARE

Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share does not include the effect of stock options or other common stock equivalents or assume conversion of the Company's convertible subordinated notes, as their effect would be antidilutive for the periods presented. The weighted-average numbers of shares listed below were antidilutive and were excluded from the computation of diluted loss per share (in thousands):

                                                   Three months ended    Six months ended
                                                        March 31,            March 31,
                                                   ------------------    ----------------
                                                     2001      2000       2001      2000
                                                    -----     ------     -----     ------
Stock options (under the treasury stock method)     6,927     18,719     9,679     17,994
4-1/4% Convertible Subordinated Notes due 2006      4,106     15,153     7,165     15,153
4% Convertible Subordinated Notes due 2007 ....     5,694      3,678     5,800      1,839
Restricted stock and other ....................     3,480        565     3,405        440

8.  RESTRUCTURING CHARGE

During the second quarter of fiscal 2001, the Company announced a number of cost reduction initiatives to align its cost structure with the current business environment. The cost reduction initiatives include workforce reductions, temporary shutdowns of the Company's manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities, and salary reductions of 10% for the senior management team until the Company returns to profitability. When complete, the Company's worldwide workforce will be reduced by approximately 1,500 full-time employees and an additional 100 contractors, for a total workforce reduction of almost 20 percent.

As part of its cost reduction initiatives, during the second quarter of fiscal 2001 the Company implemented a 700-employee workforce reduction through involuntary severance programs and a consolidation of certain facilities. As a result of these actions, during the quarter ended March 31, 2001 the Company recorded a restructuring charge of $7.6 million. The charge was based upon estimates of the cost of severance benefits for affected employees and lease cancellation and related costs. The actions reduced the Company's workforce in both the Personal Networking and Mindspeed Technologies segments, including approximately 500 employees in the Company's manufacturing operations. Activity and liability balances related to the restructuring actions through March 31, 2001 are as follows (in thousands):

                                                       Facility
                                         Workforce      closing
                                         reductions    and other     Total
                                         ----------    ---------    --------
Charged to costs and expenses...........  $ 6,778        $800       $ 7,578
Cash payments...........................   (1,354)         --        (1,354)
                                          -------        ----       -------
Restructuring balance, March 31, 2001...  $ 5,424        $800       $ 6,224
                                          =======        ====       =======

All of the amounts accrued for these actions are expected to be paid within one year. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operations, and are not expected to significantly impact the Company's liquidity.

                             CONEXANT SYSTEMS, INC.

                                   (unaudited)


9.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest, net of amounts capitalized, was $20.7 million and $5.7 million for the six months ended March 31, 2001 and 2000, respectively. Cash paid for income taxes for the six months ended March 31, 2001 and 2000 was $2.5 million and $15.8 million, respectively.

Significant noncash transactions during the six months ended March 31, 2001 and 2000 include income tax benefits of approximately $6.7 million and $160.8 million, respectively, resulting from employee stock transactions which were credited to additional paid-in capital.

10.  SEGMENT INFORMATION

The Company operates in two reportable segments: the Personal Networking business and Mindspeed Technologies, the Company's Internet infrastructure business. The Company evaluates segment performance based on segment operating income (loss) excluding amortization of intangible assets and special charges. Special charges excluded from segment operating income (loss) for the three months and six months ended March 31, 2001 include the restructuring charge, separation costs incurred in connection with the proposed separation of the Mindspeed Technologies and Personal Networking businesses and stock compensation costs, representing the amortization of the value of unvested in-the-money stock options assumed by Conexant in connection with certain fiscal 2000 business acquisitions. The table below presents information about reported segments for the three months and six months ended March 31 (in thousands):

                                                     Three months ended              Six months ended
                                                         March 31,                      March 31,
                                                  ------------------------      --------------------------
                                                    2001           2000           2001            2000
                                                  ---------      ---------      ---------      -----------
Net revenues:
Personal Networking .........................     $ 169,718      $ 376,504      $ 414,174      $   767,920
Mindspeed Technologies ......................        81,285        125,224        247,190          243,771
                                                  ---------      ---------      ---------      -----------
  Segment totals ............................     $ 251,003      $ 501,728      $ 661,364      $ 1,011,691
                                                  =========      =========      =========      ===========

Operating income (loss):
Personal Networking .........................     $(213,090)     $  45,747      $(319,442)     $   105,258
Mindspeed Technologies ......................       (86,476)        20,403        (62,793)          36,764
                                                  ---------      ---------      ---------      -----------

  Segment totals ............................      (299,566)        66,150       (382,235)         142,022

Amortization of intangible assets ...........        84,040         25,337        166,344           27,742
Purchased in-process research and development            --        145,900             --          145,900
Restructuring charge ........................         7,578             --          7,578               --
Separation costs ............................         4,270             --         12,197               --
Stock compensation ..........................         2,219             --          4,706               --
                                                  ---------      ---------      ---------      -----------
  Operating loss ............................     $(397,673)     $(105,087)     $(573,060)     $   (31,620)
                                                  =========      =========      =========      ===========

11.  SUBSEQUENT EVENT

As a result of its recent operating losses, the Company was not in compliance with certain covenants under its $475 million credit facility which required it to meet certain financial ratios tied to its consolidated EBITDA. Following a period of negotiations between the Company and the lenders under the credit facility, the parties terminated the credit facility effective as of May 8, 2001. The Company has had no borrowings outstanding under the credit facility since June 1999.

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

OVERVIEW

Conexant is a leader in semiconductor system solutions for communications applications. Conexant leverages its expertise in mixed-signal processing to deliver integrated systems and semiconductor products which facilitate communications worldwide through wireline voice and data communications networks, cordless and cellular wireless telephony systems, personal imaging devices and equipment, and emerging cable and wireless broadband communications networks. The Company operates in two business segments: the Personal Networking business and Mindspeed Technologies(TM), the Company's Internet infrastructure business.

The Personal Networking business designs, develops and sells semiconductor products and system solutions in four general communications applications markets--Personal Computing, Personal Imaging, Digital Infotainment and Wireless Communications. Personal Computing products include telephony-based communications solutions for personal computing terminals and other communication devices such as gaming consoles, web browsers and handheld devices. Personal Imaging products consist of semiconductor and software products that enable image capture, processing and output for fax machines, printers and digital still and video cameras. Digital Infotainment products include semiconductor solutions that perform communication and media processing functions within a variety of information and entertainment platforms. Wireless Communications products are comprised of components, subsystems and system-level semiconductor solutions for wireless voice and data communication applications, including digital cellular handsets and base stations, cordless telephones and global positioning system ("GPS") receivers.

Mindspeed Technologies designs, develops and sells semiconductor products and system solutions for key communications infrastructure equipment markets including broadband access, multi-service access and wide area network ("WAN") transport. Mindspeed Technologies' broad product portfolio allows it to provide network infrastructure original equipment manufacturers ("OEMs") with system-level semiconductor solutions including multi-service access and high-speed digital subscriber line ("DSL") products used in a variety of network access platforms such as remote access concentrators, voice gateways, digital loop carriers, DSL access multiplexers and integrated access devices. Mindspeed Technologies also provides network infrastructure OEMs with an extensive family of communication solutions that support the aggregation, transmission and switching of data, video and voice from the edge of the network to the optical backbone, including T/E carrier, asynchronous transfer mode ("ATM") and synchronous optical networking ("SONET")/synchronous digital hierarchy ("SDH") products and network processors. These products are used in a variety of network equipment including high-speed routers, ATM switches, optical switches, add-drop multiplexers and digital cross-connect systems.

The Company markets and sells its semiconductor products and system solutions directly to leading OEMs of communication electronics products and third-party electronic manufacturing service providers, and indirectly through electronic components distributors. Although no customer accounted for more than 10% of net revenues for the first six months of fiscal 2001, the Company's top 20 customers accounted for 60% of net revenues for the period. Revenues derived from customers located in the Americas, Europe, Japan, and the Asia-Pacific region were 37%, 14%, 6% and 43%, respectively, of the Company's net revenues for the first six months of fiscal 2001.

RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

During the first six months of fiscal 2001, the Company--like many of its customers and competitors--has been adversely impacted by a broad slow-down affecting the technology sector, including most of the communications electronics end-markets which the Company's products address. Personal Networking net revenues for the fiscal

2001 periods reflect continued deterioration in the digital cellular handset market resulting from lower subsidies of new digital cellular handsets by service providers and a slower transition to next-generation phones. Sales of broadband solutions were affected by slower than anticipated deployment of broadband services by system providers. Finally, weak consumer demand for PCs and related peripheral devices, fax machines, and satellite set-top boxes led to lower sales of the Company's products for these applications. Net revenues in the Mindspeed Technologies business were affected by slowing investment in communications network capacity expansion by Internet service providers ("ISPs"), competitive local exchange carriers ("CLECs") and incumbent local exchange and inter-exchange carriers. In most cases, the effect of weakened end-customer demand was compounded by higher than normal levels of equipment and component inventories among the Company's OEM, subcontractor and distributor customers. The Company believes that these and other factors will continue to adversely affect its revenues in the near term.

The overall slow-down in the communications electronics markets has also impacted the Company's gross margins and operating income. The Company's cost of goods sold for the fiscal 2001 periods has been adversely affected by the underutilization of its manufacturing capacity. Cost of goods sold for the fiscal 2001 periods also reflects $206.1 million of inventory reserves across the Company's product portfolio resulting from the sharply reduced end-customer demand for digital cellular handsets, set-top boxes, PC peripherals and Internet infrastructure equipment. In addition, during the first six months of fiscal 2001, the Company recorded $12.9 million of additional provisions for uncollectible accounts receivable from certain slow-paying customers. The Company believes the underutilization of its manufacturing capacity, changes in its revenue mix, and other factors will continue to adversely affect its gross margins and operating income in the near term.

Expense Reduction and Restructuring Initiatives

In March 2001, the Company announced a number of expense reduction initiatives and a comprehensive business reassessment focused on leveraging its core capabilities and aligning resources with its highest-growth, highest-margin market opportunities. The expense reduction initiatives include workforce reductions, temporary shutdowns of the Company's manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities, and salary reductions of 10% for the senior management team until the Company returns to profitability.

The workforce reduction, which began in the second quarter of fiscal 2001, is expected to be completed by September 2001. When complete, the Company's worldwide workforce will be reduced by approximately 1,500 full-time employees and an additional 100 contractors, for a total workforce reduction of almost 20 percent. During the second quarter of fiscal 2001, the Company's workforce was reduced by nearly 700 employees. In April 2001, the Company idled its wafer fabrication facilities in Newport Beach and Newbury Park, California and its assembly and test facilities in Mexicali, Mexico for a two-week period. The three plants may be idled for a similar period during the Company's fourth fiscal quarter.

The Company is also conducting a comprehensive reassessment of its operations to focus investment and resources in the areas that best support the Company's strategic growth drivers--the Internet infrastructure, mobile communications and broadband access markets. As a result of this process, the Company is currently exploring strategic alternatives for its digital imaging business, which includes complementary metal-oxide semiconductor ("CMOS") image sensors and digital camera processors, and intends to enter into discussions with potential investors and buyers. The Company also intends to exit its board-level sub-assembly business and is currently examining the best alternative for removing its El Paso, Texas module assembly plant from its portfolio. Both of these actions are targeted for completion by September 30, 2001. However, there can be no assurance the Company will be successful in these efforts.

In connection with its expense reduction initiatives, the Company recorded a restructuring charge of $7.6 million in the second quarter of fiscal 2001 related to the workforce reduction and the consolidation of certain facilities. The Company's continuing business reassessment and expense reduction initiatives may require further charges for exit costs associated with its digital imaging business and its board-level sub-assembly business, or other actions.

Separation of Personal Networking and Mindspeed Technologies Businesses

On March 26, 2001, the Company announced that its Board of Directors had approved in principle a revised plan for the separation of Mindspeed Technologies and the Personal Networking business. The separation will be accomplished by the spin-off of the Personal Networking business to Conexant shareholders as a new company which will retain the Conexant name. The separation is subject to the approval of the Company's shareholders and receipt of a ruling from the Internal Revenue Service that the spin-off will qualify as a tax-free distribution. There can be no assurance that the shareholder approval or the IRS ruling will be obtained, or that the separation will be successfully completed.

NET REVENUES

The following table summarizes the Company's net revenues by business segment:

                                  Three months ended March 31,        Six months ended March 31,
                                 ------------------------------    ---------------------------------
                                   2001      Change      2000       2001        Change       2000
                                 --------    ------    --------    --------     ------    ----------
                                                          (in thousands)
Net revenues:
Personal Networking...........   $169,718     (55)%    $376,504    $414,174     (46)%     $  767,920
Mindspeed Technologies........     81,285     (35)%     125,224     247,190       1%         243,771
                                 --------              --------    --------               ----------
                                 $251,003     (50)%    $501,728    $661,364     (35)%     $1,011,691
                                 ========              ========    ========               ==========

As a percentage of Conexant's
  total net revenues:
Personal Networking...........         68%                   75%         63%                      76%
Mindspeed Technologies........         32%                   25%         37%                      24%

Personal Networking

The following table summarizes the net revenues of the Personal Networking segment by product category:

                                  Three months ended March 31,       Six months ended March 31,
                                 ------------------------------    -------------------------------
                                   2001      Change      2000        2001      Change       2000
                                 --------    ------    --------    --------    ------     --------
                                                          (in thousands)
Net revenues:
Personal Computing............   $ 67,012     (63)%    $179,290    $142,127     (62)%     $369,386
Personal Imaging..............     11,200     (60)%      28,116      35,919     (39)%       59,292
Digital Infotainment..........     35,185     (52)%      73,140      95,970     (32)%      140,266
Wireless Communications.......     56,321     (41)%      95,958     140,158     (30)%      198,976
                                 --------              --------    --------               --------
                                 $169,718     (55)%    $376,504    $414,174     (46)%     $767,920
                                 ========              ========    ========               ========

As a percentage of Conexant's
  total net revenues:
Personal Computing............        27%                    36%         22%                    36%
Personal Imaging..............         5%                     5%          5%                     6%
Digital Infotainment..........        14%                    15%         15%                    14%
Wireless Communications.......        22%                    19%         21%                    20%
                                 -------               --------    --------               --------
                                      68%                    75%         63%                    76%
                                 =======               ========    ========               ========

Personal Computing product revenues reflect a decline in unit shipments of dial-up modem solutions resulting from the extremely weak consumer/end-user demand for PCs and related peripheral devices, and the excess channel inventory build-up by PC OEMs. Revenues from embedded modem solutions also decreased due to weak consumer demand during the period.

Personal Imaging product revenues principally reflect lower unit shipments of semiconductor products for fax modem applications resulting from a significant slowdown in consumer demand in the United States and Europe, as well as excess channel inventory build-ups by OEMs.

Digital Infotainment product revenues declined due to lower demand for media processing products, including video encoders and decoders, as a result of the overall weakness in demand for consumer PCs, and reduced demand for legacy low-speed modems used in satellite set-top box applications. Net revenues from the strategic broadband communications portfolio, including cable modems and satellite set-top box tuners and demodulators were similarly affected by lower consumer demand and high levels of component inventories at OEMs.

Wireless Communications product revenues reflect an overall softer global demand for digital cellular handsets. Net revenues from digital cellular components, subsystems, and system-level products, primarily for code division multiple access ("CDMA") applications, declined as a result of lower subsidies of new digital cellular handsets by service providers and a slower transition to next-generation phones. The Company also experienced lower sales volume from 900MHz digital cordless telephone chipsets.

Mindspeed Technologies

Net revenues for Mindspeed Technologies for the second quarter of fiscal 2001 reflect the sharply lower end-user demand for networking equipment which has affected Mindspeed Technologies, its customers, and its competitors. ISPs and CLECs have dramatically reduced their investment in network capacity expansion as their business models fail to generate sufficient cash flow. Incumbent local exchange carriers and inter-exchange carriers have also reduced their capital spending. Demand has been further affected by higher-than-normal levels of equipment and component inventories among many OEM, subcontractor, and distributor customers. As a result, Mindspeed Technologies has experienced a steep decline in revenues from its AnyPort(TM) family of multi-service access processors and, to a lesser extent, its high-speed DSL products. The declines were partially offset by increased sales of optical networking, ATM, network processor and T/E carrier products used in network infrastructure equipment for metropolitan and optical backbone networks. For the first six months of fiscal 2001, Mindspeed Technologies net revenues increased slightly compared to the prior year period as strong first quarter sales of optical networking, ATM, network processor and T/E carrier products offset the decline in sales of multi-service access processors.

GROSS MARGIN

                                   Three months ended March 31,          Six months ended March 31,
                                  ------------------------------      -------------------------------
                                    2001     Change       2000          2001      Change       2000
                                  --------   ------     --------      -------     ------     --------
                                                            (in thousands)
Gross margin....................  $(83,165)   (136)%    $232,269      $30,593      (93)%     $464,786
Percent of net revenues.......        nm                      46%           5%                     46%

-----------
nm = not meaningful

Cost of goods sold consists predominantly of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs, warranties and sustaining engineering expenses pertaining to products sold. Gross margins for the fiscal 2001 periods reflect the impact of lower revenues on a base of relatively fixed manufacturing support costs. Gross margins for the second quarter and first six months of fiscal 2001 also reflect additional inventory reserves of approximately $148.6 million and $206.1 million, respectively. The inventory reserves resulted from the sharply reduced end-customer demand for digital cellular handsets, set-top boxes, PC peripherals and Internet infrastructure equipment. The Company anticipates that its gross margins in the near term will continue to be adversely affected by underutilization of its manufacturing facilities, lower quarterly revenues, and other factors. The Company may also be affected by higher energy costs resulting from the electrical power shortages currently affecting the state of California.

RESEARCH AND DEVELOPMENT

                                  Three months ended March 31,          Six months ended March 31,
                                 ------------------------------      -------------------------------
                                   2001      Change      2000         2001       Change       2000
                                 --------    ------    --------      --------    ------     --------
                                                          (in thousands)
Research and development......   $128,879      29%     $100,095      $247,417      31%      $188,572
Percent of net revenues.......         51%                   20%           37%                    19%

The Company continues to focus its research and development ("R&D") investment principally in the areas of Internet infrastructure, mobile communications and broadband access. The increase in R&D expenses primarily reflects higher headcount and personnel-related costs of the Company's expanded development efforts and the accelerated launch of new products. As a result of the acquisition of ten businesses and its recruiting programs, the Company increased its engineering team by more than 340 engineers since March 2000.

SELLING, GENERAL AND ADMINISTRATIVE

                                      Three months ended March 31,            Six months ended March 31,
                                    --------------------------------      ---------------------------------
                                      2001        Change       2000          2001        Change       2000
                                    -------      ------      -------      --------      ------     --------
                                                                  (in thousands)
Selling, general and
  administrative..............      $89,741        36%       $66,024      $170,117        27%      $134,192
Percent of net revenues.......           36%                      13%           26%                      13%

The increase in selling, general and administrative ("SG&A") expenses for the first six months of fiscal 2001 compared to the comparable fiscal 2000 period primarily reflects the addition of the selling, marketing and administrative teams of the businesses acquired in fiscal 2000 and the expansion of the Company's sales and marketing organizations, including an increase in the worldwide sales force to over 330 personnel to support anticipated future sales growth. The increase also reflects the continued development of corporate infrastructure, including the Company's information systems, human resources and finance teams, partially in support of the planned separation of the Mindspeed Technologies and Personal Networking businesses. SG&A expenses for the second quarter and first six months of fiscal 2001 also reflect provisions of approximately $9.7 million and $12.9 million, respectively, for uncollectible accounts receivable from certain slow-paying customers. The Company expects SG&A expenses, excluding provisions for uncollectible accounts receivable, for the second half of fiscal 2001 to decrease from current levels as a result of its recently-implemented cost-reduction initiatives

AMORTIZATION OF INTANGIBLE ASSETS

                                      Three months ended March 31,      Six months ended March 31,
                                    ------------------------------    ------------------------------
                                     2001      Change        2000      2001       Change      2000
                                    -------    ------      -------    --------    ------     -------
                                                             (in thousands)
Amortization of intangible
  assets.........................   $84,040      nm        $25,337    $166,344      nm       $27,742

--------------
nm = not meaningful

The higher amortization expense in the fiscal 2001 periods resulted from the ten business acquisitions completed during fiscal 2000. In connection with these acquisitions, the Company recorded an aggregate of $1.6 billion of identified intangible assets and goodwill. These assets are being amortized over their estimated lives (principally five years). Consequently, the Company expects to record amortization expense related to goodwill and intangible assets in excess of $320 million annually for five years.

RESTRUCTURING CHARGE

During the second quarter of fiscal 2001, the Company announced a number of cost reduction initiatives to align its cost structure with the current business environment. The cost reduction initiatives include workforce reductions, temporary shutdowns of the Company's manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities, and salary reductions of 10% for the senior management team until the Company returns to profitability. When complete, the Company's worldwide workforce will be reduced by approximately 1,500 full-time employees and an additional 100 contractors, for a total workforce reduction of almost 20 percent.

As a part of its cost reduction initiatives, during the second quarter of fiscal 2001 the Company implemented a 700-employee workforce reduction through involuntary severance programs and a consolidation of certain facilities. As a result of these actions, during the quarter ended March 31, 2001 the Company recorded a restructuring charge of $7.6 million. The charge was based upon estimates of the cost of severance benefits for affected employees and lease cancellation and related costs. The actions reduced the Company's workforce in both the Personal Networking and Mindspeed Technologies segments, including approximately 500 employees in the Company's manufacturing operations.

Activity and liability balances related to the restructuring actions through March 31, 2001 are as follows (in thousands):

                                                           Facility
                                             Workforce      closing
                                            reductions     and other     Total
                                            ----------     --------     -------
Charged to costs and expenses............    $ 6,778         $800       $ 7,578
Cash payments............................     (1,354)          --        (1,354)
                                             -------         ----       -------
Restructuring balance, March 31, 2001....    $ 5,424         $800       $ 6,224
                                             =======         ====       =======

All of the amounts accrued for these actions are expected to be paid within one year. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operations, and are not expected to significantly impact the Company's liquidity. The Company anticipates that these actions, when fully implemented, will result in a cost savings of approximately $100 million annually. Initially, the cost savings resulting from these actions is expected to be approximately $25.0 million during the third quarter of fiscal 2001.

In addition, as part of its continuing business reassessment and expense reduction initiatives, the Company is currently exploring strategic alternatives for its digital imaging business and intends to exit its board-level sub-assembly business. In connection with these anticipated actions, the Company expects to record additional charges against earnings in the second half of fiscal 2001.

SEPARATION COSTS

In the second quarter and first six months of fiscal 2001, the Company incurred costs of approximately $4.3 million and $12.2 million, respectively, related to the previously-announced separation of the Company into two independent companies to operate its Mindspeed Technologies and Personal Networking business segments. The Company anticipates that it will incur additional costs in connection with its revised plan for the separation of Mindspeed Technologies and the Personal Networking business.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

During the first six months of fiscal 2000, the Company recorded charges totaling $145.9 million for the fair value of purchased in-process research and development ("IPRD") in connection with the acquisitions of Maker
Communications, Inc. and Microcosm Communications Limited. The charges represent the estimated fair values of the portion of IPRD projects which had been completed at the time of the acquisitions.

DEBT CONVERSION COSTS

During the first six months of fiscal 2001, approximately $255.1 million principal amount of the Company's 4-1/4% Convertible Subordinated Notes due 2006 were converted into approximately 11.0 million shares of common stock at a cost to the Company of $42.6 million.

OTHER INCOME (EXPENSE), NET

                                Three months ended March 31,          Six months ended March 31,
                                ----------------------------        -------------------------------
                                  2001      Change      2000         2001        Change       2000
                                -------     -----       ----        -------      ------      ------
                                                         (in thousands)
Other income (expense), net...  $(1,021)     (210)%     $932        $(5,377)      (456)%     $1,510

Other expense, net for the second quarter of fiscal 2001 is comprised primarily of interest expense, net of interest income on invested cash balances. Other expense, net for the first six months of fiscal 2001 reflects a $5.0 million write-off of certain non-marketable investments, which management determined to be permanently impaired, and net interest expense on the Company's convertible subordinated notes. Other income, net for the fiscal 2000 periods reflects net interest income principally due to lower amounts of debt outstanding during the periods.

PROVISION (BENEFIT) FOR INCOME TAXES

For the first six months of fiscal 2001, the Company recorded an income tax benefit of $152.2 million (24.5% of pretax loss), which reflects the Company's net loss and the impact of non-deductible debt conversion costs and amortization of intangible assets. In the similar period of fiscal 2000, the Company recorded a provision for income taxes of $50.4 million, which reflects the effect of non-deductible charges for IPRD and amortization of intangible assets relating to acquisitions completed during the period.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

During the first quarter of fiscal 2001, the Company purchased $35.0 million principal amount of its 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in a gain of $11.7 million. Such gain has been presented in the accompanying statement of operations as an extraordinary item, net of incomes taxes of $4.4 million.

ADJUSTED EARNINGS

Adjusted income (loss) before extraordinary item and adjusted income (loss) per share before extraordinary item exclude the amortization of intangible assets and special charges. Special charges excluded from the fiscal 2001 periods include debt conversion costs, the restructuring charge, separation costs, the write-down of certain investments, and stock compensation costs (representing the amortization of the value of unvested in-the-money stock options assumed by Conexant in connection with certain business acquisitions). In addition, adjusted loss before extraordinary item for the fiscal 2001 periods reflects an income tax benefit based upon a 36% tax rate, which the Company anticipates will be its effective tax rate for its fiscal year 2001, excluding the amortization of intangible assets and special charges. These measures of earnings are not in accordance with, or an alternative for, generally accepted accounting principles and may not be consistent with measures used by other companies. However, the Company believes these measures of earnings provide its investors additional insight on its underlying operating results and the Company uses these measures internally to evaluate its operating performance.

Adjusted income (loss) before extraordinary item and adjusted income (loss) per share before extraordinary item is calculated as follows (in thousands, except per share data):

                                                                    Three months ended            Six months ended
                                                                        March 31,                     March 31,
                                                                ------------------------      ------------------------
                                                                   2001           2000           2001           2000
                                                                ---------      ---------      ---------      ---------
Loss before extraordinary item ............................     $(262,011)     $(132,342)     $(468,871)     $ (80,511)
Amortization of intangible assets .........................        84,040         25,337        166,344         27,742
Purchased in-process research and development .............            --        145,900             --        145,900
Debt conversion costs .....................................            --             --         42,584             --
Restructuring charge ......................................         7,578             --          7,578             --
Separation costs ..........................................         4,270             --         12,197             --
Stock compensation ........................................         2,219             --          4,706             --
Write-down of investments .................................            --             --          5,000             --
Income taxes ..............................................       (23,550)         8,248        (14,409)         7,330
                                                                ---------      ---------      ---------      ---------
  Adjusted income (loss) before extraordinary item ........     $(187,454)     $  47,143      $(244,871)     $ 100,461
                                                                =========      =========      =========      =========

Adjusted income (loss) per share before extraordinary item:
  Basic ...................................................     $   (0.77)     $    0.23      $   (1.02)     $    0.50
  Diluted .................................................     $   (0.77)     $    0.21      $   (1.02)     $    0.45
Shares used per share computation:
  Basic ...................................................       243,515        205,207        239,813        200,962
  Diluted .................................................       243,515        239,644        239,813        234,549

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $178.5 million for the first six months of fiscal 2001, compared to cash provided by operating activities of $104.3 million for the similar period in fiscal 2000. Operating cash flows for the fiscal 2001 period reflect the Company's net loss of $461.6 million offset by noncash charges (depreciation and amortization and other) of $379.7 million, and net increases in the non-cash components of working capital of $96.6 million.

The fiscal 2001 working capital increases include a $160.6 million decrease in net receivables, principally due to lower quarterly sales. The Company's allowance for doubtful accounts increased by $12.8 million during the fiscal 2001 period, resulting from additional reserves taken for certain slow-paying accounts. The working capital increases also include a $118.7 million increase in net inventories, before the effect of provisions for excess inventories of $206.1 million. The additional inventory reserves resulted from sharply reduced end-customer demand for digital cellular handsets, set-top boxes, PC peripherals and Internet infrastructure equipment. The working capital increase also reflects a reduction of accounts payable of $103.9 million and a decrease in accrued expenses and other current liabilities of $15.9 million resulting from lower materials purchases and decreased capital spending.

Cash used in investing activities of $474.1 million during the first six months of fiscal 2001 included net purchases of marketable securities totaling $253.7 million. Capital expenditures totaled $118.8 million during the fiscal 2001 period, primarily for continued investment in production and test facilities and corporate information systems. In addition, the Company made payments for investments, advances and acquisitions totaling $101.6 million, including a vendor advance of $75.0 million and $14.1 million of equity investments, principally in early-stage communications technology companies. The vendor advance was made pursuant to an agreement under which the Company receives foundry capacity to meet current production requirements and to support anticipated future growth. Cash used in investing activities during the fiscal 2000 period consisted of routine capital expenditures of $160.9 million and payments for investments, advances and acquisitions totaling $119.0 million.

Cash used in financing activities of $54.4 million during the first six months of fiscal 2001 principally consisted of $65.0 million paid in connection with the conversion and repurchase of a portion of the Company's convertible subordinated notes. During the period, approximately $255.1 million principal amount of the Company's 4-1/4% Convertible Subordinated Notes due 2006 were converted into approximately 11.0 million shares of common stock, at a cost to the Company of $42.6 million. Also during the period, the Company purchased $35.0 million principal amount of its 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in an extraordinary gain of $11.7 million. These costs were partially offset by proceeds from the exercise of stock options of $10.6 million. Cash provided by financing activities during the fiscal 2000 period consisted of net proceeds from the issuance of $650 million principal amount of 4% Convertible Subordinated Notes due 2007 and proceeds from the exercise of stock options of $76.6 million.

The Company's principal sources of liquidity are its existing cash reserves and available-for-sale marketable securities and cash generated from operations. Combined cash and cash equivalents and marketable securities at March 31, 2001 totaled $438.5 million compared to $944.4 million at September 30, 2000. Working capital at March 31, 2001 was approximately $818 million compared to $1.3 billion at September 30, 2000. The overall working capital decrease principally reflects cash used in operations and cash payments for capital expenditures, investments and advances, and cash paid in connection with reducing the amounts of the Company's long-term debt.

As a result of its recent operating losses, the Company was not in compliance with certain covenants under its $475 million credit facility which required it to meet certain financial ratios tied to its consolidated EBITDA. Following a period of negotiations between the Company and the lenders under the credit facility, the parties terminated the credit facility effective as of May 8, 2001. The Company has had no borrowings outstanding under the credit facility since June 1999.

While the recent dramatic changes in end-user demand and the continued high levels of channel inventories have reduced visibility into future demand, the Company expects that these and other factors will continue to affect its revenues in the near term. The Company believes that further pressure on gross margin and operating profit will result from underutilization of its manufacturing capacity. Consequently, the Company anticipates that it will continue to experience negative cash flows from operations in the near term. During the second quarter of fiscal 2001, the Company announced a number of expense reduction initiatives, including workforce reductions, temporary shutdowns of the Company's manufacturing facilities, the consolidation of certain facilities, and salary reductions of 10% for senior management. The Company has also reduced its planned capital expenditures based upon its current revenue outlook.

The Company believes that its existing sources of liquidity, along with cash expected to be generated from future operations, will be sufficient to fund operations, research and development efforts, and anticipated capital expenditures for the next twelve months. The Company's manufacturing operations are capital intensive, and the Company will need to return its capital spending to prior levels to maintain its manufacturing capacity, or to obtain sufficient manufacturing capacity to support anticipated future revenue growth. The Company may also consider acquisition opportunities to extend its technology portfolio and design expertise and to expand its product offerings. In order to fund renewed capital expenditures or complete any acquisitions, the Company may seek to obtain additional debt financing or issue additional shares of its common stock. However, there can be no assurance that such financing will be available on terms favorable to the Company, or at all.

CERTAIN BUSINESS RISKS

Our business, financial condition and operating results can be impacted by a number of factors including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

You should carefully consider and evaluate all of the information in this Report, including the risk factors listed below. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities.

We have recently incurred substantial operating losses, and we anticipate additional future losses.

Our net revenues for the first six months of fiscal 2001 were $661 million compared to $1.0 billion for the comparable fiscal 2000 period due to sharply reduced end-customer demand in many of the communications electronics end-markets which our products address. We incurred a loss (before an extraordinary gain) of $469 million for the first six months of fiscal 2001.

In March 2001, we announced a number of expense reduction initiatives and a comprehensive business reassessment focused on leveraging our core capabilities and aligning resources with our highest-growth, highest-margin market opportunities. The expense reduction initiatives include workforce reductions, temporary shutdowns of our manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities, and salary reductions of 10% for our senior management team until we return to profitability. However, these expense reduction initiatives alone will not return us to profitability. We expect that reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term and we anticipate incurring additional losses through fiscal 2001. In order to return to profitability, we must achieve substantial revenue growth and we currently face an environment of uncertain demand in the markets our products address. We cannot assure as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand.

The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (of both semiconductor companies' and their customers' products) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past, are currently experiencing a significant downturn, and may experience such downturns in the future.

During the first six months of fiscal 2001, we--like many of our customers and competitors--have been adversely impacted by a broad slow-down affecting the technology sector, including most of the communications electronics end-markets which our products address. The impact of weakened end-customer demand has been compounded by higher than normal levels of equipment and component inventories among our OEM, subcontractor and distributor customers. As a result of this sharply reduced demand across our product portfolio, we recorded $206.1 million of inventory reserves in the first six months of fiscal 2001. We expect that reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term.

In addition, the current environment of weak end-customer demand and high levels of channel inventories has, in some cases, led to delays in payments for our products. During the first six months of fiscal 2001, we recorded $12.9 million of additional provisions for uncollectible accounts receivable from certain slow-paying customers. In the event that our customers delay payments to us, or are unable to pay amounts owed to us, we may incur additional losses on our accounts receivable.

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

We may be unable to make the substantial research and development investments required to remain competitive in our business .

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced products. We cannot assure you that we will have sufficient resources to develop new and enhanced technologies and competitive products.

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

We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance, given the significant use of equity-based compensation by our competitors and us. The loss of the services of one or more of our key employees, including Dwight W. Decker, our Chairman and Chief Executive Officer, or certain key design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business.

If OEMs of communications electronics products do not design our products into their equipment, we will have difficulty selling those products. Moreover, a design win from a customer does not guarantee future sales to that customer.

Our products are not sold directly to the end-user but are components of other products. As a result, we rely on OEMs of communications electronics products to select our products from among alternative offerings to be designed into their equipment. Without these "design wins" from OEMs, we would have difficulty selling our products. Once an OEM designs another supplier's semiconductors into its products, it will be more difficult for us to achieve future design wins with that OEM's product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products, for example, if its own products are not commercially successful or for any other reason. We may be unable to achieve design wins or to convert design wins into actual sales.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors, some of whom have rights to return unsold products to us. Sales to distributors accounted for approximately 19% of fiscal 2000 net revenue and 28% of net revenue in the first six months of fiscal 2001. We routinely purchase inventory based on estimates of customer demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

Recently, the communications electronics markets which we address have been characterized by dramatic changes in end-user demand and continued high levels of channel inventories which have reduced visibility into future demand for our products. We expect that these and other factors will continue to affect our revenues in the near term. As a result of sharply reduced demand across our product portfolio, we recorded $206.1 million of inventory reserves in the first six months of fiscal 2001.

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

Our operating results are highly dependent upon our ability to produce large volumes of integrated circuits at acceptable manufacturing yields. Our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities or those of our subcontractors. These disruptions may include labor strikes, work stoppages, electrical power outages, fire, earthquake, flooding or other natural disasters. These disruptions could cause significant delays in shipments until we could shift the products from an affected facility or subcontractor to another facility or subcontractor.

In the event of these types of delays, we cannot assure you that the required alternate capacity, particularly wafer production capacity, would be available on a timely basis or at all. Even if alternate wafer production capacity is available, we may not be able to obtain it on favorable terms, which could result in a loss of customers. We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through foundry or similar arrangements with others. Certain of our manufacturing facilities are located near major earthquake fault lines, including our California and Mexico facilities. We maintain only minimal earthquake insurance coverage on these facilities.

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

Our long-term revenue growth is also dependent on our ability to achieve a balance of internal and external manufacturing capacity, including wafer production capacity. During times when the semiconductor industry is experiencing an excess of wafer fabrication capacity, we are at a relative disadvantage when compared to some of our competitors who rely primarily on outside foundries because our wafer fabrication facilities require substantial fixed costs and investment. We have recently entered into agreements with outside foundries to secure external wafer manufacturing capacity, including additional gallium arsenide wafer production capacity. During times of limited capacity, internal wafer fabrication facilities ensure that we have access to manufacturing capacity. We continue to explore wafer manufacturing alternatives, which may include increased use of outside foundries, entering into new or expanded business relationships with respect to wafer manufacturing or other actions related to our wafer manufacturing facilities. We cannot assure you that we will be successful in implementing any of these alternatives.

We may not be able to achieve manufacturing yields that contribute positively to our gross margin and profitability.

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

We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world. Although we currently purchase wafers used in the production of our complementary metal oxide semiconductor ("CMOS") products from one major supplier, such wafers are available from several other suppliers. We are currently dependent on two suppliers for epitaxial wafers used in the gallium arsenide semiconductor manufacturing processes at our Newbury Park, California facility. The number of qualified alternative suppliers for wafers is limited and the process of qualifying a new wafer supplier could require a substantial lead-time. Although we historically have not experienced any significant difficulties in obtaining an adequate supply of raw materials and components necessary for our manufacturing operations, we cannot assure you that we may not lose a significant supplier or that a supplier may be unable to meet performance and quality specifications or delivery schedules.

Our manufacturing operations in California may be adversely affected by power outages in that state.

We have substantial manufacturing operations in California, which may experience electric power outages due to the difficulties being experienced by the electric utility industry in that state. If our California operations were to shut down due to lack of electric power for extended periods, they might be unable to meet customers' delivery schedules, thereby adversely affecting our revenue. In addition, our California operations may experience increased operating expenses due to inefficiencies resulting from irregular interruptions in electric power supply, including penalties and fines as a result of being unable to reduce the power consumption by its manufacturing facilities on short notice in connection with such interruptions. These operations also will incur increased electric power costs in the future. We are unable to predict how long the difficulties faced by the electric utility industry in California will continue, or how such difficulties will be resolved. To the extent they do continue and our operations experience power outages and/or increases in their cost of electric power, our business could be adversely affected.

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

We have made substantial capital expenditures and installed significant production capacity to support new technologies and increased production volume. We made capital expenditures during fiscal 2000 of approximately $315 million, compared to approximately $214 million during fiscal 1999. We expect our capital expenditures for fiscal 2001 will total approximately $190 million.

We cannot assure you that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.

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

We cannot assure you that we will be able to address these challenges successfully.

We face a risk that capital needed for our business will not be available when we need it.

Our $475 million credit facility was recently terminated. We did not use it to fund our operations, but it was a source of stand-by liquidity. We believe that cash flows from operations, existing cash reserves and available-for-sale marketable securities will be sufficient to satisfy our research and development, capital expenditure, working capital and other financing requirements for the next twelve months. However, we cannot assure you that this will be the case. We may need to obtain alternate sources of financing, such as another credit facility, in the future. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

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

For fiscal 2000 and the first six months of fiscal 2001, approximately 70 percent and 65 percent, respectively, of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific and European countries. In addition, we have facilities and suppliers located outside the United States, including our assembly and test facility in Mexicali, Mexico and third-party foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

Because most of our international sales, other than sales to Japan (which are denominated principally in Japanese yen), are currently denominated in U.S. dollars, our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies. Moreover, we may be competitively disadvantaged relative to our competitors located outside the United States who may benefit from a devaluation of their local currency. We cannot assure you that the factors described above will not have a material adverse effect on our ability to increase or maintain our foreign sales.

Our past operating performance has been impacted by adverse economic conditions in the Asia-Pacific region, which have increased the uncertainty with respect to the long-term viability of certain of our customers and suppliers in the region. Sales to customers in Japan and other countries in the Asia-Pacific region, principally Taiwan, South Korea and Hong Kong, represented approximately 57 percent and 49 percent, respectively, of our net revenues in fiscal 2000 and the first six months of fiscal 2001.

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

The trading price of our common stock fluctuates significantly. Since our common stock began trading publicly, the reported sale price of our common stock on the NASDAQ National Market has been as high as $132.50 and as low as $6.84 per share. This price may be influenced by many factors, including:

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

We have been designated as a potentially responsible party at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the semiconductor systems business of Rockwell. The site was also formerly occupied by Recticon Corporation and Allied Steel Products Corporation, each of whom has also been named as a potentially responsible party and each of whom is insolvent. We have accrued approximately $2.1 million at March 31, 2001 for the cost of groundwater remediation, including installation of a public water supply line and groundwater pump and treatment system, as well as routine groundwater sampling. In addition, we are engaged in two other remediations of groundwater contamination at our Newport Beach and Newbury Park, California facilities for which we have accrued approximately $2.3 million for the costs of remediation at March 31, 2001. Pursuant to our agreement with Rockwell, we have assumed liabilities in respect of environmental matters related to current and former operations of Conexant.

Our management team may be subject to a variety of demands for its attention.

Our management currently faces a variety of challenges, including the implementation of our expense reduction and restructuring initiatives, the integration of recently-acquired businesses and the anticipated separation of the Personal Networking and Mindspeed Technologies businesses. While we believe that we have sufficient management resources to execute each of these initiatives, we cannot assure you that we will have these resources or that our initiatives will be successfully implemented.

Certain provisions in our organizational documents and rights agreement and Delaware law may make it difficult for someone to acquire control of Conexant.

We have established certain anti-takeover measures that may affect our common stock and convertible notes. Our restated certificate of incorporation, our by-laws, our rights agreement with Mellon Investor Services LLC, as rights agent, dated as of November 30, 1998, as amended, and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of Conexant in a transaction not approved by our board of directors. Our restated certificate of incorporation and by-laws include provisions such as:

     o the division of our board of directors into three classes to be elected on a staggered basis, one class each year;

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

     o  a fair price provision.

We also have a rights agreement which gives our shareowners certain rights that would substantially increase the cost of acquiring us in a transaction not approved by our board of directors.

In addition to the rights agreement and the provisions in our restated certificate of incorporation and by-laws, Section 203 of the Delaware General Corporation Law generally provides that a corporation shall not engage in any business combination with any interested shareowner during the three-year period following the time that such shareowner becomes an interested shareowner, unless a majority of the directors then in office approves either the business combination or the transaction that results in the shareowner becoming an interested shareowner or specified shareowner approval requirements are met.

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

If we were required to pay any of the taxes described above, such payments would be very substantial.

CAUTIONARY STATEMENT

This Quarterly Report contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by the Company's and its customers' products; demand for and market acceptance of new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property; the successful implementation of the Company's expense reduction and restructuring initiatives; the successful separation of the Company's Mindspeed Technologies and Personal Networking businesses; labor relations of the Company, its customers and suppliers; the Company's ability to attract and retain qualified personnel; maintaining a consistent and reliable source of energy; and the uncertainties of litigation, as well as other risks and uncertainties including those set forth herein and those detailed from time to time in the filings of the Company with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and cash equivalents, marketable securities and long-term debt. The Company's main investment objectives are the preservation of investment capital and the maximization of after-tax returns on its investment portfolio. Consequently, the Company invests in debt securities only of high-credit-quality issuers and limits the amount of credit exposure to any one issuer. The Company's marketable equity securities consist of an investment initially entered into for the promotion of business and strategic objectives. The Company does not use derivative instruments for speculative or investment purposes.

The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2001, the carrying value of the Company's cash and cash equivalents approximated fair value. The Company's marketable debt securities (consisting of corporate and government securities) principally have remaining terms of in excess of one year. Consequently, such securities are subject to interest rate risk. Marketable equity securities consist of an equity investment in a semiconductor company, initially made for the promotion of business and strategic objectives, which is subject to equity price risk.

All of the Company's marketable securities are classified as available for sale and, as of March 31, 2001, unrealized gains of $15.3 million (net of related income taxes of $9.3 million) on these securities are included in accumulated other comprehensive income. A 10% adverse change in equity prices would result in an approximate $3.7 million decrease in the fair value of the Company's marketable equity securities as of March 31, 2001.

The Company's long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, the Company does not have significant cash flow exposure on its long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of the Company's common stock.

The following table shows the fair values of the Company's investments and long-term debt as of March 31, 2001 (in thousands):

                                              Carrying Value      Fair Value
                                              --------------      ----------
Cash and equivalents .......................     $124,144          $124,144
Marketable debt securities .................      277,682           277,682
Marketable equity securities (including
   unrealized gains of $21.3 million).......       36,683            36,683
Long-term debt .............................      709,849           391,878

The Company transacts business in various foreign currencies, and is subject to certain foreign exchange risks, principally arising from customer accounts receivable at its Japanese subsidiary which are denominated in yen. At March 31, 2001, such receivables totaled approximately $15.0 million. The Company is also subject to foreign exchange risks relating to certain purchase commitments, principally denominated in euros. The Company has established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain of its foreign currency transaction exposures (principally to the euro and the Japanese yen). Under this program, the Company seeks to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate its overall risk of foreign transaction gains and losses. The Company does not enter into forward contracts for speculative or trading purposes.

The table below provides information about the Company's foreign currency forward exchange contracts as of March 31, 2001. The table presents the notional amounts (the U.S. dollar equivalent, based on the contract exchange rates) and the contract foreign currency exchange rates.

                                     Notional     Contract Rate     Estimated
                                      Amount       Per US$1.00      Fair Value
                                     --------     -------------     ----------
                                             (dollars in thousands)
Buy (Sell):
  Euro.........................      $ 10,926         0.917           $(462)
  Japanese yen.................      $ (6,111)        114.8           $ 497

Based on the Company's overall currency rate exposure at March 31, 2001, a 10 percent change in currency rates would not have a significant effect on the consolidated financial position, results of operations or cash flows of the Company.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 29, 1991, Shumpei Yamazaki filed suit against a Japanese subsidiary of Rockwell in the Tokyo District Court, Twenty-ninth Civil Division for patent infringement relating to Conexant's facsimile modem chipsets seeking 685 million yen (approximately $5.6 million based on the exchange rate on April 27, 2001) and court costs. In October 1998, the District Court rendered its decision dismissing the suit against Conexant, from which decision Mr. Yamazaki appealed. On April 12, 1999, Mr. Yamazaki presented his position, as well as additional causes of action at the first portion of the appellate hearing. The Tokyo High Court rejected Mr. Yamazaki's additional claims and set the calendar for appellate hearings. In February 2001, the three-judge Tokyo High Court panel asked for argument on damages, with the next hearing scheduled for May 23, 2001. Conexant believes it has meritorious defenses to Mr. Yamazaki's infringement and damages claims, and is vigorously defending this action.

On May 30, 1997, Klaus Holtz filed suit against Rockwell in the U.S. District Court for the Northern District of California for patent infringement relating to Conexant's modem products utilizing the V.42bis standard for data compression. On September 30, 1998, the Court barred any alleged damages arising before May 30, 1997. On December 17, 1998, the Court issued an order construing the claims of the patent. Conexant filed a motion for Summary Judgment of Non-Infringement on February 22, 1999. A hearing was held thereon on June 14, 1999. On October 25, 1999, the Court found in favor of Conexant and the case was dismissed. On July 10, 2000, the District Court granted Conexant's motion to declare the case an exceptional case under 35 U.S.C. 285, and awarded Conexant $250,000. Holtz filed a notice of appeal to the court of appeals for the Federal Circuit, challenging the District Court's findings on claim construction, non-infringement and laches. Conexant began collection efforts on the approximately $275,000 owed to Conexant by Holtz as a result of the litigation so far. On August 22, 2000, Holtz filed for bankruptcy protection under Chapter 7 of the bankruptcy laws in the State of California. The Federal Circuit appeals were placed under the control of the trustee in bankruptcy, and were stayed pending resolution of the bankruptcy. Conexant has reached an agreement with the bankruptcy trustee, wherein Holtz' appeals against Conexant will be dismissed and Conexant will receive a license under Holtz' patents. This agreement is subject to, and the Company is waiting for, approval of the Bankruptcy Court.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareowners was held on February 28, 2001 in New York, New York. At the meeting, the following matters were voted on by the Company's shareowners:

                                                                                               Withheld/
                                                                                              Abstentions/
                                                                                                Broker
                                                              For              Against         non-vote
                                                          -----------          -------        -----------
Election of directors:
    Donald R. Beall                                       198,024,866               --         4,358,647
    Jerre L. Stead                                        198,665,290               --         3,718,223

Proposal to ratify the appointment of Deloitte &
Touche LLP as independent auditors for the Company        199,975,200          914,307         1,494,006

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    12 -- Statement re: Computation of Ratios

(b) Reports on Form 8-K

    Report on Form 8-K filed March 27, 2001, reporting expense reduction initiatives and the expectation of lower second fiscal quarter revenues (Items 5 and 7).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CONEXANT SYSTEMS, INC.
                                           (Registrant)


Date: May 8, 2001                          By /s/ Balakrishnan S. Iyer
                                              ----------------------------------
                                                  Balakrishnan S. Iyer
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (principal financial officer)


Date: May 8, 2001                          By /s/ J. Scott Blouin
                                              ----------------------------------
                                                  J. Scott Blouin
                                                  Vice President and
                                                  Chief Accounting Officer
                                                  (principal accounting officer)

                                  EXHIBIT INDEX

          EXHIBIT
          NUMBER                   DESCRIPTION
          --------                 -----------

            12          Statement re: Computation of Ratios