Form 10-Q
period 2001-06-30
CONEXANT SYSTEMS INC
filed 2001-08-09
CIK 1069353

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001*

                                       OR

               [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Registrant's number of shares of common stock outstanding as of July 27, 2001 was 252,282,181.

----------

* For presentation purposes of this Form 10-Q, references made to the June 30, 2001 period relate to the actual fiscal third quarter ended June 29, 2001.

================================================================================

                             CONEXANT SYSTEMS, INC.

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

        Consolidated Condensed Balance Sheets - June 30, 2001 and September 30, 2000                     3

        Consolidated Condensed Statements of Operations - Three Months and Nine Months
          Ended June 30, 2001 and 2000                                                                   4

        Consolidated Condensed Statements of Cash Flows - Nine Months Ended
         June 30, 2001 and 2000                                                                          5

        Notes to Consolidated Condensed Financial Statements                                             6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations           12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                      36


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                               38

Item 2. Changes in Securities                                                                           39

Item 6. Exhibits and Reports on Form 8-K                                                                40

        Signatures                                                                                      41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             CONEXANT SYSTEMS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (unaudited, in thousands, except per share amounts)

                                                                             June 30,          September 30,
                                                                               2001                2000
                                                                            -----------        -------------

                                               ASSETS
Current assets:
  Cash and cash equivalents ........................................        $   147,161         $   831,100
  Short-term investments ...........................................            230,326              17,397
  Receivables, net of allowances of $19,444 and $6,949 at
     June 30, 2001 and September 30, 2000, respectively ............            159,793             422,650
  Inventories ......................................................            162,550             341,002
  Deferred income taxes ............................................            110,306              95,260
  Other current assets .............................................             52,515              66,733
                                                                            -----------         -----------
          Total current assets .....................................            862,651           1,774,142

Marketable securities ..............................................                 --              95,876
Property, plant and equipment, net .................................            418,237             828,511
Goodwill and intangible assets, net ................................          1,329,060           1,507,326
Other assets .......................................................            283,345             209,056
Deferred income taxes ..............................................            151,064               1,286
                                                                            -----------         -----------
          Total assets .............................................        $ 3,044,357         $ 4,416,197
                                                                            ===========         ===========


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................................        $    90,531         $   233,865
  Deferred revenue .................................................             30,356              37,586
  Accrued compensation and benefits ................................             50,467              88,399
  Other current liabilities ........................................             95,565              95,158
                                                                            -----------         -----------
          Total current liabilities ................................            266,919             455,008

Convertible subordinated notes .....................................            709,849             999,997
Other long-term liabilities ........................................             52,606              54,433
                                                                            -----------         -----------
          Total liabilities ........................................          1,029,374           1,509,438
                                                                            -----------         -----------

Commitments and contingencies ......................................                 --                  --

Shareholders' equity:
  Preferred and junior preferred stock .............................                 --                  --
  Common stock ($1.00 par value, 1,000,000 shares
     authorized; 252,098 and 231,164 shares issued at
     June 30, 2001 and September 30, 2000, respectively) ...........            252,098             231,164
  Additional paid-in capital .......................................          3,106,292           2,775,115
  Accumulated deficit ..............................................         (1,327,402)           (120,875)
  Accumulated other comprehensive income (loss) ....................             (2,866)             47,295
  Treasury stock, at cost (39 and 30 shares at June 30,
     2001 and September 30, 2000, respectively) ....................             (1,782)             (1,619)
  Unearned compensation ............................................            (11,357)            (24,321)
                                                                            -----------         -----------
          Total shareholders' equity ...............................          2,014,983           2,906,759
                                                                            -----------         -----------
          Total liabilities and shareholders' equity ...............        $ 3,044,357         $ 4,416,197
                                                                            ===========         ===========

     See accompanying notes to consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)

                                                     Three Months Ended            Nine Months Ended
                                                           June 30,                     June 30,
                                                   -----------------------     ---------------------------
                                                      2001         2000           2001            2000
                                                   ---------     ---------     -----------     -----------

Net revenues ..................................    $ 200,146     $ 530,474     $   861,510     $ 1,542,165
Cost of goods sold ............................      228,998       282,185         859,769         829,090
                                                   ---------     ---------     -----------     -----------
Gross margin ..................................      (28,852)      248,289           1,741         713,075

Operating expenses:
  Research and development ....................      117,128       106,017         364,545         294,589
  Selling, general and administrative .........       76,058        71,017         246,175         205,209
  Amortization of intangible assets ...........       85,307        55,861         251,651          83,603
  Asset impairments ...........................      429,000            --         429,000              --
  Restructuring charges .......................        1,027            --           8,605              --
  Separation costs ............................        2,435            --          14,632              --
  Purchased in-process research and development           --        50,462              --         196,362
                                                   ---------     ---------     -----------     -----------
          Total operating expenses ............      710,955       283,357       1,314,608         779,763
                                                   ---------     ---------     -----------     -----------

Operating loss ................................     (739,807)      (35,068)     (1,312,867)        (66,688)

Debt conversion costs .........................           --            --         (42,584)             --
Other income (expense), net ...................       (4,766)        2,082         (10,143)          3,592
                                                   ---------     ---------     -----------     -----------

Loss before income taxes ......................     (744,573)      (32,986)     (1,365,594)        (63,096)

Provision (benefit) for income taxes ..........          367        20,335        (151,783)         70,736
                                                   ---------     ---------     -----------     -----------

Loss before extraordinary item ................     (744,940)      (53,321)     (1,213,811)       (133,832)

Extraordinary gain on extinguishment of debt,
   net of income taxes of $4,426 ..............           --            --           7,284              --
                                                   ---------     ---------     -----------     -----------
Net loss ......................................    $(744,940)    $ (53,321)    $(1,206,527)    $  (133,832)
                                                   =========     =========     ===========     ===========

Loss per share, basic and diluted:
      Loss before extraordinary item ..........    $   (3.02)    $   (0.24)    $     (5.01)    $     (0.65)
      Extraordinary item ......................           --            --            0.03              --
                                                   ---------     ---------     -----------     -----------
      Net loss ................................    $   (3.02)    $   (0.24)    $     (4.98)    $     (0.65)
                                                   =========     =========     ===========     ===========

Number of shares used in per share computation       246,777       218,249         242,138         206,735
                                                   =========     =========     ===========     ===========



     See accompanying notes to consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                             Nine Months Ended
                                                                  June 30,
                                                         -------------------------
                                                            2001           2000
                                                         -----------     ---------

Cash flows from operating activities:
Net loss ............................................    $(1,206,527)    $(133,832)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
      Depreciation ..................................        149,490       140,861
      Amortization of intangible assets .............        251,651        83,603
      Asset impairments .............................        429,000            --
      Purchased in-process research and development .             --       196,362
      Provision for losses on accounts receivable ...         22,997         1,402
      Inventory write-downs .........................        241,105         7,065
      Deferred income taxes .........................       (149,482)         (259)
      Stock compensation ............................         12,305         1,937
      Debt conversion costs .........................         42,584            --
      Extraordinary gain--extinguishment of debt ....        (11,710)           --
      Other non-cash charges ........................         13,896         3,744
  Changes in assets and liabilities, net of
    acquisitions:
     Receivables ....................................        239,860       (96,644)
     Inventories ....................................        (62,653)      (79,517)
     Accounts payable ...............................       (137,379)      (68,458)
     Accrued expenses and other current liabilities .        (26,146)       85,335
     Other ..........................................        (19,275)           41
                                                         -----------     ---------

  Net cash provided by (used in) operating activities       (210,284)      141,640
                                                         -----------     ---------

Cash flows from investing activities:
Net sales (purchases) of marketable securities ......       (168,788)        3,092
Capital expenditures ................................       (149,334)     (232,050)
Investments in and advances to businesses ...........        (91,094)     (174,623)
Acquisitions of businesses, net of cash acquired ....        (12,710)          717
                                                         -----------     ---------

  Net cash used in investing activities .............       (421,926)     (402,864)
                                                         -----------     ---------

Cash flows from financing activities:
Issuance of 4% convertible subordinated notes .......             --       631,300
Proceeds from exercise of stock options .............         13,255        94,698
Payment of debt conversion costs ....................        (42,584)           --
Repurchase of convertible subordinated notes ........        (22,400)           --
                                                         -----------     ---------

  Net cash provided by (used in) financing activities        (51,729)      725,998
                                                         -----------     ---------

Net increase (decrease) in cash and cash equivalents        (683,939)      464,774

Cash and cash equivalents at beginning of period ....        831,100       398,516
                                                         -----------     ---------

Cash and cash equivalents at end of period ..........    $   147,161     $ 863,290
                                                         ===========     =========


     See accompanying notes to consolidated condensed financial statements.

                             CONEXANT SYSTEMS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Conexant Systems, Inc. ("Conexant" or the "Company") is a worldwide leader in semiconductor system solutions for communications applications. Conexant leverages its expertise in mixed-signal processing to deliver integrated systems and semiconductor products which facilitate communications worldwide through wireline voice and data communications networks, cellular telephony systems and emerging cable, satellite and fixed wireless broadband communications networks. The Company operates in two business segments: the Personal Networking business and Mindspeed Technologies(TM), the Company's Internet infrastructure business.

In March 2001, the Company announced that its Board of Directors had approved in principle a revised plan for the separation of the Personal Networking and Mindspeed Technologies businesses. The separation is expected to be accomplished by the spin-off of the Personal Networking business to Conexant shareholders as a new company which will have the Conexant name. Although current business conditions have delayed the separation, the Company remains committed to completing the separation as soon as business and market conditions are clearly on a recovery path. The separation is also subject to the approval of the Company's shareholders and receipt of a ruling from the Internal Revenue Service ("IRS") that the spin-off will qualify as a tax-free distribution. The IRS ruling has been obtained. However, there can be no assurance that shareholder approval will be obtained, or that the separation will be successfully completed.

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows. Such adjustments consist of adjustments of a normal recurring nature, as well as the fiscal 2001 asset impairments, restructuring charges, separation costs, debt conversion costs, extraordinary gain on extinguishment of debt and the fiscal 2000 write-off of purchased in-process research and development. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Fiscal Periods
For presentation purposes, references made to the periods ended June 30, 2001 relate to the actual fiscal 2001 third quarter and nine months ended June 29, 2001.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current period presentation.

Recent Accounting Standards
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or are recognized in other comprehensive income until the hedged item is recognized in earnings. Generally, the change in a derivative's fair value related to the ineffective portion of a hedge, if any, is immediately recognized in earnings. The Company adopted SFAS 133 as of October 1, 2000, with no significant effect on the Company's financial position or results of operations.

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

                             CONEXANT SYSTEMS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations the Company may complete in the future to be accounted for using the purchase method. SFAS 141 also provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against this new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (referred to as reporting units). Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be tested at least annually for impairment and written down and charged to results of operations when the recorded value of goodwill and intangible assets exceeds their estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company will be required to adopt the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 as of the beginning of fiscal year 2003, or may elect to early adopt the new standards as of the beginning of fiscal year 2002. However, any goodwill and intangible assets the Company may acquire after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of SFAS 142. While the Company is in the process of evaluating the full impact of the new standards, such adoption will have the effect of materially reducing amortization of goodwill and impairment reviews may result in future charges against earnings.

2. INVENTORIES

Inventories consisted of the following (in thousands):

                                       June 30,    September 30,
                                         2001          2000
                                       --------    -------------

Raw materials .....................    $ 16,988      $ 38,866
Work-in-process....................     130,386       209,871
Finished goods ....................      15,176        92,265
                                       --------      --------

                                       $162,550      $341,002
                                       ========      ========

Cost of goods sold for the third quarter and first nine months of fiscal 2001 includes inventory write-downs of $35.1 million and $241.1 million, respectively. The Company assesses the recoverability of inventories through an on-going review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. Inventory write-downs are recorded when the inventory on hand exceeds the demand forecast.

3.  MARKETABLE SECURITIES

Marketable securities include commercial paper, corporate bonds, government securities and equity securities. The Company enters into certain equity investments for the promotion of business and strategic objectives. The marketable portion of these strategic investments is classified as marketable securities; non-marketable equity and other investments are included in other assets. All of the Company's marketable securities are classified as available-for-sale and are recorded on the consolidated condensed balance sheets at fair value, based upon quoted market prices. As of June 30, 2001, unrealized gains of $16.1 million (net of related income taxes of $9.3 million) on these securities are included in accumulated other comprehensive income. Available-for-sale marketable securities having a fair value of $230.3 million are classified as short-term investments in the consolidated condensed balance sheet at June 30, 2001 as the Company intends to sell these securities as necessary to meet its liquidity requirements.

                             CONEXANT SYSTEMS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


Available-for-sale marketable securities consisted of the following (in thousands):

                                                     Gross            Gross
                                                   Unrealized       Unrealized
                                    Amortized       Holding          Holding           Fair
                                       Cost          Gains            Losses           Value
                                     --------      ----------       ----------      ----------

     As of June 30, 2001:
     U.S. government agencies        $ 38,484       $    201        $     (14)       $ 38,671
     Foreign governments .....          6,053            132               --           6,185
     Corporate debt securities        145,006          2,034              (88)        146,952
     Equity securities .......         15,375         23,143               --          38,518
                                     --------       --------        ---------        --------
                                     $204,918       $ 25,510        $    (102)       $230,326
                                     ========       ========        =========        ========

     As of September 30, 2000:
     U.S. government agencies        $ 14,795       $      1        $     (60)       $ 14,736
     Corporate debt securities          5,961              2               (7)          5,956
     Equity securities .......         15,374         77,207               --          92,581
                                     --------       --------        ---------        --------
                                     $ 36,130       $ 77,210        $     (67)       $113,273
                                     ========       ========        =========        ========

The amortized cost and estimated fair value of debt securities at June 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                  Amortized        Fair
                                                    Cost          Value
                                                  ---------      --------
                                                      (in thousands)

     Due within one year ..................       $ 49,645       $ 50,313
     Due after one year through five years         127,235        128,628
     Due after five years through ten years          7,948          8,087
     Due after ten years ..................          4,715          4,780
                                                  --------       --------
                                                  $189,543       $191,808
                                                  ========       ========

4.  DEBT

During the first nine months of fiscal 2001, approximately $255.1 million principal amount of the Company's 4-1/4% Convertible Subordinated Notes due 2006 were converted into approximately 11.0 million shares of common stock at a cost to the Company of $42.6 million. In addition, the Company purchased $35.0 million principal amount of its 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in an extraordinary gain of $7.3 million (net of income taxes of $4.4 million).

As a result of its recent operating losses, the Company was not in compliance with certain covenants under its $475 million credit facility which required it to meet certain financial ratios tied to its consolidated EBITDA. Following a period of negotiations between the Company and the lenders under the credit facility, the parties terminated the credit facility effective as of May 8, 2001. The Company had no borrowings outstanding under the credit facility since June 1999. During the third quarter of fiscal 2001, the Company wrote off $4.1 million of costs related to the terminated credit facility.

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

                             CONEXANT SYSTEMS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


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

The Company has been designated as a potentially responsible party at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. In addition, the Company is engaged in remediations of groundwater contamination at its Newport Beach and Newbury Park, California facilities. Management currently estimates the aggregate remaining costs for these remediations to be approximately $4.3 million, which has been accrued.

6. COMPREHENSIVE LOSS

Comprehensive loss for the three months and nine months ended June 30, 2001 and 2000 is as follows (in thousands):

                                                        Three months ended                  Nine months ended
                                                               June 30,                           June 30,
                                                      -------------------------        ----------------------------
                                                        2001             2000             2001              2000
                                                      ---------        --------        -----------        ---------

     Net loss .................................       $(744,940)       $(53,321)       $(1,206,527)       $(133,832)

     Other comprehensive income (loss):
       Foreign currency translation adjustments          (2,295)           (144)           (18,664)             143
       Change in unrealized gains on
         available-for-sale securities ........             831          (6,520)           (51,735)         121,881
       Change in unrealized gains on
         foreign currency forward contracts ...            (221)             --                 70               --
       Effect of income taxes .................              --           2,490             20,168          (46,540)
                                                      ---------        --------        -----------        ---------
         Other comprehensive income (loss) ....          (1,685)         (4,174)           (50,161)          75,484
                                                      ---------        --------        -----------        ---------

         Comprehensive loss ...................       $(746,625)       $(57,495)       $(1,256,688)       $ (58,348)
                                                      =========        ========        ===========        =========

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                                  June 30,      September 30,
                                                                    2001            2000
                                                                  --------      -------------

     Unrealized gains on marketable securities, net of tax        $ 16,118        $ 47,685
     Unrealized gains on foreign currency forward contracts             70              --
     Foreign currency translation adjustments .............        (19,054)           (390)
                                                                  --------        --------

         Accumulated other comprehensive income (loss) ....       $ (2,866)       $ 47,295
                                                                  ========        ========

7. INCOME TAXES

For the first nine months of fiscal 2001, the Company recorded an income tax benefit of $151.8 million, which reflects the value of the Company's net loss to reduce its income taxes, net of the impact of non-deductible debt conversion costs and amortization of intangible assets, through the second quarter of fiscal 2001. As a result of the large operating losses and the asset write-offs incurred during the third quarter of fiscal 2001 and the diminished visibility of future operating results, the Company has determined that it is more likely than not that the additional income tax benefits which arose during the quarter will not be realized. Consequently, the Company recognized no income tax benefit for losses incurred in the third quarter of fiscal 2001, recording a valuation allowance in the full amount of the deferred income tax assets generated. As of June 30, 2001, the Company's deferred income tax assets are recorded net of a valuation allowance of $244.8 million.

8. ASSET IMPAIRMENTS

During the third quarter of fiscal 2001, the Company recorded impairment charges totaling $429 million associated with manufacturing assets in its Personal Networking segment. During the third quarter, the Company determined it would realign its manufacturing and procurement strategies, accelerating its transition from volume digital

                             CONEXANT SYSTEMS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


complementary metal-oxide semiconductor ("CMOS") manufacturing to a fabless CMOS business model. The Company will continue to use the wafer fabrication assets for specialty-process wafer manufacturing, as well as to meet a portion of its CMOS requirements during its transition to a fabless CMOS business model. Over time, it is expected that the majority of the Company's requirements for CMOS wafers, previously manufactured internally, will be sourced from third-party foundries. Specialty-process wafer manufacturing (such as gallium arsenide and silicon germanium processes) will remain an important component of the Company's strategy.

The decision to realign the manufacturing and procurement strategies, combined with current and projected business conditions, resulted in the Company recording an impairment charge of $412 million to write down the carrying value ($516 million based on historical cost) of both of its wafer fabrication facilities and related machinery and equipment (the "wafer fabrication assets") to their estimated fair value. The Company determined the fair value of the wafer fabrication assets by discounting the cash flows expected to be generated from future manufacturing activities, using a discount rate management believes is commensurate with the risks involved. Management believes this discounted cash flow model represents a reasonable estimate of the fair value of the wafer fabrication assets. The write-down established a new cost basis for the wafer fabrication assets, which will be depreciated based upon new estimated useful lives ranging from one to six years.

Additionally, during the third quarter of fiscal 2001 the Company recorded an impairment charge of $17 million associated with the partial write-down of an advance deposit (included in other assets in the accompanying consolidated condensed financial statements) to a third-party foundry. Under the terms of the advance deposit, the third-party foundry would repay the deposit as wafers were purchased from the foundry during a specified time period. As a result of current and projected business conditions, management expects that purchases during the remaining term of the arrangement with this foundry will be insufficient to fully recover the advance deposit.

9. RESTRUCTURING CHARGES

During fiscal 2001, the Company announced a number of cost reduction initiatives to align its cost structure with the current business environment. The cost reduction initiatives include workforce reductions, temporary shutdowns of the Company's manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities, and salary reductions of 10% for the senior management team until the Company returns to profitability.

During the first nine months of fiscal 2001, the Company reduced its workforce by approximately 900 employees (through involuntary severance programs and attrition) and recorded restructuring charges of $8.6 million for costs of the workforce reduction and the consolidation of certain facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation and related costs. The actions reduced the Company's workforce in both the Personal Networking and Mindspeed Technologies segments, including approximately 700 employees in the Company's manufacturing operations.

Activity and liability balances related to the restructuring actions through June 30, 2001 are as follows (in thousands):

                                                                Facility
                                                  Workforce      closing
                                                 reductions     and other       Total
                                                 ----------     ---------      -------

        Charged to costs and expenses ......       $ 7,805        $ 800        $ 8,605
        Cash payments ......................        (4,893)         (98)        (4,991)
                                                   -------        -----        -------
        Restructuring balance, June 30, 2001       $ 2,912        $ 702        $ 3,614
                                                   =======        =====        =======

All of the amounts accrued for these actions are expected to be paid within one year. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operations, and are not expected to significantly impact the Company's liquidity.

                             CONEXANT SYSTEMS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest, net of amounts capitalized, was $22.8 million and $13.2 million for the nine months ended June 30, 2001 and 2000, respectively. Cash paid for income taxes for the nine months ended June 30, 2001 and 2000 was $4.4 million and $19.7 million, respectively.

Significant noncash transactions during the nine months ended June 30, 2001 and 2000 include income tax benefits of approximately $6.9 million and $166.2 million, respectively, resulting from employee stock transactions which were credited to additional paid-in capital. Also during the nine months ended June 30, 2001, the Company issued 6.9 million shares of common stock pursuant to earn-outs and under escrow or indemnity holdback provisions of the acquisition agreements related to businesses acquired in fiscal 2000. The additional consideration, valued at $66.8 million based on market prices at the time of resolution of the contingencies, was allocated to goodwill.

11. SEGMENT INFORMATION

The Company operates in two reportable segments: the Personal Networking business and Mindspeed Technologies, the Company's Internet infrastructure business. The Company evaluates segment performance based on segment operating income (loss) excluding amortization of intangible assets and special charges. Special charges excluded from segment operating income (loss) for the third quarter and first nine months of fiscal 2001 include asset impairments, restructuring charges, separation costs incurred in connection with the proposed separation of the Personal Networking and Mindspeed Technologies businesses and stock compensation costs, representing the amortization of the value of unvested in-the-money stock options assumed by Conexant in connection with certain business acquisitions.

The table below presents information about reported segments for the three months and nine months ended June 30 (in thousands):

                                                   Three months ended             Nine months ended
                                                         June 30,                      June 30,
                                                 -----------------------     ---------------------------
                                                   2001          2000            2001           2000
                                                 ---------     ---------     -----------     -----------

Net revenues:
Personal Networking .........................    $ 163,999     $ 375,207     $   578,173     $ 1,143,127
Mindspeed Technologies ......................       36,147       155,267         283,337         399,038
                                                 ---------     ---------     -----------     -----------

  Segment totals ............................    $ 200,146     $ 530,474     $   861,510     $ 1,542,165
                                                 =========     =========     ===========     ===========

Operating income (loss):
Personal Networking .........................    $(132,978)    $  26,124     $  (452,420)    $   131,382
Mindspeed Technologies ......................      (86,475)       45,131        (149,268)         81,895
                                                 ---------     ---------     -----------     -----------

  Segment totals ............................     (219,453)       71,255        (601,688)        213,277

Amortization of intangible assets ...........       85,307        55,861         251,651          83,603
Asset impairments ...........................      429,000            --         429,000              --
Restructuring charges .......................        1,027            --           8,605              --
Separation costs ............................        2,435            --          14,632              --
Stock compensation ..........................        2,585            --           7,291              --
Purchased in-process research and development           --        50,462              --         196,362
                                                 ---------     ---------     -----------     -----------
  Operating loss ............................    $(739,807)    $ (35,068)    $(1,312,867)    $   (66,688)
                                                 =========     =========     ===========     ===========

Segment operating income (loss) for the first nine months of fiscal 2001 includes inventory write-downs of $158.9 million and $82.2 million in the Personal Networking and Mindspeed Technologies segments, respectively.

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

OVERVIEW

Conexant is a worldwide leader in semiconductor system solutions for communications applications. Conexant leverages its expertise in mixed-signal processing to deliver integrated systems and semiconductor products which facilitate communications worldwide through wireline voice and data communications networks, cellular telephony systems and emerging cable, satellite and fixed wireless broadband communications networks. The Company operates in two business segments: the Personal Networking business and Mindspeed Technologies(TM), the Company's Internet infrastructure business.

Personal Networking designs, develops and sells semiconductor system solutions for mobile communications and broadband access applications. Personal Networking's products are sold into three general end-user product platforms:
Wireless Communications, Digital Infotainment and Personal Computing. Wireless Communications products are comprised of components, subsystems and system-level semiconductor solutions for wireless voice and data communication applications, including digital cellular handsets and base stations as well as advanced mobile terminals that support next-generation multimedia and high-speed web browsing. Digital Infotainment products include semiconductor solutions that perform communication and media processing functions within a variety of information and entertainment platforms, such as set-top boxes, PCs and gaming consoles. Personal Computing products include telephony-based communications solutions for PCs and other communications devices such as gaming consoles, web browsers, facsimile machines, multi-function peripherals and handheld devices.

Mindspeed Technologies designs, develops and sells semiconductor networking solutions that facilitate the aggregation, transmission and switching of data, video and voice from the edge of the Internet to linked metropolitan area networks and long-haul networks. Mindspeed Technologies' products, ranging from physical layer devices to higher layer network processors, are sold to infrastructure original equipment manufacturers ("OEMs") and can be classified into two general categories: access products and wide area network ("WAN") transport products. Access products include multi-service access gateway solutions, including voice-over-Internet protocol, and a broad family of multi-megabit digital subscriber line ("DSL") products that are used in a variety of network access platforms such as remote access concentrators, voice gateways, digital loop carriers, DSL access multiplexers and integrated access devices. WAN transport products, focused on packet-based optical networks, include T/E carrier, asynchronous transfer mode ("ATM") and synchronous optical networking ("SONET")/synchronous digital hierarchy ("SDH") transceivers, switch products, network processors and software subsystems. These solutions are used in a variety of network equipment, including high-speed routers, ATM switches, optical switches, add-drop multiplexers, digital cross-connect systems, and dense wave division multiplexer equipment.

The Company markets and sells its semiconductor products and system solutions directly to leading OEMs of communication electronics products and third-party electronic manufacturing service providers, and indirectly through electronic components distributors. Although no customer accounted for more than 10% of net revenues for the first nine months of fiscal 2001, the Company's top 20 customers accounted for 67% of net revenues for the period. Revenues derived from customers located in the Americas, Europe, Japan and the Asia-Pacific region were 34%, 14%, 6% and 46%, respectively, of the Company's net revenues for the first nine months of fiscal 2001.

RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

During the first nine months of fiscal 2001, the Company--like many of its customers and competitors--has been adversely impacted by a broad slowdown affecting the technology sector, including most of the communications electronics end-markets which the Company's products address. Personal Networking net revenues for the fiscal 2001 periods reflect continued deterioration in the digital cellular handset market resulting from lower subsidies of new digital cellular handsets by service providers and a slower transition to next-generation phones. Sales of broadband solutions were affected by slower than anticipated deployment of broadband services by system providers. Finally, weak consumer demand for PCs and related peripheral devices, fax machines and satellite set-top boxes led to lower sales of the Company's products for these applications. Net revenues in the Mindspeed Technologies business were affected by slowing investment in communications network capacity expansion by Internet service providers ("ISPs"), competitive local exchange carriers ("CLECs") and incumbent local exchange and inter-exchange carriers. In most cases, the effect of weakened end-customer demand was compounded by higher than normal levels of equipment and component inventories among the Company's OEM, subcontractor and distributor customers. The Company believes that these and other factors will continue to adversely affect its revenues in the near term.

The overall slowdown in the communications electronics markets has also impacted the Company's gross margins and operating income. The Company's cost of goods sold for the fiscal 2001 periods has been adversely affected by the significant underutilization of its manufacturing capacity. Cost of goods sold for the first nine months of fiscal 2001 reflects $241.1 million of inventory write-downs across the Company's product portfolio resulting from the sharply reduced end-customer demand for digital cellular handsets, set-top boxes, PC peripherals and Internet infrastructure equipment. In addition, during the first nine months of fiscal 2001, the Company recorded $23.0 million of additional provisions for uncollectible accounts receivable from certain slow-paying customers. The Company believes the underutilization of its manufacturing capacity, changes in its revenue mix and other factors will continue to adversely affect its gross margins and operating income in the near term.

Strategic Initiatives

The Company recently announced a number of strategic initiatives to focus investment and resources in the areas that best support the Company's strategic growth drivers--the mobile communications, broadband access and Internet infrastructure markets.

In the third quarter of fiscal 2001, the Company determined it would realign its manufacturing and procurement strategies to accelerate its transition from volume digital CMOS manufacturing to a fabless CMOS business model. The Company will discontinue advanced CMOS process technology development efforts beyond 0.13-micron capability, as well as further investments in CMOS manufacturing capacity. Conexant is in discussions with several current CMOS foundry partners and expects to enter into a broadened, long-term supply agreement covering the majority of its future CMOS wafer requirements.

In July 2001, the Company announced an agreement with SiRF Technology, Inc. ("SiRF"), a privately-held company focused on global positioning system ("GPS") applications, under which SiRF will obtain assets relating to the Company's GPS business in exchange for shares of SiRF stock. As a part of the agreement, Conexant will receive certain license rights to SiRF's GPS technology, and will retain rights to Conexant-developed GPS technology for use in mobile communications applications. This all-stock transaction is subject to the approval of SiRF's shareholders and customary regulatory approvals.

The Company is also exploring strategic alternatives for its digital imaging business, which includes CMOS image sensors and digital camera processors, and has had preliminary discussions with potential investors and buyers. The Company also intends to exit its board-level sub-assembly business and is currently examining the best alternative for removing its El Paso, Texas module assembly plant from its portfolio. Both of these actions are targeted for completion by December 31, 2001. However, there can be no assurance the Company will be successful in these efforts.

The decision to realign the Company's manufacturing and procurement strategies, combined with current and projected business conditions, resulted in the Company recording impairment charges during the third quarter of fiscal 2001 totaling $429 million to write down the carrying value of certain manufacturing assets in its Personal Networking segment.

Expense Reduction and Restructuring Initiatives

In March 2001, the Company announced a number of expense reduction and restructuring initiatives to align its cost structure with the current business environment. The cost reduction initiatives include workforce reductions, temporary shutdowns of the Company's manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities, and salary reductions of 10% for the senior management team until the Company returns to profitability.

Through the third quarter of fiscal 2001, the Company had reduced its workforce by approximately 900 employees. In July 2001, the Company announced an additional workforce reduction affecting approximately 450 employees. The workforce reductions are expected to be completed by September 2001. The Company anticipates that actions associated with its digital imaging business and its El Paso, Texas board-level sub-assembly business will bring the total workforce reduction to approximately 2,000 positions by December 31, 2001, a 25% reduction from March 2001 levels.

In April 2001, the Company idled its wafer fabrication facilities in Newport Beach and Newbury Park, California and its assembly and test facilities in Mexicali, Mexico for a two-week period. In the fourth quarter of fiscal 2001, the Company will again idle its wafer fabrication facilities for two weeks and has implemented a reduced work week at its Mexicali facility.

During the first nine months of fiscal 2001, the Company recorded restructuring charges of $8.6 million related to the workforce reductions completed through June 30, 2001 and the consolidation of certain facilities. In the fourth quarter of fiscal 2001, the Company expects to record additional restructuring charges in excess of $10 million principally related to the additional workforce reduction announced in July 2001. The Company's continuing business reassessment and expense reduction initiatives may require further charges for exit costs associated with its digital imaging business and its board-level sub-assembly business, or other actions.

Separation of Personal Networking and Mindspeed Technologies Businesses

In March 2001, the Company announced that its Board of Directors had approved in principle a revised plan for the separation of the Personal Networking and Mindspeed Technologies businesses. The separation is expected to be accomplished by the spin-off of the Personal Networking business to Conexant shareholders as a new company which will have the Conexant name. Although current business conditions have delayed the separation, the Company remains committed to completing the separation as soon as business and market conditions are clearly on a recovery path. The separation is also subject to the approval of the Company's shareholders and receipt of a ruling from the IRS that the spin-off will qualify as a tax-free distribution. The IRS ruling has been obtained. However, there can be no assurance that shareholder approval will be obtained, or that the separation will be successfully completed.

NET REVENUES

The following table summarizes the Company's net revenues by business segment:

                                                        Three months ended June 30,            Nine months ended June 30,
                                                     --------------------------------     -----------------------------------
                                                        2001       Change      2000         2001         Change       2000
                                                     ---------     ------    --------     ---------      ------    ----------
                                                                                 (in thousands)

Net revenues:
Personal Networking .............................    $ 163,999      (56)%    $375,207     $ 578,173       (49)%    $1,143,127
Mindspeed Technologies ..........................       36,147      (77)%     155,267       283,337       (29)%       399,038
                                                     ---------               --------     ---------                ----------
                                                     $ 200,146      (62)%    $530,474     $ 861,510       (44)%    $1,542,165
                                                     =========               ========     =========                ==========

As a percentage of Conexant's total net revenues:
Personal Networking .............................           82%                    71%           67%                       74%
Mindspeed Technologies ..........................           18%                    29%           33%                       26%

Personal Networking

The following table summarizes the net revenues of the Personal Networking segment by product category:

                                                       Three months ended June 30,            Nine months ended June 30,
                                                     --------------------------------     -----------------------------------
                                                        2001       Change      2000         2001         Change       2000
                                                     ---------     ------    --------     ---------      ------    ----------
                                                                                 (in thousands)

Net revenues:
Personal Computing (1) ..........................    $  75,558      (64)%    $211,576     $ 253,604       (60)%    $  640,254
Digital Infotainment ............................       35,875      (49)%      71,032       131,845       (38)%       211,298
Wireless Communications .........................       52,566      (43)%      92,599       192,724       (34)%       291,575
                                                     ---------               --------     ---------                ----------
                                                     $ 163,999      (56)%    $375,207     $ 578,173       (49)%    $1,143,127
                                                     =========               ========     =========                ==========

As a percentage of Conexant's total net revenues:
Personal Computing (1) ..........................           38%                    40%           30%                       41%
Digital Infotainment ............................           18%                    13%           15%                       14%
Wireless Communications .........................           26%                    18%           22%                       19%
                                                     ---------               --------     ---------                ----------
                                                            82%                    71%           67%                       74%
                                                     =========               ========     =========                ==========

(1) Includes revenues from products which were part of the former Personal Imaging product category.

Personal Computing product revenues for the fiscal 2001 periods reflect a decline in unit shipments of dial-up modem solutions resulting from weak consumer demand for PCs and related peripheral devices, and the excess channel inventory throughout the PC OEM product pipeline. Revenues from embedded modem solutions also decreased due to weak consumer demand during the first nine months of fiscal 2001 and the decision of a major OEM customer to exit the gaming console market.

Digital Infotainment product revenues declined due to lower demand for media processing products, including video encoders and decoders, as a result of the overall weakness in demand for consumer PCs and reduced demand for legacy low-speed modems used in satellite set-top box applications. Net revenues from the strategic broadband communications portfolio, including cable modems and satellite set-top box tuners and demodulators were similarly affected by lower consumer demand and high levels of component inventories at OEMs.

Wireless Communications product revenues reflect softer global demand for digital cellular handsets. Net revenues from digital cellular components, subsystems and system-level products, primarily for code division multiple access ("CDMA") applications, declined as a result of lower subsidies of new digital cellular handsets by service providers and a slower transition to next-generation phones. The Company also experienced lower sales volume from 900MHz digital cordless telephone chipsets.

Mindspeed Technologies

Net revenues for Mindspeed Technologies for the fiscal 2001 periods reflect the sharply lower demand for network equipment which has affected Mindspeed Technologies, its customers and its competitors. ISPs and CLECs have dramatically reduced their investment in network capacity expansion as their business models fail to generate sufficient cash flow. Incumbent local exchange carriers and inter-exchange carriers have also reduced their capital spending. Demand has been further affected by higher-than-normal levels of equipment and component inventories among many OEM, subcontractor and distributor customers. As a result, Mindspeed Technologies has experienced a steep decline in revenues from its AnyPort(TM) family of multi-service access processors and, to a lesser extent, its multi-megabit DSL products. The declines were partially offset by strong sales of optical networking, ATM and network processor products, used in network infrastructure equipment for metropolitan and optical backbone networks, during the first half of fiscal 2001.

GROSS MARGIN

                                         Three months ended June 30,                  Nine months ended June 30,
                                     -----------------------------------          ---------------------------------
                                       2001        Change         2000             2001       Change         2000
                                     ---------     ------       --------          ------      ------       --------
                                                                      (in thousands)

Gross margin..................       $(28,852)     (112)%       $248,289          $1,741      (99)%        $713,075
Percent of net revenues.......           nm                         47%             nm                        46%

nm = not meaningful

Cost of goods sold consists predominantly of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalties and other intellectual property costs, warranties and sustaining engineering expenses pertaining to products sold. Gross margins for the fiscal 2001 periods reflect the impact of lower revenues on a base of relatively fixed manufacturing support costs. Gross margins for the third quarter and first nine months of fiscal 2001 also reflect additional inventory write-downs of approximately $35.1 million and $241.1 million, respectively.

The inventory write-downs resulted from the sharply reduced end-customer demand for digital cellular handsets, set-top boxes, PC peripherals and Internet infrastructure equipment. The Company assesses the recoverability of inventories through an on-going review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. Inventory write-downs are recorded when the inventory on hand exceeds the demand forecast. Once established, these write-downs are considered permanent and are not reversed. Management does not currently anticipate that the excess inventory written down will be used at a later date based on the current demand forecast. During the first nine months of fiscal 2001, the Company sold an insignificant amount of the inventory that had been previously written down.

The Company anticipates that its gross margins in the near term will continue to be adversely affected by underutilization of its manufacturing facilities, lower quarterly revenues and other factors. The Company may also be affected by higher energy costs resulting from the electrical power shortages which recently occurred, and may occur in the future, in the state of California.

RESEARCH AND DEVELOPMENT

                                         Three months ended June 30,                 Nine months ended June 30,
                                      ----------------------------------        -----------------------------------
                                        2001        Change        2000            2001        Change         2000
                                      --------      ------      --------        --------      ------       --------
                                                                     (in thousands)

Research and development......        $117,128        10%       $106,017        $364,545        24%        $294,589
Percent of net revenues.......              59%                       20%             42%                        19%

The Company continues to focus its research and development ("R&D") investment principally in the areas of mobile communications, broadband access and Internet infrastructure. The increase in R&D expenses primarily reflects higher headcount and personnel-related costs of the Company's expanded development efforts and the accelerated launch of new products. As a result of the acquisition of two businesses and its recruiting programs, the Company increased its engineering team by more than 225 engineers since June 2000. As a result of the Company's recently-implemented cost reduction initiatives, R&D expenses in the third quarter of fiscal 2001 decreased by $11.8 million (9%) from the immediately preceding quarter.

SELLING, GENERAL AND ADMINISTRATIVE

                                          Three months ended June 30,                Nine months ended June 30,
                                       ---------------------------------        -----------------------------------
                                        2001        Change        2000            2001        Change         2000
                                       -------      ------       -------        --------      ------       --------
                                                                    (in thousands)

Selling, general and
  administrative                       $76,058         7%        $71,017        $246,175        20%        $205,209
Percent of net revenues.......              38%                       13%             29%                        13%

The increase in selling, general and administrative ("SG&A") expenses for the first nine months of fiscal 2001 compared to the comparable fiscal 2000 period primarily reflects the addition of the selling, marketing and administrative teams of the businesses acquired in fiscal 2000 and the expansion of the Company's sales and marketing organizations to support anticipated future sales growth. The increase also reflects the development of corporate infrastructure, including the Company's information systems, human resources and finance teams, partially in support of the planned separation of the Personal Networking and Mindspeed Technologies businesses. SG&A expenses for the third quarter and first nine months of fiscal 2001 also reflect provisions of approximately $10.1 million and $23.0 million, respectively, for uncollectible accounts receivable from certain slow-paying customers.

Excluding the effect of the additional provisions for uncollectible accounts, SG&A expenses decreased by $14.1 million (18%) during the third quarter of fiscal 2001 compared to the immediately preceding quarter, as a result of the Company's recently-implemented cost reduction initiatives. The Company expects SG&A expenses, excluding provisions for uncollectible accounts receivable, for the fourth quarter of fiscal 2001 to decrease from third-quarter levels as a result of its cost-reduction initiatives.

AMORTIZATION OF INTANGIBLE ASSETS

                                      Three months ended June 30,                Nine months ended June 30,
                                   ---------------------------------         ----------------------------------
                                     2001        Change        2000            2001        Change         2000
                                   -------       ------       ------         --------      ------       -------
                                                                  (in thousands)

Amortization of
   intangible assets               $85,307         nm         $55,861        $251,651        nm         $83,603

The higher amortization expense in the fiscal 2001 periods resulted from the ten business acquisitions completed during fiscal 2000. In connection with these acquisitions, the Company recorded an aggregate of $1.7 billion of identified intangible assets and goodwill. These assets are being amortized over their estimated lives (principally five years). Consequently, the Company expects to record amortization expense related to goodwill and intangible assets of approximately $340 million annually for five years.

The recently-issued Statement of Financial Accounting Standards No. 142, which the Company will be required to adopt not later than the first quarter of fiscal year 2003, will require the Company to cease amortizing goodwill against its results of operations, reducing annual amortization expense by approximately $280 million. However, the Company will be required to evaluate goodwill at least annually for impairment, and to write down the value of goodwill--with a charge against its results of operations--when the recorded value of goodwill exceeds its estimated fair value.

ASSET IMPAIRMENTS

During the third quarter of fiscal 2001, the Company recorded impairment charges totaling $429 million associated with manufacturing assets in its Personal Networking segment. During the third quarter, the Company determined it would realign its manufacturing and procurement strategies, accelerating its transition from volume digital CMOS manufacturing to a fabless CMOS business model. The Company will continue to use the wafer fabrication assets for specialty-process wafer manufacturing, as well as to meet a portion of its CMOS wafer requirements during its transition to a fabless CMOS business model. Over time, it is expected that the majority of the Company's requirements for CMOS wafers, previously manufactured internally, will be sourced from third-party foundries. Specialty-process wafer manufacturing (such as gallium arsenide and silicon germanium processes) will remain an important component of the Company's strategy.

The decision to realign the manufacturing and procurement strategies, combined with current and projected business conditions, resulted in the Company recording an impairment charge of $412 million to write down the carrying value ($516 million based on historical cost) of both of its wafer fabrication facilities and related machinery and equipment (the "wafer fabrication assets") to their estimated fair value. The Company determined the fair value of the wafer fabrication assets by discounting the cash flows expected to be generated from future manufacturing activities, using a discount rate management believes is commensurate with the risks involved. Management believes this discounted cash flow model represents a reasonable estimate of the fair value of the wafer fabrication assets. The write-down established a new cost basis for the wafer fabrication assets, which will be depreciated based upon new estimated useful lives ranging from one to six years. The Company expects the write-down of the wafer fabrication assets, net of the impact of using shorter estimated useful lives, will result in a reduction of annual depreciation expense by approximately $85 million.

Additionally, during the third quarter of fiscal 2001 the Company recorded an impairment charge of $17 million associated with the partial write-down of an advance deposit to a third-party foundry. Under the terms of the advance deposit, the third-party foundry would repay the deposit as wafers were purchased from the foundry during a specified time period. As a result of current and projected business conditions, management expects that purchases during the remaining term of the arrangement with this foundry will be insufficient to fully recover the advance deposit.

RESTRUCTURING CHARGES

During fiscal 2001, the Company announced a number of cost reduction initiatives to align its cost structure with the current business environment. The cost reduction initiatives include workforce reductions, temporary shutdowns of the Company's manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities, and salary reductions of 10% for the senior management team until the Company returns to profitability.

During the first nine months of fiscal 2001, the Company reduced its workforce by approximately 900 employees (through involuntary severance programs and attrition) and recorded restructuring charges of $8.6 million for costs of the workforce reduction and the consolidation of certain facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation and related costs. The actions reduced the Company's workforce in both the Personal Networking and Mindspeed Technologies segments, including approximately 700 employees in the Company's manufacturing operations.

Activity and liability balances related to the restructuring actions through June 30, 2001 are as follows (in thousands):

                                                     Facility
                                       Workforce      closing
                                       reductions    and other     Total
                                       ----------    ---------    -------

Charged to costs and expenses           $ 7,805       $ 800       $ 8,605
Cash payments                            (4,893)        (98)       (4,991)
                                        -------       -----       -------
Restructuring balance, June 30, 2001    $ 2,912       $ 702       $ 3,614
                                        =======       =====       =======

All of the amounts accrued for these actions are expected to be paid within one year. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operations, and are not expected to significantly impact the Company's liquidity. The Company anticipates that the restructuring actions taken during the first nine months of fiscal 2001, when fully implemented, will result in a cost savings of approximately $100 million annually.

In the fourth quarter of fiscal 2001, the Company expects to record additional restructuring charges in excess of $10 million principally related to an additional workforce reduction affecting approximately 450 positions announced in July 2001. The Company anticipates that actions associated with its digital imaging business and its El Paso, Texas board-level sub-assembly business will bring the total workforce reduction to approximately 2,000 positions by December 31, 2001, a 25% reduction from March 2001 levels. The Company's continuing business reassessment and expense reduction initiatives may require further charges for exit costs associated with its digital imaging business and its El Paso, Texas board-level sub-assembly business, or other actions.

SEPARATION COSTS

In the third quarter and first nine months of fiscal 2001, the Company incurred costs of approximately $2.4 million and $14.6 million, respectively, related to the previously-announced separation of the Company into two independent companies to operate its Personal Networking and Mindspeed Technologies business segments. The Company anticipates that it will incur additional costs in connection with its revised plan for the separation of the Personal Networking and Mindspeed Technologies businesses.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

During the first nine months of fiscal 2000, the Company recorded charges totaling $196.4 million for the fair value of purchased in-process research and development ("IPRD") in connection with the acquisitions of Maker Communications, Inc., Microcosm Communications Limited, Philsar Semiconductor Inc. and HotRail, Inc. The charges represent the estimated fair values of the portion of IPRD projects which had been completed at the time of the acquisitions.

DEBT CONVERSION COSTS

During the first quarter of fiscal 2001, approximately $255.1 million principal amount of the Company's 4-1/4% Convertible Subordinated Notes due 2006 were converted into approximately 11.0 million shares of common stock at a cost to the Company of $42.6 million.

OTHER INCOME (EXPENSE), NET

                                     Three months ended June 30,                 Nine months ended June 30,
                                  ----------------------------------        -----------------------------------
                                    2001         Change        2000            2001        Change         2000
                                  --------       ------       ------        ---------      ------        ------
                                                                  (in thousands)

Other income (expense), net...    $(4,766)         nm         $2,082        $(10,143)        nm          $3,592

Other expense, net for the third quarter of fiscal 2001 is comprised primarily of a $4.1 million write-off of costs related to its terminated credit facility and interest expense, net of interest income on invested cash balances. Other expense, net for the first nine months of fiscal 2001 reflects a $4.1 million write-off of the credit facility costs, a $5.0 million write-down of certain non-marketable investments, which management determined to be permanently impaired, and net interest expense on the Company's convertible subordinated notes. Other income, net for the fiscal 2000 periods reflects net interest income principally due to lower amounts of debt outstanding during the periods.

PROVISION (BENEFIT) FOR INCOME TAXES

For the first nine months of fiscal 2001, the Company recorded an income tax benefit of $151.8 million, which reflects the value of the Company's net loss to reduce its income taxes, net of the impact of non-deductible debt conversion costs and amortization of intangible assets, through the second quarter of fiscal 2001. As a result of the large operating losses and the asset write-offs incurred during the third quarter of fiscal 2001 and the diminished visibility of future operating results, the Company has determined that it is more likely than not that the additional income tax benefits which arose during the quarter will not be realized. Consequently, the Company recognized no income tax benefit for losses incurred in the third quarter of fiscal 2001, recording a valuation allowance in the full amount of the deferred income tax assets generated. As of June 30, 2001, the Company's deferred income tax assets are recorded net of a valuation allowance of $244.8 million. The Company does not expect to recognize any income tax benefits relating to operating losses until management believes that such benefits are more likely than not to be realized. Consequently, the Company expects its effective income tax rate will be approximately 0% for the next several quarters.

For the first nine months of fiscal 2000, the Company recorded a provision for income taxes of $70.7 million, which reflects the effect of non-deductible charges for IPRD and amortization of intangible assets relating to acquisitions completed during the period.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

During the first quarter of fiscal 2001, the Company purchased $35.0 million principal amount of its 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in a gain of $11.7 million. Such gain has been presented in the accompanying consolidated condensed statement of operations as an extraordinary item, net of income taxes of $4.4 million.

ADJUSTED EARNINGS

Adjusted income (loss) before extraordinary item and adjusted income (loss) per share before extraordinary item exclude the amortization of intangible assets and special charges. Special charges excluded from the fiscal 2001 periods include asset impairments, restructuring charges, separation costs, the write-off of terminated credit facility costs, the write-down of certain investments, debt conversion costs and stock compensation costs (representing the amortization of the value of unvested in-the-money stock options assumed by Conexant in connection with certain business acquisitions). In addition, adjusted loss before extraordinary item for the first nine months of fiscal 2001 includes a 36% income tax benefit for the period prior to the third quarter of fiscal 2001. These measures of earnings are not in accordance with, or an alternative for, generally accepted accounting principles and may not be consistent with measures used by other companies. However, the Company believes these measures of earnings provide its investors additional insight on its underlying operating results and the Company uses these measures internally to evaluate its operating performance.

Adjusted income (loss) before extraordinary item and adjusted income (loss) per share before extraordinary item is calculated as follows (in thousands, except per share data):

                                                   Three months ended           Nine months ended
                                                        June 30,                    June 30,
                                                 ----------------------     -------------------------
                                                   2001          2000          2001           2000
                                                 ---------     --------     -----------     ---------

Loss before extraordinary item ..............    $(744,940)    $ (53,321)    $(1,213,811)    $(133,832)
Amortization of intangible assets ...........       85,307        55,861         251,651        83,603
Asset impairments ...........................      429,000            --         429,000            --
Restructuring charges .......................        1,027            --           8,605            --
Separation costs ............................        2,435            --          14,632            --
Stock compensation ..........................        2,585            --           7,291            --
Write-off of terminated credit facility costs        4,146            --           4,146            --
Debt conversion costs .......................           --            --          42,584            --
Write-down of investments ...................           --            --           5,000            --
Purchased in-process research and development           --        50,462              --       196,362
Income taxes ................................           --        (1,457)        (14,409)        5,873
                                                 ---------     ---------     -----------     ---------
    Adjusted income (loss)
       before extraordinary item ............    $(220,440)    $  51,545     $  (465,311)    $ 152,006
                                                 =========     =========     ===========     =========

Adjusted income (loss) per share
 before extraordinary item:
  Basic .....................................    $   (0.89)    $    0.24     $     (1.92)    $    0.74
  Diluted ...................................    $   (0.89)    $    0.22     $     (1.92)    $    0.66
Shares used per share computation:
  Basic .....................................      246,777       218,249         242,138       206,735
  Diluted ...................................      246,777       248,491         242,138       239,123

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $210.3 million for the first nine months of fiscal 2001, compared to cash provided by operating activities of $141.6 million for the similar period in fiscal 2000. Operating cash flows for the fiscal 2001 period reflect the Company's net loss of $1.2 billion offset by non-cash charges (depreciation and amortization, asset impairments, provisions for inventory write-downs and other) of $1.0 billion, and net increases in the non-cash components of working capital of $5.6 million.

The fiscal 2001 working capital increases include a $239.9 million decrease in net receivables, principally due to lower quarterly sales. The Company's allowance for doubtful accounts increased by $12.5 million during the fiscal 2001 period, resulting from additional reserves taken for certain slow-paying accounts. The working capital increases also include a $62.7 million increase in net inventories, before the effect of inventory write-downs of $241.1 million. The additional inventory write-downs resulted from sharply reduced end-customer demand for digital cellular handsets, set-top boxes, PC peripherals and Internet infrastructure equipment. The working capital increase also reflects a reduction of accounts payable of $137.4 million and a decrease in accrued expenses and other current liabilities of $26.1 million resulting from lower materials purchases and decreased capital spending.

Cash used in investing activities of $421.9 million during the first nine months of fiscal 2001 included net purchases of marketable securities totaling $168.8 million. Capital expenditures totaled $149.3 million during the fiscal 2001 period, primarily for continued investment in production and test facilities and corporate information systems. As a part of its expense reduction initiatives, the Company has reduced capital expenditures to $30.5 million in the third quarter of fiscal 2001. In addition, the Company made payments for investments, advances and acquisitions totaling $103.8 million, including a vendor advance of $75.0 million and $16.1 million of equity investments, principally in early-stage communications technology companies. The vendor advance was made pursuant to an agreement under which the Company receives foundry capacity to meet current production requirements and to support anticipated future growth. Cash used in investing activities during the fiscal 2000 period consisted of routine capital expenditures of $232.1 million, payments for investments, advances and acquisitions totaling $173.9 million, and net sales of marketable securities of $3.1 million.

Cash used in financing activities of $51.7 million during the first nine months of fiscal 2001 principally consisted of $65.0 million paid in connection with the conversion and repurchase of a portion of the Company's convertible subordinated notes. During the period, approximately $255.1 million principal amount of the Company's 4-1/4% Convertible Subordinated Notes due 2006 were converted into approximately 11.0 million shares of common stock, at a cost to the Company of $42.6 million. Also during the period, the Company purchased $35.0 million principal amount of its 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in an extraordinary gain of $11.7 million. These costs were partially offset by proceeds of $13.3 million from the exercise of stock options. Cash provided by financing activities during the fiscal 2000 period consisted of net proceeds from the issuance of $650 million principal amount of 4% Convertible Subordinated Notes due 2007 and proceeds from the exercise of stock options of $94.7 million.

The Company's principal sources of liquidity are its existing cash reserves and available-for-sale marketable securities and cash generated from operations. Combined cash and cash equivalents and marketable securities at June 30, 2001 totaled $377.5 million compared to $944.4 million at September 30, 2000. Working capital at June 30, 2001 was approximately $595.7 million compared to $1.3 billion at September 30, 2000. The overall working capital decrease principally reflects cash used in operations and cash payments for capital expenditures, investments and advances, and cash paid in connection with reducing the amounts of the Company's long-term debt.

As a result of its recent operating losses, the Company was not in compliance with certain covenants under its $475 million credit facility which required it to meet certain financial ratios tied to its consolidated EBITDA. Following a period of negotiations between the Company and the lenders under the credit facility, the parties terminated the credit facility effective as of May 8, 2001. The Company had no borrowings outstanding under the credit facility since June 1999.

While the recent dramatic changes in end-user demand and the continued high levels of channel inventories have reduced visibility into future demand, the Company expects that these and other factors will continue to affect its revenues in the near term. The Company also believes that ongoing underutilization of its manufacturing capacity will adversely affect its gross margin and operating profit. Consequently, the Company anticipates that it will continue to experience negative cash flows from operations in the near term. During fiscal 2001, the Company announced a number of expense reduction initiatives, including workforce reductions, temporary shutdowns of the Company's manufacturing facilities, the consolidation of certain facilities, and salary reductions of 10% for senior management. The Company has also reduced its planned capital expenditures based upon its current revenue outlook.

The Company believes that its existing sources of liquidity, along with cash expected to be generated from future operations, will be sufficient to fund operations, research and development efforts, and anticipated capital expenditures for the next twelve months. Although reduced capital expenditures are a key component of the Company's realigned manufacturing and procurement strategy, the Company will need to continue a focused program of capital expenditures to sustain its current manufacturing capabilities during the transition to a fabless CMOS business model and in connection with its continued efforts in specialty-process wafer manufacturing. The Company may also consider acquisition opportunities to extend its technology portfolio and design expertise and to expand its product offerings. In order to fund renewed capital expenditures or complete any acquisitions, the Company may seek to obtain additional debt financing or issue additional shares of its common stock. However, there can be no assurance that such financing will be available on terms favorable to the Company, or at all.

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

Our net revenues for the first nine months of fiscal 2001 were $861.5 million compared to $1.5 billion for the comparable fiscal 2000 period due to sharply reduced end-customer demand in many of the communications electronics end-markets which our products address. We incurred a loss (before an extraordinary gain) of $1.2 billion for the first nine months of fiscal 2001.

During fiscal 2001, we announced a number of expense reduction initiatives and a comprehensive business reassessment focused on leveraging our core capabilities and aligning resources with our highest-growth, highest-margin market opportunities. The expense reduction initiatives include workforce reductions, temporary shutdowns of our manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities, and salary reductions of 10% for our senior management team until we return to profitability. However, these expense reduction initiatives alone will not return us to profitability. We expect that reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term and we anticipate incurring additional losses through fiscal 2001. In order to return to profitability, we must achieve substantial revenue growth and we currently face an environment of uncertain demand in the markets our products address. We cannot assure as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

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

During the late 1990's and extending into 2000, the semiconductor industry in general, and communications applications in particular, enjoyed unprecedented growth, benefiting from the rapid expansion of the Internet and other communication services worldwide. During the first nine months of fiscal 2001, we--like many of our customers and competitors--were adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our communications semiconductor products and system solutions. The impact of weakened end-customer demand has been compounded by higher than normal levels of equipment and component inventories among our original equipment manufacturer, or OEM, subcontractor and distributor customers. As a result of this sharply reduced demand across our product portfolio, we recorded $241.1 million of inventory write-downs in the first nine months of fiscal 2001. We expect that reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term.

In addition, the current environment of weak end-customer demand and high levels of channel inventories has, in some cases, led to delays in payments for our products. During the first nine months of fiscal 2001, we recorded $23 million of additional provisions for uncollectible accounts receivable from certain slow-paying customers. In the event that our customers delay payments to us, or are unable to pay amounts owed to us, we may incur additional losses on our accounts receivable.

Demand in each of the communications electronics end-markets which our products address is subject to a unique set of factors, and a downturn in demand affecting one market may be more pronounced, or last longer, than a downturn affecting another of our markets. In particular, we expect that demand for the products sold by our Mindspeed Technologies business, which are incorporated into telecommunications and data communications infrastructure equipment, may recover more slowly than demand for products offered by our Personal Networking business, which are ultimately sold to individual consumers in applications such as personal computers and digital cellular handsets.

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

A number of our competitors have combined with each other and consolidated their businesses, including the consolidation of competitors with our customers. This is attributable to a number of factors, including the high-growth nature of the communications electronic industry and the time-to-market pressures on suppliers to decrease the time required for product conception, research and development, sampling and production launch before a product reaches the market. This consolidation trend is expected to continue, since investments, alliances and acquisitions may enable semiconductor suppliers, including us and our competitors, to augment technical capabilities or to achieve faster time-to-market for their products than would be possible solely through internal development.

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

     o    overall market acceptance of our products.

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

We may be unable to make the substantial research and development investments required to remain competitive in our business.

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

We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance, given, among other things, the significant use of equity-based compensation by our competitors and us. The loss of the services of one or more of our key employees, including Dwight W. Decker, our Chairman and Chief Executive Officer, or certain key design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors, some of whom have rights to return unsold products to us. Sales to distributors accounted for approximately 19% of fiscal 2000 net revenue and 29% of net revenue in the first nine months of fiscal 2001. We routinely purchase inventory based on estimates of customer demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

Recently, the communications electronics markets which we address have been characterized by dramatic changes in end-user demand and continued high levels of channel inventories which have reduced visibility into future demand for our products. We expect that these and other factors will continue to affect our revenues in the near term. As a result of sharply reduced demand across our product portfolio, we recorded $241.1 million of inventory write-downs in the first nine months of fiscal 2001.

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

Our operating results are highly dependent upon our ability to produce integrated circuits at acceptable manufacturing yields. Our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities or those of our subcontractors. These disruptions may include labor strikes, work stoppages, electrical power outages, fire, earthquake, flooding or other natural disasters. These disruptions could cause significant delays in shipments until we could shift the products from an affected facility or subcontractor to another facility or subcontractor.

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

Other wafer manufacturing processes we use, including the silicon germanium process, are also highly specialized. In the event of a disruption at our Newport Beach, California wafer fabrication facility, we may be required to seek alternate production capacity from third-party sources. These processes are available from a limited number of third-party sources, including a foundry partner to whom we recently licensed our silicon germanium process technology. We cannot assure you that we would be able to obtain adequate external wafer manufacturing capacity on favorable terms, or at all.

Our long-term revenue growth is also dependent on our ability to achieve a balance of internal and external manufacturing capacity, including wafer production capacity. During times when the semiconductor industry is experiencing an excess of wafer fabrication capacity, we are at a relative disadvantage when compared to some of our competitors who rely primarily on outside foundries because our wafer fabrication facilities require substantial fixed costs and investment. We recently decided to realign our manufacturing and procurement strategies, accelerating our transition from volume digital CMOS manufacturing to a fabless CMOS business model. Over time, it is expected that the majority of our requirements for CMOS wafers, previously manufactured internally, will be sourced from third-party foundries. Specialty-process wafer manufacturing (such as gallium arsenide and silicon germanium processes) will remain an important component of our strategy. To complete our transition to a fabless CMOS business model, we must secure additional external CMOS wafer manufacturing capacity and we may enter into additional long-term supply arrangements with foundry partners. We cannot assure you that we will be successful in implementing any of these alternatives.

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

Under our realigned manufacturing strategy, we will be increasingly dependent upon third parties for the manufacture, assembly and test of our products.

As we transition to a fabless CMOS business model, we will obtain an increasing portion of our CMOS wafer requirements from outside wafer fabrication facilities, known as foundries. To a lesser extent, we also rely upon third-party foundries to supplement our specialty-process wafer manufacturing capacity. There are significant risks associated with our reliance on third-party foundries, including:

     o the lack of ensured wafer supply, potential wafer shortages and higher wafer prices;

     o limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs; and

     o the unavailability of, or delays in obtaining, access to key process technologies.

Third-party foundries may allocate their limited capacity to the production requirements of other customers that are larger and better financed than we. If we choose to use a new foundry, it typically takes several months to complete the qualification process before we can begin shipping products from the new foundry. The foundries we use may experience financial difficulties or suffer damage or destruction to their facilities, particularly since many of them are located in earthquake zones. If these events or any other disruption of wafer fabrication capacity occur, we may not have a second manufacturing source immediately available. We may therefore experience difficulties or delays in securing an adequate supply of our products, which could impair our ability to meet our customers' needs and have a material adverse effect on our operating results.

In addition, the highly complex and technologically demanding nature of semiconductor manufacturing has caused foundries to experience from time to time lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Lower than anticipated manufacturing yields may affect our ability to fulfill our customers' demands for our products on a timely and cost-effective basis.

Third-party subcontractors also assemble and test a substantial portion of our products. Because we rely on others to assemble and test our products, we are subject to many of the same risks as are described above with respect to independent wafer fabrication facilities.

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

The electric utility industry in California, where we maintain the majority of our manufacturing operations, has recently been affected by supply shortages which have led to electric power outages and increased electric power costs. If our California operations were to shut down due to lack of electric power for extended periods, we may be unable to meet customers' delivery schedules, thereby adversely affecting our revenue. In addition, our California operations may experience increased operating expenses due to inefficiencies resulting from irregular interruptions in electric power supply, including costs to access or operate backup power sources during such interruptions. We are unable to predict whether electric power outages in California will occur in the future, or how supply shortages may affect our cost of electric power. To the extent electric power outages do occur and our operations experience power outages and/or increases in their cost of electric power, our business could be adversely affected.

We must incur significant capital expenditures for manufacturing technology and equipment to remain competitive.

The semiconductor industry is highly capital intensive. Semiconductor manufacturing requires a constant upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. Although reduced capital expenditures are a key component of our realigned manufacturing and procurement strategy, we will need to continue a focused program of capital expenditures to sustain our current manufacturing capabilities during our accelerated transition to a fabless CMOS business model and in connection with our continued efforts in specialty-process wafer manufacturing.

We have made substantial capital expenditures and installed significant production capacity to support new technologies and increased production volume. We made capital expenditures during fiscal 2000 of approximately $315 million, compared to approximately $214 million during fiscal 1999. We expect our capital expenditures for fiscal 2001 will total approximately $165 million.

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

     o    amortization expenses related to intangible assets; and

     o    the diversion of management's attention from other business concerns.

In fiscal 2000, we recorded charges of $215.7 million for purchased in-process research and development and amortization expenses of $160.2 million for acquisition-related intangible assets, principally related to the ten acquisitions we completed in fiscal 2000. As a result of these acquisitions, we expect to record amortization expense related to goodwill and intangible assets of approximately $340 million annually for five years. A recent new accounting standard, which we will be required to adopt not later than the first quarter of our fiscal year 2003, will require us to cease amortizing goodwill against our results of operations, reducing our annual amortization expense by approximately $280 million. However, we will be required to evaluate goodwill at least annually for impairment, and to write down the value of goodwill--with a charge against our results of operations--when the recorded value of goodwill exceeds its estimated fair value.

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

Our $475 million credit facility was terminated in May 2001. We did not use it to fund our operations, but it was a source of stand-by liquidity. We believe that cash flows from operations, existing cash reserves and available-for-sale marketable securities will be sufficient to satisfy our research and development, capital expenditure, working capital and other financing requirements for the next twelve months. However, we cannot assure you that this will be the case. We may need to obtain alternate sources of financing, such as another credit facility, in the future. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

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

For fiscal 2000 and the first nine months of fiscal 2001, approximately 70 percent and 66 percent, respectively, of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific and European countries. In addition, we have facilities and suppliers located outside the United States, including our assembly and test facility in Mexicali, Mexico and third-party foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

Our past operating performance has been impacted by adverse economic conditions in the Asia-Pacific region, which have increased the uncertainty with respect to the long-term viability of certain of our customers and suppliers in the region. Sales to customers in Japan and other countries in the Asia-Pacific region, principally Taiwan, South Korea and Hong Kong, represented approximately 57 percent and 52 percent, respectively, of our net revenues in fiscal 2000 and the first nine months of fiscal 2001.

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

We use a variety of chemicals in our manufacturing operations and are subject to a wide range of environmental protection regulations in the United States and Mexico. While we have not experienced any material adverse effect on our operations as a result of such regulations, we cannot assure you that current or future regulations would not have a material adverse effect on our business, financial condition and results of operations.

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

We have been designated as a potentially responsible party at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the semiconductor systems business of Rockwell. The site was also formerly occupied by Recticon Corporation and Allied Steel Products Corporation, each of whom has also been named as a potentially responsible party and each of whom is insolvent. We have accrued approximately $2.0 million at June 30, 2001 for the cost of groundwater remediation, including installation of a public water supply line and groundwater pump and treatment system, as well as routine groundwater sampling. In addition, we are engaged in two other remediations of groundwater contamination at our Newport Beach and Newbury Park, California facilities for which we have accrued approximately $2.3 million for the costs of remediation at June 30, 2001. Pursuant to our agreement with Rockwell, we have assumed liabilities in respect of environmental matters related to current and former operations of Conexant.

Our management team may be subject to a variety of demands for its attention.

Our management currently faces a variety of challenges, including the implementation of our strategic manufacturing realignment, the implementation of our expense reduction and restructuring initiatives, the integration of recently-acquired businesses and the anticipated separation of the Personal Networking and Mindspeed Technologies businesses. While we believe that we have sufficient management resources to execute each of these initiatives, we cannot assure you that we will have these resources or that our initiatives will be successfully implemented.

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


CAUTIONARY STATEMENT

This Quarterly Report contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by the Company's and its customers' products; demand for and market acceptance of new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property; the successful implementation of the Company's strategic manufacturing realignment, expense reduction and restructuring initiatives; the successful separation of the Company's Mindspeed Technologies and Personal Networking businesses; labor relations of the Company, its customers and suppliers; the ability to attract and retain qualified personnel; maintaining a consistent and reliable source of energy; and the uncertainties of litigation, as well as other risks and uncertainties including those set forth herein and those detailed from time to time in the Company's filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2001, the carrying value of the Company's cash and cash equivalents approximated fair value. The Company's marketable debt securities (consisting of corporate and government securities) principally have remaining terms of in excess of one year. Consequently, such securities are subject to interest rate risk. Marketable equity securities consist of an equity investment in a semiconductor company, initially made for the promotion of business and strategic objectives, which is subject to equity price risk.

All of the Company's marketable securities are classified as available for sale and, as of June 30, 2001, unrealized gains of $16.1 million (net of related income taxes of $9.3 million) on these securities are included in accumulated other comprehensive income. A 10% adverse change in equity prices would result in an approximate $3.9 million decrease in the fair value of the Company's marketable equity securities as of June 30, 2001.

The Company's long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, the Company does not have significant cash flow exposure on its long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of the Company's common stock.

The following table shows the fair values of the Company's investments and long-term debt as of June 30, 2001 (in thousands):

                                             Carrying Value     Fair Value
                                             --------------     ----------

Cash and equivalents ..................         $147,161         $147,161
Marketable debt securities ............          191,808          191,808
Marketable equity securities (including
   unrealized gains of $23.1 million) .           38,518           38,518
Long-term debt ........................          709,849          344,630

The Company transacts business in various foreign currencies and is subject to certain foreign exchange risks, principally arising from customer accounts receivable at its Japanese subsidiary which are denominated in yen. At June 30, 2001, such receivables totaled approximately $9.8 million. The Company is also subject to foreign exchange risks relating to certain purchase commitments, principally denominated in euros. The Company has established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain of its foreign currency transaction exposures (principally to the euro and the Japanese yen). Under this program, the Company seeks to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate its overall risk of foreign transaction gains and losses. The Company does not enter into forward contracts for speculative or trading purposes.

The table below provides information about the Company's foreign currency forward exchange contracts as of June 30, 2001. The table presents the notional amounts (the U.S. dollar equivalent, based on the contract exchange rates) and the contract foreign currency exchange rates.

                                Notional     Contract Rate     Estimated
                                 Amount       Per US$1.00      Fair Value
                                --------     -------------     ----------
                                         (dollars in thousands)

Buy (Sell):
  Euro ................         $ 10,927         0.917          $(858)
  Japanese yen.........         $(12,577)        121.3          $ 276

Based on the Company's overall currency rate exposure at June 30, 2001, a 10 percent change in currency rates would not have a significant effect on the consolidated financial position, results of operations or cash flows of the Company.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On July 29, 1991, Shumpei Yamazaki filed suit against a Japanese subsidiary of Rockwell in the Tokyo District Court, Twenty-ninth Civil Division for patent infringement relating to Conexant's facsimile modem chipsets seeking 685 million yen (approximately $5.5 million based on the exchange rate on July 27, 2001) plus court costs. In October 1998, the District Court rendered its decision dismissing the suit against Conexant, from which decision Mr. Yamazaki appealed. On April 12, 1999, Mr. Yamazaki presented his position, as well as additional causes of action at the first portion of the appellate hearing. The Tokyo High Court rejected Mr. Yamazaki's additional claims and set the calendar for appellate hearings. The three-judge Tokyo High Court panel has heard argument on damages. Conexant and Mr. Yamazaki are in settlement discussions, but until a formal settlement has been reached Conexant will continue to vigorously defend this action.

On May 30, 1997, Klaus Holtz filed suit against Rockwell in the U.S. District Court for the Northern District of California for patent infringement relating to Conexant's modem products utilizing the V.42bis standard for data compression. On September 30, 1998, the Court barred any alleged damages arising before May 30, 1997. On December 17, 1998, the Court issued an order construing the claims of the patent. Conexant filed a motion for Summary Judgment of Non-Infringement on February 22, 1999. A hearing was held thereon on June 14, 1999. On October 25, 1999, the Court found in favor of Conexant and the case was dismissed. On July 10, 2000, the District Court granted Conexant's motion to declare the case an exceptional case under 35 U.S.C. 285, and awarded Conexant $250,000. Mr. Holtz filed a notice of appeal to the court of appeals for the Federal Circuit, challenging the District Court's findings on claim construction, non-infringement and laches. Conexant began collection efforts on the approximately $275,000 owed to Conexant by Mr. Holtz as a result of the litigation so far. On August 22, 2000, Mr. Holtz filed for bankruptcy protection under Chapter 7 of the bankruptcy laws in the State of California. The Federal Circuit appeals were placed under the control of the trustee in bankruptcy, and were stayed pending resolution of the bankruptcy. Conexant has reached an agreement with the bankruptcy trustee, wherein Mr. Holtz' appeals against Conexant will be dismissed and Conexant will receive a license under Mr. Holtz' patents. This agreement is subject to, and the Company is waiting for, approval of the Bankruptcy Court.

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

ITEM 2. CHANGES IN SECURITIES

In January 2001, the Company issued 143,268 shares of its common stock to the shareholders of Applied Telecom, Inc. pursuant to an earn-out in connection with the acquisition by the Company of Applied Telecom, Inc. The issuance of shares was pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The holders of such shares have been granted certain registration rights.

In July 2001, the Company issued 144,740 shares of its common stock to the shareholders of Applied Telecom, Inc. pursuant to an earn-out in connection with the acquisition by the Company of Applied Telecom, Inc. The issuance of shares was pursuant to an exemption from registration under Section 4(2) of the Securities Act. The holders of such shares have been granted certain registration rights.

In April 2001, the Company issued 1,982,735 shares of its common stock to the shareholders and options to purchase 334,827 shares of its common stock to the optionholders of Microcosm Communications Ltd. under an indemnity holdback in connection with the acquisition by the Company of Microcosm Communications Ltd. The issuance of shares and options was pursuant to exemptions from registration under Regulation S and Section 4(2) of the Securities Act. The holders of such shares and options have been granted certain registration rights. On May 30, 2001, the Company filed a registration statement on Form S-3 (Registration No. 333-61912) with the Securities and Exchange Commission registering the resale of these shares by the holders thereof and the issuance of shares upon exercise of the options. This registration statement was declared effective by the Securities and Exchange Commission on June 8, 2001.

In June 2001, the Company issued 3,507,123 shares of its common stock to the shareholders and options to purchase 593,476 shares of its common stock to the optionholders of Microcosm Communications Ltd. pursuant to an earn-out in connection with the acquisition by the Company of Microcosm Communications Ltd. The issuance of shares and options was pursuant to exemptions from registration under Regulation S and Section 4(2) of the Securities Act. The holders of such shares and options have been granted certain registration rights.

In June 2001, the Company issued 75,000 shares of its common stock in connection with its acquisition of a recently-organized company which develops communications semiconductor products. The issuance of shares was pursuant to an exemption from registration under Regulation S of the Securities Act. The holder of such shares has been granted certain registration rights.

The Company received no cash proceeds from the issuances of these securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

        12        Statement re: Computation of Ratios

(b)  Reports on Form 8-K

     Report on Form 8-K filed May 29, 2001, with respect to pro forma financial statements of the Company in connection with its acquisition of Maker Communications, Inc. (Items 5 and 7).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CONEXANT SYSTEMS, INC.
                                            (Registrant)



Date: August 9, 2001                        By /s/ Balakrishnan S. Iyer
                                               ---------------------------------
                                                   Balakrishnan S. Iyer
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (principal financial officer)



Date: August 9, 2001                        By /s/ J. Scott Blouin
                                               ---------------------------------
                                                   J. Scott Blouin
                                                   Senior Vice President and
                                                   Chief Accounting Officer
                                                   (principal accounting
                                                   officer)

                                  EXHIBIT INDEX

Exhibit
Number              Description
------              -----------

  12         Statement re: Computation of Ratios