Form 10-K405
period 2001-09-30
CONEXANT SYSTEMS INC
filed 2001-12-04
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001*

Commission file number: 000-24923

CONEXANT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	25-1799439 (I.R.S. Employer Identification No.)

4311 Jamboree Road, Newport Beach, California (Address of principal executive offices)	92660-3095 (Zip code)

Registrant’s telephone number, including area code: (949) 483-4600

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Par Value Per Share
(including associated Preferred Share Purchase Rights)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based on the closing price as reported on the Nasdaq National Market on November 23, 2001) was approximately $3.5 billion. Shares of voting stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of November 23, 2001 was 254,814,295.

Documents Incorporated by Reference

     Portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareowners to be held on February 27, 2002, are incorporated by reference into Part III of this Form 10-K.

*	For presentation purposes of this Form 10-K, references made to the September 30, 2001 period relate to the actual fiscal year ended September 28, 2001.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains statements relating to future results of Conexant Systems, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products; demand for and market acceptance of new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; pricing pressures and other competitive factors; changes in our product mix; fluctuations in manufacturing yields; product obsolescence; our ability to develop and implement new technologies and to obtain protection of the related intellectual property; the successful implementation of our strategic manufacturing realignment, expense reduction and restructuring initiatives; the successful separation of our Mindspeed Technologies™ and Personal Networking businesses; our labor relations and those of our customers and suppliers; our ability to attract and retain qualified personnel; the safety and security of our employees and of our facilities; and the uncertainties of litigation, as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Mindspeed Technologies™, AccessRunner™, AnyPort™, iScale™, ZipWireMulti™ and ZipWirePlus™ are trademarks of Conexant Systems, Inc. Other brands, names and trademarks contained in this Annual Report are the property of their respective owners.

PART I

Item 1. Business

General

Conexant Systems, Inc. (“we”, “Conexant” or the “Company”) is a worldwide leader in semiconductor system solutions for communications applications. Our expertise in mixed-signal processing allows us to deliver integrated systems and semiconductor products which facilitate communications worldwide through wireline voice and data communications networks, cellular telephony systems and emerging cable, satellite and fixed wireless broadband communications networks. We operate in two business segments: the Personal Networking business and Mindspeed Technologies™, our Internet infrastructure business.

On December 31, 1998, we became an independent publicly-held company when Rockwell International Corporation (Rockwell) spun off the Company, then a wholly-owned subsidiary of Rockwell, by means of a distribution (the Distribution) of all the outstanding shares of our common stock to the shareholders of Rockwell in a tax-free spin-off. Prior to the Distribution, the Company (formerly named Rockwell Semiconductor Systems, Inc.), together with certain other subsidiaries of Rockwell, operated Rockwell’s semiconductor systems business (Semiconductor Systems). As part of the Distribution, Rockwell transferred to us the assets and liabilities of Semiconductor Systems not already owned by us, including the stock of certain subsidiaries, and we transferred to Rockwell all assets and liabilities not constituting part of Semiconductor Systems, including all assets and liabilities of Rockwell’s electronic commerce business. We were incorporated as Rockwell Semiconductor Systems, Inc. in Delaware on September 16, 1996, and changed our name to Conexant Systems, Inc. on October 14, 1998. All references herein to us, Conexant or the Company for periods prior to the Distribution include Semiconductor Systems.

During fiscal 2001, we—like many of our customers and competitors—were adversely impacted by a broad slowdown affecting the technology sector, including most of the communications electronics end-markets that our products address. Our net revenues for fiscal 2001 were $1.1 billion compared to $2.1 billion for fiscal 2000. We incurred a net loss of $1.4 billion for fiscal 2001.

Fiscal 2001 net revenues for our Personal Networking business reflect deterioration in the digital cellular handset market resulting from excess channel inventories due to a slowdown in demand for cellular phones and a slower transition to next-generation phones. Sales of broadband solutions were affected by slower than anticipated deployment of broadband services by system providers. Moreover, weak consumer demand for PCs and related peripheral devices, facsimile machines and satellite set-top boxes led to lower sales of our products for these applications. Net revenues in our Mindspeed Technologies business were affected by slowing investment in communications network capacity expansion by Internet service providers (ISPs), competitive local exchange carriers (CLECs) and incumbent local exchange and inter-exchange carriers. In most cases, the effect of weakened end-customer demand was compounded by higher than normal levels of equipment and component inventories among our original equipment manufacturer (OEM), subcontractor and distributor customers.

In response to these weak market fundamentals, during fiscal 2001 we implemented a number of strategic initiatives to focus investment and resources in the areas that best support our strategic growth drivers—the mobile communications, broadband access and Internet infrastructure markets. We have undertaken a realignment of our manufacturing and procurement strategies to accelerate our transition from volume digital complementary metal-oxide semiconductor (CMOS) manufacturing to a fabless CMOS business model. We have discontinued advanced CMOS process technology development efforts beyond 0.13-micron capability, as well as further investments in CMOS manufacturing capacity. To facilitate our transition to a fabless CMOS business model, we have entered into long-term supply agreements with major foundry partners to obtain additional external CMOS wafer fabrication capacity. We recently sold our photomask operations to a major manufacturer of photomasks and entered into a long-term supply agreement with the buyer for access to advanced photomask process technologies and services. We also sold our global positioning system (GPS) business, while retaining rights to use certain GPS technology in mobile communications applications. In addition, we are in negotiations to sell our board-level sub-assembly business and the related module assembly plant in El Paso, Texas.

We also implemented a number of expense reduction and restructuring initiatives to more closely align our cost structure with the current business environment. The cost reduction initiatives include a worldwide workforce reduction, temporary shutdowns of our manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for our senior management team until we return to profitability.

In March 2001, our Board of Directors approved in principle a revised plan for the separation of our Personal Networking and Mindspeed Technologies businesses. The separation would now be accomplished by the spin-off of the Personal Networking business to our shareholders as a new company which will have the Conexant name. Although current business conditions have delayed the separation, we remain committed to completing the separation as soon as business and market conditions permit. The separation is also subject to the approval of our shareholders and receipt of a ruling from the Internal Revenue Service (IRS) that the spin-off will qualify as a tax-free distribution. The IRS ruling has been received. While the ruling is generally binding on the IRS, the continuing validity of the ruling is subject to certain factual representations and assumptions. As of the date of this Annual Report, we are not aware of any facts or circumstances that would cause these representations and assumptions to be untrue. We cannot assure you that shareholder approval of the separation will be obtained, or that we will successfully complete the separation.

Our Strategy

To enhance our position as a leading global provider of semiconductor system solutions for a variety of communications applications, we pursue the following major strategies:

Target High-Growth Communications Markets

As the communications electronics markets evolve beyond narrowband wireline connectivity, we have significantly diversified and expanded our business in three sectors: mobile communications, broadband access and Internet infrastructure. Our strategy is to identify rapidly growing communications markets and to develop semiconductor system solutions for applications in these markets. Within mobile communications, we focus on providing our customers components, subsystems and complete system solutions that support the most widely-adopted wireless standards. For the broadband access markets, our semiconductor system solutions target new methods of connectivity through emerging digital subscriber line (DSL), cable and fixed wireless networks. Our Mindspeed Technologies business offers semiconductor networking solutions for Internet infrastructure applications that enable high-speed communications from the edge of the Internet to linked metropolitan area networks and long-haul networks.

Focus on System Solutions

We seek to capitalize on our design capabilities and communications systems knowledge by providing suppliers of communications electronics products with complete semiconductor system solutions. High levels of integration enhance the benefits of our products by reducing production costs through fewer external components, reduced board space and improved system assembly yields. These semiconductor system solutions provide our OEM customers with hardware and software, and in some cases a complete reference design. By combining all of the necessary communication functions for a complete system solution, we can deliver additional semiconductor content, thereby offering our existing and potential customers more compelling and cost-effective solutions.

Leverage Our Core Technology

Our strategy is to deploy technology building blocks, such as digital signal processors, radio-frequency integrated circuits, mixed-signal processing cores and software across multiple product platforms. We believe that executing this core technology strategy is fundamental to our growth objectives. This strategy enables creation of economies of scale in research and development and facilitates a reduction in the time-to-market for key products. We intend to extend our core technology portfolio and, in parallel, seek alliances to gain access to critical intellectual property, thereby ensuring continued agility and flexibility to meet changing market and technology requirements.

Accelerate Time-to-Market

Through integrated marketing, product development and manufacturing teams, we pursue the rapid design and cost-effective production of semiconductor system solutions for our target markets. By combining our design expertise with our internal manufacturing capabilities and third party manufacturing partnerships, we seek to achieve a shorter, more direct path from concept to production. We seek to minimize the time to develop prototype products and begin production so as to enable our customers to introduce new, advanced products ahead of their competitors.

Build Upon Strategic Customer Relationships

We believe a business partnership approach yields maximum value to the customer through multi-level organizational engagement and product roadmap alignment. Further, we believe that the strength of our relations with leading customers in each of our markets is a competitive advantage that enables us to more effectively target our research and development investments. We have established important customer relationships with leading system and service providers in each of our addressed markets and we seek to build upon our existing market positions, and to gain market share in new high-growth markets, by continuing to work closely with these customers. This strategy provides us with rapid feedback from our customers during the design process and increases the likelihood that our products will meet our customers’ cost and performance requirements for high-volume applications.

Personal Networking Business

Our Personal Networking business designs, develops and sells semiconductor system solutions for mobile communications and broadband access applications. Our mobile communications products are comprised of components, subsystems and system-level semiconductor solutions for wireless voice and data communication applications, including digital cellular handsets and base stations, as well as advanced mobile terminals that support next-generation multimedia and high-speed web browsing. Our broadband access products include semiconductor solutions that perform communications and media processing functions within a variety of information and entertainment platforms, such as PCs, asymmetric digital subscriber line (ADSL) modems, cable modems, set-top boxes, gaming consoles, facsimile machines and personal digital assistants (PDAs).

Mobile Communications

The market for mobile communications semiconductor system solutions is driven by increased demand for digital cellular handsets as a result of lower prices and the availability of feature-rich wireless phones. In addition, we expect the replacement market for digital cellular handsets to grow as OEM’s continue to introduce wireless phones with improved battery life and new feature sets. We also expect Internet applications to contribute to growth in the mobile communications market. Internet-ready wireless phones are now shipping in volume and soon, we believe, virtually all new wireless phones sold will be Internet-enabled and pre-loaded with mini-browsers.

Our mobile communications product portfolio is comprised of components, subsystems and system-level semiconductor solutions for wireless voice and data communications applications. Our products support the world’s most widely-adopted wireless standards, including:

•	CDMA, or Code Division Multiple Access;

•	TDMA, or Time Division Multiple Access; and

•	GSM, or Global System for Mobile Communications.

A wireless phone’s power amplifier provides the signal to reach a base station, and is the most important factor in determining a mobile phone’s battery life and talk time. Based on our gallium arsenide (GaAs) heterojunction bipolar transistor (HBT) process and packaged in state-of-the-art modules, our power amplifiers are compact, efficient, highly-integrated solutions that enable digital cellular handsets with extended talk and standby times. In order to provide our customers with design flexibility, our power amplifiers meet or exceed stringent performance requirements and may be used with a variety of handset battery voltages.

Our power amplifiers enabled the first CDMA handsets and our CDMA solutions continue to lead the market in packaging, efficiency and performance. In addition, we have developed a complete family of TDMA and GSM power amplifier modules, including the world’s first quad-band solution supporting GSM handset operation in more than 150 countries.

Further, during fiscal 2001 we introduced a suite of power amplifiers for next generation mobile phones enabling Internet access based on the CDMA2000, general packet radio services (GPRS) and enhanced data for GSM evolution (EDGE) wireless standards. Broadly supported around the world, these emerging standards provide easy migration paths from the current CDMA, TDMA and GSM standards to future third-generation (3G) standards, including wideband CDMA (WCDMA), for even higher speed wireless multimedia voice and data services.

We also offer radio frequency subsystems for CDMA, TDMA and GSM, including a highly-integrated single-chip transceiver targeting GPRS applications. By eliminating intermediate frequency conversion steps, this direct-conversion solution significantly reduces the number of external components required to build a mobile phone. Proprietary design techniques employed in the transceiver also enable the device to be used with a variety of baseband processors. In addition, we have developed a portfolio of radio frequency components for wireless infrastructure applications such as cellular/personal communications service base stations.

Further, we have developed and launched complete system solutions combining all key hardware and software functions for GSM and GPRS cellular handsets. The hardware portion of these solutions implements digital and analog baseband processing, multi-band power amplification, power management and radio frequency transceiver functionality. Additionally, our system solution includes a worldwide, operator-qualified, network-approved protocol stack and other software required for a complete wireless phone solution. We also provide a reference design and a comprehensive suite of design support services and tools to aid our OEM customers through the development process. To date, a number of our customers’ wireless phones have been type-certified by various network service providers around the world.

We have also developed a 2.4 GHz frequency-hopping spread spectrum radio frequency transceiver optimized for use in Bluetooth™-enabled systems supporting short-range wireless connectivity. Our entire family of Bluetooth™ components and systems is compliant with the Bluetooth Special Interest Group specification 1.1 and is targeted for use in wireless handsets and PDAs that require extended battery life and small size.

Current research and development in the mobile communications area is focused on key components, radio frequency subsystems and cellular systems for emerging CDMA2000, GPRS and EDGE applications as well as 3G WCDMA systems that provide greater bandwidth and will enable new possibilities for accessing the Internet using mobile communications platforms.

Broadband Access

Our broadband access semiconductor system solutions enable new methods of connectivity through telephony, cable and fixed wireless networks. An increasing amount of network traffic is comprised of bandwidth-intensive content, such as voice, data, video and other multimedia applications, creating a need for faster communications processing. Factors propelling this trend include a significant increase in the number of telecommuters and small offices/home offices worldwide. As more bandwidth becomes available, the applications and uses of the external communications network encourage more online activities, such as shopping, downloading of music, watching and listening to sporting events on the PC and working from home. As these applications become more commonplace, we expect opportunities to emerge for vendors to offer cost-effective home networking solutions. Home networking allows multiple users to share bandwidth throughout the home, providing cost savings from sharing hardware, software and high-speed Internet access.

We are a leading supplier of Internet access solutions including V.90 and V.92 dial-up modem chipsets. We supply mixed-signal intensive, controllerless modem chipsets and software modem solutions that take advantage of the increasing power of PC central processors and use software to perform functions traditionally enabled by semiconductor components. In addition, we have extended sales of our modem portfolio beyond PC-related products to other end-user products and we are a leading supplier of embedded solutions for a host of emerging Internet appliances, including set-top boxes, Internet-connected televisions and game consoles, web phones and PDAs.

During fiscal 2001, we increased unit shipments of our AccessRunner™ ADSL modem solution and recorded a number of design wins in support of service provider qualifications around the world. ADSL permits broadband transmission of data, voice and video over existing standard copper wire telephone lines at speeds of up to 8 megabits per second (Mbps). DSL technologies use a greater range of frequencies over copper wire than traditional telephone services, which in turn allows for greater bandwidth with which to send and receive information. ADSL modems based on our semiconductor solutions have earned key government certifications in China, and we were the first semiconductor supplier to ship certified ADSL chipsets into China for peripheral components interconnect (PCI), universal serial bus (USB) and Ethernet applications. Further, we have unveiled a complete ADSL router-on-a-chip that can replace up to four devices, often obtained from multiple vendors. An ADSL router can support home networking through the shared use of high-speed Internet access and connectivity of multiple PCs and peripherals. Our scalable system architecture integrates all of the functions of a high speed ADSL router, including a high-speed network processor, an ADSL discrete multi-tone engine, an analog front-end and a line driver as well as the routing protocol stack.

Also during fiscal 2001, we increased shipments of our single-chip cable modem, the only solution to include an embedded microprocessor-based media access control for North American Data Over Cable Service Interface Specification (DOCSIS), European DOCSIS and digital video broadcasting applications. Cable modem technology is capable of delivering data, video, telephony and Internet access over existing coaxial cable networks at speeds up to 1,000 times faster than a standard voice-band analog modem. Our solution supports the USB, Ethernet and PCI interfaces for connection with a PC and has successfully completed the rigorous North American CableLabs and European tComLabs certifications with numerous customers. These certifications give consumers and cable operators the assurance that systems comply with DOCSIS specifications and will be interoperable among multiple cable modem vendors.

To support the distribution of broadband content throughout the home, we offer home networking products that enable personal communications devices to share data, voice and video using existing telephone line, coaxial cable, power line and wireless links. We have developed a home network processor which can be used at the core of a variety of devices, such as residential gateways, that consumers may use to access the Internet and share content using a wide range of existing and emerging connectivity technologies to link a network of home PCs and peripheral devices.

Finally, we offer an extensive portfolio enabling digital cable, satellite and terrestrial set-top boxes. Our complete reference design incorporates a silicon tuner, a demodulator, a high-integration media processor and a back-channel telephony modem. We have also unveiled a single-chip demodulator addressing the personal video recording market. This device processes two channels of video streams within satellite set-top boxes, PC receivers and residential gateways enabling the user to record one channel while simultaneously watching a second channel.

Our research and development efforts in the broadband access area include building a comprehensive portfolio of products for the variety of access, delivery and display technologies converging on the television, PC and other consumer electronics platforms. Key products in the design stage include next-generation ADSL routers, cable modems, home network processors and set-top box systems.

Mindspeed Technologies

Our Mindspeed Technologies business designs, develops and sells semiconductor networking solutions that facilitate the aggregation, transmission and switching of data, video and voice from the edge of the Internet to linked metropolitan area networks and long-haul networks.

During the past decade there has been dramatic growth in the number of Internet users, which has driven increased consumer and business demand for more bandwidth-intensive data, video and voice applications and services. Although the pace of the growth of this demand has slowed in 2001, communication service providers, or carriers, are continually upgrading and expanding their voice and data network infrastructure. Network infrastructure OEMs are enabling this expansion and upgrade process by developing and delivering to their carrier customers increasingly higher-bandwidth and lower-cost equipment solutions.

Semiconductors play a critical role in allowing network infrastructure OEMs to meet their customers’ networking equipment needs in terms of system performance, functionality and time-to-market. Semiconductors are key to enabling network infrastructure OEMs to offer products with improved bandwidth, speed, reliability, flexibility, power efficiency, size, scalability and adherence to industry standards. In addition to these general requirements that all network equipment must satisfy, equipment designed for the access and transport segments of communications networks have specific semiconductor requirements.

Access encompasses the “last mile” of the network infrastructure between a carrier and the end user, which is typically a residence or business. For access equipment applications, semiconductors must provide reliable, high-speed connectivity capable of aggregating or disaggregating data, voice and video traffic. Transport includes the network infrastructure that prepares the diverse data, voice and video traffic for transport within various metropolitan and long distance networks and then transmits and switches the traffic throughout those networks. For transport equipment applications, semiconductors must provide physical-layer connectivity, information segmentation and classification, traffic management, switching and routing functionality. These features and functions require signal conversion and signal processing capabilities that are best addressed by highly-integrated mixed signal devices that combine analog and digital functions with high performance digital circuitry and application software.

We provide network infrastructure OEMs a broad portfolio of advanced semiconductor networking solutions, ranging from physical-layer devices to higher layer network processors, for their access and transport equipment. Our products can be classified into two general categories: wide area network (WAN) access products and WAN transport products. WAN access products include multi-service access gateway solutions, such as voice-over-Internet protocol (VoIP), and a broad family of multi-megabit DSL products that are used in a variety of network access platforms such as remote access concentrators, voice gateways, digital loop carriers, DSL access multiplexers and integrated access devices. Our WAN transport products, focused on packet-based optical networks, include T/E carrier, asynchronous transfer mode (ATM) and synchronous optical networking (SONET)/synchronous digital hierarchy (SDH) transceivers, switch products, network processors and software subsystems. These solutions are used in a variety of network equipment, including high-speed routers, ATM switches, optical switches, add-drop multiplexers, digital cross-connect systems and dense wave division multiplexer equipment.

WAN Access Products

We have developed one of the industry’s broadest lines of multi-megabit DSL transceivers for symmetrical DSL (SDSL) connectivity in commercial applications. Our symmetrical high-bit rate DSL (HDSL) products facilitate deployments of high-speed T/E transmission lines by eliminating the need for repeaters and other line conditioning equipment. Our family of SDSL products provides incumbent and competitive local exchange carriers the ability to deliver Internet access at various rates and to support telecommuting and branch office functions. We recently introduced a family of low-power single port (ZipWirePlus™) and multi-port (ZipWireMulti™) DSL products utilizing the next generation DSL standard called G.shdsl. G.shdsl enables simultaneous voice and data communications for worldwide DSL applications over longer distances than SDSL-based solutions. These variable rate products are compatible with pre-existing transport systems based on prevailing SDSL modulation standards. In addition, our ZipWireMulti™ central-office solution incorporates innovative line testing software that enables service providers to remotely diagnose line problems and reduce the amount of labor required to establish and service DSL installations.

Our current research and development efforts in the DSL arena include developing higher-density, lower-power semiconductor solutions for central office equipment applications and expanding our portfolio to include very high speed DSL (VDSL) products that support downstream data rates up to 50 Mbps to deliver integrated digital television and high-speed Internet access to residential customers over twisted copper wire. In addition, we are developing voice-over-DSL solutions for voice gateways and integrated access equipment.

We are a leading supplier of multi-service access (MSA) processor devices which are used in a variety of network access equipment, including remote access concentrators, voice gateways, private branch exchanges, digital loop carriers and integrated access devices. Our AnyPort™ MSA processor devices are software configurable and implement a variety of services including dial-up and dedicated Internet access and wholesale Internet access provisioned for ISPs. AnyPort™ MSA processor devices also implement VoIP, voice-over-ATM, voice-over-DSL, Internet fax, wireless and multicast-based services. Our AnyPort™ device architecture combines the performance of a digital signal processor device core with the flexibility of ARM Limited’s microcontroller device core to support our extensive suite of field-proven modulation techniques, echo cancellers, speech coders and communications protocols.

Our current research and development efforts in the MSA area include developing next generation multi-service access processor devices to offer increased performance, higher density and lower power for specific network access equipment. In addition, we continue to expand our suite of data modulation techniques, speech coders and protocol processing software.

WAN Transport Products

We offer one of the industry’s broadest portfolios of physical- and link-layer communications device solutions to aggregate and transport data, video and voice from network access to the optical backbone of the telecommunications networks, including T1/E1 and T3/E3 carrier, ATM and SONET/SDH products.

Our T1/E1 and T3/E3 carrier devices enable digital communications over twisted copper wire and include framers and line interface units (LIUs) for 1.5 Mbps to 45 Mbps data transmission, as well as multi-channel high-level data link channel (HDLC) protocol controllers.

We also provide ATM physical layer and segmentation and reassembly (SAR) devices supporting 155 and 622 Mbps applications. As our customers move toward greater levels of product integration, our ATM technology is being increasingly combined with our T/E carrier chipsets, HDLC devices, multi-service access processor devices and DSL transceiver devices to create complete semiconductor networking solutions.

For metropolitan and long haul network applications, we are expanding our broad portfolio of end-to-end transmission and switching products used in fiber-optic network equipment. Our portfolio of optical networking solutions spans the entire range of transceiver products from the 155 Mbps data rate called OC-3 to the 10 gigabits per second (Gbps) data rate called OC-192, in support of SONET/SDH and packet-over-SONET applications. Our optical transceiver products include laser drivers, transimpedance amplifiers, post amplifiers, clock and data recovery circuits, serializers and deserializers and very short reach converters and high speed channel transceivers. Our optical switch portfolio includes high-density cross-point switches for digital cross connect systems applications, and the recently introduced switch fabric family. The iScale™ switch fabric chipset, configurable up to 32 OC-192 ports or 128 OC-48 ports, enables data to be transferred between line cards in high-capacity, high-speed network equipment. Target equipment applications include high-density Internet protocol (IP) switches, 10 Gbps Ethernet switches, storage routers and digital cross-connect systems.

Our physical- and link-layer products are complemented by our high performance network processor devices, which are designed to offer advanced switching and routing capabilities normally performed by complex and costly application-specific integrated circuits (ASICs). These software-programmable devices operate at data rates from 155 Mbps (OC-3) to 2.4 Gbps (OC-48) and are designed to combine the real-time control and management capabilities of an embedded processor to support scalable system designs. The advanced capabilities offered by our network processor devices include multi-protocol switching to enable integrated local area network (LAN) and WAN systems. Our network processor devices also offer multi-layer programmable switching and routing capabilities to support policy-based traffic management and programmable quality of service for traffic prioritization across disparate networks.

In addition, we have expanded our optical networking portfolio with the introduction of 2.4 Gbps (OC-48) and 10 Gbps (OC-192) framers/mappers for organizing and identifying packets for transport over high speed SONET-based networks. System designers can combine these framers/mappers with our switch fabrics and network processors to provide semiconductor system solutions for terabit routers, ATM multiservice switches and voice and data gateways to handle increasing volumes of data traffic in a scalable, cost-effective manner.

We also offer a comprehensive set of software subsystems that support next-generation, carrier-class network infrastructure equipment. These software subsystems span the technologies of IP, ATM, multi-protocol label switching (MPLS) and voice-over-ATM. In addition to protocol systems, we also offer several software infrastructure modules that improve time-to-market for OEMs.

Our current research and development initiatives in the WAN transport area center on expanding our family of network processors and cross-point switches, developing multi-rate and 40 Gbps transceivers, integrating framing/mapping functionality with transceiver solutions and expanding our scalable switch fabric product family.

Research and Development

We have significant research, development, engineering and product design capabilities. At September 30, 2001, we employed approximately 1,800 engineers in research and development activities at 26 design centers worldwide. Our design centers provide design engineering and product application support as well as after-sales customer service. The design centers are strategically located around the world to be in close proximity to our OEM customers and to take advantage of key technical and engineering talent worldwide.

We incurred research and development expenses of $483.0 million, $414.5 million and $310.0 million in fiscal 2001, 2000 and 1999, respectively.

Manufacturing

We currently operate two wafer fabrication facilities and an integrated circuit (IC) assembly and test facility. We also have arrangements with third parties, including entities outside the United States, for the production, assembly and testing of certain semiconductor products. Our assembly and test facility in Mexicali, Mexico and international subcontract manufacturing arrangements are subject to a number of risks of operating abroad.

We are currently realigning our manufacturing and procurement strategies to accelerate our transition from volume digital CMOS manufacturing to a fabless CMOS business model. We have discontinued advanced CMOS process technology development efforts beyond 0.13 micron capability, as well as further investments in CMOS manufacturing capacity. To facilitate our transition to a fabless CMOS business model, we have entered into long-term supply agreements with major foundry partners to obtain additional external CMOS wafer manufacturing capacity. Specialty-process wafer manufacturing remains an important component of our strategy.

Our principal manufacturing facilities and wafer manufacturing processes include:

Facility	Function

Newport Beach, California	Silicon wafer fabrication facility—CMOS and specialty processes
• 8-inch wafers
• Class 1 and Class 10 clean rooms
• 0.18 — 0.5 micron CMOS processes
• Bipolar CMOS (BiCMOS)
• Radio frequency BiCMOS (RF BiCMOS)
• Silicon germanium (SiGe)

Newbury Park, California	Gallium arsenide wafer fabrication facility
• 4-inch wafers
• Heterojunction bipolar transistor (HBT)
• Indium gallium phosphide (InGaP) HBT
• Metal-semiconductor field effect transistor (MESFET)

Mexicali, Mexico	Assembly and test facility
• High-volume/low-cost multi-chip modules

Our primary wafer fabrication facility, located in Newport Beach, California, consists of approximately 123,000 square feet and is ISO 9002 certified. We are resizing our manufacturing operations at this facility to match our expected specialty-process demand over the next several years, which will be increasingly concentrated on silicon germanium process technology. Silicon germanium, which enables integrated circuits featuring higher performance and lower power consumption while retaining the cost and integration benefits of conventional silicon, is an emerging process technology for mobile communications and Internet infrastructure applications.

We will also continue to operate and invest in next-generation technology at our existing gallium arsenide wafer fabrication facility (consisting of approximately 30,000 square feet) in Newbury Park, California. Gallium arsenide is particularly well suited for mobile communications products such as power amplifiers. This facility is also ISO 9002 certified.

We own an approximately 298,000 square foot assembly and test facility in Mexicali, Mexico, which has been in operation for over 25 years. The Mexicali facility assembles semiconductor die from our wafer fabrication facilities and outside foundry sources into various types of finished semiconductor products and tests the products using automatic test equipment with a full range of analog, digital and radio frequency capability. This facility is ISO 9002 certified and focuses on high-volume, industry-standard plastic packaging but has the capability to manufacture a wide variety of high- and low-volume and specialized packages using conventional and proprietary assembly techniques.

We are in negotiations to sell our board-level sub-assembly business and the related module assembly plant in El Paso, Texas. We expect the sale to be completed by December 31, 2001.

Raw Materials and Supplies

We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world. Raw wafers and other raw materials used in the production of our CMOS products are available from several suppliers.

Customers, Marketing and Sales

We market and sell our semiconductor products and system solutions directly to leading OEMs of communication electronics products and third-party electronic manufacturing service providers, and indirectly through electronic components distributors. Selected direct and indirect OEM customers include the following:

Personal Networking

Acer Incorporated	Hewlett-Packard Company	NEC Corporation
Apple Computer, Inc.	International Business Machines Corporation	Nokia Corporation
Compaq Computer Corporation	L.G. International Corporation	Pace Micro Technology plc
Dell Computer Corporation	Matsushita Electric Industrial Co. Ltd.	Samsung Electronics Co., Ltd.
EchoStar Communications Corporation	Microsoft Corporation	Sharp Corporation
Ericsson Inc.	Mitsubishi Wireless Communications, Inc.	Sony Corporation
Gateway, Inc.	Motorola, Inc.	Thomson Corporation

Mindspeed Technologies

3Com Corporation	ECI Telecommunications	Nortel Networks Corporation
ADC Telecommunications, Inc.	Ericsson, Inc.	Redback Networks Inc.
Alcatel Data Networks, S.A.	Fujitsu Limited	Siemens A.G.
Agilent Technologies, Inc.	JDS Uniphase Corporation	Sonus Networks, Inc.
Avaya, Inc.	Juniper Networks, Inc.	Sycamore Networks, Inc.
CIENA Corporation	Lucent Technologies, Inc.	Tellabs, Inc.
Cisco Systems, Inc.	Nokia Corporation	Tellium, Inc.

We have a worldwide sales organization comprised of approximately 300 employees as of September 30, 2001, with 13 domestic and 16 international sales offices. To complement our direct sales and customer support efforts, we also sell our products through approximately 26 independent manufacturers’ representatives and approximately 35 distributors and dealers. In addition, our design and applications engineering staff is actively involved with customers during all phases of design and production and provides customer support through our worldwide sales offices, which are generally in close proximity to customers’ facilities.

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products, with such purchase orders officially acknowledged by us according to our own terms and conditions. Due to industry practice, which allows customers to cancel orders with limited advance notice to us prior to shipment, we believe that backlog as of any particular date is not a reliable indicator of our future revenue levels.

Competition

The communications semiconductor industry in general, and the markets in which we compete in particular, are intensely competitive. We compete worldwide with a number of U.S. and international suppliers that are both larger and smaller than us in terms of resources and market share. We anticipate that additional competitors will enter our markets and expect intense product competition to continue.

The specific bases on which we compete vary by market. We believe that the principal competitive factors for semiconductor suppliers in each of our addressed markets are:

•	time-to-market;

•	product performance;

•	level of integration;

•	price and total system cost;

•	compliance with industry standards;

•	design and engineering capabilities;

•	strategic relationships with customers;

•	customer support;

•	new product innovation; and

•	quality.

We believe we compete favorably with respect to these factors.

In the Personal Networking business, our competitors in the mobile communications market include Agere Systems, Inc., ANADIGICS, Inc., Analog Devices, Inc., Hitachi Ltd., Infineon Technologies A.G., Motorola, Inc., Philips Electronics N.V., RF Micro Devices, Inc. and Texas Instruments Incorporated. In the broadband access market, we compete primarily with Agere Systems, Inc., Alcatel, Broadcom, Inc., Centillium Communications, Inc., GlobeSpan, Inc., LSI Logic Corporation, Microtune, Inc., PC-Tel, Inc., Philips Electronics N.V., STMicroelectronics N.V. and Texas Instruments Incorporated.

In our Mindspeed Technologies business, our competitors include Agere Systems, Inc., Analog Devices, Inc., Applied Micro Circuits Corporation, Broadcom, Inc., Exar Corporation, GlobeSpan, Inc., IBM Microelectronics Division, Infineon Technologies A.G., Intel Corporation, Metalink Ltd., Motorola, Inc., PMC-Sierra, Inc., Texas Instruments Incorporated, TranSwitch Corporation and Vitesse Semiconductor Corporation.

Intellectual Property and Proprietary Rights

We own or license numerous United States and foreign patents and patent applications related to our manufacturing operations and other activities. We have filed federal and international trademark applications seeking registered protections of the Conexant and Mindspeed names and logos. In addition, we own a number of other trademarks applicable to certain of our products. We believe that intellectual property, including patents, patent applications and licenses, and trademarks are of material importance to our business. In addition to protecting our proprietary technologies and processes, we strive to strengthen our intellectual property portfolio to enhance our ability to obtain cross-licenses of intellectual property from others, to obtain access to intellectual property we do not possess or to more favorably resolve potential intellectual property claims against us.

Various claims of patent infringement have been made against us. We believe that none of these claims will have a material adverse effect on our financial position or results of operations. In connection with our spin-off from Rockwell, we assumed all liabilities in respect of intellectual property matters related to current and former operations of Semiconductor Systems. See Item 3 “Legal Proceedings”.

Environmental Regulation

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had, and will continue to have, an impact on our manufacturing operations. Thus far, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition.

In connection with our spin-off from Rockwell, we assumed all liabilities in respect of environmental matters related to current and former operations of the Company. We have been designated as a potentially responsible party and are engaged in ground water remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us. In addition, we are engaged in remediations of groundwater contamination at our Newport Beach and Newbury Park, California facilities. We currently estimate the remaining costs for these remediations to be approximately $3.7 million and have accrued for these costs as of September 30, 2001.

We believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our liquidity and capital resources, competitive position or financial condition. We cannot assess the possible effect of compliance with future requirements.

Cyclicality; Seasonality

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry, and in our business in particular. Periods of industry downturns—as we experienced in fiscal 2001 and continue to experience—have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These factors cause substantial fluctuations in our revenues and our results of operations. We have experienced these cyclical fluctuations in our business in the past, are currently experiencing a significant downturn, and may experience cyclical fluctuations in the future.

Sales of our mobile communications and broadband access products are subject to seasonal fluctuation related to the increase in sales of end-user products which include our products, such as PCs, cellular telephones and facsimile machines, generally associated with the holiday season in December. Our sales of semiconductor products and system solutions used in these products generally increase beginning in August and September and continue at a higher level through the end of the calendar year.

Employees

As of September 30, 2001, we had approximately 6,900 full-time employees, of whom approximately 2,200 are engineers. Approximately 300 employees in the United States and approximately 2,000 employees in Mexico are covered by collective bargaining agreements. In July 1998, following a 50-day strike by members of the International Brotherhood of Electrical Workers Local 2295, we entered into a collective bargaining agreement with that union covering the union employees at our Newport Beach, California facility. The agreement will expire in May 2003. No other significant work stoppages have occurred in the past five years.

We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly skilled and dedicated employees.

Certain Business Risks

Our business, financial condition and operating results can be impacted by a number of factors including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

You should carefully consider and evaluate all of the information in this Annual Report, including the risk factors listed below. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities.

We have recently incurred substantial operating losses and we anticipate additional future losses.

Our net revenues for fiscal 2001 were $1.1 billion compared to $2.1 billion for fiscal 2000 due to sharply reduced end-customer demand in many of the communications electronics end-markets which our products address. We incurred a net loss of $1.4 billion for fiscal 2001.

During fiscal 2001, we implemented a number of expense reduction and restructuring initiatives to more closely align our cost structure with the current business environment. The cost reduction initiatives include a worldwide workforce reduction, temporary shutdowns of our manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for our senior management team until we return to profitability. However, these expense reduction initiatives alone will not return us to profitability. We expect that reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term and we anticipate incurring additional losses in fiscal 2002. In order to return to profitability, we must achieve substantial revenue growth and we currently face an environment of uncertain demand in the markets our products address. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry, and in our business in particular. Periods of industry downturns—as we experienced in fiscal 2001 and continue to experience—have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These factors cause substantial fluctuations in our revenues and our results of operations. We have experienced these cyclical fluctuations in our business in the past, are currently experiencing a significant downturn, and may experience cyclical fluctuations in the future.

During the late 1990’s and extending into 2000, the semiconductor industry in general, and communications applications in particular, enjoyed unprecedented growth, benefiting from the rapid expansion of the Internet and other communication services worldwide. During fiscal 2001, we—like many of our customers and competitors—were adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our communications semiconductor products and system solutions. The impact of weakened end-customer demand has been compounded by higher than normal levels of equipment and component inventories among our OEM, subcontractor and distributor customers. As a result of this sharply reduced demand across our product portfolio, we recorded $245.1 million of inventory write-downs in fiscal 2001. We expect that reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term.

In addition, the current environment of weak end-customer demand and high levels of channel inventories has, in some cases, led to delays in payments for our products. During fiscal 2001, we recorded $22.6 million of additional provisions for uncollectible accounts receivable from slow-paying customers. In the event that our customers delay payments to us, or are unable to pay amounts owed to us, we may incur additional losses on our accounts receivable.

Demand for our products in each of the communications electronics end-markets which we address is subject to a unique set of factors, and a downturn in demand affecting one market may be more pronounced, or last longer, than a downturn affecting another of our markets. In particular, we expect that demand for the products sold by our Mindspeed Technologies business, which are incorporated into telecommunications and data communications infrastructure equipment, may recover more slowly than demand for products offered by our Personal Networking business, which are ultimately sold to individual consumers in products such as PCs and digital cellular handsets.

We are subject to intense competition.

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

We believe that the principal competitive factors for semiconductor suppliers in our market are:

•	time-to-market;

•	product performance;

•	level of integration;

•	price and total system cost;

•	compliance with industry standards;

•	design and engineering capabilities;

•	strategic relationships with customers;

•	customer support;

•	new product innovation; and

•	quality.

The specific bases on which we compete vary by market. We cannot assure you that we will be able to successfully address these factors.

Many of our current and potential competitors have certain advantages over us, including:

•	longer presence in key markets;

•	greater name recognition;

•	access to larger customer bases; and

•	significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources.

As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.

Current and potential competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers’ purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current and potential competitors.

A number of our competitors have combined with each other and consolidated their businesses, including the consolidation of competitors with our customers. This is attributable to a number of factors, including the historically high-growth nature of the communications electronics industry and the time-to-market pressures on suppliers to decrease the time required for product conception, research and development, sampling and production launch before a product reaches the market. This consolidation trend is expected to continue, since investments, alliances and acquisitions may enable semiconductor suppliers, including us and our competitors, to augment technical capabilities or to achieve faster time-to-market for their products than would be possible solely through internal development.

Consolidation by industry participants, including in some cases, acquisitions of certain of our customers by our competitors, are creating entities with increased market share, customer base, technology and marketing expertise in markets in which we compete. These developments may significantly and adversely affect our current markets, the markets we are seeking to serve and our ability to compete successfully in those markets.

Our success is dependent upon our ability to timely develop new products and reduce costs.

Our operating results will depend largely on our ability to continue to introduce new and enhanced semiconductor products on a timely basis. Successful product development and introduction depends on numerous factors, including, among others:

•	our ability to anticipate customer and market requirements and changes in technology and industry standards;

•	our ability to accurately define new products;

•	our ability to timely complete development of new products and bring our products to market on a timely basis;

•	our ability to differentiate our products from offerings of our competitors; and

•	overall market acceptance of our products.

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

We may not be able to keep abreast of the rapid technological changes in our markets.

The demand for our products can change quickly and in ways we may not anticipate because our markets generally exhibit the following characteristics:

•	rapid technological developments;

•	evolving industry standards;

•	changes in customer requirements;

•	frequent new product introductions and enhancements; and

•	short product life cycles with declining prices over the life cycle of the product.

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

Our products are not sold directly to the end-user but are components of other products. As a result, we rely on OEMs of communications electronics products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins” from OEMs, we would have difficulty selling our products. Once an OEM designs another supplier’s semiconductors into its products, it will be more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products, for example, if its own products are not commercially successful or for any other reason. We may be unable to achieve design wins or to convert design wins into actual sales.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors, some of whom have rights to return unsold products to us. Sales to distributors accounted for approximately 22% and 19% of our net revenues for fiscal 2001 and 2000, respectively. We routinely purchase and manufacture inventory based on estimates of customer demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

During fiscal 2001, the communications electronics markets which we address were characterized by dramatic changes in end-user demand and continued high levels of channel inventories which reduced visibility into future demand for our products. We expect that these and other factors will continue to affect our revenues in the near term. As a result of sharply reduced demand across our product portfolio, we recorded $245.1 million of inventory write-downs in fiscal 2001.

Our manufacturing processes are extremely complex and specialized.

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

Our operating results are highly dependent upon our ability to produce integrated circuits at acceptable manufacturing yields. Our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities or those of our subcontractors. These disruptions may include labor strikes, work stoppages, electrical power outages, fire, earthquake, flooding or other natural disasters. Certain of our manufacturing facilities are located near major earthquake fault lines, including our California and Mexico facilities. We maintain no earthquake insurance coverage on these facilities. Disruptions of our manufacturing operations could cause significant delays in shipments until we could shift the products from an affected facility or subcontractor to another facility or subcontractor.

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

We recently decided to realign our manufacturing and procurement strategies, accelerating our transition from volume digital CMOS manufacturing to a fabless CMOS business model. Over time, it is expected that the majority of our requirements for CMOS wafers, previously manufactured internally, will be sourced from third-party foundries. Specialty-process wafer manufacturing (such as gallium arsenide and silicon germanium processes) will remain an important component of our strategy. Under a fabless CMOS business model, our long-term revenue growth will be dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. During times when the semiconductor industry is experiencing a shortage of wafer fabrication capacity, we may experience delays in shipments or increased manufacturing costs. To facilitate our transition to a fabless CMOS business model, we have entered into long-term supply arrangements with major foundry partners to obtain additional external CMOS wafer manufacturing capacity. We cannot assure you that we will have access to sufficient external CMOS wafer manufacturing capacity on favorable terms, or at all.

Due to the highly specialized nature of the gallium arsenide semiconductor manufacturing process, in the event of a disruption at our Newbury Park, California wafer fabrication facility, alternate gallium arsenide production capacity would not be readily available from third-party sources. Although we have a multi-year agreement with a foundry that guarantees us access to additional gallium arsenide wafer production capacity, a disruption of operations at our Newbury Park wafer fabrication facility or the interruption in the supply of epitaxial wafers used in our gallium arsenide process could have a material adverse effect on our business, financial condition and results of operations, particularly with respect to our mobile communications products.

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

As we transition to a fabless CMOS business model, we will obtain an increasing portion of our CMOS wafer requirements from outside wafer fabrication facilities, known as foundries. To a lesser extent, we also rely upon third-party foundries to supplement our specialty-process wafer manufacturing capacity. There are significant risks associated with our reliance on third-party foundries, including:

•	the lack of ensured wafer supply, potential wafer shortages and higher wafer prices;

•	limited control over delivery schedules, manufacturing yields, production costs and product quality; and

•	the unavailability of, or delays in obtaining, access to key process technologies.

Although we have entered into long-term supply arrangements with major foundry partners to obtain additional external CMOS wafer manufacturing capacity, these and other third-party foundries we use may allocate their limited capacity to the production requirements of other customers that are larger and better financed than we. If we choose to use a new foundry, it typically takes several months to complete the qualification process before we can begin shipping products from the new foundry. The foundries we use may experience financial difficulties or suffer damage or destruction to their facilities, particularly since many of them are located in earthquake zones. If these events or any other disruption of wafer fabrication capacity occur, we may not have a second manufacturing source immediately available. We may therefore experience difficulties or delays in securing an adequate supply of our products, which could impair our ability to meet our customers’ needs and have a material adverse effect on our operating results.

In addition, the highly complex and technologically demanding nature of semiconductor manufacturing has caused foundries to experience from time to time lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Lower than anticipated manufacturing yields may affect our ability to fulfill our customers’ demands for our products on a timely and cost-effective basis.

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

Our success depends, in part, on our ability to effect suitable investments, alliances and acquisitions; we may have difficulty integrating companies we acquire.

Although we invest significant resources in research and development activities, the complexity and rapidity of technological changes make it impractical for us to pursue development of all technological solutions on our own. On an ongoing basis, we review investment, alliance and acquisition prospects that would complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot assure you that we will be able to identify and consummate suitable investment, alliance or acquisition transactions in the future.

Moreover, if we consummate such transactions, they could result in:

•	issuances of equity securities dilutive to our existing shareholders;

•	large one-time write-offs;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	the potential loss of key employees from the acquired company;

•	amortization expenses related to intangible assets; and

•	the diversion of management’s attention from other business concerns.

Additionally, in periods subsequent to an acquisition, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings.

Integrating acquired organizations and their products and services may be expensive, time-consuming and a strain on our resources. We could face several challenges integrating acquisitions, including:

•	the difficulty of integrating acquired technology into our product offerings;

•	the impairment of relationships with employees and customers;

•	the difficulty of coordinating and integrating overall business strategies and worldwide operations;

•	the inability to maintain brand recognition of acquired businesses;

•	the inability to maintain corporate controls, procedures and policies;

•	the failure of acquired features, functions, products or services to achieve market acceptance; and

•	the potential unknown liabilities associated with acquired businesses.

We cannot assure you that we will be able to address these challenges successfully.

We face a risk that capital needed for our business will not be available when we need it.

We believe that cash flows from operations, existing cash reserves and available-for-sale marketable securities will be sufficient to satisfy our research and development, capital expenditure, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case and we may need to obtain alternate sources of financing in the future. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

We are subject to the risks of doing business internationally.

For fiscal 2001, approximately 71 percent of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific and European countries. In addition, we have facilities and suppliers located outside the United States, including our assembly and test facility in Mexicali, Mexico and third-party foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

•	currency exchange rate fluctuations;

•	local economic and political conditions;

•	disruptions of capital and trading markets;

•	restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);

•	changes in legal or regulatory requirements;

•	limitations on the repatriation of funds;

•	difficulty in obtaining distribution and support;

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements;

•	tax laws; and

•	limitations on our ability under local laws to protect our intellectual property.

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

Our past operating performance has been impacted by adverse economic conditions in the Asia-Pacific region, which have increased the uncertainty with respect to the long-term viability of certain of our customers and suppliers in the region. Sales to customers in Japan and other countries in the Asia-Pacific region, principally Taiwan, South Korea and Hong Kong, represented approximately 56 percent of our net revenues in fiscal 2001.

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

Our revenues, earnings and other operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	production capacity levels and fluctuations in manufacturing yields;

•	availability and cost of products from our suppliers;

•	the gain or loss of significant customers;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	new product and technology introductions by competitors;

•	changes in the mix of products produced and sold;

•	market acceptance of our products and our customers’ products;

•	intellectual property disputes;

•	seasonal customer demand;

•	the timing of receipt, reduction or cancellation of significant orders by customers; and

•	the timing and extent of product development costs.

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

The trading price of our common stock fluctuates significantly. Since our common stock began trading publicly, the reported sale price of our common stock on the Nasdaq National Market has been as high as $132.50 and as low as $6.84 per share. This price may be influenced by many factors, including:

•	our performance and prospects;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

In addition, public stock markets have experienced, and are currently experiencing, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and may demand that we license their technology. Any litigation to determine the validity of claims that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling we could be required to:

•	pay substantial damages;

•	cease the manufacture, use or sale of infringing products;

•	discontinue the use of infringing technology;

•	expend significant resources to develop non-infringing technology; or

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies and processes. In addition, we often incorporate the intellectual property of our customers into our designs, and we have obligations with respect to the non-use and non-disclosure of their intellectual property. In the past, we have found it necessary to engage in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We expect future litigation on similar grounds, which may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. We cannot assure you that:

•	the steps we take to prevent misappropriation or infringement of our intellectual property or the intellectual property of our customers will be successful;

•	any existing or future patents will not be challenged, invalidated or circumvented; or

•	any of the measures described above would provide meaningful protection.

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

In connection with our spin-off from Rockwell, we assumed all liabilities in respect of environmental matters related to our current and former operations. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us. In addition, we are engaged in remediations of groundwater contamination at our Newport Beach and Newbury Park, California facilities. We currently estimate the remaining costs for these remediations to be approximately $3.7 million and have accrued for these costs as of September 30, 2001.

Our management team is subject to a variety of demands for its attention.

Our management currently faces a variety of challenges, including the implementation of our strategic manufacturing realignment, the implementation of our expense reduction and restructuring initiatives and the anticipated separation of the Personal Networking and Mindspeed Technologies businesses. While we believe that we have sufficient management resources to execute each of these initiatives, we cannot assure you that we will have these resources or that our initiatives will be successfully implemented.

Certain provisions in our organizational documents and rights agreement and Delaware law may make it difficult for someone to acquire control of us.

We have established certain anti-takeover measures that may affect our common stock and convertible notes. Our restated certificate of incorporation, our by-laws, our rights agreement with Mellon Investor Services LLC, as rights agent, dated as of November 30, 1998, as amended, and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of us in a transaction not approved by our board of directors. Our restated certificate of incorporation and by-laws include provisions such as:

•	the division of our board of directors into three classes to be elected on a staggered basis, one class each year;

•	the ability of our board of directors to issue shares of our preferred stock in one or more series without further authorization of our shareowners;

•	a prohibition on shareowner action by written consent;

•	a requirement that shareowners provide advance notice of any shareowner nominations of directors or any proposal of new business to be considered at any meeting of shareowners;

•	a requirement that a supermajority vote be obtained to remove a director for cause or to amend or repeal certain provisions of our restated certificate of incorporation or by-laws;

•	elimination of the right of shareowners to call a special meeting of shareowners; and

•	a fair price provision.

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

Executive Officers

     Our executive officers are:

Name	Age	Position

Dwight W. Decker	51	Chairman of the Board of Directors and Chief Executive Officer
Kevin D. Barber	41	Senior Vice President, Operations
Mark S. Becker	44	Vice President and Controller
Moiz M. Beguwala	55	Senior Vice President and General Manager, Wireless Communications
J. Scott Blouin	51	Senior Vice President and Chief Accounting Officer
Lewis C. Brewster	37	Senior Vice President, Worldwide Sales
Raouf Y. Halim	41	Senior Vice President and Chief Executive Officer, Mindspeed Technologies
Balakrishnan S. Iyer	45	Senior Vice President and Chief Financial Officer
Shu Li	42	Senior Vice President and Chief Quality Officer, Supply Chain Management and Platform Technologies
Daniel A. Marotta	41	Senior Vice President and General Manager, Digital Infotainment
Dennis E. O’Reilly	57	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer
Kerry K. Petry	52	Vice President and Treasurer
Ashwin Rangan	42	Senior Vice President and Chief Information Officer
F. Matthew Rhodes	44	Senior Vice President and General Manager, Personal Computing
Thomas A. Stites	46	Senior Vice President, Communications
Kevin V. Strong	41	Senior Vice President and General Manager, Personal Imaging
Bradley W. Yates	43	Senior Vice President, Human Resources

There are no family relationships among our directors or executive officers. Set forth below are the name, office and position held with the Company and principal occupations and employment during the past 5 years of each of our executive officers.

Dwight W. Decker – Chairman of the Board of Directors and Chief Executive Officer. Mr. Decker served as Senior Vice President of Rockwell International Corporation (electronic controls and communications) and President, Rockwell Semiconductor Systems from July 1998 to December 1998; Senior Vice President of Rockwell and President, Rockwell Semiconductor Systems and Electronic Commerce from March 1997 to July 1998; and President, Rockwell Semiconductor Systems prior thereto. Mr. Decker received a Ph.D. in applied mathematics from the California Institute of Technology and a B.Sc. in mathematics and physics from McGill University.

Kevin D. Barber – Senior Vice President, Operations. Mr. Barber has served as Senior Vice President, Operations of Conexant since February 2001; Vice President, Internal Manufacturing from August 2000 to February 2001; Vice President, Device Manufacturing from March 1999 to August 2000; Vice President, Strategic Sourcing from November 1998 to March 1999; and Director, Material Sourcing of Rockwell Semiconductor Systems prior thereto. Mr. Barber received an M.B.A. from Pepperdine University and a BSEE degree from San Diego State University.

Mark S. Becker – Vice President and Controller. Mr. Becker has served as Vice President and Controller of Conexant since May 2001; Controller of the Burr-Brown division of Texas Instruments, Incorporated (semiconductors) from October 2000 to April 2001; Corporate Controller of Burr-Brown Corporation (semiconductors) from October 1997 to September 2000; Operations Controller of Crystal Semiconductor Corporation (semiconductors) from March 1997 to September 1997; and Controller of Crystal Semiconductor Corporation prior thereto. Mr. Becker received an M.B.A. from the University of Pittsburgh and a B.B.A. in accounting and political science from American University.

Moiz M. Beguwala – Senior Vice President and General Manager, Wireless Communications. Mr. Beguwala served as Vice President and General Manager, Wireless Communications Division of Rockwell Semiconductor Systems from October 1998 to December 1998; Vice President and General Manager, Personal Computing Division of Rockwell Semiconductor Systems from January 1998 to October 1998; and Vice President, Worldwide Sales of Rockwell Semiconductor Systems prior thereto. Mr. Beguwala received an M.B.A. and a B.S. in engineering from the University of California — Los Angeles and an M.S. and a Ph.D. in electrical engineering from the University of Southern California.

J. Scott Blouin – Senior Vice President and Chief Accounting Officer. Mr. Blouin has served as Senior Vice President and Chief Accounting Officer of Conexant since January 2001; Chief Financial Officer of Burr-Brown Corporation (semiconductors) from February 1996 to August 2000; and Corporate Controller of Burr-Brown Corporation prior thereto. Mr. Blouin received an M.B.A. from Wake Forest University and a B.S. in administration from the University of New Hampshire at Durham.

Lewis C. Brewster – Senior Vice President, Worldwide Sales. Mr. Brewster served as Vice President, Worldwide Sales of Rockwell Semiconductor Systems from January 1998 to December 1998; Executive Director, Americas Sales of Rockwell Semiconductor Systems from June 1997 to January 1998; and Director, Americas Sales of Rockwell Semiconductor Systems prior thereto. Mr. Brewster received an M.B.A. from Stanford University and a B.S. in electrical engineering and biomedical engineering from Duke University.

Raouf Y. Halim – Senior Vice President and Chief Executive Officer, Mindspeed Technologies. Mr. Halim served as Senior Vice President and General Manager, Network Access from January 1999 to February 2001; Vice President and General Manager, Network Access Division of Rockwell Semiconductor Systems from February 1997 to December 1998; and Vice President — VLSI Engineering of Rockwell Semiconductor Systems prior thereto. Mr. Halim received an M.S. in electrical engineering from the Georgia Institute of Technology and a B.Sc. in electrical engineering from Alexandria University.

Balakrishnan S. Iyer – Senior Vice President and Chief Financial Officer. Mr. Iyer served as Senior Vice President and Chief Financial Officer of Rockwell Semiconductor Systems from October 1998 to December 1998; Senior Vice President and Chief Financial Officer of VLSI Technology, Inc. (semiconductors) from January 1997 to October 1998; and Vice President and Corporate Controller of VLSI Technology, Inc. prior thereto. Mr. Iyer received an M.B.A. from The Wharton School of the University of Pennsylvania, an M.S. in industrial engineering from the University of California, Berkeley and a B.S. in mechanical engineering from the Indian Institute of Technology.

Shu Li – Senior Vice President and Chief Quality Officer, Supply Chain Management and Platform Technologies. Mr. Li served as Divisional Vice President and General Manager, Semiconductor Packaging of AlliedSignal, Inc. (semiconductors) from January 1999 to January 2000; and Divisional Vice President and General Manager, Commercial Spares and Total Logistics Services of AlliedSignal, Inc. prior thereto. Mr. Li received a Ph.D. in operations research from Harvard University, an M.S. in electrical engineering and computer sciences from the University of Illinois and a B.S. in electrical engineering from the Huazhong University of Sciences and Technologies in the People’s Republic of China.

Daniel A. Marotta – Senior Vice President and General Manager, Digital Infotainment. Mr. Marotta served as Vice President and General Manager, Digital Infotainment from March 1999 to January 2000; Vice President of Engineering from January 1999 to March 1999; Director of Engineering from August 1998 to January 1999; and Integrated Circuit Designer of the Graphic/Imaging Sub-Business Unit of Conexant’s Brooktree Subsidiary prior thereto. Mr. Marotta received a B.S. in electrical engineering from State University of New York in Buffalo.

Dennis E. O’Reilly – Senior Vice President, General Counsel, Secretary and Chief Compliance Officer. Mr. O’Reilly served as Director of Business Development of Intel Corporation’s Mobile and Handheld Products Group (semiconductors) from September 1997 to December 1998; Group Counsel of Intel Corporation prior thereto. Mr. O’Reilly received a J.D. from Boston University School of Law and a B.A. from the State University of New York at Binghamton.

Kerry K. Petry – Vice President and Treasurer. Mr. Petry served as Vice President and Treasurer of Rockwell Semiconductor Systems from October 1998 to December 1998; Assistant Treasurer and Director of Domestic Treasury Operations of Rockwell prior thereto. Mr. Petry received an M.B.A. from Virginia Polytechnic Institute & State University and a B.S. in accounting from West Virginia University.

Ashwin Rangan – Senior Vice President and Chief Information Officer. Mr. Rangan served as Senior Vice President and Chief Information Officer of Rockwell Semiconductor Systems from October 1998 to December 1998; and Executive Director, Business Process Re-engineering and Information Technology of Rockwell Semiconductor

Systems prior thereto. Mr. Rangan received an M.S. in industrial engineering and management with an emphasis in operations management and information systems from the National Institute of Industrial Engineering in Bombay, India, a B. Engr. in mechanical engineering and an A.A. from Bangalore University.

F. Matthew Rhodes – Senior Vice President and General Manager, Personal Computing. Mr. Rhodes served as Vice President and General Manager, Personal Computing Division of Rockwell Semiconductor Systems from October 1998 to December 1998; Director, Software Products Marketing of Rockwell Semiconductor Systems from January 1997 to October 1998; Director, VLSI Technology of Pacific Communications Services Inc. (communications systems design) prior thereto. Mr. Rhodes received an M.B.A. from the Anderson Graduate School of Management of the University of California, Los Angeles, an M.S. in electrical engineering from Lehigh University and a B.S. in physics from The Pennsylvania State University.

Thomas A. Stites – Senior Vice President, Communications. Mr. Stites served as Vice President, Communications of Advanced Micro Devices from 1992 to December 1998. Mr. Stites received a B.A. in journalism from the University of Colorado.

Kevin V. Strong – Senior Vice President and General Manager, Personal Imaging. Mr. Strong served as Vice President and General Manager of Personal Imaging Division of Rockwell Semiconductor Systems from September 1998 to December 1998; Division Director, Digital Communications Products, Personal Computing Division of Rockwell Semiconductor Systems from June 1998 to September 1998; Division Director, Technology Planning, Personal Computing Division of Rockwell Semiconductor Systems from June 1997 to June 1998; and Business Director, Personal Computing Products, Multimedia Communications Division of Rockwell Semiconductor Systems prior thereto. Mr. Strong received a B.S. in electronic engineering from Southampton University.

Bradley W. Yates – Senior Vice President, Human Resources. Mr. Yates served as Vice President, Human Resources of Siebel Systems, Inc. (software) from September 1999 to December 1999; and Vice President, Human Resources of AT&T Wireless Services’ Los Angeles Cellular partnership with Bell South Corporation prior thereto. Mr. Yates received an M.S. in strategic human resource management from the University of Dayton and a B.S. in business administration from San Diego State University.

Item 2. Properties

At September 30, 2001, we operated three manufacturing facilities in the United States and one facility in Mexicali, Mexico. We also had 26 design centers and 29 sales offices. These facilities had an aggregate floor space of approximately 2.5 million square feet, approximately 48% of which were owned and approximately 52% of which were leased. We believe our properties have been well maintained, are in sound operating condition and contain all the equipment and facilities necessary to operate at present levels. A summary of floor space of our facilities at September 30, 2001 is as follows (in thousands of square feet):

	Owned	Leased
Type of Facility	Facilities	Facilities	Total

Manufacturing	736	161	897
General office space	465	1,134	1,599

Total	1,201	1,295	2,496

Our headquarters and primary wafer fabrication facility are located in Newport Beach, California, consisting of approximately 633,000 square feet of owned and approximately 542,000 square feet of leased floor space. This location includes an approximately 123,000 square foot wafer fabrication facility. We manufacture gallium arsenide products at an approximately 30,000 square foot wafer fabrication facility located in Newbury Park, California.

Certain of our facilities, including our California and Mexicali facilities, are located near major earthquake fault lines. We maintain no earthquake insurance with respect to these facilities. The Newport Beach wafer fabrication facility and a majority of the Mexicali facility are seismically isolated.

We are in negotiations to sell our board-level sub-assembly business and the related module assembly plant in El Paso, Texas. We expect the sale to be completed by December 31, 2001.

Item 3. Legal Proceedings

On July 29, 1991, Shumpei Yamazaki filed suit against a Japanese subsidiary of Rockwell in the Tokyo District Court, Twenty-ninth Civil Division for patent infringement relating to our facsimile modem chipsets seeking 685 million yen (approximately $5.5 million) plus court costs. In October 1998, the District Court rendered its decision dismissing the suit against us, from which decision Dr. Yamazaki appealed. On August 8, 2001, we and Dr. Yamazaki reached a mutually agreeable settlement terminating the litigation.

On May 30, 1997, Klaus Holtz filed suit against Rockwell in the U.S. District Court for the Northern District of California for patent infringement relating to our modem products utilizing the V.42bis standard for data compression. On September 30, 1998, the Court barred any alleged damages arising before May 30, 1997. On December 17, 1998, the Court issued an order construing the claims of the patent. We filed a motion for Summary Judgment of Non-Infringement on February 22, 1999. A hearing was held thereon on June 14, 1999. On October 25, 1999, the Court found in our favor and the case was dismissed. On July 10, 2000, the District Court granted our motion to declare the case an exceptional case under 35 U.S.C. 285, and awarded us $250,000. Mr. Holtz filed a notice of appeal to the court of appeals for the Federal Circuit, challenging the District Court’s findings on claim construction, non-infringement and laches. We began collection efforts on the approximately $275,000 owed to us by Mr. Holtz as a result of the litigation so far. On August 22, 2000, Mr. Holtz filed for bankruptcy protection under Chapter 7 of the bankruptcy laws in the State of California. The Federal Circuit appeals were placed under the control of the trustee in bankruptcy, and were stayed pending resolution of the bankruptcy. We have reached an agreement with the bankruptcy trustee, wherein Mr. Holtz’ appeals against us will be dismissed and we will receive a license under Mr. Holtz’ patents. This agreement, which is being contested by Mr. Holtz, is subject to approval of the Bankruptcy Court.

Various other lawsuits, claims and proceedings have been or may be instituted or asserted against us or our subsidiaries, including those pertaining to product liability, intellectual property, environmental, safety and health, and employment matters. In connection with our spin-off from Rockwell, we assumed responsibility for all current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of Semiconductor Systems.

The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on our financial condition or results of operations. Based on our evaluation of matters which are pending or asserted and taking into account our reserves for such matters, we believe the disposition of such matters will not have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended September 30, 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock began trading on the Nasdaq National Market under the symbol “CNXT” on January 4, 1999. The following table lists the high and low per share sale prices for our common stock as reported by the Nasdaq National Market for the periods indicated. These per share sales prices reflect our 2-for-1 stock split effected in the form of a stock dividend on October 29, 1999.

	High	Low

Fiscal year ended September 30, 2000:
First quarter	$76.19	$30.88
Second quarter	132.50	53.00
Third quarter	79.00	31.25
Fourth quarter	57.06	26.50
Fiscal year ended September 30, 2001:
First quarter	$43.25	$13.75
Second quarter	21.50	8.19
Third quarter	12.75	6.90
Fourth quarter	12.85	7.25

At November 23, 2001, there were approximately 48,375 holders of record of our common stock.

We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business, and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

The following selected financial data for the five years ended September 30, 2001 was derived from the consolidated financial statements of Conexant and subsidiaries and its predecessor Rockwell Semiconductor Systems, Inc., representing the semiconductor systems business of Rockwell International Corporation (Rockwell) and subsidiaries. The financial data as of and for the years ended September 30, 2001, 2000 and 1999 are derived from the audited consolidated financial statements of Conexant. The financial data as of and for the years ended September 30, 1998 and 1997 are derived from the audited combined financial statements of Semiconductor Systems as part of Rockwell. The fiscal 1999 selected financial data includes the operating results of Conexant while it was part of Rockwell prior to January 1, 1999. The financial data for periods prior to January 1, 1999 are not necessarily indicative of what the financial position or results of operations would have been had Conexant been an independent public company during those periods. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

	2001(1)	2000(1)	1999	1998	1997 (1)

	(in thousands, except per share amounts)
Statement of Operations Data
Net revenues	$1,062,558	$2,103,599	$1,444,114	$1,200,231	$1,412,325
Cost of goods sold	1,020,303	1,133,647	863,252	844,851	733,848

Gross margin	42,255	969,952	580,862	355,380	678,477
Operating expenses:
Research and development	482,995	414,471	310,042	342,349	279,752
Selling, general and administrative	302,075	289,411	227,729	251,863	190,858
Amortization of intangible assets	340,664	160,154	8,364	11,020	9,178
Special charges(2)	478,492	—	37,906	147,306	—
Purchased in-process research and development	—	215,710	—	—	29,900

Total operating expenses	1,604,226	1,079,746	584,041	752,538	509,688

Operating income (loss)	(1,561,971)	(109,794)	(3,179)	(397,158)	168,789
Debt conversion costs	(42,584)	—	—	—	—
Special charges—litigation	—	(35,000)	—	(43,000)	—
Other income, net	599	6,471	5,935	9,830	10,973

Income (loss) before income taxes	(1,603,956)	(138,323)	2,756	(430,328)	179,762
Provision (benefit) for income taxes	(151,338)	52,604	(10,173)	(168,112)	53,938

Income (loss) before extraordinary item	(1,452,618)	(190,927)	12,929	(262,216)	125,824
Extraordinary gain(3)	7,284	—	—	—	—

Net income (loss)	$(1,445,334)	$(190,927)	$12,929	$(262,216)	$125,824

Income (loss) per share before extraordinary item(4):
Basic	$(5.94)	$(0.90)	$0.07	$(1.32)	$0.59
Diluted	(5.94)	(0.90)	0.06	(1.32)	0.59
Balance Sheet Data
Working capital	$442,354	$1,319,134	$604,453	$256,689	$221,747
Total assets	2,815,480	4,416,197	1,841,950	1,418,530	1,485,759
Long-term obligations	709,849	999,997	350,000	—	—
Shareholders’ equity	1,773,176	2,906,759	1,035,153	1,009,375	1,106,558
Other Financial Data(5)
Pro forma operating income (loss)	$(733,422)	$272,829	$43,091	$(238,832)	$207,867
Pro forma income (loss) before extraordinary item	(601,948)	195,517	41,414	(138,159)	149,896
Pro forma income (loss) per share before extraordinary item(4):
Basic	$(2.46)	$0.92	$0.22	$(0.70)	$0.70
Diluted	(2.46)	0.84	0.20	(0.70)	0.69

(1)	In fiscal 2001, we acquired HyperXS Communications, Inc. In fiscal 2000, we completed ten acquisitions, including Microcosm Communications Limited in January; Maker Communications, Inc. in March; Philsar Semiconductor Inc. in May; HotRail, Inc. in June; and Novanet Semiconductor Ltd. and NetPlane Systems, Inc. in September. In fiscal 1997, we acquired the Hi-Media broadband communication chipset business of ComStream Corporation. As a result of these acquisitions, during fiscal 2001 and 2000 we recorded $340.7 million and $160.2 million, respectively, in amortization of goodwill and other acquisition-related intangible assets and in fiscal 2000 and 1997 we recorded charges of $215.7 million and $29.9 million, respectively, related to purchased in-process research and development.
(2)	In fiscal 2001, we recorded special charges of $478.5 million, principally related to the impairment of certain manufacturing assets and restructuring activities. In fiscal 1998, we recorded special charges of $147.3 million related to our decision to close and dispose of our wafer fabrication facilities in Colorado Springs, Colorado, a worldwide workforce reduction and certain other actions. In fiscal 1999, we recorded additional special charges of $37.9 million related to the restructuring actions we initiated in fiscal 1998.
(3)	In fiscal 2001, we recorded an extraordinary gain on the extinguishment of debt, net of income taxes of $4.4 million.
(4)	Income (loss) per share amounts for all periods reflect our October 1999 2-for-1 stock split. Because we were not an independent company during all of fiscal years 1997-1999, income (loss) per share amounts for those years are calculated as if our spin-off from Rockwell had occurred on October 1, 1996.
(5)	Pro forma operating income (loss), pro forma income (loss) before extraordinary item, and pro forma income (loss) per share before extraordinary item exclude the amortization of intangible assets, special charges, purchased in-process research and development, stock compensation and certain non-operating gains and losses. The pro forma results reflect a provision or benefit for income taxes based upon our estimated effective tax rate for the periods presented. We believe these measures of earnings provide a better understanding of our underlying operating results and we use these measures internally to evaluate our underlying operating performance. These measures of earnings are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from pro forma measures used by other companies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Pro Forma Earnings”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a worldwide leader in semiconductor system solutions for communications applications. Our expertise in mixed-signal processing allows us to deliver integrated systems and semiconductor products which facilitate communications worldwide through wireline voice and data communications networks, cellular telephony systems and emerging cable, satellite and fixed wireless broadband communications networks. We operate in two business segments: the Personal Networking business and Mindspeed Technologies™, our Internet infrastructure business.

Our Personal Networking business designs, develops and sells semiconductor system solutions for mobile communications and broadband access applications. Our mobile communications products are comprised of components, subsystems and system-level semiconductor solutions for wireless voice and data communication applications, including digital cellular handsets and base stations as well as advanced mobile terminals that support next-generation multimedia and high-speed web browsing. Our broadband access products include semiconductor solutions that perform communications and media processing functions within a variety of information and entertainment platforms, such as personal computers (PCs), asymmetric digital subscriber line (ADSL) modems, cable modems, set-top boxes, gaming consoles, facsimile machines and personal digital assistants (PDAs).

Our Mindspeed Technologies business designs, develops and sells semiconductor networking solutions that facilitate the aggregation, transmission and switching of data, video and voice from the edge of the Internet to linked metropolitan area networks and long-haul networks. Mindspeed Technologies’ products, ranging from physical-layer devices to higher layer network processors, are sold to infrastructure original equipment manufacturers (OEMs) and can be classified into two general categories: wide area network (WAN) access products and WAN transport products. WAN access products include multi-service access gateway solutions, including voice-over-Internet protocol, and a broad family of multi-megabit digital subscriber line (DSL) products that are used in a variety of network access platforms such as remote access concentrators, voice gateways, digital loop carriers, DSL access multiplexers and integrated access devices. WAN transport products, focused on packet-based optical networks, include T/E carrier, asynchronous transfer mode (ATM), and synchronous optical networking (SONET)/synchronous digital hierarchy (SDH) transceivers, switch products, network processors and software subsystems. Our customers use these solutions in a variety of network equipment, including high-speed routers, ATM switches, optical switches, add-drop multiplexers, digital cross-connect systems and dense wave division multiplexer equipment.

We market and sell our semiconductor products and system solutions directly to leading OEMs of communication electronics products and third-party electronic manufacturing service providers, and indirectly through electronic components distributors. Sales to distributors accounted for approximately 22% of our fiscal 2001 net revenues. Although no customer accounted for more than 10% of our net revenues for fiscal 2001, our top 20 customers accounted for 58% of net revenues for the period. Revenues derived from customers located in the Americas, Europe, Japan and the Asia-Pacific region were 31%, 13%, 7% and 49%, respectively, of our net revenues for fiscal 2001.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Our operating results have been, and may continue to be, negatively affected by substantial quarterly and annual fluctuations and market downturns due to a number of factors, such as changes in demand for end-user equipment, the timing of the receipt, reduction or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products and our customer’s products, our ability to develop, introduce and market new products and technologies on a timely basis, availability and cost of products from our suppliers, new product and technology introductions by our competitors, changes in the mix of products we produce and sell, intellectual property disputes, the timing and extent of product development costs and general economic conditions. In the past, average selling prices of established products have generally declined over time and we expect this trend to continue in the future.

On an ongoing basis, we review investment, alliance and acquisition prospects that would complement our existing product offerings, augment our market coverage or enhance our technological capabilities. During fiscal 2001 and

2000, we completed eleven acquisitions, for aggregate consideration of $1.9 billion, to accelerate development efforts and fill technology gaps in our product portfolio. We treated each of these acquisitions as a purchase for financial accounting purposes and our results of operations reflect the operations of these businesses after the dates of acquisition.

Results of Operations

Recent Developments

During fiscal 2001, we—like many of our customers and competitors—were adversely impacted by a broad slowdown affecting the technology sector, including most of the communications electronics end-markets which our products address. Personal Networking net revenues for fiscal 2001 reflect continued deterioration in the digital cellular handset market resulting from excess channel inventories due to a slowdown in demand for cellular phones and a slower transition to next-generation phones. Sales of our broadband solutions were affected by slower than anticipated deployment of broadband services by system providers. Moreover, weak consumer demand for PCs and related peripheral devices and satellite set-top boxes led to lower sales of our products for these applications. Net revenues in our Mindspeed Technologies business were affected by slowing investment in communications network capacity expansion by Internet service providers (ISPs), competitive local exchange carriers (CLECs) and incumbent local exchange and inter-exchange carriers. In most cases, the effect of weakened end-customer demand was compounded by higher than normal levels of equipment and component inventories among our OEM, subcontractor and distributor customers.

The overall slowdown in the communications electronics markets has also impacted our gross margins and operating income. Cost of goods sold for fiscal 2001 was adversely affected by the significant underutilization of our manufacturing capacity. Our cost of goods sold for fiscal 2001 reflects $245.1 million of inventory write-downs across our product portfolio resulting from the sharply reduced end-customer demand for digital cellular handsets, set-top boxes, PC peripherals and Internet infrastructure equipment. During fiscal 2001, we also recorded $22.6 million of additional provisions for uncollectible accounts receivable from slow-paying customers.

Strategic Initiatives

During fiscal 2001, we implemented a number of strategic initiatives to focus investment and resources in the areas that best support our strategic growth drivers—the mobile communications, broadband access and Internet infrastructure markets.

In the third quarter of fiscal 2001, we decided to realign our manufacturing and procurement strategies to accelerate our transition from volume digital complementary metal-oxide semiconductor (CMOS) manufacturing to a fabless CMOS business model. We have discontinued advanced CMOS process technology development efforts beyond 0.13 micron capability, as well as further investments in CMOS manufacturing capacity. We have entered into long-term supply agreements with major foundry partners to obtain additional external CMOS wafer fabrication capacity. We also sold our photomask operations to a major manufacturer of photomasks and entered into a long-term supply agreement with the buyer for access to advanced photomask process technologies and services.

As a result of our decision to realign our manufacturing and procurement strategies, combined with the then-current and projected business conditions, we recorded impairment charges during the third quarter of fiscal 2001 totaling $429 million to write down the carrying value of certain manufacturing assets in our Personal Networking segment. We expect that this write-down will reduce our annual depreciation expense by approximately $90 million.

During fiscal 2001, we sold our global positioning system (GPS) business to SiRF Technology, Inc. (SiRF), a privately-held company focused on GPS applications, in exchange for shares of SiRF stock. As part of the agreement, we received certain license rights to SiRF’s GPS technology, and retained rights to certain GPS technology developed by us, for use in mobile communications applications. In addition, we are in negotiations to sell our board-level sub-assembly business and the related module assembly plant in El Paso, Texas. We expect the sale to be completed by December 31, 2001.

Expense Reduction and Restructuring Initiatives

In fiscal 2001, we implemented a number of expense reduction and restructuring initiatives to more closely align our cost structure with the current business environment. The cost reduction initiatives include workforce reductions, temporary shutdowns of our manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for our senior management team until we return to profitability.

During fiscal 2001, we reduced our workforce by approximately 2,000 employees (through involuntary severance programs and attrition), a 22% reduction from January 2001 levels. In addition to the workforce reductions, we periodically idled our wafer fabrication facilities in Newport Beach and Newbury Park, California and for a portion of fiscal 2001, we implemented a reduced work week at our Mexicali facility.

During fiscal 2001, we recorded restructuring charges of $22.8 million related to the workforce reductions completed through September 30, 2001 and the consolidation of certain facilities. Our continuing business reassessment and expense reduction initiatives may require additional charges for future actions and for exit costs associated with our El Paso, Texas board-level sub-assembly business.

The fiscal 2001 restructuring initiatives and other expense reduction actions taken, when combined with the reduction in depreciation expense as a result of the write-down of the impaired manufacturing assets, resulted in a quarterly reduction of manufacturing and operating expenses of approximately $90 million for the fourth quarter of fiscal 2001 (or an estimated $360 million annualized) as compared with the second quarter of fiscal 2001.

Separation of Personal Networking and Mindspeed Technologies Businesses

In March 2001, our Board of Directors approved in principle a revised plan for the separation of our Personal Networking and Mindspeed Technologies businesses. The separation would now be accomplished by the spin-off of the Personal Networking business to our shareholders as a new company which will have the Conexant name. Although current business conditions have delayed the separation, we remain committed to completing the separation as soon as business and market conditions permit. The separation is also subject to the approval of our shareholders and receipt of a ruling from the Internal Revenue Service (IRS) that the spin-off will qualify as a tax-free distribution. The IRS ruling has been received. While the ruling is generally binding on the IRS, the continuing validity of the ruling is subject to certain factual representations and assumptions. As of the date of this Annual Report, we are not aware of any facts or circumstances that would cause these representations and assumptions to be untrue. We cannot assure you that shareholder approval of the separation will be obtained, or that we will successfully complete the separation.

Net Revenues

We generally recognize revenues from product sales directly to our customers and to certain distributors upon shipment and transfer of title. We provide for warranty costs, sales returns and other allowances at the time of shipment based on our experience. We make a portion of our product sales to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. We defer the recognition of revenue on sales to these distributors until the products are sold by the distributors. The following table summarizes our net revenues by business segment:

(in millions)	2001	Change	2000	Change	1999

Net revenues:
Personal Networking	$757.2	(50)%	$1,524.4	31%	$1,166.5
Mindspeed Technologies	305.4	(47)%	579.2	109%	277.6

Total net revenues	$1,062.6	(49)%	$2,103.6	46%	$1,444.1

As a percentage of net revenues:
Personal Networking	71%		72%		81%
Mindspeed Technologies	29%		28%		19%

	100%		100%		100%

Personal Networking

     The following table summarizes the net revenues of our Personal Networking business by product group:

(in millions)	2001	Change	2000	Change	1999

Net revenues:
Mobile communications	$258.0	(34)%	$390.8	47%	$266.6
Broadband access	499.2	(56)%	1,133.6	26%	899.9

Total net revenues	$757.2	(50)%	$1,524.4	31%	$1,166.5

As a percentage of Conexant’s total revenues:
Mobile communications	24%		18%		19%
Broadband access	47%		54%		62%

	71%		72%		81%

Mobile communications net revenues for fiscal 2001 declined 34%, reflecting softer global demand for digital cellular handsets. Net revenues from digital cellular components, subsystems and system-level products, primarily for code division multiple access (CDMA) applications, declined as a result of lower subsidies of new digital cellular handsets by service providers and a slower transition to next-generation wireless phones. We also experienced lower sales volume from 900MHz digital cordless telephone chipsets. While overall demand remains lower than fiscal 2000 levels, we completed fiscal 2001 with strong sequential quarterly growth in revenues from our mobile communications products, driven by market share gains within our power amplifier portfolio, the volume increases of new general packet radio services (GPRS) and CDMA2000-based products, and increasing unit shipments of our cellular system chipsets for global system for mobile communications (GSM) applications.

Mobile communications net revenues for fiscal 2000 grew 47% over fiscal 1999, driven by strong overall demand for digital cellular handsets. In particular, we derived significant revenue growth from accelerating unit shipments of our GSM power amplifiers, radio frequency subsystems and full system solutions. However, revenues derived from our CDMA product portfolio declined during the second half of fiscal 2000 as a result of the Korean government’s decision to impose a ban on Korean service providers subsidizing new digital cellular handsets. The subsidy ban curtailed demand in the Korean market for CDMA digital cellular handset production and attendant semiconductor component supply.

Broadband access net revenues for fiscal 2001 declined 56%, reflecting lower unit shipments of our dial-up modem solutions resulting from weak consumer demand for PCs and related peripheral devices, and the excess channel inventory throughout the PC OEM product pipeline. Revenues from our embedded modem solutions, which enable communications in a variety of personal communications devices such as gaming consoles, web browsers and handheld devices, also decreased due to weak consumer demand during fiscal 2001 and the decision of a major OEM customer to exit the gaming console market. Revenues for our media processing products, including video encoders and decoders, declined as a result of the overall weakness in demand for consumer PCs and reduced demand for legacy low-speed modems used in satellite set-top box applications. Net revenues from our strategic broadband communications portfolio, including cable modems and satellite set-top box tuners and demodulators, were similarly affected by lower consumer demand and high levels of component inventories at OEMs.

Broadband access net revenues for fiscal 2000 grew 26% over fiscal 1999, reflecting strong growth in sales of our embedded modems. We also achieved strong demand through fiscal 2000 for our video processing solutions used in personal computing applications as well as increased shipments of tuners, demodulators, encoders, and back-channel telephony solutions, primarily for satellite set-top box applications. Fiscal 2000 results also included initial volume shipments of our cable modem products for European digital video broadcast and North American Data Over Cable Service Interface Specification (DOCSIS) applications, as well as the initial production shipments of our ADSL chipset solutions supporting delivery of broadband communication services for residential applications.

Mindspeed Technologies

Net revenues for Mindspeed Technologies for fiscal 2001 reflect the sharply lower demand for network equipment which has affected us, our customers and our competitors. ISPs and CLECs have dramatically reduced their investment in network capacity expansion as their business models fail to generate sufficient cash flow. Incumbent local exchange carriers and inter-exchange carriers have also reduced their capital spending. Demand has been further affected by higher-than-normal levels of equipment and component inventories among many OEM, subcontractor and distributor customers. As a result, in fiscal 2001 we experienced a steep decline in revenues from our AnyPort™ family of multi-service access processors and, to a lesser extent, our multi-megabit DSL, optical networking and network processor products.

In fiscal 2000, Mindspeed Technologies net revenues increased 109% from fiscal 1999 levels as demand for our networking semiconductor products and system solutions increased significantly due to the then-current need for network infrastructure OEMs to support the build-out and upgrade of both public and private communications networks. Demand increased for our optical networking, ATM, network processor and T/E carrier products, used in network infrastructure equipment for metropolitan and optical backbone networks. We also experienced greater demand for our high-speed DSL products, used by network infrastructure OEMs in DSL access multiplexers, integrated access devices and other products for the delivery of symmetric DSL (SDSL) services. We also saw increased demand from network infrastructure OEMs for our AnyPort™ family of multi-service access processors.

Gross Margin

(in millions)	2001	Change	2000	Change	1999

Gross margin	$42.3	(96)%	$970.0	67%	$580.9
Percent of net revenues	4%		46%		40%

Our cost of goods sold consists predominantly of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs, warranties and sustaining engineering expenses pertaining to products sold. Our gross margin for fiscal 2001 reflects the impact of lower sales volume on a base of relatively fixed manufacturing support costs. Gross margin for fiscal 2001 also reflects inventory write-downs of $245.1 million.

The inventory write-downs resulted from the sharply reduced end-customer demand we experienced for digital cellular handsets, set-top boxes, PC peripherals and Internet infrastructure equipment. We assess the recoverability of inventories through an on-going review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. We record inventory write-downs when the inventory on hand exceeds the demand forecast. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. We do not currently anticipate that the excess inventory written down will be used at a later date based on our current demand forecast. During fiscal 2001, we sold an insignificant amount of the inventory that we had previously written down.

The gross margin improvement in fiscal 2000 compared with fiscal 1999 principally reflects the continued shift in our product mix toward higher-margin products. The gross margin improvement also reflects higher factory utilization at our wafer fabrication facilities that resulted from increased unit sales volume. Gross margins for fiscal 1999 were adversely affected by unusually high inventory costs which resulted from low manufacturing capacity utilization during the last four months of fiscal 1998.

Research and Development

(in millions)	2001	Change	2000	Change	1999

Research and development	$483.0	17%	$414.5	34%	$310.0
Percent of net revenues	45%		20%		21%

Our research and development (R&D) expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices and design and test tool costs. Our R&D expenses also include the costs for advanced semiconductor process development, design automation and advanced package development for the benefit of each of our businesses.

We continue to focus our R&D investment principally in the areas of mobile communications, broadband access and Internet infrastructure. The increase in our R&D expenses for fiscal 2001 primarily reflects higher headcount and personnel-related costs of our expanded development efforts and the accelerated launch of new products. The higher fiscal 2001 R&D expenses also reflect the increase in our engineering team resulting from the acquisitions of ten businesses during fiscal 2000.

The increase in R&D expenses for fiscal 2000 compared to fiscal 1999 primarily reflects higher headcount and personnel-related costs as we expanded our R&D efforts in the areas of Internet infrastructure, mobile communications and broadband access. Subsequent to September 1999, our recruiting programs increased our engineering team by over 450 engineers, including approximately 350 engineers joining us through the acquisition of ten businesses. Our key product development efforts were targeted at client and multiport ADSL and G.shdsl products, home networking solutions, cable modems, CMOS imager solutions, GSM radio frequency subsystems and system solutions, and broadband optical networking products.

Selling, General and Administrative

(in millions)	2001	Change	2000	Change	1999

Selling, general and administrative	$302.1	4%	$289.4	27%	$227.7
Percent of net revenues	28%		14%		16%

Our selling, general and administrative (SG&A) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, real estate, information systems, customer service, sales, marketing, field application engineering and other services.

The increase in SG&A expenses for fiscal 2001 compared to fiscal 2000 primarily reflects the addition of the selling, marketing and administrative teams of the businesses we acquired during fiscal 2000 and the development of corporate infrastructure early in fiscal 2001 in anticipation of the planned separation of our Personal Networking and Mindspeed Technologies businesses. SG&A expenses for fiscal 2001 also reflect provisions of $22.6 million for uncollectible accounts receivable from slow-paying customers. Excluding the effect of the provisions for uncollectible accounts, our SG&A expenses for fiscal 2001 compared to fiscal 2000 decreased by $7.9 million as a result of the cost-reduction initiatives we implemented during fiscal 2001.

The increase in SG&A expenses for fiscal 2000 as compared to fiscal 1999 resulted from our continued development of our sales, marketing and business support functions since our spin-off from Rockwell at the end of the fiscal 1999 first quarter. In particular, we invested in the expansion of our sales and marketing organizations to support the rapid sales growth experienced in fiscal 1999 and 2000. The increase also reflects higher sales representative commissions driven by revenue growth, the SG&A costs associated with the businesses we acquired in fiscal 2000, and the continued development of corporate infrastructure, including our information systems, human resources and finance teams.

Amortization of Intangible Assets

(in millions)	2001	Change	2000	Change	1999

Amortization of intangible assets	$340.7	nm	$160.2	nm	$8.4

nm = not meaningful

The higher amortization expense in the fiscal 2001 and 2000 periods resulted from the ten business acquisitions we completed during fiscal 2000. In connection with these acquisitions, we recorded an aggregate of $1.7 billion of identified intangible assets and goodwill. These assets are being amortized over their estimated lives (principally five years). Consequently, we expect to record amortization expense related to goodwill and intangible assets of approximately $355 million in fiscal 2002.

Under the recently-issued Statement of Financial Accounting Standards No. 142, which we will adopt in the first quarter of fiscal 2003, we will cease amortizing goodwill against our results of operations, reducing annual amortization expense by approximately $285 million. However, we will be required to evaluate goodwill at least annually for impairment, and to write down the value of goodwill—with a charge against our results of operations—when the recorded value of goodwill exceeds its estimated fair value.

Special Charges

Special charges consist of the following:

(in millions)	2001	Change	2000	Change	1999

Asset impairments	$429.0	nm	$—	nm	$20.0
Restructuring charges	22.8	nm	—	nm	17.9
Separation costs	15.7	nm	—	nm	—
Other special costs	11.0	nm	—	nm	—

	$478.5		$—		$37.9

nm = not meaningful

Asset Impairments

During fiscal 2001, we recorded impairment charges totaling $429.0 million associated with manufacturing assets in our Personal Networking segment. During the third quarter, we decided to realign our manufacturing and procurement strategies, accelerating our transition from volume digital CMOS manufacturing to a fabless CMOS business model. We will continue to use the wafer fabrication assets for specialty-process wafer manufacturing, as well as to meet a portion of our CMOS wafer requirements during our transition to a fabless CMOS business model. Over time, we expect that the majority of our requirements for CMOS wafers, previously manufactured internally, will be sourced from third-party foundries. Specialty-process wafer manufacturing (such as gallium arsenide and silicon germanium processes) will remain an important component of our strategy.

As a result of our decision to realign our manufacturing and procurement strategies, combined with then-current and projected business conditions, we recorded an impairment charge of $412.0 million to write down the carrying value (approximately $516 million based on historical cost) of both of our wafer fabrication facilities and related machinery and equipment (the “wafer fabrication assets”) to their estimated fair value. We determined the fair value of the wafer fabrication assets by discounting the cash flows we expect to be generated from future manufacturing activities, using a discount rate we believe is commensurate with the risks involved. We believe this discounted cash flow model represents a reasonable estimate of the fair value of the wafer fabrication assets. The write-down established a new cost basis for the wafer fabrication assets, which we will depreciate based upon new estimated useful lives ranging from one to six years. We expect the write-down of the wafer fabrication assets, net of the impact of using shorter estimated useful lives, will reduce our annual depreciation expense by approximately $90 million.

Additionally, we recorded an impairment charge of $17.0 million to write down an advance deposit to a third-party foundry. Under the terms of the advance deposit, the third-party foundry would repay the deposit as we purchased wafers from the foundry during a specified time period. As a result of then-current and projected business conditions, we estimated that purchases during the remaining term of the arrangement with this foundry would be insufficient for us to fully recover the advance deposit.

In fiscal 1999, we recorded a $20.0 million impairment charge to further write down our Colorado Springs, Colorado wafer fabrication facilities, which we decided to close and dispose of during fiscal 1998. We distributed the Colorado Springs wafer fabrication facilities to Rockwell prior to our spin-off from Rockwell.

Restructuring Charges

In fiscal 2001, we implemented a number of expense reduction and restructuring initiatives to more closely align our cost structure with the current business environment. The cost reduction initiatives include workforce reductions, temporary shutdowns of our manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for our senior management team until we return to profitability.

During fiscal 2001, we reduced our workforce by approximately 2,000 employees (through involuntary severance programs and attrition), a 22% reduction from January 2001 levels. We recorded restructuring charges of $22.8 million for costs of the workforce reduction and the consolidation of certain facilities. The charges were based upon estimates of the cost of severance benefits for approximately 1,300 affected employees and lease cancellation and related costs. The actions reduced our workforce in both our Personal Networking and Mindspeed Technologies segments, including approximately 1,000 employees in our manufacturing operations.

Activity and liability balances related to our fiscal 2001 restructuring actions through September 30, 2001 are as follows:

	Workforce	Facility
(in thousands)	reductions	and other	Total

Charged to costs and expenses	$17,199	$5,584	$22,783
Cash payments	(11,104)	(223)	(11,327)

Restructuring balance, September 30, 2001	$6,095	$5,361	$11,456

We expect to pay a majority of the amounts accrued for these actions within one year. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operations, and are not expected to significantly impact our liquidity.

The fiscal 2001 restructuring initiatives and other expense reduction actions taken, when combined with the reduction in depreciation expense as a result of the write-down of the impaired manufacturing assets, resulted in an approximate $90 million quarterly (or an estimated $360 million annualized) reduction of manufacturing and operating expenses for the fourth quarter of fiscal 2001 as compared with the second quarter of fiscal 2001.

Our continuing business reassessment and expense reduction initiatives may require additional charges for future actions and for exit costs associated with our El Paso, Texas board-level sub-assembly business.

In fiscal 1999, we recorded additional restructuring charges of $17.9 million to complete an approximate 10% worldwide workforce reduction and other restructuring actions which we commenced in 1998. The 1999 charges include $17.0 million of additional costs relating to our voluntary early retirement program and $0.9 million to decommission equipment, activities at foreign subsidiaries and contract cancellations at our Colorado Springs wafer fabrication facilities. We completed these restructuring actions in fiscal 2000.

Separation Costs

In fiscal 2001, we incurred costs of $15.7 million related to the previously-announced separation of our Personal Networking and Mindspeed Technologies businesses into two independent companies. We anticipate that we will incur additional costs in fiscal 2002 in connection with our revised plan for the separation of our Personal Networking and Mindspeed Technologies businesses.

Other Special Charges

In connection with our fiscal 2001 restructuring actions and realigned manufacturing and procurement strategies, we recorded other special charges aggregating $11.0 million related to the disposal or write-off of certain assets.

Purchased In-Process Research and Development

In connection with our fiscal 2000 business acquisitions, we recorded charges totaling $215.7 million for the fair value of purchased in-process research and development (IPRD). The following table summarizes the significant assumptions underlying the valuations related to IPRD at the time of the acquisitions.

			Estimated
			costs to	Discount rate	Weighted-
	Date		complete	applied to	average cost
(in millions)	Acquired	IPRD	projects	IPRD	of capital

Microcosm	January 2000	$27.4	$0.8	35%	20%
Maker	March 2000	118.5	5.7	30%	18%
Philsar	May 2000	24.4	5.4	30%	20%
HotRail	June 2000	26.1	11.7	34%	24%
Novanet	September 2000	17.3	10.8	22% to 27%	20%
NetPlane	September 2000	2.0	0.5	20% to 22%	17%

We believe the discount rates applied to the IPRD projects reflect the specific risks associated therewith. We are responsible for the amounts determined for IPRD and we believe the amounts are representative of fair values and do not exceed the amounts an independent party would pay for these projects at the dates of acquisition.

Microcosm We identified and valued IPRD projects relating to four product families, directed toward the development of high-performance programmable communications processors. Microcosm’s IPRD projects ranged from 77% to 90% complete and averaged approximately 84% complete. Microcosm completed IPRD projects in two product families as expected in fiscal 2001; IPRD projects in two other product families were abandoned in fiscal 2001 in favor of efforts focused on higher data-rate solutions.

Maker We identified and valued IPRD projects relating to seven product families, directed toward the development of high-performance programmable communications processors and applications software. Maker’s IPRD projects ranged from 55% to 92% complete and averaged approximately 75% complete. Maker completed IPRD projects in three product families during fiscal 2001. The remaining IPRD projects are expected to be completed during fiscal 2002.

Philsar We identified and valued IPRD projects relating to five product families, directed toward the development of Bluetooth™ products including radio frequency transceivers, a baseband controller and an integrated single-chip Bluetooth™ solution. Philsar’s IPRD projects ranged from 41% to 78% complete and averaged approximately 60% complete. Philsar completed two IPRD projects in fiscal 2001, and one other project was cancelled in favor of an alternate solution. The remaining projects are expected to be completed during fiscal 2002.

HotRail We identified and valued IPRD projects relating to two product families, directed toward the development of scaleable, high-speed switch fabric systems and the HotRail Channel parallel CMOS transceiver. HotRail’s IPRD projects ranged from 34% to 95% complete and averaged approximately 74% complete. The HotRail Channel transceiver was completed during fiscal 2001. HotRail’s other IPRD projects were completed during fiscal 2001, with the exception of one project which is expected to be completed during fiscal 2002.

Novanet We identified and valued three IPRD projects, directed toward the development of high-speed semiconductor solutions for ATM and packet-over-SONET applications. Novanet’s IPRD projects ranged from 45% to 90% complete and averaged approximately 70% complete. One of Novanet’s IPRD projects, representing 79% of the total value of IPRD acquired, was cancelled during fiscal 2001 to permit development resources to be refocused on next-generation semiconductor products which the we believe are better aligned with expected future demand. One IPRD project was completed during fiscal 2001, and the other project is now expected to be completed during fiscal 2002.

NetPlane We identified and valued four IPRD projects, directed toward the development of network control software and subsystems, including advanced multiprotocol label switching software for optical Internet backbone equipment and an Internet protocol routing protocol product suite. NetPlane’s IPRD projects ranged from 5% to 60% complete and averaged approximately 30% complete. NetPlane’s IPRD projects were completed during fiscal 2001.

In the event we are unable to complete the IPRD projects and deliver new products to the market on a timely basis, or to achieve expected market acceptance or revenue and expense forecasts, the financial results and operations of the acquired businesses could be adversely affected.

Debt Conversion Costs

During fiscal 2001, approximately $255.2 million principal amount of our 4-1/4% Convertible Subordinated Notes due 2006 were converted into approximately 11.0 million shares of our common stock at a cost to us of $42.6 million.

Special Charges — Litigation

In fiscal 2000, we recorded a special charge of $35.0 million in connection with the settlement of certain litigation.

Other Income, Net

(in millions)	2001	Change	2000	Change	1999

Other income, net	$0.6	(91)%	$6.5	9%	$5.9

Other income, net for fiscal 2001 is comprised of investment income, interest income on invested cash balances and a $23.3 million gain on sale of marketable securities. Such other income is offset by interest expense on our convertible subordinated notes, a $4.1 million write-off of costs associated with a terminated credit facility, and a $13.1 million write-down of certain non-marketable investments, which we determined to be permanently impaired.

In fiscal 2000, other income, net principally reflects net interest income resulting from both higher interest rates and larger invested cash balances, including a portion of the proceeds of the $650 million principal amount of our 4% Convertible Subordinated Notes due 2007 issued in February 2000. The fiscal 1999 period reflects gains on the sale of certain investments, which were partially offset by net interest expense resulting from lower invested cash balances.

Provision for Income Taxes

In fiscal 2001, we recorded an income tax benefit of $151.3 million, which reflects the value of our net loss to reduce our income taxes, net of the impact of the valuation allowance established against the deferred tax assets and the non-deductible costs for amortization of intangible assets. As a result of our large fiscal 2001 operating losses and our expectation of future operating results, we determined that it is more likely than not that a portion of the additional income tax benefits which arose during fiscal 2001 will not be realized. Consequently, we established a valuation allowance of $363.4 million for the portion of our deferred tax assets which we do not expect to realize through the reduction of future income tax payments. We believe the remaining portion of our deferred tax assets will be realized based on our current expectations of future earnings and tax planning strategies available to us. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such benefits are more likely than not to be realized. We expect foreign income taxes to be insignificant. Consequently, we expect our effective income tax rate will be approximately 0% for fiscal 2002.

For fiscal 2000, our provision for income taxes was $52.6 million. Exclusive of the non-deductible charges for IPRD and amortization of intangible assets resulting from the our fiscal 2000 acquisitions, our the effective tax rate for fiscal 2000 was approximately 30% of pre-tax income. This rate reflects the positive impact of state and federal research and experimentation tax credits available to us. In fiscal 1999, we recorded an income tax benefit of $10.2 million, primarily due to significant research and development credits generated in comparison to pre-tax income.

Extraordinary Gain on Extinguishment of Debt

During fiscal 2001, we purchased $35.0 million principal amount of our 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in a gain of $11.7 million. We have presented such gain in the consolidated statement of operations as an extraordinary item, net of income taxes of $4.4 million.

Pro Forma Earnings

Pro forma operating income (loss), pro forma income (loss) before extraordinary item, and pro forma income (loss) per share before extraordinary item exclude the amortization of intangible assets, special charges, purchased in-process research and development, stock compensation and certain non-operating gains and losses. We believe these measures of earnings provide a better understanding of our underlying operating results and we use these measures internally to evaluate our underlying operating performance. These measures of earnings are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from pro forma measures used by other companies. Pro forma income (loss) before extraordinary item and pro forma income (loss) per share before extraordinary item is calculated as follows:

(in thousands, except per share amounts)	2001	2000	1999

Income (loss) before extraordinary item	$(1,452,618)	$(190,927)	$12,929
Amortization of intangible assets	340,664	160,154	8,364
Special charges	478,492	—	37,906
Purchased in-process research and development	—	215,710	—
Stock compensation	9,393	6,759	—
Debt conversion costs	42,584	—	—
Gain on sale of certain investments	(23,251)
Write-down of investments	13,051	—	—
Write-off of terminated credit facility costs	4,146	—	—
Special charges—litigation	—	35,000	—
Tax benefit	(14,409)	(31,179)	(17,785)

Pro forma income (loss) before extraordinary item	$(601,948)	$195,517	$41,414

Pro forma income (loss) per share before extraordinary item:
Basic	$(2.46)	$0.92	$0.22
Diluted	$(2.46)	$0.84	$0.20
Shares used per share computation:
Basic	244,711	211,840	192,551
Diluted	244,711	244,970	203,484

Special charges excluded from our pro forma results consist of asset impairments, restructuring charges, separation costs incurred in connection with the proposed separation of our Personal Networking and Mindspeed Technologies businesses and losses on the disposal of certain assets. Pro forma results also exclude stock compensation costs (representing the amortization of the value of unvested in-the-money stock options we assumed in connection with certain business acquisitions) and, in fiscal 2000, a $6.8 million charge for the value of compensatory stock options granted to employees. Non-operating gains and losses excluded from pro forma results consist of realized gains on the sale of marketable securities, debt conversion costs, the write-off of terminated credit facility costs and the write-down of certain non-marketable investments. The pro forma results reflect a provision or benefit for income taxes based upon our estimated effective tax rate for the periods presented. For fiscal 2001, the pro forma results reflect a 36% income tax benefit on losses we incurred through the first half of fiscal 2001.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended September 30, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals as well as the write-off of purchased in-process research and development and the special charges, have been included to fairly present our unaudited quarterly results. This data should be read together with our consolidated financial statements and the notes thereto included in this Annual Report.

	Three months ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	1999	2000	2000	2000	2000	2001	2001	2001

			(in thousands, except per share amounts)
Statement of Operations Data
Net revenues	$509,963	$501,728	$530,474	$561,434	$410,361	$251,003	$200,146	$201,048
Cost of goods sold	277,446	269,459	282,185	304,557	296,603	334,168	228,998	160,534

Gross margin	232,517	232,269	248,289	256,877	113,758	(83,165)	(28,852)	40,514
Research and development	88,477	100,095	106,017	119,882	118,538	128,879	117,128	118,450
Selling, general and administrative	68,168	66,024	71,017	84,202	80,376	89,741	76,058	55,900
Amortization of intangible assets	2,405	25,337	55,861	76,551	82,304	84,040	85,307	89,013
Special charges	—	—	—	—	7,927	11,848	432,462	26,255
Purchased in-process R&D	—	145,900	50,462	19,348	—	—	—	—

Total operating expenses	159,050	337,356	283,357	299,983	289,145	314,508	710,955	289,618

Operating income (loss)	73,467	(105,087)	(35,068)	(43,106)	(175,387)	(397,673)	(739,807)	(249,104)
Debt conversion costs	—	—	—	—	(42,584)	—	—	—
Special charges—litigation	—	—	—	(35,000)	—	—	—	—
Other income (expense), net	578	932	2,082	2,879	(4,356)	(1,021)	(4,766)	10,742

Income (loss) before income taxes	74,045	(104,155)	(32,986)	(75,227)	(222,327)	(398,694)	(744,573)	(238,362)
Provision (benefit) for income taxes	22,214	28,187	20,335	(18,132)	(15,467)	(136,683)	367	445

Income (loss) before extraordinary item	51,831	(132,342)	(53,321)	(57,095)	(206,860)	(262,011)	(744,940)	(238,807)
Extraordinary gain on extinguishment of debt	—	—	—	—	7,284	—	—	—

Net income (loss)	$51,831	$(132,342)	$(53,321)	$(57,095)	$(199,576)	$(262,011)	$(744,940)	$(238,807)

Income (loss) per share before extraordinary item:
Basic	$0.26	$(0.64)	$(0.24)	$(0.25)	$(0.88)	$(1.08)	$(3.02)	$(0.95)
Diluted	0.24	(0.64)	(0.24)	(0.25)	(0.88)	(1.08)	(3.02)	(0.95)
Shares used in computing income (loss) per share before extraordinary item:
Basic	196,715	205,207	218,249	227,124	236,119	243,515	246,777	252,427
Diluted	228,974	205,207	218,249	227,124	236,119	243,515	246,777	252,427
Other Financial Data(1)
Pro forma operating income (loss)	$75,872	$66,150	$71,255	$59,552	$(82,669)	$(299,566)	$(219,453)	$(131,734)
Pro forma income (loss) before extraordinary item	53,318	47,143	51,545	43,511	(57,417)	(187,454)	(220,440)	(136,637)
Pro forma income (loss) per share before extraordinary item:
Basic	$0.27	$0.23	$0.24	$0.19	$(0.24)	$(0.77)	$(0.89)	$(0.54)
Diluted	0.24	0.21	0.22	0.18	(0.24)	(0.77)	(0.89)	(0.54)
Shares used in computing pro forma income (loss) per share before extraordinary item:
Basic	196,715	205,207	218,249	227,124	236,119	243,515	246,777	252,427
Diluted	228,974	239,644	248,491	257,972	236,119	243,515	246,777	252,427

(1)	Pro forma operating income (loss), pro forma income (loss) before extraordinary item, and pro forma income (loss) per share before extraordinary item exclude the amortization of intangible assets, special charges, purchased in-process research and development, stock compensation and certain non-operating gains and losses.

The pro forma results reflect a provision or benefit for income taxes based upon our estimated effective tax rate for the periods presented. We believe these measures of earnings provide a better understanding of our underlying operating results and we use these measures internally to evaluate our underlying operating performance. These measures of earnings are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from pro forma measures used by other companies.

Liquidity and Capital Resources

Cash used in operating activities was $247.0 million for fiscal 2001, compared to cash provided by operating activities of $162.1 million for fiscal 2000 and $307.7 million for fiscal 1999. Fiscal 2001 operating cash flows reflect our net loss of $1.4 billion, offset by noncash charges (depreciation and amortization, special charges and other) of $1.1 billion, and a net decrease in the non-cash components of our working capital of approximately $70.9 million. Before the effect of working capital changes, operating cash flow was $(317.9) million for fiscal 2001, compared to $404.4 million for fiscal 2000.

The fiscal 2001 working capital decreases include a $266.4 million decrease in net receivables, principally due to lower quarterly sales. Our allowance for doubtful accounts increased by $11.3 million during fiscal 2001, resulting from additional reserves taken for slow-paying accounts. The working capital changes include a $29.7 million increase in net inventories (before the effect of inventory provisions of $248.3 million). The working capital changes also include a reduction of accounts payable of $130.2 million and a decrease in accrued expenses and other current liabilities of $17.5 million resulting from lower materials purchases and decreased capital spending.

Cash used in investing activities of $357.0 million during fiscal 2001 included net purchases of marketable securities totaling $93.0 million. Capital expenditures totaled $158.4 million during fiscal 2001, primarily for investment in production and test facilities and corporate information systems. As a part of our expense reduction initiatives, we reduced capital expenditures to $9.1 million in the fourth quarter of fiscal 2001. In addition, we made payments for investments, advances and acquisitions totaling $108.2 million, including a vendor advance of $75.0 million, payments of $15.1 million in connection with business acquisitions, and $18.1 million of equity investments, principally in early-stage communications technology companies. Cash used in investing activities during fiscal 2000 consisted of routine capital expenditures of $315.1 million, payments for investments, advances and acquisitions totaling $175.3 million, and net sales of marketable securities of $13.2 million.

Cash used in financing activities of $44.8 million during fiscal 2001 principally consisted of $65.0 million paid in connection with the conversion and repurchase of a portion of our convertible subordinated notes. During fiscal 2001, approximately $255.2 million principal amount of our 4-1/4% Convertible Subordinated Notes were converted into approximately 11.0 million shares of common stock, at a cost to us of $42.6 million. Also during fiscal 2001, we purchased $35.0 million principal amount of our 4% Convertible Subordinated Notes at prevailing market prices, resulting in an extraordinary gain of $11.7 million. These costs were partially offset by proceeds of $20.2 million from the exercise of stock options. Cash provided by financing activities during fiscal 2000 of $747.7 million consisted of net proceeds from the issuance of $650 million principal amount of our 4% Convertible Subordinated Notes due 2007 and proceeds from the exercise of stock options of $116.7 million.

Our principal sources of liquidity are our existing cash reserves and available-for-sale marketable securities and cash generated from operations. Combined cash and cash equivalents and marketable securities at September 30, 2001 totaled $338.9 million compared to $944.4 million at September 30, 2000. Our working capital at September 30, 2001 was $442.4 million compared to $1.3 billion at September 30, 2000. The overall working capital decrease principally reflects cash used in operations and cash payments for capital expenditures, investments and advances and the inventory write-downs recorded during the year.

While the recent dramatic changes in end-user demand and the continued high levels of channel inventories have reduced visibility into future demand, we expect that these and other factors will continue to affect our revenues in fiscal 2002. We also believe that ongoing underutilization of our manufacturing capacity will adversely affect our gross margin and operating profit. Consequently, we anticipate that we will continue to experience negative cash flows from operations in the near term. During fiscal 2001, we implemented a number of expense reduction initiatives, including workforce reductions, temporary shutdowns of our manufacturing facilities, the consolidation of certain facilities and salary reductions of 10% for senior management. We have also reduced our planned capital expenditures based upon our current revenue outlook.

We believe that our existing sources of liquidity, along with cash expected to be generated from operations, will be sufficient to fund our operations, research and development efforts, and anticipated capital expenditures for at least the next twelve months. Although reduced capital expenditures are a key component of our realigned manufacturing and procurement strategy, we will need to continue a focused program of capital expenditures to sustain our current manufacturing capabilities during the transition to a fabless CMOS business model and to support our continuing specialty-process wafer manufacturing. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund renewed capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. However, we can not assure you that such financing will be available to us on favorable terms, or at all.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, marketable securities and long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2001, the carrying value of our cash and cash equivalents approximates fair value.

Our marketable debt securities (consisting of commercial paper, corporate bonds and government securities) principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of September 30, 2001, unrealized gains of $1.6 million (net of related income taxes of $1.2 million) on these securities are included in accumulated other comprehensive income.

Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our investments and long-term debt as of September 30, 2001:

(in thousands)	Carrying Value	Fair Value

Cash and cash equivalents	$182,260	$182,260
Marketable debt securities	156,660	156,660
Long-term debt	709,849	398,311

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures (principally the Japanese yen). Under this program, we seek to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes.

At September 30, 2001, we held foreign currency forward exchange contracts (to sell Japanese yen at specified rates) having an aggregate notional amount of approximately 574 million yen, at a notional weighted average exchange rate of approximately 116.2 yen to one dollar. The net unrealized gain/loss on the forward contracts outstanding at September 30, 2001 was not material to our consolidated financial statements. Based on our overall currency rate exposure at September 30, 2001, a 10 percent change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

The table below provides information as of September 30, 2001 about our foreign currency forward exchange contracts. The table presents the notional amounts (the U.S. dollar equivalent, based on the contract exchange rates) and the contract foreign currency exchange rates.

	Notional	Contract Rate	Estimated
(dollars in thousands)	Amount	Per US $1.00	Fair Value

Foreign currency forward exchange contracts:
Japanese yen	$4,938	116.19	$124

Item 8. Financial Statements and Supplementary Data

CONEXANT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,

	2001	2000

ASSETS
Current Assets
Cash and cash equivalents	$182,260	$831,100
Short-term investments	156,660	17,397
Receivables, net of allowance of $18,206 (2001) and $6,949 (2000)	133,685	422,650
Inventories	122,397	341,002
Deferred income taxes	75,710	95,260
Other current assets	54,639	66,733

Total current assets	725,351	1,774,142
Marketable securities	—	95,876
Property, plant and equipment, net	387,433	828,511
Goodwill and intangible assets, net	1,251,253	1,507,326
Other assets	267,999	209,056
Deferred income taxes	183,444	1,286

Total assets	$2,815,480	$4,416,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$98,141	$233,865
Deferred revenue	27,149	37,586
Accrued compensation and benefits	50,407	88,399
Other current liabilities	107,300	95,158

Total current liabilities	282,997	455,008
Convertible subordinated notes	709,849	999,997
Other long-term liabilities	49,458	54,433

Total liabilities	1,042,304	1,509,438

Commitments and contingencies	—	—
Shareholders’ Equity
Preferred and junior preferred stock (No par value, 25,000 shares authorized, no shares issued or outstanding)	—	—
Common stock, $1.00 par value: 1,000,000 authorized shares; 253,900 (2001) and 231,164 (2000) issued shares	253,900	231,164
Additional paid-in capital	3,113,205	2,775,115
Accumulated deficit	(1,566,209)	(120,875)
Accumulated other comprehensive income (loss)	(17,204)	47,295
Treasury stock, at cost: 41 (2001) and 30 (2000) shares	(1,807)	(1,619)
Unearned compensation	(8,709)	(24,321)

Total shareholders’ equity	1,773,176	2,906,759

Total liabilities and shareholders’ equity	$2,815,480	$4,416,197

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended September 30,

	2001	2000	1999

Net revenues	$1,062,558	$2,103,599	$1,444,114
Cost of goods sold	1,020,303	1,133,647	863,252

Gross margin	42,255	969,952	580,862
Operating expenses:
Research and development	482,995	414,471	310,042
Selling, general and administrative	302,075	289,411	227,729
Amortization of intangible assets	340,664	160,154	8,364
Special charges	478,492	—	37,906
Purchased in-process research and development	—	215,710	—

Total operating expenses	1,604,226	1,079,746	584,041

Operating loss	(1,561,971)	(109,794)	(3,179)
Debt conversion costs	(42,584)	—	—
Special charges — litigation	—	(35,000)	—
Other income, net	599	6,471	5,935

Income (loss) before income taxes	(1,603,956)	(138,323)	2,756
Provision (benefit) for income taxes	(151,338)	52,604	(10,173)

Income (loss) before extraordinary item	(1,452,618)	$(190,927)	12,929
Extraordinary gain on extinguishment of debt, net of income taxes of $4,426	7,284	—	—

Net income (loss)	$(1,445,334)	$(190,927)	$12,929

Basic income (loss) per share:
Income (loss) before extraordinary item	$(5.94)	$(0.90)	$0.07
Extraordinary item	0.03	—	—

Net income (loss)	$(5.91)	$(0.90)	$0.07

Diluted income (loss) per share:
Income (loss) before extraordinary item	$(5.94)	$(0.90)	$0.06
Extraordinary item	0.03	—	—

Net income (loss)	$(5.91)	$(0.90)	$0.06

Number of shares used in per share computation:
Basic	244,711	211,840	192,551

Diluted	244,711	211,840	203,484

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,

	2001	2000	1999

Cash Flows From Operating Activities
Net income (loss)	$(1,445,334)	$(190,927)	$12,929
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	175,402	192,734	204,512
Amortization of intangible assets	340,664	160,154	8,364
Asset impairments	429,000	—	20,000
Provision for losses on accounts receivable	22,613	2,066	3,745
Inventory provisions	248,333	7,771	10,067
Deferred income taxes	(142,056)	(32,126)	9,940
Stock compensation	15,168	9,491	19,570
Purchased in-process research and development	—	215,710	—
Special charges — litigation	—	35,000	—
Debt conversion costs	42,584	—	—
Extraordinary gain—extinguishment of debt	(11,710)	—	—
Other noncash charges, net	7,399	4,533	6,583
Changes in assets and liabilities, net of acquisitions:
Receivables	266,364	(178,968)	(76,299)
Inventories	(29,728)	(122,038)	(33,618)
Accounts payable	(130,214)	(48,840)	114,107
Accrued expenses and other current liabilities	(17,538)	112,300	50,338
Other	(17,973)	(4,757)	(42,564)

Net cash provided by (used in) operating activities	(247,026)	162,103	307,674

Cash Flows From Investing Activities
Purchase of marketable securities	(531,201)	(6,011)	—
Sale of marketable securities	438,211	19,206	—
Capital expenditures	(158,414)	(315,118)	(213,756)
Proceeds from sale of assets	2,522	—	—
Acquisitions of businesses, net of cash acquired	(15,052)	(1,027)	—
Investments in and advances to businesses	(93,112)	(174,258)	(18,400)

Net cash used in investing activities	(357,046)	(477,208)	(232,156)

Cash Flows From Financing Activities
Proceeds from issuance of convertible subordinated notes, net of issuance costs	—	630,992	339,574
Proceeds from exercise of stock options	20,216	116,697	23,408
Payment of debt conversion costs	(42,584)	—	—
Repurchase of convertible subordinated notes	(22,400)	—	—
Payment of short-term debt	—	—	(14,075)
Net transfers to Rockwell	—	—	(39,909)

Net cash provided by (used in) financing activities	(44,768)	747,689	308,998

Net increase (decrease) in cash and cash equivalents	(648,840)	432,584	384,516
Cash and cash equivalents at beginning of period	831,100	398,516	14,000

Cash and cash equivalents at end of period	$182,260	$831,100	$398,516

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock			Retained	Accumulated
			Additional	Earnings	Other			Rockwell's	Total
	Outstanding		Paid-In	(Accumulated	Comprehensive	Treasury	Unearned	Net	Shareholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Stock	Compensation	Investment	Equity

Balance at September 30, 1998	—	$—	$—	$—	$—	$—	$—	$1,009,375	$1,009,375
Net loss prior to the Distribution	—	—	—	—	—	—	—	(57,123)	(57,123)
Net income subsequent to the Distribution	—	—	—	70,052	—	—	—	—	70,052
Currency translation adjustment	—	—	—	—	149	—	—	(3,845)	(3,696)
Realized gains on available-for-sale investments	—	—	—	—	(3,589)	—	—	—	(3,589)

Comprehensive income									5,644
Net transfers to Rockwell	—	—	(796)	—	3,589	—	—	(51,335)	(48,542)
The Distribution	189,763	189,763	707,309	—	—	—	—	(897,072)	—
Issuance of common stock	6,624	6,624	42,467	—	—	—	(20,568)	—	28,523
Tax benefits from stock plans	—	—	20,583	—	—	—	—	—	20,583
Compensation expense under restricted stock plan	—	—	—	—	—	—	19,570	—	19,570

Balance at September 30, 1999	196,387	196,387	769,563	70,052	149	—	(998)	—	1,035,153
Net loss	—	—	—	(190,927)	—	—	—	—	(190,927)
Currency translation adjustment	—	—	—	—	(539)	—	—	—	(539)
Change in unrealized gains on available-for- sale investments, net of tax	—	—	—	—	47,685	—	—	—	47,685

Comprehensive loss									(143,781)
Purchase acquisitions	26,988	26,988	1,761,138	—	—	—	(19,453)	—	1,768,673
Issuance of common stock	7,788	7,788	71,463	—	—	—	(6,511)	—	72,740
Tax benefits from stock plans	—	—	166,102	—	—	—	—	—	166,102
Purchase of treasury stock	(30)	—	—	—	—	(1,619)	—	—	(1,619)
Compensation expense related to employee stock plans	1	1	6,849	—	—	—	2,641	—	9,491

Balance at September 30, 2000	231,134	231,164	2,775,115	(120,875)	47,295	(1,619)	(24,321)	—	2,906,759
Net loss	—	—	—	(1,445,334)	—	—	—	—	(1,445,334)
Currency translation adjustment	—	—	—	—	(18,362)	—	—	—	(18,362)
Change in unrealized gains on investments, net of tax	—	—	—	—	(46,094)	—	—	—	(46,094)
Unrealized loss on forward exchange contracts	—	—	—	—	(43)	—	—	—	(43)

Comprehensive loss									(1,509,833)
Purchase acquisitions	7,494	7,494	66,653	—	—	—	3,819	—	77,966
Conversion of debt	11,046	11,046	237,896	—	—	—	—	—	248,942
Issuance of common stock	4,196	4,196	29,788	—	—	—	(1,106)	—	32,878
Tax benefits from stock plans	—	—	1,484	—	—	—	—	—	1,484
Purchase of treasury stock	(11)	—	—	—	—	(188)	—	—	(188)
Compensation expense related to employee stock plans	—	—	2,269	—	—	—	12,899	—	15,168

Balance at September 30, 2001	253,859	$253,900	$3,113,205	$(1,566,209)	$(17,204)	$(1,807)	$(8,709)	$—	$1,773,176

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Conexant Systems, Inc. (Conexant or the Company) is a worldwide leader in semiconductor system solutions for communications applications. The Company’s expertise in mixed-signal processing allows it to deliver integrated systems and semiconductor products which facilitate communications worldwide through wireline voice and data communications networks, cellular telephony systems and emerging cable, satellite and fixed wireless broadband communications networks. The Company operates in two business segments: the Personal Networking business and Mindspeed Technologies™, the Company’s Internet infrastructure business.

On December 31, 1998, Conexant became an independent publicly-held company when Rockwell International Corporation (Rockwell) spun off Conexant, then a wholly-owned subsidiary of Rockwell, by means of a distribution (the Distribution) of all the outstanding shares of common stock of Conexant to the shareholders of Rockwell in a tax-free spin-off. Prior to the Distribution, Conexant (formerly named Rockwell Semiconductor Systems, Inc.), together with certain other subsidiaries of Rockwell, operated Rockwell’s semiconductor systems business (Semiconductor Systems). Conexant was incorporated as Rockwell Semiconductor Systems, Inc. in Delaware on September 16, 1996, and changed its name to Conexant Systems, Inc., on October 14, 1998. All references herein to Conexant or the Company for periods prior to the Distribution include Semiconductor Systems.

In March 2001, the Company’s Board of Directors approved in principle a revised plan for the separation of the Personal Networking and Mindspeed Technologies businesses. The separation would now be accomplished by the spin-off of the Personal Networking business to Conexant shareholders as a new company which will have the Conexant name. Although current business conditions have delayed the separation, the Company remains committed to completing the separation as soon as business and market conditions permit. The separation is also subject to the approval of the Company’s shareholders and receipt of a ruling from the Internal Revenue Service (IRS) that the spin-off will qualify as a tax-free distribution. The IRS ruling has been received. While the ruling is generally binding on the IRS, the continuing validity of the ruling is subject to certain factual representations and assumptions. The Company is not aware of any facts or circumstances that would cause these representations and assumptions to be untrue. There can be no assurance that shareholder approval of the separation will be obtained, or that the separation will be successfully completed.

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

Fiscal Year The Company maintains a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal years 2001, 2000 and 1999 each comprised 52 weeks and ended on September 28, September 29 and October 1, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to inventories, long-lived assets, income taxes and litigation. On an ongoing basis,

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Revenue Recognition Revenues from product sales direct to customers and certain distributors are recognized upon shipment and transfer of title. The Company provides for warranty costs, sales returns and other allowances at the time of shipment based on its experience. Certain of the Company’s product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. The Company defers the recognition of revenue on sales to these distributors until the products are sold by the distributors. Development revenue is recognized when services are performed. To date, development revenue has not been significant.

The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101) in the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a significant impact on the Company’s financial position or results of operations.

Cash and Cash Equivalents The Company considers all highly-liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Inventories Inventories are stated at the lower of cost or market. Cost is computed using the average cost method on a currently adjusted standard basis (which approximates actual cost); market is based upon estimated net realizable value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, and orders generally are subject to cancellation with limited advance notice prior to shipment.

Property, Plant and Equipment Property, plant and equipment is stated at cost. Depreciation is based on estimated useful lives (principally 50 years for buildings and 10 to 30 years for building improvements; 5 years for machinery and equipment; and the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements for land and leasehold improvements). Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of a minor amount, are charged to expense.

In connection with the write-down of certain wafer fabrication facilities and related machinery and equipment in fiscal 2001 (see Note 13), the Company reduced the estimated economic useful lives of certain assets such that the new cost basis will be depreciated over periods that range from one to six years.

Goodwill and Intangible Assets Goodwill and intangible assets principally result from business acquisitions. Conexant accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities, including purchased in-process research and development (IPRD) projects which have not yet reached technological feasibility and have no alternative future use. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the net assets acquired is recorded as goodwill. The value of IPRD is immediately charged to expense upon completion of the acquisition. Goodwill, patents, developed technology, and other intangibles are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 10 years.

Impairment of Long-Lived Assets The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including goodwill and intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During fiscal 2001 and 1999, the Company recorded impairment charges as discussed in Notes 5 and 13.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Translation and Remeasurement The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of the Company’s principal foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates and income and expense items are translated at the average exchange rates prevailing during the period. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income. For the remainder of the Company’s foreign subsidiaries, the functional currency is the U.S. dollar. Inventories, property, plant and equipment, cost of goods sold, and depreciation for those operations are remeasured from foreign currencies into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are recognized currently in income.

Derivative Financial Instruments In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative, and its designation as a hedge. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or are recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, is immediately recognized in earnings. The adoption of SFAS 133 did not have a significant effect on the Company’s financial position or results of operations.

The Company uses derivatives (principally foreign currency forward exchange contracts) to manage exposures to foreign currency risks. The Company’s objectives are to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.

At September 30, 2001, the Company had approximately $4.9 million of foreign currency forward contracts outstanding, principally to sell Japanese yen. These contracts mature at various dates through February 2002 and are with major financial institutions. The Company has designated certain forward contracts as hedges of forecasted intercompany transactions. Unrealized gains and losses on these contracts are recorded as a component of accumulated other comprehensive income. Other forward contracts are designated as hedges of intercompany accounts of the Company’s foreign subsidiaries. Unrealized gains and losses on these forward contracts are recorded currently through earnings, and offset the corresponding losses and gains on the assets and liabilities being hedged. The fair value of the foreign currency forward contracts at September 30, 2001 and changes in fair values during fiscal 2001 was not significant. During fiscal 2001, there were no significant gains or losses recognized in earnings for hedge ineffectiveness.

Stock-Based Compensation The Company accounts for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

Income Taxes The provision (benefit) for income taxes is determined in accordance with SFAS No. 109, “Accounting For Income Taxes.” Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentrations Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, investments and trade accounts receivable. The Company invests its cash balances through high-credit quality financial institutions. The Company places its investments in investment-grade debt securities and limits its exposure to any one issuer. The Company’s trade accounts receivable primarily are derived from sales to manufacturers of communications products, consumer products and personal computers. Management believes that credit risks are moderated by the diversity of its products, end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

At September 30, 2001, one customer accounted for 23% of the Company’s accounts receivable; at September 30, 2000, one customer accounted for 10% of the Company’s accounts receivable. No individual customer accounted for 10% or more of net revenues for fiscal 2001, 2000 or 1999.

Supplemental Cash Flow Information Interest paid, net of amounts capitalized, was $35.1 million, $26.0 million and $0.6 million during fiscal 2001, 2000 and 1999, respectively. Income taxes paid were $6.5 million, $20.6 million and $-0- during fiscal 2001, 2000 and 1999, respectively.

Comprehensive Income Other comprehensive income includes foreign currency translation adjustments, unrealized losses on forward exchange contracts and unrealized holding gains on available-for-sale marketable securities. The amounts of other comprehensive income presented in the consolidated statements of shareholders’ equity are net of tax. Foreign currency translation adjustments are not presented net of any tax effect as the Company does not expect to incur any tax liability or benefit related thereto. The components of accumulated other comprehensive income (loss) at fiscal year-ends are as follows (in thousands):

	2001	2000

Unrealized gains on available-for-sale securities	$1,591	$47,685
Unrealized loss on forward exchange contracts	(43)	—
Foreign currency translation adjustments	(18,752)	(390)

Accumulated other comprehensive income (loss)	$(17,204)	$47,295

Recent Accounting Standards In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against this new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be tested at least annually for impairment and written down when impaired. The Company will be required to adopt the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 as of the beginning of fiscal 2003. However, SFAS 142 is immediately applicable to any goodwill and intangible assets the Company may acquire after June 30, 2001. Upon adoption, the Company will cease amortizing goodwill against its results of operations, reducing annual amortization expense by approximately $285 million. The Company is evaluating the full impact of adopting the new standards. In addition, impairment reviews may result in charges against earnings to write down the value of goodwill.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS 144 to have a significant impact on the Company’s financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

Reclassifications Certain prior year amounts have been reclassified to conform to the current year presentation.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions

During fiscal 2001 and 2000, the Company completed eleven acquisitions that were accounted for using the purchase method of accounting.

Fiscal 2001

In February 2001, the Company acquired HyperXS Communications, Inc. (HyperXS), a developer of semiconductors and related software products for high speed Internet access devices.

Fiscal 2000

In January 2000, the Company acquired Microcosm Communications Limited (Microcosm), a technology leader in the field of high-speed integrated circuits for fiber optic communications located in Bristol, England.

In March 2000, the Company acquired Maker Communications, Inc. (Maker), a fabless semiconductor company that develops and markets high-performance programmable network processors, software solutions and development tools.

In May 2000, the Company acquired Philsar Semiconductor Inc. (Philsar), a developer of radio frequency (RF) semiconductor solutions for personal wireless connectivity, including emerging standards such as Bluetooth, and RF components for third-generation (3G) digital cellular handsets. To effect the acquisition of Philsar, all of the then-outstanding capital stock of Philsar was exchanged for Philsar securities which are exchangeable at the option of the holders into an aggregate of approximately 2.2 million shares of Conexant common stock.

In June 2000, the Company acquired HotRail, Inc. (HotRail), a fabless semiconductor company developing advanced, integrated complementary metal-oxide semiconductor (CMOS) technologies for high-speed switching, interconnect and scalable processing for networking systems.

During fiscal 2000, the Company also completed the acquisitions of Applied Telecom, Inc. (Applied Telecom), Istari Design, Inc. (Istari), Novanet Semiconductor Limited (Novanet), NetPlane Systems, Inc. (NetPlane), Sierra Imaging, Inc. (Sierra), and the wireless broadband unit of Oak Technology, Inc., each engaged in the development and sale of semiconductors and related software products for communications and imaging applications.

The Company’s acquisitions are summarized below (in thousands):

	Shares of					Goodwill and
	Conexant					identified
	common stock	Options		Total value of		intangible
	issued	assumed	Cash paid	consideration	IPRD	assets

Fiscal 2001
HyperXS	75	210	$7,500	$11,036	$—	$9,139

Fiscal 2000
Microcosm	7,012	1,022	$3,265	$153,227	$27,400	$136,198
Maker	12,651	1,637	—	979,591	118,500	888,923
Philsar	2,475	525	—	109,952	24,362	81,161
HotRail	6,518	1,337	—	355,677	26,100	340,214
Novanet	2,019	294	—	105,423	17,317	88,188
NetPlane	1,927	305	—	86,981	2,031	77,402
Other	1,805	277	17,120	99,956	—	95,903

	34,407	5,397	$20,385	$1,890,807	$215,710	$1,707,989

The total value of the fiscal 2001 and 2000 acquisitions includes additional consideration of $88.7 million paid in fiscal 2001 upon the achievement of certain performance and technology goals and the expiration of indemnity, escrow or holdback provisions of the related acquisition agreements. The additional consideration consisted of $7.5 million in cash, approximately 7.5 million shares of common stock and options to purchase 928,000 shares of common stock. An additional $10.0 million, payable in fiscal 2002, has been accrued as of September 30, 2001. The terms of the acquisition agreements include provisions under which the former shareholders could receive additional consideration of up to $25.0 million in cash and 225,000 shares of the Company’s common stock if certain performance and technology goals are achieved.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The value of the common stock issued was based on market prices at the time of the acquisition or, in the case of the additional consideration, at the time of resolution of the contingency. The value of the options assumed was determined using the Black-Scholes option valuation model. The value of the consideration for each acquisition has been allocated among the assets and liabilities acquired, including identified intangible assets and IPRD, based upon estimated fair values. The excess of the value of the consideration over the net assets acquired is allocated to goodwill. The tangible assets of the businesses acquired in fiscal 2001 totaled $0.1 million. The tangible assets of the businesses acquired in fiscal 2000 totaled $59.4 million, net of liabilities of $20.7 million.

During fiscal 2001 and 2000, the Company allocated $2.0 million and $19.5 million, respectively, of the purchase consideration to deferred compensation. These amounts represent the fair value of Conexant common stock subject to repurchase agreements and, for acquisitions completed after the effective date of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, the intrinsic value of unvested options assumed by Conexant. The deferred compensation is being recognized over the remaining vesting period of the common stock or options. A total of $9.4 million of compensation expense was recognized during fiscal 2001.

In connection with six of the fiscal 2000 acquisitions, an aggregate of $215.7 million was allocated to IPRD, and expensed immediately upon completion of the acquisitions (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed. The fair value of the IPRD for each of the acquisitions was determined using the income approach. Under the income approach, expected future after-tax cash flows from each of the projects or product families (projects) under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Each project was analyzed to determine the technological innovations included in the project; the existence and utilization of core technology; the complexity, cost and time to complete the remaining development efforts; the existence of any alternative future use or current technological feasibility; and the stage of completion in development. Future cash flows for each project were estimated based on forecasted revenues and costs, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends.

The projects were then classified as developed technology, IPRD or future development. The estimated future cash flows for each were discounted to approximate fair value. Discount rates, ranging from 20% to 35% for IPRD and from 17% to 28% for developed technology, were derived from a weighted average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development process, including the probability of achieving technological success and market acceptance. The IPRD charge includes the fair value of the portion of IPRD completed as of the date of acquisition. The fair values assigned to IPRD to-be-completed and future development are included in goodwill. The Company is responsible for the amounts determined for IPRD, as well as developed technology, and believes the amounts are representative of fair values and do not exceed the amounts an independent party would pay for these projects. Failure to complete the IPRD projects and deliver new products to the market on a timely basis, or to achieve expected market acceptance or revenue and expense forecasts, could have a significant impact on the financial results and operations of the acquired businesses.

The results of operations of the acquired companies are included in the consolidated financial statements from the dates of acquisition. The pro forma statement of operations data for fiscal 2000 and 1999 below assumes that each of the fiscal 2000 acquisitions had been completed as of the beginning of each period presented. The pro forma effect of the HyperXS acquisition was not material to the Company’s results of operations for fiscal 2001 or 2000. This pro forma data includes amortization of goodwill and identified intangibles from that date. However, the impact of the charges for IPRD has been excluded. This pro forma data is presented for informational purposes only, and is not necessarily indicative of the results of future operations nor of the results that would have been achieved had the acquisitions taken place at the beginning of fiscal 1999.

	2000	1999

	(in thousands, except
	per share amounts)
Net revenues	$2,133,281	$1,485,904
Net loss	(168,613)	(308,694)
Net loss per share, basic and diluted	$(0.74)	$(1.41)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Marketable Securities

Marketable securities include commercial paper, corporate bonds, government securities and marketable equity securities. All of the Company’s marketable securities are classified as available for sale and are recorded at fair value, based upon quoted market prices. As of September 30, 2001, unrealized gains of $1.6 million (net of related income taxes of $1.2 million) on these securities are included in accumulated other comprehensive income. The Company’s available-for-sale marketable securities are classified as short-term investments in the consolidated balance sheet at September 30, 2001 as the Company intends to sell these securities as necessary to meet its liquidity requirements.

Available-for-sale securities consist of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

September 30, 2001:
U.S. government agencies	$38,393	$380	$(4)	$38,769
Foreign government securities	11,370	197	—	11,567
Corporate debt securities	104,069	2,256	(1)	106,324

	$153,832	$2,833	$(5)	$156,660

September 30, 2000:
U.S. government agencies	$14,795	$1	$(60)	$14,736
Corporate debt securities	5,961	2	(7)	5,956
Equity securities	15,374	77,207	—	92,581

	$36,130	$77,210	$(67)	$113,273

The amortized cost and estimated fair value of debt securities at September 30, 2001, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in 1 year or less	$58,345	$59,494
Due in 1 – 2 years	66,533	67,516
Due in 2 – 5 years	20,451	20,966
Due after 5 years	8,503	8,684

	$153,832	$156,660

5. Supplemental Financial Statement Data

Inventories at fiscal year-ends consist of the following (in thousands):

	2001	2000

Raw material	$10,727	$38,866
Work-in-process	100,012	209,871
Finished goods	11,658	92,265

	$122,397	$341,002

Cost of goods sold for fiscal 2001 includes inventory write-downs of $245.1 million. The Company assesses the recoverability of inventories through an on-going review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. Inventory write-downs are recorded when the inventory on hand exceeds the demand forecast. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

Property, plant and equipment at fiscal year-ends consist of the following (in thousands):

	2001	2000

Land	$15,596	$12,087
Land and leasehold improvements	28,797	21,068
Buildings	125,527	391,567
Machinery and equipment	1,001,126	1,351,005
Construction in progress	51,227	99,334

	1,222,273	1,875,061
Accumulated depreciation and amortization	(834,840)	(1,046,550)

	$387,433	$828,511

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest capitalized into construction in progress was $0, $1.3 million and $1.5 million during fiscal 2001, 2000 and 1999, respectively.

Goodwill and intangible assets at fiscal year-ends consist of the following (in thousands):

	Life in years	2001	2000

Goodwill	3–10	$1,411,895	$1,323,477
Developed technology	5–8.5	302,620	306,661
Other intangible assets	2–10	61,183	62,783

		1,775,698	1,692,921
Accumulated amortization		(524,445)	(185,595)

		$1,251,253	$1,507,326

Other assets at fiscal year-ends consist of the following (in thousands):

	2001	2000

Advance payments to vendors	$156,496	$96,030
Investments, at cost	83,095	75,942
Other	28,408	37,084

	$267,999	$209,056

The advance payments to vendors were paid to wafer suppliers under agreements for foundry capacity. These advance payments will be repaid upon the termination of the agreements, or earlier if certain conditions are met. Investments consist of non-marketable equity interests in early stage technology companies, which are accounted for under the cost method, as the Company has less than 20% of the voting rights and does not exercise significant influence. In connection with certain of these investments, the Company may be required to invest up to an additional $19.3 million.

Other current liabilities at fiscal year-ends consist of the following (in thousands):

	2001	2000

Litigation and environmental liabilities	$21,427	$56,463
Other	85,873	38,695

	$107,300	$95,158

Other income, net consists of the following (in thousands):

	2001	2000	1999

Investment and interest income	$29,703	$42,011	$10,239
Gain on sale of investments	23,251	—	4,614
Interest expense	(33,608)	(35,943)	(10,800)
Write-down of non-marketable investments	(13,051)	—	—
Other	(5,696)	403	1,882

	$599	$6,471	$5,935

6. Income Taxes

The components of the provision (benefit) for income taxes, excluding extraordinary item, are as follows (in thousands):

	2001	2000	1999

Current:
United States	$(8,000)	$70,304	$(22,604)
Foreign	3,144	7,189	6,047
State and local	—	7,237	(3,556)

Total current	(4,856)	84,730	(20,113)

Deferred:
United States	(138,586)	(17,124)	14,254
Foreign	479	(4,527)	478
State and local	(8,375)	(10,475)	(4,792)

Total deferred	(146,482)	(32,126)	9,940

	$(151,338)	$52,604	$(10,173)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total provision (benefit) for income taxes is recorded as follows (in thousands):

	2001	2000	1999

Income taxes on continuing operations	$(151,338)	$52,604	$(10,173)
Extraordinary gain	4,426	—	—

	$(146,912)	$52,604	$(10,173)

Deferred income tax assets and liabilities at fiscal year-ends consist of the tax effects of temporary differences related to the following (in thousands):

	2001	2000

Deferred tax assets:
Accounts receivable	$6,654	$2,251
Inventories	141,908	36,448
Property, plant and equipment	128,487	—
Deferred revenue	11,256	12,999
Accrued compensation and benefits	9,715	8,701
Product returns and allowances	8,407	12,070
Retirement benefits and deferred compensation	25,797	23,749
Litigation settlement	7,591	21,615
Net operating losses	283,624	48,809
Research and development credits	93,396	52,963
State investment credits	15,657	17,199
Other — net	13,392	7,227
Valuation allowance	(363,394)	—

Total deferred tax assets	382,490	244,031

Deferred tax liabilities:
Property, plant and equipment	—	2,477
Intangible assets	76,775	85,909
Unrealized gains on investments	1,237	29,458
Deferred state taxes	45,324	16,980
Other — net	—	12,661

Total deferred tax liabilities	123,336	147,485

Net deferred tax assets	$259,154	$96,546

Based upon the large operating losses and expected future operating results, management determined that it is more likely than not that a portion of the additional income tax benefits which arose during fiscal 2001 will not be realized. Consequently, the Company established a valuation allowance of $363.4 million for the portion of its deferred tax assets that are not expected to be realized through the reduction of future income tax payments. Management believes the remaining portion of the deferred tax assets are more likely than not to be realized based on current expectations of future earnings and available tax planning strategies.

As of September 30, 2001, the Company has U.S. Federal net operating loss carryforwards of approximately $704 million which expire at various dates through 2021 and aggregate state net operating loss carryforwards of approximately $746 million which expire at various dates through 2006. The Company also has U.S. Federal and state income tax credit carryforwards of approximately $48 million and $76 million, respectively. The U.S. Federal credits expire at various dates through 2021. California Manufacturers’ Investment Credits of approximately $31 million expire at various dates through 2009, while the remaining state credits of approximately $45 million have no expiration date. Approximately $15 million of the California Manufacturers’ Investment Credit carryforward was earned while the Company was part of Rockwell. Under the terms of the tax allocation agreement with Rockwell, Conexant must pay Rockwell approximately $15 million when the benefits from such portion of the California Manufacturers’ Investment Credit carryforwards are realized.

Tax benefits from the exercise of stock options (including payments received under the tax allocation agreement with Rockwell) totaling $1.5 million, $166.1 million and $20.6 million for fiscal 2001, 2000 and 1999, respectively, were credited directly to shareholders’ equity.

The results of Conexant’s operations for the quarter ended December 31, 1998 were included in the U.S. Federal, state, local and foreign income tax returns of Rockwell. The remaining results of operations for Conexant are

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in separate Conexant income tax returns. Rockwell has agreed to indemnify Conexant for income tax liabilities and retained the rights to tax refunds relating to any operations included in Rockwell’s income tax returns. Income taxes included in the consolidated statement of operation for the period prior to the spin-off from Rockwell were determined based on the “separate return” method.

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision (benefit) for income taxes follows (in thousands):

	2001	2000	1999

U.S. Federal statutory tax at 35%	$(561,385)	$(48,414)	$965
State taxes, net of federal effects	(54,604)	(2,105)	(5,426)
Foreign income taxes in excess of U.S.	3,623	29,384	1,145
Research and development credits	(20,591)	(18,936)	(6,941)
Nondeductible amortization of intangible assets	94,691	36,706	—
Nondeductible reorganization costs	20,481	—	—
Nondeductible IPRD	—	51,321	—
Valuation allowance	363,394	—	—
Other	3,053	4,648	84

Provision (benefit) for income taxes	$(151,338)	$52,604	$(10,173)

Income (loss) before income taxes consists of the following components (in thousands):

	2001	2000	1999

United States	$(1,607,411)	$(61,974)	$(12,617)
Foreign	3,455	(76,349)	15,373

	$(1,603,956)	$(138,323)	$2,756

No provision has been made for U.S. Federal, state or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $45.7 million and $36.2 million of undistributed earnings of foreign subsidiaries as of September 30, 2001 and 2000, respectively, which have been or are intended to be permanently reinvested.

7. Long-Term Debt

In February 2000, the Company issued $650 million principal amount of its 4% Convertible Subordinated Notes due 2007 for net proceeds (after costs of issuance) of approximately $631.0 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each February 1 and August 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a conversion price of $108 per share, subject to certain adjustments. The notes may be redeemed, at the Company’s option, on or after February 6, 2003 at a declining premium to par. During fiscal 2001, the Company purchased $35.0 million principal amount of its 4% Convertible Subordinated Notes at prevailing market prices, resulting in an extraordinary gain of $7.3 million (net of income taxes of $4.4 million). At September 30, 2001, $615.0 million principal amount of the 4% Convertible Subordinated Notes were outstanding.

In May 1999, the Company issued $350 million principal amount of its 4-1/4% Convertible Subordinated Notes due 2006 for net proceeds (after costs of issuance) of approximately $339.6 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each May 1 and November 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a conversion price of $23.098 per share, subject to certain adjustments. The notes may be redeemed, at the Company’s option, on or after May 6, 2002 at a declining premium to par. During fiscal 2001, approximately $255.2 million principal amount of the Company’s 4-1/4% Convertible Subordinated Notes were converted into approximately 11.0 million shares of common stock at a cost to the Company of $42.6 million. At September 30, 2001, $94.8 million principal amount of the 4-1/4% Convertible Subordinated Notes were outstanding.

At September 30, 2001, the fair value of the convertible subordinated notes (based on quoted market prices) was approximately $398.3 million compared to their carrying value of $709.8 million.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments

The Company leases certain facilities and equipment under non-cancelable operating leases. Land and facility leases expire at various dates through 2010 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $28.1 million, $17.6 million and $13.5 million during fiscal 2001, 2000 and 1999, respectively.

At September 30, 2001, future minimum payments under operating leases are as follows (in thousands):

Fiscal Year

2002	$21,361
2003	18,541
2004	15,270
2005	11,410
2006	5,269
Thereafter	2,321

Total future minimum payments	$74,172

9. Contingencies

Claims have been asserted against the Company alleging the use of the intellectual property rights of others in certain of the Company’s products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the resolution of such claims through arbitration or litigation. In connection with its spin-off from Rockwell, Conexant assumed responsibility for all contingent liabilities and current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of Semiconductor Systems.

The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted and taking into account the Company’s reserves for such matters, management of the Company believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Conexant has been designated as a potentially responsible party and is engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. In addition, the Company is engaged in two other remediations of groundwater contamination at its Newport Beach and Newbury Park, California facilities. Management currently estimates the aggregate remaining costs for these remediations to be approximately $3.7 million and has accrued for these costs as of September 30, 2001.

10. Stock Plans

The Company’s authorized capital consists of 1,000,000,000 shares of common stock, par value $1 per share, and 25,000,000 shares of preferred stock, without par value, of which 1,500,000 shares are designated as Series A junior participating preferred stock (the Junior Preferred Stock).

The Company has a preferred share purchase rights plan to protect shareholders’ rights in the event of a proposed takeover of the Company. The preferred share purchase right (a Right) is attached to each share of common stock pursuant to which the holder may, in certain takeover-related circumstances, become entitled to purchase from the Company 1/200th of a share of Junior Preferred Stock at a price of $300, subject to adjustment. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will generally be exercisable for shares of the Company’s common stock or stock of the acquiring person having a market value of twice the exercise price. In certain events, each Right may be exchanged by the Company for one share of common stock or 1/200th of a share of Junior Preferred Stock. The Rights expire on December 31, 2008, unless earlier exchanged or redeemed at a redemption price of $0.01 per Right, subject to adjustment.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of September 30, 2001, approximately 4.0 million shares are available for grant under the stock option and long-term incentive plans. Stock options are generally granted at not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company has also assumed stock option plans in connection with the business acquisitions completed during fiscal 2001 and 2000. A summary of stock option activity follows (shares in thousands):

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	shares	Price	shares	Price	shares	Price

Outstanding at beginning of year	60,679	$32.51	33,350	$9.80	—	$—
Issued with spin-off from Rockwell	—	—	—	—	20,113	6.99
Granted during period	28,880	12.48	32,404	53.37	18,727	11.91
Issued or assumed in connection with acquisitions	1,138	1.00	4,469	11.15	—	—
Exercised	(1,998)	6.08	(7,082)	7.41	(4,026)	5.81
Cancelled	(8,670)	34.44	(2,462)	35.49	(1,464)	9.21

Outstanding at end of year	80,029	25.36	60,679	32.51	33,350	9.80

Exercisable at end of year	23,889	22.05	12,211	8.32	9,910	6.54

The following table summarizes stock options outstanding at September 30, 2001 (shares in thousands):

	Outstanding			Exercisable

		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$0.24 — $8.45	10,331	5.5	$6.19	8,596	$6.68
$8.47 — $8.94	18,787	9.4	8.92	564	8.50
$8.95 — $9.41	12,586	7.1	9.36	6,142	9.33
$9.45 — $24.88	8,841	8.9	18.01	934	14.52
$25.00 — $117.00	29,484	8.6	51.51	7,653	51.27

$0.24 — $117.00	80,029	8.2	25.36	23,889	22.05

In September 2001, the Company commenced an offer to its employees to voluntarily exchange certain outstanding stock options. Under the terms of the offer, employees holding stock options having an exercise price equal to or greater than $25.00 per share could exchange their options for new options to purchase an equal number of shares of the Company’s common stock (subject to adjustment in certain circumstances). Employees accepting the exchange offer were also required to exchange all options granted within six months of the exchange offer. Approximately 27.5 million options, with a weighted-average exercise price of $50.89 per share, were tendered by employees and on October 2, 2001 those options were accepted and cancelled by the Company. The Company undertook to grant new stock options to the affected employees, on a one-for-one basis, at least six months and one day after the acceptance of the old options for exchange and cancellation. The new options will be granted at an exercise price equal to the closing market price of the Company’s common stock on the grant date, and will have vesting and other provisions substantially the same as the old options.

Restricted Stock

The Company’s long-term incentive plans also provide for awards of restricted shares of common stock and other stock-based incentive awards to officers and other employees and certain non-employees of the Company. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within two years of the date of award) or, in certain cases, if prescribed performance criteria are not met. During fiscal 2001, 2000 and 1999, the Company issued 106,000, 65,000 and 2.2 million restricted shares of common stock at weighted-average fair values of $9.29, $71.84 and $11.84, respectively. The fair value of restricted

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock awards is charged to expense over the vesting period. In fiscal 2001, 2000 and 1999, the Company recorded compensation expense of $3.5 million, $2.6 million and $19.6 million, respectively, for the value of restricted stock awards.

Directors Stock Plan

The Company has a Directors Stock Plan which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the Directors Stock Plan, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. As of September 30, 2001, 24,000 shares of Company common stock have been issued under the Directors Stock Plan and an aggregate of 125,000 shares of the Company’s common stock are available for grant under the Directors Stock Plan.

Employee Stock Purchase Plans

The Company has an employee stock purchase plan which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during a 24-month offering period at 85% of the lower of the fair market value on the first day of the 24-month offering period or on the purchase date. Under the employee stock purchase plan, employees may authorize the Company to withhold up to 10% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations. Offering periods generally commence on the first trading day of February and August of each year and are generally 24 months in duration, but may be terminated earlier under certain circumstances. At September 30, 2001, an aggregate of 5.0 million shares of the Company’s common stock are available for future purchases under the plan.

Accounting for Stock-Based Compensation

As permitted under SFAS 123, the Company has elected to follow APB 25 and related interpretations in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for stock-based awards to its employees under the fair value method of that Statement. Had compensation cost for stock option awards been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

	2001	2000	1999

Pro forma net loss	$(1,809,833)	$(348,878)	$(19,971)
Pro forma net loss per share, basic and diluted	$(7.40)	$(1.65)	$(0.10)

For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period. The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2001	2000	1999

Risk-free interest rate	3.8%	5.9%	5.9%
Expected volatility	85%	60%	60%
Dividend yield	—	—	—
Expected life (years)	4.5	4.5	5.0
Weighted-average fair value of options granted	$8.14	$28.70	$5.65

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

11. Employee Benefit Plans

Retirement Savings Plans

The Company sponsors 401(k) retirement savings plans that allow eligible U.S. employees to contribute a portion of their compensation, on a pre-tax or after-tax basis, subject to annual limits. The Company may match employee contributions in whole or part up to specified levels, and the Company may make an additional discretionary contribution at fiscal year-end, based on the Company’s performance. All Company contributions to the retirement savings plans are invested in shares of the Company’s common stock and are vested immediately. Expense under the retirement savings plans was $11.7 million, $13.5 million and $6.7 million for fiscal 2001, 2000 and 1999, respectively.

Retirement Medical Plans

The Company has a retirement medical plan which covers certain of its employees and provides for medical payments to eligible employees and dependents upon retirement. At the time of the spin-off from Rockwell, the Company ceased offering retirement medical coverage to active salaried employees. Retirement medical expense, consisting principally of interest accrued on the accumulated retirement medical obligation, was approximately $3.0 million, $3.9 million and $1.6 million in fiscal 2001, 2000 and 1999, respectively.

The change in the retirement medical obligation is as follows (in millions):

	2001	2000

Change in benefit obligation:
Benefit obligation at beginning of year	$36.6	$27.3
Service cost	0.3	0.4
Interest cost	2.7	2.8
Plan participants’ contributions	0.5	0.1
Curtailments	(0.5)	—
Actuarial loss (gain)	(1.2)	9.4
Benefits paid	(2.8)	(3.4)

Benefit obligation at end of year	35.6	36.6

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contribution	2.3	3.3
Plan participants’ contributions	0.5	0.1
Benefits paid	(2.8)	(3.4)

Fair value of plan assets at end of year	—	—

Funded status	(35.6)	(36.6)
Unrecognized net actuarial loss	11.2	13.7
Unrecognized prior service cost	(5.4)	(8.2)

Accrued benefit cost	$(29.8)	$(31.1)

For measurement purposes, a 9.3% annual rate of increase in the per capita cost of health care benefits was assumed for fiscal 2001, decreasing to 5.5% in 2012 and remaining at that level thereafter. The accrued benefit obligation is based on discount rates of 7.5% (2001) and 7.75% (2000). Increasing the health care cost trend rate by 1% would increase the accumulated retirement medical obligation at September 30, 2001 by approximately $3.5 million and would not significantly increase retirement medical expense.

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earned with both companies and the vested benefit obligation retained by Rockwell. Conexant also has certain pension plans covering its non-U.S. employees and retirees.

In connection with a restructuring plan initiated in September 1998, the Company offered a voluntary early retirement program (VERP) to certain salaried employees. Pension benefits under the VERP are paid from a newly established pension plan (the VERP Plan) of Conexant. Benefits payable under the VERP Plan are equal to the excess of the total early retirement pension benefit over the vested benefit obligation retained by Rockwell under the Rockwell pension plan. Fiscal 1999 special charges include an additional charge of approximately $17.0 million for costs associated with the employees who accepted the VERP after September 30, 1998.

Net pension expense was approximately $1.8 million, $1.9 million and $17.9 million for fiscal 2001, 2000 and 1999, respectively. Net pension expense consists of service costs for benefits earned during the year and, in fiscal 1999, the cost of benefits under the VERP. As of September 30, 2001 and 2000, the aggregate projected benefit obligation included in the consolidated balance sheet for the VERP and hourly pension plans was approximately $10.3 million and $11.6 million, respectively. The pension obligations are based on a discount rate of 7.5% (2001) and 7.75% (2000).

12. Income (Loss) Per Share

Basic income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company’s convertible subordinated notes for the period of time such notes were outstanding, if such stock options and convertible notes are dilutive.

For periods prior to the December 31, 1998 spin-off from Rockwell, income (loss) per share represents a pro forma income (loss) per share, calculated as if the spin-off had occurred on October 1, 1998. The number of pro forma weighted average outstanding shares and common share equivalents used in the pro forma income (loss) per share calculation set forth below was based upon the weighted average number of Rockwell shares and share equivalents outstanding for the applicable periods, adjusted for the distribution ratio in the Distribution of one share of the Company’s common stock for every two shares of Rockwell common stock. For the year ended September 30, 1999, the pro forma weighted average common shares was determined based upon the weighted average of the Rockwell method for the first fiscal quarter, as previously described, and the actual Conexant share activity for the second through fourth quarters.

The following table sets forth the computation of basic and diluted income (loss) per share before extraordinary item (in thousands, except per share amounts):

	2001	2000	1999

Income:
Income (loss) before extraordinary item available to common shareholders—basic and diluted	$(1,452,618)	$(190,927)	$12,929

Shares:
Weighted average shares outstanding—basic	244,711	211,840	192,551
Effect of dilutive securities:
Stock options	—	—	10,830
Restricted stock	—	—	103

Weighted average shares outstanding—diluted	244,711	211,840	203,484

Income (loss) per share before extraordinary item
Basic	$(5.94)	$(0.90)	$0.07

Diluted	$(5.94)	$(0.90)	$0.06

For periods subsequent to the spin-off from Rockwell, the potential dilutive effect of Conexant’s common stock equivalents shown below was not included in the computation of diluted earnings per share, as these securities were antidilutive (weighted-average numbers of shares, in thousands):

	2001	2000	1999

Stock options (under the treasury stock method)	9,340	17,164	—
4-1/4% Convertible Subordinated Notes due 2006	5,636	15,153	5,953
4% Convertible Subordinated Notes due 2007	5,747	3,929	—
Restricted stock and other	1,955	813	—

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Special Charges

Special charges consist of the following (in thousands):

	2001	2000	1999

Asset impairments	$429,000	$—	$20,000
Restructuring	22,783	—	17,906
Separation costs	15,693	—	—
Other	11,016	—	—

	$478,492	$—	$37,906

Asset Impairments

During fiscal 2001, the Company recorded impairment charges totaling $429.0 million associated with manufacturing assets in its Personal Networking segment. During the third quarter of fiscal 2001, the Company determined it would realign its manufacturing and procurement strategies, accelerating its transition from volume digital CMOS manufacturing to a fabless CMOS business model.

The decision to realign the manufacturing and procurement strategies, combined with the then-current and projected business conditions, resulted in the Company recording an impairment charge of $412.0 million to write down the carrying value (approximately $516 million based on historical cost) of both of its wafer fabrication facilities and related machinery and equipment (the “wafer fabrication assets”) to their estimated fair value. The Company determined the fair value of the wafer fabrication assets by discounting the cash flows expected to be generated from future manufacturing activities, using a discount rate management believes is commensurate with the risks involved. Management believes this discounted cash flow model represents a reasonable estimate of the fair value of the wafer fabrication assets. The write-down established a new cost basis for the wafer fabrication assets, which will be depreciated based upon new estimated useful lives ranging from one to six years.

Additionally, the Company recorded an impairment charge of $17.0 million associated with the partial write-down of an advance deposit to a third-party foundry. Under the terms of the advance deposit, the third-party foundry would repay the deposit as wafers were purchased from the foundry during a specified time period. As a result of the then-current and projected business conditions, management estimated that purchases during the remaining term of the arrangement with this foundry would be insufficient to fully recover the advance deposit.

In fiscal 1999, the Company recorded a $20.0 million impairment charge to further write down its Colorado Springs, Colorado wafer fabrication facilities, which management decided to close and dispose of during fiscal 1998. The Colorado Springs wafer fabrication facilities were distributed to Rockwell prior to the Distribution.

Restructuring Charges

In fiscal 2001, the Company implemented a number of cost reduction initiatives to more closely align its cost structure with the current business environment. The cost reduction initiatives include workforce reductions, temporary shutdowns of the Company’s manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team until the Company returns to profitability.

During fiscal 2001, the Company reduced its workforce by approximately 2,000 employees (through involuntary severance programs and attrition) and recorded restructuring charges of $22.8 million for costs of the workforce reduction and the consolidation of certain facilities. The charges were based upon estimates of the cost of severance benefits for approximately 1,300 affected employees and lease cancellation and related costs. The actions reduced the Company’s workforce in both the Personal Networking and Mindspeed Technologies segments, including approximately 1,000 employees in the Company’s manufacturing operations.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity and liability balances related to the fiscal 2001 restructuring actions through September 30, 2001 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$17,199	$5,584	$22,783
Cash payments	(11,104)	(223)	(11,327)

Restructuring balance, September 30, 2001	$6,095	$5,361	$11,456

A majority of the amounts accrued for these actions are expected to be paid within one year. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operations, and are not expected to significantly impact the Company’s liquidity.

In fiscal 1999, the Company recorded restructuring charges of $17.9 million to complete an approximate 10% worldwide workforce reduction and other restructuring actions commenced in 1998. The 1999 charges include $17.0 million of additional costs relating to the VERP and $0.9 million to decommission equipment, activities at foreign subsidiaries and contract cancellations at the Colorado Springs wafer fabrication facilities. These restructuring actions were completed in fiscal 2000.

Separation Costs

In fiscal 2001, the Company incurred costs of approximately $15.7 million related to the previously-announced separation of the Company into two independent companies to operate its Personal Networking and Mindspeed Technologies business segments.

Other Special Charges

In connection with the Company’s fiscal 2001 restructuring actions and realigned manufacturing and procurement strategies, the Company recorded other special charges aggregating $11.0 million related to the loss on disposal and write-off of certain assets.

14. Related Party Transactions

Prior to the Distribution, Rockwell provided certain services that were allocated based on sales in proportion to total Rockwell sales. Subsequent to the Distribution, Rockwell provided certain services to the Company, including payroll and employee benefits administration, data processing and telecommunications services, and research and development activities under the terms of a transition agreement. Costs for these services and programs are billed to Conexant based on actual usage and are included in the accompanying consolidated statements of operations. Management believes that the methods of billing these costs are reasonable. These costs totaled approximately $1.5 million, $4.5 million and $10 million in fiscal 2001, 2000 and 1999, respectively.

Prior to the Distribution, Rockwell also provided management services to Conexant, including corporate oversight, financial, legal, tax, corporate communications and human resources. The costs of providing these services were allocated to Conexant based on sales in proportion to total Rockwell sales and are included in selling, general and administrative expense. These costs totaled approximately $2 million in fiscal 1999.

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

Note 15. Segment and Other Information

The Company operates and tracks its results in two reportable segments—Personal Networking and Mindspeed Technologies. The Personal Networking segment designs, develops and sells semiconductor system solutions for two general personal communications applications markets—mobile communications and broadband access. For segment reporting purposes, these product groups have been aggregated because of their common characteristics and

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

their reliance on shared operating functions. Mindspeed Technologies designs, develops and sells semiconductor networking solutions that facilitate the aggregation, transmission and switching of data, video and voice from the edge of the Internet to linked metropolitan area networks and long-haul networks.

The accounting policies of the segments are the same as those described in the Note 2. The Company evaluates segment performance based on segment operating income (loss) excluding amortization of intangible assets, special charges, IPRD and stock compensation costs. Special charges excluded from segment operating income (loss) consist of asset impairments, restructuring charges, separation costs incurred in connection with the proposed separation of the Personal Networking and Mindspeed Technologies businesses and losses on the disposal of certain assets. The tables below present information about reportable segments (in thousands):

	Revenues			Operating Income (Loss)

	2001	2000	1999	2001	2000	1999

Personal Networking	$757,190	$1,524,393	$1,166,501	$(511,895)	$145,503	$23,240
Mindspeed Technologies	305,368	579,206	277,613	(221,527)	127,326	19,851

Segment totals	$1,062,558	$2,103,599	$1,444,114	(733,422)	272,829	43,091

Amortization of intangible assets				340,664	160,154	8,364
Special charges				478,492	—	37,906
IPRD				—	215,710	—
Stock compensation				9,393	6,759	—

Operating loss				$(1,561,971)	$(109,794)	$(3,179)

	Depreciation			Capital Expenditures

	2001	2000	1999	2001	2000	1999

Personal Networking	$155,868	$185,914	$198,187	$120,680	$299,019	$203,997
Mindspeed Technologies	19,534	6,820	6,325	37,734	16,099	9,759

	$175,402	$192,734	$204,512	$158,414	$315,118	$213,756

Segment operating loss for fiscal 2001 includes inventory write-downs of $162.9 million and $82.2 million for the Personal Networking and Mindspeed Technologies segments, respectively.

Segment total assets at fiscal year-ends are as follows (in thousands):

	2001	2000

Personal Networking	$1,411,325	$2,676,836
Mindspeed Technologies	1,404,155	1,739,361

Total assets	$2,815,480	$4,416,197

Revenues by product group are as follows (in thousands):

	2001	2000	1999

Mobile communications	$257,949	$390,838	$266,553
Broadband access	499,241	1,133,555	899,948
Internet infrastructure	305,368	579,206	277,613

	$1,062,558	$2,103,599	$1,444,114

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenues by geographic area are presented based upon their country of destination. No other foreign country represented 10% or more of net revenues for any of the fiscal years presented. Revenues by geographic area are as follows (in thousands):

	2001	2000	1999

United States	$307,211	$634,440	$461,254
Other Americas	27,166	49,610	58,769

Total Americas	334,377	684,050	520,023
Taiwan	158,767	426,264	309,112
South Korea	174,965	247,040	144,898
Other Asia-Pacific	189,249	312,326	173,705

Total Asia-Pacific	522,981	985,630	627,715
Japan	71,597	200,486	168,919
Europe, Middle East and Africa	133,603	233,433	127,457

	$1,062,558	$2,103,599	$1,444,114

Long-lived assets consist of property, plant and equipment, goodwill and intangible assets, and other assets. Long-lived assets by geographic area at fiscal year-ends are as follows (in thousands):

	2001	2000

United States	$1,626,746	$2,265,318
Europe, Middle East and Africa	188,670	178,160
Other	91,269	101,415

	$1,906,685	$2,544,893

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders of Conexant Systems, Inc.

We have audited the accompanying consolidated balance sheets of Conexant Systems, Inc. and subsidiaries (the “Company”) as of September 30, 2001 and 2000, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
October 18, 2001

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for the Annual Meeting of Shareowners to be held on February 27, 2002 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

(a)	Executive Officers — See “Executive Officers” in Part I, Item 1 hereof.

(b)	Directors — The information required by this Item is incorporated by reference to the section entitled “Election of Directors” in the Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

In connection with the Distribution, Rockwell and the Company entered into several agreements, including agreements relating to services to be provided by Rockwell to the Company following the Distribution, the allocation of liabilities and obligations with respect to taxes, employee benefit plans and compensation arrangements, and other matters. At the time these agreements were negotiated and executed, certain of the Company’s directors and executive officers also served as directors or executive officers of Rockwell. The Company believes the terms of these agreements to be reasonable.

Additional information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements

     The following consolidated financial statements of the Company for the fiscal year ended September 30, 2001 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity, Notes to Consolidated Financial Statements, and Report of Deloitte & Touche LLP, Independent Auditors

     (2)  Supplemental Schedules

     Schedule II Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

     (3)  Exhibits

Exhibits	Description

3-a-1	Restated Certificate of Incorporation, as amended, of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.
3-a-2	Copy of resolutions of the Board of Directors of the Company, adopted November 1, 2001, amending Article II, Section 5 of the By-Laws of the Company.
3-a-3	Amended By-Laws of the Company.
4-a-1	Rights Agreement, dated as of November 30, 1998, by and between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-68755), is incorporated herein by reference.
4-a-2	First Amendment to Rights Agreement, dated as of December 9, 1999, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.
4-b-1	Indenture, dated as of May 1, 1999, between the Company and The First National Bank of Chicago, as trustee, including the form of the Company’s 4 1/4% Convertible Subordinated Notes Due May 1, 2006 attached as Exhibit A thereto, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-82399), is incorporated herein by reference.
4-b-2	Indenture, dated as of February 1, 2000, between the Company and Bank One Trust Company, National Association, as trustee, including the form of the Company’s 4% Convertible Subordinated Notes Due February 1, 2007 attached as Exhibit A thereto, filed as Exhibit 4.04 to the Company’s Registration Statement on Form S-4 (Registration No. 333-96033), is incorporated herein by reference.
4-c-1	Registration Rights Agreement, dated as of February 1, 2000, by and between the Company and Morgan Stanley & Co. Incorporated, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-32468), is incorporated herein by reference.
*10-a-1	Conexant Systems, Inc. 1998 Stock Option Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-24923), is incorporated herein by reference.
*10-a-2	Copy of resolution of the Board of Directors of the Company, adopted March 1, 1999, amending the Company’s 1998 Stock Option Plan, filed as Exhibit 10-b-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

Exhibits	Description

*10-a-3	Forms of Stock Option Agreements under Rockwell’s 1988 Long-Term Incentives Plan for options granted prior to May 1, 1992, filed as Exhibit 10-d-2 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1988 (File No. 1-1035), are incorporated herein by reference.
*10-a-4	Forms of Stock Option and Stock Appreciation Rights Agreements under Rockwell’s 1988 Long-Term Incentives Plan for options and stock appreciation rights granted prior to May 1, 1992, filed as Exhibit 10-d-3 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1988 (File No. 1-1035), are incorporated herein by reference.
*10-a-5	Form of Stock Option Agreement under Rockwell’s 1988 Long-Term Incentives Plan for options granted after May 1, 1992 and prior to March 1, 1993, filed as Exhibit 28-a-1 to Rockwell’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (File No. 1-1035), is incorporated herein by reference.
*10-a-6	Forms of Stock Option Agreements under Rockwell’s 1988 Long-Term Incentives Plan for options granted after March 1, 1993 and prior to November 1, 1993, filed as Exhibit 28-a to Rockwell’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-1035), are incorporated herein by reference.
*10-a-7	Forms of Stock Option Agreements under Rockwell’s 1988 Long-Term Incentives Plan for options granted after November 1, 1993 and prior to December 1, 1994, filed as Exhibit 10-d-6 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-1035), are incorporated herein by reference.
*10-a-8	Forms of Stock Option Agreements under Rockwell’s 1988 Long-Term Incentives Plan for options granted after December 1, 1994, filed as Exhibit 10-d-7 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are incorporated herein by reference.
*10-a-9	Forms of Stock Option Agreements under Rockwell’s 1995 Long-Term Incentives Plan for options granted prior to December 3, 1997, filed as Exhibit 10-e-2 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are incorporated herein by reference.
*10-a-10	Forms of Stock Option Agreements under Rockwell’s 1995 Long-Term Incentives Plan for options granted between December 3, 1997 and August 31, 1998, filed as Exhibit 10-b-3 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), are incorporated herein by reference.
*10-a-11	Form of Stock Option Agreement under Rockwell’s 1995 Long-Term Incentives Plan for options granted on April 23, 1998, filed as Exhibit 10-b-4 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), is incorporated herein by reference.
*10-a-12	Form of Stock Option Agreement under Rockwell’s 1995 Long-Term Incentives Plan for options granted on August 31, 1998, filed as Exhibit 10-b-5 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), is incorporated herein by reference.
*10-a-13	Form of Stock Option Agreement under Rockwell’s Directors Stock Plan, filed as Exhibit 10-d to Rockwell’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 1-1035), is incorporated herein by reference.
*10-a-14	Copy of resolution of the Board of Directors of Rockwell, adopted November 6, 1996, adjusting outstanding awards under Rockwell’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 4-g-2 to Rockwell’s Registration Statement on Form S-8 (Registration No. 333-17055), is incorporated herein by reference.
*10-a-15	Copy of resolution of the Board of Directors of Rockwell, adopted September 3, 1997, adjusting outstanding awards under Rockwell’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 10-e-3 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 1-12383), is incorporated herein by reference.
*10-a-16	Copy of resolution of the Board of Directors of Rockwell, adopted December 2, 1998, assigning

Exhibits	Description

to the Company outstanding options to purchase shares of Company Common Stock, filed as Exhibit 4.f.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-70085), is incorporated herein by reference.
*10-a-17	Copy of resolution of the Board of Directors of the Company, adopted November 30, 1998, assuming outstanding options to purchase shares of Company Common Stock, filed as Exhibit 4.f.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-70085), is incorporated herein by reference.
*10-b-1	Conexant Systems, Inc. 1999 Long-Term Incentives Plan, as amended, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-37918), is incorporated herein by reference.
*10-b-2	Copy of resolution of the Board of Directors of the Company, adopted April 20, 1999, amending the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10-c-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.
*10-b-3	Form of Stock Option Agreement under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.
*10-b-4	Form of Restricted Stock Agreement (Performance Vesting) under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.
*10-b-5	Form of Restricted Stock Agreement (Time Vesting) under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.
*10-b-6	Copy of resolutions of the Board of Directors of the Company, adopted July 2, 1999, accelerating the vesting of certain outstanding restricted stock awards under the Company’s 1999 Long-Term Incentives Plan to October 1, 1999, subject to the satisfaction of certain conditions precedent, filed as Exhibit 10-c-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.
*10-b-7	Copy of resolutions of the Board of Directors of the Company, adopted September 8, 1999, approving the repurchase by the Company of shares of Common Stock from certain executives and employees of the Company or loans to such executives or employees, in each case, in an amount sufficient to pay the required withholding tax in connection with the acceleration of the vesting of certain outstanding restricted stock awards under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10-c-7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.
*10-b-8	Copy of resolution of the Special Committee of the Board of Directors of the Company, adopted September 22, 1999, determining that the conditions precedent to the acceleration of the vesting of certain outstanding restricted stock awards under the Company’s 1999 Long-Term Incentives Plan have been satisfied, filed as Exhibit 10-c-8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.
*10-b-9	Copy of resolution of the Board of Directors of the Company, adopted September 13, 1999, approving a stock dividend at the rate of one additional share of common stock for each share of common stock issued and outstanding (or held in the treasury of the Company) payable to shareowners of record at the close of business on September 24, 1999 (the “Record Date”) and to be distributed on October 29, 1999, filed as Exhibit 10-c-9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.
*10-c-1	Conexant Systems, Inc. Retirement Savings Plan, as amended, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-73142), is incorporated herein by reference.
*10-d-1	Copy of resolutions of the Board of Directors of the Company, adopted August 13, 1999 amending, among other things, the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10-e-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999,

Exhibits	Description

is incorporated herein by reference.
*10-e-1	Conexant Systems, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-24923), is incorporated herein by reference.
*10-f-1	Employment Agreement dated December 15, 1998 between the Company and B.S. Iyer, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.
*10-f-2	Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10-g-1 hereto entered into by the Company with M.M. Beguwala, J.S. Blouin, L.C. Brewster, R.Y. Halim, D.A. Marotta, D.E. O’Reilly, A. Rangan, F.M. Rhodes, T.A. Stites and K.V. Strong.
*10-f-3	Employment Agreement dated December 15, 1998 between the Company and D.W. Decker, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.
10-g-1	Distribution Agreement dated as of December 31, 1998 by and between the Company and Rockwell International Corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.
10-h-1	Amended and Restated Employee Matters Agreement dated as of December 31, 1998 by and between the Company and Rockwell International Corporation, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.
10-i-1	Tax Allocation Agreement dated as of December 31, 1998 by and between the Company and Rockwell International Corporation, filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.
12	Computation of Ratios.
21	List of Subsidiaries of the Company.
23	Independent Auditors’ Consent.
24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
99	NetPlane Systems, Inc. Stock Option Plan, as amended.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

(c)	Exhibits

              See subsection (a) (3) above.

(d)	Financial Statement Schedules

              See subsection (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 4th day of December, 2001.

CONEXANT SYSTEMS, INC.

By:	/s/ DWIGHT W. DECKER

Dwight W. Decker, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 4th day of December, 2001 by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ DWIGHT W. DECKER Dwight W. Decker	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

BALAKRISHNAN S. IYER* Balakrishnan S. Iyer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

J. SCOTT BLOUIN* J. Scott Blouin	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

DONALD R. BEALL* Donald R. Beall	Director

RICHARD M. BRESSLER* Richard M. Bressler	Director

RALPH J. CICERONE* Ralph J. Cicerone	Director

HOSSEIN ESLAMBOLCHI* Hossein Eslambolchi	Director

F. CRAIG FARRILL* F. Craig Farrill	Director

JERRE L. STEAD* Jerre L. Stead	Director

*By:	/s/ DWIGHT W. DECKER
Dwight W. Decker, Attorney-in-Fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions

	Balance at	Charged			Balance at
	Beginning	to Costs and			End of
Description	of Year	Expenses	Other	Deductions	Year

Year ended September 30, 2001:
Allowance for doubtful accounts	$6,949	$22,613	$—	$(11,356)	$18,206
Allowance for excess and obsolete inventories	50,205	19,356	—	(13,826)	55,735
Year ended September 30, 2000:
Allowance for doubtful accounts	$9,658	$2,066	$—	$(4,775)	$6,949
Allowance for excess and obsolete inventories	64,582	7,771	—	(22,148)	50,205
Year ended September 30, 1999:
Allowance for doubtful accounts	$8,975	$3,745	$—	$(3,062)	$9,658
Allowance for excess and obsolete inventories	105,708	10,067	—	(51,193)	64,582

EXHIBIT INDEX

	3-a-2	Copy of resolutions of the Board of Directors of the Company, adopted November 1, 2001, amending Article II, Section 5 of the By-Laws of the Company.
	3-a-3	Amended By-Laws of the Company.
*	10-f-2	Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10-g-1 hereto entered into by the Company with M.M. Beguwala, J.S. Blouin, L.C. Brewster, R.Y. Halim, D.A. Marotta, D.E. O’Reilly, A. Rangan, F.M. Rhodes, T.A. Stites and K.V. Strong.
	12	Computation of Ratios.
	21	List of Subsidiaries of the Company.
	23	Independent Auditors’ Consent.
	24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
	99	NetPlane Systems, Inc. Stock Option Plan, as amended.

*	Management contract or compensatory plan or arrangement.