Form 10-Q
period 2001-12-31
CONEXANT SYSTEMS INC
filed 2002-02-06
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001*

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

(949) 483-4600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Registrant’s number of shares of common stock outstanding as of January 25, 2002 was 255,647,732.

*	For presentation purposes of this Form 10-Q, references made to the December 31, 2001 period relate to the actual fiscal first quarter ended December 28, 2001.

CAUTIONARY STATEMENT

This Quarterly Report contains statements relating to future results of Conexant Systems, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products; demand for and market acceptance of new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; pricing pressures and other competitive factors; changes in our product mix; fluctuations in manufacturing yields; product obsolescence; our ability to develop and implement new technologies and to obtain protection of the related intellectual property; the successful implementation of our strategic manufacturing realignment, expense reduction and restructuring initiatives; the successful separation of our broadband access and Mindspeed Technologies™ businesses; the successful separation and merger of our wireless communications business with Alpha Industries, Inc.; our labor relations and those of our customers and suppliers; our ability to attract and retain qualified personnel; the safety and security of our employees and of our facilities; and the uncertainties of litigation, as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Mindspeed Technologies™ is a trademark of Conexant Systems, Inc. Other brands, names and trademarks contained in this Quarterly Report are the property of their respective owners.

CONEXANT SYSTEMS, INC.

INDEX

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Condensed Balance Sheets — December 31, 2001 and September 30, 2001	4

	Consolidated Condensed Statements of Operations — Three Months Ended December 31, 2001 and 2000	5

	Consolidated Condensed Statements of Cash Flows — Three Months Ended December 31, 2001 and 2000	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 6.	Exhibits and Reports on Form 8-K	31

	Signatures	32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONEXANT SYSTEMS, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	December 31,	September 30,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$129,651	$182,260
Short-term investments	156,431	156,660
Refundable deposit	150,000	—
Receivables, net of allowance of $18,132 and $18,206 at December 31 and September 30, 2001, respectively	120,233	133,685
Inventories	116,243	122,397
Deferred income taxes	77,369	75,710
Other current assets	44,868	54,639

Total current assets	794,795	725,351
Property, plant and equipment, net	360,025	387,433
Goodwill and intangible assets, net	1,167,991	1,251,253
Deferred income taxes	184,095	183,444
Other assets	113,940	267,999

Total assets	$2,620,846	$2,815,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,483	$98,141
Deferred revenue	21,531	27,149
Accrued compensation and benefits	58,933	50,407
Other current liabilities	82,790	107,300

Total current liabilities	274,737	282,997
Convertible subordinated notes	709,849	709,849
Other long-term liabilities	56,256	49,458

Total liabilities	1,040,842	1,042,304

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $1.00 par value: 1,000,000 shares authorized; 255,367 and 253,900 shares issued at December 31 and September 30, 2001, respectively	255,367	253,900
Additional paid-in capital	3,124,329	3,113,205
Accumulated deficit	(1,770,699)	(1,566,209)
Accumulated other comprehensive loss	(20,401)	(17,204)
Treasury stock, at cost: 41 shares at December 31 and September 30, 2001	(1,807)	(1,807)
Unearned compensation	(6,785)	(8,709)

Total shareholders’ equity	1,580,004	1,773,176

Total liabilities and shareholders’ equity	$2,620,846	$2,815,480

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	December 31,

	2001	2000

Net revenues	$229,519	$410,361
Cost of goods sold	166,003	296,603

Gross margin	63,516	113,758
Operating expenses:
Research and development	111,594	118,538
Selling, general and administrative	55,688	80,376
Amortization of intangible assets	89,607	82,304
Special charges	1,000	7,927

Total operating expenses	257,889	289,145

Operating loss	(194,373)	(175,387)
Debt conversion costs	—	(42,584)
Other expense, net	(9,117)	(4,356)

Loss before income taxes	(203,490)	(222,327)
Provision (benefit) for income taxes	1,000	(15,467)

Loss before extraordinary item	(204,490)	(206,860)
Extraordinary gain on extinguishment of debt, net of income taxes of $4,426	—	7,284

Net loss	$(204,490)	$(199,576)

Loss per share, basic and diluted:
Loss before extraordinary item	$(0.80)	$(0.88)
Extraordinary item	—	0.03

Net loss	$(0.80)	$(0.85)

Number of shares used in per share computation	254,362	236,119

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	December 31,

	2001	2000

Cash flows from operating activities:
Net loss	$(204,490)	$(199,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,033	47,691
Amortization of intangible assets	89,607	82,304
Provision for losses on accounts receivable	25	3,196
Inventory provisions	10,974	57,465
Deferred income taxes	(2,310)	(17,106)
Stock compensation	2,117	3,548
Debt conversion costs	—	42,584
Extraordinary gain—extinguishment of debt	—	(11,710)
Other non-cash charges, net	4,940	6,371
Changes in assets and liabilities:
Receivables	13,427	49,539
Inventories	(4,820)	(76,554)
Accounts payable	12,574	(22,461)
Accrued expenses and other current liabilities	(15,814)	(32,123)
Other	(377)	(7,015)

Net cash used in operating activities	(68,114)	(73,847)

Cash flows from investing activities:
Net sales (purchases) of marketable securities	880	(253,388)
Capital expenditures	(8,088)	(65,665)
Proceeds from sale of assets	20,806	—
Investments in and advances to businesses	(3,000)	(86,090)

Net cash provided by (used in) investing activities	10,598	(405,143)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,907	5,503
Payment of debt conversion costs	—	(42,584)
Repurchase of convertible subordinated notes	—	(22,400)

Net cash provided by (used in) financing activities	4,907	(59,481)

Net decrease in cash and cash equivalents	(52,609)	(538,471)
Cash and cash equivalents at beginning of period	182,260	831,100

Cash and cash equivalents at end of period	$129,651	$292,629

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

On December 16, 2001, the Company entered into agreements with Washington Sub, Inc. (Washington), currently a wholly-owned subsidiary of Conexant, and Alpha Industries, Inc. (Alpha), a leading provider of radio frequency (RF) integrated circuit-based solutions, including semiconductors and ceramic components, for the wireless and broadband communications markets. Under the agreements, the Company will contribute to Washington its wireless communications business, including its Newbury Park, California gallium arsenide wafer fabrication facility, but excluding certain assets and liabilities, and will distribute all the outstanding shares of Washington to Conexant shareholders (the Wireless Spin-off). Immediately thereafter, Washington will merge with and into Alpha, with Alpha as the surviving corporation (the Merger). Completion of the Wireless Spin-off and the Merger are subject to, among other things, regulatory approvals, a ruling by the Internal Revenue Service (IRS) that the Wireless Spin-off qualifies as tax-free and approval of the Merger by Alpha’s stockholders. Upon completion of the Merger, Alpha will purchase Conexant’s semiconductor assembly and test facility, located in Mexicali, Mexico, and certain related operations, for $150 million. The waiting period for the Hart-Scott-Rodino Antitrust Improvements Act of 1976 terminated on January 29, 2002. There can be no assurance that the other regulatory approvals, the IRS ruling or the approval of the Merger by Alpha’s stockholders will be obtained, or that the Wireless Spin-off and the Merger will be successfully completed.

In September 2000, the Company announced a plan for the separation of its Personal Networking and Mindspeed Technologies businesses. Although current business conditions have delayed the separation, the Company remains committed to completing the separation as soon as business and market conditions permit. The separation is also subject to the approval of the Company’s shareholders and receipt of a ruling from the IRS that the spin-off will qualify as a tax-free distribution. The IRS ruling has been received and although it is generally binding on the IRS, the continuing validity of the ruling is subject to certain factual representations and assumptions. As of the date of this report, the Company is not aware of any facts or circumstances that would cause these representations and assumptions to be untrue. There can be no assurance that shareholder approval of the separation will be obtained, or that the separation will be successfully completed.

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the inventory write-downs, special charges, debt conversion costs and extraordinary gain on extinguishment of debt, necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

Fiscal Periods For presentation purposes, references made to the period ended December 31, 2001 relate to the actual fiscal 2002 first quarter ended December 28, 2001.

Supplemental Cash Flow Information Cash paid for interest, net of amounts capitalized, was $2.0 million and $8.4 million for the three months ended December 31, 2001 and 2000, respectively. Cash paid for income taxes for the three months ended December 31, 2001 and 2000 was $1.8 million and $0.4 million, respectively.

Recent Accounting Standards In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that all business combinations be accounted for using the purchase

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against this new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company will adopt the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 as of the beginning of fiscal 2003. However, SFAS 142 is immediately applicable to any goodwill and intangible assets the Company may acquire after June 30, 2001. Upon adoption, the Company will cease amortizing goodwill against its results of operations, reducing annual amortization expense by approximately $285 million. The Company is evaluating the full impact of adopting the new standards. In addition, impairment reviews may result in charges against earnings to write down the value of goodwill.

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

2. Supplemental Financial Statement Data

The refundable deposit, currently held by a wafer supplier under an agreement for foundry capacity, is classified as a current asset as of December 31, 2001 because the Company expects the supplier to repay this deposit during fiscal 2002. The refundable deposit was included in other assets at September 30, 2001.

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2001	2001

Raw materials	$12,340	$10,727
Work-in-process	79,292	100,012
Finished goods	24,611	11,658

	$116,243	$122,397

3. Contingent Liabilities

Claims have been asserted against the Company alleging the use of the intellectual property rights of others in certain of the Company’s products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the resolution of such claims through arbitration or litigation. In connection with its spin-off from Rockwell International Corporation (Rockwell), the Company assumed responsibility for all contingent liabilities and current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell.

The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted and taking into account the Company’s reserves for such matters, management believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

4. Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended December 31, 2001 and 2000 is as follows (in thousands):

	Three months ended
	December 31,

	2001	2000

Net loss	$(204,490)	$(199,576)
Other comprehensive loss:
Foreign currency translation adjustments	(2,449)	(8,272)
Change in unrealized gains on available-for-sale securities	(1,135)	(50,568)
Change in unrealized gains on forward exchange contracts	(110)	71
Effect of income taxes	497	19,412

Other comprehensive loss	(3,197)	(39,357)

Comprehensive loss	$(207,687)	$(238,933)

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,	September 30,
	2001	2001

Unrealized gains on available-for-sale securities, net of tax	$953	$1,591
Unrealized losses on forward exchange contracts	(153)	(43)
Foreign currency translation adjustments	(21,201)	(18,752)

Accumulated other comprehensive loss	$(20,401)	$(17,204)

5. Special Charges

Special charges for the first quarter of fiscal 2002 consist of a restructuring charge of $1.0 million principally relating to an additional workforce reduction. The charge was based on the estimated cost of severance benefits for approximately 100 affected employees at the Company’s El Paso, Texas board-level sub-assembly business. Activity and liability balances related to restructuring actions through December 31, 2001 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Restructuring balance, September 30, 2001	$6,095	$5,361	$11,456
Charged to costs and expenses	828	172	1,000
Cash payments	(2,773)	(436)	(3,209)

Restructuring balance, December 31, 2001	$4,150	$5,097	$9,247

A majority of the amounts accrued for these actions are expected to be paid within one year. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operations, and are not expected to significantly impact the Company’s liquidity.

Special charges for the quarter ended December 31, 2000 consist of $7.9 million of costs related to the previously announced separation of the Personal Networking and Mindspeed Technologies businesses into two independent companies.

6. Sales of Assets

In December 2001, the Company sold two buildings for net proceeds of $19.3 million. A $2.1 million gain arising from the sale of one building was recognized upon completion of the transaction. The Company will continue to occupy the second building under a 15-year lease. Consequently, the $7.8 million gain arising from the sale of the leased-back building has been deferred and will be recognized ratably over the lease term. The lease requires the Company to make minimum lease payments aggregating $1.4 million annually (subject to certain adjustments).

7. Segment Information

The Company operates and tracks its results in two reportable segments—Personal Networking and Mindspeed Technologies. The Personal Networking segment designs, develops and sells semiconductor system solutions for two general personal communications applications markets—wireless communications and broadband access. For

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

segment reporting purposes, these product groups have been aggregated because of their common characteristics and their reliance on shared operating functions. Mindspeed Technologies designs, develops and sells semiconductor networking solutions that facilitate the aggregation, transmission and switching of data, video and voice from the edge of the Internet to linked metropolitan area networks and long-haul networks.

The Company evaluates segment performance based on segment operating income (loss) excluding amortization of intangible assets, special charges and stock compensation costs. Special charges excluded from segment operating income (loss) consist of restructuring charges and separation costs incurred in connection with the proposed separation of the Personal Networking and Mindspeed Technologies businesses. The tables below present information about reportable segments for the three months ended December 31 (in thousands):

	Net Revenues		Operating Income (Loss)

	2001	2000	2001	2000

Personal Networking	$215,341	$244,456	$(45,811)	$(106,352)
Mindspeed Technologies	14,178	165,905	(55,628)	23,683

Segment totals	$229,519	$410,361	(101,439)	(82,669)

Amortization of intangible assets			89,607	82,304
Special charges			1,000	7,927
Stock compensation			2,327	2,487

Operating loss			$(194,373)	$(175,387)

Revenues by geographic area, based upon country of destination, are as follows for the three months ended December 31 (in thousands):

	Revenues

	2001	2000

Americas	$28,877	$158,966
Europe, Middle East and Africa	19,950	60,817
Japan	13,312	26,332
Asia-Pacific	167,380	164,246

	$229,519	$410,361

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

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

Our Personal Networking business designs, develops and sells semiconductor system solutions for wireless communications and broadband access applications. Our wireless communications products are comprised of components, subsystems and system-level semiconductor solutions for wireless voice and data communication applications, including digital cellular handsets and base stations as well as advanced mobile terminals that support next-generation multimedia and high-speed web browsing. Our broadband access products include semiconductor solutions that connect personal access products such as set-top boxes, residential gateways, personal computers (PCs) and game consoles to voice, video and data processing services over broadband connections and our foundation analog communication products such as PC data and fax modems.

Our Mindspeed Technologies business designs, develops and sells semiconductor networking solutions that facilitate the aggregation, transmission and switching of data, video and voice from the edge of the Internet to linked metropolitan area networks and long-haul networks. Mindspeed Technologies’ products, ranging from physical-layer devices to higher layer network processors, are sold to infrastructure original equipment manufacturers (OEMs) and can be classified into two general categories: wide area network (WAN) access products and WAN transport products. WAN access products include multi-service access gateway solutions, including voice-over-Internet protocol, and a broad family of multi-megabit digital subscriber line (DSL) products that are used in a variety of network access platforms such as remote access concentrators, voice gateways, digital loop carriers, DSL access multiplexers and integrated access devices. WAN transport products, focused on packet-based networks, include T/E carrier, asynchronous transfer mode (ATM), and synchronous optical networking (SONET)/synchronous digital hierarchy (SDH) transceivers, switch products, network processors and software subsystems. Our customers use these solutions in a variety of network equipment, including high-speed routers, ATM switches, optical switches, add-drop multiplexers, digital cross-connect systems and dense wave division multiplexer equipment.

We market and sell our semiconductor products and system solutions directly to leading OEMs of communication electronics products and third-party electronic manufacturing service providers, and indirectly through electronic components distributors. Sales to distributors accounted for approximately 16% of net revenues in the first quarter of fiscal 2002. One customer accounted for 19% of our net revenues in the first quarter of fiscal 2002; no other customer accounted for 10% or more of our net revenues for the period. Our top 20 customers accounted for 74% of net revenues for the first quarter of fiscal 2002. Revenues derived from customers located in the Americas, Europe, Japan and the Asia-Pacific region were 12%, 9%, 6% and 73%, respectively, of our net revenues for the first quarter of fiscal 2002. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Spin-off and Merger of Wireless Communications Business

On December 16, 2001, we entered into agreements with Washington Sub, Inc. (Washington), currently a wholly-owned subsidiary of ours, and Alpha Industries, Inc. (Alpha), a leading provider of radio frequency (RF) integrated circuit-based solutions, including semiconductors and ceramic components, for the wireless and broadband communications markets. Under the agreements, we will contribute to Washington our wireless communications business, including our Newbury Park, California gallium arsenide wafer fabrication facility, but excluding certain assets and liabilities, and will distribute all the outstanding shares of Washington to our shareholders (the Wireless Spin-off). Immediately thereafter, Washington will merge with and into Alpha, with Alpha as the surviving corporation (the Merger). Completion of the Wireless Spin-off and the Merger are subject to, among other things, regulatory approvals, a ruling by the Internal Revenue Service (IRS) that the Wireless Spin-off qualifies as tax-free and approval of the Merger by Alpha’s stockholders. Upon completion of the Merger, Alpha will purchase our semiconductor assembly and test facility, located in Mexicali, Mexico, and certain related operations, for $150 million. The waiting period for the Hart-Scott-Rodino Antitrust Improvements Act of 1976 terminated on January 29, 2002. We cannot assure you that the other regulatory approvals, the IRS ruling or the approval of the Merger by Alpha’s stockholders will be obtained, or that we will successfully complete the Wireless Spin-off and the Merger.

Separation of Personal Networking and Mindspeed Technologies Businesses

In September 2000, we announced a plan for the separation of our Personal Networking and Mindspeed Technologies businesses. Although current business conditions have delayed the separation, we remain committed to completing the separation as soon as business and market conditions permit. The separation is also subject to the approval of our shareholders and receipt of a ruling from the IRS that the spin-off will qualify as a tax-free distribution. The IRS ruling has been received and although it is generally binding on the IRS, the continuing validity of the ruling is subject to certain factual representations and assumptions. As of the date of this Quarterly Report, we are not aware of any facts or circumstances that would cause these representations and assumptions to be untrue. We cannot assure you that shareholder approval of the separation will be obtained, or that we will successfully complete the separation.

Results of Operations

We—like many of our customers and competitors—were adversely impacted throughout all of fiscal 2001 by a broad slowdown affecting the technology sector, including most of the communications electronics end-markets which our products address. Personal Networking net revenues for fiscal 2001 reflect a deterioration in the digital cellular handset market, as compared with fiscal 2000, which resulted from excess channel inventories due to a slowdown in demand for cellular phones and a slower transition to next-generation phones. In addition, sales of our broadband access products were affected by slower than anticipated deployment of broadband services by system providers. Moreover, weak consumer demand for PCs and related peripheral devices and satellite set-top boxes led to lower sales of our products for these applications as compared to prior year levels. Net revenues in our Mindspeed Technologies business were also significantly affected by slowing investment in communications network capacity expansion by Internet service providers (ISPs), competitive local exchange carriers (CLECs) and incumbent local exchange and inter-exchange carriers. In most cases, the effect of weakened end-customer demand was compounded by higher than normal levels of equipment and component inventories among our OEM, subcontractor and distributor customers.

During the first quarter of fiscal 2002, we saw strong demand for our wireless product portfolio and improved demand in a number of the markets addressed by our broadband access products. Although a comparison of our quarterly results of operations on a year-over-year basis will remain unfavorable in the near term, the first quarter of fiscal 2002 represents the second consecutive quarter of sequential revenue growth in our Personal Networking business. Also during the first quarter of fiscal 2002, we experienced what we believe is a bottoming of revenues in our Mindspeed Technologies business. We expect the improvement in our quarterly revenue performance, coupled with the successful implementation of our cost reduction initiatives, will result in a continued improvement in our operating performance in the second quarter of fiscal 2002.

Net Revenues

     The following table summarizes our net revenues by business segment:

	Three months ended
				Change from	Change from
	December 31,	September 30,	December 31,	Sept. 2001	Dec. 2000
(in millions)	2001	2001	2000	Quarter	Quarter

Net revenues:
Personal Networking	$215.3	$179.0	$244.5	20%	(12)%
Mindspeed Technologies	14.2	22.0	165.9	(36)%	(91)%

	$229.5	$201.0	$410.4	14%	(44)%

As a percentage of net revenues:
Personal Networking	94%	89%	60%
Mindspeed Technologies	6%	11%	40%

Personal Networking

The following table summarizes the net revenues of our Personal Networking segment by product group:

	Three months ended
				Change from	Change from
	December 31,	September 30,	December 31,	Sept. 2001	Dec. 2000
(in millions)	2001	2001	2000	Quarter	Quarter

Net revenues:
Wireless communications	$92.3	$65.2	$83.9	42%	10%
Broadband access	123.0	113.8	160.6	8%	(23)%

	$215.3	$179.0	$244.5	20%	(12)%

As a percentage of Conexant’s total net revenues:
Wireless communications	40%	32%	21%
Broadband access	54%	57%	39%

	94%	89%	60%

Our wireless communications product revenues for the first quarter of fiscal 2002, up 10% from the comparable period of fiscal 2001, reflect a substantial increase in unit shipments of our global system for mobile communications (GSM) cellular system solutions. We also experienced increased demand for power amplifier modules for both code division multiple access (CDMA) and GSM applications from a number of key OEM customers. These revenue increases were partially offset by lower sales volume of 900MHz digital cordless telephone chipsets and by the impact of the sale of our global positioning system (GPS) business to SiRF Technology, Inc. in the third quarter of fiscal 2001. Strong demand across all major wireless product lines contributed to a 42% increase in wireless communications revenues from the immediately preceding quarter.

Our broadband access product revenues for the first quarter of fiscal 2002 were 23% lower than the comparable period of fiscal 2001. The decline reflects relatively weaker end-market demand for personal access products such as set-top boxes, PCs, game consoles and fax machines compared with the same period in fiscal 2001. Consequently, our broadband access net revenues for the fiscal 2002 first quarter reflect lower unit shipments of our analog dial-up modems and our satellite set-top box tuners and demodulators. These declines were partially offset by higher sales of media processing products, including our broadcast video encoder/decoder and set-top box MPEG 2 solutions. While revenue comparisons on a year-over-year basis remain unfavorable, our broadband access revenues increased 8% over the immediately preceding quarter—the second consecutive quarter of sequential revenue growth—driven by higher volume in our PC data and fax modems and increased demand for broadcast video encoder/decoder solutions and satellite set-top box products.

Mindspeed Technologies

Over the past four quarters, net revenues for Mindspeed Technologies have been impacted by the sharply lower demand for network equipment which has affected us, our customers and our competitors. ISPs and CLECs have dramatically reduced their investment in network capacity expansion as their business models failed to generate sufficient cash flow. Incumbent local exchange carriers and inter-exchange carriers have also reduced their capital spending. Demand has been further affected by higher-than-normal levels of equipment and component inventories among many OEM, subcontractor and distributor customers. As a result, Mindspeed Technologies net revenues for the first quarter of fiscal 2002 compared with the comparable fiscal 2001 period reflect lower sales volume across the majority of our WAN access and WAN transport products, including multi-service access processors, multi-megabit DSL and optical networking physical media devices, and transceivers.

Gross Margin

	Three months ended
				Change from	Change from
	December 31,	September 30,	December 31,	Sept. 2001	Dec. 2000
(in millions)	2001	2001	2000	Quarter	Quarter

Gross margin	$63.5	$40.5	$113.8	57%	(44)%
Percent of net revenues	28%	20%	28%

Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs, warranties and sustaining engineering expenses pertaining to products sold. Gross margin for the first quarter of fiscal 2002 was adversely affected by the impact of the 44% decline in quarterly revenues on a base of relatively fixed manufacturing support costs, which was partially offset by lower depreciation expense as a result of the write-down of manufacturing assets in fiscal 2001. Gross margins for the first quarter of fiscal 2001 included inventory write-downs of approximately $57.5 million.

The inventory write-downs we recorded in the first quarter of fiscal 2001 resulted from the sharply reduced end-customer demand we experienced, primarily associated with our dial-up modem product portfolio, as a result of the rapidly changing demand environment for PCs during that period. We assess the recoverability of inventories through an on-going review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. We record inventory write-downs when the inventory on hand exceeds the demand forecast. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

When compared with the immediately preceding quarter, our gross margins for the first quarter of fiscal 2002 improved to 28% of net revenues, reflecting increased quarterly sales and higher utilization of our manufacturing capacity. Gross margins for the first quarter of fiscal 2002 were adversely impacted by provisions for excess and obsolete inventories of $11.0 million and additional warranty costs of $14.0 million. The effect of these charges was partially offset by the sale of approximately $21.5 million of inventories that we had written down to a zero cost basis during fiscal year 2001. Excluding these items, our gross margin for the first quarter of fiscal 2002 was approximately $67.0 million, or 29% of net revenues.

Research and Development

	Three months ended December 31,

(in millions)	2001	Change	2000

Research and development	$111.6	(6)%	$118.5
Percent of net revenues	49%		29%

     Our research and development (R&D) expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices and design and test tool costs. Our R&D expenses also include the costs for advanced semiconductor process development, design automation and advanced package development for the benefit of each of our businesses. The decrease in R&D expenses for the first quarter of fiscal 2002 compared to the similar period of fiscal 2001 primarily reflects lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions initiated during fiscal 2001.

Selling, General and Administrative

	Three months ended December 31,

(in millions)	2001	Change	2000

Selling, general and administrative	$55.7	(31)%	$80.4
Percent of net revenues	24%		20%

Our selling, general and administrative (SG&A) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, real estate, information systems, customer service, sales, marketing, field application engineering and other services. The decrease in SG&A expenses for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 primarily reflects lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions initiated during fiscal 2001 and lower provisions for uncollectible accounts receivable.

Amortization of Intangible Assets

	Three months ended December 31,

(in millions)	2001	Change	2000

Amortization of intangible assets	$89.6	9%	$82.3

The higher amortization expense in the fiscal 2002 first quarter primarily resulted from the additional consideration paid during fiscal 2001 in connection with certain of our fiscal 2000 business acquisitions. The value of the additional consideration paid was added to the recorded amounts of goodwill, and is amortized over the remainder of the original estimated lives of the goodwill.

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

Special Charges

Special charges for the first quarter of fiscal 2002 consist of a restructuring charge of $1.0 million principally relating to an additional workforce reduction. The charge was based on the estimated cost of severance benefits for approximately 100 affected employees at our El Paso, Texas board-level sub-assembly business.

Activity and liability balances related to our restructuring actions through December 31, 2001 are as follows:

	Workforce	Facility
(in thousands)	reductions	and other	Total

Restructuring balance, September 30, 2001	$6,095	$5,361	$11,456
Charged to costs and expenses	828	172	1,000
Cash payments	(2,773)	(436)	(3,209)

Restructuring balance, December 31, 2001	$4,150	$5,097	$9,247

We expect to pay a majority of the amounts accrued for these actions within one year. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operations, and are not expected to significantly impact our liquidity.

Special charges for the first quarter of fiscal 2001 consist of $7.9 million of costs related to the previously announced separation of our Personal Networking and Mindspeed Technologies businesses into two independent companies.

Debt Conversion Costs

In the first quarter of fiscal 2001, approximately $255.1 million principal amount of our 4-1/4% Convertible Subordinated Notes due 2006 were converted into approximately 11.0 million shares of our common stock, at a cost of $42.6 million.

Other Expense, Net

	Three months ended December 31,

(in millions)	2001	Change	2000

Other expense, net	$(9.1)	nm	$(4.4)

Other expense, net for the first quarter of fiscal 2002 is comprised primarily of a $5.7 million write-off of certain non-marketable investments, which we determined to be permanently impaired, and interest expense on our convertible subordinated notes, partially offset by interest income on invested cash balances and gains on sales of assets.

Other expense, net for the first quarter of fiscal 2001 is comprised primarily of a $5.0 million write-off of certain non-marketable investments, which we determined to be permanently impaired, and net interest expense.

Provision (Benefit) for Income Taxes

As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the additional income tax benefits which arose during the first quarter of fiscal 2002 will not be realized. Consequently, we have not recognized any income tax benefits relating to our operating loss for the quarter. Our provision for income taxes for the first quarter of fiscal 2002 consists of foreign income taxes incurred by certain of our subsidiaries. For the first quarter of fiscal 2001, we recorded an income tax benefit of $15.5 million (7% of pretax loss), which reflects our net loss and the impact of non-deductible debt conversion costs and amortization of intangible assets.

We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such benefits are more likely than not to be realized. Consequently, we expect our effective income tax rate will be approximately 0% for fiscal 2002.

Extraordinary Item

During the first quarter of fiscal 2001, we purchased $35.0 million principal amount of our 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in a gain of $11.7 million. Such gain has been presented in the accompanying statement of operations as an extraordinary item, net of incomes taxes of $4.4 million.

Pro Forma Earnings

Pro forma operating income (loss), pro forma income (loss) before extraordinary item, and pro forma income (loss) per share before extraordinary item exclude the amortization of intangible assets, special charges, stock compensation and certain non-operating gains and losses. We believe these measures of earnings provide a better understanding of our underlying operating results and we use these measures internally to evaluate our underlying operating performance. These measures of earnings are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from pro forma measures used by other companies. Pro forma income (loss) before extraordinary item and pro forma income (loss) per share before extraordinary item are calculated as follows:

	Three months ended
	December 31,

(in thousands, except per share data)	2001	2000

Loss before extraordinary item	$(204,490)	$(206,860)
Amortization of intangible assets	89,607	82,304
Special charges	1,000	7,927
Stock compensation	2,327	2,487
Equity in losses of equity method investees	749	—
Gains on sales of assets	(2,537)	—
Write-down of investments	5,675	5,000
Debt conversion costs	—	42,584
Income taxes	—	9,141

Pro forma loss before extraordinary item	$(107,669)	$(57,417)

Pro forma loss per share before extraordinary item, basic and diluted	$(0.42)	$(0.24)
Shares used in per share computation	254,362	236,119

Special charges excluded from our pro forma results consist of restructuring charges and separation costs incurred in connection with the proposed separation of our Personal Networking and Mindspeed Technologies businesses. Pro forma results also exclude stock compensation costs, representing the amortization of the value of certain stock options we assumed in connection with business acquisitions and the incremental cost that results from the use of variable, rather than fixed, accounting for a stock-based incentive compensation plan. Under variable accounting, the amount of compensation expense we recognize for awards under the plan will fluctuate over time based upon changes in the value of our common stock. Non-operating gains and losses excluded from pro forma results consist of our equity in the losses of investments accounted for under the equity method, gains on sales of assets, the write-down of certain non-marketable investments and debt conversion costs. For the first quarter of fiscal 2001, the pro forma results reflect an income tax benefit based upon a 30% effective tax rate.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $52.6 million during the first quarter of fiscal 2002. Cash used in operating activities was $68.1 million for the first quarter of fiscal 2002, compared to cash used in operating activities of $73.8 million for the comparable period in fiscal 2001. Operating cash flows reflect our net loss of $204.5 million offset by noncash charges (depreciation and amortization and other) of $131.4 million, and a net decrease in the non-cash components of working capital of $5.0 million. Before the effect of the working capital changes, cash used in operations was $73.1 million for the first quarter of fiscal 2002, compared to cash provided by operations of $14.8 million for the comparable period in fiscal 2001.

The fiscal 2002 working capital decreases include a $13.4 million decrease in accounts receivable, principally due to our aggressive accounts receivable collection efforts, and a $12.6 million increase in accounts payable. These working capital changes were offset by a $4.8 million increase in inventories, a $15.8 million decrease in accrued expenses and other current liabilities and other working capital changes.

Cash provided by investing activities of $10.6 million for the first quarter of fiscal 2002 principally consists of proceeds from the sale of assets of $20.8 million. Capital expenditures were limited to $8.1 million as a part of our cost reduction initiatives. Other investing activities included equity investments of $3.0 million and net sales of marketable securities totaling $0.9 million. Cash used in investing activities during the fiscal 2001 first quarter consisted of net purchases of marketable securities of $253.4 million, capital expenditures of $65.7 million, and payments for investments in and advances to businesses totaling $86.1 million.

Cash provided by financing activities of $4.9 million during the first quarter of fiscal 2002 consisted of proceeds from the exercise of stock options. In the first quarter of fiscal 2001, cash used in financing activities consisted of $65.0 million paid in connection with the conversion and repurchase of a portion of our convertible subordinated notes, offset by $5.5 million in proceeds from the exercise of stock options.

Our principal sources of liquidity are our existing cash reserves and available-for-sale marketable securities and cash generated from operations. In addition, we expect the repayment of a refundable deposit, currently held by a vendor, will provide us an additional $150 million of liquidity in the middle of calendar 2002. Combined cash and cash equivalents and marketable securities at December 31, 2001 totaled $286.1 million compared to $338.9 million at September 30, 2001. Our working capital at December 31, 2001 was $520.1 million compared to $442.4 million at September 30, 2001. The overall working capital increase principally reflects the reclassification of the refundable deposit to current assets, offset by cash used in operations and cash payments for capital expenditures and investments.

Upon completion of the Merger, Alpha will purchase our semiconductor assembly and test facility, located in Mexicali, Mexico, and certain related operations, for $150 million. We cannot assure you that this transaction will be completed.

While the dramatic changes in end-user demand from the levels we experienced in fiscal 2000 and the continued high levels of channel inventories have reduced visibility into future demand, we expect that these and other factors will continue to affect our revenues in fiscal 2002. We also believe that ongoing underutilization of our manufacturing capacity will adversely affect our gross margin and operating profit. Consequently, we anticipate that we will continue to experience negative cash flows from operations in the near term. During fiscal 2001 and 2002, we implemented a number of expense reduction initiatives, including workforce reductions, temporary shutdowns of our manufacturing facilities, the consolidation of certain facilities and salary reductions of 10% for senior management. We have also reduced our planned capital expenditures based upon our current revenue outlook.

We believe that our existing sources of liquidity, together with anticipated cash flows from the return of a refundable deposit and cash expected to be generated from operations will be sufficient to fund our operations, research and development efforts and anticipated capital expenditures for at least the next twelve months. Although reduced capital expenditures are a key component of our realigned manufacturing and procurement strategy, we will need to continue a focused program of capital expenditures to sustain our current manufacturing capabilities during the transition to a fabless complementary metal-oxide semiconductor (CMOS) business model and to support our continuing specialty-process wafer manufacturing. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund renewed capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Recent Accounting Standards

See Note 1 of Notes to Consolidated Condensed Financial Statements.

Certain Business Risks

Our business, financial condition and operating results can be impacted by a number of factors including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

You should carefully consider and evaluate all of the information in this Quarterly Report, including the risk factors listed below. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities.

We have recently incurred substantial operating losses and we anticipate additional future losses.

Our net revenues for the first quarter of fiscal 2002 were $229.5 million compared to $410.4 million for first quarter of fiscal 2001 due to sharply reduced end-customer demand in many of the communications electronics end-markets which our products address. We incurred a net loss of $204.5 million in the first quarter of fiscal 2002 and a net loss of $1.4 billion for fiscal 2001.

During fiscal 2001 and continuing into fiscal 2002, we implemented a number of expense reduction and restructuring initiatives to more closely align our cost structure with the current business environment. The cost reduction initiatives include a worldwide workforce reduction, temporary shutdowns of our manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for our senior management team until we return to profitability. However, these expense reduction initiatives alone will not return us to profitability. We expect that reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term and we anticipate incurring additional losses in fiscal 2002. In order to return to profitability, we must achieve substantial revenue growth and we currently face an environment of uncertain demand in the markets our products address. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry, and in our business in particular. Periods of industry downturns—as we experienced in fiscal 2001 and continue to experience—have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These factors cause substantial fluctuations in our revenues and our results of operations. We have experienced these cyclical fluctuations in our business in the past and may experience cyclical fluctuations in the future.

During the late 1990’s and extending into 2000, the semiconductor industry in general, and communications applications in particular, enjoyed unprecedented growth, benefiting from the rapid expansion of the Internet and other communication services worldwide. During fiscal 2001 and 2002, we—like many of our customers and competitors—have been adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our communications semiconductor products and system solutions. The impact of weakened end-customer demand has been compounded by higher-than-normal levels of equipment and component inventories among our OEM, subcontractor and distributor customers. As a result of this sharply reduced demand across our product portfolio, we recorded $245.1 million of inventory write-downs in fiscal 2001. We expect that reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term.

In addition, an environment of weak end-customer demand and high levels of channel inventories has, in some cases, led to delays in payments for our products. During fiscal 2001, we recorded $22.6 million of additional provisions for uncollectible accounts receivable from slow-paying customers. In the event that our customers delay payments to us, or are unable to pay amounts owed to us, we may incur additional losses on our accounts receivable.

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

Consolidation by industry participants is creating entities with increased market share, customer base, technology and marketing expertise in markets in which we compete. These developments may significantly and adversely affect our current markets, the markets we are seeking to serve and our ability to compete successfully in those markets.

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

We cannot assure you that we will have sufficient resources to make the substantial investment in research and development in order to develop and bring to market new and enhanced products. Furthermore, we are required to continually evaluate expenditures for planned product development and to choose among alternative technologies based on our expectations of future market growth. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner, that our products will satisfy customer requirements or achieve market acceptance, or that we will be able to anticipate new industry standards and technological changes. We also cannot assure you that we will be able to respond successfully to new product announcements and introductions by competitors.

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

If OEMs of communications electronics products do not design our products into their equipment, we will be unable to sell those products. Moreover, a design win from a customer does not guarantee future sales to that customer.

Our products are not sold directly to the end-user but are components of other products. As a result, we rely on OEMs of communications electronics products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins” from OEMs, we would be unable to sell our products. Once an OEM designs another supplier’s semiconductors into its products, it will be more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products, for example, if its own products are not commercially successful or for any other reason. We may be unable to achieve design wins or to convert design wins into actual sales.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors, some of whom have rights to return unsold products to us. Sales to distributors accounted for approximately 22% and 16% of our net revenues for fiscal 2001 and the first quarter of fiscal 2002, respectively. We routinely purchase and manufacture inventory based on estimates of customer demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

During fiscal 2001, the communications electronics markets which we address were characterized by dramatic decreases in end-user demand and continued high levels of channel inventories which reduced visibility into future demand for our products. We expect that these and other factors will continue to affect our revenues in the near term. As a result of sharply reduced demand across our product portfolio, we recorded $245.1 million of inventory write-downs in fiscal 2001.

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

In fiscal 2001, we decided to realign our manufacturing and procurement strategies, accelerating our transition from volume digital CMOS manufacturing to a fabless CMOS business model. Over time, it is expected that the majority of our requirements for CMOS wafers, previously manufactured internally, will be sourced from third-party foundries. Specialty-process wafer manufacturing, such as Bipolar CMOS (BiCMOS), RF BiCMOS and silicon germanium processes, will remain an important component of our strategy. Under a fabless CMOS business model, our long-term revenue growth will be dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. During times when the semiconductor industry is experiencing a shortage of wafer fabrication capacity, we may experience delays in shipments or increased manufacturing costs. To facilitate our transition to a fabless CMOS business model, we have entered into long-term supply arrangements with major foundry partners to obtain additional external CMOS wafer manufacturing capacity. We cannot assure you that we will have access to sufficient external CMOS wafer manufacturing capacity on favorable terms, or at all.

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

Currently, third-party subcontractors also assemble and test a substantial portion of our products. Moreover, upon completion of the Wireless Spin-off and the Merger, including Alpha’s purchase of our Mexicali, Mexico facility, we will no longer have internal assembly and test facilities and it will be necessary for us to obtain substantially all assembly and test services from third-party subcontractors, including Alpha. Because we rely on others to assemble and test our products, we are subject to many of the same risks as are described above with respect to independent wafer fabrication facilities.

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

Integrating acquired organizations and their products and services may be expensive, time-consuming and a strain on our resources and our relationships with employees and customers, and ultimately may not be successful.

We face a risk that capital needed for our business will not be available when we need it.

We believe that our existing sources of liquidity, together with anticipated cash flows from the return of a refundable deposit and cash expected to be generated from operations will be sufficient to fund our research and development, capital expenditure, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case and we may need to obtain alternate sources of financing in the future. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

We are subject to the risks of doing business internationally.

For fiscal 2001 and the first quarter of fiscal 2002, approximately 71% and 88% of our net revenues, respectively, were from customers located outside the United States, primarily in the Asia-Pacific and European countries. In addition, we have facilities and suppliers located outside the United States, including our assembly and test facility in Mexicali, Mexico and third-party foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

Our past operating performance has been impacted by adverse economic conditions in the Asia-Pacific region, which have increased the uncertainty with respect to the long-term viability of certain of our customers and suppliers in the region. Sales to customers in Japan and other countries in the Asia-Pacific region, principally Taiwan, South Korea and Hong Kong, represented approximately 56% and 79% of our net revenues in fiscal 2001 and the first quarter of fiscal 2002, respectively.

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

The trading price of our common stock fluctuates significantly. Since our common stock began trading publicly, the reported sale price of our common stock on the Nasdaq National Market has been as high as $132.50 and as low as $6.57 per share. This price may be influenced by many factors, including:

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

Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. If any of our patents fails to protect our technology it would make it easier for our competitors to offer similar products. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain countries.

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

In connection with our spin-off from Rockwell, we assumed all liabilities in respect of environmental matters related to our current and former operations. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us. In addition, we are engaged in remediations of groundwater contamination at our Newport Beach and Newbury Park, California facilities. We currently estimate the remaining costs for these remediations to be approximately $3.6 million and have accrued for these costs as of December 31, 2001.

Our management team is subject to a variety of demands for its attention.

Our management currently faces a variety of challenges, including the implementation of our strategic manufacturing realignment, the implementation of our expense reduction and restructuring initiatives, the Wireless Spin-off and the Merger, and the anticipated separation of the Personal Networking and Mindspeed Technologies businesses. While we believe that we have sufficient management resources to execute each of these initiatives, we cannot assure you that we will have these resources or that our initiatives will be successfully implemented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2001, the carrying value of our cash and cash equivalents approximates fair value.

Our marketable debt securities (consisting of commercial paper, corporate bonds and government securities) principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of December 31, 2001, unrealized gains of $1.0 million (net of related income taxes of $0.7 million) on these securities are included in accumulated other comprehensive income.

Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our investments and long-term debt as of December 31, 2001:

(in millions)	Carrying Value	Fair Value

Cash and cash equivalents	$129.7	$129.7
Marketable debt securities	156.4	156.4
Long-term debt	709.8	483.5

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

At December 31, 2001, we held foreign currency forward exchange contracts (to sell Japanese yen at specified rates) having an aggregate notional amount of approximately 304 million yen, at a notional weighted-average exchange rate of approximately 125.9 yen to one dollar. The net unrealized gain/loss on the forward contracts outstanding at December 31, 2001 was not material to our consolidated financial statements.

Based on our overall currency rate exposure at December 31, 2001, a 10 percent change in currency rates would not have a significant effect on our consolidated financial position, results of operations or cash flows.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

2.1	Agreement and Plan of Reorganization dated as of December 16, 2001 by and among the Company, Washington and Alpha (excluding exhibits), filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 19, 2001, is incorporated herein by reference.

2.2	Contribution and Distribution Agreement dated as of December 16, 2001 by and between the Company and Washington (excluding exhibits), filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated December 19, 2001, is incorporated herein by reference.

10	Conexant Systems, Inc. 2001 Performance Share Plan and related Performance Share Award Terms and Conditions, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-73858), are incorporated herein by reference

12	Statement re: Computation of Ratios

99.1	Mexican Stock and Asset Purchase Agreement dated as of December 16, 2001 by and between the Company and Alpha (excluding exhibits), filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 19, 2001, is incorporated herein by reference.

99.2	U.S. Asset Purchase Agreement dated as of December 16, 2001 by and between the Company and Alpha (excluding exhibits), filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 19, 2001, is incorporated herein by reference.

(b)  Reports on Form 8-K

Report on Form 8-K dated December 19, 2001, with respect to the Company’s announcement of the proposed spin-off and merger of its wireless communications business with Alpha Industries, Inc. (Items 5 and 7).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)

Date: February 6, 2002	By	/s/ BALAKRISHNAN S. IYER

Balakrishnan S. Iyer Senior Vice President and Chief Financial Officer (principal financial officer)

Date: February 6, 2002	By	/s/ J. SCOTT BLOUIN

J. Scott Blouin Senior Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

12	Statement re: Computation of Ratios