Form 10-Q
period 2002-03-29
CONEXANT SYSTEMS INC
filed 2002-05-13
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002*

OR

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
Yes        No

Number of shares of registrant’s common stock outstanding as of May 3, 2002 was 258,478,845.

*	For presentation purposes of this Form 10-Q, references made to the March 31, 2002 period relate to the actual fiscal second quarter ended March 29, 2002.

CAUTIONARY STATEMENT

This Quarterly Report contains statements relating to future results of Conexant Systems, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products; demand for and market acceptance of new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; pricing pressures and other competitive factors; changes in our product mix; fluctuations in manufacturing yields; product obsolescence; our ability to develop and implement new technologies and to obtain protection of the related intellectual property; the successful implementation of our strategic manufacturing realignment, expense reduction and restructuring initiatives; the successful separation of our broadband access and Mindspeed Technologies™ businesses; the successful spin-off and merger of our wireless communications business with Alpha Industries, Inc.; our labor relations and those of our customers and suppliers; our ability to attract and retain qualified personnel; the safety and security of our employees and of our facilities; and the uncertainties of litigation, as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Mindspeed Technologies™ is a trademark of Conexant Systems, Inc. Other brands, names and trademarks contained in this Quarterly Report are the property of their respective owners.

CONEXANT SYSTEMS, INC.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONEXANT SYSTEMS, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	March 31,	September 30,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$151,790	$182,260

Short-term investments	108,276	156,660

Refundable deposit	150,000	—

Receivables, net of allowance for doubtful accounts of $14,880 and $18,206 at March 31, 2002 and September 30, 2001, respectively	107,811	133,685

Inventories	99,423	122,397

Deferred income taxes	68,368	75,710

Other current assets	57,426	54,639

Total current assets	743,094	725,351

Property, plant and equipment, net	298,737	387,433

Goodwill and intangible assets, net	1,072,231	1,251,253

Deferred income taxes	194,289	183,444

Other assets	149,549	267,999

Total assets	$2,457,900	$2,815,480

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$121,709	$98,141

Deferred revenue	17,042	27,149

Accrued compensation and benefits	59,750	50,407

Other current liabilities	89,350	107,300

Total current liabilities	287,851	282,997

Convertible subordinated notes	709,849	709,849

Other long-term liabilities	49,793	49,458

Total liabilities	1,047,493	1,042,304

Commitments and contingencies	—	—

Shareholders’ equity:

Preferred and junior preferred stock	—	—

Common stock, $1.00 par value: 1,000,000 shares authorized; 257,998 and 253,900 shares issued at March 31, 2002 and September 30, 2001, respectively	257,998	253,900

Additional paid-in capital	3,156,230	3,113,205

Accumulated deficit	(1,971,401)	(1,566,209)

Accumulated other comprehensive loss	(27,226)	(17,204)

Treasury stock, at cost: 41 shares at September 30, 2001	—	(1,807)

Unearned compensation	(5,194)	(8,709)

Total shareholders’ equity	1,410,407	1,773,176

Total liabilities and shareholders’ equity	$2,457,900	$2,815,480

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	March 31,		March 31,

	2002	2001	2002	2001

Net revenues	$241,031	$251,003	$470,550	$661,364

Cost of goods sold	153,465	334,168	319,468	630,771

Gross margin	87,566	(83,165)	151,082	30,593

Operating expenses:

Research and development	114,889	128,879	226,483	247,417

Selling, general and administrative	53,974	89,741	109,662	170,117

Amortization of intangible assets	90,095	84,040	179,702	166,344

Special charges	21,384	11,848	22,384	19,775

Total operating expenses	280,342	314,508	538,231	603,653

Operating loss	(192,776)	(397,673)	(387,149)	(573,060)

Debt conversion costs	—	—	—	(42,584)

Other expense, net	(6,802)	(1,021)	(15,919)	(5,377)

Loss before income taxes	(199,578)	(398,694)	(403,068)	(621,021)

Provision (benefit) for income taxes	1,124	(136,683)	2,124	(152,150)

Loss before extraordinary item	(200,702)	(262,011)	(405,192)	(468,871)

Extraordinary gain on extinguishment of debt, net of income taxes of $4,426	—	—	—	7,284

Net loss	$(200,702)	$(262,011)	$(405,192)	$(461,587)

Loss per share, basic and diluted:

Loss before extraordinary item	$(0.78)	$(1.08)	$(1.59)	$(1.96)

Extraordinary item	—	—	—	0.04

Net loss	$(0.78)	$(1.08)	$(1.59)	$(1.92)

Number of shares used in per share computation	256,135	243,515	255,249	239,813

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six months ended
	March 31,

	2002	2001

Cash flows from operating activities:

Net loss	$(405,192)	$(461,587)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	51,615	98,250

Amortization of intangible assets	179,702	166,344

Asset impairments	25,261	—

Provision for losses on accounts receivable	(1,073)	12,913

Inventory provisions	11,800	206,050

Deferred income taxes	(2,252)	(149,482)

Stock compensation	3,698	6,791

Debt conversion costs	—	42,584

Extraordinary gain—extinguishment of debt	—	(11,710)

Other non-cash items, net	(1,624)	7,951

Changes in assets and liabilities:

Receivables	26,947	160,602

Inventories	3,744	(118,705)

Accounts payable	22,835	(103,876)

Deferred revenue	(10,107)	(8,229)

Accrued expenses and other current liabilities	131	(15,937)

Other	(10,936)	(10,456)

Net cash used in operating activities	(105,451)	(178,497)

Cash flows from investing activities:

Net sales (purchases) of marketable securities	49,260	(253,658)

Capital expenditures	(19,477)	(118,833)

Proceeds from sale of assets	41,696	—

Investments in and advances to businesses	(4,060)	(89,090)

Acquisitions of businesses, net of cash acquired	(2,673)	(12,512)

Net cash provided by (used in) investing activities	64,746	(474,093)

Cash flows from financing activities:

Proceeds from exercise of stock options	10,235	10,618

Payment of debt conversion costs	—	(42,584)

Repurchase of convertible subordinated notes	—	(22,400)

Net cash provided by (used in) financing activities	10,235	(54,366)

Net decrease in cash and cash equivalents	(30,470)	(706,956)

Cash and cash equivalents at beginning of period	182,260	831,100

Cash and cash equivalents at end of period	$151,790	$124,144

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

On December 16, 2001, the Company entered into agreements with Washington Sub, Inc. (Washington), currently a wholly-owned subsidiary of Conexant, and Alpha Industries, Inc. (Alpha), a provider of radio frequency (RF) and microwave integrated circuit products and solutions primarily for wireless communications. Under the agreements, the Company will contribute to Washington its wireless communications business, including its Newbury Park, California gallium arsenide wafer fabrication facility, but excluding certain assets and liabilities, and will distribute all the outstanding shares of Washington to Conexant shareholders (the Wireless Spin-off). Immediately thereafter, Washington will merge with and into Alpha, with Alpha as the surviving corporation (the Merger). Completion of the Wireless Spin-off and the Merger are subject to, among other things, regulatory approvals, a ruling by the Internal Revenue Service (IRS) that the Wireless Spin-off qualifies as tax-free and approval of the Merger by Alpha’s stockholders. Upon completion of the Merger, Alpha will purchase Conexant’s semiconductor assembly and test facility, located in Mexicali, Mexico, and certain related assets, for $150 million. The waiting period for the Hart-Scott-Rodino Antitrust Improvements Act of 1976 terminated on January 29, 2002. There can be no assurance that the other regulatory approvals, the IRS ruling or the approval of the Merger by Alpha’s stockholders will be obtained, or that the Wireless Spin-off and the Merger will be successfully completed.

In September 2000, the Company announced a plan for the separation of its broadband access and Mindspeed Technologies businesses. Although current business conditions have delayed the separation, the Company remains committed to completing the separation as soon as business and market conditions permit. The separation is subject to receipt of a ruling from the IRS that the related spin-off will qualify as a tax-free distribution and may be subject to approval of the Company’s shareholders. An IRS ruling has been received and although it is generally binding on the IRS, its continuing applicability will depend on the form of the separation transaction and the extent of intervening events between the date of the ruling and the separation. There can be no assurance that the separation will be successfully completed.

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

Fiscal Periods For presentation purposes, references made to the periods ended March 31, 2002 and 2001 relate to the actual fiscal 2002 second quarter ended March 29, 2002 and the actual fiscal 2001 second quarter ended March 30, 2001, respectively.

Supplemental Cash Flow Information Cash paid for interest was $14.3 million and $20.7 million for the six months ended March 31, 2002 and 2001, respectively. Net income tax payments (refunds) for the six months ended March 31, 2002 and 2001 were $(6.5) million and $2.5 million, respectively.

Recent Accounting Standards In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(Continued)
(unaudited)

intangible assets will be evaluated against these new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company will adopt the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 as of the beginning of fiscal 2003. However, SFAS 142 is immediately applicable to any goodwill and intangible assets the Company may acquire after June 30, 2001. Upon adoption, the Company will cease amortizing goodwill against its results of operations, reducing annual amortization expense by approximately $285 million. The Company is evaluating the full impact of adopting the new standards. In addition, impairment reviews may result in charges against earnings to write down the value of goodwill.

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

The refundable deposit, currently held by a wafer supplier under an agreement for foundry capacity, is classified as a current asset as of March 31, 2002 because the Company expects the supplier to repay this deposit during fiscal 2002. The refundable deposit was included in other assets at September 30, 2001.

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2002	2001

Raw materials	$7,678	$10,727

Work-in-process	65,937	100,012

Finished goods	25,808	11,658

	$99,423	$122,397

3.	Contingent Liabilities

Claims have been asserted against the Company alleging the use of the intellectual property rights of others in certain of the Company’s products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the resolution of such claims through arbitration or litigation. In connection with its spin-off from Rockwell International Corporation, now named Rockwell Automation, Inc. (Rockwell), the Company assumed responsibility for all contingent liabilities and current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell.

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(unaudited)

4.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three months and six months ended March 31, 2002 and 2001 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,

	2002	2001	2002	2001

Net loss	$(200,702)	$(262,011)	$(405,192)	$(461,587)

Other comprehensive loss:

Foreign currency translation adjustments	(6,001)	(8,097)	(8,450)	(16,369)

Change in unrealized gains on available-for-sale securities	(1,731)	(1,998)	(2,866)	(52,566)

Change in unrealized gains on forward exchange contracts	153	220	43	291

Effect of income taxes	754	756	1,251	20,168

Other comprehensive loss	(6,825)	(9,119)	(10,022)	(48,476)

Comprehensive loss	$(207,527)	$(271,130)	$(415,214)	$(510,063)

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31,	September 30,
	2002	2001

Unrealized gains (losses) on available-for-sale securities, net of tax	$(24)	$1,591

Unrealized losses on forward exchange contracts	—	(43)

Foreign currency translation adjustments	(27,202)	(18,752)

Accumulated other comprehensive loss	$(27,226)	$(17,204)

5.	Special Charges

During the first six months of fiscal 2002, the Company recorded restructuring charges aggregating $4.7 million principally relating to additional workforce reductions and facility consolidation costs. The charges were based on the estimated cost of severance benefits for approximately 300 affected employees and lease cancellation and related costs. The actions reduced the Company’s workforce in both the Personal Networking and Mindspeed Technologies segments, including approximately 100 affected employees at our former El Paso, Texas board-level sub-assembly business. Activity and liability balances related to restructuring actions through March 31, 2002 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Restructuring balance, September 30, 2001	$6,095	$5,361	$11,456

Charged to costs and expenses	4,310	343	4,653

Cash payments	(6,190)	(1,465)	(7,655)

Non-cash costs	(322)	(287)	(609)

Restructuring balance, March 31, 2002	$3,893	$3,952	$7,845

A majority of the amounts accrued for these actions are expected to be paid within one year. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operations, and are not expected to significantly impact the Company’s liquidity.

During the first six months of fiscal 2002, the Company recorded an impairment charge of $13.0 million in the Personal Networking segment to write down the value of the goodwill related to its digital imaging business. The impairment resulted from the Company’s decision to exit the digital imaging business and the adoption of a plan to dispose of the related assets. Management evaluated the recoverability of the assets of the digital imaging business to determine if their value was impaired. The amount of the impairment charge was determined by comparing the assets’ estimated fair values, less costs to sell, to their carrying values. Management believes the assumptions used in estimating the fair values are reasonable and approximate the amounts that will be realized upon the ultimate sale or disposition of the related assets. The write-down established a new cost basis for the impaired assets. The Company also recorded impairment charges totaling $4.6 million associated with certain technology assets included in the Mindspeed Technologies segment that management had determined to abandon or sell.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(Continued)
(unaudited)

Special charges for the first six months of fiscal 2001 consisted of $12.2 million of costs related to the previously announced separation of the Mindspeed Technologies business from Conexant and $7.6 million for restructuring charges, principally related to workforce reductions.

6.	Sales of Assets

In March 2002, the Company and The Carlyle Group formed a new specialty foundry company called Jazz Semiconductor, in which Conexant owns a 45% equity interest and The Carlyle Group owns the remaining 55%. In the transaction, Conexant contributed its Newport Beach, California wafer fabrication operations and certain intellectual property to Jazz Semiconductor. In connection with this transaction, the Company received $19.3 million in cash and the 45% equity interest in Jazz Semiconductor, having an estimated fair value of $42.5 million. In addition to contributing its Newport Beach wafer fabrication operations (with a carrying value of approximately $43.2 million) and certain related assets and liabilities, the Company also issued to Jazz Semiconductor a warrant to purchase 2.9 million shares of Conexant common stock at a price of $13.05 per share (the fair market value on the date of grant of the warrant). The warrant had a fair value of $14.2 million, determined by an independent valuation specialist.

This transaction resulted in a $2.6 million gain, which represents the difference between the Company’s carrying value and the fair value of the net assets deemed to have been sold by the Company to Jazz Semiconductor. The Company will account for its investment in Jazz Semiconductor under the equity method of accounting.

The Company expects to purchase a substantial portion of its requirements for silicon-based semiconductor products from Jazz Semiconductor. During the first two years of the long-term supply arrangement with Jazz Semiconductor, the Company’s cost of wafers will be an amount which approximates its historical cost. Thereafter, the cost of wafers will be based on market prices. Additionally, the Company is obligated to purchase certain minimum annual volumes of wafers. In the event the Company’s actual wafer purchases are less than the required minimum volumes, it will be required to make additional payments to Jazz Semiconductor.

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

The Company evaluates segment performance based on segment operating income (loss) excluding amortization of intangible assets, special charges and stock compensation costs. Special charges excluded from segment operating income (loss) consist of restructuring charges, asset impairments and separation costs incurred in connection with the proposed separation of the broadband access and Mindspeed Technologies businesses.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(Continued)
(unaudited)

The tables below present information about reportable segments (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,

	2002	2001	2002	2001

Net revenues:

Personal Networking	$222,013	$169,718	$437,354	$414,174

Mindspeed Technologies	19,018	81,285	33,196	247,190

Segment totals	$241,031	$251,003	$470,550	$661,364

Operating loss:

Personal Networking	$(30,241)	$(213,090)	$(76,052)	$(319,442)

Mindspeed Technologies	(50,604)	(86,476)	(106,232)	(62,793)

Segment totals	(80,845)	(299,566)	(182,284)	(382,235)

Amortization of intangible assets	90,095	84,040	179,702	166,344

Special charges	21,384	11,848	22,384	19,775

Stock compensation	452	2,219	2,779	4,706

Operating loss	$(192,776)	$(397,673)	$(387,149)	$(573,060)

Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,

	2002	2001	2002	2001

Americas	$36,441	$87,075	$65,318	$246,041

Europe, Middle East and Africa	31,222	32,620	51,172	93,437

Japan	12,444	10,956	25,756	37,288

Asia-Pacific	160,924	120,352	328,304	284,598

	$241,031	$251,003	$470,550	$661,364

For the six months ended March 31, 2002, one customer accounted for 20% of net revenues; no customer accounted for 10% or more of the Company’s net revenues for the six months ended March 31, 2001.

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

Our Personal Networking business designs, develops and sells semiconductor system solutions for wireless communications and broadband access applications. Our wireless communications products are comprised of components, subsystems, and system-level semiconductor solutions for wireless voice and data applications supporting the world’s most widely-adopted wireless standards, including code division multiple access (CDMA), time division multiple access (TDMA) and global system for mobile communications (GSM). Our wireless communications products include power amplifier modules, radio frequency components and subsystems, and complete cellular systems for digital cellular handsets and base stations as well as advanced mobile terminals that support next-generation multimedia and high-speed web browsing. Our broadband access products include semiconductor solutions that connect personal access products such as set-top boxes, residential gateways, personal computers (PCs) and game consoles to voice, video and data processing services over broadband connections and our foundation analog communication products such as PC data and fax modems.

Mindspeed Technologies designs, develops and sells semiconductor networking solutions that facilitate the aggregation, transmission and switching of data, video and voice from the edge of the Internet to linked metropolitan area networks and long-haul networks. Mindspeed Technologies’ products, ranging from physical-layer devices to higher layer network processors, are sold to infrastructure original equipment manufacturers (OEMs) and can be classified into two general categories: wide area network (WAN) access products and WAN transport products. WAN access products include multi-service access gateway solutions, including voice-over-Internet protocol, and a broad family of multi-megabit digital subscriber line (DSL) products that are used in a variety of network access platforms such as remote access concentrators, voice gateways, digital loop carriers, DSL access multiplexers and integrated access devices. WAN transport products include T/E carrier, asynchronous transfer mode (ATM), and synchronous optical networking (SONET)/synchronous digital hierarchy (SDH) transceivers, switch products, network processors and software subsystems. Our customers use these solutions in a variety of network equipment, including high-speed routers, ATM switches, optical switches, add-drop multiplexers, digital cross-connect systems and dense wave division multiplexer equipment.

We market and sell our semiconductor products and system solutions directly to leading OEMs of communication electronics products and third-party electronic manufacturing service providers, and indirectly through electronic components distributors. Sales to distributors accounted for approximately 15% of net revenues in the first six months of fiscal 2002. One customer accounted for 20% of our net revenues in the first six months of fiscal 2002; no other customer accounted for 10% or more of our net revenues for the period. Our top 20 customers accounted for 72% of net revenues for the first six months of fiscal 2002. Revenues derived from customers located in the Americas, Europe, Japan and the Asia-Pacific region were 14%, 11%, 5% and 70%, respectively, of our net revenues for the first six months of fiscal 2002. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Newport Foundry Joint Venture

In March 2002, we and The Carlyle Group formed a new specialty foundry company called Jazz Semiconductor, in which we own a 45% equity interest. We contributed our Newport Beach, California wafer fabrication operations, certain intellectual property, and related assets and liabilities to Jazz Semiconductor. We also issued to Jazz Semiconductor a warrant to purchase 2.9 million shares of Conexant common stock (at a price of $13.05 per share). In connection with this transaction, we received $19.3 million in cash and the 45% equity interest in the joint venture, having an estimated fair value of $42.5 million. We recognized a $2.6 million gain on the transaction.

We expect to purchase a substantial portion of our requirements for silicon-based semiconductor products from Jazz Semiconductor. We entered into a long-term supply arrangement with Jazz Semiconductor under which the joint venture will provide capacity to meet a portion of our requirements for CMOS and specialty-process wafer fabrication services and we agreed to purchase certain minimum annual volumes of wafers during the first three years of the supply agreement.

Spin-off and Merger of Wireless Communications Business

On December 16, 2001, we entered into agreements with Washington Sub, Inc. (Washington), currently a wholly-owned subsidiary of ours, and Alpha Industries, Inc. (Alpha), a provider of radio frequency (RF) and microwave integrated circuit products and solutions principally for wireless communications. Under the agreements, we will contribute to Washington our wireless communications business, including our Newbury Park, California gallium arsenide wafer fabrication facility, but excluding certain assets and liabilities, and will distribute all the outstanding shares of Washington to our shareholders (the Wireless Spin-off). Immediately thereafter, Washington will merge with and into Alpha, with Alpha as the surviving corporation (the Merger). Completion of the Wireless Spin-off and the Merger are subject to, among other things, regulatory approvals, a ruling by the Internal Revenue Service (IRS) that the Wireless Spin-off qualifies as tax-free and approval of the Merger by Alpha’s stockholders. Upon completion of the Merger, Alpha will purchase our semiconductor assembly and test facility, located in Mexicali, Mexico, and certain related assets, for $150 million. The waiting period for the Hart-Scott-Rodino Antitrust Improvements Act of 1976 terminated on January 29, 2002. We cannot assure you that the other regulatory approvals, the IRS ruling or the approval of the Merger by Alpha’s stockholders will be obtained, or that we will successfully complete the Wireless Spin-off and the Merger.

Separation of Mindspeed Technologies Business from Conexant

In September 2000, we announced a plan for the separation of our broadband access and Mindspeed Technologies businesses. Although current business conditions have delayed the separation, we remain committed to completing the separation as soon as business and market conditions permit. The separation is subject to receipt of a ruling from the IRS that the related spin-off will qualify as a tax-free distribution and may be subject to the approval of our shareholders. An IRS ruling has been received and although it is generally binding on the IRS, its continuing applicability will depend on the form of the separation transaction and the extent of intervening events between the date of the ruling and the separation. We cannot assure you that we will successfully complete the separation.

Results of Operations

We—like many of our customers and competitors—were adversely impacted throughout all of fiscal 2001 by a broad slowdown affecting the technology sector, including most of the communications electronics end-markets which our products address. Wireless communications net revenues for fiscal 2001 reflect a deterioration in the digital cellular handset market, as compared with fiscal 2000, which resulted from excess channel inventories due to a slowdown in demand for cellular phones and a slower transition to next-generation phones. In addition, sales of our broadband access products were affected by slower than anticipated deployment of broadband services by system providers. Moreover, weak consumer demand for PCs and related peripheral devices and satellite set-top boxes led to lower sales of our products for these applications as compared to prior year levels. Net revenues in our Mindspeed Technologies business were also significantly affected by slowing investment in communications network capacity expansion by Internet service providers (ISPs), competitive local exchange carriers (CLECs) and incumbent local exchange and inter-exchange carriers. In most cases, the effect of weakened end-customer demand was compounded by higher than normal levels of equipment and component inventories among our OEM, subcontractor and distributor customers.

During the first six months of fiscal 2002, our Personal Networking segment saw strong demand for our wireless communications product portfolio and improved demand in a number of the markets addressed by our broadband access products. Although a comparison of our consolidated quarterly results of operations on a year-over-year basis will remain unfavorable in the near term, the second quarter of fiscal 2002 represents the third consecutive quarter of sequential revenue growth in our wireless communications and broadband access businesses. Also during the second quarter of fiscal 2002, our Mindspeed Technologies segment achieved sequential revenue growth of 34% over the preceding quarter. For the third quarter of fiscal 2002, we expect sequential revenue growth of three to five percent from the immediately preceding quarter. We anticipate that our gross margin will continue to improve to approximately 38 percent and we expect a sequential improvement of 15% in the level of our pro forma operating loss in the third quarter of fiscal 2002.

Net Revenues

The following table summarizes our net revenues:

	Three months ended			Change from	Change from
				Dec. 2001	Mar. 2001
(in millions)	March 31, 2002	December 31, 2001	March 31, 2001	quarter	quarter

Net revenues:

Personal Networking:

Wireless communications	$95.1	$92.3	$56.3	3%	69%

Broadband access	126.9	123.0	113.4	3%	12%

Total Personal Networking	222.0	215.3	169.7	3%	31%

Mindspeed Technologies	19.0	14.2	81.3	34%	(77)%

	$241.0	$229.5	$251.0	5%	(4)%

As a percentage of net revenues:

Personal Networking:

Wireless communications	39%	40%	23%

Broadband access	53%	54%	45%

Total Personal Networking	92%	94%	68%

Mindspeed Technologies	8%	6%	32%

	100%	100%	100%

	Six months ended March 31,

	2002	2001	Change

Net revenues:

Personal Networking:

Wireless communications	$187.5	$140.2	34%

Broadband access	249.9	274.0	(9)%

Total Personal Networking	437.4	414.2	6%

Mindspeed Technologies	33.2	247.2	(87)%

	$470.6	$661.4	(29)%

As a percentage of net revenues:

Personal Networking:

Wireless communications	40%	21%

Broadband access	53%	42%

Total Personal Networking	93%	63%

Mindspeed Technologies	7%	37%

	100%	100%

Wireless Communications

Our wireless communications product revenues for the first six months of fiscal 2002, up 34% from the comparable period of fiscal 2001, reflect increased unit shipments of our global system for mobile communications (GSM) cellular system solutions. We also experienced increased demand for power amplifier modules for both CDMA and GSM applications. These revenue increases were partially offset by lower sales volume of 900MHz digital cordless telephone chipsets and by the impact of the sale of our global positioning system (GPS) business to SiRF Technology, Inc. in the third quarter of fiscal 2001.

In our second quarter—a period generally characterized by seasonally weak demand—we continued to experience strong demand across our major wireless communications product lines. As a result, in the fiscal 2002 second quarter we achieved a 3% increase in wireless communications revenues compared with the immediately preceding quarter, driven by market share gains in power amplifiers, strength in radio frequency subsystems, and record unit shipments of complete GSM general packet radio service (GPRS) cellular system solutions.

Broadband Access

Our broadband access product revenues for the first six months of fiscal 2002 were 9% lower than the comparable period of fiscal 2001. The decline reflects relatively weaker end-market demand for personal access products such as set-top boxes, PCs, game consoles and fax machines compared with the same period in fiscal 2001. Consequently, our broadband access net revenues for the first six months of fiscal 2002 reflect lower unit shipments of our analog dial-up modems and our satellite set-top box tuners and demodulators. These declines were partially offset by higher sales of media processing products, including our broadcast video encoder/decoder and set-top box MPEG 2 solutions.

While revenue comparisons on a year-over-year basis remain unfavorable, our broadband access revenues for the fiscal 2002 second quarter increased 3% over the immediately preceding quarter—the third consecutive quarter of sequential revenue growth—driven by sustained demand for our PC data and fax modems, and increased demand for digital media gateway products, including asymmetric digital subscriber line (ADSL) and cable modems, as well as set-top box and home networking solutions.

Mindspeed Technologies

Since the second quarter of fiscal 2001, net revenues for Mindspeed Technologies have been impacted by the sharply lower demand for network equipment which has affected us, our customers and our competitors. ISPs and CLECs have dramatically reduced their investment in network capacity expansion as their business models failed to generate sufficient cash flow. Incumbent local exchange carriers and inter-exchange carriers have also reduced their capital spending. Demand has been further affected by higher-than-normal levels of equipment and component inventories among many OEM, subcontractor and distributor customers. As a result, Mindspeed Technologies net revenues for the first six months of fiscal 2002 compared with the comparable fiscal 2001 period reflect lower sales volume across the majority of our WAN access and WAN transport products, including multi-service access processors, multi-megabit DSL and optical networking physical media devices, and transceivers.

In the fiscal 2002 second quarter, net revenues for Mindspeed Technologies showed sequential revenue growth of 34% over the immediately preceding quarter. While revenue growth was strongest among our WAN transport product lines, we experienced revenue growth across each of our key access product families.

Gross Margin

	Three months ended			Change from	Change from
				Dec. 2001	Mar. 2001
(in millions)	March 31, 2002	December 31, 2001	March 31, 2001	Quarter	Quarter

Gross margin	$87.6	$63.5	$(83.2)	38%	nm

Percent of net revenues	36%	28%	(33)%

	Six months ended March 31,

	2002	2001	Change

Gross margin	$151.1	$30.6	394%

Percent of net revenues	32%	5%

nm = not meaningful

Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs, warranties and sustaining engineering expenses pertaining to products sold. During the first six months of fiscal 2002 our gross margin continued to be adversely affected by the impact of lower revenues (down 29% from the comparable period of fiscal 2001) on a base of relatively fixed manufacturing support costs, which was partially offset by lower depreciation expense as a result of the write-down of manufacturing assets in fiscal 2001. Gross margins for the second quarter and first six months of fiscal 2001 included inventory write-downs of approximately $148.6 million and $206.1 million, respectively.

When compared with the immediately preceding quarter, our gross margins for the second quarter of fiscal 2002 improved from 28% to 36% of net revenues, reflecting increased quarterly sales and higher utilization of our manufacturing capacity. Gross margins for the first six months of fiscal 2002 were adversely impacted by provisions for excess and obsolete inventories of $11.8 million and additional warranty costs of $14.0 million. The effect of these charges was partially offset by the sale of approximately $32.8 million of inventories that we had written down to a zero cost basis during fiscal year 2001.

The inventory write-downs we recorded in the first six months of fiscal 2001 resulted from the sharply reduced end-customer demand for PCs, Internet infrastructure equipment and digital cellular handsets during that period. As a result of these market conditions, we experienced a significant number of order cancellations and a decline in the volume of new orders beginning in the fiscal 2001 first quarter, and becoming more pronounced in the second quarter. We assess the recoverability of inventories through an on-going review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

As of March 31, 2002, we continue to hold inventories with an original cost of approximately $138.8 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

We base our assessment of the recoverability of our inventories, and the amounts of any write-downs, on currently available information and assumptions about future demand and market conditions. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

We expect to purchase a substantial portion of our requirements for silicon-based semiconductor products from Jazz Semiconductor. During the first two years of the long-term supply arrangement with Jazz Semiconductor, our cost of wafers will be an amount which approximates our historical cost. Thereafter, our cost of wafers will be based on market prices. Additionally, we are obligated to purchase certain minimum annual volumes of wafers. In the event our actual wafer purchases are less than the required minimum volumes, we will be required to make additional payments to Jazz Semiconductor, which would adversely affect our gross margin.

Research and Development

	Three months ended March 31,			Six months ended March 31,

(in millions)	2002	Change	2001	2002	Change	2001

Research and development	$114.9	(11)%	$128.9	$226.5	(8)%	$247.4

Percent of net revenues	48%		51%	48%		37%

Our research and development (R&D) expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices and design and test tool costs. Our R&D expenses also include the costs for advanced semiconductor process development, design automation and advanced package development for the benefit of each of our businesses. The decreases in R&D expenses for the second quarter and first six months of fiscal 2002 compared to the similar periods of fiscal 2001 primarily reflect lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions initiated during fiscal 2001.

Selling, General and Administrative

	Three months ended March 31,			Six months ended March 31,

(in millions)	2002	Change	2001	2002	Change	2001

Selling, general and administrative	$54.0	(40)%	$89.7	$109.7	(36)%	$170.1

Percent of net revenues	22%		36%	23%		26%

Our selling, general and administrative (SG&A) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, real estate, information systems, customer service, sales, marketing, field application engineering and other services. The decreases in SG&A expenses for the second quarter and first six months of fiscal 2002 compared to the similar periods of fiscal 2001 primarily reflect lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions initiated during fiscal 2001 and lower provisions for uncollectible accounts receivable.

Amortization of Intangible Assets

	Three months ended March 31,			Six months ended March 31,

(in millions)	2002	Change	2001	2002	Change	2001

Amortization of intangible assets	$90.1	7%	$84.0	$179.7	8%	$166.3

The higher amortization expenses in the second quarter and first six months of fiscal 2002 primarily resulted from the additional consideration paid subsequent to March 2001 in connection with certain of our fiscal 2000 business acquisitions. The value of the additional consideration paid was added to the recorded amounts of goodwill, and is amortized over the remainder of the original estimated lives of the goodwill.

Under the recently issued Statement of Financial Accounting Standards No. 142, which we will adopt in the first quarter of fiscal 2003, we will cease amortizing goodwill against our results of operations, reducing annual amortization expense by approximately $285 million. However, we will be required to evaluate goodwill at least annually for impairment, and to write down the value of goodwill—with a charge against our results of operations—when the recorded value of goodwill exceeds its estimated fair value.

Special Charges

During the first six months of fiscal 2002, we recorded restructuring charges aggregating $4.7 million principally relating to additional workforce reductions and facility consolidation costs. The charges were based on the estimated cost of severance benefits for approximately 300 affected employees and lease cancellation and related costs. The actions reduced our workforce in both our Mindspeed Technologies and Personal Networking segments, including approximately 100 affected employees at our former El Paso, Texas board-level sub-assembly business. Activity and liability balances related to restructuring actions through March 31, 2002 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Restructuring balance, September 30, 2001	$6,095	$5,361	$11,456

Charged to costs and expenses	4,310	343	4,653

Cash payments	(6,190)	(1,465)	(7,655)

Non-cash costs	(322)	(287)	(609)

Restructuring balance, March 31, 2002	$3,893	$3,952	$7,845

We expect to pay a majority of the amounts accrued for these actions within one year. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operations, and are not expected to significantly impact our liquidity. We anticipate that these actions, when fully implemented, will result in a cost savings of approximately $20 million annually.

During the first six months of fiscal 2002, we recorded an impairment charge of $13.0 million to write down the value of the goodwill related to our digital imaging business. The impairment resulted from our decision to exit the digital imaging business and our adoption of a plan to dispose of the related assets. We evaluated the recoverability of the digital imaging assets to determine if the value of the assets was impaired. We determined the amount of the impairment charge by comparing the assets’ estimated fair values, less costs to sell, to their carrying values. We believe the assumptions used in estimating the fair values are reasonable and approximate the amounts that will be realized upon the ultimate sale or disposition of the related assets. The write-down established a new cost basis for the impaired assets. We also recorded impairment charges aggregating $4.6 million associated with certain technology assets in the Mindspeed Technologies segment that management determined to abandon or sell.

Special charges for the first six months of fiscal 2001 consisted of $12.2 million of costs related to the previously announced separation of our Mindspeed Technologies business from Conexant and $7.6 million for restructuring charges, principally related to workforce reductions.

Debt Conversion Costs

In the first quarter of fiscal 2001, approximately $255.1 million principal amount of our 4-1/4% Convertible Subordinated Notes due 2006 were converted into approximately 11.0 million shares of our common stock, at a cost of $42.6 million.

Other Expense, Net

	Three months ended March 31,			Six months ended March 31,

(in millions)	2002	Change	2001	2002	Change	2001

Other expense, net	$(6.8)	566%	$(1.0)	$(15.9)	196%	$(5.4)

Other expense, net for the first six months of fiscal 2002 is comprised primarily of interest expense on our convertible subordinated notes and $7.7 million of write-offs of certain non-marketable investments (including $2.0 million in the fiscal 2002 second quarter), which we determined to be permanently impaired, partially offset by interest income on invested cash balances and gains on sales of assets.

Other expense, net for the first six months of fiscal 2001 is comprised primarily of a $5.0 million write-off of certain non-marketable investments, which we determined to be permanently impaired, and net interest expense.

Provision (Benefit) for Income Taxes

As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the additional income tax benefits which arose during the first six months of fiscal 2002 will not be realized. Consequently, we have not recognized any income tax benefits relating to our fiscal 2002 operating loss. Our provision for income taxes for the second quarter and first six months of fiscal 2002 consists of foreign income taxes incurred by certain of our subsidiaries. For the first six months of fiscal 2001, we recorded an income tax benefit of $152.2 million (24.5% of pretax loss), which reflects our net loss and the impact of non-deductible debt conversion costs and amortization of intangible assets.

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

Pro Forma Earnings

Pro forma loss before extraordinary item and pro forma loss per share before extraordinary item exclude the amortization of intangible assets, special charges, stock compensation and certain non-operating gains and losses. We believe these measures of earnings provide a better understanding of our underlying operating results and we use these measures internally to evaluate our operating performance. These measures of earnings are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from pro forma measures used by other companies.

Pro forma loss before extraordinary item and pro forma loss per share before extraordinary item are calculated as follows:

	Three months ended		Six months ended
	March 31,		March 31,

(in thousands, except per share data)	2002	2001	2002	2001

Loss before extraordinary item	$(200,702)	$(262,011)	$(405,192)	$(468,871)

Amortization of intangible assets	90,095	84,040	179,702	166,344

Special charges	21,384	11,848	22,384	19,775

Stock compensation	452	2,219	2,779	4,706

Equity in losses of equity method investees	1,113	—	1,862	—

Gains on sales of assets	(2,613)	—	(5,150)	—

Write-down of investments	2,000	—	7,675	5,000

Debt conversion costs	—	—	—	42,584

Income taxes	—	(23,550)	—	(14,409)

Pro forma loss before extraordinary item	$(88,271)	$(187,454)	$(195,940)	$(244,871)

Pro forma loss per share before extraordinary item, basic and diluted	$(0.34)	$(0.77)	$(0.77)	$(1.02)

Shares used in per share computation	256,135	243,515	255,249	239,813

Special charges excluded from our pro forma results consist of asset impairments, restructuring charges and separation costs incurred in connection with the proposed separation of our broadband access and Mindspeed Technologies businesses. Pro forma results also exclude stock compensation costs, representing the amortization of the value of certain stock options we assumed in connection with business acquisitions and the incremental cost that results from the use of variable, rather than fixed, accounting for a stock-based incentive compensation plan. Under variable accounting, the amount of compensation expense we recognize for awards under the plan will fluctuate over time based upon changes in the value of our common stock. Non-operating gains and losses excluded from pro forma results consist of our equity in the losses of investments accounted for under the equity method, gains on sales of assets, the write-down of certain non-marketable investments and debt conversion costs. For the first six months of fiscal 2001, the pro forma results reflect an income tax benefit based upon a 36% effective tax rate.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $30.5 million during the first six months of fiscal 2002. Cash used in operating activities was $105.5 million for the fiscal 2002 period, compared to cash used in operating activities of $178.5 million for the comparable period in fiscal 2001. Operating cash flows reflect our net loss of $405.2 million offset by noncash charges (depreciation and amortization and other) of $267.1 million, and a net decrease in the non-cash components of working capital of $32.6 million.

The fiscal 2002 working capital decreases include a $26.9 million decrease in accounts receivable, principally due to our aggressive accounts receivable collection efforts, a $22.8 million increase in accounts payable and a $3.7 million decrease in inventories. These working capital changes were partially offset by a $10.1 million decrease in deferred revenues due to lower inventory levels at our major distributors and changes in other assets and liabilities totaling $10.9 million.

Cash provided by investing activities of $64.7 million for the first six months of fiscal 2002 includes proceeds from net sales of marketable securities of $49.3 million and proceeds from the sale of assets of $41.7 million. Capital expenditures were $19.5 million, reflecting implementation of our cost reduction initiatives. Other investing activities included equity investments of $4.1 million and the payment of $2.7 million of contingent consideration for a business acquired in fiscal 2000. Cash used in investing activities during the first six months of fiscal 2001 consisted of net purchases of marketable securities of $253.7 million, capital expenditures of $118.8 million, and payments for investments, advances and acquisitions totaling $101.6 million.

Cash provided by financing activities of $10.2 million during the first six months of fiscal 2002 consisted of proceeds from the exercise of stock options. In the first six months of fiscal 2001, cash used in financing activities consisted of $65.0 million paid in connection with the conversion and repurchase of a portion of our convertible subordinated notes, offset by $10.6 million in proceeds from the exercise of stock options.

Our principal sources of liquidity are our existing cash reserves and available-for-sale marketable securities and cash generated from operations. In addition, we expect the repayment of a refundable deposit, currently held by a vendor, will provide us an additional $150 million of liquidity in the middle of calendar 2002. Combined cash and cash equivalents and marketable securities at March 31, 2002 totaled $260.1 million compared to $338.9 million at September 30, 2001. Our working capital at March 31, 2002 was $455.2 million compared to $442.4 million at September 30, 2001. The overall working capital change principally reflects the reclassification of the refundable deposit to current assets, offset by cash used in operations and cash payments for capital expenditures and investments.

Upon completion of the Merger, Alpha will purchase our semiconductor assembly and test facility, located in Mexicali, Mexico, and certain related assets, for $150 million. We expect that Alpha will pay the purchase price by delivering to us a short-term promissory note under which 50% of the principal will be payable six months after the closing date, with the remainder payable nine months after the closing date. The note will bear interest at specified rates and will be secured by all current and future assets of Alpha and its subsidiaries, including the stock of Alpha’s subsidiaries. We cannot assure you that this transaction will be completed.

While the dramatic changes in end-user demand from the levels we experienced in fiscal 2000 and the continued high levels of channel inventories have reduced visibility into future demand, we expect that these and other factors will continue to affect our revenues in fiscal 2002. The reduced level of revenues in relation to our operating costs—including our continued substantial investment in research and development—will adversely affect our results of operations. Consequently, we anticipate that we will continue to experience negative cash flows from operations in the near term. During fiscal 2001 and 2002, we implemented a number of expense reduction initiatives, including workforce reductions, temporary shutdowns of our manufacturing facilities, the consolidation of certain facilities and salary reductions of 10% for senior management. We have also reduced our planned capital expenditures based upon our current revenue outlook.

We believe that our existing sources of liquidity, together with anticipated cash flows from the return of a refundable deposit and cash expected to be generated from operations will be sufficient to fund our operations, research and development efforts and anticipated capital expenditures for at least the next twelve months. Although reduced capital expenditures are a key component of our realigned manufacturing and procurement strategy, we will need to continue a focused program of capital expenditures to sustain our current manufacturing capabilities and to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund renewed capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Recent Accounting Standards

See Note 1 of Notes to Consolidated Condensed Financial Statements.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our combined financial statements are those relating to allowances for doubtful accounts, inventories, long-lived assets, income taxes, warranties, restructuring costs and other contingencies. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

Inventories

We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than our estimates, additional inventory write-downs may be required.

Impairment of long-lived assets

Long-lived assets, including fixed assets, goodwill and intangible assets, are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Deferred income taxes

We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly. We record a valuation allowance to reduce our deferred tax assets to the net amount that is more likely than not to be realized. Our assessment of the need for a valuation allowance is based upon our expectations of future taxable income and the ongoing prudent and feasible tax planning strategies available to us. Should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. Likewise, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

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

Our net revenues for the first six months of fiscal 2002 were $470.6 million compared to $661.4 million for first six months of fiscal 2001 due to sharply reduced end-customer demand in many of the communications electronics end-markets which our products address. We incurred a net loss of $405.2 million in the first six months of fiscal 2002 and a net loss of $1.4 billion for fiscal 2001.

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

During the late 1990’s and extending into 2000, the semiconductor industry in general, and communications applications in particular, enjoyed unprecedented growth, benefiting from the rapid expansion of the Internet and other communication services worldwide. During fiscal 2001 and 2002, we—like many of our customers and competitors—have been adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our communications semiconductor products and system solutions. The impact of weakened end-customer demand has been compounded by higher-than-normal levels of equipment and component inventories among our OEM, subcontractor and distributor customers. As a result of this sharply reduced demand across our product portfolio, we recorded $245.1 million of inventory write-downs in fiscal 2001. We expect that reduced levels of end-customer demand, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term.

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

Demand for our products in each of the communications electronics end-markets which we address is subject to a unique set of factors, and a downturn in demand affecting one market may be more pronounced, or last longer, than a downturn affecting another of our markets. In particular, demand for the products sold by our Mindspeed Technologies business, which are incorporated into telecommunications and data communications infrastructure equipment, is recovering more slowly than demand for products offered by our Personal Networking business, which are ultimately sold to individual consumers in products such as PCs and digital cellular handsets.

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

Our products are not sold directly to the end-user but are components of other products. As a result, we rely on OEMs of communications electronics products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins” from OEMs, we would be unable to sell our products. Once an OEM designs another supplier’s semiconductors into one of its product platforms, it will be more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products if, for example, its own products are not commercially successful. We may be unable to achieve design wins or to convert design wins into actual sales.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors, some of whom have rights to return unsold products to us. Sales to distributors accounted for approximately 22% and 15% of our net revenues for fiscal 2001 and the first six months of fiscal 2002, respectively. We routinely purchase and manufacture inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

During fiscal 2001, the communications electronics markets which we address were characterized by dramatic decreases in end-user demand and continued high levels of channel inventories that reduced visibility into future demand for our products. We expect that these and other factors will continue to affect our revenues in the near term. As a result of sharply reduced demand across our product portfolio, we recorded $245.1 million of inventory write-downs in fiscal 2001.

We currently are, and increasingly will be, dependent upon third parties for the manufacture, assembly and test of our products.

In March 2002 we contributed our Newport Beach wafer fabrication operations to Jazz Semiconductor, a joint venture in which we hold 45% ownership. As a result of this transaction, we are now dependent upon third parties, including Jazz Semiconductor, for the manufacture of all CMOS wafers used in our products. Moreover, upon completion of the Wireless Spin-off, we will contribute to Washington our Newbury Park gallium arsenide wafer fabrication facility. Upon completion of the Wireless Spin-off and Merger, we will be entirely dependent upon outside wafer fabrication facilities (known as foundries), including Jazz Semiconductor and Alpha, for wafer fabrication services. Under this fabless business model, our long-term revenue growth will be dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. During times when the semiconductor industry is experiencing a shortage of wafer fabrication capacity, we may experience delays in shipments or increased manufacturing costs.

There are significant risks associated with our reliance on third-party foundries, including:

•	the lack of ensured wafer supply, potential wafer shortages and higher wafer prices;

•	limited control over delivery schedules, manufacturing yields, production costs and product quality; and

•	the unavailability of, or delays in obtaining, access to key process technologies.

We have entered into long-term supply arrangements with major foundry partners, including Jazz Semiconductor, to obtain external wafer manufacturing capacity. In connection with the Wireless Spin-off and the Merger, we will also enter into a supply agreement with Alpha for the supply of specialty-process wafer fabrication services. However, these and other third-party foundries we use may allocate their limited capacity to fulfill their internal production requirements or the production requirements of other customers that are larger and better financed than we. If we choose to use a new foundry, it typically takes several months to complete the qualification process before we can begin shipping products from the new foundry. The foundries we use may experience financial difficulties or suffer damage or destruction to their facilities, particularly since many of them are located in earthquake zones. If these events or any other disruption of wafer fabrication capacity occur, we may not have a second manufacturing source immediately available. We may therefore experience difficulties or delays in securing an adequate supply of our products on favorable terms, or at all, which could impair our ability to meet our customers’ needs and have a material adverse effect on our operating results.

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

Currently, third-party subcontractors also assemble and test a substantial portion of our products. Moreover, upon completion of the Wireless Spin-off and the Merger, Alpha will purchase our Mexicali, Mexico assembly and test facility. As a result, we will no longer have internal assembly and test facilities and it will be necessary for us to obtain assembly and test services from third-party subcontractors, including Alpha. Because we rely on others to assemble and test our products, we are subject to many of the same risks as are described above with respect to independent wafer fabrication facilities.

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

Our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities or those of our subcontractors. These disruptions may include labor strikes, work stoppages, electrical power outages, fire, earthquake, flooding or other natural disasters. Certain of our manufacturing facilities are located near major earthquake fault lines, including our California and Mexico facilities. We maintain no earthquake insurance coverage on these facilities. Disruptions of our or our subcontractors’ manufacturing operations could cause significant delays in shipments until we could shift the products from an affected facility or subcontractor to another facility or subcontractor.

In the event of these types of delays, we cannot assure you that the required alternate capacity, particularly wafer production capacity, would be available on a timely basis or at all. Even if alternate wafer production capacity is available, we may not be able to obtain it on favorable terms, which could result in a loss of customers. We may be unable to obtain sufficient manufacturing capacity to meet demand.

Due to the highly specialized nature of the gallium arsenide semiconductor manufacturing process, in the event of a disruption at our Newbury Park, California wafer fabrication facility, alternate gallium arsenide production capacity would not be readily available from third-party sources. Although we have a multi-year agreement with another foundry that guarantees us access to additional gallium arsenide wafer production capacity, a disruption of operations at our Newbury Park wafer fabrication facility or an interruption in the supply of epitaxial wafers used in the gallium arsenide process could have a material adverse effect on our business, financial condition and results of operations, particularly with respect to our wireless communications products.

Other wafer manufacturing processes we rely on, including the silicon germanium process, are also highly specialized. In the event of a disruption at Jazz Semiconductor, we may be required to seek alternate specialty-process production capacity from other third-party sources. These processes are available from a limited number of third-party sources, including a foundry partner to whom we recently licensed our silicon germanium process technology. We cannot assure you that we would be able to obtain adequate external specialty-process wafer manufacturing capacity on favorable terms, or at all.

We may not be able to achieve manufacturing yields that contribute positively to our gross margin and profitability.

Our operating results are highly dependent upon our ability to produce integrated circuits at acceptable manufacturing yields. Minor deviations in the manufacturing process can cause substantial manufacturing yield loss, and in some cases, cause production to be suspended. Manufacturing yields for new products initially tend to be lower as we complete product development and commence volume manufacturing, and will typically increase as we ramp to full production. Our forward product pricing includes this assumption of improving manufacturing yields and, as a result, material variances between projected and actual manufacturing yields have a direct effect on our gross margin and profitability. The difficulty of forecasting manufacturing yields accurately and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by the ever-increasing process complexity of manufacturing semiconductor products. We also face pressures arising from the compression of product life cycles which requires us to bring new products to market faster and for shorter periods while maintaining acceptable manufacturing yields and quality without, in many cases, reaching the longer-term, high-volume manufacturing conducive to higher manufacturing yields and declining costs.

We are dependent upon adequate supplies of raw materials and components.

We believe there are adequate sources for the supply of raw materials and components for the manufacture of our products with suppliers located around the world. We are currently dependent on two suppliers for epitaxial wafers used in the gallium arsenide semiconductor manufacturing processes at our Newbury Park facility. Although in the past the number of qualified alternative suppliers for wafers has been limited and the process of qualifying a new wafer supplier has required a substantial lead-time, more epitaxial wafer capacity has recently become available and the supplier qualification process has become less lengthy and complex. Nevertheless, while we historically have not experienced any significant difficulties in obtaining an adequate supply of raw materials, including epitaxial wafers, and components necessary for the manufacture of our products, we cannot assure you that a significant supplier may not be lost or that a supplier may be unable to meet performance and quality specifications or delivery schedules.

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

For fiscal 2001 and the first six months of fiscal 2002, approximately 71% and 89% of our net revenues, respectively, were from customers located outside the United States, primarily in the Asia-Pacific and European countries. In addition, we have facilities and suppliers located outside the United States, including our assembly and test facility in Mexicali, Mexico and third-party foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

Our past operating performance has been impacted by adverse economic conditions in the Asia-Pacific region, which have increased the uncertainty with respect to the long-term viability of certain of our customers and suppliers in the region. Sales to customers in Japan and other countries in the Asia-Pacific region, principally Taiwan, South Korea and Hong Kong, represented approximately 56% and 75% of our net revenues in fiscal 2001 and the first six months of fiscal 2002, respectively.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. Any litigation to determine the validity of claims that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling we could be required to:

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

In connection with our spin-off from Rockwell, we assumed all liabilities in respect of environmental matters related to our current and former operations. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us. In addition, we are engaged in remediations of groundwater contamination at our Newbury Park, California wafer fabrication facility and our former Newport Beach, California wafer fabrication facility. We currently estimate the remaining costs for these remediations to be approximately $3.4 million and have accrued for these costs as of March 31, 2002.

Our management team is subject to a variety of demands for its attention.

Our management currently faces a variety of challenges, including the implementation of our strategic manufacturing realignment, the implementation of our expense reduction and restructuring initiatives, the Wireless Spin-off and the Merger, and the anticipated separation of our broadband access and Mindspeed Technologies businesses. While we believe that we have sufficient management resources to execute each of these initiatives, we cannot assure you that we will have these resources or that our initiatives will be successfully implemented.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2002, the carrying value of our cash and cash equivalents approximates fair value.

Our marketable debt securities (consisting of commercial paper, corporate bonds and government securities) principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale. As of March 31, 2002, unrealized gains and losses on these securities included in accumulated other comprehensive income were not significant.

Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our investments and long-term debt as of March 31, 2002:

(in millions)	Carrying Value	Fair Value

Cash and cash equivalents	$151.8	$151.8

Marketable debt securities	108.3	108.3

Long-term debt	709.8	475.1

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

At March 31, 2002, we held foreign currency forward exchange contracts (to sell Japanese yen at specified rates) having an aggregate notional amount of approximately 93.0 million yen, at a notional weighted-average exchange rate of approximately 133.35 yen to one dollar. The net unrealized gain/loss on the forward contracts outstanding at March 31, 2002 was not material to our consolidated financial statements.

Based on our overall currency rate exposure at March 31, 2002, a 10 percent change in currency rates would not have a significant effect on our consolidated financial position, results of operations or cash flows.

PART II.      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

On May 30, 1997, Klaus Holtz filed suit against Rockwell in the U.S. District Court for the Northern District of California for patent infringement relating to our modem products utilizing the V.42bis standard for data compression. On September 30, 1998, the Court barred any alleged damages arising before May 30, 1997. On December 17, 1998, the Court issued an order construing the claims of the patent. We filed a motion for Summary Judgment of Non-Infringement on February 22, 1999. A hearing was held thereon on June 14, 1999. On October 25, 1999, the Court found in our favor and the case was dismissed. On July 10, 2000, the District Court granted our motion to declare the case an exceptional case under 35 U.S.C. 285, and awarded us $250,000. Mr. Holtz filed a notice of appeal to the court of appeals for the Federal Circuit, challenging the District Court’s findings on claim construction, non-infringement and laches. We began collection efforts on the approximately $275,000 owed to us by Mr. Holtz as a result of the litigation so far. On August 22, 2000, Mr. Holtz filed for bankruptcy protection under Chapter 7 of the bankruptcy laws in the State of California. The Federal Circuit appeals were placed under the control of the trustee in bankruptcy, and were stayed pending resolution of the bankruptcy. In the bankruptcy proceeding, Klaus Holtz contended that his interest in the patent in suit was transferred to a third party, IP Holdings, and that the patent and the appeal were therefore not subject to disposition by the trustee. We subsequently reached a settlement agreement with the trustee and IP Holdings to resolve this matter. This agreement, which was contested by Mr. Holtz, was approved by the Bankruptcy Court over Mr. Holtz’ objection.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on February 27, 2002 in Los Angeles, California. At the meeting, the following matters were voted on by our shareholders and approved by the following votes:

			Votes
	Shares Voted	Shares Voted	Withheld/
	For	Against	Abstentions

Election of directors:

Richard M. Bressler	205,447,653	—	13,081,060

Ralph J. Cicerone	215,161,108	—	3,367,605

Proposal to approve amendments to the Directors Stock Plan	142,954,876	72,464,016	3,109,821

Proposal to approve the adoption by the Board of Directors of the 2001 Employee Stock Purchase Plan	205,550,365	10,837,303	2,141,045

Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors	212,755,683	4,086,477	1,686,553

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

2.1	Agreement and Plan of Reorganization dated as of December 16, 2001, as amended as of April 12, 2002, by and among the Company, Washington and Alpha (excluding exhibits)

10.1	Wafer Supply and Services Agreement dated as of March 30, 2002 by and between Specialtysemi, Inc. and the Company.*

12	Statement re: Computation of Ratios

*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K

Current Report on Form 8-K dated March 1, 2002, with respect to the Company’s announcement of a definitive agreement with The Carlyle Group for the formation of a specialty wafer foundry company (Items 5 and 7).

Current Report on Form 8-K dated March 15, 2002, with respect to the Company’s announcement of the completion of the formation of a new specialty wafer foundry company (Items 5 and 7).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)

Date: May 13, 2002	By	/s/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer Senior Vice President and Chief Financial Officer (principal financial officer)

Date: May 13, 2002	By	/s/ J. SCOTT BLOUIN J. Scott Blouin Senior Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization dated as of December 16, 2001, as amended as of April 12, 2002, by and among the Company, Washington and Alpha (excluding exhibits)

10.1	Wafer Supply and Services Agreement dated as of March 30, 2002 by and between Specialtysemi, Inc. and the Company.*

12	Statement re: Computation of Ratios

*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.