Form 10-Q
period 2002-06-28
CONEXANT SYSTEMS INC
filed 2002-08-12
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002*

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

Number of shares of registrant’s common stock outstanding as of July 26, 2002 was 264,187,085.

*	For presentation purposes of this Form 10-Q, references made to the June 30, 2002 period relate to the actual fiscal third quarter ended June 28, 2002.

CAUTIONARY STATEMENT

This Quarterly Report contains statements relating to future results of Conexant Systems, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products; demand for and market acceptance of new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability of manufacturing capacity and raw materials; pricing pressures and other competitive factors; changes in our product mix; fluctuations in manufacturing yields; product obsolescence; our ability to develop and implement new technologies and to obtain protection of the related intellectual property; the successful implementation of our expense reduction and restructuring initiatives; the successful separation of our Broadband Communications and Mindspeed Technologies™ businesses; our ability to attract and retain qualified personnel; the safety and security of our employees and of our facilities; and the uncertainties of litigation, as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Mindspeed Technologies™ is a trademark of Conexant Systems, Inc. Other brands, names and trademarks contained in this Quarterly Report are the property of their respective owners.

CONEXANT SYSTEMS, INC.

INDEX

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Condensed Balance Sheets – June 30, 2002 and September 30, 2001	4

	Consolidated Condensed Statements of Operations – Three Months and Nine Months Ended June 30, 2002 and 2001	5

	Consolidated Condensed Statements of Cash Flows – Nine Months Ended June 30, 2002 and 2001	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

PART II. OTHER INFORMATION

Item 2.	Changes in Securities	40

Item 6.	Exhibits and Reports on Form 8-K	41

	Signatures	42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONEXANT SYSTEMS, INC.

Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	June 30,	September 30,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$136,083	$182,260

Short-term investments	81,266	156,660

Refundable deposit	150,000	—

Receivables, net of allowance for doubtful accounts
of $12,635 and $15,000 at June 30, 2002
and September 30, 2001, respectively	68,516	92,931

Notes receivable from Skyworks	150,000	—

Inventories	53,756	85,014

Deferred income taxes	59,399	75,710

Other current assets	51,866	51,414

Current assets of discontinued operations	45,174	81,362

Total current assets	796,060	725,351

Property, plant and equipment, net	119,171	217,886

Goodwill and intangible assets, net	856,204	1,191,429

Deferred income taxes	203,076	183,444

Other assets	156,671	264,529

Non-current assets of discontinued operations	—	232,841

Total assets	$2,131,182	$2,815,480

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$132,269	$95,488

Deferred revenue	12,607	26,583

Accrued compensation and benefits	39,719	38,044

Other current liabilities	78,711	100,062

Current liabilities of discontinued operations	2,982	22,820

Total current liabilities	266,288	282,997

Convertible subordinated notes	681,825	709,849

Other liabilities	57,671	45,652

Non-current liabilities of discontinued operations	—	3,806

Total liabilities	1,005,784	1,042,304

Commitments and contingencies	—	—

Shareholders’ equity:

Preferred and junior preferred stock	—	—

Common stock, $1.00 par value: 1,000,000 shares
authorized; 263,732 and 253,900 shares issued at

June 30, 2002 and September 30, 2001, respectively	263,732	253,900

Additional paid-in capital	3,219,316	3,113,205

Accumulated deficit	(2,331,231)	(1,566,209)

Accumulated other comprehensive loss	(23,262)	(17,204)

Treasury stock, at cost: 41 shares at September 30, 2001	—	(1,807)

Unearned compensation	(3,157)	(8,709)

Total shareholders’ equity	1,125,398	1,773,176

Total liabilities and shareholders’ equity	$2,131,182	$2,815,480

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.

Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	$153,957	$157,836	$443,818	$704,099

Cost of goods sold	81,266	173,861	264,759	634,783

Gross margin	72,691	(16,025)	179,059	69,316

Operating expenses:

Research and development	82,669	90,557	245,351	281,591

Selling, general and administrative	40,963	63,377	128,623	199,406

Amortization of intangible assets	84,570	81,351	256,032	239,855

Special charges	133,447	345,835	155,766	363,764

Total operating expenses	341,649	581,120	785,772	1,084,616

Operating loss	(268,958)	(597,145)	(606,713)	(1,015,300)

Debt conversion costs	(10,435)	—	(10,435)	(42,584)

Other expense, net	(5,043)	(4,789)	(21,021)	(10,218)

Loss before income taxes	(284,436)	(601,934)	(638,169)	(1,068,102)

Provision (benefit) for income taxes	137	20	(2,009)	(106,352)

Loss from continuing operations	(284,573)	(601,954)	(636,160)	(961,750)

Loss from discontinued operations,

net of income taxes	(14,826)	(142,986)	(68,431)	(252,061)

Loss before extraordinary item	(299,399)	(744,940)	(704,591)	(1,213,811)

Extraordinary gain on extinguishment of debt,

net of income taxes of $4,426	—	—	—	7,284

Net loss	$(299,399)	$(744,940)	$(704,591)	$(1,206,527)

Loss per share, basic and diluted:

Continuing operations	$(1.09)	$(2.44)	$(2.48)	$(3.97)

Discontinued operations	(0.06)	(0.58)	(0.26)	(1.04)

Extraordinary item	—	—	—	0.03

Net loss	$(1.15)	$(3.02)	$(2.74)	$(4.98)

Number of shares used in per share computation	260,414	246,777	256,971	242,138

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.

Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended
	June 30,

	2002	2001

Cash flows from operating activities:

Loss from continuing operations	$(636,160)	$(961,750)

Adjustments to reconcile loss from continuing
operations to net cash used in operating activities, net
of effects of acquisitions and dispositions of businesses:

Depreciation	40,289	102,626

Amortization of intangible assets	256,032	239,855

Asset impairments	132,514	342,791

Provision for losses on accounts receivable	(47)	17,215

Inventory provisions	14,186	188,814

Deferred income taxes	(2,305)	(153,908)

Stock compensation	8,491	12,305

Debt conversion costs	10,435	42,584

Other non-cash items, net	8,193	12,834

Changes in assets and liabilities:

Receivables	25,682	210,266

Inventories	10,107	(67,143)

Accounts payable	35,338	(135,146)

Deferred revenue	(13,976)	(8,190)

Accrued expenses and other current liabilities	(901)	(23,627)

Other	(19,128)	(10,424)

Net cash used in operating activities	(131,250)	(190,898)

Cash flows from investing activities:

Purchase of marketable securities	(228,545)	(516,102)

Sale of marketable securities	305,315	347,314

Capital expenditures	(20,024)	(98,622)

Proceeds from sales of assets	71,756	1,021

Investments in and advances to businesses	(4,060)	(91,094)

Acquisitions of businesses, net of cash acquired	(24,989)	(12,710)

Net cash provided by (used in) investing activities	99,453	(370,193)

Cash flows from financing activities:

Proceeds from exercise of stock options	14,935	13,255

Payment of debt conversion costs	—	(42,584)

Repurchase of convertible subordinated notes	—	(22,400)

Net cash provided by (used in) financing activities	14,935	(51,729)

Net cash used in discontinued operations	(29,315)	(71,119)

Net decrease in cash and cash equivalents	(46,177)	(683,939)

Cash and cash equivalents at beginning of period	182,260	831,100

Cash and cash equivalents at end of period	$136,083	$147,161

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Conexant Systems, Inc. (Conexant or the Company) designs, develops and sells semiconductor system solutions for communications applications. The Company’s expertise in mixed-signal processing allows it to deliver integrated systems and semiconductor products which facilitate communications worldwide through wireline voice and data communications networks and emerging cable and fixed wireless broadband communications networks. The Company operates in two business segments: the Broadband Communications business and Mindspeed Technologies™, the Company’s Internet infrastructure business.

In September 2000, the Company announced a plan for the separation of its Broadband Communications and Mindspeed Technologies businesses. Although current business conditions have delayed the separation, the Company remains committed to completing the separation as soon as business and market conditions permit. The separation is subject to receipt of a ruling from the Internal Revenue Service (IRS) that the related spin-off will qualify as a tax-free distribution and may be subject to approval of the Company’s shareholders. An IRS ruling has been received and although it is generally binding on the IRS, its continuing applicability will depend on the form of the separation transaction and the extent of intervening events between the date of the ruling and the separation. There can be no assurance that the separation will be successfully completed.

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

Fiscal Periods For presentation purposes, references made to the periods ended June 30, 2002 and 2001 relate to the actual fiscal 2002 third quarter ended June 28, 2002 and the actual fiscal 2001 third quarter ended June 29, 2001, respectively.

Supplemental Cash Flow Information Cash paid for interest was $16.3 million and $22.8 million for the nine months ended June 30, 2002 and 2001, respectively. Net income tax payments (refunds) for the nine months ended June 30, 2002 and 2001 were $(7.3) million and $4.4 million, respectively.

Recent Accounting Standards In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against these new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company will adopt the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 as of the beginning of fiscal 2003. However, SFAS 142 is immediately applicable to any goodwill and intangible assets the Company may acquire after June 30, 2001. Upon adoption, the Company will cease amortizing goodwill against its results of operations, reducing annual amortization expense by approximately $270 million. The Company is evaluating the full impact of adopting the new standards. In addition, impairment reviews may result in charges against earnings to write down the value of goodwill.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS 144 is required no later than

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

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

2. Spin-off and Merger of Wireless Communications Business

On June 25, 2002, Conexant completed the distribution to Conexant shareholders of outstanding shares of Washington Sub, Inc. (Washington), a wholly-owned subsidiary of Conexant to which Conexant contributed its wireless communications business, other than certain assets and liabilities which Conexant retained (together, the Spin-off Transaction). Immediately thereafter, Washington merged with and into Alpha Industries, Inc. (Alpha), with Alpha the surviving corporation (the Merger). As a result of the Spin-off Transaction and the Merger, Conexant shareholders received 0.351 of a share of Alpha common stock for each Conexant share held and continued to hold their Conexant shares.

Upon completion of the Merger, Alpha and its subsidiaries purchased Conexant’s semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico and Conexant’s package design team that supports the Mexicali facility (together, the Mexicali Operations) for $150 million. In connection with the purchase, Conexant, Alpha and certain subsidiaries of Alpha entered into a financing agreement pursuant to which Alpha and a subsidiary of Alpha delivered to Conexant promissory notes for $150 million (the Term Notes) guaranteed by Alpha and certain Alpha subsidiaries and secured by substantially all the assets of Alpha in payment of the purchase price for the Mexicali facility and the package design team. The Term Notes, dated June 25 2002, mature 50 percent in nine months and 50 percent in one year and bear interest initially at 10 percent, increasing to 12 percent in three months and 15 percent in six months. The financing agreement also provides for a revolving credit facility under which Alpha may borrow up to $100 million, less specified reserves, for one year at the same interest rate and with the same security applicable to the Term Notes. Currently, Alpha may borrow up to $75 million under the credit facility. As of June 30, 2002, no borrowings were outstanding under the credit facility.

The consolidated condensed financial statements for periods prior to June 30, 2002 have been restated to reflect the wireless communications business and Mexicali operations as discontinued operations. For financial accounting purposes, the sale of the Mexicali operations by Conexant to Alpha has been treated as if Conexant had contributed the Mexicali operations to Washington as part of the Spin-off Transaction, and the $150 million purchase price has been treated as a return of capital to Conexant. The carrying value of the assets and liabilities which the Company contributed to Washington (including the Mexicali operations) was $210.4 million.

Effective June 26, 2002, Alpha changed its name to Skyworks Solutions, Inc. (Skyworks).

The operating results of the discontinued wireless communications business and Mexicali operations (through June 25, 2002) included in the accompanying consolidated condensed statements of operations were as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	$92,242	$42,310	$272,931	$157,411

Loss before income taxes	$(15,947)	$(142,639)	$(65,282)	$(297,492)

Provision (benefit) for income taxes	(1,121)	347	3,149	(45,431)

Loss from discontinued operations	$(14,826)	$(142,986)	$(68,431)	$(252,061)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of assets and liabilities of discontinued operations are as follows (in thousands):

	June 30,	September 30,
	2002	2001

Current assets:

Receivables, net	$45,174	$40,754

Inventories	—	37,383

Other current assets	—	3,225

	$45,174	$81,362

Non-current assets:

Property, plant and equipment, net	$—	$169,547

Goodwill and intangible assets, net	—	59,824

Other assets	—	3,470

	$—	$232,841

Current liabilities:

Accounts payable	$2,982	$2,653

Accrued compensation and benefits	—	12,363

Other current liabilities	—	7,804

	$2,982	$22,820

Non-current liabilities	$—	$3,806

The assets and liabilities of discontinued operations as of June 30, 2002 represent assets and liabilities of the wireless communications business which the Company retained in the Spin-off Transaction.

3. Acquisitions

On June 24, 2002, the Company acquired the video compression business of iCompression, Inc. (iCompression), a wholly-owned subsidiary of GlobespanVirata, Inc. The acquisition will enable the Company to accelerate the development of video products for the encoder markets including personal computers and cable set-top boxes. Consideration for the acquisition consisted of 1.25 million shares of the Company’s common stock and promissory notes for $21 million, including 150,000 shares of common stock and a promissory note for $1.8 million initially held in escrow for the settlement of any contingent indemnity claims through the expiration of a one-year escrow period. The total value of the initial consideration to iCompression (excluding amounts held in escrow) was $32.4 million. To the extent the amounts escrowed are paid to iCompression, they will be accounted for as additional purchase price. In addition, Conexant may be required to pay additional consideration of up to $20 million pursuant to an earn-out provision if certain revenue milestones are achieved. The Company paid the amounts owed under the promissory notes in July 2002. The promissory notes have been included in other current liabilities in the accompanying consolidated condensed balance sheet as of June 30, 2002.

Under the asset purchase agreement, the Company guaranteed the value of the shares issued to iCompression for a defined period through September 2003 (subject to certain conditions and elections). The guaranty is subject to adjustment for any stock split, stock dividend, recapitalization, merger or similar transaction (including the Spin-off Transaction and Merger of the wireless communications business). In the event that the common stock delivered to iCompression (including the shares of Skyworks common stock received in respect thereof) does not maintain a market value per share equal to or greater than $12.00 for at least seven consecutive trading days during the guaranty period, Conexant would be required to make an additional cash payment to iCompression for the difference between $12.00 and the market value per share of such shares as of specified dates. Consequently, the Company has valued the shares delivered to iCompression at the guaranteed value of $12.00 per share.

The results of operations of the acquired business are included in the Broadband Communications segment in the consolidated condensed financial statements from the date of acquisition. The pro forma effect of this acquisition is not material to the Company’s results of operations for fiscal 2002 or 2001.

During the first nine months of fiscal 2002, the Company paid additional consideration to the sellers of two businesses acquired in fiscal 2000 upon the achievement of performance and technology goals specified in the related acquisition agreements. The additional consideration consisted of $25.0 million in cash and 94,572 shares of the Company’s common stock valued at $1.3 million (based upon the market price of the common stock at the time of the resolution of the contingency). The $26.3 million aggregate value of the additional consideration increased the

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

amounts of goodwill related to the acquired companies. As of June 30, 2002, no additional consideration is payable, or contingently payable, for acquisitions the Company completed prior to fiscal 2002.

4. Supplemental Financial Statement Data

The $150.0 million refundable deposit, which was returned to the Company by a wafer supplier in July 2002, was classified as a current asset as of June 30, 2002. The refundable deposit was included in other assets at September 30, 2001.

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2002	2001

Raw materials	$842	$5,621

Work-in-process	37,000	72,756

Finished goods	15,914	6,637

	$53,756	$85,014

Other expense, net consists of the following (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Investment and interest income	$1,428	$5,991	$7,675	$25,443

Gain (loss) on sales of assets, net	506	(108)	3,955	(102)

Interest expense	(7,757)	(7,281)	(23,645)	(25,541)

Write-down of non-marketable investments	—	—	(7,675)	(5,000)

Equity in earnings (losses) of equity method investees	113	—	(1,749)	—

Write-off of terminated credit facility costs	—	(4,146)	—	(4,146)

Other	667	755	418	(872)

	$(5,043)	$(4,789)	$(21,021)	$(10,218)

During the nine months ended June 30, 2002 and 2001, the Company recorded charges of $7.7 million and $5.0 million, respectively, to write down the carrying values of certain non-marketable investments to their fair values, estimated to be zero. The investments consisted of equity interests in early stage technology companies which the Company had accounted for under the cost method. Management estimated the fair value of these investments based upon available financial and other information, including then-current and projected business prospects for the subject companies, and determined that the decline in the fair value of these investments was other than temporary.

5. Debt

During the third quarter of fiscal 2002, the Company exchanged 2.2 million shares of its common stock for approximately $28.0 million principal amount of its 4-1/4% Convertible Subordinated Notes due 2006. In connection with this transaction, the Company recognized debt conversion costs of $10.4 million for the fair value of the shares issued in excess of the number of shares issuable in a conversion of the notes pursuant to their original terms.

During the first quarter of fiscal 2001, approximately $255.1 million principal amount of the Company’s 4-1/4% Convertible Subordinated Notes due 2006 were converted into approximately 11.0 million shares of common stock at a cost to the Company of $42.6 million. In addition, the Company purchased $35.0 million principal amount of its 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in an extraordinary gain of $7.3 million (net of income taxes of $4.4 million).

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Contingent Liabilities

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

7. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss	$(299,399)	$(744,940)	$(704,591)	$(1,206,527)

Other comprehensive income (loss):

Foreign currency translation adjustments	3,585	(2,295)	(4,865)	(18,664)

Change in unrealized gains on available-for-sale securities	614	831	(2,252)	(51,735)

Change in unrealized gains on forward exchange contracts	—	(221)	43	70

Effect of income taxes	(235)	—	1,016	20,168

Other comprehensive income (loss)	3,964	(1,685)	(6,058)	(50,161)

Comprehensive loss	$(295,435)	$(746,625)	$(710,649)	$(1,256,688)

The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30,	September 30,
	2002	2001

Unrealized gains on available-for-sale securities, net of tax	$355	$1,591

Unrealized losses on forward exchange contracts	—	(43)

Foreign currency translation adjustments	(23,617)	(18,752)

Accumulated other comprehensive loss	$(23,262)	$(17,204)

8. Special Charges

Special charges consist of the following (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Asset impairments	$114,928	$342,791	$132,514	$342,791

Restructuring	18,118	609	22,706	6,341

Separation costs	401	2,435	546	14,632

	$133,447	$345,835	$155,766	$363,764

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Asset Impairments

During the third quarter of fiscal 2002, the Company recorded impairment charges of $114.1 million in the Mindspeed Technologies segment to write down the carrying value of long-lived assets (principally goodwill and developed technology) related to its Novanet Semiconductor Limited (Novanet) and NetPlane Systems, Inc. (NetPlane) subsidiaries. The Company terminated the operations of Novanet in June 2002 and intends to divest NetPlane by the end of the first quarter of fiscal 2003.

During the second quarter of fiscal 2002, the Company recorded an impairment charge of $13.0 million in the Broadband Communications segment to write down the carrying value (approximately $22 million) of the goodwill related to its digital imaging business. In July 2002, the Company completed the planned divestiture of its digital imaging business and merged the business with Zing Network, Inc. to create a new privately held company named Pictos Technologies, Inc. (Pictos). In connection with this transaction, the Company contributed the assets and intellectual property of the digital imaging business to Pictos in exchange for shares of Pictos stock. The Company will account for its investment in Pictos under the cost method, as it has less than 20% of the voting rights and does not exercise significant influence over the management or operation of Pictos.

The impairment charges resulted from the Company’s decision to exit these businesses. Management evaluated the recoverability of the assets of these businesses to determine if their value was impaired. The amounts of the impairment charges were determined by comparing the assets’ estimated fair values, less costs to sell, to their carrying values. The estimated fair values were determined by management based upon all available information of the proceeds expected to result from the disposition of the assets. Management believes the assumptions used in estimating the fair values were reasonable and the estimated fair values approximated the amounts that would be realized upon the ultimate disposition of the related assets. The write-downs established a new cost basis for the impaired assets.

During the first nine months of fiscal 2002, the Company also recorded impairment charges in the Mindspeed Technologies segment and Broadband Communications segment totaling $4.9 million and $0.5 million, respectively. The impairment charges for the Mindspeed Technologies segment primarily related to a prepaid license for technology that management determined, in the second quarter of fiscal 2002, would not be used in the future. The other impairment charges were associated with various assets that management determined to abandon or scrap.

During the third quarter of fiscal 2001, the Company recorded impairment charges totaling $342.8 million associated with manufacturing assets in its Broadband Communications segment. During the third quarter of fiscal 2001, the Company determined that it would realign its manufacturing and procurement strategies, accelerating its transition from volume digital CMOS manufacturing to a fabless CMOS business model.

Management believed the decision to realign the Company’s manufacturing and procurement strategies and the resulting elimination of future investment in process technology and capacity during the transition period, together with the then-current and projected business conditions, indicated that the carrying value of the silicon wafer manufacturing facility and related wafer fabrication machinery and equipment at its former Newport Beach, California facility (the wafer fabrication assets) may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from the manufacturing activities at the Newport Beach facility over a six-year period. This period reflected the Company’s expectation (as of the date it made the impairment analysis) of the period over which the wafer fabrication assets would generate cash flow during the Company’s transition to a fabless business. The estimated cash flows were based on declining volumes and average wafer prices for the products the Company expected to manufacture at the Newport Beach facility during the transition period. The declines in volume and average wafer prices were consistent with historical trends and management’s decision to focus on existing specialty-process products based on the current process technology. Since the estimated undiscounted cash flows were less than the carrying value (approximately $410 million based on historical cost) of the wafer fabrication assets, it was concluded that an impairment loss should be recognized. The Company recorded an impairment charge of $325.8 million, which was determined by comparing the estimated fair value of the wafer fabrication assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

using a discount rate of 30%, which management believed was commensurate with the underlying risks associated with the projected cash flows. Management believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets, which would be depreciated based upon new estimated useful lives ranging from one to six years.

The Company recorded an impairment charge of $17.0 million in the third quarter of fiscal 2001 to write down the carrying value of an advance deposit to a third-party foundry. Under the terms of the advance deposit, the third-party foundry would repay the deposit as wafers were purchased from the foundry during a specified time period. As a result of the then-current and projected business conditions, management estimated that purchases during the remaining term of the arrangement with this foundry would be insufficient to fully recover the advance deposit.

Restructuring Charges

During the first nine months of fiscal 2002, the Company reduced its workforce by approximately 450 employees, including approximately 250 employees in the Broadband Communications segment and approximately 200 employees in the Mindspeed Technologies segment. The workforce reductions in the Broadband Communications segment included approximately 100 employees at the Company’s former El Paso, Texas board-level sub-assembly business. The Company recorded restructuring charges of $9.1 million for such actions during the first nine months of fiscal 2002, based upon estimates of the severance benefits for the affected employees, and $13.6 million related to the consolidation of its excess facilities and other contractual obligations that will not be utilized in the future.

Activity and liability balances related to restructuring actions through June 30, 2002 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Restructuring balance, September 30, 2001	$5,371	$5,361	$10,732

Charged to costs and expenses	828	172	1,000

Cash payments	(2,312)	(436)	(2,748)

Restructuring balance, December 31, 2001	3,887	5,097	8,984

Charged to costs and expenses	3,417	171	3,588

Cash payments	(3,411)	(1,029)	(4,440)

Non-cash costs	(322)	(287)	(609)

Restructuring balance, March 31, 2002	3,571	3,952	7,523

Charged to costs and expenses	4,878	13,240	18,118

Cash payments	(2,237)	(582)	(2,819)

Non-cash costs	(552)	—	(552)

Restructuring balance, June 30, 2002	$5,660	$16,610	$22,270

The Company expects to pay a majority of the amounts accrued for the workforce reductions within one year. The obligations for non-cancelable lease and other commitments are expected to be paid over their respective contractual terms, which principally expire through fiscal 2005. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operations, and are not expected to significantly impact the Company’s liquidity.

Restructuring charges for the first nine months of fiscal 2001 consisted of $6.3 million of costs, principally related to workforce reductions.

Separation Costs

Separation costs for the first nine months of fiscal 2002 consisted of costs related to the Company’s divestiture of its Newport Beach wafer fabrication operations and its digital imaging business. Separation costs for the first nine months of fiscal 2001 consisted of costs related to the previously announced separation of the Mindspeed Technologies business from Conexant.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

9. Sales of Assets

In March 2002, the Company and The Carlyle Group formed a new specialty foundry company named Jazz Semiconductor, Inc. (Jazz), in which Conexant owns a 45% equity interest and The Carlyle Group owns the remaining 55%. In the transaction, Conexant contributed its Newport Beach, California wafer fabrication operations and certain intellectual property to Jazz. In connection with this transaction, the Company received $19.3 million in cash and the 45% equity interest in Jazz, having an estimated fair value of $42.5 million. In addition to contributing its Newport Beach wafer fabrication operations (with a carrying value of approximately $43.2 million) and certain related assets and liabilities, the Company also issued to Jazz a warrant to purchase 2.9 million shares of Conexant common stock at a price of $13.05 per share (the fair market value on the date of grant of the warrant) through January 2005. The warrant had a fair value of $14.2 million, determined by an independent valuation specialist using the Black-Scholes option pricing model (assuming volatility of 68.5%, a risk-free interest rate of 4.1%, and no dividend yield) and discounted for the lack of marketability. In connection with the Spin-off Transaction and the Merger, the exercise price of the warrant was adjusted to $4.62 per share.

This transaction resulted in a $2.6 million gain, which represented the difference between the Company’s carrying value and the fair value of the net assets deemed to have been sold by the Company to Jazz. The Company accounts for its investment in Jazz under the equity method of accounting.

The Company expects to purchase a substantial portion of its requirements for silicon-based semiconductor products from Jazz. During the first two years of the long-term supply arrangement with Jazz, the Company’s cost of wafers will be an amount which approximates its historical cost. Thereafter, the cost of wafers will be based on market prices. Additionally, the Company is obligated to purchase certain minimum annual volumes of wafers during the first three years of the arrangement. In the event the Company’s actual wafer purchases are less than the required minimum volumes, it will be required to make additional payments to Jazz.

In December 2001, the Company sold two buildings for net proceeds of $19.3 million. A $2.4 million gain arising from the sale of one building was recognized upon completion of the transaction. The Company will continue to occupy the second building under a 15-year lease. Consequently, the $7.9 million gain arising from the sale of the leased-back building has been deferred and will be recognized ratably over the lease term. The lease requires the Company to make minimum lease payments aggregating $1.4 million annually (subject to certain adjustments).

In June 2002, the Company sold two additional buildings for net proceeds of $27.5 million. The Company will continue to occupy the buildings under a 15-year lease. Consequently, the $11.7 million gain arising from the sale of the leased-back buildings has been deferred and will be recognized ratably over the lease term. The lease requires the Company to make minimum lease payments aggregating $3.1 million annually (subject to certain adjustments).

10. Segment Information

The Company operates and tracks its results in two segments—Broadband Communications and Mindspeed Technologies. The Broadband Communications segment designs, develops and sells semiconductor system solutions that connect personal access products such as set-top boxes, residential gateways, personal computers (PCs) and game consoles to voice, video and data processing services over broadband connections including asynchronous digital subscriber line (ADSL), cable and direct broadcast satellite. The Broadband Communications segment also includes the Company’s foundation analog dial-up access portfolio, including PC data and fax modems, and its broadcast video encoder and decoder product family. Additionally, the Broadband Communications segment includes the Company’s digital cordless telephone chipset products (which the Company retained in the Spin-off Transaction) and its global positioning system receiver product line (which was divested subsequent to the third quarter of fiscal 2001), each of which were formerly part of the Company’s wireless communications business. Prior to the Spin-off Transaction, the Company’s current Broadband Communications segment, together with the wireless communications business and the Mexicali Operations, made up the Company’s former Personal Networking segment. Mindspeed Technologies designs, develops and sells semiconductor networking solutions that facilitate the aggregation, processing, transmission and switching of data, video and voice primarily from the edge of the Internet to linked metropolitan area networks.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company evaluates segment performance based on segment operating income (loss), which excludes the amortization of intangible assets, special charges and stock compensation costs. Special charges excluded from segment operating income (loss) consist of restructuring charges, asset impairments and separation costs.

The tables below present information about the Company’s segments (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues:

Broadband Communications	$131,999	$121,689	$388,664	$420,762

Mindspeed Technologies	21,958	36,147	55,154	283,337

Segment totals	$153,957	$157,836	$443,818	$704,099

Gross margin:

Broadband Communications	$57,808	$(9,147)	$145,636	$(10,244)

Mindspeed Technologies	14,883	(6,878)	33,423	79,560

Segment totals	$72,691	$(16,025)	$179,059	$69,316

Operating expenses:

Broadband Communications	$66,968	$71,752	$189,907	$245,364

Mindspeed Technologies	58,949	79,597	183,721	228,342

Segment totals	$125,917	$151,349	$373,628	$473,706

Operating loss:

Broadband Communications	$(9,160)	$(80,899)	$(44,271)	$(255,608)

Mindspeed Technologies	(44,066)	(86,475)	(150,298)	(148,782)

Segment totals	(53,226)	(167,374)	(194,569)	(404,390)

Amortization of intangible assets	84,570	81,351	256,032	239,855

Special charges	133,447	345,835	155,766	363,764

Stock compensation	(2,285)	2,585	346	7,291

Operating loss	$(268,958)	$(597,145)	$(606,713)	$(1,015,300)

Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

United States	$27,365	$40,066	$72,361	$255,424

Other Americas	9,357	2,375	21,906	17,771

Total Americas	36,722	42,441	94,267	273,195

Taiwan	40,411	41,215	92,573	121,454

Hong Kong	27,331	19,239	101,304	85,277

Other Asia-Pacific	25,961	14,391	63,098	77,961

Total Asia-Pacific	93,703	74,845	256,975	284,692

Japan	9,625	20,010	35,006	55,288

Europe, Middle East and Africa	13,907	20,540	57,570	90,924

	$153,957	$157,836	$443,818	$704,099

For the nine months ended June 30, 2002, one customer, a foreign distributor, accounted for 10% of net revenues; no customer accounted for 10% or more of the Company’s net revenues for the nine months ended June 30, 2001.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

11. Subsequent Event

In July 2002, the Company announced a number of expense reduction and restructuring initiatives, principally in the Mindspeed Technologies segment. The restructuring initiatives include the elimination of research and development spending in high-end optical networking applications, the planned divestiture of NetPlane and a reduction of support services spending. These actions, which the Company expects to complete by the end of calendar year 2002, will reduce Mindspeed’s workforce by over 400 employees (approximately 35% of Mindspeed’s workforce).

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

Overview

We design, develop and sell semiconductor system solutions for communications applications. Our expertise in mixed-signal processing allows us to deliver integrated systems and semiconductor products which facilitate communications worldwide through wireline voice and data communications networks and emerging cable and fixed wireless broadband communications networks. We operate in two business segments: our Broadband Communications business and Mindspeed Technologies™, our Internet infrastructure business.

Except where otherwise noted, this discussion of our financial condition and results of operations represents our continuing operations, excluding our discontinued wireless communications business and Mexicali operations.

Our Broadband Communications business designs, develops and sells semiconductor system solutions that connect personal access products such as set-top boxes, residential gateways, personal computers (PCs) and game consoles to voice, video and data processing services over broadband connections including asynchronous digital subscriber line (ADSL), cable and direct broadcast satellite. The Broadband Communications business also includes our foundation analog dial-up access portfolio, including PC data and fax modems, and our broadcast video encoder and decoder product family.

Mindspeed Technologies designs, develops and sells semiconductor networking solutions that facilitate the aggregation, processing, transmission and switching of data, video and voice primarily from the edge of the Internet to linked metropolitan area networks. Mindspeed Technologies’ products, ranging from physical-layer devices to higher layer network processors, are sold to infrastructure original equipment manufacturers (OEMs) and can be classified into two general categories: multi-service access products and broadband networking products. Our multi-service access products include a family of voiceband processor solutions designed to support voice and data services across wireline and wireless networks and are found in a variety of network access platforms such as remote access concentrators, media gateways and wireless base stations. Our broadband networking products include T3/E3 line interface units and framers, multi-megabit digital subscriber line (DSL) transceivers, high-speed serializers/deserializers, crosspoint switches and switch fabric solutions and asynchronous transfer mode (ATM), multi-protocol label switching (MPLS) and packet network processors. These solutions are used in a variety of network equipment, including high-speed routers, ATM switches, optical switches, add-drop multiplexers and dense wave division multiplexers.

We market and sell our semiconductor products and system solutions directly to leading OEMs of communication electronics products and third-party electronic manufacturing service providers, and indirectly through electronic components distributors. Sales to distributors accounted for approximately 23% of net revenues in the first nine months of fiscal 2002. One customer, a foreign distributor, accounted for 10% of our net revenues in the first nine months of fiscal 2002; no other customer accounted for 10% or more of our net revenues for the period. Our top 20 customers accounted for 65% of net revenues for the first nine months of fiscal 2002. Revenues derived from customers located in the Americas, Europe, Japan and the Asia-Pacific region were 21%, 13%, 8% and 58%, respectively, of our net revenues for the first nine months of fiscal 2002. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Spin-off and Merger of Wireless Communications Business

On June 25, 2002, we completed the distribution to Conexant shareholders (the Distribution) of outstanding shares of our wholly-owned subsidiary Washington Sub, Inc. (Washington) to which we contributed our wireless communications business, other than certain assets and liabilities which we retained, pursuant to the Contribution and Distribution Agreement dated as of December 16, 2001, as amended, by and between us and Washington. Immediately thereafter, pursuant to the Agreement and Plan of Reorganization dated as of December 16, 2001, as amended as of April 12, 2002, by and among us, Washington and Alpha Industries, Inc. (Alpha), Washington merged with and into Alpha, with Alpha the surviving corporation (the Merger). As a result of the Distribution and the Merger, Conexant shareholders received 0.351 of a share of Alpha common stock for each Conexant share held and continued to hold their Conexant shares.

Upon completion of the Merger, Alpha and its subsidiaries purchased our semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico and our package design team that supports the Mexicali facility. In connection with the purchase, we, Alpha and certain subsidiaries of Alpha entered into a financing agreement pursuant to which Alpha and a subsidiary of Alpha delivered to us promissory notes for $150 million (the Term Notes) guaranteed by Alpha and certain Alpha subsidiaries and secured by substantially all assets of Alpha in payment of the purchase price for the Mexicali facility and the package design team. The Term Notes, dated June 25 2002, mature 50 percent in nine months and 50 percent in one year and bear interest initially at 10 percent, increasing to 12 percent in three months and 15 percent in six months. The financing agreement also provides for a revolving credit facility under which Alpha may borrow up to $100 million, less specified reserves, for one year at the same interest rate and with the same security applicable to the Term Notes. Currently, Alpha may borrow up to $75 million under the credit facility. As of the date hereof, no borrowings are outstanding under the credit facility.

Effective June 26, 2002, Alpha changed its name to Skyworks Solutions, Inc. (Skyworks).

Newport Foundry Joint Venture

In March 2002, we and The Carlyle Group formed a new specialty foundry company named Jazz Semiconductor, Inc. (Jazz), in which we own a 45% equity interest. We contributed our Newport Beach, California wafer fabrication operations, certain intellectual property, and related assets and liabilities to Jazz. We also issued to Jazz a warrant to purchase 2.9 million shares of Conexant common stock (at a price of $4.62 per share, as adjusted to reflect the Distribution). In connection with this transaction, we received $19.3 million in cash and the 45% equity interest in the joint venture, having an estimated fair value of $42.5 million. We recognized a $2.6 million gain on the transaction.

We expect to purchase a substantial portion of our requirements for silicon-based semiconductor products from Jazz. We entered into a long-term supply arrangement with Jazz under which the joint venture will provide capacity to meet a portion of our requirements for CMOS and specialty-process wafer fabrication services and we agreed to purchase certain minimum annual volumes of wafers during the first three years of the supply agreement.

Separation of Mindspeed Technologies Business from Conexant

In September 2000, we announced a plan for the separation of our Broadband Communications and Mindspeed Technologies businesses. Although current business conditions have delayed the separation, we remain committed to completing the separation as soon as business and market conditions permit. The separation is subject to receipt of a ruling from the IRS that the related spin-off will qualify as a tax-free distribution and may be subject to the approval of our shareholders. An IRS ruling has been received and although it is generally binding on the IRS, its continuing applicability will depend on the form of the separation transaction and the extent of intervening events between the date of the ruling and the separation. We cannot assure you that we will successfully complete the separation.

Digital Imaging Divestiture

In July 2002, we merged our digital imaging business with Zing Network, Inc., a developer of advanced connectivity and imaging software, to create a new privately held company named Pictos Technologies, Inc. (Pictos). In connection with this transaction, we contributed the assets and intellectual property of our digital imaging business to Pictos in exchange for shares of Pictos stock.

Acquisition of Video Compression Business

In June 2002, we acquired the video compression business of iCompression, Inc. (iCompression), a wholly-owned subsidiary of GlobespanVirata, Inc. The acquisition will enable us to accelerate the development of video products for the encoder markets including personal computers and cable set-top boxes. Consideration for the acquisition consisted of 1.25 million shares of our common stock and promissory notes for $21 million, a portion of which are initially held in escrow for the settlement of any contingent indemnity claims through the expiration of a one-year escrow period. We may be required to pay additional consideration of up to $20 million pursuant to an earn-out provision if certain revenue milestones are achieved. In addition, we guaranteed the value of the shares we issued to iCompression and we may be required to make additional cash payments to iCompression for the difference between $12.00 and the market value per share of the shares of common stock delivered to iCompression (including the market value of Skyworks common stock received in respect thereof). We paid the amounts owed under the promissory notes in July 2002.

Expense Reduction and Restructuring Initiatives

In June and July 2002, we announced a number of expense reduction and restructuring initiatives, principally in our Mindspeed Technologies business. These restructuring initiatives are intended to reduce our operating cost structure and to focus our research and development spending on products for the Internet infrastructure market segments our products address, such as the metro/access market segments, which we believe present the most attractive near-term growth prospects. Our key products for metro/access applications include our multi-service voice over packet, T/E carrier, and ATM/MPLS network processor solutions.

The restructuring initiatives include the elimination of research and development spending in high-end optical networking applications, the closure of our Novanet Semiconductor Limited (Novanet) design center in Israel, the planned divestiture of our NetPlane Systems, Inc. (NetPlane) subsidiary and a reduction of support services spending. These actions will reduce Mindspeed’s workforce by over 400 employees (approximately 35% of Mindspeed’s workforce). We expect to complete these actions by the end of calendar year 2002. As a result of these restructuring initiatives, we expect to record additional restructuring charges of approximately $60 million to $70 million through the first quarter of fiscal 2003.

Asset Impairments

As part of the restructuring initiatives in our Mindspeed Technologies business, we closed our Novanet design center in Israel and we determined that we would divest NetPlane. As a result of these decisions, in the third quarter of fiscal 2002 we recorded asset impairment charges of $114.1 million to write down the carrying value of the goodwill and certain other long-lived assets associated with these operations.

Results of Operations

We—like many of our customers and competitors—were adversely impacted throughout all of fiscal 2001 by a broad slowdown affecting the technology sector, including most of the communications electronics end-markets which our products address. Sales of our Broadband Communications products were affected by slower than anticipated deployment of broadband services by system providers. Moreover, weak consumer demand for PCs and related peripheral devices and satellite set-top boxes led to lower sales of our products for these applications as compared to prior year levels. Net revenues in our Mindspeed Technologies business were also significantly affected by slowing investment in communications network capacity expansion by Internet service providers (ISPs), competitive local exchange carriers (CLECs) and incumbent local exchange and inter-exchange carriers. In most cases, the effect of weakened end-customer demand was compounded by higher than normal levels of equipment and component inventories among our OEM, subcontractor and distributor customers.

During the first nine months of fiscal 2002, our Broadband Communications segment saw improved demand in a number of the markets addressed by its products. Although a comparison of our consolidated quarterly results of operations on a year-over-year basis will remain unfavorable in the near term, the third quarter of fiscal 2002 represents the third consecutive quarter of sequential revenue growth in our Broadband Communications business. Also during the third quarter of fiscal 2002, our Mindspeed Technologies segment achieved sequential revenue growth of 15% over the preceding quarter, its second consecutive quarter of sequential revenue growth.

Net Revenues

We generally recognize revenues from product sales directly to customers upon shipment and transfer of title. We sell some of our products to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. We defer the recognition of revenue on sales to these distributors until the products are sold by the distributors.

The following table summarizes our net revenues:

	Three months ended

				Change from	Change from
	June 30,	March 31,	June 30,	Mar. 2002	June 2001
(in millions)	2002	2002	2001	Quarter	Quarter

Net revenues:

Broadband Communications	$132.0	$129.7	$121.7	2%	8%

Mindspeed Technologies	22.0	19.0	36.1	15%	(39)%

	$154.0	$148.7	$157.8	4%	(2)%

As a percentage of net revenues:

Broadband Communications	86%	87%	77%

Mindspeed Technologies	14%	13%	23%

	100%	100%	100%

	Nine months ended June 30,

	2002	2001	Change

Net revenues:

Broadband Communications	$388.7	$420.8	(8)%

Mindspeed Technologies	55.1	283.3	(81)%

	$443.8	$704.1	(37)%

As a percentage of net revenues:

Broadband Communications	88%	60%

Mindspeed Technologies	12%	40%

	100%	100%

Broadband Communications

Our Broadband Communications product revenues for the first nine months of fiscal 2002 were 8% lower than the comparable period of fiscal 2001. The decline reflects lower sales volume in our legacy cordless telephone chipset products and the divestiture of our global positioning system receiver product line subsequent to the third quarter of fiscal 2001. The decline also reflects lower average selling prices in our dial-up modem portfolio resulting from the continued shift in our product mix toward lower-priced soft modem solutions which use software to perform functions traditionally executed by semiconductor components. These decreases were partially offset by higher sales of media processing products, including our broadcast video solutions.

Broadband Communications revenues for the fiscal 2002 third quarter increased 2% over the immediately preceding quarter—the third consecutive quarter of sequential revenue growth—driven by increased demand for our PC data and fax modems, and broadband access solutions, including ADSL, satellite set-top box and home network processing solutions. These increases were partially offset by lower sales of our broadcast video solutions in the fiscal 2002 third quarter.

Mindspeed Technologies

Since the second quarter of fiscal 2001, net revenues for Mindspeed Technologies have been impacted by the sharply lower demand for network equipment which has affected us, our customers and our competitors. ISPs and CLECs have dramatically reduced their investment in network capacity expansion as their business models failed to generate sufficient cash flow. Incumbent local exchange carriers and inter-exchange carriers have also reduced their capital spending. Demand was further affected by higher-than-normal levels of equipment and component inventories among many OEM, subcontractor and distributor customers. As a result, Mindspeed Technologies net revenues for the first nine months of fiscal 2002 compared with the comparable fiscal 2001 period reflect lower sales volume across the majority of our multi-service access and broadband networking products, including multi-service access processors, multi-megabit DSL and optical networking physical media devices, and transceivers.

In the fiscal 2002 third quarter, net revenues for Mindspeed Technologies increased 15% over the immediately preceding quarter, the second consecutive quarter of sequential growth. This revenue growth reflected improved demand for several broadband networking product families, including our T/E physical layer products, OC-3 to OC-12 optical physical layer products, crosspoint switches and multi-service ATM and MPLS network processors.

Gross Margin

	Three months ended

				Change from	Change from
	June 30,	March 31,	June 30,	March 2002	June 2001
(in millions)	2002	2002	2001	Quarter	Quarter

Gross margin	$72.7	$58.5	$(16.0)	24%	nm

Percent of net revenues	47%	39%	(10)%

	Nine months ended June 30,

	2002	2001	Change

Gross margin	$179.1	$69.3	158%

Percent of net revenues	40%	10%

nm = not meaningful

Gross margin represents revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing and procurement, royalty and other intellectual property costs, warranties and sustaining engineering expenses pertaining to products sold. Gross margins for the third quarter and first nine months of fiscal 2001 included inventory write-downs of approximately $38.8 million and $188.8 million, respectively. For the first nine months of fiscal 2002, gross margins reflect the favorable impact of cost reductions initiated in fiscal 2001 and lower depreciation expense which resulted from the write-down of manufacturing assets in fiscal 2001. Gross margins for the first nine months of fiscal 2002 also benefited from the sale of approximately $40.0 million of inventories that we had written down to a zero cost basis during fiscal year 2001, partially offset by provisions for excess and obsolete inventories of $14.2 million. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs.

When compared with the immediately preceding quarter, our gross margins for the third quarter of fiscal 2002 increased from 39% to 47% of net revenues. Gross margin improvement for the third quarter resulted from the elimination of the burden of our underutilized former manufacturing operations (which we contributed to Jazz in the second quarter of fiscal 2002), improved utilization of our former Mexicali operations and sales of inventories previously written down to a zero cost basis (in fiscal 2001) which were $5.8 million higher than in the second quarter. Gross margin for the third quarter was also favorably affected by the redeployment of our product and test engineering teams—previously assigned to our former manufacturing operations—to product development efforts, with the associated costs classified as research and development expenses.

The inventory write-downs we recorded in the first nine months of fiscal 2001 resulted from the sharply reduced end-customer demand for PCs and Internet infrastructure equipment during that period. As a result of these market conditions, we experienced a significant number of order cancellations and a decline in the volume of new orders beginning in the fiscal 2001 first quarter, and becoming more pronounced in the second quarter.

We assess the recoverability of inventories through an on-going review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. Our products are used by OEM customers that have designed our products into communications equipment. For many of our products, we gain these design wins through a lengthy sales cycle, which often includes providing technical support to the OEM customer. Moreover, once a customer has designed a particular supplier’s components into a product, substituting another supplier’s components requires substantial design changes which involve significant cost, time, effort and risk. In the event of the loss of business from existing OEM customers, we may be unable to secure new customers for our existing products without first achieving new design wins. In many cases, when the quantities of inventory on hand exceed forecasted demand from existing OEM customers into whose products our products have been designed, we generally will be unable to sell our excess inventories to others, and the estimated realizable value of such inventories to us is generally zero. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

From the time of the $188.8 million inventory write-downs in fiscal 2001 and through June 30, 2002, we scrapped inventories having an original cost of approximately $34.4 million and sold $46.8 million of inventories previously written down to a zero cost basis. As of June 30, 2002, we continued to hold inventories with an original cost of approximately $107.6 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

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

We expect to purchase a substantial portion of our requirements for silicon-based semiconductor products from Jazz. During the first two years of the long-term supply arrangement with Jazz, our cost of wafers will be an amount which approximates our historical cost. Thereafter, our cost of wafers will be based on market prices. Additionally, we are obligated to purchase certain minimum annual volumes of wafers during the first three years of the arrangement. In the event our actual wafer purchases are less than the required minimum volumes, we will be required to make additional payments to Jazz, which would adversely affect our gross margin.

Research and Development

	Three months ended June 30,			Nine months ended June 30,

(in millions)	2002	Change	2001	2002	Change	2001

Research and development	$82.7	(9)%	$90.6	$245.4	(13)%	$281.6

Percent of net revenues	54%		57%	55%		40%

Our research and development (R&D) expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices and design and test tool costs. Our R&D expenses also include the costs for advanced semiconductor process development, design automation and advanced package development for the benefit of each of our businesses. The decreases in R&D expenses for the third quarter and first nine months of fiscal 2002 compared to the similar periods of fiscal 2001 primarily reflect lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions initiated during fiscal 2001 and from the contribution of the majority of our advanced process development efforts to Jazz in connection with the formation of Jazz in the second quarter of fiscal 2002.

Selling, General and Administrative

	Three months ended June 30,			Nine months ended June 30,

(in millions)	2002	Change	2001	2002	Change	2001

Selling, general and administrative	$41.0	(35)%	$63.4	$128.6	(35)%	$199.4

Percent of net revenues	27%		40%	29%		28%

Our selling, general and administrative (SG&A) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, real estate, information systems, customer service, sales, marketing, field application engineering and other services. The decreases in SG&A expenses for the third quarter and first nine months of fiscal 2002 compared to the similar periods of fiscal 2001 primarily reflect lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions initiated during fiscal 2001 and lower provisions for uncollectible accounts receivable. The provision for uncollectible accounts receivable of $(47,000) for the first nine months of fiscal 2002 resulted from accounts receivable collections more favorable than previously estimated; in the first nine months of fiscal 2001 the provision for uncollectible accounts receivable of $17.2 million reflected an increase in past-due accounts which management estimated would ultimately be uncollectible.

Amortization of Intangible Assets

	Three months ended June 30,			Nine months ended June 30,

(in millions)	2002	Change	2001	2002	Change	2001

Amortization of intangible assets	$84.6	4%	$81.4	$256.0	7%	$239.9

The higher amortization expenses in the third quarter and first nine months of fiscal 2002 primarily resulted from the additional consideration paid subsequent to June 2001 in connection with certain of our fiscal 2000 business acquisitions. The value of the additional consideration paid was added to the recorded amounts of goodwill, and is amortized over the remainder of the original estimated lives of the goodwill.

During the first nine months of fiscal 2002, we paid additional consideration to the sellers of two businesses we acquired in fiscal 2000 upon the achievement of performance and technology goals specified in the related acquisition agreements. The additional consideration consisted of $25.0 million in cash and 94,572 shares of our common stock valued at $1.3 million (based upon the market price of our common stock at the time of the resolution of the contingency). The $26.3 million aggregate value of the additional consideration increased the amounts of goodwill related to the acquired companies. As of June 30, 2002, no additional consideration is payable, or contingently payable, for acquisitions we completed prior to fiscal 2002.

Under the recently issued Statement of Financial Accounting Standards No. 142, which we will adopt in the first quarter of fiscal 2003, we will cease amortizing goodwill against our results of operations, reducing annual amortization expense by approximately $270 million. However, we will be required to evaluate goodwill at least annually for impairment, and to write down the value of goodwill—with a charge against our results of operations—when the recorded value of goodwill exceeds its estimated fair value.

Special Charges

Special charges consist of the following (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Asset impairments	$114,928	$342,791	$132,514	$342,791

Restructuring charges	18,118	609	22,706	6,341

Separation costs	401	2,435	546	14,632

	$133,447	$345,835	$155,766	$363,764

Asset Impairments

During the third quarter of fiscal 2002, we recorded impairment charges of $114.1 million in our Mindspeed Technologies segment to write down the carrying value of long-lived assets (principally goodwill and developed technology) related to our Novanet and NetPlane subsidiaries. We terminated the operations of Novanet in June 2002 and we intend to divest NetPlane by the end of the first quarter of fiscal 2003.

During the second quarter of fiscal 2002, we recorded an impairment charge of $13.0 million in our Broadband Communications segment to write down the carrying value (approximately $22 million) of the goodwill related to our digital imaging business. In July 2002, we completed the planned divestiture of our digital imaging business and merged it with Zing Network, Inc. to create Pictos. In connection with this transaction, we contributed the assets and intellectual property of our digital imaging business to Pictos in exchange for shares of Pictos stock.

The impairment charges resulted from our decision to exit these businesses. We evaluated the recoverability of the assets of these businesses to determine if their value was impaired. We determined the amounts of the impairment charges by comparing the assets’ estimated fair values, less costs to sell, to their carrying values. The estimated fair values are the cash flows we expected to receive from the disposition of the assets, which we determined based upon all information available to us. We believe the assumptions used in estimating the fair values are reasonable and the estimated fair values approximate the amounts that would be realized upon the ultimate disposition of the related assets. The write-downs established a new cost basis for the impaired assets.

During the first nine months of fiscal 2002, we also recorded impairment charges in our Mindspeed Technologies segment and Broadband Communication segment totaling $4.9 million and $0.5 million, respectively. The impairment charges for our Mindspeed Technologies segment primarily related to a prepaid license for technology that we determined, in the second quarter of fiscal 2002, would not be used in the future. The other impairment charges were associated with various assets that we determined to abandon or scrap.

During the third quarter of fiscal 2001, we recorded impairment charges totaling $342.8 million associated with manufacturing assets in our Broadband Communications segment. During the third quarter of fiscal 2001, we decided to realign our manufacturing and procurement strategies, accelerating our transition from volume digital CMOS manufacturing to a fabless CMOS business model.

We believe the decision to realign our manufacturing and procurement strategies made in the third quarter of fiscal 2001 and the resulting elimination of future investment in process technology and capacity during the transition period, together with the then-current and projected business conditions, indicated that the carrying value of the silicon wafer manufacturing facility and related wafer fabrication machinery and equipment at our former Newport Beach, California facility (the “wafer fabrication assets”) may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, we estimated the future cash flows expected to result from the manufacturing activities at the Newport Beach facility over a six-year period. This period reflected our expectation (as of the date we made the impairment analysis) of the period over which the wafer fabrication assets would generate cash flow during our transition to a fabless business. The estimated cash flows were based on declining volumes and average wafer prices for the existing products that we expected to manufacture at the Newport Beach facility during the transition period. The declines in volume and average wafer prices were consistent with historical trends and our decision to focus on existing specialty-process products based on our current process technology. Since the estimated undiscounted cash flows were less than the carrying value (approximately $410 million based on historical cost) of the wafer fabrication assets, we concluded that an impairment loss should be recognized. We recorded an impairment charge of $325.8 million, which was determined by comparing the estimated fair value of the wafer fabrication assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 30%, which we believed was commensurate with the underlying risks associated with the projected cash flows. We believe the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets, which would be depreciated based upon new estimated useful lives ranging from one to six years.

We recorded an impairment charge of $17.0 million in the third quarter of fiscal 2001 to write down the carrying value of an advance deposit to a third-party foundry. Under the terms of the advance deposit, the third-party foundry would repay the deposit as wafers were purchased from the foundry during a specified time period. As a result of the then-current and projected business conditions, we estimated that purchases during the remaining term of the arrangement with this foundry would be insufficient to fully recover the advance deposit.

Restructuring Charges

During the first nine months of fiscal 2002, we reduced our workforce by approximately 450 employees, including approximately 250 employees in our Broadband Communications segment and approximately 200 employees in our Mindspeed Technologies segment. The workforce reductions in our Broadband Communications segment included approximately 100 employees at our former El Paso, Texas board-level sub-assembly business. We recorded restructuring charges of $9.1 million for such actions during the first nine months of fiscal 2002, based upon estimates of the severance benefits for the affected employees, and charges of $13.6 million related to the consolidation of our excess facilities and other contractual obligations that will not be utilized in the future.

Activity and liability balances related to restructuring actions through June 30, 2002 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Restructuring balance, September 30, 2001	$5,371	$5,361	$10,732

Charged to costs and expenses	828	172	1,000

Cash payments	(2,312)	(436)	(2,748)

Restructuring balance, December 31, 2001	3,887	5,097	8,984

Charged to costs and expenses	3,417	171	3,588

Cash payments	(3,411)	(1,029)	(4,440)

Non-cash costs	(322)	(287)	(609)

Restructuring balance, March 31, 2002	3,571	3,952	7,523

Charged to costs and expenses	4,878	13,240	18,118

Cash payments	(2,237)	(582)	(2,819)

Non-cash costs	(552)	—	(552)

Restructuring balance, June 30, 2002	$5,660	$16,610	$22,270

We expect to pay a majority of the amounts accrued for the workforce reductions within one year. We expect to pay the obligations for non-cancelable lease and other commitments over their respective contractual terms, which principally expire through fiscal 2005. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operations, and are not expected to significantly impact our liquidity. We anticipate that these actions, when fully implemented, will result in a cost savings of approximately $39 million annually.

Restructuring charges for the first nine months of fiscal 2001 consisted of $6.3 million of costs, principally related to workforce reductions.

Separation Costs
 Separation costs for the first nine months of fiscal 2002 consisted of costs related to the divestiture of our Newport Beach wafer fabrication operations and our digital imaging business. Separation costs for the first nine months of fiscal 2001 consisted of costs related to the previously announced separation of our Mindspeed Technologies business from Conexant.

Debt Conversion Costs
 In the third quarter of fiscal 2002, we exchanged 2.2 million shares of our common stock for approximately $28.0 million principal amount of our 4-1/4% Convertible Subordinated Notes due 2006. In connection with this transaction, we recognized debt conversion costs of $10.4 million for the fair value of the shares we issued in excess of the number of shares issuable in a conversion of the notes pursuant to their original terms.

In the first quarter of fiscal 2001, approximately $255.1 million principal amount of our 4-1/4% Convertible Subordinated Notes due 2006 were converted into approximately 11.0 million shares of our common stock, at a cost of $42.6 million.

Other Expense, Net

	Three months ended June 30,			Nine months ended June 30,

(in millions)	2002	Change	2001	2002	Change	2001

Other expense, net	$(5.0)	5%	$(4.8)	$(21.0)	106%	$(10.2)

Other expense, net for the first nine months of fiscal 2002 is comprised primarily of interest expense on our convertible subordinated notes and $7.7 million of write-downs of certain non-marketable investments, partially offset by interest income on invested cash balances and gains on sales of assets.

Other expense, net for the first nine months of fiscal 2001 was comprised primarily of a $5.0 million write-down of a non-marketable investment, a $4.1 million write-off of costs related to a terminated credit facility, and net interest expense.

The carrying values of the non-marketable investments were written down to their fair values, estimated to be zero. These investments consisted of equity interests in early stage technology companies which we had accounted for under the cost method. We estimated the fair value of these investments based upon available financial and other information, including then-current and projected business prospects for the subject companies, and determined that the decline in the fair value of these investments was other than temporary.

Provision (Benefit) for Income Taxes
 As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the additional income tax benefits which arose during the first nine months of fiscal 2002 will not be realized. Consequently, we have not recognized any income tax benefits relating to our fiscal 2002 operating loss. Our provision (benefit) for income taxes for the third quarter and first nine months of fiscal 2002 consists of foreign income taxes incurred by certain of our subsidiaries, offset by refunds received.

For the first nine months of fiscal 2001, we recorded an income tax benefit of $106.4 million (10.0% of pretax loss), which reflects the value our net loss to reduce our income taxes, net of the impact of non-deductible debt conversion costs and amortization of intangible assets, through the second quarter of fiscal 2001. As a result of our large operating losses and asset write-offs and our expectation of future operating results, we determined that it is more likely than not that the additional income tax benefits which arose during the third quarter of fiscal 2001 will not be realized and we recognized no income tax benefit for losses incurred in the third quarter of fiscal 2001.

We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such benefits are more likely than not to be realized. Consequently, we expect our effective income tax rate will be approximately 0% for fiscal 2002.

Extraordinary Item
 During the first quarter of fiscal 2001, we purchased $35.0 million principal amount of our 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in a gain of $11.7 million. Such gain has been presented in the statement of operations as an extraordinary item, net of incomes taxes of $4.4 million.

Liquidity and Capital Resources
 Our cash and cash equivalents decreased by $46.2 million during the first nine months of fiscal 2002. Cash used in operating activities was $131.3 million for the fiscal 2002 period, compared to cash used in operating activities of $190.9 million for the comparable period in fiscal 2001. Operating cash flows for the fiscal 2002 period reflect our loss from continuing operations of $636.2 million offset by noncash charges (depreciation and amortization and other) of $467.8 million, and a net decrease in the non-cash components of working capital of $37.1 million.

The fiscal 2002 working capital decreases include a $25.7 million decrease in accounts receivable, principally due to our aggressive accounts receivable collection efforts, a $35.3 million increase in accounts payable and a $10.1 million decrease in inventories. These working capital changes were partially offset by a $14.0 million decrease in deferred revenue due to lower inventory levels at our major distributors and changes in other assets and liabilities totaling $20.0 million.

Cash provided by investing activities of $99.5 million for the first nine months of fiscal 2002 includes proceeds from net sales of marketable securities of $76.8 million and proceeds from the sale of assets of $71.8 million. Capital expenditures were $20.0 million, reflecting implementation of our cost reduction initiatives and lower capital expenditure requirements resulting from our transition to a fully fabless business model. Other investing activities included equity investments of $4.1 million and the payment of $25.0 million of contingent consideration for businesses acquired in fiscal 2000. Cash used in investing activities during the first nine months of fiscal 2001 principally consisted of net purchases of marketable securities of $168.8 million, capital expenditures of $98.6 million, and payments for investments, advances and acquisitions totaling $103.8 million.

Cash provided by financing activities of $14.9 million during the first nine months of fiscal 2002 consisted of proceeds from the exercise of stock options. In the first nine months of fiscal 2001, cash used in financing activities consisted of $65.0 million paid in connection with the conversion and repurchase of a portion of our convertible subordinated notes, partially offset by $13.3 million in proceeds from the exercise of stock options.

Upon completion of the Merger, Alpha and its subsidiaries purchased our semiconductor assembly, module manufacturing and test facility, located in Mexicali, Mexico and our package design team that supports the Mexicali facility. In connection with the purchase, we, Alpha and certain subsidiaries of Alpha entered into a financing agreement pursuant to which Alpha and a subsidiary of Alpha delivered to us promissory notes for $150 million (the Term Notes) guaranteed by Alpha and certain Alpha subsidiaries and secured by substantially all assets of Alpha, in payment of the purchase price for the Mexicali facility and the package design team. The Term Notes mature 50 percent in nine months and 50 percent in one year and bear interest initially at 10 percent, increasing to 12 percent in three months and 15 percent in six months. The financing agreement also provides for a revolving credit facility under which Alpha may borrow up to $100 million, less specified reserves, for one year at the same interest rate and with the same security applicable to the Term Notes. Currently, Alpha may borrow up to $75 million from us under the credit facility. As of the date hereof, no borrowings are outstanding under the credit facility.

Our principal sources of liquidity are our existing cash reserves (including the $150 million refunded deposit returned to us by a supplier in July 2002), available-for-sale marketable securities and cash generated from operations. Combined cash and cash equivalents and marketable securities at June 30, 2002 totaled $217.3 million compared to $338.9 million at September 30, 2001. Our working capital at June 30, 2002 was $529.8 million compared to $442.4 million at September 30, 2001. The overall working capital change principally reflects the notes receivable from Skyworks and the reclassification of the refundable deposit to current assets, offset by cash used in operations and cash payments for capital expenditures and investments.

While the dramatic changes in end-user demand from the levels we experienced in fiscal 2000 and the continued high levels of channel inventories have reduced visibility into future demand, we expect that these and other factors will continue to affect our revenues in fiscal 2002. The reduced level of revenues in relation to our operating costs—including our continued substantial investment in research and development—will adversely affect our results of operations. Consequently, we anticipate that we will continue to experience negative cash flows from operations in the near term. During fiscal 2001 and 2002, we reduced our capital expenditures and implemented a number of expense reduction initiatives, including workforce reductions, temporary shutdowns of our manufacturing facilities, the consolidation of certain facilities and salary reductions of 10% for senior management.

In July 2002 we paid the $21 million owed under the promissory notes we delivered as part of the consideration for the acquisition of the video compression business of iCompression. We may be required to pay additional consideration of up to $20 million pursuant to an earn-out provision if certain revenue milestones are achieved. In addition, we guaranteed the value of the shares we issued to iCompression and we may be required to make additional cash payments to iCompression for the difference between $12.00 and the market value per share of the shares of common stock delivered to iCompression (including the market value of Skyworks common stock received in respect thereof).

We believe that our existing sources of liquidity, together with cash expected to be generated from operations will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures and consideration payable to iCompression for at least the next twelve months. Although reduced capital expenditures are a key component of our fabless business model, we will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Recent Accounting Standards
 See Note 1 of Notes to Consolidated Condensed Financial Statements.

Critical Accounting Policies
 The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to allowances for doubtful accounts, inventories, long-lived assets, income taxes, warranties, restructuring costs and other contingencies. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

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

Certain Business Risks
 Our business, financial condition and operating results can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

You should carefully consider and evaluate all of the information in this Quarterly Report, including the risk factors listed below. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities. Except where otherwise noted, the financial information contained herein represents our continuing operations, excluding the discontinued wireless communications business and the Mexicali operations.

We have recently incurred substantial operating losses and we anticipate additional future losses.
 Our net revenues for the first nine months of fiscal 2002 were $443.8 million compared to $704.1 million for the first nine months of fiscal 2001 due to sharply reduced end-customer demand in many of the communications electronics end-markets which our products address. We incurred losses from continuing operations of $636.2 million in the first nine months of fiscal 2002 and $1.2 billion for fiscal 2001. Including our discontinued operations, we incurred a net loss of $704.6 million in the first nine months of fiscal 2002 and a net loss of $1.4 billion for fiscal 2001.

During fiscal 2001 and continuing into fiscal 2002, we implemented a number of expense reduction and restructuring initiatives to more closely align our cost structure with the current business environment. The cost reduction initiatives include a worldwide workforce reduction, temporary shutdowns of our manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for our senior management team until we return to profitability. However, these expense reduction initiatives alone will not return us to profitability. We expect that reduced end-customer demand, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term and we anticipate incurring additional losses in the fourth quarter of fiscal 2002 and in fiscal 2003. In order to return to profitability, we must achieve substantial revenue growth and we currently face an environment of uncertain demand in the markets our products address. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

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

During the late 1990’s and extending into 2000, the semiconductor industry in general, and communications applications in particular, enjoyed unprecedented growth, benefiting from the rapid expansion of the Internet and other communication services worldwide. During fiscal 2001 and 2002, we—like many of our customers and competitors—have been adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our communications semiconductor products and system solutions. The impact of weakened end-customer demand has been compounded by higher-than-normal levels of equipment and component inventories among our OEM, subcontractor and distributor customers. As a result of this sharply reduced demand across our product portfolio, we recorded $188.8 million of inventory write-downs in fiscal 2001. We expect that reduced levels of end-customer demand, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term.

In addition, an environment of weak end-customer demand and high levels of channel inventories has, in some cases, led to delays in payments for our products. During fiscal 2001, we recorded $23.1 million of provisions for uncollectible accounts receivable from slow-paying customers. In the event that our customers delay payments to us, or are unable to pay amounts owed to us, we may incur additional losses on our accounts receivable.

Demand for our products in each of the communications electronics end-markets which we address is subject to a unique set of factors, and a downturn in demand affecting one market may be more pronounced, or last longer, than a downturn affecting another of our markets. In particular, demand for the products sold by our Mindspeed Technologies business, which are incorporated into telecommunications and data communications infrastructure equipment, is recovering more slowly than demand for products offered by our Broadband Communications business, which are ultimately sold to individual consumers in products such as PCs, cable and satellite set-top boxes and other home networking products.

We are subject to intense competition.
 The semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete worldwide with a number of United States and international semiconductor manufacturers that are both larger and smaller than us in terms of resources and market share. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted and is expected to continue to result in declining average selling prices for our products. We also anticipate that additional competitors will enter our markets as a result of expected growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in certain markets of the industry. Moreover, as with many companies in the semiconductor industry, customers for certain of our products offer other products that compete with similar products offered by us.

We believe that the principal competitive factors for semiconductor suppliers in our market are:

•	time-to-market;

•	product quality, reliability and performance;

•	level of integration;

•	price and total system cost;

•	compliance with industry standards;

•	design and engineering capabilities;

•	strategic relationships with customers;

•	customer support; and

•	new product innovation.

The specific bases on which we compete vary by market. We cannot assure you that we will be able to successfully address these factors.

Many of our current and potential competitors have certain advantages over us, including:

•	longer presence in key markets;

•	greater name recognition;

•	access to larger customer bases; and

•	significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources.

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

Consolidation by industry participants has created entities with increased market share, customer base, technology and marketing expertise in markets in which we compete. These developments may significantly and adversely affect our current markets, the markets we are seeking to serve and our ability to compete successfully in those markets.

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

We may not be able to keep abreast of the rapid technological changes in our markets.
 The demand for our products can change quickly and in ways we may not anticipate because our markets generally exhibit the following characteristics:

•	rapid technological developments;

•	rapid changes in customer requirements;

•	frequent new product introductions and enhancements;

•	short product life cycles with declining prices over the life cycle of the product; and

•	evolving industry standards.

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

We may not be able to attract and retain qualified personnel necessary for the design, development and sale of our products. Our success could be negatively affected if key personnel leave.
 Our future success depends on our ability to continue to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel is intense in the semiconductor industry. We cannot assure you that we will be able to continue to attract and retain qualified management and other personnel necessary for the design, development and sale of our products.

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
 Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors, some of whom have rights to return unsold products to us. Sales to distributors accounted for approximately 27% and 23% of our net revenues for fiscal 2001 and the first nine months of fiscal 2002, respectively. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

During fiscal 2001, the communications electronics markets which we address were characterized by dramatic decreases in end-user demand and continued high levels of channel inventories that reduced visibility into future demand for our products. We expect that these and other factors will continue to affect our revenues in the near term. As a result of sharply reduced demand across our product portfolio, we recorded $188.8 million of inventory write-downs in fiscal 2001.

We are dependent upon third parties for the manufacture, assembly and test of our products.
 In March 2002 we contributed our Newport Beach wafer fabrication operations to Jazz, a joint venture in which we hold 45% ownership. In June 2002 we contributed our Newbury Park gallium arsenide wafer fabrication facility to Washington as part of the Distribution and Merger of our wireless communications business to form Skyworks. As a result, we are entirely dependent upon outside wafer fabrication facilities (known as foundries), including Jazz and Skyworks, for wafer fabrication services. Under our fabless business model, our long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. During times when the semiconductor industry is experiencing a shortage of wafer fabrication capacity, we may experience delays in shipments or increased manufacturing costs.

There are significant risks associated with our reliance on third-party foundries, including:

•	the lack of ensured wafer supply, potential wafer shortages and higher wafer prices;

•	limited control over delivery schedules, manufacturing yields, production costs and product quality; and

•	the unavailability of, or delays in obtaining, access to key process technologies.

We have entered into long-term supply arrangements with major foundry partners, including Jazz, to obtain external wafer manufacturing capacity. We have also entered into a supply agreement with Skyworks for the supply of specialty-process wafer fabrication services. However, these and other third-party foundries we use may allocate their limited capacity to fulfill their internal production requirements or the production requirements of other customers that are larger and better financed than we. If we choose to use a new foundry, it typically takes several months to complete the qualification process before we can begin shipping products from the new foundry.

Upon completion of the Distribution and the Merger, Skyworks purchased our Mexicali, Mexico assembly and test facility. As a result, we are dependent upon third parties, including Skyworks, for the assembly and test of all of our products. Our reliance on others to assemble and test our products subjects us to many of the same risks as are described above with respect to our reliance on outside wafer fabrication facilities.

The foundries and other suppliers on whom we rely may experience financial difficulties or suffer disruptions in their operations due to causes beyond our control, including labor strikes, work stoppages, electrical power outages, fire, earthquake, flooding or other natural disasters. Certain of our suppliers’ manufacturing facilities are located near major earthquake fault lines in California, Mexico and the Asia-Pacific region. In the event of a disruption of the operations of one or more of our suppliers, we may not have a second manufacturing source immediately available. Such an event could cause significant delays in shipments until we could shift the products from an affected facility or supplier to another facility or supplier. Certain manufacturing processes we rely on, including the silicon germanium and gallium arsenide semiconductor manufacturing processes, are highly specialized and are available from a limited number of suppliers. Alternate sources of manufacturing capacity, particularly wafer production capacity, may not be available to us on a timely basis. Even if alternate wafer production capacity is available, we may not be able to obtain it on favorable terms, or at all. Difficulties or delays in securing an adequate supply of our products on favorable terms, or at all, could impair our ability to meet our customers’ requirements and have a material adverse effect on our operating results.

In addition, the highly complex and technologically demanding nature of semiconductor manufacturing has caused foundries to experience from time to time lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Lower than anticipated manufacturing yields may affect our ability to fulfill our customers’ demands for our products on a timely basis. Moreover, lower than anticipated manufacturing yields may adversely affect our cost of goods sold and our results of operations.

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
 We believe that our existing sources of liquidity together with cash expected to be generated from operations will be sufficient to fund our research and development, capital expenditure, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case and we may need to obtain alternate sources of financing in the future. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

We are subject to the risks of doing business internationally.
 For fiscal 2001 and the first nine months of fiscal 2002, approximately 66% and 84% of our net revenues, respectively, were from customers located outside the United States, primarily in the Asia-Pacific and European countries. In addition, we have suppliers located outside the United States, including the Skyworks assembly and test facility in Mexicali, Mexico and third-party foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

Our past operating performance has been impacted by adverse economic conditions in the Asia-Pacific region, which have increased the uncertainty with respect to the long-term viability of certain of our customers and suppliers in the region. Sales to customers in Japan and other countries in the Asia-Pacific region, principally Taiwan and Hong Kong, represented approximately 50% and 66% of our net revenues in fiscal 2001 and the first nine months of fiscal 2002, respectively.

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
 Our revenues, earnings and other operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	fluctuations in manufacturing yields;

•	availability and cost of products from our suppliers;

•	the gain or loss of significant customers;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	new product and technology introductions by competitors;

•	changes in the mix of products produced and sold;

•	market acceptance of our products and our customers’ products;

•	intellectual property disputes;

•	seasonal customer demand;

•	the timing of receipt, reduction or cancellation of significant orders by customers; and

•	the timing and extent of product development costs.

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
 The trading price of our common stock fluctuates significantly. Since our common stock began trading publicly and through the date of the Distribution and Merger (June 25, 2002), the reported closing price of our common stock on the Nasdaq National Market was as high as $124.42 and as low as $3.16 per share. Subsequent to the Distribution and Merger, the reported closing price of our common stock has been as high as $2.59 and as low as $1.09 per share. This price may be influenced by many factors, including:

•	our operating and financial performance and prospects;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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
 Our former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. In connection with our spin-off from Rockwell, we assumed all liabilities in respect of environmental matters related to the former operations of our business. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us. In addition, we are engaged in remediations of groundwater contamination at our former Newport Beach, California wafer fabrication facility. We currently estimate the remaining costs for these remediations to be approximately $2.6 million and have accrued for these costs as of June 30, 2002.

In the United States, environmental regulations often require parties to fund remedial action regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. While we have not experienced any material adverse effect on our operations as a result of such regulations, we cannot assure you that the costs that might be required to complete remedial actions, if any, will not have a material adverse effect on our business, financial condition and results of operations.

Our management team is subject to a variety of demands for its attention.
 Our management currently faces a variety of challenges, including the implementation of our expense reduction and restructuring initiatives, the integration of a recently-acquired business and the anticipated separation of our Broadband Communications and Mindspeed Technologies businesses. While we believe that we have sufficient management resources to execute each of these initiatives, we cannot assure you that we will have these resources or that our initiatives will be successfully implemented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, marketable securities, short-term promissory notes receivable and long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2002, the carrying value of our cash and cash equivalents approximates fair value.

Our marketable debt securities (consisting of commercial paper, corporate bonds and government securities) principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale. As of June 30, 2002, unrealized gains and losses on these securities included in accumulated other comprehensive income were not significant.

We hold short-term promissory notes receivable from Skyworks and a subsidiary of Skyworks having an aggregate principal amount of $150 million, delivered to us in payment of the purchase price for our Mexicali assembly and test facility. These notes, 50 percent of which are due within nine months and 50 percent of which are due within one year, are not subject to significant interest rate risk.

Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our investments, notes receivable and long-term debt as of June 30, 2002:

(in millions)	Carrying Value	Fair Value

Cash and cash equivalents	$136.1	$136.1

Marketable debt securities	81.3	81.3

Notes receivable from Skyworks	150.0	150.0

Long-term debt	681.8	309.5

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

At June 30, 2002, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at June 30, 2002, a 10 percent change in currency rates would not have a significant effect on our consolidated financial position, results of operations or cash flows.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

In January 2002, the Company issued 94,572 shares of its common stock to the shareholders of Applied Telecom, Inc. pursuant to an earn-out in connection with the acquisition by the Company of Applied Telecom, Inc. The issuance of shares was pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the Securities Act). The holders of such shares have been granted certain registration rights.

In May 2002, the Company exchanged 2,233,469 shares of its common stock for approximately $28.0 million principal amount of its 4-1/4% Convertible Subordinated Notes due 2006. The issuance of shares was pursuant to an exemption from registration under the Securities Act.

In June 2002, the Company issued 1,250,000 shares of its common stock to iCompression, Inc., a wholly-owned subsidiary of GlobespanVirata, Inc. (iCompression), in connection with the acquisition by the Company of certain assets of iCompression. The issuance of shares was pursuant to an exemption from registration under Section 4(2) of the Securities Act. On July 29, 2002, the Company filed a registration statement on Form S-3 (Registration No. 333-97285) with the Securities and Exchange Commission registering the resale of these shares by iCompression, which registration statement has not been declared effective.

The Company received no cash proceeds from the issuance of these securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

2.1	Agreement and Plan of Reorganization dated as of December 16, 2001, as amended as of April 12, 2002, by and among Conexant, Washington and Alpha (excluding exhibits), filed as Exhibit 2.1 to Conexant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is incorporated herein by reference.

10.1	Contribution and Distribution Agreement dated as of December 16, 2001, as amended as of June 25, 2002, by and between Conexant and Washington (excluding schedules) filed as Exhibit 2.2 to Conexant’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10.2	Employee Matters Agreement dated as of June 25, 2002 by and among Conexant, Washington and Alpha (excluding schedules) filed as Exhibit 2.3 to Conexant’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10.3	Tax Allocation Agreement dated as of June 25, 2002 by and among Conexant, Washington and Alpha (excluding schedules) filed as Exhibit 2.4 to Conexant’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10.4	Mexican Stock Purchase Agreement dated as of June 25, 2002 by and between Conexant and Alpha (excluding exhibits and schedules) filed as Exhibit 99.1 to Conexant’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10.5	Amended and Restated Mexican Asset Purchase Agreement dated as of June 25, 2002 by and between Conexant and Alpha (excluding exhibits and schedules) filed as Exhibit 99.2 to Conexant’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10.6	U.S. Asset Purchase Agreement dated as of December 16, 2001, as amended as of June 25, 2002, by and between Conexant and Alpha (excluding exhibits and schedules) filed as Exhibit 99.3 to Conexant’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10.7	Financing Agreement dated as of June 25, 2002 by and among Alpha, certain of its subsidiaries identified therein and Conexant (excluding certain exhibits and schedules) filed as Exhibit 99.4 to Conexant’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

12	Statement re: Computation of Ratios

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer.

(b)  Reports on Form 8-K

Current Report on Form 8-K dated July 1, 2002, with respect to the Company’s disposition of its wireless communications business (Items 2 and 7).

Current Report on Form 8-K/A dated July 10, 2002, including pro forma financial information with respect to the Company’s disposition of its wireless communications business (Item 7).

Current Report on Form 8-K/A dated July 29, 2002, including additional pro forma financial information with respect to the Company’s disposition of its wireless communications business (Item 5).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)

Date: August 12, 2002	By	/s/ Balakrishnan S. Iyer

Balakrishnan S. Iyer Senior Vice President and Chief Financial Officer (principal financial officer)

Date: August 12, 2002	By	/s/ J. Scott Blouin

J. Scott Blouin Senior Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

12	Statement re: Computation of Ratios

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer.