Form 10-K
period 2002-09-30
CONEXANT SYSTEMS INC
filed 2002-12-17
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002*

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

     The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based on the closing price as reported on the Nasdaq National Market on December 6, 2002) was approximately $505.9 million. Shares of voting stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of December 6, 2002 was 266,089,745.

Documents Incorporated by Reference

     Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareowners to be held on February 26, 2003, are incorporated by reference into Part III of this Form 10-K.

*	For presentation purposes of this Form 10-K, references made to the September 30, 2002 period relate to the actual fiscal year ended September 27, 2002.

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

Mindspeed Technologies™ and AccessRunner™ are trademarks of Conexant Systems, Inc. Other brands, names and trademarks contained in this Annual Report are the property of their respective owners.

PART I

Item 1. Business

General

Conexant Systems, Inc. (“we”, “Conexant” or the “Company”) designs, develops and sells semiconductor system solutions for communications applications. Our expertise in mixed-signal processing allows us to deliver integrated systems and semiconductor products which facilitate communications worldwide through wireline voice and data communications networks and emerging cable, satellite and fixed wireless broadband communications networks. We operate in two business segments: our Broadband Communications business and Mindspeed Technologies™, our Internet infrastructure business.

On December 31, 1998, we became an independent publicly held company when Rockwell International Corporation (Rockwell) spun off the Company, then a wholly owned subsidiary of Rockwell, by means of a distribution (the Distribution) of all the outstanding shares of our common stock to the shareholders of Rockwell in a tax-free spin-off. Prior to the Distribution, the Company (formerly named Rockwell Semiconductor Systems, Inc.), together with certain other subsidiaries of Rockwell, operated Rockwell’s semiconductor systems business (Semiconductor Systems). As part of the Distribution, Rockwell transferred to us the assets and liabilities of Semiconductor Systems not already owned by us, including the stock of certain subsidiaries, and we transferred to Rockwell all assets and liabilities not constituting part of Semiconductor Systems, including all assets and liabilities of Rockwell’s electronic commerce business. We were incorporated as Rockwell Semiconductor Systems, Inc. in Delaware on September 16, 1996, and changed our name to Conexant Systems, Inc. on October 14, 1998. All references herein to us, Conexant or the Company for periods prior to the Distribution include Semiconductor Systems.

On June 25, 2002, we completed the distribution to Conexant shareholders of outstanding shares of our wholly owned subsidiary Washington Sub, Inc. (Washington), to which we contributed our wireless communications business, other than certain assets and liabilities which we retained, pursuant to the Contribution and Distribution Agreement dated as of December 16, 2001, as amended, by and between us and Washington (the Spin-off Transaction). Immediately thereafter, pursuant to the Agreement and Plan of Reorganization dated as of December 16, 2001, as amended as of April 12, 2002, by and among us, Washington and Alpha Industries, Inc. (Alpha), Washington merged with and into Alpha, with Alpha the surviving corporation (the Merger). As a result of the Spin-off Transaction and the Merger, Conexant shareholders received 0.351 of a share of Alpha common stock for each Conexant share held and continued to hold their Conexant shares. Upon completion of the Merger, Alpha and its subsidiaries purchased our semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico and our package design team that supports the Mexicali facility for $150 million. Effective June 26, 2002, Alpha changed its name to Skyworks Solutions, Inc. (Skyworks).

In March 2002, we and The Carlyle Group formed a new specialty foundry company named Jazz Semiconductor, Inc. (Jazz). We contributed our Newport Beach, California wafer fabrication operations and related assets and liabilities and certain intellectual property to Jazz in exchange for $19.3 million in cash and a 45% equity interest in Jazz, having an estimated fair value of $42.5 million. We also entered into a long-term supply arrangement with Jazz under which it provides capacity to meet a portion of our requirements for complementary metal-oxide semiconductor (CMOS) and specialty-process wafer fabrication services and we agreed to purchase certain minimum annual volumes of wafers during the first three years of the supply agreement. We purchase a substantial portion of our requirements for silicon-based semiconductor products from Jazz.

Throughout fiscal 2001 and continuing into fiscal 2002, we-like many of our customers and competitors-were adversely impacted by a broad slowdown affecting the technology sector, including most of the communications electronics end-markets which our products address. Our net revenues for fiscal 2002 and 2001 were $602 million and $847 million, respectively, compared to $1.8 billion for fiscal 2000. Although our revenues continue to reflect a substantial decline from previous levels, during fiscal 2002 we began to experience renewed demand in a number of the end markets addressed by our products and through the end of fiscal 2002 we achieved three consecutive quarters of sequential revenue growth.

We incurred net losses of $881 million for fiscal 2002 and $1.4 billion for fiscal 2001. As a result of our cost reduction initiatives, our strategic manufacturing realignment and the closure of certain facilities, in fiscal 2002 and 2001 we recorded special charges of $199.4 million and $389.6 million, respectively, for asset impairments and restructuring and other costs.

In September 2000, our Board of Directors approved in principle the separation of our Broadband Communications and Mindspeed Technologies businesses. Although business conditions have delayed the separation, we remain committed to completing the separation as soon as business and market conditions permit. The separation may be subject to the approval of our shareholders, the receipt of a ruling from the Internal Revenue Service that any related spin-off will qualify as a tax-free distribution and other conditions. We cannot assure you that we will successfully complete the separation.

Our Strategy

Our strategy is to build focused businesses providing semiconductor system solutions for broadband communications and Internet infrastructure applications. Key elements of our strategy include the following:

Target High-Growth Communications Markets

Our strategy is to identify segments of the broadband communications and Internet infrastructure markets offering the potential for high growth and to develop semiconductor system solutions for applications in these markets. For the broadband access markets, our semiconductor system solutions target new methods of connectivity through emerging digital subscriber line (DSL), cable and fixed wireless networks. Our Mindspeed Technologies business offers semiconductor networking solutions for Internet infrastructure applications that enable high-speed communications from the edge of the Internet to linked metropolitan area networks and long-haul networks.

Focus on System Solutions

We seek to capitalize on our design capabilities and communications systems knowledge by providing suppliers of communications electronics products with complete semiconductor system solutions. High levels of integration enhance the benefits of our products by reducing production costs through fewer external components, reduced board space and improved system assembly yields. These semiconductor system solutions provide our original equipment manufacturer (OEM) customers with hardware and software and, in some cases, a complete reference design. By combining all of the necessary communication functions for a complete system solution, we can deliver additional semiconductor content, thereby offering our existing and potential customers more compelling and cost-effective solutions.

Leverage Our Core Technology

Our strategy is to deploy technology building blocks, such as digital signal processors, mixed-signal processing cores and software across multiple product platforms. This strategy enables creation of economies of scale in research and development and facilitates a reduction in the time-to-market for key products. We intend to extend our core technology portfolio and, in parallel, seek alliances to gain access to critical intellectual property, thereby ensuring continued agility and flexibility to meet changing market and technology requirements.

Build Upon Strategic Customer Relationships

We believe a business partnership approach yields maximum value to the customer through multi-level organizational engagement and product roadmap alignment. Further, we believe that the strength of our relationships with leading customers in each of our markets is a competitive advantage that enables us to more effectively target our research and development investments. We seek to establish customer relationships with leading system OEMs in each of our addressed markets and we seek to gain market share by continuing to work closely with these customers. This strategy provides us with rapid feedback from our customers during the design process and increases the likelihood that our products will meet our customers’ cost and performance requirements for high-volume applications.

Operate as a Fabless Semiconductor Company

We operate as a fabless semiconductor company and outsource all of our manufacturing needs. This allows us to focus our resources on the design, development and marketing of our products while minimizing operating infrastructure and capital requirements. As a result, we maintain maximum flexibility in operations so that we can more rapidly adapt to changes in our customers’ needs and our target markets. We enter into strategic agreements with third parties, including Jazz and Skyworks, to gain access to wafer fabrication capacity (including advanced process technologies) and assembly and test services we require.

Broadband Communications Business

Our Broadband Communications business designs, develops and sells semiconductor system solutions that connect personal communications access products, such as set-top boxes, residential gateways, personal computers (PCs) and game consoles, to voice, video and data services over broadband connections, including asynchronous DSL (ADSL), cable and direct broadcast satellite systems. The Broadband Communications business also includes our foundation analog dial-up access portfolio, including PC data and fax modems, and our broadcast video encoder and decoder product family.

Our Broadband Communications semiconductor system solutions enable new methods of connectivity through telephony, cable and fixed wireless networks. An increasing amount of network traffic is comprised of bandwidth-intensive content, such as voice, data, video and other multimedia applications, creating a need for faster communications processing. This trend has been propelled by the significant increase in the number of telecommuters and small offices/home offices worldwide. As more bandwidth becomes available, the applications and uses of the external communications network encourage more online activities, such as shopping, downloading of music, watching and listening to sporting events on the PC and working from home. As these applications become more commonplace, we expect more opportunities to emerge for vendors to offer cost-effective home networking solutions. Home networking allows multiple users to share bandwidth throughout the home, providing cost savings from sharing hardware, software and high-speed Internet access. Additionally, home networking can also provide the flexibility and convenience of full-featured on-line computing from anywhere within the home.

Dial-Up Access Solutions

Our dial-up access products consist of Internet access solutions including 56 kilobits per second (Kbps) dial-up modem chipsets utilizing the V.90 and V.92 standards. We supply mixed-signal intensive, controllerless modem chipsets and software modem solutions that take advantage of the increasing power of PC central processors and use software to perform functions traditionally enabled by semiconductor components. In addition, we have extended sales of our modem portfolio beyond PC-related products to other end-user products and we offer embedded modem solutions for a host of emerging Internet appliances, including set-top boxes, Internet-connected televisions and game consoles, web phones and personal digital assistants.

Broadband Access Solutions

Our broadband access business is categorized into three focused product areas: broadband data access, broadband media access and video processing solutions.

Our broadband data access business is comprised of semiconductor solutions that connect personal communications access devices to broadband connections. During fiscal 2002, we increased unit shipments of our AccessRunnerTM ADSL modem solution and secured a number of design wins in support of service provider qualifications around the world. ADSL permits broadband transmission of data, voice and video over existing standard copper wire telephone lines at speeds of up to 8 megabits per second (Mbps). DSL technologies use a greater range of frequencies over copper wire than traditional telephone services, which in turn allows for greater bandwidth with which to send and receive information. During fiscal 2002, we unveiled a complete universal serial bus (USB) ADSL router-on-a-chip that can replace up to four devices, often obtained from multiple vendors. An ADSL router can support home networking through the shared use of high-speed Internet access and connectivity of multiple PCs and peripherals. Our scalable system architecture integrates all of the functions of a high-speed ADSL router.

Also during fiscal 2002, despite a lower than expected growth rate in the cable modem market, we increased shipments of our single-chip cable modem from the prior year. Our single-chip cable modem contains an embedded microprocessor-based media access controller for North American Data Over Cable Service Interface Specification (DOCSIS), European DOCSIS and digital video broadcasting applications. In addition, we introduced our single-chip silicon-based digital tuner, which supports both DOCSIS and Digital Video Broadcasting/Digital Audio Visual Council standards for computer cable modems and set-top boxes. This device seamlessly interfaces with our digital cable transceiver solutions. Cable modem technology is capable of delivering data, video, telephony and Internet access over existing coaxial cable networks at speeds up to 1,000 times faster than a standard voiceband analog modem. Our solution supports the peripheral component interconnect (PCI), USB and Ethernet interfaces for connection with a PC and has successfully completed the rigorous North American CableLabs and European tComLabs certifications with numerous customers. These certifications give consumers and cable operators the assurance that systems comply with DOCSIS specifications and will be interoperable among multiple cable modem vendors.

To support the distribution of broadband content throughout the home, we offer home networking products that enable personal communications devices to share data, voice and video using existing telephone line, coaxial cable, power line and wireless links. We have developed a portfolio of home network processors which can be used at the core of a variety of devices, such as residential gateways, that consumers may use to access the Internet and share content using a wide range of existing and emerging connectivity technologies to link a network of home PCs and peripheral devices. In addition to connecting broadband services to networks inside the home, these processors offer processing power sufficient to implement a full-featured Statefull Packet Inspection (SPI)-based firewall. The importance of a secure firewall is greater than ever with the increasing use of “always on” Internet access in both the home and small office environments.

Through our broadband media access business, we offer an extensive portfolio enabling digital cable, satellite and terrestrial set-top boxes. Our complete set-top box system solution incorporates a silicon tuner, a demodulator, a highly integrated media processor, a digital video encoder and a back-channel telephony modem. In fiscal 2002, we introduced new highly integrated front-end satellite set-top box silicon tuner and demodulator products. These products improve our set-top box system solution by offering a tightly integrated path for our customers to follow in the design of their next generation solutions. We have also unveiled a single-chip dual-stream demodulator addressing the personal video recording market. This device processes two channels of video streams within satellite set-top boxes, PC receivers and residential gateways, enabling users to record one channel while simultaneously watching a second channel.

During fiscal 2002, we acquired GlobespanVirata, Inc.’s video compression business to accelerate the development of our future Motion Picture Experts Group (MPEG) video products. This strategic acquisition enhances our portfolio by adding MPEG-2 and advanced MPEG-4 digital media compression technologies, which we believe are important to our long-term product strategy in the PC and set-top box markets.

This acquisition also contributed stand-alone MPEG video encoders and decoders, which augment our line of video processing solutions. Among these products, our digital video encoder integrated circuits (ICs) provide a combination of features, video performance and flexibility for today’s set-top box, PC video, digital video disk (DVD) and other video systems. These video encoder ICs convert digital video stored on DVDs or on other digital media, or digitally transmitted to a set-top box, into the analog signals which drive both standard and high definition televisions. In addition, our line of stand-alone video decoders and integrated PCI video decoders combine worldwide video standard support, integration and software support. Our analog video decoders are designed to convert analog signals received by a set-top box, PC video system or other consumer electronic analog video device into digital streams that can be displayed by a digital video monitor or saved using some form of digital recording media.

Our overall research and development efforts in the Broadband Communication business include building a comprehensive portfolio of products for a variety of access, delivery and display technologies converging on the television and associated set-top box, PC, residential gateway and other consumer electronics platforms. Key products in various stages of design and development include next-generation ADSL routers, cable modems, home network processors and set-top box systems.

Mindspeed Technologies Business

Our Mindspeed Technologies business designs, develops and sells semiconductor networking solutions for communications applications that extend from the edge of the Internet and throughout linked metropolitan area networks.

During the past decade there has been dramatic growth in the number of Internet users, which has driven increased consumer and business demand for more bandwidth-intensive data, video and voice applications and services. Although the pace of the growth of this demand has decreased over the past two years, communications service providers, or carriers, are continually upgrading and expanding their voice and data network infrastructure. Network infrastructure OEMs are enabling this expansion and upgrade process by developing and delivering to their carrier customers increasingly higher-bandwidth and lower-cost equipment solutions.

Semiconductors play a critical role in allowing network infrastructure OEMs to meet their customers’ networking equipment needs in terms of system performance, functionality and time-to-market. Semiconductors are key to enabling network infrastructure OEMs to offer products with improved bandwidth, speed, reliability, flexibility, power efficiency, size, scalability and adherence to industry standards. In addition to these general requirements that all network equipment must satisfy, equipment designed for access and transport applications in communications networks have specific semiconductor requirements.

Access applications encompass the “last mile” of the network infrastructure between a carrier and the end user, which is typically a residence or business. For access equipment applications, semiconductors must provide reliable, high-speed connectivity capable of aggregating or disaggregating data, voice and video traffic. Transport applications include the network infrastructure that prepares the diverse data, voice and video traffic for transport within various metropolitan and long distance networks and then transmits and switches the traffic throughout those networks. For transport equipment applications, semiconductors must provide physical-layer connectivity, information segmentation and classification, traffic management, switching and routing functionality. These features and functions require signal conversion and signal processing capabilities that are best addressed by highly integrated mixed-signal devices that combine analog and digital functions with high-performance digital circuitry and application software.

We provide network infrastructure OEMs a broad portfolio of advanced semiconductor networking solutions, ranging from physical-layer devices to higher-layer network processors, for their access and transport equipment. Our products can be classified into three focused product families: multiservice access products, T/E carrier products and asynchronous transfer mode (ATM) network processing solutions. Multiservice access products include voiceband processor solutions designed to support multiple voice and data services across wireline and wireless networks and are found in a variety of network access equipment, such as remote access concentrators, voice and media gateways, integrated access devices, private branch exchanges, digital loop carriers and wireless base stations. Our T/E carrier and ATM network processor products support both wide area network (WAN) access and transport applications. Our T/E carrier and ATM product portfolios are complemented by DSL and serializer/deserializer (SerDes) transceivers, crosspoint switches, clock and data recovery devices (CDRs), switch fabrics and physical media dependent devices supporting synchronous optical networking/synchronous digital hierarchy (SONET/SDH) and gigabit Ethernet/Fibre Channel digital transmission standards. These access and transport solutions are used in a variety of network equipment, including high-speed routers, ATM switches, optical switches, add-drop multiplexers, digital cross-connect systems, DSL access multiplexers, storage area servers and routers and dense wave division multiplexer equipment.

Multiservice Access Products

Our multiservice access processor products, designed to support voice and data services, are software configurable and implement a variety of services including dial-up and dedicated Internet access and wholesale Internet access for Internet service providers (ISPs). Our multiservice access device architecture combines the performance of a digital signal processor core with the flexibility of a microcontroller core to support our extensive suite of field-proven modulation techniques, echo cancellers, speech coders and communications protocols. Our multiservice access processors also implement voice-over-packet, voice-over-ATM, voice-over-DSL, Internet fax, wireless and multicast-based services. Recently, we introduced two products in a family of next-generation voice-over-packet communications convergence processors. These software-intensive solutions are capable of handling voice-over-

Internet protocol (VoIP) and voice-over-ATM traffic and are ideally suited for voice and media gateways designed to bridge wireline, wireless and enterprise networks.

T/E Carrier Products

Our T/E carrier products include physical-layer and link-layer communications device solutions for access, aggregation and transport of data, video and voice from the edge of the network to metropolitan and long haul telecommunications networks. Our T1/E1 and DS3/E3 carrier transceiver devices enable digital communications over twisted copper wire and include multi-port framers and line interface units (LIUs) for 1.5 Mbps to 45 Mbps data transmission, as well as multi-channel high-level data link channel (HDLC) protocol controllers. Recent product introductions include our multi-port DS3/E3 LIUs with integrated digital jitter attenuation functionality. These highly integrated, low-power solutions are designed for transmission applications including add-drop multiplexers, routers, ATM switches and digital cross-connect systems.

Our T/E carrier products are complemented by a family of multi-megabit symmetric DSL (SDSL) transceivers which provide incumbent and competitive local exchange carriers the ability to deliver Internet access at data rates of 1.5 Mbps to 8 Mbps in both directions, supporting telecommuting and branch office functions. Recent additions to our DSL transceiver family include low power, single-port and multi-port DSL products utilizing the next generation DSL standard called G.shdsl. G.shdsl enables simultaneous voice and data communications for worldwide DSL applications over longer distances than SDSL-based solutions.

ATM Network Processor Products

Our high-performance ATM/multi-protocol label switching (MPLS) network processors are designed to offer advanced switching and routing capabilities normally performed by complex and costly application-specific integrated circuits (ASICs). These software-programmable devices operate at data rates from 155 Mbps to 2.4 gigabits per second (Gbps) and are designed to combine the real-time control and management capabilities of an embedded processor to support scalable system designs. The advanced capabilities offered by our network processor devices include multi-protocol switching to enable integrated local area network (LAN) and WAN systems. Our network processor devices also offer multi-layer programmable switching and routing capabilities to support policy-based traffic management and programmable quality of service for traffic prioritization across disparate networks.

We also provide ATM physical-layer and segmentation and reassembly (SAR) devices supporting 155 and 622 Mbps applications. As our customers move toward greater levels of product integration, our ATM technology is being increasingly combined with our T/E carrier chipsets, HDLC devices, multiservice access processors and DSL transceivers to create complete semiconductor networking solutions.

Our three focused product families are complemented by a portfolio of networking transmission and switching solutions which support lower-speed SONET/SDH and packet-over-SONET applications. Our optical transceiver products for transmission applications include laser drivers, transimpedance amplifiers and post amplifiers supporting up to 3 Gbps applications. Our optical transceiver products also include CDRs and SerDes transceivers operating at 3.2 Gbps. Our switching portfolio includes high-density crosspoint switches and switch fabric devices. Our switch fabric chipset, configurable for up to 128 ports operating at 2.4 Gbps per port, enables data to be transferred between line cards in high capacity, high-speed network equipment. Target equipment applications for these switching products include high-density Internet protocol switches, storage area routers and digital cross-connect systems.

Our current research and development initiatives in Mindspeed Technologies focus on expansion of our next-generation voice-over-packet communications convergence processors, higher integration levels for our T/E carrier and ATM physical and link-layer communication devices and the development of our next-generation ATM/MPLS network processor family.

Research and Development

We have significant research, development, engineering and product design capabilities. At September 30, 2002, we had approximately 1,460 employees engaged in research and development activities at 19 design centers worldwide. Our design centers provide design engineering and product application support as well as after-sales customer service. The design centers are strategically located around the world to be in close proximity to our OEM customers and to take advantage of key technical and engineering talent.

We incurred research and development expenses of $323.8 million, $371.9 million and $322.9 million in fiscal 2002, 2001 and 2000, respectively.

Manufacturing

In March 2002, we contributed our Newport Beach, California wafer fabrication operations to Jazz, a joint venture in which we hold a minority ownership. In June 2002, we contributed our Newbury Park, California gallium arsenide wafer fabrication facility to Washington as part of the Spin-off Transaction and the Merger. These transactions completed our transition to a fully fabless business model.

Under our fabless business model, we no longer operate wafer fabrication facilities (known as foundries or fabs) and we use third parties for wafer fabrication services. We use complementary metal-oxide semiconductor (CMOS) process technology for the majority of our products. Jazz, Taiwan Semiconductor Manufacturing Corporation (TSMC) and United Microelectronics Corporation (UMC) are our principal suppliers of CMOS products. We also use bipolar and bipolar CMOS (BiCMOS) process technology for certain mixed-signal devices. These products are supplied primarily by Jazz and TSMC.

To obtain external wafer manufacturing capacity, we entered into a five-year supply arrangement with Jazz in March 2002 under which we purchase a substantial portion of our requirements for silicon-based semiconductor products. During the first two years of our supply arrangement with Jazz, our cost of wafers is an amount which approximates our historical cost. Thereafter, the cost of wafers will be based on market prices. Additionally, we are obligated to purchase (and Jazz is obligated to supply) certain minimum annual volumes of wafers during the first three years of the arrangement. In the event our actual wafer purchases are less than the required minimum volumes, we will be required to make additional payments to Jazz. Our expected minimum purchase obligations under the supply agreement with Jazz, net of a portion of the wafer purchase obligations assumed by a third party, will be approximately $71 million, $43 million and $14 million in fiscal 2003, 2004 and 2005, respectively. Our arrangements with other foundries generally do not provide us with any guaranteed levels of supply.

Upon completion of the Spin-off Transaction and the Merger, Skyworks purchased our Mexicali, Mexico assembly and test facility. We use third parties, including Skyworks, for the assembly and test of all of our products. We entered into a three-year supply agreement with Skyworks in June 2002, under which Skyworks provides us semiconductor assembly and test services at our former Mexicali, Mexico facility. Under this supply agreement, we are obligated to purchase (and Skyworks is obligated to supply) assembly and test services aggregating approximately $35 million during fiscal 2003. Thereafter and subject to certain conditions, we are obligated to offer Skyworks the opportunity to provide additional assembly and test services that we may need and Skyworks is obligated to make commercially reasonable efforts to provide such requested services during the three-year agreement.

We currently anticipate meeting each of the annual minimum purchase obligations under the long-term supply agreements with Jazz and Skyworks.

Customers, Marketing and Sales

We market and sell our semiconductor products and system solutions directly to leading OEMs of communication electronics products. We also sell to OEMs of communication electronics products indirectly through electronic components distributors and third-party electronic manufacturing service providers.

In our Broadband Communications business, our top five direct OEM customers are Canon Inc., Matsushita Electric Industrial Co. Ltd., Microsoft Corporation, Samsung Electronics Co., Ltd. and Thomson Corporation. We believe that significant indirect OEM customers of our broadband communications business include Apple Computer, Inc., Dell Computer Corporation, Hewlett-Packard Company, Motorola, Inc. and Sony Corporation.

In our Mindspeed Technologies business, our top five direct OEM customers are ADC Telecommunications, Inc., Alcatel Data Networks, S.A., Cisco Systems, Inc., Nokia Corporation and Tyco International Ltd. We believe that significant indirect OEM customers of our Mindspeed Technologies business include Huawei Technologies Co., Ltd., McData Corporation, NEC Corporation, Nortel Networks, Inc. and Siemens A.G.

Revenues derived from customers located in the Americas, Europe, Japan and the Asia-Pacific region were 21%, 12%, 8% and 59%, respectively, of our net revenues for fiscal 2002. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe.

We have a worldwide sales organization comprised of approximately 230 employees as of September 30, 2002, with 11 domestic and 14 international sales offices. To complement our direct sales and customer support efforts, we also sell our products through approximately 26 independent manufacturers’ representatives and approximately 45 distributors and dealers. In addition, our design and applications engineering staff is actively involved with customers during all phases of design and production and provides customer support through our worldwide sales offices, which are generally in close proximity to customers’ facilities.

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products, with such purchase orders officially acknowledged by us according to our own terms and conditions. Because industry practice allows customers to cancel orders with limited advance notice to us prior to shipment, we believe that backlog as of any particular date is not a reliable indicator of our future revenue levels.

Competition

The communications semiconductor industry in general, and the markets in which we compete in particular, are intensely competitive. We compete worldwide with a number of U.S. and international suppliers that are both larger and smaller than us in terms of resources and market share. We anticipate that additional competitors will enter our markets and expect intense price and product competition to continue.

In the Broadband Communications business, we compete primarily with Agere Systems, Inc., Analog Devices, Inc., Broadcom, Inc., Centillium Communications, Inc., GlobespanVirata, Inc., Infineon Technologies A.G., LSI Logic Corporation, Microtune, Inc., PC-Tel, Inc., Philips Electronics N.V., Samsung Electronics Co. Ltd., STMicroelectronics N.V. and Texas Instruments Incorporated.

In our Mindspeed Technologies business, our competitors include Agere Systems, Inc., Analog Devices, Inc., Applied Micro Circuits Corporation, Broadcom, Inc., Exar Corporation, GlobespanVirata, Inc., Infineon Technologies A.G., Intel Corporation, Maxim Integrated Products, Inc., Metalink Ltd., Motorola, Inc., PMC-Sierra, Inc., Texas Instruments Incorporated, TranSwitch Corporation and Vitesse Semiconductor Corporation.

Intellectual Property and Proprietary Rights

We own or license a number of United States and foreign patents and patent applications related to our products, processes and technologies. We are also cross-licensed under a number of intellectual property portfolios in the industry that are relevant to our technologies and products. We have filed and received federal and international trademark registrations of our Conexant and Mindspeed trademarks. In addition, we have registered or applied to register a number of additional trademarks applicable to our products. We believe that intellectual property, including patents, patent applications, licenses, and trademarks are of material importance to our business. In addition to protecting our proprietary technologies and processes, we constantly strive to strengthen and enhance our intellectual property portfolio. We use the portfolio to seek licensing opportunities, to negotiate cross-licenses with other intellectual property portfolios, to gain access to intellectual property of others and to avoid, defend against or settle litigation. While in the aggregate our patents, patent applications, licenses and trademarks are considered important to our operations, they are not considered of such importance that the loss or termination of any one of them would materially affect our business or financial condition.

Various claims of patent infringement have been made against us. We believe that none of these claims will have a material adverse effect on our financial position or results of operations. In connection with our spin-off from Rockwell, we assumed all liabilities in respect of intellectual property matters related to current and former operations of Semiconductor Systems.

Environmental Regulation

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had, and will continue to have, an impact on our former manufacturing operations. To date, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition.

In connection with our spin-off from Rockwell, we assumed all liabilities in respect of environmental matters related to the former manufacturing operations of the Company. We have been designated as a potentially responsible party and are engaged in ground water remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us. In addition, we are engaged in a remediation of groundwater contamination at our former Newport Beach, California facility. We currently estimate the remaining costs for these remediations to be approximately $2.5 million and have accrued for these costs as of September 30, 2002.

We believe that our expenditures necessary for the resolution of environmental claims will not have a material adverse effect on our liquidity and capital resources, competitive position or financial condition. We cannot assess the possible effect of compliance with future requirements.

Cyclicality; Seasonality

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry, and in our business in particular. Periods of industry downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These factors cause substantial fluctuations in our revenues and our results of operations. We have experienced these cyclical fluctuations in our business in the past and may experience cyclical fluctuations in the future.

Sales of our Broadband Communications products are subject to seasonal fluctuation related to the increase in sales of end-user products which include our products, such as PCs, set-top boxes, game consoles and facsimile machines, generally associated with the holiday season in December. Our sales of semiconductor products and system solutions used in these products generally increase beginning in August and September and continue at a higher level through the end of the calendar year.

Employees

As of September 30, 2002, we had approximately 2,460 full-time employees, including approximately 1,520 in our Broadband Communications business and approximately 940 in our Mindspeed Technologies business. Approximately 1,470 of our employees are engineers. None of our employees are covered by collective bargaining agreements.

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

You should carefully consider and evaluate all of the information in this Annual Report, including the risk factors listed below. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities. Except where otherwise noted, the financial information contained herein represents our continuing operations, excluding the discontinued wireless communications business and Mexicali operations.

We have recently incurred substantial operating losses and we anticipate additional future losses.

Our net revenues for fiscal 2002 were $602 million compared to $847 million for fiscal 2001 and $1.8 billion for fiscal 2000 due to sharply reduced end-customer demand in many of the communications electronics end-markets which our products address. We incurred losses from continuing operations of $812 million in fiscal 2002 and $1.2 billion in fiscal 2001. Including our discontinued operations, we incurred a net loss of $881 million in fiscal 2002 and a net loss of $1.4 billion for fiscal 2001.

During fiscal 2001 and fiscal 2002, we implemented a number of expense reduction and restructuring initiatives to more closely align our cost structure with the current business environment. The cost reduction initiatives include a worldwide workforce reduction, temporary shutdowns of our manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for our senior management team until we return to profitability. However, these expense reduction initiatives alone will not return us to profitability. We expect that reduced end-customer demand, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term. In order to return to profitability, we must achieve substantial revenue growth and currently we continue to face an environment of uncertain demand in many of the markets our products address. While we expect our Broadband Communications segment will return to operating profitability in fiscal 2003, on a consolidated basis we anticipate incurring additional losses from our continuing operations. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry, and in our business in particular. Periods of industry downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These factors cause substantial fluctuations in our revenues and our results of operations. We have experienced these cyclical fluctuations in our business in the past and may experience cyclical fluctuations in the future.

During the late 1990’s and extending into 2000, the semiconductor industry in general, and communications applications in particular, enjoyed unprecedented growth, benefiting from the rapid expansion of the Internet and other communication services worldwide. During fiscal 2001 and 2002, we--like many of our customers and competitors--were adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our communications semiconductor products and system solutions. The impact of weakened end-customer demand was compounded by higher-than-normal levels of equipment and component inventories held by many of our OEM, subcontractor and distributor customers in fiscal 2001. As a result of this sharply reduced demand across our product portfolio, we recorded $188.8 million of inventory write-downs in fiscal 2001. We expect that reduced levels of end-customer demand, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term.

In addition, this environment of weak end-customer demand has, in some cases, led to delays in payments for our products. During fiscal 2001, we recorded $23.1 million of provisions for uncollectible accounts receivable from slow-paying customers. In the event that our customers delay payments to us, or are unable to pay amounts owed to us, we may incur additional losses on our accounts receivable.

Demand for our products in each of the communications electronics end-markets which we address is subject to a unique set of factors, and a downturn in demand affecting one market may be more pronounced, or last longer, than a downturn affecting another of our markets. In particular, demand for the products sold by our Mindspeed Technologies business, which are incorporated into telecommunications and data communications infrastructure equipment, is recovering more slowly than demand for products offered by our Broadband Communications business, which are ultimately sold to individual consumers in products such as PCs, cable and satellite set-top boxes and other small office and home networking products.

We are subject to intense competition.

The communications semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete worldwide with a number of United States and international semiconductor manufacturers that are both larger and smaller than us in terms of resources and market share. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted and is expected to continue to result in declining average selling prices for our products. We also anticipate that additional competitors will enter our markets as a result of expected growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in certain markets of the industry. Moreover, as with many companies in the semiconductor industry, customers for certain of our products offer other products that compete with similar products offered by us.

We believe that the principal competitive factors for semiconductor suppliers in our addressed markets are:

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

In addition, prices of established products may decline, sometimes significantly and rapidly, over time. We believe that in order to remain competitive we must continue to reduce the cost of producing and delivering existing products at the same time that we develop and introduce new or enhanced products. We cannot assure you that we will be able to continue to reduce the cost of our products to remain competitive.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors, some of whom have rights to return unsold products to us. Sales to distributors accounted for approximately 41% of our net revenues for fiscal 2002. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

During fiscal 2001, the communications electronics markets which we address were characterized by dramatic decreases in end-user demand and high levels of channel inventories that reduced visibility into future demand for our products. As a result of this sharply reduced demand across our product portfolio, we recorded $188.8 million of inventory write-downs in fiscal 2001.

We are dependent upon third parties for the manufacture, assembly and test of our products.

In March 2002 we contributed our Newport Beach wafer fabrication operations to Jazz, a joint venture in which we hold a minority ownership. In June 2002 we contributed our Newbury Park gallium arsenide wafer fabrication facility to Washington as part of the Spin-off Transaction and the Merger. As a result, we are entirely dependent upon outside wafer fabrication facilities (known as foundries), including Jazz and Skyworks, for wafer fabrication services. Under our fabless business model, our long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. During times when the semiconductor industry is experiencing a shortage of wafer fabrication capacity, we may experience delays in shipments or increased manufacturing costs.

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

Upon completion of the Spin-off Transaction and the Merger, Skyworks purchased our Mexicali, Mexico assembly and test facility. As a result, we are dependent upon third parties, including Skyworks, for the assembly and test of all of our products. Our reliance on others to assemble and test our products subjects us to many of the same risks as are described above with respect to our reliance on outside wafer fabrication facilities.

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

We believe that our existing sources of liquidity together with cash expected to be generated from product sales will be sufficient to fund our operations, research and development, capital expenditure, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case and we may need to obtain alternate sources of financing in the future. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

We are subject to the risks of doing business internationally.

For fiscal 2002, approximately 83% of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific and European countries. In addition, we have suppliers located outside the United States, including the Skyworks assembly and test facility in Mexicali, Mexico and third-party foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

Our past operating performance has been impacted by adverse economic conditions in the Asia-Pacific region, which have increased the uncertainty with respect to the long-term viability of certain of our customers and suppliers in the region. Sales to customers in Japan and other countries in the Asia-Pacific region, principally Taiwan and Hong Kong, represented approximately 67% of our net revenues in fiscal 2002.

We enter into foreign currency forward exchange contracts to minimize risk of loss from currency exchange rate fluctuations for foreign currency commitments entered into in the ordinary course of business. We have not entered into foreign currency forward exchange contracts for other purposes. Our financial condition and results of operations could be affected (adversely or favorably) by currency fluctuations.

Our operating results may be negatively affected by substantial quarterly and annual fluctuations and market downturns.

Our revenues, earnings and other operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	fluctuations in manufacturing yields;

•	availability and cost of products from our suppliers;

•	the gain or loss of significant customers;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	new product and technology introductions by competitors;

•	changes in the mix of products we develop and sell;

•	market acceptance of our products and our customers’ products;

•	intellectual property disputes;

•	seasonal customer demand;

•	the timing of receipt, reduction or cancellation of significant orders by customers; and

•	the timing and extent of product development costs.

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

The trading price of our common stock fluctuates significantly. Since our common stock began trading publicly and through the date of the Spin-off Transaction and the Merger (June 25, 2002), the reported closing price of our common stock on the Nasdaq National Market was as high as $124.42 and as low as $3.16 per share. Subsequent to the Spin-off Transaction and the Merger, the reported closing price of our common stock has been as high as $2.59 and as low as $0.53 per share. This price may be influenced by many factors, including:

•	our operating and financial performance and prospects;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	our inclusion in, or removal from, any equity market indices;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their patents and technology. Any litigation to determine the validity of claims that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling we could be required to:

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

Our former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. In connection with our spin-off from Rockwell, we assumed all liabilities in respect of environmental matters related to the former operations of our business. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us. In addition, we are engaged in remediations of groundwater contamination at our former Newport Beach, California wafer fabrication facility. We currently estimate the remaining costs for these remediations to be approximately $2.5 million and have accrued for these costs as of September 30, 2002.

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

Our management currently faces a variety of challenges, including the implementation of our expense reduction and restructuring initiatives. While we believe that we have sufficient management resources to execute each of these initiatives, we cannot assure you that we will have these resources or that our initiatives will be successfully implemented.

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

Executive Officers

Our executive officers are:

Name	Age	Position

Dwight W. Decker	52	Chairman of the Board and Chief Executive Officer
Scott L. Allen	46	Vice President, Communications, Broadband Communications
J. Scott Blouin	52	Senior Vice President, Chief Accounting Officer and Controller
Lewis C. Brewster	38	Senior Vice President, Worldwide Sales
Raouf Y. Halim	42	Senior Vice President and Chief Executive Officer, Mindspeed Technologies
Balakrishnan S. Iyer	46	Senior Vice President and Chief Financial Officer and Director
Dennis E. O’Reilly	58	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer
Kerry K. Petry	53	Vice President and Treasurer
Ashwin Rangan	43	Senior Vice President and Chief Information Officer
F. Matthew Rhodes	45	Senior Vice President and President, Broadband Communications
Thomas A. Stites	47	Senior Vice President, Communications
Michael H. Vishny	39	Senior Vice President, Human Resources, Broadband Communications
Bradley W. Yates	44	Senior Vice President, Human Resources

There are no family relationships among our directors or executive officers. Set forth below are the name, office and position held with the Company and principal occupations and employment during the past 5 years of each of our executive officers.

Dwight W. Decker – Chairman of the Board and Chief Executive Officer since December 1998; Senior Vice President of Rockwell International Corporation (electronic controls and communications) and President, Rockwell Semiconductor Systems from July 1998 to December 1998; and Senior Vice President of Rockwell and President, Rockwell Semiconductor Systems and Electronic Commerce prior thereto. Mr. Decker received a Ph.D. in applied mathematics from the California Institute of Technology and a B.Sc. in mathematics and physics from McGill University.

Scott L. Allen – Vice President, Communications, Broadband Communications since February 2001; Executive Director of Public Relations from February 2000 to February 2001; Director of Worldwide Public Relations of Advanced Micro Devices (semiconductors) from November 1997 to February 2001 and Senior Manager of Multimedia and Publications of Advanced Micro Devices prior thereto. Mr. Allen holds a B.A. in journalism from San Jose State University.

J. Scott Blouin – Senior Vice President, Chief Accounting Officer and Controller since March 2002; Senior Vice President and Chief Accounting Officer from January 2001 to March 2002; Chief Financial Officer of Burr-Brown Corporation (semiconductors) from February 1996 to August 2000. Mr. Blouin received an M.B.A. from Wake Forest University and a B.S. in administration from the University of New Hampshire at Durham.

Lewis C. Brewster – Senior Vice President, Worldwide Sales since December 1998; Vice President, Worldwide Sales of Rockwell Semiconductor Systems from January 1998 to December 1998; and Executive Director, Americas Sales of Rockwell Semiconductor Systems prior thereto. Mr. Brewster received an M.B.A. from Stanford University and a B.S. in electrical engineering and biomedical engineering from Duke University.

Raouf Y. Halim – Senior Vice President and Chief Executive Officer, Mindspeed Technologies since February 2001; Senior Vice President and General Manager, Network Access from January 1999 to February 2001; and Vice President and General Manager, Network Access Division of Rockwell Semiconductor Systems prior thereto. Mr. Halim received an M.S. in electrical engineering from the Georgia Institute of Technology and a B.Sc. in electrical engineering from Alexandria University.

Balakrishnan S. Iyer – Senior Vice President and Chief Financial Officer since December 1998 and Director since February 2002; Senior Vice President and Chief Financial Officer of Rockwell Semiconductor Systems from October 1998 to December 1998; and Senior Vice President and Chief Financial Officer of VLSI Technology, Inc. (semiconductors) prior thereto. Mr. Iyer received an M.B.A. from The Wharton School of the University of Pennsylvania, an M.S. in industrial engineering from the University of California, Berkeley and a B.S. in mechanical engineering from the Indian Institute of Technology.

Dennis E. O’Reilly – Senior Vice President, General Counsel, Secretary and Chief Compliance Officer since December 1998; Director of Business Development of Intel Corporation’s Mobile and Handheld Products Group (semiconductors) from September 1997 to December 1998; Group Counsel of Intel Corporation prior thereto. Mr. O’Reilly received a J.D. from Boston University School of Law and a B.A. from the State University of New York at Binghamton.

Kerry K. Petry – Vice President and Treasurer since December 1998; Vice President and Treasurer of Rockwell Semiconductor Systems from October 1998 to December 1998; and Assistant Treasurer and Director of Domestic Treasury Operations of Rockwell prior thereto. Mr. Petry received an M.B.A. from Virginia Polytechnic Institute & State University and a B.S. in accounting from West Virginia University.

Ashwin Rangan – Senior Vice President and Chief Information Officer since December 1998; Senior Vice President and Chief Information Officer of Rockwell Semiconductor Systems from October 1998 to December 1998; and Executive Director, Business Process Re-engineering and Information Technology of Rockwell Semiconductor Systems prior thereto. Mr. Rangan received an M.S. in industrial engineering and management with an emphasis in operations management and information systems from the National Institute of Industrial Engineering in Bombay, India, a B. Engr. in mechanical engineering and an A.A. from Bangalore University.

F. Matthew Rhodes – Senior Vice President and President, Broadband Communications since May 2002; Senior Vice President and General Manager, Personal Computing from January 2000 to May 2002; Vice President and General Manager, Personal Computing Division of Rockwell Semiconductor Systems from October 1998 to December 1998; Director, Software Products Marketing of Rockwell Semiconductor Systems from January 1997 to October 1998; and Director, VLSI Technology of Pacific Communications Services Inc. (communications systems design) prior thereto. Mr. Rhodes received an M.B.A. from the Anderson Graduate School of Management of the University of California, Los Angeles, an M.S. in electrical engineering from Lehigh University and a B.S. in physics from The Pennsylvania State University.

Thomas A. Stites – Senior Vice President, Communications since December 1998; Vice President, Communications of Advanced Micro Devices from 1992 to December 1998. Mr. Stites received a B.A. in journalism from the University of Colorado.

Michael H. Vishny – Senior Vice President, Human Resources, Broadband Communications since January 2002; Vice President and Chief Human Resources Officer for U.S. Robotics Corporation (semiconductors) from January 2001 to July 2001; and Vice President of Human Resources and Internal Communications for the Business Segment of Gateway Computers prior thereto. Mr. Vishny received an M.A. in labor and industrial relations and a B.S. in business administration from the University of Illinois at Urbana-Champaign.

Bradley W. Yates – Senior Vice President, Human Resources since January 2000; Vice President, Human Resources of Siebel Systems, Inc. (software) from September 1999 to December 1999; and Vice President, Human Resources of AT&T Wireless Services’ Los Angeles Cellular partnership with Bell South Corporation prior thereto. Mr. Yates received an M.S. in strategic human resource management from the University of Dayton and a B.S. in business administration from San Diego State University.

Available Information

We maintain an Internet website at http://www.conexant.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, along with our annual report to shareowners and other information related to our company, are available free of charge on this site. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2. Properties

     Our headquarters and principal design center in Newport Beach, California consist of approximately 108,000 square feet of owned and approximately 578,000 square feet of leased floor space. An additional 343,000 square feet of owned floor space at our Newport Beach facility is leased to Jazz. At September 30, 2002, we also operated 19 design centers and 25 sales offices at locations in North America, Europe and the Asia-Pacific region. These facilities had an aggregate of approximately 443,000 square feet of leased floor space. We believe our properties have been well maintained, are in sound operating condition and contain all the equipment and facilities necessary to operate at present levels.

     Our California facilities, including our headquarters and principal design center, are located near major earthquake fault lines. We maintain no earthquake insurance with respect to these facilities. Certain of our facilities are located in countries that may experience civil unrest, including Israel.

Item 3. Legal Proceedings

Plasma Physics Corporation (Plasma) has sued the Company for alleged patent infringement in a case currently pending in the United States District Court for the Eastern District of New York, Civil Action No. CV 02 3473. This action was filed on June 14, 2002 and alleges that the Company is now, and in the past has been, infringing two patents. The complaint alleges that the Company has infringed the patents by making and/or importing into the United States or offering to sell, selling, and/or using within the United States semiconductor wafer products made by processes claimed in one or more claims of the patents. In its complaint, Plasma is seeking treble damages, injunctive relief and an exceptional case determination under 35 U.S.C. §285 that would award Plasma its costs, expenses and reasonable attorneys’ fees. The Company is pursuing a number of meritorious defenses to Plasma’s claims and is demanding indemnification from Novellus Corporation, the manufacturer of the equipment that allegedly employs the methods claimed to infringe the patents. This matter is presently in its preliminary stages and the Court has not yet entered a scheduling order.

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

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended September 30, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock began trading on the Nasdaq National Market under the symbol “CNXT” on January 4, 1999. The following table lists the high and low per share sale prices for our common stock as reported by the Nasdaq National Market for the periods indicated.

	High	Low

Fiscal year ended September 30, 2001:
First quarter	$43.25	$13.75
Second quarter	21.50	8.19
Third quarter	12.75	6.90
Fourth quarter	12.85	7.25
Fiscal year ended September 30, 2002:
First quarter	$18.11	$6.57
Second quarter	16.51	9.21
Third quarter (1)	13.63	1.03
Fourth quarter	2.74	1.03

(1)	Sales prices for our common stock for the third quarter of fiscal 2002 reflect the completion of the Spin-off Transaction and the Merger on June 25, 2002. As a result of the Spin-off Transaction and the Merger, Conexant shareholders received 0.351 of a share of common stock of Skyworks Solutions, Inc. for each Conexant share held and continued to hold their Conexant shares.

At December 6, 2002, there were approximately 47,440 holders of record of our common stock.

We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business, and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

The following selected financial data for the five years ended September 30, 2002 was derived from the consolidated financial statements of Conexant and subsidiaries and its predecessor Rockwell Semiconductor Systems, Inc., representing the semiconductor systems business of Rockwell International Corporation (Rockwell) and subsidiaries. In June 2002, Conexant completed the spin-off of its wireless communications business and the sale of its Mexicali operations. The selected financial data for all periods have been restated to reflect the wireless communications business and Mexicali operations as discontinued operations.

The financial data as of and for the years ended September 30, 2002, 2001, 2000 and 1999 are derived from the audited consolidated financial statements of Conexant. The financial data as of and for the year ended September 30, 1998 are derived from the audited combined financial statements of Semiconductor Systems as part of Rockwell. The fiscal 1999 selected financial data include the operating results of Conexant while it was part of Rockwell prior to January 1, 1999. The financial data for periods prior to January 1, 1999 are not necessarily indicative of what the financial position or results of operations would have been had Conexant been an independent public company during those periods. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	2002 (1)	2001 (1)	2000 (1)	1999	1998

	(in thousands, except per share amounts)
Statement of Operations Data
Net revenues:
Broadband Communications	$521,726	$541,688	$1,211,410	$990,486	$977,895
Mindspeed Technologies	80,036	305,368	579,206	277,613	143,270

Total	601,762	847,056	1,790,616	1,268,099	1,121,165
Cost of goods sold	347,331	751,554	926,197	766,553	800,348

Gross margin	254,431	95,502	864,419	501,546	320,817
Operating expenses:
Research and development	323,811	371,942	322,855	243,585	285,601
Selling, general and administrative	165,250	250,808	236,989	200,527	230,652
Amortization of intangible assets	331,877	324,805	154,679	8,364	11,020
Special charges (2)	199,365	389,616	35,000	36,474	190,086
Purchased in-process research and development	—	—	191,348	—	—

Total operating expenses	1,020,303	1,337,171	940,871	488,950	717,359

Operating income (loss)	(765,872)	(1,241,669)	(76,452)	12,596	(396,542)
Debt conversion costs	(10,435)	(42,584)	—	—	—
Other income (expense), net	(37,168)	389	6,329	5,989	8,271

Income (loss) before income taxes	(813,475)	(1,283,864)	(70,123)	18,585	(388,271)
Provision (benefit) for income taxes	(1,139)	(106,310)	63,036	5,575	(151,682)

Income (loss) from continuing operations	(812,336)	(1,177,554)	(133,159)	13,010	(236,589)
Loss from discontinued operations (3)	(68,431)	(275,064)	(57,768)	(81)	(25,627)

Income (loss) before extraordinary item	(880,767)	(1,452,618)	(190,927)	12,929	(262,216)
Extraordinary gain (4)	—	7,284	—	—	—

Net income (loss)	$(880,767)	$(1,445,334)	$(190,927)	$12,929	$(262,216)

Income (loss) from continuing operations per share (5):
Basic	$(3.14)	$(4.81)	$(0.63)	$0.07	$(1.20)
Diluted	(3.14)	(4.81)	(0.63)	0.06	(1.20)
Segment Operating Performance
Segment operating income (loss) (6):
Broadband Communications	$(50,389)	$(296,328)	$184,008	$37,583	$(145,482)
Mindspeed Technologies	(184,435)	(221,527)	127,326	19,851	(49,954)

Total	$(234,824)	$(517,855)	$311,334	$57,434	$(195,436)

Balance Sheet Data
Working capital	$441,204	$442,354	$1,319,134	$604,453	$256,689
Total assets	1,911,035	2,815,480	4,416,197	1,841,950	1,418,530
Long-term obligations	681,825	709,849	999,997	350,000	—
Shareholders’ equity	947,827	1,773,176	2,906,759	1,035,153	1,009,375

(1)	In fiscal 2002, we acquired the video compression business of iCompression, Inc., a wholly owned subsidiary of GlobespanVirata, Inc. In fiscal 2001, we acquired HyperXS Communications, Inc. In fiscal 2000, we completed nine acquisitions in our continuing operations, including Microcosm Communications Limited in January; Maker Communications, Inc. in March; HotRail, Inc. in June; and Novanet Semiconductor Ltd. and NetPlane Systems, Inc. in September. As a result of these acquisitions, during fiscal 2002, 2001 and 2000 we recorded $331.9 million, $324.8 million and $154.7 million, respectively, in amortization of goodwill and other acquisition-related intangible assets and in fiscal 2000 we recorded charges of $191.3 million related to purchased in-process research and development.

(2)	In fiscal 2002, we recorded special charges of $199.4 million, principally related to the impairment of goodwill and intangible assets and restructuring activities. In fiscal 2001, we recorded special charges of $389.6 million, principally related to the impairment of certain manufacturing assets and restructuring activities. In fiscal 2000, we recorded special charges of $35.0 million related to the settlement of certain litigation. In fiscal 1998, we recorded special charges of $147.1 million related to restructuring actions and $43.0 million related to litigation. In fiscal 1999, we recorded additional special charges of $36.5 million related to the restructuring actions we initiated in fiscal 1998.

(3)	Loss from discontinued operations (net of income taxes) for all periods represents the operating results of our former wireless communications business and our Mexicali operations which we disposed of in June 2002.

(4)	In fiscal 2001, we recorded an extraordinary gain on the extinguishment of debt, net of income taxes of $4.4 million.

(5)	Income (loss) from continuing operations per share for all periods reflects our October 1999 2-for-1 stock split. Because we were not an independent company during all of fiscal years 1998 and 1999, income (loss) per share amounts for those years are calculated as if our spin-off from Rockwell had occurred on October 1, 1997.

(6)	Segment operating income (loss) excludes amortization of intangible assets, special charges, IPRD and stock compensation costs. Special charges excluded from segment operating income (loss) consist of asset impairments, restructuring charges, the settlement of certain litigation, separation costs and losses on the disposal of certain assets. See Note 15 of Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, develop and sell semiconductor system solutions for communications applications. Our expertise in mixed-signal processing allows us to deliver integrated systems and semiconductor products which facilitate communications worldwide through wireline voice and data communications networks and emerging cable, satellite and fixed wireless broadband communications networks. We operate in two business segments: our Broadband Communications business and Mindspeed Technologies™, our Internet infrastructure business.

Except where otherwise noted, this discussion of our financial condition and results of operations represents our continuing operations, excluding our discontinued wireless communications business and Mexicali operations.

Our Broadband Communications business designs, develops and sells semiconductor system solutions that connect personal communications access products, such as set-top boxes, residential gateways, personal computers (PCs) and game consoles, to voice, video and data services over broadband connections, including asynchronous digital subscriber line (ADSL), cable and direct broadcast satellite systems. The Broadband Communications business also includes our foundation analog dial-up access portfolio, including PC data and fax modems, and our broadcast video encoder and decoder product family.

Mindspeed Technologies designs, develops and sells semiconductor networking solutions for communications applications that extend from the edge of the Internet and throughout linked metropolitan area networks. Mindspeed Technologies’ products, ranging from physical-layer devices to higher-layer network processors, are sold to infrastructure original equipment manufacturers (OEMs) and can be classified into three focused product families: multiservice access products, T/E carrier products and asynchronous transfer mode (ATM) network processing solutions. Our multiservice access products include voiceband processor solutions designed to support multiple voice and data services across wireline and wireless networks and are found in a variety of network access equipment, such as remote access concentrators, voice and media gateways and wireless base stations. Our T/E carrier and ATM network processor products support both wide area network (WAN) access and transport applications. Our T/E carrier and ATM product portfolios are complemented by digital subscriber line (DSL) and serializer/deserializer (SerDes) transceivers, crosspoint switches, clock and data recovery devices (CDRs), switch fabrics and physical media dependent devices supporting synchronous optical networking/synchronous digital hierarchy (SONET/SDH) and gigabit Ethernet/Fibre Channel digital transmission standards. These access and transport solutions are used in a variety of network equipment, including high-speed routers, ATM switches, optical switches, add-drop multiplexers, digital cross-connect systems, DSL access multiplexers, storage area servers and routers and dense wave division multiplexer equipment.

We market and sell our semiconductor products and system solutions directly to leading OEMs of communication electronics products and third-party electronic manufacturing service providers, and indirectly through electronic components distributors. Sales to distributors accounted for approximately 41% of our fiscal 2002 net revenues. For fiscal 2002, one distributor accounted for 10% of our net revenues and no other customer accounted for 10% or more of our net revenues. Our top 20 customers accounted for 65% of our fiscal 2002 net revenues. Revenues derived from customers located in the Americas, Europe, Japan and the Asia-Pacific region were 21%, 12%, 8% and 59%, respectively, of our net revenues for fiscal 2002. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Our operating results have been, and may continue to be, negatively affected by substantial quarterly and annual fluctuations and market downturns due to a number of factors, such as changes in demand for end-user equipment, the timing of the receipt, reduction or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products and our customers’ products, our ability to develop, introduce and market new products and technologies on a timely basis, availability and cost of products from our suppliers, new product and technology introductions by our competitors, changes in the mix of products we develop and sell, intellectual property disputes, the timing and extent of product development costs and general economic conditions. In the past, average selling prices of established products have generally declined over time and we expect this trend to continue in the future.

On an ongoing basis, we review investment, alliance and acquisition prospects that would complement our existing product offerings, augment our market coverage or enhance our technological capabilities. During fiscal years 2000 through 2002, we completed eleven acquisitions in our continuing operations, for aggregate consideration of $1.8 billion, to accelerate development efforts and fill technology gaps in our product portfolio. We treated each of these acquisitions as a purchase for financial accounting purposes and our results of operations reflect the operations of these businesses after the dates of acquisition.

Spin-off and Merger of Wireless Communications Business

On June 25, 2002, we completed the distribution to Conexant shareholders (the Spin-off Transaction) of outstanding shares of our wholly owned subsidiary Washington Sub, Inc. (Washington), to which we contributed our wireless communications business, other than certain assets and liabilities which we retained, pursuant to the Contribution and Distribution Agreement dated as of December 16, 2001, as amended, by and between us and Washington. Immediately thereafter, pursuant to the Agreement and Plan of Reorganization dated as of December 16, 2001, as amended as of April 12, 2002, by and among us, Washington and Alpha Industries, Inc. (Alpha), Washington merged with and into Alpha, with Alpha the surviving corporation (the Merger). As a result of the Spin-off Transaction and the Merger, Conexant shareholders received 0.351 of a share of Alpha common stock for each Conexant share held and continued to hold their Conexant shares.

Upon completion of the Merger, Alpha and its subsidiaries purchased our semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico and our package design team that supports the Mexicali facility. In connection with the purchase, we, Alpha and certain subsidiaries of Alpha entered into a financing agreement pursuant to which Alpha and a subsidiary of Alpha delivered to us promissory notes for $150 million (the Term Notes) guaranteed by Alpha and certain Alpha subsidiaries and secured by substantially all assets of Alpha in payment of the purchase price for the Mexicali facility and the package design team. The Term Notes, dated June 25, 2002, were to mature 50 percent in March 2003 and 50 percent in June 2003 and were to bear interest initially at 10 percent, increasing to 12 percent in three months and 15 percent in six months. The financing agreement also provided for a revolving credit facility under which Alpha could borrow up to $100 million, less specified reserves, for one year at the same interest rate and with the same security applicable to the Term Notes.

In November 2002, we entered into a refinancing agreement with Alpha (now named Skyworks Solutions, Inc. (Skyworks)) pursuant to which Skyworks repaid $105.0 million of the principal amount and all accrued interest owed to us under the Term Notes and the remaining principal balance of the Term Notes was exchanged for $45.0 million principal amount of a new 15% convertible note with a maturity date of June 30, 2005. Skyworks also paid us all amounts outstanding under the credit facility, the credit facility was cancelled and we released all security interests in Skyworks’ assets and properties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Newport Foundry Joint Venture

In March 2002, we and The Carlyle Group formed a new specialty foundry company named Jazz Semiconductor, Inc. (Jazz). We contributed our Newport Beach, California wafer fabrication operations and related assets and liabilities and certain intellectual property to Jazz. We also issued to Jazz a warrant to purchase 2.9 million shares of Conexant common stock (at a price of $4.62 per share, as adjusted to reflect the Spin-off Transaction). In connection with this transaction, we received $19.3 million in cash and a 45% equity interest in Jazz, having an estimated fair value of $42.5 million. We recognized a $2.6 million gain on the transaction.

We purchase a substantial portion of our requirements for silicon-based semiconductor products from Jazz. We entered into a long-term supply arrangement with Jazz under which it provides capacity to meet a portion of our requirements for complementary metal-oxide semiconductor (CMOS) and specialty-process wafer fabrication services and we agreed to purchase certain minimum annual volumes of wafers during the first three years of the supply agreement. We expect our minimum purchase obligations under the long-term supply agreement with Jazz, net of a portion of the wafer purchase obligations assumed by a third party, will be approximately $71 million, $43 million and $14 million in fiscal 2003, 2004 and 2005, respectively.

Digital Imaging Divestiture

In July 2002, we merged our digital imaging business with Zing Network, Inc., a developer of advanced connectivity and imaging software, to create a new privately held company named Pictos Technologies, Inc. (Pictos). In connection with this transaction, we contributed the assets with a carrying value of $17.3 million to Pictos in exchange for shares of Pictos stock.

Acquisition of Video Compression Business

In June 2002, we acquired the video compression business of iCompression, Inc. (iCompression), a wholly owned subsidiary of GlobespanVirata, Inc. The acquisition will enable us to accelerate the development of video products for the encoder markets including PCs and cable set-top boxes. Consideration for the acquisition consisted of 1.25 million shares of our common stock and promissory notes for $21 million, a portion of which are initially held in escrow for the settlement of any contingent indemnity claims through the expiration of a one-year escrow period. We may be required to pay additional consideration of up to $20 million pursuant to an earn-out provision if certain revenue milestones are achieved. In addition, we guaranteed the value of the shares we issued to iCompression and we may be required to make additional cash payments to iCompression for the difference between $12.00 and the market value per share of the shares of common stock delivered to iCompression (including the market value of Skyworks common stock received in respect thereof). We paid the amounts owed under the promissory notes in July 2002.

Separation of Broadband Communications and Mindspeed Technologies Businesses

In September 2000, our Board of Directors approved in principle the separation of our Broadband Communications and Mindspeed Technologies businesses. Although business conditions have delayed the separation, we remain committed to completing the separation as soon as business and market conditions permit. The separation may be subject to the approval of our shareholders, the receipt of a ruling from the Internal Revenue Service that any related spin-off will qualify as a tax-free distribution and other conditions. We cannot assure you that we will successfully complete the separation.

Results of Operations

Throughout fiscal 2001 and continuing into fiscal 2002, we—like many of our customers and competitors—were adversely impacted by a broad slowdown affecting the technology sector, including most of the communications electronics end-markets which our products address. Sales of our Broadband Communications products were affected by slower than anticipated deployment of broadband services by system providers. Moreover, weak consumer demand for PCs and related peripheral devices and satellite set-top boxes led to lower sales of our products for these applications as compared to fiscal 2000 levels. The impact of the slowdown was even more pronounced on our Mindspeed Technologies segment, where revenues were significantly affected by slowing investment in communications network capacity expansion by Internet service providers (ISPs), competitive local exchange carriers (CLECs) and incumbent local exchange and inter-exchange carriers. In most cases, the effect of weakened end-customer demand was compounded by higher than normal levels of equipment and component inventories among our OEM, subcontractor and distributor customers.

Although our fiscal 2002 revenues—particularly in our Mindspeed Technologies segment—reflect a substantial decline from the prior year’s level, during fiscal 2002 we began to experience renewed demand in a number of the end markets addressed by our products. In addition, we believe that in some of the markets we address, the levels of inventories among our OEM, subcontractor and distributor customers have decreased. Consequently, through the end of fiscal 2002, our Broadband Communications business achieved four consecutive quarters of sequential revenue growth. Our Mindspeed Technologies segment is experiencing renewed demand in certain of its addressed markets, but at a relatively slower pace, due to continued slow capital spending by telecommunications carriers.

The overall slowdown in the communications electronics markets has also impacted our gross margins and operating income. Cost of goods sold for fiscal 2001 was adversely affected by the significant underutilization of our former manufacturing facilities. Our cost of goods sold for fiscal 2001 also reflects $188.8 million of inventory write-downs across our product portfolio resulting from the sharply reduced end-customer demand for set-top boxes, PC peripherals and Internet infrastructure equipment. During fiscal 2001, we also recorded $23.1 million of additional provisions for accounts receivable from slow-paying customers which we believed we would not be able to collect. Moreover, as a result of our cost reduction initiatives, our strategic manufacturing realignment and the closure of certain facilities, in fiscal 2002 and 2001 we recorded special charges of $199.4 million and $389.6 million, respectively, for asset impairments and restructuring and other costs.

Net Revenues

We recognize revenues from product sales upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We sell a portion of our products to electronic component distributors under agreements allowing for a right to return unsold products. We defer the recognition of revenue on all sales to these distributors until the products are sold by the distributors to a third party. We record a reserve for sales returns and allowances for other customers based on historical experience or specific identification of an event necessitating a reserve. Development revenue is recognized when services are performed and was not significant for any of the periods presented.

The following table summarizes our net revenues by business segment:

(in millions)	2002	Change	2001	Change	2000

Net revenues:
Broadband Communications	$521.7	(4)%	$541.7	(55)%	$1,211.4
Mindspeed Technologies	80.1	(74)%	305.4	(47)%	579.2

Total net revenues	$601.8	(29)%	$847.1	(53)%	$1,790.6

As a percentage of net revenues:
Broadband Communications	87%		64%		68%
Mindspeed Technologies	13%		36%		32%

	100%		100%		100%

Broadband Communications

Our Broadband Communications product revenues for fiscal 2002 were 4% lower than fiscal 2001. The decline reflects lower sales volume in our legacy cordless telephone chipset products and the divestiture of our global positioning system receiver product line during the fourth quarter of fiscal 2001. The decline also reflects relatively lower demand for our embedded modem solutions, primarily as a result of a large customer’s exit from the production of video game hardware during fiscal 2001, and lower average selling prices in our dial-up modem portfolio resulting from the continued shift in our product mix toward lower-priced soft modem solutions which use software to perform functions traditionally executed by semiconductor components. These decreases were partially offset by higher sales of ADSL customer premises modems and media processing products, including our broadcast video solutions.

Broadband Communications net revenues for fiscal 2001 declined 55%, reflecting lower unit shipments of our dial-up modem solutions resulting from weak consumer demand for PCs and related peripheral devices, and the excess channel inventory throughout the PC OEM product pipeline. Revenues from our embedded modem solutions, which enable communications in a variety of personal communications devices such as game consoles, web browsers and handheld devices, also decreased due to weak consumer demand during fiscal 2001 and the decision of a major OEM customer to exit the game console market. Revenues for our media processing products, including video encoders and decoders, declined as a result of the overall weakness in demand for consumer PCs and reduced demand for legacy low-speed modems used in satellite set-top box applications. Net revenues from our strategic broadband communications portfolio, including cable modems and satellite set-top box tuners and demodulators, were similarly affected by lower consumer demand and high levels of component inventories at OEMs. The three acquisitions we completed in our Broadband Communications business in fiscal 2000 contributed $6.0 million of revenue for fiscal 2001 compared with $4.8 million for fiscal 2000.

Mindspeed Technologies

Since the second quarter of fiscal 2001, net revenues for Mindspeed Technologies have been impacted by the sharply lower demand for network equipment which has affected us, our customers and our competitors. ISPs and CLECs have dramatically reduced their investment in network capacity expansion as their business models failed to generate sufficient cash flow. Incumbent local exchange carriers and inter-exchange carriers have also reduced their capital spending. Adding to the impact of this weak end-market demand were the higher-than-normal levels of equipment and component inventories among many OEM, subcontractor and distributor customers in fiscal 2001. As a result, Mindspeed Technologies net revenues for fiscal 2002 compared with fiscal 2001 period reflect lower sales volume across the majority of our multiservice access and broadband networking products, including multiservice access processors, multi-megabit DSL and optical networking physical media devices, and transceivers.

We believe that demand for the products sold by our Mindspeed Technologies business, which are incorporated into telecommunications and data communications infrastructure equipment, is recovering more slowly than demand for products offered by our Broadband Communications business, which are ultimately sold to individual consumers in products such as PCs, cable and satellite set-top boxes and other home networking products. During fiscal 2002, we began to experience some renewed demand in the end markets for certain of our Mindspeed Technologies products, including our T/E physical layer products, crosspoint switches and ATM/multi-protocol label switching (MPLS) network processors.

Net revenues for Mindspeed Technologies for fiscal 2001 were affected by the sharply lower end-market demand for network equipment we began to experience in the second quarter of fiscal 2001. As a result, we experienced a steep decline in revenues from our multiservice access processors and, to a lesser extent, our multi-megabit DSL, optical networking and network processor products. The six acquisitions we completed in our Mindspeed Technologies business in fiscal 2000 contributed $53.4 million of revenue for fiscal 2001 compared with $27.7 million for fiscal 2000.

Gross Margin

(in millions)	2002	Change	2001	Change	2000

Gross margin	$254.4	166%	$95.5	(89)%	$864.4
Percent of net revenues	42%		11%		48%

Gross margin represents revenues less cost of goods sold. Our cost of goods sold consists predominantly of purchased materials, labor and overhead (including depreciation) associated with product manufacturing and procurement, royalty and other intellectual property costs and sustaining engineering expenses pertaining to products sold. Gross margin for fiscal 2001 includes inventory write-downs of $188.8 million. For fiscal 2002, our gross margins reflect the favorable impact of cost reductions we initiated in fiscal 2001 and lower depreciation expense which resulted from the write-down of manufacturing assets in fiscal 2001. Our gross margin for fiscal 2002 also benefited from the elimination of the burden of our underutilized former manufacturing operations (which we contributed to Jazz in the second quarter of fiscal 2002) and improved utilization of our former Mexicali operations. Cost of goods sold includes provisions for excess and obsolete inventories of $17.1 million and $17.1 million for fiscal 2002 and fiscal 2001, respectively.

Our gross margin for fiscal 2002 also benefited from the sale of inventories with an original cost of $50.7 million that we had written down to a zero cost basis during fiscal year 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. Had we not previously written down the cost basis of these goods, our cost of sales for fiscal 2002 would include the original cost of such goods, and our gross margin for fiscal 2002 would have been $203.7 million, or 34% of our net revenues.

Our gross margin for fiscal 2001 reflects the impact of lower sales volume on a base of relatively fixed manufacturing support costs. Gross margin for fiscal 2001 also reflects inventory write-downs of $188.8 million, partially offset by the sale of $6.8 million of these written-down goods in the fiscal 2001 fourth quarter. The fiscal 2001 inventory write-downs resulted from the sharply reduced end-customer demand for PCs and Internet infrastructure equipment during that period. As a result of these market conditions, we experienced a significant number of order cancellations and a decline in the volume of new orders beginning in the fiscal 2001 first quarter and our first quarter revenues decreased 29% compared with the immediately preceding quarter. The reduced global demand for our products and system solutions became more pronounced in the second and third quarters of fiscal 2001, and we experienced further sequential decreases in our quarterly revenues of 40% and 23%, respectively, in those periods. As a result of our ongoing assessment of the recoverability of our inventories, we recorded inventory write-downs of $47.1 million, $102.9 million and $38.8 million in the first, second and third quarters, respectively, of fiscal 2001. The inventories written down in fiscal 2001 principally consisted of voiceband processors, multi-megabit DSL transceivers, satellite set-top box tuners and demodulators, ADSL modems and analog modems for non-PC applications.

We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand (generally over six months). Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

Our products are used by communications electronics OEMs that have designed our products into communications equipment. For many of our products, we gain these design wins through a lengthy sales cycle, which often includes providing technical support to the OEM customer. Moreover, once a customer has designed a particular supplier’s components into a product, substituting another supplier’s components often requires substantial design changes which involve significant cost, time, effort and risk. In the event of the loss of business from existing OEM customers, we may be unable to secure new customers for our existing products without first achieving new design wins. When the quantities of inventory on hand exceed foreseeable demand from existing OEM customers into whose products our products have been designed, we generally will be unable to sell our excess inventories to others, and the estimated realizable value of such inventories to us is generally zero.

From the time of the $188.8 million inventory write-downs in fiscal 2001 and through September 30, 2002, we scrapped inventories having an original cost of $37.2 million and sold $57.5 million of inventories previously written down to a zero cost basis. The sales resulted from increased demand beginning in the fourth quarter of fiscal 2001 which was not anticipated at the time of the write-downs. As of September 30, 2002, we continued to hold inventories with an original cost of $94.1 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

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

Under our long-term supply arrangement with Jazz, we are obligated to purchase certain minimum annual volumes of wafers during fiscal years 2003 through 2005. Additionally, under a long-term supply agreement with Skyworks, we are obligated to purchase certain minimum amounts of assembly and test services during fiscal 2003. In the event our actual purchases under these arrangements are less than the required minimum volumes, we will be required to make additional payments, which would adversely affect our gross margin.

Research and Development

(in millions)	2002	Change	2001	Change	2000

Research and development	$323.8	(13)%	$371.9	15%	$322.9
Percent of net revenues	54%		44%		18%

Our research and development (R&D) expenses consist principally of direct personnel costs, photomask and other costs for pre-production evaluation and testing of new devices and design and test tool costs. Our R&D expenses also include the costs for advanced semiconductor process development, design automation and advanced package development for the benefit of each of our businesses. The decrease in R&D expenses for fiscal 2002 compared to fiscal 2001 primarily reflects lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions initiated during fiscal 2001 and from the contribution of the majority of our advanced process development efforts to Jazz in connection with the formation of Jazz in the second quarter of fiscal 2002.

The increase in our R&D expenses for fiscal 2001 primarily reflects higher headcount and personnel-related costs of our expanded development efforts and the accelerated launch of new products. The higher fiscal 2001 R&D expenses also reflect the increase in our engineering team resulting from the acquisitions of nine businesses during fiscal 2000.

Selling, General and Administrative

(in millions)	2002	Change	2001	Change	2000

Selling, general and administrative	$165.3	(34%)	$250.8	6%	$237.0
Percent of net revenues	27%		30%		13%

Our selling, general and administrative (SG&A) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, real estate, information systems, customer service, sales, marketing, field application engineering and other services. The decrease in SG&A expenses for fiscal 2002 compared to fiscal 2001 primarily reflects lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions initiated during fiscal 2002 and 2001 and lower provisions for uncollectible accounts receivable. The provision for uncollectible accounts receivable of $(3.9) million for fiscal 2002 resulted from accounts receivable collections more favorable than previously estimated; in fiscal 2001 the provision for uncollectible accounts receivable of $23.1 million reflected an increase in past-due accounts which management estimated would ultimately be uncollectible. Excluding the effect of the provisions for uncollectible accounts, our SG&A expenses for fiscal 2002 decreased by $58.5 million.

The increase in SG&A expenses for fiscal 2001 compared to fiscal 2000 primarily reflects the addition of the selling, marketing and administrative teams of the businesses we acquired during fiscal 2000 and the development of corporate infrastructure early in fiscal 2001 in anticipation of the planned separation of our Broadband Communications and Mindspeed Technologies businesses. SG&A expenses for fiscal 2001 also reflect provisions of $23.1 million for accounts receivable from slow-paying customers. The provision reflected an increase in past-due accounts which we estimated would ultimately be uncollectible. Excluding the effect of the provisions for uncollectible accounts, our SG&A expenses for fiscal 2001 compared to fiscal 2000 decreased by $10.7 million as a result of the cost reduction initiatives we implemented during fiscal 2001.

Amortization of Intangible Assets

(in millions)	2002	Change	2001	Change	2000

Amortization of intangible assets	$331.9	nm	$324.8	nm	$154.7

nm = not meaningful

Intangible asset amortization expense increased in fiscal 2002 primarily due to the additional consideration paid in connection with certain businesses acquired prior to fiscal 2002 upon the achievement of performance and technology goals specified in the related acquisition agreements. This increase was partially offset by the reduction of amortization expense associated with the fiscal 2002 impairment of certain intangible assets. The additional consideration consisted of $25.0 million in cash and 319,572 shares of our common stock valued at $4.9 million (based upon the market price of our common stock at the time of the resolution of the contingency). The $29.9 million aggregate value of the additional consideration increased the amounts of goodwill related to the acquired companies. As of September 30, 2002, no additional consideration is payable, or contingently payable, for acquisitions we completed prior to fiscal 2002.

The increase in amortization expense in the fiscal 2001 period from fiscal 2000 resulted from a full year of amortization of the intangible assets for the nine business acquisitions we completed during fiscal 2000. In connection with these acquisitions, we recorded an aggregate of $1.6 billion of identified intangible assets and goodwill. These assets are being amortized over their estimated lives (principally five years).

Under the recently issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which we will adopt in the first quarter of fiscal 2003, we will cease amortizing goodwill against our results of operations, reducing annual amortization expense by approximately $240 million. However, we will be required to evaluate goodwill for impairment upon adoption and at least annually thereafter, and to write down the value of goodwill when its recorded value exceeds its estimated fair value.

Special Charges

Special charges consist of the following:

(in millions)	2002	Change	2001	Change	2000

Asset impairments	$157.0	nm	$342.8	nm	$—
Restructuring charges	41.5	nm	20.1	nm	—
Litigation	—	nm	—	nm	35.0
Separation costs	0.9	nm	15.7	nm	—
Other special charges	—	nm	11.0	nm	—

	$199.4		$389.6		$35.0

nm = not meaningful

Asset Impairments

2002 Impairments – During fiscal 2002, we performed a strategic review of our Mindspeed Technologies segment and initiated certain restructuring actions. These actions are intended to focus our research and development spending on products for the Internet infrastructure market segments we believe offer the most attractive near-term growth prospects, such as our products for metro/access applications. We believe that end markets for optical long-haul networks offer weaker recovery prospects, with slow adoption of new, higher speed networks. We determined that this weak demand would adversely affect the potential return on continued investment in our Novanet business, which was engaged in the development of semiconductor products for high-speed SONET applications. In June 2002, we closed the Novanet design center in Israel, which represented substantially all of Novanet’s operations. We also expected this weak demand would adversely affect the operating performance of our NetPlane business and determined to divest the NetPlane business. NetPlane develops and sells networking protocol software and systems for control plane applications in networking equipment. We have held preliminary discussions with potential buyers for NetPlane and we anticipate completing the divestiture of NetPlane in the second quarter of fiscal 2003.

As a result of these decisions, in the third quarter of fiscal 2002 we recorded impairment charges of $114.1 million to write down the carrying value of certain long-lived assets associated with these operations. Substantially all of the $61.0 million impairment charge for Novanet was recorded to write down the carrying value of goodwill. The amount of the impairment charge was the excess of the carrying value of the goodwill over its fair value, which we estimated to be zero because we did not expect to realize any significant cash flows from Novanet. The principal components of the $53.1 million impairment charge for NetPlane included the balances of goodwill ($40.8 million) and identified intangible assets ($12.3 million). The amount of the impairment charge was the excess of the carrying value over fair value, which we estimated to be zero because we did not expect to realize any significant cash flows from the disposition of NetPlane.

During the second quarter of fiscal 2002, we recorded an impairment charge of $13.0 million in the Broadband Communications segment to write down the carrying value (approximately $22 million) of the goodwill related to our digital imaging business. In July 2002, we completed the planned divestiture of the digital imaging business.

During fiscal 2002, we also recorded impairment charges in the Mindspeed Technologies segment and Broadband Communications segment totaling $29.4 million and $0.5 million, respectively. The impairment charges for the Mindspeed Technologies segment included $15.7 million to write off acquired technology that we determined, at the time of impairment, would not be used in the future. The remaining impairment charges were associated with property and equipment that we determined to abandon or scrap.

2001 Impairments – During fiscal 2001, we recorded impairment charges totaling $342.8 million associated with manufacturing assets in our Broadband Communications segment. During the third quarter of fiscal 2001, we determined we would realign our manufacturing and procurement strategies, accelerating our transition from volume digital CMOS manufacturing to a fabless CMOS business model.

We believe the decision to realign our manufacturing and procurement strategies and the resulting elimination of future investment in process technology and capacity during the transition period, together with the then-current and projected business conditions, indicated that the carrying value of the silicon wafer manufacturing facility and related wafer fabrication machinery and equipment at our Newport Beach, California facility (the wafer fabrication assets) may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, we estimated the future cash flows expected to result from the manufacturing activities at the Newport Beach facility over a six-year period. This period reflected our expectation (as of the date we made the impairment analysis) of the period over which the wafer fabrication assets would generate cash flow during our transition to a fabless business. The estimated cash flows were based on declining volumes and average wafer prices for the products we expected to manufacture at the Newport Beach facility during the transition period. The declines in volume and average wafer prices were consistent with historical trends and our decision to focus on existing specialty-process products based on the current process technology. Since the estimated undiscounted cash flows were less than the carrying value (approximately $410 million based on historical cost) of the wafer fabrication assets, we concluded that the value of the wafer fabrication assets was impaired. We recorded an impairment charge of $325.8 million, which we determined by comparing the estimated fair value of the wafer fabrication assets to their carrying value. We determined the fair value of the assets by computing the present value of the estimated future cash flows using a discount rate of 30%, which we believed was commensurate with the underlying risks associated with the projected cash flows. We believe the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets, which would be depreciated based upon new estimated useful lives ranging from one to six years.

Additionally, we recorded an impairment charge of $17.0 million in fiscal 2001 to write down the carrying value of an advance deposit to a third-party foundry. Under the terms of the advance deposit, the third-party foundry would repay the deposit as wafers were purchased from the foundry during a specified time period. As a result of the then-current and projected business conditions, we estimated that purchases during the remaining term of the arrangement with this foundry would be insufficient to fully recover the advance deposit.

Restructuring Charges

In fiscal 2001, we implemented a number of cost reduction initiatives to more closely align our cost structure with the then-current business environment. The cost reduction initiatives included workforce reductions, temporary shutdowns of our former manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for our senior management team until we return to profitability. In fiscal 2002, we expanded the cost reduction initiatives to provide for further workforce reductions and the consolidation of additional facilities. The costs and expenses associated with the restructuring activities are included in special charges in the accompanying consolidated statements of operations.

2001 Global Restructuring Plan – During the second quarter of fiscal 2001, we announced certain expense reduction initiatives and a broad reduction in workforce affecting all areas of our operations and reducing our headcount by approximately 900 employees. These actions were the result of a comprehensive reassessment of our operations and business activities in order to focus investment and resources in areas that best support our strategic growth drivers. As part of the reassessment, we determined that we would explore alternatives to dispose of our digital imaging business and would also exit our board-level sub-assembly module business. We completed these restructuring actions in fiscal 2002.

In connection with this broad reduction in workforce, we terminated approximately 840 employees (including approximately 130 employees in fiscal 2002). The charges for the workforce reduction aggregated $9.4 million (including $2.6 million in fiscal 2002) and were based upon estimates of the cost of severance benefits for the affected employees. These actions reduced our workforce in both the Broadband Communications and Mindspeed Technologies segments, including approximately 530 employees in our manufacturing operations. In addition, we recorded restructuring charges of $5.8 million (including $0.2 million in fiscal 2002) for costs associated with the consolidation of certain facilities and lease cancellation and related costs. In fiscal 2002, we reversed $1.6 million of excess lease costs accrued in fiscal 2001 as a result of a favorable resolution upon the termination of the related lease.

Activity and liability balances related to the 2001 global restructuring actions through September 30, 2002 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$6,776	$5,584	$12,360
Cash payments	(4,155)	(223)	(4,378)

Restructuring balance, September 30, 2001	2,621	5,361	7,982
Charged to costs and expenses	2,616	172	2,788
Expense reversal	—	(1,646)	(1,646)
Cash payments	(3,432)	(2,307)	(5,739)

Restructuring balance, September 30, 2002	$1,805	$1,580	$3,385

Strategic Manufacturing Restructuring Plan – During the third quarter of fiscal 2001, we realigned our manufacturing and procurement strategy to accelerate our transition to a fabless CMOS business model. As part of the manufacturing realignment, we reduced our workforce by an additional 410 employees and recorded charges aggregating $7.8 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. These actions were completed in the fourth quarter of fiscal 2001 and reduced our workforce in both the Broadband Communications and Mindspeed Technologies segments, including approximately 220 employees in our manufacturing operations.

Activity and liability balances related to the strategic manufacturing restructuring actions through September 30, 2002 are as follows (in thousands):

Workforce
reductions

Charged to costs and expenses	$7,756
Cash payments	(5,006)

Restructuring balance, September 30, 2001	2,750
Cash payments	(2,604)

Restructuring balance, September 30, 2002	$146

2002 Corporate and Manufacturing Restructuring Plan – During fiscal 2002, we initiated a further reduction of our workforce throughout our operations primarily as a result of the divestiture of our Newport Beach wafer fabrication operations and the Spin-off Transaction. In connection with the 2002 corporate and manufacturing restructuring actions, we terminated approximately 230 employees and recorded charges aggregating $4.5 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. We completed these actions in fiscal 2002, reducing our workforce by approximately 120 employees in the Broadband Communications segment and approximately 110 employees in the Mindspeed Technologies segment. In addition, we recorded restructuring charges of $12.7 million for costs associated with the consolidation of certain facilities and commitments under license obligations that we determined would not be used in the future.

Activity and liability balances related to the 2002 corporate and manufacturing restructuring actions through September 30, 2002 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$4,534	$12,690	$17,224
Cash payments	(3,179)	(468)	(3,647)
Non-cash charges	(609)	—	(609)

Restructuring balance, September 30, 2002	$746	$12,222	$12,968

Mindspeed Strategic Restructuring Plan – During fiscal 2002, we announced a number of expense reduction and restructuring initiatives intended to reduce our operating cost structure in the Mindspeed Technologies segment and focus our research and development spending on products for the Internet infrastructure market segments we believe offer the most attractive near-term growth prospects. These actions include the elimination of research and development spending in high-end optical networking applications, the closure of our Novanet design center, the planned divestiture of NetPlane and a reduction of support services spending and will reduce Mindspeed’s workforce by over 400 employees. We expect to complete the workforce reductions by the end of the first quarter of fiscal 2003. During fiscal 2002, we terminated approximately 280 employees and recorded charges aggregating $7.1 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. These actions reduced our workforce throughout the Mindspeed Technologies segment. In addition, we recorded restructuring charges of $16.1 million for costs associated with the consolidation of certain facilities and lease cancellation and related costs.

Activity and liability balances related to the Mindspeed strategic restructuring actions through September 30, 2002 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$7,061	$16,109	$23,170
Cash payments	(2,419)	(1,211)	(3,630)
Non-cash charges	(552)	(354)	(906)

Restructuring balance, September 30, 2002	$4,090	$14,544	$18,634

We expect to pay a majority of the amounts accrued for the workforce reductions within one year and we expect to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which principally expire through fiscal 2005. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operations, and are not expected to significantly impact our liquidity.

Litigation

In fiscal 2000, we recorded a special charge of $35.0 million representing the estimated amount of a settlement payment (in excess of amounts we previously recorded in fiscal 1998) to be made in connection with certain litigation based upon claims of patent infringement and other claims relating to our 56 Kbps modem products. In October 2000, we agreed to a settlement of the litigation, under which we subsequently paid $55.0 million in cash.

Separation Costs

In fiscal 2002, we incurred separation costs of approximately $0.9 million in connection with the divestiture of our Newport Beach wafer fabrication operations and our digital imaging business. In fiscal 2001, we incurred costs of approximately $15.7 million related to our previously announced separation into two independent companies to operate our Broadband Communications and Mindspeed Technologies business segments.

Other Special Charges

In connection with the fiscal 2001 restructuring actions and realigned manufacturing and procurement strategies, we recorded other special charges aggregating $11.0 million related to the loss on disposal and write-off of certain assets.

Purchased In-Process Research and Development

In connection with five of our fiscal 2000 business acquisitions, we recorded charges totaling $191.3 million for the fair value of purchased in-process research and development (IPRD). The following table summarizes the significant assumptions underlying the valuations related to IPRD at the time of the acquisitions.

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

The IPRD projects are directed toward the development of integrated circuits and related software for communications applications. The development of these products is subject to significant risk due to the remaining effort required to achieve technical viability, rapidly changing customer requirements, evolving technical standards, and intense competition from semiconductor manufacturers in the United States and abroad. The remaining effort to complete the IPRD projects consists principally of design engineering and test activities to produce commercially viable semiconductor products that meet market requirements, including functionality and compliance with technical standards. In the event we are unable to complete the IPRD projects and deliver new products to the market on a timely basis, or to achieve market acceptance for the products we develop, we could lose market share or lose opportunities to capitalize on emerging markets, which could have a material and adverse impact on our business and operating results.

Microcosm – We identified and valued four IPRD projects, directed toward the development of high-performance programmable communications processors. Microcosm’s IPRD projects ranged from 77% to 90% complete and averaged approximately 84% complete. One IPRD project, directed toward the development of an integrated transimpedance amplifier for applications such as SONET/SDH to 2.5 gigabits per second (Gbps), represented 86% of the total value of IPRD acquired. This project was approximately 77% complete at the time of the acquisition and the engineering and test efforts to complete this project were initially expected to be completed during fiscal 2001. This project was abandoned in fiscal 2001 in favor of efforts focused on higher data-rate solutions.

Maker – We identified and valued seven IPRD projects, principally directed toward the development of high-performance programmable communications processors for processing and switching data, voice and video in broadband networks. Each project represented 10% to 26% of the total IPRD value. At the time of the acquisition, Maker’s IPRD projects ranged from 55% to 92% complete and averaged approximately 75% complete. The projects were initially expected to be completed during fiscal 2001. Maker completed three IPRD projects during fiscal 2001 and the remaining IPRD projects were completed during fiscal 2002, with the exception of one project (which represented 18% of the IPRD value) which was cancelled in fiscal 2002.

HotRail – We identified and valued two IPRD projects, directed toward the development of integrated circuits for high-speed switching, interconnect and scaleable processing in Internet infrastructure systems. One IPRD project, directed toward the development of scaleable, high-speed switch fabric systems, represented 73% of the total value of IPRD acquired. This project was approximately 34% complete at the time of the acquisition and the engineering and test efforts to complete this project were initially expected to be completed during fiscal 2001. The switch fabric project was completed in fiscal 2002. The second IPRD project, directed toward the development of the HotRail Channel parallel CMOS transceiver, represented 27% of the total value of IPRD acquired. This project was approximately 93% complete at the time of the acquisition and the engineering and test efforts to complete this project were completed during fiscal 2001, consistent with our original expectations.

Novanet – We identified and valued three IPRD projects, directed toward the development of high-speed semiconductor solutions for ATM and packet-over-SONET applications. Novanet’s IPRD projects ranged from 45% to 90% complete and averaged approximately 70% complete. One IPRD project, directed toward the development of a highly integrated telecommunications device providing full duplex mapping functions at the 2.5 Gbps data rate, represented 79% of the total value of IPRD acquired. This project was approximately 45% complete at the time of the acquisition and the engineering and test efforts to complete this project were expected to be completed in fiscal 2001. This project was cancelled during fiscal 2001 to permit development resources to be refocused on next-generation semiconductor products which we believe are better aligned with expected future demand. In June 2002, the Company decided to discontinue development of high-speed physical layer optical networking devices and closed the Novanet design center. The Company does not expect to generate significant future revenues from any of the acquired projects.

NetPlane – We identified and valued four IPRD projects, directed toward the development of network control software and subsystems, including advanced multiprotocol label switching software for optical Internet backbone equipment and an Internet protocol routing protocol product suite. NetPlane’s IPRD projects ranged from 5% to 60% complete and averaged approximately 30% complete. One project, directed toward the development of an IP routing protocol product suite, represented 67% of the value of IPRD acquired. This project was approximately 25% complete at the time of acquisition, and the software development and testing efforts to complete this project were completed during fiscal 2001, consistent with our original expectations.

Debt Conversion Costs

In fiscal 2002, we exchanged 2.2 million shares of our common stock for approximately $28.0 million principal amount of our 4 1/4% Convertible Subordinated Notes due 2006. In connection with this transaction, we recognized debt conversion costs of $10.4 million for the fair value of the shares we issued in excess of the number of shares issuable in a conversion of the notes pursuant to their original terms.

During fiscal 2001, approximately $255.2 million principal amount of our 4 1/4% Convertible Subordinated Notes due 2006 were converted into approximately 11.0 million shares of our common stock at a cost to us of $42.6 million.

Other Income (Expense), Net

(in millions)	2002	Change	2001	Change	2000

Other income (expense), net	$(37.2)	nm	$0.4	(94)%	$6.3

Other expense, net for fiscal 2002 is comprised of interest expense on our convertible subordinated notes and a $21.2 million write-down of certain non-marketable investments, partially offset by investment income and interest income on invested cash balances.

Other income, net for fiscal 2001 is comprised of investment income, interest income on invested cash balances and a $23.3 million gain on sale of marketable securities. Such other income is offset by interest expense on our convertible subordinated notes, a $4.1 million write-off of costs associated with a terminated credit facility, and a $13.1 million write-down of certain non-marketable investments.

The carrying values of the certain non-marketable investments were written down to their estimated fair values (in most cases, zero). These investments consist of equity interests in early stage technology companies which we had accounted for under the cost method. We estimated the fair value of these investments based upon available financial and other information, including the then-current and projected business prospects for the subject companies, and determined that the decline in the fair value of these investments was other than temporary.

In fiscal 2000, other income, net principally reflects net interest income resulting from both higher interest rates and larger invested cash balances, including a portion of the proceeds of the $650 million principal amount of our 4% Convertible Subordinated Notes due 2007 issued in February 2000.

Provision (Benefit) for Income Taxes

In fiscal 2002, we recorded an income tax benefit of $1.1 million, which consisted of foreign income taxes incurred by certain of our subsidiaries offset by refunds received. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the additional income tax benefits (principally net operating losses we can carry forward to future years) which arose during fiscal 2002 will not be realized. Accordingly, we increased our valuation allowance by $220.9 million during fiscal 2002 for the deferred tax assets which we do not expect to realize through the reduction of future income tax payments. We believe the remaining portion of our deferred tax assets will be realized based on our current expectations of future earnings and tax planning strategies available to us. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect foreign income taxes to be insignificant. Consequently, we expect our effective income tax rate will be approximately 0% for fiscal 2003. We evaluate the realizability of our deferred tax assets quarterly and in the event that we determine that we will not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination is made.

In fiscal 2001, we recorded an income tax benefit of $106.3 million, which reflects the value of our net loss to reduce our income taxes, net of the impact of non-deductible costs for amortization of intangible assets and a valuation allowance of $303.3 million for the portion of our deferred tax assets which we do not expect to realize through the reduction of future income tax payments.

For fiscal 2000, our provision for income taxes was $63.0 million. Exclusive of the non-deductible charges for IPRD and amortization of intangible assets resulting from our fiscal 2000 acquisitions, our effective tax rate for fiscal 2000 was approximately 28% of pre-tax income. This rate reflects the positive impact of state and federal research and experimentation tax credits available to us.

Extraordinary Gain on Extinguishment of Debt

During fiscal 2001, we purchased $35.0 million principal amount of our 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in a gain of $11.7 million. We have presented such gain in the consolidated statement of operations as an extraordinary item, net of income taxes of $4.4 million.

Segment Operating Performance

Our segment operating income (loss) excludes amortization of intangible assets, special charges, IPRD and stock compensation costs. Special charges excluded from segment operating income (loss) consist of asset impairments, restructuring charges, the settlement of certain litigation, separation costs and losses on the disposal of certain assets. Our definition of segment operating income (loss) may be different than definitions used by other companies. For additional information on our business segments, see Note 15 of Notes to Consolidated Financial Statements. The following table presents our segment operating income (loss) and consolidated operating loss:

(in millions)	2002	2001	2000

Segment Operating Income (Loss):
Broadband Communications	$(50.4)	$(296.4)	$184.0
Mindspeed Technologies	(184.4)	(221.5)	127.3

Segment total	(234.8)	(517.9)	311.3
Amortization of intangible assets	331.9	324.8	154.7
Special charges	199.4	389.6	35.0
IPRD	—	—	191.3
Stock compensation	(0.2)	9.4	6.8

Operating loss	$(765.9)	$(1,241.7)	$(76.5)

Broadband Communications

The segment operating loss in our Broadband Communications business in fiscal 2002 reflects the favorable impact of lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions initiated in fiscal 2001 and 2002 and lower depreciation expense which resulted from the write-down of manufacturing assets in fiscal 2001. Our segment operating loss for fiscal 2002 also benefited from the elimination of the negative impact on our cost of goods sold of our underutilized former manufacturing operations (which we contributed to Jazz in the second quarter of fiscal 2002) and improved utilization of our former Mexicali operations, partially offset by provision for excess and obsolete inventories of $14.4 million in fiscal 2002. In addition, our segment operating loss for fiscal 2002 benefited from the sale of inventories with an original cost of $45.6 million that we had written down to a zero cost basis during fiscal year 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time we recorded the $105.4 million inventory write-down in fiscal 2001.

Our Broadband Communications’ segment operating loss in fiscal 2001 reflects the lower sales volume on a base of relatively fixed manufacturing support costs. During fiscal 2001, segment revenues declined by $669.7 million (or 55%) compared to fiscal 2000. Segment operating loss for fiscal 2001 also includes the inventory write-down of $105.4 million, partially offset by the subsequent sale of $6.8 million of these written-down goods in the fiscal 2001 fourth quarter.

Although our fiscal 2002 revenues in the Broadband Communication segment reflect a decline from the prior year’s level, we began to experience renewed demand in a number of the end markets addressed by our Broadband Communications products and through the end of fiscal 2002, we achieved four consecutive quarters of sequential revenue growth. As a result of our expense reduction and restructuring initiatives in fiscal 2001 and 2002, we reduced our quarterly segment operating loss to $6.1 million in the fourth quarter of fiscal 2002, its lowest quarterly level since fiscal 2000. We believe the reductions made to our operating cost structure, when combined with a modest growth in quarterly revenues to approximately $140 million, will result in the Broadband Communications segment achieving quarterly segment operating income in the first quarter of fiscal 2003.

Mindspeed Technologies

Mindspeed Technologies’ segment operating loss for fiscal 2002 reflects the positive impact of the cost reduction initiatives we implemented during fiscal 2001 and 2002 and lower provisions for uncollectible accounts receivable. The improvement in segment operating loss in comparison to fiscal 2001 also reflects the $83.4 million of inventory write-downs we recorded in fiscal 2001. Our segment operating loss for fiscal 2002 also benefited from the sale of inventories with an original cost of $5.1 million that we had written down to a zero cost basis during fiscal year 2001. These factors were partially offset by the gross margin impact of a 74% decrease in net revenues we experienced for fiscal 2002 compared with fiscal 2001.

Mindspeed Technologies’ segment operating loss for fiscal 2001 principally reflects the gross margin impact of the 47% decrease in sales we experienced compared with fiscal 2000. Segment operating loss for fiscal 2001 also reflects the $83.4 million inventory write-downs we recorded as a result of sharply reduced end-customer demand for Internet infrastructure equipment during that period. In addition, Mindspeed Technologies’ segment operating expenses increased by approximately $79.7 million over their fiscal 2000 levels due to the addition of the selling, marketing and administrative teams of six businesses acquired in the Mindspeed Technologies segment during fiscal 2000 and the development of Mindspeed’s corporate infrastructure early in fiscal 2001 in anticipation of the separation of the Broadband Communications and Mindspeed Technologies businesses. The increased segment operating expenses for fiscal 2001 also reflect provisions of $13.0 million for accounts receivable from slow-paying customers which resulted from an increase in past-due accounts that we estimated would ultimately be uncollectible.

Mindspeed Technologies’ quarterly revenues remain substantially lower than fiscal 2000 levels and we believe that demand for Mindspeed Technologies’ products, which are incorporated into telecommunications and data communications infrastructure equipment, is recovering more slowly than demand for products offered by our Broadband Communications business. During fiscal 2002, we began to experience some renewed demand in the end markets for certain of our Mindspeed Technologies products, including our T/E physical layer products, crosspoint switches and ATM/MPLS network processors. Moreover, the expense reduction and restructuring initiatives we undertook in fiscal 2001 and 2002, which we expect will be substantially complete by the end of the first quarter of fiscal 2003, have significantly reduced Mindspeed’s operating cost structure. When fully implemented, we anticipate that these actions will reduce Mindspeed’s breakeven point to approximately $55 million in quarterly revenues.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended September 30, 2002. The information for each of these quarters is derived from our unaudited interim financial statements which have been prepared on the same basis as the audited consolidated financial statements included in this report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals as well as the inventory write-downs, special charges, debt conversion costs and the extraordinary gain on extinguishment of debt have been included to fairly present our unaudited quarterly results. The quarterly financial data for all periods have been restated to reflect the wireless communications business and Mexicali operations as discontinued operations. This data should be read together with our consolidated financial statements and the notes thereto included in this report.

	Three months ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2000	2001	2001	2001	2001	2002	2002	2002

	(in thousands, except per share amounts)
Statement of Operations Data
Net revenues:
Broadband Communications	$175,938	$123,135	$121,689	$120,926	$126,937	$129,728	$131,999	$133,062
Mindspeed Technologies	165,905	81,285	36,147	22,031	14,178	19,018	21,958	24,882

Total	341,843	204,420	157,836	142,957	141,115	148,746	153,957	157,944
Cost of goods sold	220,331	240,591	173,861	116,771	93,274	90,219	81,266	82,572

Gross margin	121,512	(36,171)	(16,025)	26,186	47,841	58,527	72,691	75,372
Research and development	91,620	99,414	90,557	90,351	79,413	83,269	82,669	78,460
Selling, general and administrative	64,363	71,666	63,377	51,402	45,052	42,608	40,963	36,627
Amortization of intangible assets	78,419	80,085	81,351	84,950	85,522	85,940	84,570	75,845
Special charges	7,927	10,002	345,835	25,852	1,000	21,319	133,447	43,599

Total operating expenses	242,329	261,167	581,120	252,555	210,987	233,136	341,649	234,531

Operating loss	(120,817)	(297,338)	(597,145)	(226,369)	(163,146)	(174,609)	(268,958)	(159,159)
Debt conversion costs	(42,584)	—	—	—	—	—	(10,435)	—
Other income (expense), net	(4,345)	(1,084)	(4,789)	10,607	(9,169)	(6,809)	(5,043)	(16,147)

Loss before income taxes	(167,746)	(298,422)	(601,934)	(215,762)	(172,315)	(181,418)	(284,436)	(175,306)
Provision (benefit) for income taxes	(10,476)	(95,896)	20	42	(2,549)	403	137	870

Loss from continuing operations	(157,270)	(202,526)	(601,954)	(215,804)	(169,766)	(181,821)	(284,573)	(176,176)
Discontinued operations	(49,590)	(59,485)	(142,986)	(23,003)	(34,724)	(18,881)	(14,826)	—

Loss before extraordinary item	(206,860)	(262,011)	(744,940)	(238,807)	(204,490)	(200,702)	(299,399)	(176,176)
Extraordinary gain on extinguishment of debt	7,284	—	—	—	—	—	—	—

Net loss	$(199,576)	$(262,011)	$(744,940)	$(238,807)	$(204,490)	$(200,702)	$(299,399)	$(176,176)

Diluted loss per share:
Continuing operations	$(0.67)	$(0.83)	$(2.44)	$(0.85)	$(0.67)	$(0.71)	$(1.09)	$(0.66)
Discontinued operations	(0.21)	(0.25)	(0.58)	(0.10)	(0.13)	(0.07)	(0.06)	—
Extraordinary item	0.03	—	—	—	—	—	—	—

Net loss	$(0.85)	$(1.08)	$(3.02)	$(0.95)	$(0.80)	$(0.78)	$(1.15)	$(0.66)

Shares used in computing diluted loss per share	236,119	243,515	246,777	252,427	254,362	256,135	260,414	265,085
Segment Operating Performance
Segment operating income (loss) (1):
Broadband Communications	$(55,666)	$(118,556)	$(80,899)	$(41,207)	$(18,955)	$(16,156)	$(9,160)	$(6,118)
Mindspeed Technologies	23,682	(86,476)	(86,475)	(72,258)	(55,628)	(50,604)	(44,066)	(34,137)

Total	$(31,984)	$(205,032)	$(167,374)	$(113,465)	$(74,583)	$(66,760)	$(53,226)	$(40,255)

(1)	Segment operating income (loss) excludes amortization of intangible assets, special charges, IPRD and stock compensation costs. Special charges excluded from segment operating income (loss) consist of asset impairments, restructuring charges, the settlement of certain litigation, separation costs and losses on the disposal of certain assets. See Note 15 of Notes to Consolidated Financial Statements.

Commencing in the first quarter of fiscal 2001 our revenues declined as a result of reduced global demand for PCs and related peripheral devices, satellite set-top boxes and Internet infrastructure equipment. This decline became more pronounced in the fourth quarter of fiscal 2001, particularly in our Mindspeed Technologies segment. The decline in quarterly revenues, together with lower utilization of our manufacturing facilities and the inventory write-downs taken in the first three quarters of fiscal 2001, caused a deterioration in gross margins as a percentage of net revenues during fiscal 2001. In fiscal 2002, our quarterly revenues reflect renewed demand in a number of the end markets addressed by our products, particularly in our Broadband Communications segment. Our quarterly gross margins for fiscal 2002 benefited from the elimination of the burden of our underutilized former manufacturing operations (which we contributed to Jazz in the second quarter of fiscal 2002) and improved utilization of our former Mexicali operations.

Research and development expenses increased during the first half of 2001, reflecting sustained investment in product development efforts, but generally decreased beginning in the third quarter of fiscal 2001 as a result of the workforce reductions and other cost reduction initiatives we implemented. Similarly, quarterly selling, general and administrative expenses increased during the first half of 2001 due to the development of infrastructure in support of the planned separation of our Broadband Communications and Mindspeed Technologies businesses and our fiscal 2000 acquisitions. Quarterly selling, general and administrative expenses generally decreased beginning in the third quarter of fiscal 2001 as a result of the workforce reductions and other cost reduction initiatives we implemented. Operating expenses (both research and development and selling, general and administrative) increased as a percentage of net revenues through the fourth quarter of fiscal 2001 primarily as a result of the decline in our net revenues.

Beginning in the second quarter of fiscal 2001 and continuing through fiscal 2002 we recorded special charges for our restructuring initiatives. We also recorded special charges for asset impairments, most prominently in the fiscal 2001 third quarter (to write down the carrying value of manufacturing assets in our Broadband Communications segment) and in the fiscal 2002 third quarter (to write down the carrying value of certain goodwill and other assets in our Mindspeed Technologies segment).

Through the second quarter of fiscal 2001, we recognized income tax benefits for the value of our net losses to reduce our income taxes, net of the impact of non-deductible costs such as amortization of intangible assets. Commencing in the third quarter of fiscal 2001, we ceased recognizing any tax benefit relating to our operating losses because we determined that it is more likely than not that the additional income tax benefits would not be realized.

In the past, our quarterly operating results have fluctuated due to a number of factors, many of which are outside our control. These include changes in the overall demand for communications electronics equipment, changes in product mix, the timing of new product introductions, the timing of receipt, reduction or cancellation of significant orders by customers, and other factors that have had a significant impact on our revenues and gross margins. In addition, the level of utilization of former manufacturing facilities affected our gross margins. Significant quarterly fluctuations in results of operations have also caused significant fluctuations in our liquidity and working capital, including our cash and cash equivalents, accounts receivable and payable and inventories.

Liquidity and Capital Resources

Cash used in operating activities was $215.9 million for fiscal 2002 and $202.4 million for fiscal 2001, compared to cash provided by operating activities of $211.3 million for fiscal 2000. Fiscal 2002 operating cash flows reflect our loss from continuing operations of $812.3 million, offset by noncash charges (depreciation and amortization, special charges and other) of $597.8 million and a net increase in the non-cash components of our working capital of approximately $1.3 million. Before the effect of working capital changes, cash used in operations was $214.5 million for fiscal 2002, compared to $245.7 million for fiscal 2001.

The fiscal 2002 changes in the non-cash components of working capital include a $24.5 million decrease in accounts receivable, principally due to our aggressive accounts receivable collection efforts, a $12.6 million increase in accrued expenses and other current liabilities, a $4.4 million increase in accounts payable and a $2.9 million decrease in inventories. These working capital changes were partially offset by a $16.2 million decrease in deferred revenue due to lower inventory levels at our major distributors and changes in other assets and liabilities totaling $29.6 million.

Cash provided by investing activities of $174.4 million for fiscal 2002 includes the return of a $150.0 million refundable deposit held by a vendor, proceeds from the sale of assets of $72.9 million and net sales of marketable securities of $58.4 million. These sources of cash were partially offset by capital expenditures of $21.2 million and payments of $55.8 million for acquisitions, including the initial purchase price for the video compression business of GlobespanVirata, Inc. and contingent consideration for certain businesses we acquired in fiscal 2000. We also advanced $30.0 million to Skyworks under the credit facility. In fiscal 2001, cash used in investing activities of $303.9 million principally consisted of capital expenditures of $107.3 million, payments for investments, advances and acquisitions totaling $106.1 million (including a $75.0 million refundable deposit paid to a vendor) and net purchases of marketable securities totaling $93.0 million.

Cash provided by financing activities of $14.7 million for fiscal 2002 consisted of proceeds from the exercise of stock options. In fiscal 2001, cash used in financing activities of $44.8 million principally consisted of $65.0 million paid in connection with the conversion and repurchase of a portion of our convertible subordinated notes, partially offset by proceeds of $20.2 million from the exercise of stock options. During fiscal 2001, approximately $255.2 million principal amount of our 41/4% Convertible Subordinated Notes were converted into approximately 11.0 million shares of common stock, at a cost to us of $42.6 million. Also during fiscal 2001, we purchased $35.0 million principal amount of our 4% Convertible Subordinated Notes at prevailing market prices, resulting in an extraordinary gain of $11.7 million.

As of September 30, 2002, we held notes receivable from Skyworks with an aggregate principal amount of $180.0 million, including the $150.0 million Term Notes and $30.0 million outstanding under the revolving credit facility. In November 2002, we entered into a refinancing agreement with Skyworks pursuant to which Skyworks repaid $105.0 million of the principal amount and all of the accrued interest owed to us under the Term Notes and the remaining principal balance of the Term Notes was exchanged for $45.0 million principal amount of a new 15% convertible note with a maturity date of June 30, 2005. Skyworks also paid us all amounts outstanding under the credit facility, the credit facility was cancelled and we released all security interests in Skyworks’ assets and properties. Skyworks may redeem the 15% convertible note at any time after May 12, 2004, subject to a redemption premium of 3% of the outstanding principal amount. We may, at our option, convert the outstanding principal amount of the 15% convertible note into shares of Skyworks common stock based upon the conversion price (initially $7.87 per share, subject to adjustment under certain circumstances). At maturity, Skyworks must pay the outstanding principal amount by delivering to us a number of shares of its common stock based upon the conversion price. We subsequently exchanged the 15% convertible note for an equal aggregate principal amount of substantially similar 15% convertible senior subordinated notes issued under an indenture and Skyworks has granted us certain registration rights relating to the 15% convertible senior subordinated notes and the shares of Skyworks common stock underlying the 15% convertible senior subordinated notes. We may sell all or part of the $45.0 million 15% convertible senior subordinated notes or shares underlying the notes as needed to meet our liquidity requirements.

As of September 30, 2002 our principal sources of liquidity are our existing cash reserves, available-for-sale marketable securities, the notes receivable from Skyworks and cash generated from product sales. Combined cash and cash equivalents, marketable securities and notes receivable from Skyworks at September 30, 2002 totaled $447.8 million compared to $338.9 million at September 30, 2001. Our working capital at September 30, 2002 was $441.2 compared to $442.4 million at September 30, 2001.

During fiscal 2001 and 2002, we reduced our capital expenditures and implemented a number of expense reduction initiatives (including workforce reductions, the consolidation of certain facilities and salary reductions of 10% for senior management) to improve our operating cost structure. However, we expect that reduced end-customer demand (as compared to fiscal 2000 levels), changes in our revenue mix and other factors will continue to adversely affect our operating results in fiscal 2003 and we anticipate that we will continue to experience negative cash flows from operations in the near term.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures and additional consideration that may be payable to iCompression for at least the next twelve months. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Commitments

Operating Leases

We lease certain facilities and equipment under non-cancelable operating leases. The leases expire at various dates through 2017 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. At September 30, 2002, minimum future lease payments under these leases totaled $117.3 million, including $22.8 million due within one year; $33.7 million due in one to three years; $16.1 million due in three to five years; and $44.7 million due after five years. Rental expense under operating leases was approximately $27.1 million during fiscal 2002.

Convertible Debt

As of September 30, 2002, $615.0 million principal amount of our 4% Convertible Subordinated Notes due 2007 and $66.8 million principal amount of our 41/4% Convertible Subordinated Notes due 2006 were outstanding. The notes are general unsecured obligations. We pay interest on the notes in arrears semiannually and during fiscal 2002, we paid interest of $28.6 million. Both the 4% Convertible Subordinated Notes and the 41/4% Convertible Subordinated Notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of our common stock at conversion prices of $52.986 and $11.332, respectively. At our option, we may redeem the 41/4% Convertible Subordinated Notes and, on or after February 6, 2003, we may redeem the 4% Convertible Subordinated Notes, in each case at a declining premium to par.

Capital Commitments

We have certain non-marketable equity investments in early stage technology companies. In connection with two of these investments, we may be required to invest up to an additional $14.8 million.

Purchase Commitments

We purchase a substantial portion of our requirements for silicon-based semiconductor products from Jazz. During the first two years of the long-term supply arrangement with Jazz, our cost of wafers is an amount which approximates our historical cost. Thereafter, our cost of wafers will be based on market prices. Additionally, we are obligated to purchase certain minimum annual volumes of wafers during the first three years of the arrangement. In the event our actual wafer purchases are less than the required minimum volumes, we will be required to make additional payments to Jazz. Our expected minimum purchase obligations under the long-term supply agreement with Jazz, net of a portion of the wafer purchase obligations assumed by a third party, will be approximately $71 million, $43 million and $14 million in fiscal 2003, 2004 and 2005, respectively.

Additionally, we entered into a long-term supply agreement with Skyworks in June 2002, under which Skyworks provides semiconductor assembly and test services at our former Mexicali, Mexico facility. Under this supply agreement, we are obligated to purchase certain minimum amounts of assembly and test services during fiscal 2003. In the event our purchases of assembly and test services are less than the required minimum amounts, we will be required to make additional payments to Skyworks. Thereafter and subject to certain conditions, we are obligated to offer Skyworks the opportunity to provide additional assembly and test services that we may need and Skyworks is obligated to make commercially reasonable efforts to provide such requested services during the three-year agreement. Our expected minimum obligation under the supply agreement with Skyworks is approximately $35 million in fiscal 2003.

We currently anticipate meeting each of the annual minimum purchase obligations under the long-term supply agreements with Jazz and Skyworks.

Recent Accounting Standards

See Note 2 of Notes to Consolidated Financial Statements.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to allowances for doubtful accounts, inventories, long-lived assets, income taxes, restructuring costs and other contingencies. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

Impairment of long-lived assets

Long-lived assets, including fixed assets, non-marketable investments, goodwill and intangible assets, are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

In the first quarter of fiscal 2003, we will adopt the new rules in SFAS 142 for measuring the impairment of goodwill, which prescribe a fair value-based approach. The estimates and assumptions described above (along with other factors such as discount rates) will affect the amount of any impairment losses we recognize under SFAS 142. Upon adoption of SFAS 142, we will be required to make a transition test of our goodwill for impairment, which may result in a significant transition impairment loss (recorded as a change in accounting principle). At least annually thereafter, we will be required to test goodwill for impairment, which may result in additional impairment losses (charged against income).

Deferred income taxes

We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly. We record a valuation allowance to reduce our deferred tax assets to the net amount that is more likely than not to be realized. Our assessment of the need for a valuation allowance is based upon our expectations of future taxable income and the ongoing prudent and feasible tax planning strategies available to us. In the event that we determine that we will not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination is made. Likewise, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination is made.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2002, the carrying value of our cash and cash equivalents approximates fair value.

Our marketable debt securities (consisting of asset-backed securities, corporate bonds and government securities) principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of September 30, 2002, unrealized gains of $0.5 million (net of related income taxes) on these securities are included in accumulated other comprehensive income.

Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our investments and long-term debt as of September 30, 2002:

(in thousands)	Carrying Value	Fair Value

Cash and cash equivalents	$168,357	$168,357
Marketable debt securities	99,466	99,466
Notes receivable from Skyworks	180,000	180,000
Long-term debt	681,825	198,848

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, we seek to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes.

At September 30, 2002, we held foreign currency forward exchange contracts (principally to sell Mexican pesos at specified rates) having an aggregate notional amount of approximately 59.6 million pesos, at a notional weighted average exchange rate of approximately 10.01 pesos to the dollar. The net unrealized gain/loss on the forward contracts outstanding at September 30, 2002 was not material to our consolidated financial statements. Based on our overall currency rate exposure at September 30, 2002, a 10 percent change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

CONEXANT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,

	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$168,357	$182,260
Short-term investments	99,466	156,660
Notes receivable from Skyworks	180,000	—
Receivables, net of allowance of $8,405 (2002) and $15,000 (2001)	73,552	92,931
Inventories	57,330	85,014
Deferred income taxes	32,233	75,710
Other current assets	52,695	51,414
Current assets of discontinued operations	—	81,362

Total current assets	663,633	725,351
Property, plant and equipment, net	93,994	217,886
Goodwill and intangible assets, net	773,202	1,191,429
Deferred income taxes	224,168	183,444
Other assets	156,038	264,529
Non-current assets of discontinued operations	—	232,841

Total assets	$1,911,035	$2,815,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$101,342	$95,488
Deferred revenue	10,420	26,583
Accrued compensation and benefits	38,929	38,044
Other current liabilities	71,738	100,062
Current liabilities of discontinued operations	—	22,820

Total current liabilities	222,429	282,997
Convertible subordinated notes	681,825	709,849
Other liabilities	58,954	45,652
Non-current liabilities of discontinued operations	—	3,806

Total liabilities	963,208	1,042,304

Commitments and contingencies	—	—
Shareholders’ Equity
Preferred and junior preferred stock, no par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $1.00 par value: 1,000,000 authorized shares; 265,676 (2002) and 253,900 (2001) issued shares	265,676	253,900
Additional paid-in capital	3,219,044	3,113,205
Accumulated deficit	(2,507,407)	(1,566,209)
Accumulated other comprehensive loss	(28,077)	(17,204)
Treasury stock, at cost: 41 shares (2001)	—	(1,807)
Unearned compensation	(1,409)	(8,709)

Total shareholders’ equity	947,827	1,773,176

Total liabilities and shareholders’ equity	$1,911,035	$2,815,480

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended September 30,

	2002	2001	2000

Net revenues	$601,762	$847,056	$1,790,616
Cost of goods sold	347,331	751,554	926,197

Gross margin	254,431	95,502	864,419
Operating expenses:
Research and development	323,811	371,942	322,855
Selling, general and administrative	165,250	250,808	236,989
Amortization of intangible assets	331,877	324,805	154,679
Special charges	199,365	389,616	35,000
Purchased in-process research and development	—	—	191,348

Total operating expenses	1,020,303	1,337,171	940,871

Operating loss	(765,872)	(1,241,669)	(76,452)
Debt conversion costs	(10,435)	(42,584)	—
Other income (expense), net	(37,168)	389	6,329

Loss before income taxes	(813,475)	(1,283,864)	(70,123)
Provision (benefit) for income taxes	(1,139)	(106,310)	63,036

Loss from continuing operations	(812,336)	(1,177,554)	(133,159)
Loss from discontinued operations, net of income taxes	(68,431)	(275,064)	(57,768)

Loss before extraordinary item	(880,767)	(1,452,618)	(190,927)
Extraordinary gain on extinguishment of debt, net of income taxes	—	7,284	—

Net loss	$(880,767)	$(1,445,334)	$(190,927)

Loss per share, basic and diluted:
Continuing operations	$(3.14)	$(4.81)	$(0.63)
Discontinued operations	(0.26)	(1.13)	(0.27)
Extraordinary item	—	0.03	—

Net loss	$(3.40)	$(5.91)	$(0.90)

Number of shares used in per share computation	258,998	244,711	211,840

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,

	2002	2001	2000

Cash Flows From Operating Activities
Loss from continuing operations	$(812,336)	$(1,177,554)	$(133,159)
Adjustments required to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	51,046	116,694	131,024
Amortization of intangible assets	331,877	324,805	154,679
Asset impairments	156,951	342,791	—
Write-down of non-marketable investments	21,207	13,051	—
Provision for losses on accounts receivable	(3,878)	23,081	(1,472)
Inventory provisions	17,063	205,884	4,639
Deferred income taxes	3,667	(146,482)	(29,167)
Stock compensation	9,196	15,168	9,491
Debt conversion costs	10,435	42,584	—
Purchased in-process research and development	—	—	191,348
Special charges — litigation	—	—	35,000
Other noncash charges, net	256	(5,732)	4,533
Changes in assets and liabilities, net of acquisitions:
Receivables	24,477	239,088	(139,122)
Inventories	2,896	(39,879)	(56,888)
Accounts payable	4,381	(127,668)	(49,955)
Deferred revenue	(16,163)	(10,952)	14,974
Accrued expenses and other current liabilities	12,615	(10,731)	97,871
Other	(29,553)	(6,527)	(22,482)

Net cash provided by (used in) operating activities	(215,863)	(202,379)	211,314

Cash Flows From Investing Activities
Purchase of marketable securities	(334,461)	(531,201)	(6,011)
Sale of marketable securities	392,902	438,211	19,206
Refundable deposit	150,000	(75,000)	(75,000)
Proceeds from sale of assets	72,927	2,522	—
Capital expenditures	(21,229)	(107,296)	(214,694)
Advances to Skyworks	(30,000)	—	—
Acquisitions of businesses, net of cash acquired	(45,989)	(12,994)	(8,682)
Investments in and advances to businesses	(9,800)	(18,112)	(99,258)

Net cash provided by (used in) investing activities	174,350	(303,870)	(384,439)

Cash Flows From Financing Activities
Proceeds from issuance of convertible subordinated notes, net of issuance costs	—	—	630,992
Proceeds from exercise of stock options	14,733	20,216	116,697
Payment of debt conversion costs	—	(42,584)	—
Repurchase of convertible subordinated notes	—	(22,400)	—

Net cash provided by (used in) financing activities	14,733	(44,768)	747,689

Net cash provided by (used in) discontinued operations	12,877	(97,823)	(141,980)

Net increase (decrease) in cash and cash equivalents	(13,903)	(648,840)	432,584
Cash and cash equivalents at beginning of period	182,260	831,100	398,516

Cash and cash equivalents at end of period	$168,357	$182,260	$831,100

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)

	Common Stock			Retained
			Additional	Earnings
	Outstanding		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)

Balance at September 30, 1999	196,387	$196,387	$769,563	$70,052
Net loss	—	—	—	(190,927)
Currency translation adjustment	—	—	—	—
Change in unrealized gains on investments	—	—	—	—
Comprehensive loss
Purchase acquisitions	26,988	26,988	1,761,138	—
Issuance of common stock	7,788	7,788	71,463	—
Tax benefits from stock plans	—	—	166,102	—
Purchase of treasury stock	(30)	—	—	—
Compensation expense related to employee stock plans	1	1	6,849	—

Balance at September 30, 2000	231,134	231,164	2,775,115	(120,875)
Net loss	—	—	—	(1,445,334)
Currency translation adjustment	—	—	—	—
Change in unrealized gains on investments	—	—	—	—
Unrealized loss on forward exchange contracts	—	—	—	—
Comprehensive loss
Purchase acquisitions	7,494	7,494	66,653	—
Conversion of debt	11,046	11,046	237,896	—
Issuance of common stock	4,196	4,196	29,788	—
Tax benefits from stock plans	—	—	1,484	—
Purchase of treasury stock	(11)	—	—	—
Compensation expense related to employee stock plans	—	—	2,269	—

Balance at September 30, 2001	253,859	253,900	3,113,205	(1,566,209)
Net loss	—	—	—	(880,767)
Currency translation adjustment	—	—	—	—
Change in unrealized gains on investments	—	—	—	—
Minimum pension liability adjustment	—	—	—	—
Unrealized loss on forward exchange contracts	—	—	—	—
Comprehensive loss
Purchase acquisitions	1,420	1,420	16,658	—
Conversion of debt	2,233	2,233	35,720	—
Issuance of common stock and warrants	7,939	7,939	52,303	—
Tax benefits from stock plans	—	—	1,175	—
Cancellation of treasury stock	—	(41)	(1,766)	—
Compensation expense related to employee stock plans	225	225	1,749	—
Distribution of wireless business	—	—	—	(60,431)

Balance at September 30, 2002	265,676	$265,676	$3,219,044	$(2,507,407)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other			Total
	Comprehensive	Treasury	Unearned	Shareholders'
	Income (Loss)	Stock	Compensation	Equity

Balance at September 30, 1999	$149	$—	$(998)	$1,035,153
Net loss	—	—	—	(190,927)
Currency translation adjustment	(539)	—	—	(539)
Change in unrealized gains on investments	47,685	—	—	47,685

Comprehensive loss				(143,781)
Purchase acquisitions	—	—	(19,453)	1,768,673
Issuance of common stock	—	—	(6,511)	72,740
Tax benefits from stock plans	—	—	—	166,102
Purchase of treasury stock	—	(1,619)	—	(1,619)
Compensation expense related to employee stock plans	—	—	2,641	9,491

Balance at September 30, 2000	47,295	(1,619)	(24,321)	2,906,759
Net loss	—	—	—	(1,445,334)
Currency translation adjustment	(18,362)	—	—	(18,362)
Change in unrealized gains on investments	(46,094)	—	—	(46,094)
Unrealized loss on forward exchange contracts	(43)	—	—	(43)

Comprehensive loss				(1,509,833)
Purchase acquisitions	—	—	3,819	77,966
Conversion of debt	—	—	—	248,942
Issuance of common stock	—	—	(1,106)	32,878
Tax benefits from stock plans	—	—	—	1,484
Purchase of treasury stock	—	(188)	—	(188)
Compensation expense related to employee stock plans	—	—	12,899	15,168

Balance at September 30, 2001	(17,204)	(1,807)	(8,709)	1,773,176
Net loss	—	—	—	(880,767)
Currency translation adjustment	(4,195)	—	—	(4,195)
Change in unrealized gains on investments	(1,072)	—	—	(1,072)
Minimum pension liability adjustment	(5,649)	—	—	(5,649)
Unrealized loss on forward exchange contracts	43	—	—	43

Comprehensive loss				(891,640)
Purchase acquisitions	—	—	—	18,078
Conversion of debt	—	—	—	37,953
Issuance of common stock and warrants	—	—	(459)	59,783
Tax benefits from stock plans	—	—	—	1,175
Cancellation of treasury stock	—	1,807	—	—
Compensation expense related to employee stock plans	—	—	7,609	9,583
Distribution of wireless business	—	—	150	(60,281)

Balance at September 30, 2002	$(28,077)	$—	$(1,409)	$947,827

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Conexant Systems, Inc. (Conexant or the Company) designs, develops and sells semiconductor system solutions for communications applications. The Company’s expertise in mixed-signal processing allows it to deliver integrated systems and semiconductor products which facilitate communications worldwide through wireline voice and data communications networks and emerging cable, satellite and fixed wireless broadband communications networks. The Company operates in two business segments: the Broadband Communications business and Mindspeed Technologies™, the Company’s Internet infrastructure business.

On December 31, 1998, Conexant became an independent publicly held company when Rockwell International Corporation (Rockwell) spun off Conexant, then a wholly owned subsidiary of Rockwell, by means of a distribution (the Distribution) of all the outstanding shares of common stock of Conexant to the shareholders of Rockwell in a tax-free spin-off. Prior to the Distribution, Conexant (formerly named Rockwell Semiconductor Systems, Inc.), together with certain other subsidiaries of Rockwell, operated Rockwell’s semiconductor systems business (Semiconductor Systems). Conexant was incorporated as Rockwell Semiconductor Systems, Inc. in Delaware on September 16, 1996 and changed its name to Conexant Systems, Inc. on October 14, 1998.

In September 2000, the Company’s Board of Directors approved in principle the separation of the Broadband Communications and Mindspeed Technologies businesses. Although business conditions have delayed the separation, the Company remains committed to completing the separation as soon as business and market conditions permit. The separation may be subject to the approval of the Company’s shareholders, the receipt of a ruling from the Internal Revenue Service that any related spin-off will qualify as a tax-free distribution and other conditions. There can be no assurance that the separation will be successfully completed.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and each of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year – The Company maintains a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal years 2002, 2001 and 2000 each comprised 52 weeks and ended on September 27, September 28 and September 29, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on the last day of the calendar month.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to the allowance for doubtful accounts, inventories, long-lived assets, income taxes and litigation. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Revenue Recognition – Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for a right to return unsold products. Recognition of revenue on all sales to these distributors is deferred until the products are sold by the distributors to a third party. A reserve for sales returns and allowances for other customers is recorded based on historical experience or specific identification of an event necessitating a reserve. Development revenue is recognized when services are performed and was not significant for any of the periods presented.

Cash and Cash Equivalents – The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories – Inventories are stated at the lower of cost or market. Cost is computed using the average cost method on a currently adjusted standard basis (which approximates actual cost); market is based upon estimated net realizable value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, and orders generally are subject to cancellation with limited advance notice prior to shipment.

Property, Plant and Equipment – Property, plant and equipment is stated at cost. Depreciation is based on estimated useful lives (principally 10 to 27 years for buildings and improvements; 3 to 5 years for machinery and equipment; and the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements for land and leasehold improvements). Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs are charged to expense.

Goodwill and Intangible Assets – Goodwill and intangible assets principally result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities, including purchased in-process research and development (IPRD) projects which have not yet reached technological feasibility and have no alternative future use. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the net assets acquired is recorded as goodwill. The value of IPRD is immediately charged to expense upon completion of the acquisition. Goodwill acquired prior to June 30, 2001 and patents, developed technology, and other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 10 years.

Investments – The Company accounts for non-marketable investments using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of income or losses and distributions. The Company records its share of the investees’ earnings or losses in other income (expense) in the consolidated statements of operations. Where the Company is unable to exercise significant influence over the investee, investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments.

Impairment of Long-Lived Assets – The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including goodwill and intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During fiscal 2002 and 2001, the Company recorded impairment charges as discussed in Notes 7 and 14.

Foreign Currency Translation and Remeasurement – The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of the Company’s principal foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates and income and expense items are translated at the average exchange rates prevailing during the period. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income. For the remainder of the Company’s foreign subsidiaries, the functional currency is the U.S. dollar. Inventories, property, plant and equipment, cost of goods sold, and depreciation for those operations are remeasured from foreign currencies into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from those remeasurements are included in earnings. Gains and losses resulting from foreign currency transactions are recognized currently in earnings.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative Financial Instruments – Derivative financial instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value. The Company’s derivative financial instruments principally consist of foreign currency forward exchange contracts which the Company uses to manage its exposure to foreign currency risks. The Company’s objectives are to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company designates certain forward contracts as hedges of forecasted intercompany transactions. Unrealized gains and losses on these contracts are recorded as a component of accumulated other comprehensive income. Other forward contracts are designated as hedges of intercompany accounts of the Company’s foreign subsidiaries. Unrealized gains and losses on these forward contracts are recorded currently through earnings and offset the corresponding losses and gains on the assets and liabilities being hedged. At September 30, 2002, the Company had approximately $6.0 million of foreign currency forward contracts outstanding, principally to sell Mexican pesos. These contracts mature in October 2002 and are with major financial institutions. The fair value of the foreign currency forward contracts at September 30, 2002 and changes in fair values during fiscal 2002 and 2001 were not significant. During fiscal 2002 and 2001, there were no significant gains or losses recognized in earnings for hedge ineffectiveness.

Stock-Based Compensation – The Company accounts for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

Income Taxes – The provision (benefit) for income taxes is determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Loss Per Share – Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company’s convertible subordinated notes for the period of time such notes were outstanding, if such stock options and convertible notes are dilutive. The potential dilutive effect of the common stock equivalents shown below was not included in the computation of diluted earnings per share, as these securities were antidilutive (weighted-average numbers of shares, in thousands):

	2002	2001	2000

Stock options (under the treasury stock method)	4,616	9,340	17,164
4-1/4% Convertible Subordinated Notes due 2006	7,342	5,636	15,153
4% Convertible Subordinated Notes due 2007	11,607	5,747	3,929
Restricted stock and other	230	1,955	813

Concentrations – Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, investments, trade accounts receivable and notes receivable from Skyworks. The Company invests its cash balances through high-credit quality financial institutions. The Company places its investments in investment-grade debt securities and limits its exposure to any one issuer. The Company’s trade accounts receivable primarily are derived from sales to manufacturers of communications products, consumer products and personal computers. Management believes that credit risks on trade accounts receivable are moderated by the diversity of its products, end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At September 30, 2002, three customers accounted for 16%, 12% and 10% of the Company’s accounts receivable; at September 30, 2001, three customers accounted for 12%, 11% and 11% of the Company’s accounts receivable. In fiscal 2002, one distributor accounted for 10% of net revenues and no other customer accounted for 10% or more of net revenues. In fiscal 2001, one distributor accounted for 11% of net revenues and no other customer accounted for 10% or more of net revenues. No individual customer accounted for 10% or more of net revenues for fiscal 2000.

Supplemental Cash Flow Information – Interest paid, net of amounts capitalized, was $28.6 million, $35.1 million and $26.0 million during fiscal 2002, 2001 and 2000, respectively. Income taxes paid were $(8.2) million, $6.5 million and $20.6 million during fiscal 2002, 2001 and 2000, respectively.

Comprehensive Income – Other comprehensive income includes foreign currency translation adjustments, unrealized holding gains on available-for-sale marketable securities, minimum pension liability adjustments and unrealized losses on forward exchange contracts, net of applicable income taxes. Foreign currency translation adjustments are not presented net of any tax effect as the Company does not expect to incur any tax liability or benefit related thereto. The components of accumulated other comprehensive loss at fiscal year-ends are as follows (in thousands):

	2002	2001

Foreign currency translation adjustments	$(22,947)	$(18,752)
Unrealized gains on available-for-sale securities	519	1,591
Minimum pension liability adjustments	(5,649)	—
Unrealized losses on forward exchange contracts	—	(43)

Accumulated other comprehensive loss	$(28,077)	$(17,204)

Recent Accounting Standards – In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against this new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be tested at least annually for impairment and written down when impaired. The Company will adopt the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 as of the beginning of fiscal 2003. Upon adoption, the Company will cease amortizing goodwill against its results of operations, reducing annual amortization expense by approximately $240 million. The provisions of SFAS 142 are immediately applicable to goodwill and intangible assets acquired after June 30, 2001.

SFAS 142 requires the Company to complete a transition impairment test of its goodwill (as of the beginning of fiscal 2003) no later than the fourth quarter of fiscal 2003. If the recorded value of goodwill exceeds its estimated fair value, the Company will write down the value of goodwill to estimated fair value. Any such transition impairment loss will be recognized as the effect of a change in accounting principle. The Company is evaluating the impact of adopting the new standards. The transition impairment test and periodic impairment tests may result in significant write-downs of the value of goodwill.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS 144 to have a significant impact on the Company’s financial position or results of operations. However, future impairment reviews may result in significant charges against earnings to write down the value of long-lived assets.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds SFAS 4, which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The Company must adopt SFAS 145 as of the beginning of fiscal 2003. Management expects that

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the adoption of SFAS 145 will result in the reclassification of fiscal 2001 gains of $11.7 million from extraordinary gain on extinguishment of debt to income from continuing operations in the consolidated statements of operations.

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company must apply SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002. If the Company initiates exit or disposal activities after that date, SFAS 146 will affect the timing of the recognition of the related costs. Management does not expect the adoption of SFAS 146 to have a significant impact on the Company’s financial position.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Spin-off and Merger of Wireless Communications Business

On June 25, 2002, Conexant completed the distribution to Conexant shareholders of outstanding shares of Washington Sub, Inc. (Washington), a wholly owned subsidiary of Conexant to which Conexant contributed its wireless communications business, other than certain assets and liabilities which Conexant retained (together, the Spin-off Transaction). Immediately thereafter, Washington merged with and into Alpha Industries, Inc. (Alpha), with Alpha the surviving corporation (the Merger). As a result of the Spin-off Transaction and the Merger, Conexant shareholders received 0.351 of a share of Alpha common stock for each Conexant share held and continued to hold their Conexant shares.

Upon completion of the Merger, Alpha and its subsidiaries purchased Conexant’s semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico and Conexant’s package design team that supports the Mexicali facility (together, the Mexicali Operations) for $150 million. In connection with the purchase, Conexant, Alpha and certain subsidiaries of Alpha entered into a financing agreement pursuant to which Alpha and a subsidiary of Alpha delivered to Conexant promissory notes for $150 million (the Term Notes) guaranteed by Alpha and certain Alpha subsidiaries and secured by substantially all the assets of Alpha in payment of the purchase price for the Mexicali facility and the package design team. The Term Notes, dated June 25, 2002, were to mature 50 percent in March 2003 and 50 percent in June 2003 and were to bear interest initially at 10 percent, increasing to 12 percent in three months and 15 percent in six months. The financing agreement also provided for a revolving credit facility under which Alpha could borrow up to $100 million, less specified reserves, for one year at the same interest rate and with the same security applicable to the Term Notes. As of September 30, 2002, borrowings of $30.0 million were outstanding under the credit facility. See Note 16 for a description of certain subsequent events.

Effective June 26, 2002, Alpha changed its name to Skyworks Solutions, Inc. (Skyworks).

The Spin-off Transaction and the Merger were completed pursuant to the Contribution and Distribution Agreement and the Agreement and Plan of Reorganization entered into as of December 16, 2001 (the measurement date for financial accounting purposes), as amended. The accompanying consolidated financial statements have been restated to reflect the wireless communications business and Mexicali operations as discontinued operations. For financial accounting purposes, the sale of the Mexicali operations by Conexant to Skyworks was treated as if Conexant had contributed the Mexicali operations to Washington as part of the Spin-off Transaction, and the $150 million purchase price was treated as a return of capital to Conexant. The carrying value of the assets and liabilities which the Company contributed to Washington (including the Mexicali operations) was $210.4 million.

The operating results of the discontinued wireless communications business and Mexicali operations included in the accompanying consolidated statements of operations were as follows (in thousands):

	2002	2001	2000

Net revenues	$272,931	$215,502	$312,983

Loss before income taxes	$(65,282)	$(320,092)	$(68,200)
Provision (benefit) for income taxes	3,149	(45,028)	(10,432)

Loss from discontinued operations	$(68,431)	$(275,064)	$(57,768)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The loss from discontinued operations for fiscal 2001 includes asset impairments of $86.2 million and inventory write-downs of $58.7 million.

The components of assets and liabilities of discontinued operations at September 30, 2001 are as follows (in thousands):

2001

Current assets:
Receivables, net	$40,754
Inventories	37,383
Other current assets	3,225

$81,362

Non-current assets:
Property, plant and equipment, net	$169,547
Goodwill and intangible assets, net	59,824
Other assets	3,470

$232,841

Current liabilities:
Accounts payable	$2,653
Accrued compensation and benefits	12,363
Other current liabilities	7,804

$22,820

Non-current liabilities	$3,806

4. Acquisitions

During fiscal 2002, 2001 and 2000, the Company completed twelve acquisitions that were accounted for using the purchase method of accounting.

Fiscal 2002

Acquisition of Video Compression Business

In June 2002, the Company acquired the video compression business of iCompression, Inc. (iCompression), a wholly owned subsidiary of GlobespanVirata, Inc. The Company believes the acquisition will enable it to accelerate the development of video products for the encoder markets including personal computers and cable set-top boxes. Consideration for the acquisition consisted of 1.25 million shares of the Company’s common stock and promissory notes for $21 million, of which 150,000 shares of common stock and a promissory note for $1.8 million are initially held in escrow for the settlement of any contingent indemnity claims through the expiration of a one-year escrow period. The total value of the initial consideration to iCompression (excluding amounts held in escrow) was $32.4 million. In addition, Conexant may be required to pay additional consideration of up to $20 million pursuant to an earn-out provision if certain revenue milestones are achieved. To the extent the amounts escrowed and/or the additional consideration under the earn-out provision are paid to iCompression, they will be accounted for as additional purchase price. The Company paid the amounts owed under the promissory notes in July 2002.

Under the asset purchase agreement, the Company guaranteed the value of the shares issued to iCompression for a defined period through September 2003 (subject to certain conditions and elections). The guaranty is subject to adjustment for any stock split, stock dividend, recapitalization, merger or similar transaction (including the Spin-off Transaction and the Merger). In the event that the common stock delivered to iCompression (including the shares of Skyworks common stock received in respect thereof) does not maintain a market value per share equal to or greater than $12.00 for at least seven consecutive trading days during the guaranty period, Conexant would be required to make an additional cash payment to iCompression for the difference between $12.00 and the market value per share of such shares as of specified dates. Consequently, the Company has valued the shares delivered to iCompression at the guaranteed value of $12.00 per share. To the extent the Company is required to make additional cash payments under the guarantee, the payment will be recorded as a reduction of shareholders’ equity.

The tangible assets of the acquired video compression business totaled $0.3 million, net of liabilities of $1.6 million. The results of operations of the video compression business are included in the Broadband Communications

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

segment in the consolidated financial statements from the date of acquisition. The pro forma effect of this acquisition is not material to the Company’s results of operations for fiscal 2002 or 2001.

Fiscal 2001

In February 2001, the Company acquired HyperXS Communications, Inc. (HyperXS), a developer of semiconductors and related software products for high-speed Internet access devices.

Fiscal 2000

In January 2000, the Company acquired Microcosm Communications Limited (Microcosm), a fabless semiconductor company that develops and markets high-speed integrated circuits for fiber optic communications located in Bristol, England.

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

Consideration for the fiscal 2001 and 2000 acquisitions consisted of cash, shares of the Company’s common stock or a combination of cash and stock and the fair value of outstanding stock options of the acquired companies converted into options to purchase shares of the Company’s common stock.

The Company’s acquisitions are summarized below (in thousands):

	Shares of
	Conexant						Identified
	common stock	Options		Total value of			intangible
	issued	converted	Cash paid	consideration	IPRD	Goodwill	assets

Fiscal 2002
Video compression business	1,100	—	$19,200	$32,400	$—	$23,557	$8,851

Fiscal 2001
HyperXS	300	210	$7,500	$14,627	$—	$12,730	$—

Fiscal 2000
Microcosm	7,012	1,022	$3,265	$153,227	$27,400	$86,478	$49,720
Maker	12,651	1,637	—	979,591	118,500	717,163	171,760
HotRail	6,518	1,337	—	355,677	26,100	284,674	55,540
Novanet	2,019	294	22,316	117,739	17,317	99,846	658
NetPlane	1,927	305	—	86,981	2,031	58,507	18,895
Other acquisitions	1,900	277	19,793	103,956	—	86,719	13,184

	32,027	4,872	$45,374	$1,797,171	$191,348	$1,333,387	$309,757

Also in fiscal 2000, the Company’s discontinued wireless communications business completed the acquisition of Philsar Semiconductor, Inc. (Philsar) for aggregate consideration of $110.0 million, consisting of 2.5 million shares of the Company’s common stock and the conversion of outstanding Philsar stock options into options to purchase 525,000 shares of the Company’s common stock.

The total value of the fiscal 2001 and 2000 acquisitions includes additional consideration of $108.6 million paid in fiscal 2002 and 2001 to the former owners of the acquired companies upon the achievement of certain performance and technology goals and the expiration of indemnity, escrow or holdback provisions of the related acquisition agreements. In fiscal 2002, the Company paid additional consideration valued at $29.9 million, consisting of $25.0

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million in cash and 319,572 shares of common stock. In fiscal 2001, the Company paid additional consideration valued at $78.7 million, consisting of $7.5 million in cash, approximately 7.5 million shares of common stock and options to purchase 928,000 shares of common stock. The value of the additional consideration increased the amounts of goodwill related to the acquired companies. No additional consideration is payable, or contingently payable, for acquisitions the Company completed prior to fiscal 2002.

The value of the common stock issued for the fiscal 2001 and 2000 acquisitions was based on market prices at the time of announcement of the acquisition or, in the case of the additional consideration, at the time of resolution of the contingency. The value of the options converted was determined using the Black-Scholes option pricing model, based upon their various exercise prices (which ranged from $1.00 to $44.32 per share), and remaining contractual lives (ranging from two to ten years) and the following additional assumptions: estimated volatility of 60%, risk-free interest rate of 5.9% to 6.0% and no dividend yield. The value of the consideration for each acquisition has been allocated among the assets and liabilities acquired, including identified intangible assets and IPRD, based upon estimated fair values. The excess of the value of the consideration over the net assets acquired is allocated to goodwill. The tangible assets of the business acquired by the continuing operations in fiscal 2001 totaled $0.1 million. The tangible assets of the businesses acquired by the continuing operations in fiscal 2000 totaled $51.5 million, net of liabilities of $18.5 million.

Identified intangible assets, principally consisting of developed technology, are being amortized over estimated lives of two to seven years (principally five years). The goodwill balances related to each of the fiscal 2001 and 2000 acquisitions are being amortized over estimated lives of five years and are not deductible for income tax purposes.

During fiscal 2001 and 2000, the Company allocated $2.0 million and $19.5 million, respectively, of the purchase consideration to deferred compensation. These amounts represent the fair value of Conexant common stock subject to repurchase agreements and, for acquisitions completed after the effective date of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the intrinsic value of unvested options assumed by Conexant. The deferred compensation is being recognized over the remaining vesting period of the common stock or options. A total of $4.6 million and $9.4 million of compensation expense was recognized during fiscal 2002 and 2001, respectively.

In connection with five of the fiscal 2000 acquisitions, an aggregate of $191.3 million was allocated to IPRD, and expensed immediately upon completion of the acquisitions (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed. The fair value of the IPRD for each of the acquisitions was determined using the income approach. Under the income approach, expected future after-tax cash flows from each of the projects or product families (projects) under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Each project was analyzed to determine the technological innovations included in the project; the existence and utilization of core technology; the complexity, cost and time to complete the remaining development efforts; the existence of any alternative future use or current technological feasibility; and the stage of completion in development. Future cash flows for each project were estimated based on forecasted revenues and costs, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. While the acquired companies were development stage companies, or had limited operating histories, the forecasted revenues and costs were generally consistent with historical pricing, gross margins and expense levels, where applicable. Future cash flows from the significant acquired projects were expected to commence at various dates within six to eighteen months of acquisition.

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the market on a timely basis, or to achieve expected market acceptance or revenue and expense forecasts, could have a significant impact on the financial results and operations of the acquired businesses.

5. Sales of Assets

In March 2002, the Company and The Carlyle Group formed a new specialty foundry company named Jazz Semiconductor, Inc. (Jazz). In the transaction, Conexant contributed its Newport Beach, California wafer fabrication operations and certain intellectual property to Jazz and the Company received $19.3 million in cash and a 45% equity interest in Jazz, having an estimated fair value of $42.5 million. In addition to contributing its Newport Beach wafer fabrication operations (with a carrying value of approximately $43.2 million) and certain related assets and liabilities (with carrying values of $7.4 million and $7.8 million, respectively), the Company also issued to Jazz a warrant to purchase 2.9 million shares of Conexant common stock at a price of $13.05 per share (the fair market value on the date of grant of the warrant) through January 2005. The warrant had a fair value of $14.2 million, determined by management using the Black-Scholes option pricing model (assuming volatility of 68.5%, a risk-free interest rate of 4.1%, and no dividend yield) and discounted 20% for the lack of marketability. In connection with the Spin-off Transaction and the Merger, the exercise price of the warrant was adjusted to $4.62 per share.

This transaction resulted in a $2.6 million gain, which represented the difference between the Company’s carrying value and the fair value of the net assets deemed to have been sold by the Company to Jazz. The Company accounts for its investment in Jazz under the equity method of accounting.

In July 2002, the Company completed the planned divestiture of its digital imaging business and merged the business with Zing Network, Inc. to create a new privately held company named Pictos Technologies, Inc. (Pictos). The Company contributed assets with a carrying value of $17.3 million to Pictos in exchange for shares of Pictos stock. The Company accounts for its investment in Pictos under the cost method.

In fiscal 2001, the Company transferred the net assets of its global positioning system (GPS) business to SiRF Technology, Inc. (SiRF), a privately held company focused on GPS applications. The Company transferred assets with a carrying value of $5.6 million to SiRF in exchange for shares of SiRF stock. The Company accounts for its investment in SiRF under the cost method.

During fiscal 2002, the Company sold four buildings for net proceeds of $46.8 million. A $2.4 million gain arising from the sale of one building was recognized upon completion of the transaction. The Company will continue to occupy the remaining three buildings under 15-year leases. Consequently, gains of $19.6 million arising from the sale of the leased-back buildings have been deferred and will be recognized ratably over the term of the leases.

6. Marketable Securities

Marketable securities include asset-backed securities, corporate bonds, government securities and marketable equity securities. All of the Company’s marketable securities are classified as available for sale and are recorded at fair value, based upon quoted market prices. As of September 30, 2002, unrealized gains of $0.5 million (net of related income taxes) on these securities are included in accumulated other comprehensive income. The Company’s available-for-sale marketable securities are classified as short-term investments in the consolidated balance sheets as the Company intends to sell these securities as necessary to meet its liquidity requirements.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Available-for-sale securities consist of the following (in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

September 30, 2002:
U.S. government agencies	$24,686	$257	$—	$24,943
Foreign government securities	8,446	102	—	8,548
Corporate debt securities	65,493	517	(35)	65,975

	$98,625	$876	$(35)	$99,466

September 30, 2001:
U.S. government agencies	$38,393	$380	$(4)	$38,769
Foreign government securities	11,370	197	—	11,567
Corporate debt securities	104,069	2,256	(1)	106,324

	$153,832	$2,833	$(5)	$156,660

The amortized cost and estimated fair value of debt securities at September 30, 2002, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in 1 year or less	$20,445	$20,580
Due in 1 – 2 years	50,533	50,985
Due in 2 – 5 years	24,819	25,047
Due after 5 years	2,828	2,854

	$98,625	$99,466

7. Supplemental Financial Statement Data

Inventories at fiscal year-ends consist of the following (in thousands):

	2002	2001

Raw material	$363	$7,092
Work-in-process	39,313	64,883
Finished goods	17,654	13,039

	$57,330	$85,014

Cost of goods sold for fiscal 2001 includes inventory write-downs of $188.8 million. These write-downs resulted from the sharply reduced end-customer demand for PCs and Internet infrastructure equipment experienced during fiscal 2001. As a result of these market conditions, the Company experienced a significant number of order cancellations and a decline in the volume of new orders beginning in the fiscal 2001 first quarter, and becoming more pronounced in the second quarter. The inventories written down in fiscal 2001 principally consisted of voiceband processors, multi-megabit DSL transceivers, satellite set-top box tuners and demodulators, ADSL modems and analog modems for non-PC applications.

The Company assesses the recoverability of inventories through an on-going review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, the value of inventory that at the time of the review is not expected to be sold is written down. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

The assessment of the recoverability of inventories, and the amounts of any write-downs, is based on currently available information and assumptions about future demand (generally over six months) and market conditions. Demand for the Company’s products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

The Company may retain and make available for sale some or all of the inventories which have been written down. In the event that actual demand is higher than originally projected, the Company may be able to sell a portion of these inventories in the future. The Company generally scraps inventories which have been written-down and are identified as obsolete.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment at fiscal year-ends consist of the following (in thousands):

	2002	2001

Land	$1,663	$7,260
Land and leasehold improvements	15,460	17,067
Buildings	35,601	107,242
Machinery and equipment	233,363	604,858
Construction in progress	4,652	31,420

	290,739	767,847
Accumulated depreciation and amortization	(196,745)	(549,961)

	$93,994	$217,886

Interest capitalized into construction in progress was $1.3 million during fiscal 2000.

Goodwill and intangible assets at fiscal year-ends consist of the following (in thousands):

	2002	2001

Goodwill	$1,198,471	$1,337,525
Developed technology	288,996	296,625
Other intangible assets	51,775	60,390

	1,539,242	1,694,540
Accumulated amortization	(766,040)	(503,111)

	$773,202	$1,191,429

Other assets at fiscal year-ends consist of the following (in thousands):

	2002	2001

Advance payments to vendors	$6,592	$156,496
Investments	122,173	83,095
Other	27,273	24,938

	$156,038	$264,529

The advance payments to vendors were paid to wafer suppliers under agreements for foundry capacity. These advance payments will be repaid upon the termination of the agreements, or earlier if certain conditions are met. Investments consist of non-marketable equity interests in early stage technology companies and the Company’s investments in Jazz, Pictos and SiRF. In connection with certain of these investments, the Company may be required to invest up to an additional $14.8 million.

Other current liabilities at fiscal year-ends consist of the following (in thousands):

	2002	2001

Restructuring	$35,133	$10,732
Litigation and environmental liabilities	3,310	21,305
Other	33,295	68,025

	$71,738	$100,062

Other income (expense), net consists of the following (in thousands):

	2002	2001	2000

Investment and interest income	$13,259	$29,622	$41,948
Gain on sale of investments	—	23,251	—
Interest expense	(31,138)	(33,608)	(35,943)
Write-down of non-marketable investments	(21,207)	(13,051)	—
Other	1,918	(5,825)	324

	$(37,168)	$389	$6,329

During fiscal 2002 and 2001, the Company recorded charges of $21.2 million and $13.1 million, respectively, to write down the carrying values of certain non-marketable investments to their estimated fair values (in most cases, zero). The investments consisted of equity interests in early stage technology companies which the Company had accounted for under the cost method. Management estimated the fair value of these investments based upon available financial and other information, including then-current and projected business prospects for the subject companies, and determined that the decline in the fair value of these investments was other than temporary.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income Taxes

The components of the provision (benefit) for income taxes on continuing operations are as follows (in thousands):

	2002	2001	2000

Current:
United States	$(2,767)	$(8,000)	$70,304
Foreign	1,110	1,525	6,049
State and local	670	—	7,237

Total current	(987)	(6,475)	83,590

Deferred:
United States	—	(94,597)	(9,944)
Foreign	(152)	479	(4,527)
State and local	—	(5,717)	(6,083)

Total deferred	(152)	(99,835)	(20,554)

	$(1,139)	$(106,310)	$63,036

The total provision (benefit) for income taxes is recorded as follows (in thousands):

	2002	2001	2000

Continuing operations	$(1,139)	$(106,310)	$63,036
Discontinued operations	3,149	(45,028)	(10,432)
Extraordinary gain	—	4,426	—

	$2,010	$(146,912)	$52,604

Deferred income tax assets and liabilities at fiscal year-ends consist of the tax effects of temporary differences related to the following (in thousands):

	2002	2001

Deferred tax assets:
Accounts receivable	$3,210	$6,654
Inventories	84,405	110,072
Property, plant and equipment	35,193	97,611
Investments	69,371	—
Deferred revenue	11,084	8,477
Accrued compensation and benefits	6,204	7,843
Product returns and allowances	13,135	4,721
Retirement benefits and deferred compensation	23,542	24,498
Capitalized research and development	151,773	34,582
Net operating losses	332,180	249,042
Research and development and investment credits	152,542	109,053
Other, net	15,559	18,982
Valuation allowance	(524,174)	(303,275)

Total deferred tax assets	374,024	368,260

Deferred tax liabilities:
Intangible assets	51,472	74,438
Unrealized gains on investments	321	1,237
Deferred state taxes	65,830	33,431

Total deferred tax liabilities	117,623	109,106

Net deferred tax assets	$256,401	$259,154

Based upon the large operating losses and expected future operating results, management determined that it is more likely than not that a portion of the deferred tax assets as of September 30, 2002 and 2001 will not be realized. Consequently, the Company established a valuation allowance for the portion of its deferred tax assets that is not expected to be realized through the reduction of future income tax payments. Management believes the remaining portion of the deferred tax assets is more likely than not to be realized based on current expectations of future earnings and available tax planning strategies.

A valuation allowance of $303.3 million was recorded in fiscal 2001 and an additional $220.9 million was recorded in fiscal 2002. The addition to the valuation allowance in fiscal 2002 includes $22.8 million associated with net operating loss carryforwards, attributable to the Company’s discontinued operations, that were retained by the Company and $2.0 million related to deductions attributable to stock option exercises. To the extent the Company

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

obtains a tax benefit for the net operating losses attributable to the stock option exercises, such amount will be recorded as additional paid-in capital.

As of September 30, 2002, the Company has U.S. Federal net operating loss carryforwards of approximately $936 million which expire at various dates through 2022, aggregate state net operating loss carryforwards of approximately $77 million which expire at various dates through 2012 and foreign net operating loss carryforwards of approximately $2 million which have no expiration. The Company also has U.S. Federal and state income tax credit carryforwards of approximately $65 million and $88 million, respectively. The U.S. Federal credits expire at various dates through 2022. California Manufacturers’ Investment Credits of approximately $24 million expire at various dates through 2009, while the remaining state credits have no expiration date. Approximately $19 million of additional California Manufacturers’ Investment Credit carryforward was earned while the Company was part of Rockwell. Under the terms of the tax allocation agreement with Rockwell, Conexant must pay Rockwell approximately $19 million when the benefits from such portion of the credit carryforwards are realized.

Tax benefits from the exercise of stock options (including payments received under the tax allocation agreement with Rockwell) totaling $1.2 million, $1.5 million and $166.1 million for fiscal 2002, 2001 and 2000, respectively, were credited directly to shareholders’ equity.

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision (benefit) for income taxes on continuing operations follows (in thousands):

	2002	2001	2000

U.S. Federal statutory tax at 35%	$(284,716)	$(449,352)	$(24,543)
State taxes, net of federal effect	(26,388)	(42,932)	1,178
Foreign income taxes in excess of U.S	1,430	4,221	29,174
Research and development credits	(10,303)	(15,670)	(15,000)
Nondeductible amortization of intangible assets	115,644	89,592	34,954
Nondeductible reorganization costs	—	20,481	—
Nondeductible IPRD	—	—	42,794
Valuation allowance	196,050	303,275	—
Other	7,144	(15,925)	(5,521)

Provision (benefit) for income taxes	$(1,139)	$(106,310)	$63,036

Income (loss) before income taxes from continuing operations consists of the following components (in thousands):

	2002	2001	2000

United States	$(690,528)	$(1,280,982)	$8,882
Foreign	(122,947)	(2,882)	(79,005)

	$(813,475)	$(1,283,864)	$(70,123)

No provision has been made for U.S. Federal, state or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $32.5 million and $27.1 million of undistributed earnings of foreign subsidiaries as of September 30, 2002 and 2001, respectively, which have been or are intended to be permanently reinvested.

9. Long-Term Debt

In February 2000, the Company issued $650 million principal amount of its 4% Convertible Subordinated Notes due 2007 for net proceeds (after costs of issuance) of approximately $631.0 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each February 1 and August 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock initially at a conversion price of $108 per share, subject to certain adjustments. The notes may be redeemed, at the Company’s option, on or after February 6, 2003 at a declining premium to par. During fiscal 2001, the Company purchased $35.0 million principal amount of its 4% Convertible Subordinated Notes at prevailing market prices, resulting in an extraordinary gain of $7.3 million (net of income taxes of $4.4 million). At September 30, 2002, $615.0 million principal amount of the 4% Convertible Subordinated Notes were outstanding.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 1999, the Company issued $350 million principal amount of its 4 1/4% Convertible Subordinated Notes due 2006 for net proceeds (after costs of issuance) of approximately $339.6 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each May 1 and November 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock initially at a conversion price of $23.098 per share, subject to certain adjustments. The notes may be redeemed, at the Company’s option, on or after May 6, 2002 at a declining premium to par. During fiscal 2001, approximately $255.2 million principal amount of the Company’s 4 1/4% Convertible Subordinated Notes were converted into approximately 11.0 million shares of common stock at a cost to the Company of $42.6 million. During fiscal 2002, the Company exchanged 2.2 million shares of its common stock for approximately $28.0 million principal amount of its 4 1/4% Convertible Subordinated Notes. In connection with the exchanges, the Company recognized debt conversion costs of $10.4 million for the fair value of the shares issued in excess of the number of shares issuable in a conversion of the notes pursuant to their original terms. At September 30, 2002, $66.8 million principal amount of the 4 1/4% Convertible Subordinated Notes were outstanding.

At September 30, 2002, the fair value of the convertible subordinated notes (based on quoted market prices) was approximately $198.8 million compared to their carrying value of $681.8 million.

In connection with the Spin-off Transaction and the Merger, the conversion prices of the Company’s 4% Convertible Subordinated Notes and 41/4% Convertible Subordinated Notes were adjusted to $52.986 and $11.332, respectively.

10. Commitments

The Company leases certain facilities and equipment under non-cancelable operating leases. Land and facility leases expire at various dates through 2017 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $27.1 million, $23.2 million and $13.9 million during fiscal 2002, 2001 and 2000, respectively.

At September 30, 2002, future minimum lease payments under operating leases were as follows (in thousands):

Fiscal Year

2003	$22,801
2004	18,305
2005	15,439
2006	9,317
2007	6,771
Thereafter	44,665

Total future minimum lease payments	$117,298

The summary of future minimum lease payments includes an aggregate of $7.8 million of lease obligations that principally expire through fiscal 2005, which have been accrued for in connection with the Company’s restructuring actions (see Note 14).

The Company purchases a substantial portion of its requirements for silicon-based semiconductor products from Jazz. During the first two years of the long-term supply arrangement with Jazz, the Company’s cost of wafers is an amount which approximates its historical cost. Thereafter, the cost of wafers will be based on market prices. Additionally, the Company is obligated to purchase certain minimum annual volumes of wafers during the first three years of the arrangement. In the event the Company’s actual wafer purchases are less than the required minimum volumes, it will be required to make additional payments to Jazz. The Company’s expected minimum purchase obligations under the long-term supply agreement with Jazz, net of a portion of the wafer purchase obligations assumed by a third party, will be approximately $71 million, $43 million and $14 million in fiscal 2003, 2004 and 2005, respectively.

Additionally, the Company entered into a long-term supply agreement with Skyworks in June 2002, under which Skyworks provides semiconductor assembly and test services at the Company’s former Mexicali, Mexico facility. Under this supply agreement, the Company is obligated to purchase certain minimum amounts of assembly and test

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

services during fiscal 2003. In the event the Company’s purchases of assembly and test services are less than the required minimum amounts, it will be required to make additional payments to Skyworks. Thereafter and subject to certain conditions, the Company is obligated to offer Skyworks the opportunity to provide additional assembly and test services that the Company may need and Skyworks is obligated to make commercially reasonable efforts to provide such requested services during the three-year agreement. The Company’s expected minimum obligation under the supply agreement with Skyworks is approximately $35 million in fiscal 2003.

The Company currently anticipates meeting each of the annual minimum purchase obligations under the long-term supply agreements with Jazz and Skyworks.

11. Contingencies

Certain claims have been asserted against the Company, including claims alleging the use of the intellectual property rights of others in certain of the Company’s products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the resolution of such claims through arbitration or litigation. In connection with its spin-off from Rockwell, Conexant assumed responsibility for all contingent liabilities and current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of Semiconductor Systems.

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

Conexant has been designated as a potentially responsible party and is engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. In addition, the Company is engaged in a remediation of groundwater contamination at its former Newport Beach, California facility. Management currently estimates the aggregate remaining costs for these remediations to be approximately $2.5 million and has accrued for these costs as of September 30, 2002.

12. Stock Plans

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

Stock Options

The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of September 30, 2002, approximately 8.8 million shares are available for grant under the stock option and long-term incentive plans. Stock options are generally granted at not less than the fair market value at grant date, generally vest over four years and expire eight

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

or ten years after the grant date. The Company has also assumed stock option plans in connection with the business acquisitions completed during fiscal 2001 and 2000.

In September 2001, the Company commenced an offer to its employees to voluntarily exchange certain outstanding stock options. Under the terms of the offer, employees holding stock options having an exercise price equal to or greater than $25.00 per share could exchange their options for new options to purchase an equal number of shares of the Company’s common stock (subject to adjustment in certain circumstances). Employees accepting the exchange offer were also required to exchange all options granted within six months of the exchange offer. Approximately 27.5 million options, with a weighted-average exercise price of $50.89 per share, were tendered by employees and on October 2, 2001 those options were accepted and cancelled by the Company. The Company undertook to grant new stock options to the affected employees, on a one-for-one basis, at least six months and one day after the acceptance of the old options for exchange and cancellation. In April 2002, the Company granted new options to purchase an aggregate of 26.7 million shares of its common stock at an exercise price of $11.71 per share (based upon the closing market price of the Company’s common stock on the grant date), with vesting and other provisions substantially the same as the old options.

In connection with the Spin-off Transaction, each option holder, other than holders of options granted to employees of the Mindspeed Technologies segment on March 30, 2001 and options held by persons in certain foreign locations (Mindspeed March 30 options), received an option to purchase an equal number of shares of Washington common stock. The exercise prices of the outstanding Conexant options and the Washington options were adjusted so that the aggregate intrinsic value of the options was equal to the intrinsic value of the Conexant option immediately prior to the Spin-off Transaction and the ratio of the exercise price per share to the market value per share of each option was the same immediately before and after the Spin-off Transaction. In the Merger, each outstanding Washington option was converted into an option to purchase Skyworks common stock based upon the exchange ratio in the Merger. Mindspeed March 30 options remained exercisable only for shares of Conexant common stock, with appropriate adjustment to the number of shares and exercise prices thereof such that the aggregate intrinsic value of the options was equal to the intrinsic value of the option immediately prior to the Spin-off Transaction and the ratio of the exercise price per share to the market value per share of each option was the same immediately before and after the Spin-off Transaction.

A summary of stock option activity follows (shares in thousands):

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	80,029	$25.36	60,679	$32.51	33,350	$9.80
Granted during period	31,762	11.16	28,880	12.48	32,404	53.37
Issued or assumed in connection with acquisitions	—	—	1,138	1.00	4,469	11.15
Adjustments for the Spin-off Transaction	17,029	3.23	—	—	—	—
Exercised	(2,775)	5.15	(1,998)	6.08	(7,082)	7.41
Cancelled	(37,240)	41.33	(8,670)	34.44	(2,462)	35.49

Outstanding at end of year	88,805	3.90	80,029	25.36	60,679	32.51

Exercisable at end of year	50,683	3.75	23,889	22.05	12,211	8.32

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes stock options outstanding at September 30, 2002 (shares in thousands):

			Outstanding			Exercisable

				Average	Weighted-		Weighted-
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			of Shares	Life (Years)	Price	of Shares	Price

$0.24	—	$3.05	12,963	6.3	$2.15	9,469	$2.16
3.06	—	3.23	29,932	8.4	3.23	15,542	3.22
3.25	—	3.40	11,348	6.1	3.38	8,507	3.38
3.41	—	4.23	25,783	9.4	4.20	13,342	4.21
4.28	—	115.62	8,779	8.0	8.56	3,823	9.08

0.24	—	115.62	88,805	8.0	3.90	50,683	3.75

Restricted Stock

The Company’s long-term incentive plans also provide for awards of restricted shares of common stock and other stock-based incentive awards to officers and other employees and certain non-employees of the Company. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within two years of the date of award) or, in certain cases, if prescribed performance criteria are not met. During fiscal 2002, 2001 and 2000, the Company issued 37,000, 106,000 and 65,000 restricted shares of common stock at weighted-average fair values per share of $9.14, $9.29 and $71.84, respectively. The fair value of restricted stock awards is charged to expense over the vesting period. In fiscal 2002, 2001 and 2000, the Company recorded compensation expense of $3.5 million, $3.1 million and $1.8 million, respectively, for the value of restricted stock awards.

Directors Stock Plan

The Company has a Directors Stock Plan which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the Directors Stock Plan, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. As of September 30, 2002, 53,000 shares of Company common stock have been issued under the Directors Stock Plan and an aggregate of 367,000 shares of the Company’s common stock are available for grant under the Directors Stock Plan.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during a 24-month offering period at 85% of the lower of the fair market value on the first day of the 24-month offering period or on the purchase date. Under the employee stock purchase plan, employees may authorize the Company to withhold up to 10% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations. Offering periods generally commence on the first trading day of February and August of each year and are generally 24 months in duration, but may be terminated earlier under certain circumstances. At September 30, 2002, an aggregate of 4.1 million shares of the Company’s common stock are available for future purchases under the plan.

Accounting for Stock-Based Compensation

As permitted under SFAS 123, the Company has elected to follow APB 25 and related interpretations in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

Pro forma information is required by SFAS 123. This information is required to be determined as if the Company had accounted for stock-based awards to its employees under the fair value method of that statement. Had compensation cost for stock option awards been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS 123, the Company’s pro forma loss from continuing operations and pro forma loss from continuing operations per share would have been the amounts indicated below (in thousands, except per share amounts):

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2002	2001	2000

Pro forma loss from continuing operations	$(1,075,887)	$(1,470,155)	$(350,689)
Pro forma loss from continuing operations per share, basic and diluted	$(4.15)	$(6.01)	$(1.66)

For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period. The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000

Risk-free interest rate	2.9%	3.8%	5.9%
Expected volatility	100%	85%	60%
Dividend yield	—	—	—
Expected life (years)	4.5	4.5	4.5
Weighted-average fair value of options granted	$8.74	$8.18	$28.89

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

13. Employee Benefit Plans

Retirement Savings Plans

The Company sponsors 401(k) retirement savings plans that allow eligible U.S. employees to contribute a portion of their compensation, on a pre-tax or after-tax basis, subject to annual limits. The Company may match employee contributions in whole or part up to specified levels, and the Company may make an additional discretionary contribution at fiscal year-end, based on the Company’s performance. All Company contributions to the retirement savings plans are invested in shares of the Company’s common stock and are vested immediately. Expense under the retirement savings plans was $8.6 million, $10.6 million and $12.3 million for fiscal 2002, 2001 and 2000, respectively.

Retirement Medical Plan

The Company has a retirement medical plan which covers certain of its employees and provides for medical payments to eligible employees and dependents upon retirement. At the time of the spin-off from Rockwell, the Company ceased offering retirement medical coverage to active salaried employees. Retirement medical expense, consisting principally of interest accrued on the accumulated retirement medical obligation, was approximately $1.9 million, $2.9 million and $3.8 million in fiscal 2002, 2001 and 2000, respectively.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The change in the retirement medical obligation is as follows (in millions):

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$35.6	$36.6
Service cost	0.3	0.3
Interest cost	2.4	2.7
Plan participants’ contributions	0.3	0.5
Curtailments	(8.0)	(0.5)
Actuarial gain	(6.4)	(1.2)
Benefits paid	(3.5)	(2.8)

Benefit obligation at end of year	20.7	35.6

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contribution	3.2	2.3
Plan participants’ contributions	0.3	0.5
Benefits paid	(3.5)	(2.8)

Fair value of plan assets at end of year	—	—

Funded status	(20.7)	(35.6)
Unrecognized net actuarial loss	3.1	11.2
Unrecognized prior service cost	(3.5)	(5.4)

Accrued benefit cost	$(21.1)	$(29.8)

For measurement purposes, an 11% annual rate of increase in the per capita cost of health care benefits was assumed for fiscal 2002, decreasing to 5.0% in 2012 and remaining at that level thereafter. The accrued benefit obligation is based on discount rates of 7.0% (2002) and 7.5% (2001). Increasing the health care cost trend rate by 1% would increase the accumulated retirement medical obligation at September 30, 2002 by approximately $1.5 million and would not significantly increase retirement medical expense.

Pension Plans

In connection with a restructuring plan initiated in September 1998, the Company offered a voluntary early retirement program (VERP) to certain salaried employees. Pension benefits under the VERP are paid from a newly established pension plan (the VERP Plan) of Conexant. Benefits payable under the VERP Plan are equal to the excess of the total early retirement pension benefit over the vested benefit obligation retained by Rockwell under a pension plan sponsored by Rockwell prior to the Distribution. The Company also has certain pension plans covering its non-U.S. employees and retirees. Prior to the formation of Jazz in March 2002, the Company also had a pension plan covering certain hourly employees, principally in its manufacturing operations, which was assumed by Jazz.

Net pension expense was approximately $1.2 million, $1.6 million and $1.8 million for fiscal 2002, 2001 and 2000, respectively. As of September 30, 2002 and 2001, the aggregate projected benefit obligation included in the consolidated balance sheet was approximately $11.1 million and $9.2 million, respectively. The pension obligations are based on a discount rate of 7.0% (2002) and 7.5% (2001). The accrued pension liability at September 30, 2002 includes $5.6 million of additional minimum liability, not yet recognized in net pension expense, which has been charged against accumulated other comprehensive loss.

14. Special Charges

Special charges consist of the following (in thousands):

	2002	2001	2000

Asset impairments	$156,951	$342,791	$—
Restructuring charges	41,536	20,116	—
Litigation	—	—	35,000
Separation costs	878	15,693	—
Other special charges	—	11,016	—

	$199,365	$389,616	$35,000

Asset Impairments

2002 Impairments – During fiscal 2002, the Company performed a strategic review of its Mindspeed Technologies segment and initiated certain restructuring actions. These actions are intended to focus Mindspeed’s research and development spending on products for the Internet infrastructure market segments it believes offer the most

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

attractive near-term growth prospects, such as its products for metro/access applications. The Company believes that end markets for optical long-haul networks offer weaker recovery prospects, with slow adoption of new, higher speed networks. The Company determined that this weak demand would adversely affect the potential return on continued investment in its Novanet business, which was engaged in the development of semiconductor products for high-speed synchronous optical networking (SONET) applications. In June 2002, the Company closed the Novanet design center in Israel, which represented substantially all of Novanet’s operations. The Company also expected this weak demand would adversely affect the operating performance of its NetPlane business and determined to divest the NetPlane business. NetPlane develops and sells networking protocol software and systems for control plane applications in networking equipment. The Company has held preliminary discussions with potential buyers for NetPlane and anticipates completing the divestiture of NetPlane in the second quarter of fiscal 2003.

As a result of these decisions, in the third quarter of fiscal 2002 the Company recorded impairment charges of $114.1 million to write down the carrying value of certain long-lived assets associated with these operations. Substantially all of the $61.0 million impairment charge for Novanet was recorded to write down the carrying value of goodwill. The amount of the impairment charge was the excess of the carrying value of the goodwill over its fair value, which the Company estimated to be zero because the Company did not expect to realize any significant cash flows from Novanet. The principal components of the $53.1 million impairment charge for NetPlane included the balances of goodwill ($40.8 million) and identified intangible assets ($12.3 million). The amount of the impairment charge was the excess of the carrying value over fair value, which the Company estimated to be zero because the Company did not expect to realize any significant cash flows from the disposition of NetPlane.

During the second quarter of fiscal 2002, the Company recorded an impairment charge of $13.0 million in the Broadband Communications segment to write down the carrying value (approximately $22 million) of the goodwill related to its digital imaging business. In July 2002, the Company completed the planned divestiture of its digital imaging business.

During fiscal 2002, the Company also recorded impairment charges in the Mindspeed Technologies segment and Broadband Communications segment totaling $29.4 million and $0.5 million, respectively. The impairment charges for the Mindspeed Technologies segment included $15.7 million to write off acquired technology that management determined, at the time of impairment, would not be used in the future. The remaining impairment charges were associated with property and equipment that management determined to abandon or scrap.

2001 Impairments – During fiscal 2001, the Company recorded impairment charges totaling $342.8 million associated with manufacturing assets in its Broadband Communications segment. During the third quarter of fiscal 2001, the Company determined it would realign its manufacturing and procurement strategies, accelerating its transition from volume digital CMOS manufacturing to a fabless CMOS business model.

Management believed the decision to realign the Company’s manufacturing and procurement strategies and the resulting elimination of future investment in process technology and capacity during the transition period, together with the then-current and projected business conditions, indicated that the carrying value of the silicon wafer manufacturing facility and related wafer fabrication machinery and equipment at its Newport Beach, California facility (the wafer fabrication assets) may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from the manufacturing activities at the Newport Beach facility over a six-year period. This period reflected the Company’s expectation (as of the date it made the impairment analysis) of the period over which the wafer fabrication assets would generate cash flow during the Company’s transition to a fabless business. The estimated cash flows were based on declining volumes and average wafer prices for the products the Company expected to manufacture at the Newport Beach facility during the transition period. The declines in volume and average wafer prices were consistent with historical trends and management’s decision to focus on existing specialty-process products based on the current process technology. Since the estimated undiscounted cash flows were less than the carrying value (approximately $410 million based on historical cost) of the wafer fabrication assets, management concluded the value of the wafer fabrication assets was impaired. The Company recorded an impairment charge of $325.8 million, which was determined by comparing the estimated fair value of the wafer fabrication assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

cash flows using a discount rate of 30%, which management believed was commensurate with the underlying risks associated with the projected cash flows. Management believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets, which would be depreciated based upon new estimated useful lives ranging from one to six years.

Additionally, the Company recorded an impairment charge of $17.0 million in fiscal 2001 to write down the carrying value of an advance deposit to a third-party foundry. Under the terms of the advance deposit, the third-party foundry would repay the deposit as wafers were purchased from the foundry during a specified time period. As a result of the then-current and projected business conditions, management estimated that purchases during the remaining term of the arrangement with this foundry would be insufficient to fully recover the advance deposit.

Restructuring Charges

In fiscal 2001, the Company implemented a number of cost reduction initiatives to more closely align its cost structure with the then-current business environment. The cost reduction initiatives included workforce reductions, temporary shutdowns of the Company’s manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team until the Company returns to profitability. In fiscal 2002, the Company expanded the cost reduction initiatives to provide for further workforce reductions and the consolidation of additional facilities. The costs and expenses associated with the restructuring activities are included in special charges in the accompanying consolidated statements of operations.

2001 Global Restructuring Plan – During the second quarter of fiscal 2001, the Company announced certain expense reduction initiatives and a broad reduction in workforce affecting all areas of the Company and reducing the Company’s headcount by approximately 900 employees. These actions were the result of a comprehensive reassessment of the Company’s operations and business activities in order to focus investment and resources in areas that best support the Company’s strategic growth drivers. As part of the reassessment, the Company determined that it would explore alternatives to dispose of its digital imaging business and would also exit its board-level sub-assembly module business. The Company completed these restructuring actions in fiscal 2002.

In connection with this broad reduction in workforce, the Company terminated approximately 840 employees (including approximately 130 employees in fiscal 2002). The charges for the workforce reduction aggregated $9.4 million (including $2.6 million in fiscal 2002) and were based upon estimates of the cost of severance benefits for the affected employees. These actions reduced the Company’s workforce in both the Broadband Communications and Mindspeed Technologies segments, including approximately 530 employees in the Company’s manufacturing operations. In addition, the Company recorded restructuring charges of $5.8 million (including $0.2 million in fiscal 2002) for costs associated with the consolidation of certain facilities and lease cancellation and related costs. In fiscal 2002, the Company reversed $1.6 million of excess lease costs accrued in fiscal 2001 as a result of a favorable resolution upon the termination of the related lease.

Activity and liability balances related to the 2001 global restructuring actions through September 30, 2002 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$6,776	$5,584	$12,360
Cash payments	(4,155)	(223)	(4,378)

Restructuring balance, September 30, 2001	2,621	5,361	7,982
Charged to costs and expenses	2,616	172	2,788
Expense reversal	—	(1,646)	(1,646)
Cash payments	(3,432)	(2,307)	(5,739)

Restructuring balance, September 30, 2002	$1,805	$1,580	$3,385

Strategic Manufacturing Restructuring Plan – During the third quarter of fiscal 2001, the Company realigned its manufacturing and procurement strategy to accelerate its transition to a fabless CMOS business model. As part of the manufacturing realignment, the Company reduced its workforce by an additional 410 employees and recorded

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

charges aggregating $7.8 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. These actions were completed in the fourth quarter of fiscal 2001 and reduced the Company’s workforce in both the Broadband Communications and Mindspeed Technologies segments, including approximately 220 employees in the Company’s manufacturing operations.

Activity and liability balances related to the strategic manufacturing restructuring actions through September 30, 2002 are as follows (in thousands):

Workforce
reductions

Charged to costs and expenses	$7,756
Cash payments	(5,006)

Restructuring balance, September 30, 2001	2,750
Cash payments	(2,604)

Restructuring balance, September 30, 2002	$146

2002 Corporate and Manufacturing Restructuring Plan – During fiscal 2002, the Company initiated a further reduction of its workforce throughout its operations primarily as a result of the divestiture of its Newport Beach wafer fabrication operations and the Spin-off Transaction. In connection with the 2002 corporate and manufacturing restructuring actions, the Company terminated approximately 230 employees and recorded charges aggregating $4.5 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. The Company completed these actions in fiscal 2002, reducing its workforce by approximately 120 employees in the Broadband Communications segment and approximately 110 employees in the Mindspeed Technologies segment. In addition, the Company recorded restructuring charges of $12.7 million for costs associated with the consolidation of certain facilities and commitments under license obligations that management determined would not be used in the future.

Activity and liability balances related to the 2002 corporate and manufacturing restructuring actions through September 30, 2002 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$4,534	$12,690	$17,224
Cash payments	(3,179)	(468)	(3,647)
Non-cash charges	(609)	—	(609)

Restructuring balance, September 30, 2002	$746	$12,222	$12,968

Mindspeed Strategic Restructuring Plan – During fiscal 2002, the Company’s Mindspeed Technologies segment announced a number of expense reduction and restructuring initiatives intended to reduce Mindspeed’s operating cost structure and focus its research and development spending on products for the Internet infrastructure market segments it believes offer the most attractive near-term growth prospects. These actions include the elimination of research and development spending in high-end optical networking applications, the closure of Novanet, the planned divestiture of NetPlane and a reduction of support services spending and will reduce Mindspeed’s workforce by over 400 employees. The Company expects to complete the workforce reductions by the end of the first quarter of fiscal 2003. During fiscal 2002, the Company terminated approximately 280 employees and recorded charges aggregating $7.1 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. These actions reduced the Company’s workforce throughout the Mindspeed Technologies segment. In addition, the Company recorded restructuring charges of $16.1 million for costs associated with the consolidation of certain facilities and lease cancellation and related costs.

Activity and liability balances related to the Mindspeed strategic restructuring actions through September 30, 2002 are as follows (in thousands):

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$7,061	$16,109	$23,170
Cash payments	(2,419)	(1,211)	(3,630)
Non-cash charges	(552)	(354)	(906)

Restructuring balance, September 30, 2002	$4,090	$14,544	$18,634

The Company has paid an aggregate of $25.0 million in connection with its fiscal 2001 and 2002 restructuring plans and has a remaining accrued restructuring balance aggregating $35.1 million. The Company expects to pay a majority of the amounts accrued for the workforce reductions within one year and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which principally expire through fiscal 2005. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operations, and are not expected to significantly impact the Company’s liquidity.

Litigation

In fiscal 2000, the Company recorded a special charge of $35.0 million representing the estimated amount of a settlement payment (in excess of amounts previously recorded in fiscal 1998) to be made in connection with certain litigation based upon claims of patent infringement and other claims relating to the Company’s 56 Kbps modem products. In October 2000, the Company agreed to a settlement of the litigation, under which it subsequently paid $55.0 million in cash.

Separation Costs

In fiscal 2002, the Company incurred separation costs of approximately $0.9 million in connection with the divestiture of its Newport Beach wafer fabrication operations and its digital imaging business. In fiscal 2001, the Company incurred costs of approximately $15.7 million related to the previously announced separation of the Company into two independent companies to operate its Broadband Communications and Mindspeed Technologies business segments.

Other Special Charges

In connection with the fiscal 2001 restructuring actions and realigned manufacturing and procurement strategies, the Company recorded other special charges aggregating $11.0 million related to the loss on disposal and write-off of certain assets.

15. Segment and Other Information

The Company operates and tracks its results in two segments—Broadband Communications and Mindspeed Technologies. The Broadband Communications segment designs, develops and sells semiconductor system solutions that connect personal communications access products, such as set-top boxes, residential gateways, personal computers (PCs) and game consoles to voice, video and data services over broadband connections, including asynchronous digital subscriber line, cable and direct broadcast satellite. The Broadband Communications segment also includes the Company’s foundation analog dial-up access portfolio, including PC data and fax modems, and its broadcast video encoder and decoder product family. Additionally, the Broadband Communications segment includes the Company’s digital cordless telephone chipset products (which the Company retained in the Spin-off Transaction) and its global positioning system receiver product line (which was divested in fiscal 2001), each of which was formerly part of the Company’s wireless communications business. Prior to the Spin-off Transaction, the Company’s current Broadband Communications segment, together with the wireless communications business and the Mexicali operations, made up the Company’s former Personal Networking segment. Mindspeed Technologies designs, develops and sells semiconductor networking solutions for communications applications that extend from the edge of the Internet and throughout linked metropolitan area networks.

The accounting policies of the segments are the same as those described in Note 2. The Company evaluates segment performance based on segment operating income (loss) excluding amortization of intangible assets, special charges, IPRD and stock compensation costs. Special charges excluded from segment operating expenses and segment

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

operating income (loss) consist of asset impairments, restructuring charges, the settlement of certain litigation, separation costs and losses on the disposal of certain assets. This definition of segment operating income (loss) may be different than definitions used by other companies.

The tables below present information about reportable segments (in thousands):

	2002	2001	2000

Broadband Communications:
Revenues	$521,726	$541,688	$1,211,410
Cost of goods sold	317,921	522,560	692,551

Gross margin	203,805	19,128	518,859
Research and development	156,945	174,180	186,618
Selling, general and administrative	97,249	141,276	148,233

Segment operating expenses	254,194	315,456	334,851

Segment operating income (loss)	$(50,389)	$(296,328)	$184,008

Depreciation	$28,830	$97,160	$124,204
Capital expenditures	13,058	69,562	198,595
Segment total assets at year end	1,125,644	1,097,122	2,176,881
Mindspeed Technologies:
Revenues	$80,036	$305,368	$579,206
Cost of goods sold	29,410	228,994	233,646

Gross margin	50,626	76,374	345,560
Research and development	166,155	191,159	136,237
Selling, general and administrative	68,906	106,742	81,997

Segment operating expenses	235,061	297,901	218,234

Segment operating income (loss)	$(184,435)	$(221,527)	$127,326

Depreciation	$22,216	$19,534	$6,820
Capital expenditures	8,171	37,734	16,099
Segment total assets at year end	785,391	1,404,155	1,739,361

A reconciliation of segment operating income (loss) to operating loss is as follows (in thousands):

	2002	2001	2000

Total segment operating income (loss)	$(234,824)	$(517,855)	$311,334
Amortization of intangible assets	331,877	324,805	154,679
Special charges	199,365	389,616	35,000
IPRD	—	—	191,348
Stock compensation	(194)	9,393	6,759

Operating loss	$(765,872)	$(1,241,669)	$(76,452)

Segment operating loss for fiscal 2001 includes inventory write-downs of $105.4 million and $83.4 million for the Broadband Communications and Mindspeed Technologies segments, respectively.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues by geographic area are presented based upon the country of destination. No other foreign country represented 10% or more of net revenues for any of the fiscal years presented. Revenues by geographic area are as follows (in thousands):

	2002	2001	2000

United States	$102,637	$288,212	$601,714
Other Americas	26,952	21,711	41,464

Total Americas	129,589	309,923	643,178
Taiwan	128,837	156,736	407,447
Hong Kong	134,241	107,940	196,283
Other Asia-Pacific	90,315	92,268	180,302

Total Asia-Pacific	353,393	356,944	784,032
Japan	47,195	71,277	188,560
Europe, Middle East and Africa	71,585	108,912	174,846

	$601,762	$847,056	$1,790,616

Long-lived assets consist of property, plant and equipment, goodwill and intangible assets, and other assets. Long-lived assets by geographic area at fiscal year-ends are as follows (in thousands):

	2002	2001

United States	$934,980	$1,455,997
Europe, Middle East and Africa	85,507	188,670
Other	2,747	29,177

	$1,023,234	$1,673,844

16. Subsequent Events

As of September 30, 2002, the Company held notes receivable from Skyworks with an aggregate principal amount of $180.0 million, including the $150.0 million Term Notes and $30.0 million outstanding under the $100.0 million credit facility which the Company had made available to Skyworks. In November 2002, the Company and Skyworks entered into a refinancing agreement pursuant to which Skyworks repaid $105.0 million of the principal amount and all accrued interest owed to the Company under the Term Notes and the remaining principal amount of the Term Notes was exchanged for $45.0 million principal amount of a new 15% convertible note with a maturity date of June 30, 2005. Skyworks also repaid all amounts outstanding under the credit facility, the credit facility was cancelled and the Company released all security interests in Skyworks’ assets and properties.

Skyworks may redeem the 15% convertible note at any time after May 12, 2004, subject to a redemption premium of 3% of the outstanding principal amount. The Company may, at its option, convert the outstanding principal amount of the 15% convertible note into shares of Skyworks common stock based upon the conversion price (initially $7.87 per share, subject to adjustment under certain circumstances). At maturity, Skyworks must pay the outstanding principal amount by delivery of a number of shares of its common stock based upon the conversion price. The Company subsequently exchanged the 15% convertible note for an equal aggregate principal amount of substantially similar 15% convertible senior subordinated notes issued under an indenture and Skyworks has granted the Company certain registration rights relating to the 15% convertible senior subordinated notes and the shares of Skyworks common stock underlying the 15% convertible senior subordinated notes.

As of September 30, 2002, the $45.0 million principal amount of the Term Notes subsequently exchanged for the 15% convertible senior subordinated notes is classified as a current asset in the accompanying consolidated balance sheet because the Company has the ability and intent to liquidate the 15% convertible senior subordinated notes or shares underlying the notes as needed to meet its liquidity requirements.

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders of
  Conexant Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Conexant Systems, Inc. and subsidiaries (the “Company”) as of September 30, 2002 and 2001, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive loss for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, on June 25, 2002, the Company completed the spin-off of its wireless communications business and the sale of its Mexicali operations. The consolidated financial statements referred to above have been restated to report the wireless communications business and the Mexicali operations as discontinued operations for all periods presented.

DELOITTE & TOUCHE LLP

Costa Mesa, California
October 22, 2002, except for Note 16,
  as to which the date is November 22, 2002

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report in that the Registrant will file its definitive Proxy Statement for the Annual Meeting of Shareowners to be held on February 26, 2003 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

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

Item 14. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended September 30, 2002 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity and Comprehensive Loss, Notes to Consolidated Financial Statements, and Report of Deloitte & Touche LLP, Independent Auditors

(2) Supplemental Schedules

Schedule II Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibits	Description

2	Agreement and Plan of Reorganization dated as of December 16, 2001, as amended as of April 12, 2002, by and among Conexant, Washington and Alpha (excluding exhibits), filed as Exhibit 2.1 to Conexant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is incorporated herein by reference.

3-a-1	Restated Certificate of Incorporation, as amended, of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

3-a-2	Copy of resolutions of the Board of Directors of the Company, adopted November 1, 2001, amending Article II, Section 5 of the By-Laws of the Company, filed as Exhibit 3-a-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is incorporated herein by reference.

3-a-3	Amended By-Laws of the Company, filed as Exhibit 3-a-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is incorporated herein by reference.

4-a-1	Rights Agreement, dated as of November 30, 1998, by and between the Company and

Exhibits	Description

ChaseMellon Shareholder Services, L.L.C., as rights agent, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-68755), is incorporated herein by reference.

4-a-2	First Amendment to Rights Agreement, dated as of December 9, 1999, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

4-b-1	Indenture, dated as of May 1, 1999, between the Company and The First National Bank of Chicago, as trustee, including the form of the Company’s 4 1/4% Convertible Subordinated Notes Due May 1, 2006 attached as Exhibit A thereto, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-82399), is incorporated herein by reference.

4-b-2	Indenture, dated as of February 1, 2000, between the Company and Bank One Trust Company, National Association, as trustee, including the form of the Company’s 4% Convertible Subordinated Notes Due February 1, 2007 attached as Exhibit A thereto, filed as Exhibit 4.04 to the Company’s Registration Statement on Form S-4 (Registration No. 333-96033), is incorporated herein by reference.

*10-a-1	Conexant Systems, Inc. 1998 Stock Option Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-24923), is incorporated herein by reference.

*10-a-2	Copy of resolution of the Board of Directors of the Company, adopted March 1, 1999, amending the Company’s 1998 Stock Option Plan, filed as Exhibit 10-b-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-a-3	Forms of Stock Option Agreements under Rockwell’s 1988 Long-Term Incentives Plan for options granted prior to May 1, 1992, filed as Exhibit 10-d-2 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1988 (File No. 1-1035), are incorporated herein by reference.

*10-a-4	Forms of Stock Option and Stock Appreciation Rights Agreements under Rockwell’s 1988 Long-Term Incentives Plan for options and stock appreciation rights granted prior to May 1, 1992, filed as Exhibit 10-d-3 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1988 (File No. 1-1035), are incorporated herein by reference.

*10-a-5	Form of Stock Option Agreement under Rockwell’s 1988 Long-Term Incentives Plan for options granted after May 1, 1992 and prior to March 1, 1993, filed as Exhibit 28-a-1 to Rockwell’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (File No. 1-1035), is incorporated herein by reference.

*10-a-6	Forms of Stock Option Agreements under Rockwell’s 1988 Long-Term Incentives Plan for options granted after March 1, 1993 and prior to November 1, 1993, filed as Exhibit 28-a to Rockwell’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-1035), are incorporated herein by reference.

*10-a-7	Forms of Stock Option Agreements under Rockwell’s 1988 Long-Term Incentives Plan for options granted after November 1, 1993 and prior to December 1, 1994, filed as Exhibit 10-d-6 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-1035), are incorporated herein by reference.

*10-a-8	Forms of Stock Option Agreements under Rockwell’s 1988 Long-Term Incentives Plan for options granted after December 1, 1994, filed as Exhibit 10-d-7 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are incorporated herein by reference.

*10-a-9	Forms of Stock Option Agreements under Rockwell’s 1995 Long-Term Incentives Plan for options granted prior to December 3, 1997, filed as Exhibit 10-e-2 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are incorporated herein by reference.

Exhibits	Description

*10-a-10	Forms of Stock Option Agreements under Rockwell’s 1995 Long-Term Incentives Plan for options granted between December 3, 1997 and August 31, 1998, filed as Exhibit 10-b-3 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), are incorporated herein by reference.

*10-a-11	Form of Stock Option Agreement under Rockwell’s 1995 Long-Term Incentives Plan for options granted on April 23, 1998, filed as Exhibit 10-b-4 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), is incorporated herein by reference.

*10-a-12	Form of Stock Option Agreement under Rockwell’s 1995 Long-Term Incentives Plan for options granted on August 31, 1998, filed as Exhibit 10-b-5 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), is incorporated herein by reference.

*10-a-13	Form of Stock Option Agreement under Rockwell’s Directors Stock Plan, filed as Exhibit 10-d to Rockwell’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 1-1035), is incorporated herein by reference.

*10-a-14	Copy of resolution of the Board of Directors of Rockwell, adopted November 6, 1996, adjusting outstanding awards under Rockwell’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 4-g-2 to Rockwell’s Registration Statement on Form S-8 (Registration No. 333-17055), is incorporated herein by reference.

*10-a-15	Copy of resolution of the Board of Directors of Rockwell, adopted September 3, 1997, adjusting outstanding awards under Rockwell’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 10-e-3 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 1-12383), is incorporated herein by reference.

*10-a-16	Copy of resolution of the Board of Directors of Rockwell, adopted December 2, 1998, assigning to the Company outstanding options to purchase shares of Company Common Stock, filed as Exhibit 4.f.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-70085), is incorporated herein by reference.

*10-a-17	Copy of resolution of the Board of Directors of the Company, adopted November 30, 1998, assuming outstanding options to purchase shares of Company Common Stock, filed as Exhibit 4.f.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-70085), is incorporated herein by reference.

*10-b-1	Conexant Systems, Inc. 1999 Long-Term Incentives Plan, as amended, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-37918), is incorporated herein by reference.

*10-b-2	Copy of resolution of the Board of Directors of the Company, adopted April 20, 1999, amending the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10-c-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-b-3	Form of Stock Option Agreement under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

*10-b-4	Form of Restricted Stock Agreement (Performance Vesting) under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

*10-b-5	Form of Restricted Stock Agreement (Time Vesting) under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

*10-b-6	Copy of resolutions of the Board of Directors of the Company, adopted July 2, 1999, accelerating the vesting of certain outstanding restricted stock awards under the Company’s 1999 Long-Term Incentives Plan to October 1, 1999, subject to the satisfaction of certain conditions

Exhibits	Description

precedent, filed as Exhibit 10-c-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-b-7	Copy of resolutions of the Board of Directors of the Company, adopted September 8, 1999, approving the repurchase by the Company of shares of Common Stock from certain executives and employees of the Company or loans to such executives or employees, in each case, in an amount sufficient to pay the required withholding tax in connection with the acceleration of the vesting of certain outstanding restricted stock awards under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10-c-7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-b-8	Copy of resolution of the Special Committee of the Board of Directors of the Company, adopted September 22, 1999, determining that the conditions precedent to the acceleration of the vesting of certain outstanding restricted stock awards under the Company’s 1999 Long-Term Incentives Plan have been satisfied, filed as Exhibit 10-c-8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-b-9	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on May 9, 2002, as amended June 13, 2002, in connection with the Spin-off Transaction and the Merger.

*10-b-10	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 13, 2002 in connection with the Spin-off Transaction and the Merger.

*10-c-1	Conexant Systems, Inc. Retirement Savings Plan, as amended, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-73142), is incorporated herein by reference.

*10-d-1	Copy of resolutions of the Board of Directors of the Company, adopted August 13, 1999 amending, among other things, the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10-e-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-e-1	Conexant Systems, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-24923), is incorporated herein by reference.

*10-f-1	Employment Agreement dated December 15, 1998 between the Company and B.S. Iyer, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

*10-f-2	Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10-g-1 hereto entered into by the Company with J.S. Blouin, L.C. Brewster, R.Y. Halim, D.E. O’Reilly, A. Rangan, F.M. Rhodes, T.A. Stites and Michael H. Vishny.

*10-f-3	Employment Agreement dated December 15, 1998 between the Company and D.W. Decker, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

*10-f-4	Employment Agreement dated February 25, 2002 between the Company and Moiz Beguwala.

*10-f-5	Amendment to Employment Agreement dated as of December 2, 2002 between the Company and Moiz Beguwala.

10-g-1	Distribution Agreement dated as of December 31, 1998 by and between the Company and Rockwell International Corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.

10-h-1	Amended and Restated Employee Matters Agreement dated as of December 31, 1998 by and between the Company and Rockwell International Corporation, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.

10-i-1	Tax Allocation Agreement dated as of December 31, 1998 by and between the Company and

Exhibits	Description

Rockwell International Corporation, filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.

10-j-1	Contribution and Distribution Agreement dated as of December 16, 2001, as amended as of June 25, 2002, by and between Conexant and Washington (excluding schedules) filed as Exhibit 2.2 to Conexant’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-j-2	Employee Matters Agreement dated as of June 25, 2002 by and among Conexant, Washington and Alpha (excluding schedules) filed as Exhibit 2.3 to Conexant’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-j-3	Tax Allocation Agreement dated as of June 25, 2002 by and among Conexant, Washington and Alpha (excluding schedules) filed as Exhibit 2.4 to Conexant’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-j-4	Mexican Stock Purchase Agreement dated as of June 25, 2002 by and between Conexant and Alpha (excluding exhibits and schedules) filed as Exhibit 99.1 to Conexant’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-j-5	Amended and Restated Mexican Asset Purchase Agreement dated as of June 25, 2002 by and between Conexant and Alpha (excluding exhibits and schedules) filed as Exhibit 99.2 to Conexant’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-j-6	U.S. Asset Purchase Agreement dated as of December 16, 2001, as amended as of June 25, 2002, by and between Conexant and Alpha (excluding exhibits and schedules) filed as Exhibit 99.3 to Conexant’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-j-7	Financing Agreement dated as of June 25, 2002 by and among Alpha, certain of its subsidiaries identified therein and Conexant (excluding certain exhibits and schedules) filed as Exhibit 99.4 to Conexant’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-j-8	First Amendment of Financing Agreement dated as of November 6, 2002 among the Company, Skyworks and certain subsidiaries of Skyworks identified therein.

10-j-9	Refinancing Agreement dated as of November 6, 2002 between the Company and Skyworks.

10-k-1	Capacity & Reservation Deposit Agreement dated as of March 20, 2000 by and between the Company and UMC Group (USA). **

10-k-2	Amendment No. 1 to Capacity & Reservation Deposit Agreement dated as of March 24, 2000 between the Company and UMC Group (USA). **

10-k-3	Amendment No. 2 to Capacity & Reservation Deposit Agreement dated as of August 1, 2000 between the Company and UMC Group (USA). **

10-k-4	Amendment No. 3 to Capacity & Reservation Deposit Agreement dated as of May 17, 2001 between the Company and UMC Group (USA). **

10-k-5	Amendment No. 4 to Capacity & Reservation Deposit Agreement dated as of August 24, 2001 between the Company and UMC USA. **

10-k-6	Foundry Agreement dated as of July 27, 2000 by and between the Company and UMC Group (USA). **

10-l-1	Wafer Supply and Services Agreement dated as of March 30, 2002 by and between Specialtysemi, Inc. (now named Jazz Semiconductor, Inc.) and the Company, filed as Exhibit 10.1 to Conexant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is incorporated herein by reference. **

21	List of Subsidiaries of the Company.

23	Independent Auditors’ Consent.

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on

Exhibits	Description

behalf of certain directors and officers of the Company.
99	Written Statement of Chief Executive Officer and Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

**	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

Current Report on Form 8-K dated November 22, 2002, reporting consolidated financial statements of the Company for the three years ended September 30, 2001, restated to present as discontinued operations the Company’s wireless communications business and Mexicali operations, which were divested on June 25, 2002 (Items 5 and 7).

(c) Exhibits

See subsection (a) (3) above.

(d) Financial Statement Schedules

See subsection (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 17th day of December, 2002.

CONEXANT SYSTEMS, INC.

By:	/s/ Dwight W. Decker

Dwight W. Decker Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 17th day of December, 2002 by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Dwight W. Decker Dwight W. Decker	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Balakrishnan S. Iyer* Balakrishnan S. Iyer	Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Director

J. Scott Blouin* J. Scott Blouin	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Donald R. Beall* Donald R. Beall	Director

Richard M. Bressler* Richard M. Bressler	Director

Ralph J. Cicerone* Ralph J. Cicerone	Director

Hossein Eslambolchi* Hossein Eslambolchi	Director

F. Craig Farrill* F. Craig Farrill	Director

Jerre L. Stead* Jerre L. Stead	Director

*By:	/s/ Dwight W. Decker

Dwight W. Decker, Attorney-in-Fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto.

CERTIFICATIONS

I, Dwight W. Decker, Chairman of the Board and Chief Executive Officer of Conexant Systems, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Conexant Systems, Inc.;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 17, 2002

/s/ Dwight W. Decker

Dwight W. Decker
Chairman of the Board and
   Chief Executive Officer

I, Balakrishnan S. Iyer, Senior Vice President and Chief Financial Officer of Conexant Systems, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Conexant Systems, Inc.;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 17, 2002

/s/ Balakrishnan S. Iyer

Balakrishnan S. Iyer
Senior Vice President and
Chief Financial Officer

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged			Balance at
	Beginning	to Costs and		Deductions	End of
Description	of Year	Expenses		(1)	Year

Year ended September 30, 2002:
Allowance for doubtful accounts	$15,000	$(3,878	)(2)	$(2,717)	$8,405
Reserve for sales returns and allowances	3,537	12,839		(13,075)	3,301
Allowance for excess and obsolete inventories	44,350	17,063		(10,424)	50,989
Year ended September 30, 2001:
Allowance for doubtful accounts	$3,157	$23,081		$(11,238)	$15,000
Reserve for sales returns and allowances	4,020	28,394		(28,877)	3,537
Allowance for excess and obsolete inventories	41,106	17,070	(3)	(13,826)	44,350
Year ended September 30, 2000:
Allowance for doubtful accounts	$9,252	$(1,472	)(2)	$(4,623)	$3,157
Reserve for sales returns and allowances	7,102	9,160		(12,242)	4,020
Allowance for excess and obsolete inventories	58,615	4,639		(22,148)	41,106

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.

(2)	Additions charged to costs and expenses in the allowance for doubtful accounts reflect a credit balance recorded in fiscal 2002 and 2000, resulting from reductions in the allowance account associated with overall collections experience more favorable than previously estimated.

(3)	Additions charged to costs and expenses in the allowance for excess and obsolete inventories in fiscal 2001 exclude inventory write-downs of $188.8 million relating to inventory that the Company expected to be unable to sell. During fiscal 2002 and 2001, the Company sold $50.7 million and $6.8 million, respectively, of inventories previously written down to a zero cost basis and scrapped $10.8 million and $26.4 million, respectively, of previously written-down inventories. As of September 30, 2002, the Company continued to hold inventories with an original cost of $94.1 million which were previously written down to a zero cost basis.

EXHIBIT INDEX

*10-b-9	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on May 9, 2002, as amended June 13, 2002, in connection with the Spin-off Transaction and the Merger.

*10-b-10	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 13, 2002 in connection with the Spin-off Transaction and the Merger.

*10-f-2	Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10-g-1 hereto entered into by the Company with J.S. Blouin, L.C. Brewster, R.Y. Halim, D.E. O’Reilly, A. Rangan, F.M. Rhodes, T.A. Stites and Michael H. Vishny.

*10-f-4	Employment Agreement dated February 25, 2002 between the Company and Moiz Beguwala.

*10-f-5	Amendment to Employment Agreement dated as of December 2, 2002 between the Company and Moiz Beguwala.

10-j-8	First Amendment of Financing Agreement dated as of November 6, 2002 among the Company, Skyworks and certain subsidiaries of Skyworks identified therein.

10-j-9	Refinancing Agreement dated as of November 6, 2002 between the Company and Skyworks.

10-k-1	Capacity & Reservation Deposit Agreement dated as of March 20, 2000 by and between the Company and UMC Group (USA). **

10-k-2	Amendment No. 1 to Capacity & Reservation Deposit Agreement dated as of March 24, 2000 between the Company and UMC Group (USA). **

10-k-3	Amendment No. 2 to Capacity & Reservation Deposit Agreement dated as of August 1, 2000 between the Company and UMC Group (USA). **

10-k-4	Amendment No. 3 to Capacity & Reservation Deposit Agreement dated as of May 17, 2001 between the Company and UMC Group (USA). **

10-k-5	Amendment No. 4 to Capacity & Reservation Deposit Agreement dated as of August 24, 2001 between the Company and UMC USA. **

10-k-6	Foundry Agreement dated as of July 27, 2000 by and between the Company and UMC Group (USA). **

21	List of Subsidiaries of the Company.

23	Independent Auditors’ Consent.

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

99	Written Statement of Chief Executive Officer and Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

**	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.