Form 10-Q
period 2002-12-27
CONEXANT SYSTEMS INC
filed 2003-02-10
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002*

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ X] No [   ]

Number of shares of registrant’s common stock outstanding as of January 31, 2003 was 266,509,823.

*	For presentation purposes of this Form 10-Q, references made to the December 31, 2002 period relate to the actual fiscal first quarter ended December 27, 2002.

CAUTIONARY STATEMENT

This Quarterly Report contains statements relating to future results of Conexant Systems, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products; demand for and market acceptance of new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability of manufacturing capacity; pricing pressures and other competitive factors; changes in our product mix; fluctuations in manufacturing yields; product obsolescence; our ability to develop and implement new technologies and to obtain protection of the related intellectual property; the successful implementation of our expense reduction and restructuring initiatives; the successful separation of our Broadband Communications and Mindspeed Technologies™ businesses; our ability to attract and retain qualified personnel; and the uncertainties of litigation, as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Mindspeed Technologies™ is a trademark of Conexant Systems, Inc. Other brands, names and trademarks contained in this Quarterly Report are the property of their respective owners.

CONEXANT SYSTEMS, INC.

INDEX

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Condensed Balance Sheets – December 31, 2002 and September 30, 2002	4

	Consolidated Condensed Statements of Operations – Three Months Ended December
	31, 2002 and 2001	5

	Consolidated Condensed Statements of Cash Flows – Three Months Ended
	December 31, 2002 and 2001	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	41

	Signatures	42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONEXANT SYSTEMS, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	December 31,	September 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$234,562	$168,357
Short-term investments	162,543	99,466
Notes receivable from Skyworks	—	180,000
Receivables, net of allowance of $6,045 and $8,405 at December 31, 2002 and September 30, 2002, respectively	75,252	73,552
Inventories	70,830	57,330
Deferred income taxes	32,258	32,233
Other current assets	41,083	52,695

Total current assets	616,528	663,633
Property, plant and equipment, net	82,761	93,994
Goodwill	621,621	615,326
Intangible assets, net	138,593	157,876
Deferred income taxes	224,445	224,168
Other assets	159,995	156,038

Total assets	$1,843,943	$1,911,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,916	$101,342
Deferred revenue	7,744	10,420
Accrued compensation and benefits	36,208	38,929
Other current liabilities	71,115	71,738

Total current liabilities	203,983	222,429
Convertible subordinated notes	681,825	681,825
Other liabilities	54,864	58,954

Total liabilities	940,672	963,208

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $1.00 par value: 1,000,000 shares authorized; 265,963 and 265,676 shares issued at December 31, 2002 and September 30, 2002, respectively	265,963	265,676
Additional paid-in capital	3,220,199	3,219,044
Accumulated deficit	(2,559,596)	(2,507,407)
Accumulated other comprehensive loss	(22,332)	(28,077)
Unearned compensation	(963)	(1,409)

Total shareholders’ equity	903,271	947,827

Total liabilities and shareholders’ equity	$1,843,943	$1,911,035

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended
	December 31,

	2002	2001

Net revenues	$164,456	$141,115
Cost of goods sold	87,599	93,274

Gross margin	76,857	47,841
Operating expenses:
Research and development	71,467	79,413
Selling, general and administrative	34,907	45,052
Amortization of intangible assets	14,999	85,522
Special charges	10,605	1,000

Total operating expenses	131,978	210,987

Operating loss	(55,121)	(163,146)
Other income (expense), net	3,368	(9,169)

Loss before income taxes	(51,753)	(172,315)
Provision (benefit) for income taxes	436	(2,549)

Loss from continuing operations	(52,189)	(169,766)
Loss from discontinued operations, net of income taxes	—	(34,724)

Net loss	$(52,189)	$(204,490)

Loss per share, basic and diluted:
Continuing operations	$(0.20)	$(0.67)
Discontinued operations	—	(0.13)

Net loss	$(0.20)	$(0.80)

Number of shares used in per share computation	265,714	254,362

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three months ended
	December 31,

	2002	2001

Cash flows from operating activities:
Loss from continuing operations	$(52,189)	$(169,766)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities, net of effects of dispositions of businesses:
Depreciation	9,680	14,170
Amortization of intangible assets	14,999	85,522
Asset impairments	2,386	—
Provision for losses on accounts receivable	(2,714)	1,203
Inventory provisions	7,004	10,887
Other non-cash items, net	(1,751)	4,687
Changes in assets and liabilities:
Receivables	1,008	15,060
Inventories	(20,504)	914
Accounts payable	(12,986)	14,107
Deferred revenue	(2,676)	(5,270)
Accrued expenses and other current liabilities	(3,478)	(28,433)
Other	6,633	5,457

Net cash used in operating activities	(54,588)	(51,462)

Cash flows from investing activities:
Advances to Skyworks	(35,000)	—
Repayment of Term Notes and advances by Skyworks	170,000	—
Purchase of marketable securities	(44,615)	(78,683)
Sale of marketable securities	34,929	79,563
Capital expenditures	(4,795)	(6,518)
Proceeds from sales of assets	1,025	20,805
Investments in and advances to businesses	(1,500)	(3,000)

Net cash provided by investing activities	120,044	12,167

Cash flows from financing activities:
Proceeds from exercise of stock options	749	4,907

Net cash provided by financing activities	749	4,907

Net cash used in discontinued operations	—	(18,221)

Net increase (decrease) in cash and cash equivalents	66,205	(52,609)
Cash and cash equivalents at beginning of period	168,357	182,260

Cash and cash equivalents at end of period	$234,562	$129,651

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

Three months
ended
December 31,
2001

Net revenues	$88,404

Loss before income taxes	$(31,175)
Provision for income taxes	3,549

Loss from discontinued operations	$(34,724)

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

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the special charges, necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Fiscal Periods – For presentation purposes, references made to the periods ended December 31, 2002 and 2001 relate to the actual fiscal 2003 first quarter ended December 27, 2002 and the actual fiscal 2002 first quarter ended December 28, 2001, respectively.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental Cash Flow Information – Cash paid for interest was $1.4 million and $2.0 million for the three months ended December 31, 2002 and 2001, respectively. Net income tax payments for the three months ended December 31, 2002 and 2001 were $0.3 million and $1.8 million, respectively.

Recent Accounting Standards – The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” as of the beginning of fiscal 2003. SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Upon adoption, the existing goodwill and intangible assets were evaluated against the new criteria, which resulted in certain intangible assets with a carrying value of $4.7 million being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized into results of operations, but instead be tested at least annually for impairment and written down when impaired. Upon adoption, the Company ceased amortizing goodwill against its results of operations.

SFAS 142 also requires the Company to complete a transition impairment test of its goodwill (as of the beginning of fiscal 2003) no later than the fourth quarter of fiscal 2003. If the recorded value of goodwill exceeds its estimated fair value, the Company will write down the value of goodwill to estimated fair value. Any such transition impairment loss will be recognized as the effect of a change in accounting principle. The Company expects to complete the transition impairment test during the second quarter of fiscal 2003 and expects that the transition impairment test will result in a significant write-down of the value of goodwill. In addition, future periodic impairment tests may result in significant write-downs of the value of goodwill (charged against income).

The following table shows our net loss and our net loss per share, as if the non-amortization provisions of SFAS 142 had been in effect during the three months ended December 31, 2001 (in thousands, except per share amounts):

	Three months ended
	December 31,

	2002	2001

Net loss, as reported	$(52,189)	$(204,490)
Amortization of goodwill	—	72,254
Amortization of assembled workforce previously classified as an intangible asset	—	503

Net loss, as adjusted	$(52,189)	$(131,733)

Net loss per share, basic and diluted:
As reported	$(0.20)	$(0.80)

As adjusted	$(0.20)	$(0.52)

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company adopted SFAS 144 as of the beginning of fiscal 2003, with no significant impact on its financial position or results of operations. However, future impairment reviews may result in significant charges against earnings to write down the value of long-lived assets.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” rescinds SFAS 4, which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The Company adopted SFAS 145 as of the beginning of fiscal 2003. The adoption of SFAS 145 resulted in the reclassification of fiscal 2001 gains of $11.7 million from extraordinary gain on extinguishment of debt to income from continuing operations in the consolidated statements of operations.

In August 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that costs associated with exit or disposal activities

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company must apply SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002. If the Company initiates exit or disposal activities after that date, SFAS 146 will affect the timing of the recognition of the related costs. Management does not expect the adoption of SFAS 146 to have a significant impact on the Company’s financial position.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires increased financial statement disclosures by a guarantor about its obligations under certain guarantees it has issued. FIN 45 also requires that a guarantor recognize a liability for the fair value of a certain guarantees made after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 in the first quarter of fiscal 2003, with no impact on its financial position or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The Company must adopt FIN 46 in the fourth quarter of fiscal 2003 and is currently evaluating the effect, if any, of such adoption on its financial position and results of operations.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current period presentation.

2.     Supplemental Financial Statement Data

Short-term Investments

Short-term investments consist of the following (in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

December 31, 2002:
U.S. government agencies	$35,443	$355	$—	$35,798
Foreign government securities	8,383	91	—	8,474
Corporate debt securities	64,363	445	(41)	64,767
Skyworks 15% convertible senior subordinated notes	45,379	3,806	—	49,185
Equity securities	2,432	1,887	—	4,319

	$156,000	$6,584	$(41)	$162,543

September 30, 2002:
U.S. government agencies	$24,686	$257	$—	$24,943
Foreign government securities	8,446	102	—	8,548
Corporate debt securities	65,493	517	(35)	65,975

	$98,625	$876	$(35)	$99,466

The Company accounts for the Skyworks 15% convertible senior subordinated notes as available-for-sale securities carried at their fair value. Unrealized gains or losses resulting from changes in the fair value of the underlying debt are included in other comprehensive income. The right to convert the Skyworks 15% convertible senior subordinated notes into shares of Skyworks common stock is, for financial accounting purposes, an embedded derivative instrument. Changes in the fair value of the Skyworks 15% convertible senior subordinated notes resulting from changes in the value of the conversion right are included in other income (expense), net each period.

Inventories

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2002	2002

Raw materials	$—	$363
Work-in-process	49,441	39,313
Finished goods	21,389	17,654

	$70,830	$57,330

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Goodwill

During the first quarter of fiscal 2003, no goodwill was acquired, impaired or written off. Goodwill by operating segment was adjusted as follows (in thousands):

	Broadband	Mindspeed
	Communications	Technologies	Total

Goodwill, September 30, 2002	$46,426	$568,900	$615,326
Assembled workforce reclassified to goodwill	2,207	2,474	4,681
Other adjustments	236	1,378	1,614

Goodwill, December 31, 2002	$48,869	$572,752	$621,621

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2002			September 30, 2002

	Gross	Accumulated		Gross	Accumulated
	Asset	Amortization	Net	Asset	Amortization	Net

Developed technology	$289,758	$(166,155)	$123,603	$288,996	$(152,107)	$136,889
Customer base	27,822	(15,718)	12,104	27,650	(14,218)	13,432
Assembled workforce	—	—	—	10,592	(5,911)	4,681
Other intangible assets	13,773	(10,887)	2,886	13,533	(10,659)	2,874

	$331,353	$(192,760)	$138,593	$340,771	$(182,895)	$157,876

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	2003	2004	2005	2006	2007

Amortization expense	$59,995	$59,995	$27,880	$1,179	$1,179

Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Three months ended
	December 31,

	2002	2001

Investment and interest income	$5,674	$3,418
Change in fair value of Skyworks 15% convertible senior subordinated notes	4,029	—
Interest expense	(7,596)	(7,907)
Write-down of non-marketable investments	—	(5,675)
Other	1,261	995

	$3,368	$(9,169)

3.     Skyworks Notes

As of September 30, 2002, the Company held notes receivable from Skyworks with an aggregate principal amount of $180.0 million, including promissory notes for $150.0 million guaranteed by Skyworks and certain Skyworks subsidiaries and secured by substantially all of the assets of Skyworks (the Term Notes) and $30.0 million outstanding under the $100.0 million credit facility which the Company had made available to Skyworks. In November 2002, the Company restructured the financing agreements with Skyworks. Skyworks repaid $105.0 million of the principal amount and all accrued interest owed to the Company under the Term Notes and the remaining principal amount of the Term Notes was exchanged for $45.0 million principal amount of the Skyworks 15% convertible senior subordinated notes with a maturity date of June 30, 2005. Skyworks also repaid all amounts outstanding under the credit facility, the credit facility was cancelled and the Company released all security interests in Skyworks’ assets and properties.

Skyworks may redeem the 15% convertible senior subordinated notes at any time after May 12, 2004, subject to a redemption premium of 3% of the outstanding principal amount. The Company may, at its option, convert the

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

outstanding principal amount of the 15% convertible senior subordinated notes into shares of Skyworks common stock based upon the conversion price (initially $7.87 per share, subject to adjustment under certain circumstances). At maturity, Skyworks must pay the outstanding principal amount by delivery of a number of shares of its common stock based upon the conversion price. Skyworks has granted the Company certain registration rights relating to the 15% convertible senior subordinated notes and the shares of Skyworks common stock underlying the 15% convertible senior subordinated notes.

As of December 31, 2002, the 15% convertible senior subordinated notes are carried at their fair value of $49.2 million (including the $6.1 million fair value of the related conversion right) and are included in short-term investments in the accompanying consolidated balance sheet because the Company has the ability and intent to liquidate the 15% convertible senior subordinated notes or shares underlying the notes as needed to meet its liquidity requirements.

4.     Contingent Liabilities

Certain claims have been asserted against the Company, including claims alleging the use of the intellectual property rights of others in certain of the Company’s products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the resolution of such claims through arbitration or litigation. In connection with its spin-off from Rockwell International Corporation, now named Rockwell Automation, Inc. (Rockwell), Conexant assumed responsibility for all contingent liabilities and current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the semiconductor systems business of Rockwell.

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

5.     Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three months ended
	December 31,

	2002	2001

Net loss	$(52,189)	$(204,490)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,135	(2,449)
Change in unrealized gains on available-for-sale securities	2,048	(1,135)
Change in unrealized gains on forward exchange contracts	—	(110)
Minimum pension liability adjustments	1,562	—
Effect of income taxes	—	497

Other comprehensive income (loss)	5,745	(3,197)

Comprehensive loss	$(46,444)	$(207,687)

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,	September 30,
	2002	2002

Foreign currency translation adjustments	$(20,812)	$(22,947)
Unrealized gains on available-for-sale securities, net of tax	2,567	519
Minimum pension liability adjustments	(4,087)	(5,649)

Accumulated other comprehensive loss	$(22,332)	$(28,077)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

6.     Special Charges

Special charges consist of the following (in thousands):

	Three months ended
	December 31,

	2002	2001

Asset impairments	$2,386	$—
Restructuring	5,545	1,000
Other special charges	2,674	—

	$10,605	$1,000

Asset Impairments

During the first quarter of fiscal 2003, the Company recorded asset impairment charges totaling $2.4 million, principally in the Broadband Communications segment. The impairment charges related to leasehold improvements associated with properties no longer occupied by the Company and other assets that management determined to abandon or scrap. The amounts of the impairment charges were determined by comparing the assets’ estimated fair values, less costs to sell, to their carrying values. The estimated fair values were determined by management, using all available information, based upon the proceeds expected to result from the disposition of the assets. Management believes the assumptions used in estimating the fair values were reasonable and the estimated fair values approximated the amounts that would be realized upon the ultimate disposition of the related assets. The write-downs established a new cost basis for the impaired assets.

Restructuring Charges

In fiscal 2001, the Company implemented a number of cost reduction initiatives to more closely align its cost structure with the then-current business environment. The cost reduction initiatives included workforce reductions, temporary shutdowns of the Company’s manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team until the Company returns to profitability. In fiscal 2002 and 2003, the Company expanded the cost reduction initiatives to provide for further workforce reductions and the consolidation of additional facilities. The costs and expenses associated with the restructuring activities are included in special charges in the accompanying consolidated statements of operations.

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Activity and liability balances related to the 2001 global restructuring actions through December 31, 2002 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$6,776	$5,584	$12,360
Cash payments	(4,155)	(223)	(4,378)

Restructuring balance, September 30, 2001	2,621	5,361	7,982
Charged to costs and expenses	2,616	172	2,788
Expense reversal	—	(1,646)	(1,646)
Cash payments	(3,432)	(2,307)	(5,739)

Restructuring balance, September 30, 2002	1,805	1,580	3,385
Expense reversal	(61)	—	(61)
Cash payments	(90)	(184)	(274)

Restructuring balance, December 31, 2002	$1,654	$1,396	$3,050

Strategic Manufacturing Restructuring Plan – During the third quarter of fiscal 2001, the Company realigned its manufacturing and procurement strategy to accelerate its transition to a fabless CMOS business model. As part of the manufacturing realignment, the Company reduced its workforce by an additional 410 employees and recorded charges aggregating $7.8 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. These actions were completed in the fourth quarter of fiscal 2001 and reduced the Company’s workforce in both the Broadband Communications and Mindspeed Technologies segments, including approximately 220 employees in the Company’s manufacturing operations. During the first quarter of fiscal 2003, the Company reversed $0.1 million of previously accrued costs upon the resolution of liabilities for severance benefits payable under the plan.

Activity and liability balances related to the strategic manufacturing restructuring actions through December 31, 2002 are as follows (in thousands):

Workforce
reductions

Charged to costs and expenses	$7,756
Cash payments	(5,006)

Restructuring balance, September 30, 2001	2,750
Cash payments	(2,604)

Restructuring balance, September 30, 2002	146
Expense reversal	(146)

Restructuring balance, December 31, 2002	$—

2002 Corporate and Manufacturing Restructuring Plan – During fiscal 2002, the Company initiated a further reduction of its workforce throughout its operations primarily as a result of the divestiture of its Newport Beach wafer fabrication operations and the Spin-off Transaction. In connection with the fiscal 2002 corporate and manufacturing restructuring actions, the Company terminated approximately 230 employees and recorded charges aggregating $4.5 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. The Company completed these actions in fiscal 2002, reducing its workforce by approximately 120 employees in the Broadband Communications segment and approximately 110 employees in the Mindspeed Technologies segment. In addition, the Company recorded restructuring charges of $12.7 million for costs associated with the consolidation of certain facilities and commitments under license obligations that management determined would not be used in the future.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

During the first quarter of fiscal 2003, the Company initiated a further workforce reduction affecting 58 employees in the Broadband Communications segment and recorded additional charges of $1.9 million based upon estimates of the cost of severance benefits for the affected employees. Activity and liability balances related to the 2002 corporate and manufacturing restructuring actions through December 31, 2002 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$4,534	$12,690	$17,224
Cash payments	(3,179)	(468)	(3,647)
Non-cash charges	(609)	—	(609)

Restructuring balance, September 30, 2002	746	12,222	12,968
Charged to costs and expenses	1,904	—	1,904
Cash payments	(1,013)	(530)	(1,543)

Restructuring balance, December 31, 2002	$1,637	$11,692	$13,329

Mindspeed Strategic Restructuring Plan – During fiscal 2002, the Company’s Mindspeed Technologies segment announced a number of expense reduction and restructuring initiatives intended to reduce Mindspeed’s operating cost structure and focus its research and development spending on products for the Internet infrastructure market segments it believes offer the most attractive near-term growth prospects. These actions include the elimination of research and development spending in high-end optical networking applications, the closure of Novanet, the divestiture of NetPlane and a reduction of support services spending and reduced Mindspeed’s workforce by over 400 employees. During fiscal 2002, the Company terminated approximately 280 employees and recorded charges aggregating $7.1 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. These actions reduced the Company’s workforce throughout the Mindspeed Technologies segment. In addition, the Company recorded restructuring charges of $16.1 million for costs associated with the consolidation of certain facilities and lease cancellation and related costs.

During the first quarter of fiscal 2003, the Company implemented an additional workforce reduction affecting approximately 80 employees in the Mindspeed Technologies segment and closed its design center in Bristol, United Kingdom. The Company recorded additional charges of $3.1 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and $0.8 million for commitments under license obligations that management determined would not be used in the future. During the first quarter of fiscal 2003, the Company substantially completed these workforce reductions and the Company completed the divestiture of NetPlane in January 2003. Activity and liability balances related to the Mindspeed strategic restructuring actions through December 31, 2002 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$7,061	$16,109	$23,170
Cash payments	(2,419)	(1,211)	(3,630)
Non-cash charges	(552)	(354)	(906)

Restructuring balance, September 30, 2002	4,090	14,544	18,634
Charged to costs and expenses	3,056	792	3,848
Cash payments	(2,253)	(2,629)	(4,882)

Restructuring balance, December 31, 2002	$4,893	$12,707	$17,600

Through December 31, 2002, the Company has paid an aggregate of $31.7 million in connection with its fiscal 2001 and 2002 restructuring plans and has a remaining accrued restructuring balance aggregating $34.0 million. The Company expects to pay a majority of the amounts accrued for the workforce reductions during fiscal 2003 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which principally expire through fiscal 2005. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operations, and are not expected to significantly impact the Company’s liquidity.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Other Special Charges

Other special charges for the first quarter of fiscal 2003 principally consist of a $2.7 million loss on the sale of certain semiconductor test equipment.

7.     Sales of Assets

In December 2002, the Company sold certain semiconductor test equipment for net proceeds of $1.0 million and recognized a loss of $2.7 million. In December 2001, the Company sold two buildings for net proceeds of $19.3 million. A $2.4 million gain arising from the sale of one building was recognized upon completion of the transaction. The Company will continue to occupy the second building under a 15-year lease. Consequently, the $7.9 million gain arising from the sale of the leased-back building has been deferred and will be recognized ratably over the lease term.

8.     Segment Information

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

The accounting policies of the segments are the same as those described in Note 1. The Company evaluates segment performance based on segment operating income (loss) excluding amortization of intangible assets, special charges, in-process research and development and stock compensation costs. Special charges excluded from segment operating expenses and segment operating income (loss) consist of asset impairments, restructuring charges, the settlement of certain litigation and losses on the disposal of certain assets. This definition of segment operating income (loss) may be different than definitions used by other companies.

The tables below present information about reportable segments (in thousands):

	Three months ended
	December 31,

	2002	2001

Broadband Communications:
Revenues	$144,201	$126,937
Cost of goods sold	81,462	86,364

Gross margin	62,739	40,573
Research and development	39,769	36,151
Selling, general and administrative	22,434	23,377

Segment operating expenses	62,203	59,528

Segment operating income (loss)	$536	$(18,955)

Mindspeed Technologies:
Revenues	$20,255	$14,178
Cost of goods sold	6,137	6,910

Gross margin	14,118	7,268
Research and development	31,151	41,747
Selling, general and administrative	12,085	21,149

Segment operating expenses	43,236	62,896

Segment operating loss	$(29,118)	$(55,628)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation of segment operating loss to operating loss is as follows (in thousands):

	Three months ended
	December 31,

	2002	2001

Total segment operating loss	$(28,582)	$(74,583)
Amortization of intangible assets	14,999	85,522
Special charges	10,605	1,000
Stock compensation	935	2,041

Operating loss	$(55,121)	$(163,146)

Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended
	December 31,

	2002	2001

United States	$23,181	$21,117
Other Americas	8,357	4,259

Total Americas	31,538	25,376
Taiwan	38,900	20,983
Hong Kong	39,643	46,887
Other Asia-Pacific	28,569	18,225

Total Asia-Pacific	107,112	86,095
Japan	11,075	13,267
Europe, Middle East and Africa	14,731	16,377

	$164,456	$141,115

The Company believes a substantial portion of the products sold to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For the three months ended December 31, 2002, one customer (a foreign distributor) accounted for 11% of net revenues. For the three months ended December 31, 2001, another customer (a foreign distributor) accounted for 10% of net revenues. No other customer accounted for 10% or more of the Company’s net revenues for any of the periods presented.

9. Guarantees

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell, the Company assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. The Company may also be responsible for certain federal income tax liabilities that relate to its spin-off from Rockwell under the Tax Allocation Agreement, dated as of December 31, 1998, between the Company and Rockwell, which provides that the Company will be responsible for certain taxes imposed on Rockwell, Conexant or Rockwell shareholders. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz Semiconductor, Inc. (“Jazz”), the Company agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. Product warranty costs are not significant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

Our Broadband Communications business designs, develops and sells semiconductor system solutions that connect personal communications access products, such as set-top boxes, residential gateways, personal computers (PCs) and game consoles, to voice, video and data services over broadband connections, including asynchronous digital subscriber line (ADSL), cable and direct broadcast satellite systems. The Broadband Communications business also includes our foundation analog dial-up access portfolio and our video processing product family. Our dial-up access products include a broad portfolio of high speed modem chipsets and software for desktop and notebook PC applications as well as embedded equipment applications including fax machines, multifunctional peripherals, set-top boxes, gaming consoles and Internet terminals. Our video processing solutions include a variety of broadcast video decoder and encoder devices that enable the capture, display, storage and playback of video and audio in PCs, set-top boxes, personal video recorders and DVD applications.

Mindspeed Technologies designs, develops and sells semiconductor networking solutions for communications applications that extend from the edge of the Internet and throughout linked metropolitan area networks. Mindspeed Technologies’ products, ranging from physical-layer devices to higher-layer network processors, are sold to infrastructure original equipment manufacturers (OEMs) and include multiservice access products, T/E carrier products and asynchronous transfer mode (ATM) network processing solutions, as well as digital subscriber line (DSL) transceivers and crosspoint switches. OEMs use our products in a variety of networking equipment, including voice and media gateways, high-speed routers, ATM switches, add-drop multiplexers, DSL access multiplexers, digital cross-connect systems and storage area servers.

We market and sell our semiconductor products and system solutions directly to leading OEMs of communication electronics products and third-party electronic manufacturing service providers, and indirectly through electronic components distributors. Sales to distributors accounted for approximately 43% of net revenues in the first quarter of fiscal 2003. One customer, a foreign distributor, accounted for 11% of our net revenues in the first quarter of fiscal 2003; no other customer accounted for 10% or more of our net revenues for the period. Our top 20 customers accounted for 69% of net revenues for the first quarter of fiscal 2003. Revenues derived from customers located in the Americas, Europe, Japan and the Asia-Pacific region were 19%, 9%, 7% and 65%, respectively, of our net revenues for the first quarter of fiscal 2003. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

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

In November 2002, we restructured the financing agreements with Skyworks. Skyworks repaid $105.0 million of the principal amount and all accrued interest owed to us under the Term Notes and the remaining principal balance of the Term Notes was exchanged for $45.0 million principal amount of the Skyworks 15% convertible senior subordinated notes with a maturity date of June 30, 2005. Skyworks also paid us all amounts outstanding under the credit facility, the credit facility was cancelled and we released all security interests in Skyworks’ assets and properties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

	Three months ended
				Change from	Change from
	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 2002	Dec. 2001
(in millions)	2002	2002	2001	Quarter	Quarter

Net revenues:
Broadband Communications	$144.2	$133.0	$126.9	8%	14%
Mindspeed Technologies	20.3	24.9	14.2	(19)%	43%

	$164.5	$157.9	$141.1	4%	17%

As a percentage of net revenues:
Broadband Communications	88%	84%	90%
Mindspeed Technologies	12%	16%	10%

	100%	100%	100%

Broadband Communications

Our Broadband Communications product revenues for the first quarter of fiscal 2003 increased 14% over the comparable period of fiscal 2002. The increase principally reflects increased shipments of our home network processing solutions, our satellite set-top box tuners and demodulators and our client-side ADSL modem product line. In particular, our home network processors benefited from increased production of home routers and wireless access points among leading OEMs of consumer network products. In addition, we experienced steady demand for our dial-up modem portfolio, with volume increases more than offsetting a decline in average selling prices for those products. These increases were partially offset by lower sales of our media processing products, including our broadcast video encoder/decoder solutions and the impact of the divestiture of our digital imaging business subsequent to the first quarter of fiscal 2002.

Broadband Communications revenues for the fiscal 2003 first quarter were 8% higher than the immediately preceding quarter—the fifth consecutive quarter of sequential revenue growth—primarily driven by higher shipments of our home network processing solutions and seasonally strong demand for our satellite set-top box and consumer broadcast video solutions.

Mindspeed Technologies

Mindspeed Technologies net revenues continue to be impacted by the sharply lower demand for network equipment which has affected us, our customers and our competitors since the second quarter of fiscal 2001. This downturn in demand led to sharply lower sales volume, as compared to fiscal 2000 levels, across the majority of our multiservice access and broadband networking products, including multiservice access processors, multi-megabit DSL and optical networking physical media devices, and transceivers. The effect was most pronounced in the first quarter of fiscal 2002, when Mindspeed Technologies quarterly revenues decreased to $14.2 million—their lowest level in several years—as many of our OEM, subcontractor and distributor customers dramatically reduced purchases as they sought to consume the higher than normal levels of component inventories. Since that time, our Mindspeed Technologies segment has experienced some renewed demand in its addressed markets. Mindspeed Technologies revenues of $20.3 million for the first quarter of fiscal 2003 reflect modestly higher sales volumes in each of our product lines as compared to the fiscal 2002 first quarter.

Mindspeed Technologies fiscal 2003 first quarter revenues decreased approximately $4.6 million compared to the fiscal 2002 fourth quarter, which included a $4.6 million revenue benefit resulting from the favorable resolution of a customer obligation. Excluding the impact of this item, Mindspeed Technologies’ revenues were relatively flat in comparison to the immediately preceding quarter, reflecting steady demand across our multiservice access, T/E carrier and ATM/MPLS network processors product families. We believe that demand for the products sold by our Mindspeed Technologies business, which are incorporated into telecommunications and data communications infrastructure equipment, is recovering more slowly than demand for products offered by our Broadband Communications business, which are ultimately sold to individual consumers in products such as PCs, cable and satellite set-top boxes and other home networking products.

Gross Margin

	Three months ended
				Change from	Change from
	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 2002	Dec. 2001
(in millions)	2002	2002	2001	Quarter	Quarter

Gross margin	$76.9	$75.4	$47.8	2%	61%
Percent of net revenues	47%	48%	34%

Gross margin represents revenues less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer fabrication, assembly and test services. Our cost of goods sold consists predominantly of purchased finished wafers, assembly and test services, royalty and other intellectual property costs and labor and overhead associated with product procurement. Prior to the divestiture of our former manufacturing operations in fiscal 2002, purchased materials, labor and overhead (including depreciation) associated with product manufacturing and sustaining engineering expenses made up a majority of our cost of goods sold. Our gross margins for the first quarter of fiscal 2003 compared with the similar period of fiscal 2002 reflect the elimination of the burden of our underutilized former manufacturing operations and the favorable impact of our cost reduction actions. Gross margins for the first quarter of fiscal 2003 also benefited from lower provisions for excess and obsolete inventories, improved product mix and the redeployment of our product and test engineering teams—previously assigned to our former manufacturing operations—to product development efforts, with the associated costs classified as research and development expenses.

Our gross margin for the first quarter of fiscal 2003 and 2002 also benefited from the sale of inventories with an original cost of $8.8 million and $14.0 million, respectively, that we had written down to a zero cost basis during fiscal year 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. Had we not previously written down the cost basis of these goods, our cost of goods sold would include the original cost of such goods, and our gross margin for the first quarter of fiscal 2003 would have been $68.1 million (41% of our net revenues) compared to $33.8 million (24% of our net revenues) for the first quarter of fiscal 2002.

When compared with the immediately preceding quarter, our gross margins for the first quarter of fiscal 2003 decreased from 48% to 47% of net revenues. The change in gross margin principally reflects the impact of sales of inventories previously written down to a zero cost basis (in fiscal 2001), which were $1.9 million higher in the fourth quarter of fiscal 2002, lower average selling prices in our Broadband Communications segment and changes in our product mix, partially offset by product cost reductions.

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

We recorded an aggregate of $188.8 million of inventory write-downs in fiscal 2001. From the time of these write-downs and through December 31, 2002, we scrapped a portion of these inventories having an original cost of $41.5 million and sold a portion of these inventories with an original cost of $66.2 million. The sales resulted from increased demand beginning in the fourth quarter of fiscal 2001 which was not anticipated at the time of the write-downs. As of December 31, 2002, we continued to hold inventories with an original cost of $81.1 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

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

Under our long-term supply arrangement with Jazz Semiconductor, Inc. (Jazz), we are obligated to purchase certain minimum annual volumes of wafers through March 2005. Additionally, under a long-term supply agreement with Skyworks, we are obligated to purchase certain minimum amounts of assembly and test services during fiscal 2003. In the event our actual purchases under these arrangements are less than the required minimum volumes, we will be required to make additional payments, which would adversely affect our gross margin. We currently anticipate meeting each of the annual minimum purchase obligations under the long-term supply agreements with Jazz and Skyworks.

Research and Development

	Three months ended December 31,

(in millions)	2002	Change	2001

Research and development	$71.5	(10)%	$79.4
Percent of net revenues	43%		56%

Our research and development (R&D) expenses consist principally of direct personnel costs, photomask and other costs for pre-production evaluation and testing of new devices and design and test tool costs. Our R&D expenses also include the costs for advanced semiconductor process development, design automation and advanced package development for the benefit of each of our businesses. The decrease in R&D expenses for the first quarter of fiscal 2003 compared to the similar period of fiscal 2002 primarily reflects lower headcount and personnel-related costs resulting from our fiscal 2002 expense reduction and restructuring actions and from the contribution of the majority of our advanced process development efforts to Jazz in connection with the formation of Jazz in the second quarter of fiscal 2002.

Selling, General and Administrative

	Three months ended December 31,

(in millions)	2002	Change	2001

Selling, general and administrative	$34.9	(23)%	$45.1
Percent of net revenues	21%		32%

Our selling, general and administrative (SG&A) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, real estate, information systems, customer service, sales, marketing, field application engineering and other services. The decrease in SG&A expenses for the first quarter of fiscal 2003 compared to the similar period of fiscal 2002 primarily reflects lower headcount and personnel-related costs resulting from our fiscal 2002 expense reduction and restructuring actions.

Amortization of Intangible Assets

	Three months ended December 31,

(in millions)	2002	Change	2001

Amortization of intangible assets	$15.0	(82)%	$85.5

The lower amortization expenses in the first quarter of fiscal 2003 primarily resulted from the adoption of SFAS 141 and SFAS 142 as of the beginning of fiscal 2003. SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Upon adoption, we evaluated our existing goodwill and intangible assets against the new criteria, which resulted in certain intangible assets with a carrying value of $4.7 million being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that we no longer amortize goodwill into our results of operations. Instead, goodwill must be tested at least annually for impairment and written down when impaired.

SFAS 142 also requires that we complete a transition impairment test of our goodwill (as of the beginning of fiscal 2003) no later than the fourth quarter of fiscal 2003. If the recorded value of goodwill exceeds its estimated fair value, we will write down the value of goodwill to estimated fair value. Any such transition impairment loss will be recognized as the effect of a change in accounting principle. We expect to complete the transition impairment test during the second quarter of fiscal 2003. While we have not yet completed the test, we expect that the transition impairment test will result in a significant write-down of the value of goodwill. In addition, future periodic impairment tests may result in significant write-downs of the value of goodwill (charged against income).

Special Charges

Special charges consist of the following (in thousands):

	Three months ended December 31,

(in millions)	2002	Change	2001

Asset impairments	$2.4	nm	$—
Restructuring charges	5.5	nm	1.0
Other special charges	2.7	nm	—

	$10.6	nm	$1.0

Asset Impairments

During the first quarter of fiscal 2003, we recorded asset impairment charges totaling $2.4 million, principally in the Broadband Communications segment. The impairment charges related to leasehold improvements associated with properties we no longer occupy and other assets that we determined to abandon or scrap. We determined the amounts of the impairment charges by comparing the assets’ estimated fair values, less costs to sell, to their carrying values. We determined the estimated fair values, using all available information, based upon the proceeds expected to result from the disposition of the assets. We believe the assumptions used in estimating the fair values were reasonable and the estimated fair values approximated the amounts that would be realized upon the ultimate disposition of the related assets. The write-downs established a new cost basis for the impaired assets.

Restructuring Charges

In fiscal 2001, we implemented a number of cost reduction initiatives to more closely align our cost structure with the then-current business environment. The cost reduction initiatives included workforce reductions, temporary shutdowns of our manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team until we return to profitability. In fiscal 2002, we expanded the cost reduction initiatives to provide for further workforce reductions and the consolidation of additional facilities. The costs and expenses associated with the restructuring activities are included in special charges in the accompanying consolidated statements of operations.

2001 Global Restructuring Plan – During the second quarter of fiscal 2001, we announced certain expense reduction initiatives and a broad reduction in workforce which affected all areas of our operations and reduced our headcount by approximately 900 employees. These actions were the result of a comprehensive reassessment of our operations and business activities in order to focus investment and resources in areas that best support our strategic growth drivers. As part of the reassessment, we determined that we would explore alternatives to dispose of our digital imaging business and would also exit our board-level sub-assembly module business. We completed these restructuring actions in fiscal 2002.

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

Activity and liability balances related to the 2001 global restructuring actions through December 31, 2002 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$6,776	$5,584	$12,360
Cash payments	(4,155)	(223)	(4,378)

Restructuring balance, September 30, 2001	2,621	5,361	7,982
Charged to costs and expenses	2,616	172	2,788
Expense reversal	—	(1,646)	(1,646)
Cash payments	(3,432)	(2,307)	(5,739)

Restructuring balance, September 30, 2002	1,805	1,580	3,385
Expense reversal	(61)	—	(61)
Cash payments	(90)	(184)	(274)

Restructuring balance, December 31, 2002	$1,654	$1,396	$3,050

Strategic Manufacturing Restructuring Plan – During the third quarter of fiscal 2001, we realigned our manufacturing and procurement strategy to accelerate our transition to a fabless CMOS business model. As part of the manufacturing realignment, we reduced our workforce by an additional 410 employees and recorded charges aggregating $7.8 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. We completed these actions in the fourth quarter of fiscal 2001, reducing our workforce in both the Broadband Communications and Mindspeed Technologies segments, including approximately 220 employees in our manufacturing operations. During the first quarter of fiscal 2003, we reversed $0.1 million of previously accrued costs upon the resolution of liabilities for severance benefits payable under the plan.

Activity and liability balances related to the strategic manufacturing restructuring actions through December 31, 2002 are as follows (in thousands):

Workforce
reductions

Charged to costs and expenses	$7,756
Cash payments	(5,006)

Restructuring balance, September 30, 2001	2,750
Cash payments	(2,604)

Restructuring balance, September 30, 2002	146
Expense reversal	(146)

Restructuring balance, December 31, 2002	$—

2002 Corporate and Manufacturing Restructuring Plan – During fiscal 2002, we initiated a further reduction of our workforce throughout our operations primarily as a result of the divestiture of our Newport Beach wafer fabrication operations and the Spin-off Transaction. In connection with the fiscal 2002 corporate and manufacturing restructuring actions, we terminated approximately 230 employees and recorded charges aggregating $4.5 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. We completed these actions in fiscal 2002, reducing our workforce by approximately 120 employees in the Broadband Communications segment and approximately 110 employees in the Mindspeed Technologies segment. In addition, we recorded restructuring charges of $12.7 million for costs associated with the consolidation of certain facilities and commitments under license obligations that we determined would not be used in the future.

During the first quarter of fiscal 2003, we initiated a further workforce reduction affecting 58 employees in the Broadband Communications segment and recorded additional charges of $1.9 million based upon estimates of the cost of severance benefits for the affected employees. Activity and liability balances related to the 2002 corporate and manufacturing restructuring actions through December 31, 2002 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$4,534	$12,690	$17,224
Cash payments	(3,179)	(468)	(3,647)
Non-cash charges	(609)	—	(609)

Restructuring balance, September 30, 2002	746	12,222	12,968
Charged to costs and expenses	1,904	—	1,904
Cash payments	(1,013)	(530)	(1,543)

Restructuring balance, December 31, 2002	$1,637	$11,692	$13,329

Mindspeed Strategic Restructuring Plan – During fiscal 2002, our Mindspeed Technologies segment announced a number of expense reduction and restructuring initiatives intended to reduce Mindspeed’s operating cost structure and focus its research and development spending on products for the Internet infrastructure market segments it believes offer the most attractive near-term growth prospects. These actions include the elimination of research and development spending in high-end optical networking applications, the closure of Novanet, the divestiture of NetPlane and a reduction of support services spending and reduced Mindspeed’s workforce by over 400 employees. During fiscal 2002, we terminated approximately 280 employees and recorded charges aggregating $7.1 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. These actions reduced our workforce throughout the Mindspeed Technologies segment. In addition, we recorded restructuring charges of $16.1 million for costs associated with the consolidation of certain facilities and lease cancellation and related costs.

During the first quarter of fiscal 2003, we implemented an additional workforce reduction affecting approximately 80 employees in the Mindspeed Technologies segment and closed our design center in Bristol, England. We recorded additional charges of $3.1 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and $0.8 million for commitments under license obligations that we determined would not be used in the future. During the first quarter of fiscal 2003, we substantially completed these workforce reductions and we completed the divestiture of NetPlane in January 2003. Activity and liability balances related to the Mindspeed strategic restructuring actions through December 31, 2002 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$7,061	$16,109	$23,170
Cash payments	(2,419)	(1,211)	(3,630)
Non-cash charges	(552)	(354)	(906)

Restructuring balance, September 30, 2002	4,090	14,544	18,634
Charged to costs and expenses	3,056	792	3,848
Cash payments	(2,253)	(2,629)	(4,882)

Restructuring balance, December 31, 2002	$4,893	$12,707	$17,600

Through December 31, 2002, we have paid an aggregate of $31.7 million in connection with our fiscal 2001 and 2002 restructuring plans and have a remaining accrued restructuring balance totaling $34.0 million. We expect to pay a majority of the amounts accrued for the workforce reductions during fiscal 2003 and we expect to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which principally expire through fiscal 2005. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operations, and are not expected to significantly impact our liquidity.

Other Special Charges

Other special charges for the first quarter of fiscal 2003 consist of a $2.7 million loss on the sale of certain semiconductor test equipment.

Other Income (Expense), Net

	Three months ended December 31,

(in millions)	2002	Change	2001

Other income (expense), net	$3.4	nm	$(9.2)

Other income, net for the first quarter of fiscal 2003 is comprised primarily of interest income on invested cash balances, the notes receivable from Skyworks and the Skyworks 15% convertible senior subordinated notes and equity in the earnings of investees we account for under the equity method. Other income also includes a $4.0 million benefit from the increase in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes. We adjust the carrying value of the 15% convertible senior subordinated notes to estimated fair value each period, with changes in the fair value of the conversion right included in other income (expense) each period. These amounts were partially offset by interest expense on our convertible subordinated notes.

As a result of the restructuring of the financing agreements with Skyworks, we expect that our interest income will decrease significantly from the fiscal 2003 first quarter’s level. Additionally, changes in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes may significantly affect our other income (expense), net (either favorably or unfavorably) based upon fluctuations in the market price of Skyworks common stock.

Other expense, net for the first quarter of fiscal 2002 is comprised primarily of a $5.7 million write-off of certain non-marketable investments, which we determined to be permanently impaired, and interest expense on our convertible subordinated notes, partially offset by interest income on invested cash balances and gains on sales of assets.

Provision (Benefit) for Income Taxes

As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the additional income tax benefits (principally net operating losses we can carry forward to future years) which arose during fiscal 2002 and the first quarter of fiscal 2003 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect foreign income taxes to be insignificant. Consequently, we expect our effective income tax rate will be approximately 0% for fiscal 2003. Our provision for income taxes for the first quarter of fiscal 2003 and 2002 consisted of foreign income taxes incurred by certain of our subsidiaries, offset by refunds received.

As of September 30, 2002, we had a valuation allowance of $524 million for the deferred tax assets which we do not expect to realize through the reduction of future income tax payments. We believe the remaining portion of our deferred tax assets will be realized based on our current expectations of future earnings and tax planning strategies available to us. We evaluate the realizability of our deferred tax assets quarterly and in the event that we determine that we will not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination is made.

Segment Operating Performance

Our segment operating income (loss) excludes amortization of intangible assets, special charges, in-process research and development and stock compensation costs. Special charges excluded from segment operating income (loss) consist of asset impairments, restructuring charges, the settlement of certain litigation, separation costs and losses on the disposal of certain assets. Our definition of segment operating income (loss) may be different than definitions used by other companies. The following table presents our segment operating income (loss) and consolidated operating loss:

	Three months ended

	Dec. 31,	Sept. 30,	Dec. 31,
	2002	2002	2001

Broadband Communications:
Revenues	$144.2	$133.1	$126.9
Cost of goods sold	81.5	74.9	86.4

Gross margin	62.7	58.2	40.5
Gross margin %	44%	44%	32%
Research and development	39.8	41.4	36.1
Selling, general and administrative	22.4	22.9	23.4

Segment operating expenses	62.2	64.3	59.5

Segment operating income (loss)	$0.5	$(6.1)	$(19.0)

Mindspeed Technologies:
Revenues	$20.2	$24.9	$14.2
Cost of goods sold	6.1	7.7	6.9

Gross margin	14.1	17.2	7.3
Gross margin %	70%	69%	51%
Research and development	31.1	37.2	41.7
Selling, general and administrative	12.1	14.1	21.2

Segment operating expenses	43.2	51.3	62.9

Segment operating loss	$(29.1)	$(34.1)	$(55.6)

Total segment operating loss	$(28.6)	$(40.2)	$(74.6)
Amortization of intangible assets	15.0	75.9	85.5
Special charges	10.6	43.6	1.0
Stock compensation	0.9	(0.5)	2.0

Operating loss	$(55.1)	$(159.2)	$(163.1)

Broadband Communications

For the first quarter of fiscal 2003, our Broadband Communications segment returned to operating profitability with segment operating income of $0.5 million compared to a segment operating loss of $19.0 million for the fiscal 2002 first quarter. The improved operating performance reflects the 17% increase in Broadband Communications net revenues over the fiscal 2002 first quarter. Our segment operating income for the first quarter of fiscal 2003 also benefited from the elimination of the negative impact on our cost of goods sold of our underutilized former manufacturing operations (which we contributed to Jazz in the second quarter of fiscal 2002). In addition, the Broadband Communications segment’s operating performance for the first quarter of fiscal 2003 and 2002 benefited from the sale of inventories with an original cost of $7.2 million and $13.5 million, respectively, that we had written down to a zero cost basis during fiscal year 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time we recorded the inventory write-down in fiscal 2001.

As compared to the immediately preceding quarter, the Broadband Communications segment’s improved operating performance reflects the benefit of the 8% increase in quarterly revenues, along with lower operating expenses resulting from our cost reduction initiatives.

Mindspeed Technologies

The improvement in Mindspeed Technologies’ segment operating loss for the first quarter of fiscal 2003 compared to the immediately preceding quarter and the similar fiscal 2002 period principally reflects the positive impact of our cost reduction initiatives. The lower segment operating loss also reflects the gross margin impact of a $6.1 million (43%) increase in net revenues we experienced for the first quarter of fiscal 2003 compared to the similar fiscal 2002 period.

Mindspeed Technologies’ quarterly revenues remain substantially lower than fiscal 2000 levels and we believe that demand for Mindspeed Technologies’ products, which are incorporated into telecommunications and data communications infrastructure equipment, is recovering more slowly than demand for products offered by our Broadband Communications business. During fiscal 2002, we began to experience some renewed demand in the end markets for certain of our Mindspeed Technologies products, including our T/E physical layer products, crosspoint switches and ATM/MPLS network processors. Moreover, the expense reduction and restructuring initiatives we initiated in fiscal 2001 and 2002 are substantially complete, and we expect to realize their full effects beginning in the fiscal 2003 second quarter. These actions have significantly reduced Mindspeed’s operating cost structure and we estimate that these actions have reduced Mindspeed’s breakeven point to approximately $55 million in quarterly revenues.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $66.2 million during the first quarter of fiscal 2003. Cash used in operating activities was $54.6 million for the first quarter of fiscal 2003, compared to cash used in operating activities of $51.5 million for the comparable period in fiscal 2002. Operating cash flows for the fiscal 2003 period reflect our loss from continuing operations of $52.2 million, offset by non-cash charges (depreciation and amortization and other) of $29.6 million, and a net increase in the non-cash components of working capital of $32.0 million. The working capital increases principally consist of a $20.5 million increase in inventories and a $13.0 million decrease in accounts payable. Before the effect of the working capital changes, cash used in operating activities was $22.6 million for the first quarter of fiscal 2003, compared to $53.3 million for the comparable period of fiscal 2002.

Cash provided by investing activities of $120.0 million for the first quarter of fiscal 2003 includes the $170.0 debt repayment from Skyworks, offset by $35.0 million advanced to Skyworks under the credit facility earlier in the quarter. Investing cash flows also included proceeds from the sale of assets of $1.0 million, offset by capital expenditures of $4.8 million, net purchases of marketable securities of $9.7 million and investments of $1.5 million. Cash provided by investing activities in the first quarter of fiscal 2002 principally consisted of $20.8 million in proceeds from the sale of assets and $0.9 million of net sales of marketable securities, partially offset by capital expenditures of $6.5 million and payments for investments of $3.0 million.

Cash provided by financing activities of $0.7 million and $4.9 million for the first quarter of fiscal 2003 and 2002, respectively, consisted of proceeds from the exercise of stock options.

As of September 30, 2002, we held notes receivable from Skyworks with an aggregate principal amount of $180.0 million, including the $150.0 million Term Notes and $30.0 million outstanding under the revolving credit facility. In November 2002, we restructured the financing agreements with Skyworks. Skyworks repaid $105.0 million of the principal amount and all of the accrued interest owed to us under the Term Notes and the remaining principal balance of the Term Notes was exchanged for $45.0 million principal amount of the Skyworks 15% convertible senior subordinated notes with a maturity date of June 30, 2005. Skyworks also paid us all amounts outstanding under the credit facility, the credit facility was cancelled and we released all security interests in Skyworks’ assets and properties. Skyworks may redeem the 15% convertible senior subordinated notes at any time after May 12, 2004, subject to a redemption premium of 3% of the outstanding principal amount. We may, at our option, convert the outstanding principal amount of the 15% convertible senior subordinated notes into shares of Skyworks common stock based upon the conversion price (initially $7.87 per share, subject to adjustment under certain circumstances). At maturity, Skyworks must pay the outstanding principal amount by delivering to us a number of shares of its common stock based upon the conversion price. Skyworks has granted us certain registration rights relating to the 15% convertible senior subordinated notes and the shares of Skyworks common stock underlying the 15% convertible senior subordinated notes. As of December 31, 2002 the estimated fair value of the 15% convertible senior subordinated notes was approximately $49.2 million. We may sell all or part of the 15% convertible senior subordinated notes or shares underlying the notes as needed to meet our liquidity requirements.

As of December 31, 2002, our principal sources of liquidity are our existing cash reserves and short-term investments (including the Skyworks 15% convertible senior subordinated notes) and cash generated from product sales. Combined cash and cash equivalents, short-term investments and Skyworks 15% convertible senior subordinated notes at December 31, 2002 totaled $397.1 million compared to $447.8 million at September 30, 2002. Our working capital at December 31, 2002 was $412.5 compared to $441.2 million at September 30, 2002. The overall working capital change principally reflects cash used in operations and cash payments for capital expenditures and investments.

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

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

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

In the first quarter of fiscal 2003, we adopted the new rules in SFAS 142 for measuring the impairment of goodwill, which prescribe a fair value-based approach. The estimates and assumptions described above (along with other factors such as discount rates) will affect the amounts of any impairment losses that result from the transition impairment test or future periodic impairment tests required under SFAS 142.

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

We incurred a loss from continuing operations of $52 million in the first quarter of fiscal 2003 compared to a loss of $169.8 million in the first quarter of fiscal 2002. We incurred losses from continuing operations of $812 million in fiscal 2002 and $1.2 billion in fiscal 2001.

During the past eight fiscal quarters, we implemented a number of expense reduction and restructuring initiatives to more closely align our cost structure with the current business environment. The cost reduction initiatives include a worldwide workforce reduction, temporary shutdowns of our manufacturing facilities, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for our senior management team until we return to profitability. However, these expense reduction initiatives alone will not return us to profitability. We expect that reduced end-customer demand, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term. In order to return to profitability, we must achieve substantial revenue growth and currently we continue to face an environment of uncertain demand in many of the markets our products address. While our Broadband Communications segment returned to operating profitability in the first quarter of fiscal 2003, on a consolidated basis we anticipate incurring additional losses from our continuing operations. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

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

During the late 1990’s and extending into 2000, the semiconductor industry in general, and communications applications in particular, enjoyed unprecedented growth, benefiting from the rapid expansion of the Internet and other communication services worldwide. During fiscal 2001 and 2002, we—like many of our customers and competitors—were adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our communications semiconductor products and system solutions. The impact of weakened end-customer demand was compounded by higher-than-normal levels of equipment and component inventories held by many of our OEM, subcontractor and distributor customers in fiscal 2001. As a result of this sharply reduced demand across our product portfolio, we recorded $188.8 million of inventory write-downs in fiscal 2001. We expect that reduced levels of end-customer demand, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term. In addition, this environment of weak end-customer demand has, in some cases, led to delays in payments for our products. In the event that our customers delay payments to us, or are unable to pay amounts owed to us, we may incur additional losses on our accounts receivable.

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

We believe that the principal competitive factors for semiconductor suppliers in our addressed markets are:

•	time-to-market;

•	product quality, reliability and performance;

•	level of integration;

•	price and total system cost;

•	compliance with industry standards;

•	design and engineering capabilities;

•	strategic relationships with customers;

•	customer support; and

•	new product innovation.

The specific bases on which we compete vary by market. We cannot assure you that we will be able to successfully address these factors.

Many of our current and potential competitors have certain advantages over us, including:

•	longer presence in key markets;

•	greater name recognition;

•	access to larger customer bases;

•	significantly greater sales and marketing, manufacturing, distribution, technical and other resources; and

•	stronger financial position and liquidity.

As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can. We have recently incurred substantial operating losses and we anticipate future losses. Our OEM customers may choose semiconductor suppliers whom they believe have a stronger financial position or liquidity.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors, some of whom have rights to return unsold products to us. Sales to distributors accounted for approximately 41% and 43% of our net revenues for fiscal 2002 and the first quarter of fiscal 2003, respectively. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

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

Wafer fabrication processes are subject to obsolescence, and third-party foundries may discontinue a wafer fabrication process used for certain of our products. In such event, we generally offer our customers a “last-time buy” program to satisfy their anticipated requirements for our products. The unanticipated discontinuance of a wafer fabrication process on which we rely may adversely affect our revenues and our customer relationships.

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

We believe that our existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case and we may need to obtain alternate sources of financing in the future. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

We are subject to the risks of doing business internationally.

For fiscal 2002 and the first quarter of fiscal 2003, approximately 83% and 86%, respectively, of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and European countries. In addition, we have suppliers located outside the United States, including the Skyworks assembly and test facility in Mexicali, Mexico and third-party foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

Our past operating performance has been impacted by adverse economic conditions in the Asia-Pacific region, which have increased the uncertainty with respect to the long-term viability of certain of our customers and suppliers in the region. Sales to customers in Japan and other countries in the Asia-Pacific region, principally Taiwan and Hong Kong, represented approximately 67% and 72%, respectively, of our net revenues in fiscal 2002 and the first quarter of fiscal 2003.

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

Our former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. In connection with our spin-off from Rockwell, we assumed all liabilities in respect of environmental matters related to the former operations of our business. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us. In addition, we are engaged in remediations of groundwater contamination at our former Newport Beach, California wafer fabrication facility. We currently estimate the remaining costs for these remediations to be approximately $2.4 million and have accrued for these costs as of December 31, 2002.

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

We have established certain anti-takeover measures that may affect our common stock and convertible notes. Our restated certificate of incorporation, our by-laws, our rights agreement with Mellon Investor Services LLC, as rights agent, dated as of November 30, 1998, as amended, and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of us in a transaction not approved by our board of directors. Our restated certificate of incorporation and by-laws include provisions such as:

•	the division of our board of directors into three classes to be elected on a staggered basis, one class each year;

•	the ability of our board of directors to issue shares of our preferred stock in one or more series without further authorization of our shareholders;

•	a prohibition on shareholder action by written consent;

•	a requirement that shareholders provide advance notice of any shareholder nominations of directors or any proposal of new business to be considered at any meeting of shareholders;

•	a requirement that a supermajority vote be obtained to remove a director for cause or to amend or repeal certain provisions of our restated certificate of incorporation or by-laws;

•	elimination of the right of shareholders to call a special meeting of shareholders; and

•	a fair price provision.

We also have a rights agreement which gives our shareholders certain rights that would substantially increase the cost of acquiring us in a transaction not approved by our board of directors.

In addition to the rights agreement and the provisions in our restated certificate of incorporation and by-laws, Section 203 of the Delaware General Corporation Law generally provides that a corporation shall not engage in any business combination with any interested shareholder during the three-year period following the time that such shareholder becomes an interested shareholder, unless a majority of the directors then in office approves either the business combination or the transaction that results in the shareholder becoming an interested shareholder or specified shareholder approval requirements are met.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, marketable debt securities, the Skyworks 15% convertible senior subordinated notes, equity securities and our long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and we limit the amount of our credit exposure to any one issuer.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2002, the carrying value of our cash and cash equivalents approximates fair value. Our marketable debt securities (consisting of commercial paper, corporate bonds and government securities) principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. Marketable equity securities are subject to equity price risk. As of December 31, 2002, a 10% adverse change in equity prices would result in a $0.4 million decrease in the value of our marketable equity securities.

We hold Skyworks 15% convertible senior subordinated notes having an aggregate principal amount of $45 million. The conversion right is considered an “embedded derivative” for financial accounting purposes and the value of the Skyworks 15% convertible senior subordinated notes is subject to significant risk related to changes in the market price of Skyworks’ common stock. As of December 31, 2002, a 10% decrease in the market price of Skyworks’ common stock would decrease the fair value of the Skyworks 15% convertible senior subordinated notes by approximately $5.1 million. The Skyworks 15% convertible senior subordinated notes are also subject to interest rate risk.

We received the 15% convertible senior subordinated notes from Skyworks in exchange for the remaining $45 million principal amount of the Term Notes (originally delivered to us by Skyworks in payment of the purchase price for our Mexicali assembly and test facility). We do not purchase derivative financial instruments for speculative or investment purposes.

We classify all of our marketable debt and equity securities, including the Skyworks 15% convertible senior subordinated notes, as available-for-sale securities. As of December 31, 2002, the carrying value of these securities included net unrealized gains of $6.5 million.

Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our financial instruments as of December 31, 2002:

(in millions)	Carrying Value	Fair Value

Cash and cash equivalents	$234.6	$234.6
Marketable debt securities	109.0	109.0
Skyworks 15% convertible senior subordinated notes	49.2	49.2
Marketable equity securities	4.3	4.3
Long-term debt	681.8	321.3

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

At December 31, 2002, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at December 31, 2002, a 10 percent change in currency rates would not have a significant effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

99    Written Statement of Chief Executive Officer and Chief Financial Officer.

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

CONEXANT SYSTEMS, INC. (Registrant)

Date: February 10, 2003	By	/s/ Balakrishnan S. Iyer Balakrishnan S. Iyer Senior Vice President and Chief Financial Officer (principal financial officer)

Date: February 10, 2003	By	/s/ J. Scott Blouin J. Scott Blouin Senior Vice President and Chief Accounting Officer (principal accounting officer)

CERTIFICATIONS

     I, Dwight W. Decker, Chairman of the Board and Chief Executive Officer of Conexant Systems, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Conexant Systems, Inc.;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c.	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 10, 2003

/s/ Dwight W. Decker

Dwight W. Decker
Chairman of the Board and
  Chief Executive Officer

     I, Balakrishnan S. Iyer, Senior Vice President and Chief Financial Officer of Conexant Systems, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Conexant Systems, Inc.;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c.	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 10, 2003

/s/ Balakrishnan S. Iyer

Balakrishnan S. Iyer
Senior Vice President and
  Chief Financial Officer

EXHIBIT INDEX

     99    Written Statement of Chief Executive Officer and Chief Financial Officer.