Form 10-Q
period 2003-03-31
CONEXANT SYSTEMS INC
filed 2003-05-09
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003*

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

Number of shares of registrant’s common stock outstanding as of April 25, 2003 was 267,814,118.

*	For presentation purposes of this Form 10-Q, references made to the March 31, 2003 period relate to the actual fiscal second quarter ended March 28, 2003.

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

CONEXANT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONEXANT SYSTEMS, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	March 31,	September 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$159,153	$168,357
Short-term investments	154,432	99,466
Notes receivable from Skyworks	—	180,000
Receivables, net of allowance of $3,944 and $8,405 at March 31, 2003 and September 30, 2002, respectively	73,402	73,552
Inventories	58,090	57,330
Deferred income taxes	32,266	32,233
Other current assets	47,661	52,695

Total current assets	525,004	663,633
Property, plant and equipment, net	75,181	93,994
Goodwill	47,059	615,326
Intangible assets, net	105,875	157,876
Deferred income taxes	224,555	224,168
Other assets	122,254	156,038

Total assets	$1,099,928	$1,911,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,555	$101,342
Deferred revenue	6,792	10,420
Accrued compensation and benefits	38,130	38,929
Other current liabilities	62,842	71,738

Total current liabilities	183,319	222,429
Convertible subordinated notes	601,658	681,825
Other liabilities	53,544	58,954

Total liabilities	838,521	963,208

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 267,415 and 265,676 shares issued at March 31, 2003 and September 30, 2002, respectively	2,674	265,676
Additional paid-in capital	3,484,998	3,219,044
Accumulated deficit	(3,200,804)	(2,507,407)
Accumulated other comprehensive loss	(25,156)	(28,077)
Unearned compensation	(305)	(1,409)

Total shareholders’ equity	261,407	947,827

Total liabilities and shareholders’ equity	$1,099,928	$1,911,035

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net revenues	$158,434	$148,746	$322,890	$289,861
Cost of goods sold	83,766	90,219	171,365	183,493

Gross margin	74,668	58,527	151,525	106,368
Operating expenses:
Research and development	64,931	83,269	136,398	162,682
Selling, general and administrative	37,103	42,608	72,010	87,660
Amortization of intangible assets	13,121	85,940	28,120	171,462
Special charges	16,807	21,319	27,412	22,319

Total operating expenses	131,962	233,136	263,940	444,123

Operating loss	(57,294)	(174,609)	(112,415)	(337,755)
Gain on debt extinguishment	34,645	—	34,645	—
Other expense, net	(44,854)	(6,809)	(41,486)	(15,978)

Loss before income taxes	(67,503)	(181,418)	(119,256)	(353,733)
Provision (benefit) for income taxes	521	403	957	(2,146)

Loss from continuing operations	(68,024)	(181,821)	(120,213)	(351,587)
Loss from discontinued operations, net of income taxes	—	(18,881)	—	(53,605)

Loss before cumulative effect of accounting change	(68,024)	(200,702)	(120,213)	(405,192)
Cumulative effect of change in accounting for goodwill	—	—	(573,184)	—

Net loss	$(68,024)	$(200,702)	$(693,397)	$(405,192)

Loss per share, basic and diluted:
Continuing operations	$(0.26)	$(0.71)	$(0.45)	$(1.38)
Discontinued operations	—	(0.07)	—	(0.21)
Cumulative effect of change in accounting for goodwill	—	—	(2.16)	—

Net loss	$(0.26)	$(0.78)	$(2.61)	$(1.59)

Number of shares used in per share computation	266,543	256,135	266,129	255,249

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six months ended
	March 31,

	2003	2002

Cash flows from operating activities:
Loss from continuing operations	$(120,213)	$(351,587)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities, net of effects of dispositions of businesses:
Depreciation	17,924	28,404
Amortization of intangible assets	28,120	171,462
Asset impairments	23,146	17,586
Write down of non-marketable investments	34,402	7,675
Gain on extinguishment of debt	(34,645)	—
Provision for losses on accounts receivable	(3,685)	105
Inventory provisions	9,753	11,657
Other non-cash items, net	(2,928)	2,768
Changes in assets and liabilities:
Receivables	3,829	20,363
Inventories	(13,267)	2,965
Accounts payable	(25,737)	21,253
Deferred revenue	(3,261)	(9,543)
Accrued expenses and other current liabilities	(8,325)	(15,479)
Other	3,190	(13,711)

Net cash used in operating activities	(91,697)	(106,082)

Cash flows from investing activities:
Advances to Skyworks	(35,000)	—
Repayment of Term Notes and advances by Skyworks	170,000	—
Purchase of marketable securities	(36,508)	(191,292)
Sale of marketable securities	28,270	240,552
Capital expenditures	(10,730)	(10,522)
Proceeds from sales of assets	11,324	41,696
Investments in and advances to businesses	(1,500)	(6,733)

Net cash provided by investing activities	125,856	73,701

Cash flows from financing activities:
Proceeds from exercise of stock options	1,176	10,235
Repurchase of convertible subordinated notes	(44,539)	—

Net cash provided by (used in) financing activities	(43,363)	10,235

Net cash used in discontinued operations	—	(8,324)

Net decrease in cash and cash equivalents	(9,204)	(30,470)
Cash and cash equivalents at beginning of period	168,357	182,260

Cash and cash equivalents at end of period	$159,153	$151,790

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

On March 24, 2003, the Company announced its plan to proceed with the separation of the Mindspeed Technologies business from the Broadband Communications business by means of a distribution to Conexant shareholders of all outstanding shares of common stock of Mindspeed Technologies, Inc. (Mindspeed), a wholly owned subsidiary of Conexant that will become an independent, publicly traded company. Prior to the distribution, Conexant will transfer to Mindspeed assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which will be allocated to Mindspeed under the distribution agreement to be entered into between Conexant and Mindspeed. Also prior to the distribution, Conexant will contribute to Mindspeed cash in an amount such that at the time of the distribution Mindspeed’s cash balance will be $100 million and Mindspeed will enter into a senior secured revolving credit facility with Conexant, pursuant to which Mindspeed may borrow up to $50 million for working capital and general corporate purposes. At the time of the distribution, Mindspeed will issue to Conexant warrants to purchase shares of Mindspeed common stock representing approximately 20 percent of Mindspeed’s outstanding common stock on a fully diluted basis. The warrants will be exercisable for a period of ten years after the distribution at a price per share equal to the fair market value of Mindspeed’s common stock at the time of the distribution. Upon completion of the distribution, the Company will account for the Mindspeed Technologies business as a discontinued operation in its consolidated financial statements. The Company expects that the distribution will qualify as a tax-free reorganization within the meaning of section 368(a)(1)(D) of the Internal Revenue Code. The completion of the distribution is subject to the satisfaction of certain conditions.

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

The operating results of the discontinued wireless communications business and Mexicali Operations (through June 25, 2002) included in the accompanying consolidated condensed statements of operations were as follows (in thousands):

	Three months	Six months
	ended	ended
	March 31,	March 31,
	2002	2002

Net revenues	$92,285	$180,689

Loss before income taxes	$(18,160)	$(49,335)
Provision for income taxes	721	4,270

Loss from discontinued operations	$(18,881)	$(53,605)

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the special charges, write-downs of

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

non-marketable investments, gains on extinguishment of debt and the cumulative effect of the change in accounting for goodwill, necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Fiscal Periods – For presentation purposes, references made to the periods ended March 31, 2003 and 2002 relate to the actual fiscal 2003 second quarter ended March 28, 2003 and the actual fiscal 2002 second quarter ended March 29, 2002, respectively.

Supplemental Cash Flow Information – Cash paid for interest was $14.0 million and $14.3 million for the six months ended March 31, 2003 and 2002, respectively. Income taxes paid, net of refunds received, for the six months ended March 31, 2003 and 2002 were $0.9 million and $(6.5) million, respectively.

Change in Accounting Principle – The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” as of the beginning of fiscal 2003. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Upon adoption, the existing goodwill and intangible assets were evaluated against the new criteria, which resulted in certain intangible assets with a carrying value of $4.7 million being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized into results of operations, but instead be tested at least annually for impairment and written down when impaired. Upon adoption of SFAS 142, the Company ceased amortizing goodwill against its results of operations.

During the second quarter of fiscal 2003, the Company completed the transition impairment test of its goodwill (as of the beginning of fiscal 2003) required by SFAS 142. The Company determined that its reporting units (as defined in SFAS 142) are its Broadband Communications and Mindspeed Technologies segments. For purposes of the impairment test, the fair values of each of the reporting units were determined considering both an income approach and a market approach. Management determined that the recorded value of goodwill in the Mindspeed Technologies reporting unit exceeded its fair value (estimated to be zero) by $573.2 million. The Company recorded a $573.2 million charge—reflected in the accompanying statement of operations as the cumulative effect of a change in accounting principle—to write down the value of goodwill in the Mindspeed Technologies segment to its estimated fair value. The Company’s net loss for the three months ended December 31, 2002 has been restated to include the effect of the change in accounting for goodwill. The effect of the change was to increase net loss for the three months ended December 31, 2002 by $573.2 million ($2.15 per share) to $625.4 million ($2.35 per share).

The following table shows the Company’s net loss and net loss per share, adjusted for the effect of the change in accounting for goodwill (in thousands, except per share amounts):

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Loss before cumulative effect of accounting change	$(68,024)	$(200,702)	$(120,213)	$(405,192)
Amortization of goodwill	—	73,243	—	145,497
Amortization of assembled workforce previously classified as an intangible asset	—	502	—	1,005

Adjusted loss before cumulative effect of accounting change	(68,024)	(126,957)	(120,213)	(258,690)
Cumulative effect of change in accounting for goodwill	—	—	(573,184)	—

Adjusted net loss	$(68,024)	$(126,957)	$(693,397)	$(258,690)

Loss per share, basic and diluted:
Loss before cumulative effect of accounting change	$(0.26)	$(0.78)	$(0.45)	$(1.59)
Adjusted loss before cumulative effect of accounting change	$(0.26)	$(0.50)	$(0.45)	$(1.01)
Adjusted net loss	$(0.26)	$(0.50)	$(2.61)	$(1.01)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Recent Accounting Standards – SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company adopted SFAS 144 as of the beginning of fiscal 2003, with no significant impact on its financial position or results of operations.

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

In August 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company must apply SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002. If the Company initiates exit or disposal activities after that date, SFAS 146 will affect the timing of the recognition of the related costs. The adoption of SFAS 146 had no significant impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires increased financial statement disclosures by a guarantor about its obligations under certain guarantees it has issued. FIN 45 also requires that a guarantor recognize a liability for the fair value of certain guarantees made after December 31, 2002. The adoption of FIN 45 had no significant impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The Company must adopt FIN 46 in the fourth quarter of fiscal 2003 and does not expect such adoption to have a significant impact on its financial position or results of operations.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current period presentation.

2.     Supplemental Financial Statement Data

Short-term Investments

Short-term investments consist of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

March 31, 2003:
U.S. government agencies	$42,901	$293	$(51)	$43,143
Foreign government securities	6,137	74	—	6,211
Corporate debt securities	58,082	298	(106)	58,274
Skyworks 15% convertible senior subordinated notes	45,855	—	(2,134)	43,721
Equity securities	2,320	763	—	3,083

	$155,295	$1,428	$(2,291)	$154,432

September 30, 2002:
U.S. government agencies	$24,686	$257	$—	$24,943
Foreign government securities	8,446	102	—	8,548
Corporate debt securities	65,493	517	(35)	65,975

	$98,625	$876	$(35)	$99,466

The Company accounts for the Skyworks 15% convertible senior subordinated notes as available-for-sale securities carried at their fair value. Unrealized gains or losses resulting from changes in the fair value of the underlying debt are included in other comprehensive income. The right to convert the Skyworks 15% convertible senior

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

subordinated notes into shares of Skyworks common stock is, for financial accounting purposes, an embedded derivative instrument. Changes in the fair value of the Skyworks 15% convertible senior subordinated notes resulting from changes in the value of the conversion right are included in other income (expense), net each period.

Inventories

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2003	2002

Raw materials	$—	$363
Work-in-process	44,450	39,313
Finished goods	13,640	17,654

	$58,090	$57,330

Goodwill

During the first six months of fiscal 2003, goodwill by operating segment was adjusted as follows (in thousands):

	Broadband	Mindspeed
	Communications	Technologies	Total

Goodwill, September 30, 2002	$46,426	$568,900	$615,326
Assembled workforce reclassified to goodwill	397	4,284	4,681
Transition impairment loss	—	(573,184)	(573,184)
Other adjustments	236	—	236

Goodwill, March 31, 2003	$47,059	$—	$47,059

Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2003			September 30, 2002

	Gross	Accumulated		Gross	Accumulated
	Asset	Amortization	Net	Asset	Amortization	Net

Developed technology	$242,717	$(149,910)	$92,807	$288,996	$(152,107)	$136,889
Customer base	27,681	(17,032)	10,649	27,650	(14,218)	13,432
Assembled workforce	—	—	—	10,592	(5,911)	4,681
Other intangible assets	13,309	(10,890)	2,419	13,533	(10,659)	2,874

	$283,707	$(177,832)	$105,875	$340,771	$(182,895)	$157,876

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	2003	2004	2005	2006	2007

Amortization expense	$58,104	$50,977	$19,577	$1,179	$1,179

Convertible Subordinated Notes

During the first six months of fiscal 2003, the Company purchased $80.2 million principal amount of its 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in a gain of $34.6 million.

Common Stock

In February 2003, the Company’s shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to change the par value of its common stock from $1.00 per share to $0.01 per share.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Other Expense

Other expense, net consists of the following (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Investment and interest income	$3,921	$2,764	$9,595	$6,182
Change in fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes	(5,785)	—	(1,756)	—
Interest expense	(7,586)	(7,907)	(15,182)	(15,814)
Write-down of non-marketable investments	(34,402)	(2,000)	(34,402)	(7,675)
Other	(1,002)	334	259	1,329

	$(44,854)	$(6,809)	$(41,486)	$(15,978)

During the first six months of fiscal 2003, the Company recorded charges of $34.4 million to write down the carrying value of certain non-marketable investments. During the first six months of fiscal 2002, the Company recorded charges of $7.7 million to write down the carrying values of certain non-marketable investments. The investments consist of equity interests in early stage technology companies which the Company accounts for under the cost method. The write-downs, reflecting declines in the fair values of these investments which management determined were other than temporary, reduced the carrying values of the investments to their estimated fair values. The estimated fair values were determined by management based upon financial and other information available at the time of the write-downs, including current and projected business prospects for the subject companies.

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, the Company generally recognizes no compensation expense with respect to stock option awards. Had compensation cost for stock option awards been determined based on the fair value of each award at its grant date, consistent with the provisions of SFAS 123, the Company’s pro forma loss from continuing operations and pro forma loss from continuing operations per share would have been as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Pro forma loss from continuing operations	$(88,211)	$(224,325)	$(158,370)	$(436,595)

Pro forma loss from continuing operations per share	$(0.33)	$(0.88)	$(0.60)	$(1.71)

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

Skyworks may redeem the 15% convertible senior subordinated notes at any time after May 12, 2004, subject to a redemption premium of 3% of the outstanding principal amount. The Company may, at its option, convert the outstanding principal amount of the 15% convertible senior subordinated notes into shares of Skyworks common stock based upon the conversion price (initially $7.87 per share, subject to adjustment under certain circumstances). At maturity, Skyworks must pay the outstanding principal amount by delivery of a number of shares of its common

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

stock based upon the conversion price. Skyworks has granted the Company certain registration rights relating to the 15% convertible senior subordinated notes and the shares of Skyworks common stock underlying the 15% convertible senior subordinated notes.

As of March 31, 2003, the 15% convertible senior subordinated notes are carried at their fair value of $43.7 million (including the $0.3 million fair value of the related conversion right) and are included in short-term investments in the accompanying consolidated balance sheet because the Company has the ability and intent to liquidate the 15% convertible senior subordinated notes or shares underlying the notes as needed to meet its liquidity requirements.

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

5.     Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net loss	$(68,024)	$(200,702)	$(693,397)	$(405,192)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,412)	(6,001)	723	(8,450)
Change in unrealized gains on available-for-sale securities	(1,445)	(1,731)	603	(2,866)
Change in unrealized gains on forward exchange contracts	—	153	—	43
Minimum pension liability adjustments	33	—	1,595	—
Effect of income taxes	—	754	—	1,251

Other comprehensive income (loss)	(2,824)	(6,825)	2,921	(10,022)

Comprehensive loss	$(70,848)	$(207,527)	$(690,476)	$(415,214)

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31,	September 30,
	2003	2002

Foreign currency translation adjustments	$(22,224)	$(22,947)
Unrealized gains on available-for-sale securities, net of tax	1,122	519
Minimum pension liability adjustments	(4,054)	(5,649)

Accumulated other comprehensive loss	$(25,156)	$(28,077)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

6.     Special Charges

Special charges consist of the following (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Asset impairments	$20,760	$17,586	$23,146	$17,586
Restructuring	3,971	3,588	9,516	4,588
Separation costs	1,115	145	1,115	145
Other special charges	(9,039)	—	(6,365)	—

	$16,807	$21,319	$27,412	$22,319

Asset Impairments

During the second quarter of fiscal 2003, the Company recorded an impairment charge of $19.1 million in the Mindspeed Technologies segment to write down the carrying value of identified intangible assets (principally developed technology) related to the HotRail, Inc. subsidiary. In January 2003, the Company decided to close the HotRail design center and to curtail investment in selected associated products. Management evaluated the recoverability of the assets of the HotRail business to determine whether their value was impaired, based upon the future cash flows expected to be generated by the affected products over the remainder of their life cycles (estimated to be approximately five years). The estimated sales volumes, pricing, gross margin and operating expenses were consistent with historical trends and other available information. Since the estimated undiscounted cash flows were less than the carrying value (approximately $27.4 million) of the related assets, management determined that the value of such assets was impaired. The Company recorded an impairment charge of $19.1 million, which was determined by comparing the estimated fair value of the assets to their carrying value. The fair value of the assets was determined by computing the present value of the expected future cash flows using a discount rate of 18%, which management believes is commensurate with the underlying risks associated with the projected cash flows. Management believes the assumptions used in the discounted cash flow model represent a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets.

Also during the first six months of fiscal 2003, the Company recorded impairment charges of $4.0 million, principally in the Broadband Communications segment, related to leasehold improvements associated with properties no longer occupied by the Company and other assets that management determined to abandon or scrap.

During the first six months of fiscal 2002, the Company recorded an impairment charge of $13.0 million in the Broadband Communications segment to write down the carrying value (approximately $22 million) of the goodwill related to its digital imaging business. The impairment charge resulted from the Company’s decision to exit the digital imaging business. Management evaluated the recoverability of the digital imaging business assets to determine if their value was impaired. The amount of the impairment charge was determined by comparing the assets’ estimated fair values, less costs to sell, to their carrying values. The estimated fair values were determined by management based upon all available information on the proceeds expected to result from the disposition of the assets. Management believes the assumptions used in estimating the fair values were reasonable and the estimated fair values approximated the amounts that would be realized upon the ultimate disposition of the related assets. The write-down established a new cost basis for the impaired assets. The Company completed the planned divestiture of its digital imaging business in July 2002.

Also during the first six months of fiscal 2002, the Company recorded asset impairment charges of $4.6 million in the Mindspeed Technologies segment primarily related to a prepaid license for technology that management determined would not be used in the future.

Restructuring Charges

Commencing in fiscal 2001 and continuing into fiscal 2003, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, temporary shutdowns of the Company’s manufacturing facilities, significant reductions in capital spending, the closure or consolidation of certain facilities and salary reductions for the senior management team until the

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Company returns to profitability. The costs and expenses associated with the restructuring activities are included in special charges in the accompanying consolidated statements of operations.

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

Activity and liability balances related to the 2001 global restructuring actions through March 31, 2003 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$6,776	$5,584	$12,360
Cash payments	(4,155)	(223)	(4,378)

Restructuring balance, September 30, 2001	2,621	5,361	7,982
Charged to costs and expenses	2,616	172	2,788
Expense reversal	—	(1,646)	(1,646)
Cash payments	(3,432)	(2,307)	(5,739)

Restructuring balance, September 30, 2002	1,805	1,580	3,385
Expense reversal	(61)	—	(61)
Cash payments	(567)	(958)	(1,525)

Restructuring balance, March 31, 2003	$1,177	$622	$1,799

Strategic Manufacturing Restructuring Plan – During the third quarter of fiscal 2001, the Company realigned its manufacturing and procurement strategy to accelerate its transition to a fabless CMOS business model. As part of the manufacturing realignment, the Company reduced its workforce by an additional 410 employees and recorded charges aggregating $7.8 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. These actions were completed in the fourth quarter of fiscal 2001 and reduced the Company’s workforce in both the Broadband Communications and Mindspeed Technologies segments, including approximately 220 employees in the Company’s manufacturing operations. During the first six months of fiscal 2003, the Company reversed $0.1 million of previously accrued costs upon the resolution of liabilities for severance benefits payable under the plan.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Activity and liability balances related to the strategic manufacturing restructuring actions through March 31, 2003 are as follows (in thousands):

Workforce
reductions

Charged to costs and expenses	$7,756
Cash payments	(5,006)

Restructuring balance, September 30, 2001	2,750
Cash payments	(2,604)

Restructuring balance, September 30, 2002	146
Expense reversal	(146)

Restructuring balance, March 31, 2003	$—

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

Activity and liability balances related to the 2002 corporate and manufacturing restructuring actions through March 31, 2003 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$4,534	$12,690	$17,224
Cash payments	(3,179)	(468)	(3,647)
Non-cash charges	(609)	—	(609)

Restructuring balance, September 30, 2002	746	12,222	12,968
Charged to costs and expenses	1,904	(54)	1,850
Cash payments	(2,340)	(1,219)	(3,559)

Restructuring balance, March 31, 2003	$310	$10,949	$11,259

Mindspeed Strategic Restructuring Plan – During fiscal 2002, the Company’s Mindspeed Technologies segment announced a number of expense reduction and restructuring initiatives intended to reduce Mindspeed’s operating cost structure and focus its research and development spending on products for the Internet infrastructure market segments it believes offer the most attractive near-term growth prospects. These actions included the elimination of research and development spending in high-end optical networking applications, the closure of Novanet, the divestiture of NetPlane Systems, Inc. (NetPlane) and a reduction of support services spending and reduced Mindspeed’s workforce by over 400 employees. During fiscal 2002, the Company terminated approximately 280 employees and recorded charges aggregating $7.1 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. These actions reduced the Company’s workforce throughout the Mindspeed Technologies segment. In addition, the Company recorded restructuring charges of $16.1 million for costs associated with the consolidation of certain facilities and lease cancellation and related costs.

During the first quarter of fiscal 2003, the Company implemented an additional workforce reduction affecting approximately 80 employees in the Mindspeed Technologies segment and closed its design center in Bristol, United

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Kingdom. The Company recorded additional charges of $3.2 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and $2.6 million for commitments under facilities leases and license obligations that management determined would not be used in the future. During the first six months of fiscal 2003, the Company substantially completed these workforce reductions and the Company completed the divestiture of NetPlane in January 2003. Activity and liability balances related to the Mindspeed strategic restructuring actions through March 31, 2003 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$7,061	$16,109	$23,170
Cash payments	(2,419)	(1,211)	(3,630)
Non-cash charges	(552)	(354)	(906)

Restructuring balance, September 30, 2002	4,090	14,544	18,634
Charged to costs and expenses	3,199	2,567	5,766
Cash payments	(5,619)	(4,217)	(9,836)

Restructuring balance, March 31, 2003	$1,670	$12,894	$14,564

Mindspeed 2003 Restructuring Plan – In connection with the Company’s announcement of its plan to proceed with the separation of the Mindspeed Technologies and Broadband Communications businesses, the Company announced a number of expense reduction and restructuring initiatives intended to improve the Mindspeed Technologies segment’s operating cost structure. The actions include the closure of the HotRail design center in San Jose, California and a further workforce reduction of approximately 150 employees. Restructuring charges for the six months ended March 31, 2003 include $0.5 million of severance benefits paid to the affected employees. Additional costs for severance benefits totaling approximately $3.7 million, principally expected to be paid during fiscal 2003, will be included in restructuring charges when incurred. In addition, the Company recorded restructuring charges of $1.5 million for costs associated with the consolidation of certain facilities and lease cancellation and related costs.

Activity and liability balances related to the Mindspeed 2003 restructuring plan through March 31, 2003 are as follows (in thousands):

Facility
and other

Charged to costs and expenses	$1,548
Cash payments	(22)

Restructuring balance, March 31, 2003	$1,526

Through March 31, 2003, the Company has paid an aggregate of $39.9 million in connection with its fiscal 2001, 2002 and 2003 restructuring plans and has a remaining accrued restructuring balance aggregating $29.1 million. The Company expects to pay a majority of the amounts accrued for the workforce reductions during fiscal 2003 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which principally expire through fiscal 2005. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.

Separation Costs

Separation costs for the first six months of fiscal 2003 consist of costs related to the planned separation of the Mindspeed Technologies business from the Broadband Communications business.

Other Special Charges

Other special charges for the first six months of fiscal 2003 principally consist of a $9.0 million gain on the sale of the assets of NetPlane, partially offset by a $2.7 million loss on the sale of certain semiconductor test equipment.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

7.     Sales of Assets

In January 2003, the Company sold net assets of the NetPlane business for net proceeds of $9.2 million and recognized a gain of $9.0 million. In December 2002, the Company sold certain semiconductor test equipment for net proceeds of $1.0 million and recognized a loss of $2.7 million.

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

8.     Segment Information

The Company operates and tracks its results in two segments—Broadband Communications and Mindspeed Technologies. The Broadband Communications segment designs, develops and sells semiconductor system solutions that connect personal communications access products, such as set-top boxes, residential gateways, personal computers (PCs) and game consoles to voice, video and data services over broadband connections, including asynchronous digital subscriber line, cable and direct broadcast satellite. The Broadband Communications segment also includes the Company’s foundation analog dial-up access portfolio, including PC data and fax modems, and its broadcast video encoder and decoder product family. Mindspeed Technologies designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks.

The accounting policies of the segments are the same as those described in Note 1. The Company evaluates segment performance based on segment operating income (loss) excluding amortization of intangible assets, special charges, in-process research and development and stock compensation costs. Special charges excluded from segment operating expenses and segment operating income (loss) consist of asset impairments, restructuring charges, separation costs, gains and losses on the disposal of certain assets and certain costs associated with the sale of NetPlane. This definition of segment operating income (loss) may be different than definitions used by other companies.

The tables below present information about reportable segments (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Broadband Communications:
Revenues	$140,123	$129,728	$284,324	$256,665
Cost of goods sold	78,107	82,473	159,569	168,837

Gross margin	62,016	47,255	124,755	87,828
Research and development	38,810	37,825	78,579	73,976
Selling, general and administrative	22,850	25,586	45,284	48,963

Segment operating expenses	61,660	63,411	123,863	122,939

Segment operating income (loss)	$356	$(16,156)	$892	$(35,111)

Mindspeed Technologies:
Revenues	$18,311	$19,018	$38,566	$33,196
Cost of goods sold	5,659	7,746	11,796	14,656

Gross margin	12,652	11,272	26,770	18,540
Research and development	26,457	45,002	57,608	86,749
Selling, general and administrative	12,853	16,874	24,938	38,023

Segment operating expenses	39,310	61,876	82,546	124,772

Segment operating loss	$(26,658)	$(50,604)	$(55,776)	$(106,232)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation of segment operating loss to operating loss is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Total segment operating loss	$(26,302)	$(66,760)	$(54,884)	$(141,343)
Amortization of intangible assets	13,121	85,940	28,120	171,462
Special charges	17,958	21,319	28,563	22,319
Stock compensation	(87)	590	848	2,631

Operating loss	$(57,294)	$(174,609)	$(112,415)	$(337,755)

Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Americas	$24,964	$32,169	$56,502	$57,545
Asia-Pacific	119,413	89,291	237,600	188,653
Europe, Middle East and Africa	14,057	27,286	28,788	43,663

	$158,434	$148,746	$322,890	$289,861

The Company believes a substantial portion of the products sold to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For the six months ended March 31, 2003, one customer (a foreign distributor) accounted for 11% of net revenues. No other customer accounted for 10% or more of the Company’s net revenues for the six months ended March 31, 2003 or 2002.

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

Mindspeed Technologies designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Mindspeed Technologies’ products, ranging from physical layer transceivers and framers to higher layer network processors, are classified into three focused product families: multiservice access products, T/E carrier products and asynchronous transfer mode (ATM)/multiprotocol label switching (MPLS) network processing solutions. These product families are complemented by a portfolio of optical transmission devices and switching solutions which support mainstream synchronous optical networking (SONET)/synchronous digital hierarchy (SDH) and packet-over-SONET applications. Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including voice and media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers and digital loop carrier equipment, that support the aggregation, transmission and switching of high-speed voice and data traffic within different segments of the communications network.

We market and sell our semiconductor products and system solutions directly to leading OEMs of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors accounted for approximately 45% of net revenues in the first six months of fiscal 2003. One customer (a foreign distributor) accounted for 11% of our net revenues in the first six months of fiscal 2003; no other customer accounted for 10% or more of our net revenues for the period. Our top 20 customers accounted for 69% of net revenues for the first six months of fiscal 2003. Revenues derived from customers located in the Americas, Europe and the Asia-Pacific region were 17%, 9% and 74%, respectively, of our net revenues for the first six months of fiscal 2003. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Separation of Broadband Communications and Mindspeed Technologies Businesses

On March 24, 2003, we announced our plan to proceed with the separation of the Mindspeed Technologies business from the Broadband Communications business by means of the distribution to Conexant shareholders of all outstanding shares of common stock of Mindspeed Technologies, Inc. (Mindspeed), a wholly owned subsidiary that will become an independent, publicly traded company. Prior to the distribution, Conexant will transfer to Mindspeed assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which will be allocated to Mindspeed under the distribution agreement to be entered into between Conexant and Mindspeed. Also prior to the distribution, Conexant will contribute to Mindspeed cash in an amount such that at the time of the distribution Mindspeed’s cash balance will be $100 million and Mindspeed will enter into a senior secured revolving credit facility with Conexant, pursuant to which Mindspeed may borrow up to $50 million for working capital and general corporate purposes. At the time of the distribution, Mindspeed will issue to Conexant warrants to purchase shares of Mindspeed common stock representing approximately 20 percent of Mindspeed’s outstanding common stock on a fully diluted basis. The warrants will be exercisable for a period of ten years after the distribution at a price per share equal to the fair market value of Mindspeed’s common stock at the time of the distribution. Upon completion of the distribution, we will account for the Mindspeed Technologies business as a discontinued operation in our consolidated financial statements. We expect that the distribution will qualify as a tax-free reorganization within the meaning of section 368(a)(1)(D) of the Internal Revenue Code. The completion of the distribution is subject to the satisfaction of certain conditions. We cannot assure you that we will successfully complete the separation.

Spin-off and Merger of Wireless Communications Business

On June 25, 2002, we completed the distribution to Conexant shareholders (the Spin-off Transaction) of outstanding shares of our wholly owned subsidiary Washington Sub, Inc. (Washington), to which we contributed our wireless communications business, other than certain assets and liabilities which we retained. Immediately thereafter, Washington merged with and into Alpha Industries, Inc. (Alpha), with Alpha the surviving corporation (the Merger). As a result of the Spin-off Transaction and the Merger, Conexant shareholders received 0.351 of a share of Alpha common stock for each Conexant share held and continued to hold their Conexant shares. Upon completion of the Merger, Alpha and its subsidiaries purchased our semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico and our package design team that supports the Mexicali facility. Effective June 26, 2002, Alpha changed its name to Skyworks Solutions, Inc. (Skyworks).

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

The following table summarizes our net revenues by business segment:

	Three months ended
				Change from	Change from
	March 31,	Dec. 31,	March 31,	Dec. 2002	March 2002
(in millions)	2003	2002	2002	Quarter	Quarter

Net revenues:
Broadband Communications	$140.1	$144.2	$129.7	(3)%	8%
Mindspeed Technologies	18.3	20.3	19.0	(10)%	(4)%

	$158.4	$164.5	$148.7	(4)%	7%

As a percentage of net revenues:
Broadband Communications	88%	88%	87%
Mindspeed Technologies	12%	12%	13%

	100%	100%	100%

	Six months ended March 31,

	2003	2002	Change

Net revenues:
Broadband Communications	$284.3	$256.7	11%
Mindspeed Technologies	38.6	33.2	16%

	$322.9	$289.9	11%

As a percentage of net revenues:
Broadband Communications	88%	89%
Mindspeed Technologies	12%	11%

	100%	100%

Broadband Communications

Our Broadband Communications product revenues for the first six months of fiscal 2003 increased 11% over the comparable period of fiscal 2002. The increase principally reflects increased shipments of our home network processing solutions, our satellite set-top box components and our client-side ADSL modem product line. In particular, our home network processors benefited from increased production of home routers and wireless access points among leading OEMs of consumer network products. In addition, we experienced steady demand for our dial-up modem portfolio, with volume increases more than offsetting a decline in average selling prices for those products. These increases were partially offset by lower sales of our media processing products, including our broadcast video encoder/decoder solutions and the impact of the divestiture of our digital imaging business in the second quarter of fiscal 2002.

Broadband Communications revenues for the second quarter of fiscal 2003 decreased 3% compared to the immediately preceding quarter, reflecting seasonality in demand for our consumer broadcast video solutions and satellite set-top box components and lower sales volume in our home network processing solutions, partially offset by increased shipments of our client-side ADSL modem product line and dial-up modems for PC and gaming console applications.

Mindspeed Technologies

Mindspeed Technologies net revenues continue to be impacted by the sharply lower demand for network infrastructure equipment which has affected us, our customers and our competitors since the second quarter of fiscal 2001. This downturn in demand led to sharply lower sales volume, as compared to fiscal 2000 levels, across the majority of our product families. The effect was most pronounced in the first quarter of fiscal 2002, when Mindspeed Technologies quarterly revenues decreased to $14.2 million—their lowest level in several years—as many of our customers dramatically reduced purchases as they sought to consume their higher than normal levels of component inventories.

Since that time, our Mindspeed Technologies segment has experienced some renewed demand in its addressed markets. Mindspeed Technologies revenues of $38.6 million for the first six months of fiscal 2003 reflect modestly higher sales volumes in our T/E carrier products and our switching solutions and, to a lesser extent, our ATM/MPLS network processors, as compared to the first six months of fiscal 2002. Revenue increases from these products were partially offset by the impact of the sale of NetPlane in January 2003.

Mindspeed Technologies fiscal 2003 second quarter revenues decreased approximately $2.0 million compared to the immediately preceding quarter, including a decrease of approximately $1.0 million resulting from the sale of

NetPlane in January 2003. The decrease also reflects lower sales of our multiservice access products due to continued high inventory levels at key OEM customers and lower sales of our symmetric DSL transceivers. These decreases were partially offset by higher sales volumes in our T/E carrier products and our switching solutions.

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

Gross Margin

	Three months ended
				Change from	Change from
	March 31,	Dec. 31,	March 31,	Dec. 2002	March 2002
(in millions)	2003	2002	2002	Quarter	Quarter

Gross margin	$74.7	$76.9	$58.5	(3)%	28%
Percent of net revenues	47%	47%	39%

	Six months ended March 31,

	2003	2002	Change

Gross margin	$151.5	$106.4	42%
Percent of net revenues	47%	37%

Gross margin represents revenues less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer fabrication and assembly and test services. Our cost of goods sold consists predominantly of purchased finished wafers, assembly and test services, royalty and other intellectual property costs, and labor and overhead associated with product procurement. Prior to the divestiture of our former manufacturing operations in the second quarter of fiscal 2002, purchased materials, labor and overhead (including depreciation) associated with product manufacturing and sustaining engineering expenses made up a majority of our cost of goods sold. Our gross margins for the first six months of fiscal 2003 compared with the similar period of fiscal 2002 reflect the elimination of the burden of our underutilized former manufacturing operations and the favorable impact of our cost reduction actions. Gross margins for the first six months of fiscal 2003 also benefited from improved product mix and the redeployment of our product and test engineering teams—previously assigned to our former manufacturing operations—to product development efforts, with the associated costs classified as research and development expenses.

Our gross margin for the first six months of fiscal 2003 and 2002 also benefited from the sale of inventories with an original cost of $13.5 million and $23.8 million, respectively, that we had written down to a zero cost basis during fiscal year 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. Had we not previously written down the cost basis of these goods, our cost of goods sold would include the original cost of such goods, and our gross margin for the first six months of fiscal 2003 would have been $138.0 million (43% of our net revenues) compared to $82.6 million (28% of our net revenues) for the first six months of fiscal 2002.

Our gross margins for the second quarter of fiscal 2003 remained at 47% of net revenues, the same level as the immediately preceding quarter. Gross margin for the second quarter of fiscal 2003 reflects improved product mix, offset by the impact of fewer sales of inventories previously written down to a zero cost basis (in fiscal 2001). The favorable impact of these sales on our gross margin, based upon the original cost of the goods we were able to sell, was $4.8 million in the second quarter of fiscal 2003 compared to $8.7 million in the fiscal 2003 first quarter.

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

We recorded an aggregate of $188.8 million of inventory write-downs in fiscal 2001. From the time of these write-downs and through March 31, 2003, we scrapped a portion of these inventories having an original cost of $69.7 million and sold a portion of these inventories with an original cost of $70.5 million. The sales resulted from increased demand beginning in the fourth quarter of fiscal 2001 which was not anticipated at the time of the write-downs. As of March 31, 2003, in our Mindspeed Technologies segment we continued to hold inventories with an original cost of $48.6 million which were previously written down to a zero cost basis; all such inventories in our Broadband Communications segment have been scrapped or sold. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

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

Research and Development

	Three months ended March 31,			Six months ended March 31,

(in millions)	2003	Change	2002	2003	Change	2002

Research and development	$64.9	(22)%	$83.3	$136.4	(16)%	$162.7
Percent of net revenues	41%		56%	42%		56%

Our research and development (R&D) expenses consist principally of direct personnel costs, photomask and other costs for pre-production evaluation and testing of new devices and design and test tool costs. Our R&D expenses also include the costs for advanced semiconductor process development, design automation and advanced package development for the benefit of each of our businesses. The decrease in R&D expenses for the first six months of fiscal 2003 compared to the similar period of fiscal 2002 primarily reflects lower headcount and personnel-related costs, principally in our Mindspeed Technologies segment, resulting from our fiscal 2002 expense reduction and restructuring actions and from the contribution of the majority of our advanced process development efforts to Jazz in connection with the formation of Jazz in the second quarter of fiscal 2002. These decreases were partially offset by higher costs of acquired technology and the inclusion in research and development expenses for the fiscal 2003 period of costs associated with our product and test engineering teams.

Selling, General and Administrative

	Three months ended March 31,			Six months ended March 31,

(in millions)	2003	Change	2002	2003	Change	2002

Selling, general and administrative	$37.1	(13)%	$42.6	$72.0	(18)%	$87.7
Percent of net revenues	23%		29%	22%		30%

Our selling, general and administrative (SG&A) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, real estate, information systems, customer service, sales, marketing, field application engineering and other services. The decrease in SG&A expenses for the first six months of fiscal 2003 compared to the similar period of fiscal 2002 primarily reflects lower headcount and personnel-related costs, principally in our Mindspeed Technologies segment, resulting from our fiscal 2002 expense reduction and restructuring actions.

Amortization of Intangible Assets

	Three months ended March 31,			Six months ended March 31,

(in millions)	2003	Change	2002	2003	Change	2002

Amortization of intangible assets	$13.1	(85)%	$85.9	$28.1	(84)%	$171.5
Percent of net revenues	8%		58%	9%		59%

The lower amortization expenses in the first six months of fiscal 2003 primarily resulted from the adoption of SFAS 141 and SFAS 142 as of the beginning of fiscal 2003. SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Upon adoption, we evaluated our existing goodwill and intangible assets against the new criteria, which resulted in certain intangible assets with a carrying value of $4.7 million being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that we no longer amortize goodwill into our results of operations. Instead, goodwill must be tested at least annually for impairment and written down when impaired. We expect that amortization of intangible assets will be approximately $58 million for fiscal 2003.

During the second quarter of fiscal 2003, we completed the transition impairment test of our goodwill (as of the beginning of fiscal 2003) required by SFAS 142. Our reporting units (as defined in SFAS 142) are our Broadband Communications and Mindspeed Technologies segments. For purposes of the impairment test, we determined the fair values of each of the reporting units considering both an income approach and a market approach. We determined that the recorded value of goodwill in the Mindspeed Technologies reporting unit exceeded its fair value (estimated to be zero) by $573.2 million. We recorded a $573.2 million charge—reflected in the accompanying statement of operations as the cumulative effect of a change in accounting principle—to write down the value of goodwill in the Mindspeed Technologies segment to its estimated fair value. See Note 1 of Notes to Consolidated Condensed Financial Statements. In addition, future periodic impairment tests may result in significant write-downs of the value of goodwill.

Special Charges

Special charges consist of the following:

	Three months ended March 31,			Six months ended March 31,

(in millions)	2003	Change	2002	2003	Change	2002

Asset impairments	$20.7	nm	$17.6	$23.2	nm	$17.6
Restructuring charges	4.0	nm	3.6	9.5	nm	4.6
Separation costs	1.1	nm	0.1	1.1	nm	0.1
Other special charges	(9.0)	nm	—	(6.4)	nm	—

	$16.8	nm	$21.3	$27.4	nm	$22.3

Asset Impairments

For a discussion of our asset impairment charges, see Note 6 of Notes to Consolidated Condensed Financial Statements.

Restructuring Charges

Commencing in fiscal 2001, and continuing into fiscal 2003, we implemented a number of cost reduction initiatives to improve our operating cost structure. For a discussion of our cost reduction initiatives and activity under our restructuring plans, see Note 6 of Notes to Consolidated Condensed Financial Statements.

On March 24, 2003 we announced a further restructuring plan in our Mindspeed Technologies segment. The cost reduction actions under the plan include the closure of the HotRail design center in San Jose, California and certain other Mindspeed facilities and a further workforce reduction of approximately 150 employees. We expect to complete these actions by the end of the calendar year and anticipate that these actions will reduce Mindspeed’s operating cost by approximately $30 million on an annualized basis from the fiscal 2003 first quarter’s level.

Through March 31, 2003, we have paid an aggregate of $39.9 million in connection with our fiscal 2001, 2002 and 2003 restructuring plans and we have a remaining accrued restructuring balance aggregating $29.1 million. We expect to pay a majority of the amounts accrued for the workforce reductions during fiscal 2003 and we expect to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which principally expire through fiscal 2005. In addition, costs for severance benefits under the recently announced Mindspeed 2003 restructuring plan totaling approximately $3.7 million, which we expect to pay principally during fiscal 2003, will be included in restructuring charges when incurred. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact our liquidity.

Separation Costs

Separation costs for the first six months of fiscal 2003 consist of costs related to the planned separation of the Mindspeed Technologies businesses from the Broadband Communications business.

Other Special Charges

Other special charges for the first six months of fiscal 2003 principally consist of a $9.0 million gain on the sale of the assets of NetPlane, partially offset by a $2.7 million loss on the sale of certain semiconductor test equipment.

Gain on Debt Extinguishment

During the first six months of fiscal 2003, we purchased $80.2 million principal amount of our 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in a gain of $34.6 million.

Other Expense, Net

	Three months ended March 31,			Six months ended March 31,

(in millions)	2003	Change	2002	2003	Change	2002

Other income (expense), net	$(44.9)	559%	$(6.8)	$(41.5)	160%	$(16.0)
Percent of net revenues	(28)%		(5)%	(13)%		(6)%

Other expense, net for the first six months of fiscal 2003 is comprised primarily of $34.4 million of write-downs of certain non-marketable investments. Other expense, net also includes interest expense on our convertible subordinated notes and a $1.8 million decrease in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes. Such amounts were partially offset by interest income on invested cash balances and the Skyworks 15% convertible senior subordinated notes. We adjust the carrying value of the 15% convertible senior subordinated notes to estimated fair value each period, with changes in the fair value of the conversion right included in other income (expense).

Other expense, net for the first six months of fiscal 2002 is comprised primarily of a $7.7 million write-down of certain non-marketable investments and interest expense on our convertible subordinated notes, partially offset by interest income on invested cash balances and gains on sales of assets.

The investment write-downs reflect declines in the fair values of these investments which we determined were other than temporary and reduced the carrying values of the investments to their estimated fair values. The investments consist of equity interests in early stage technology companies which we account for under the cost method. We determined the estimated fair values based upon financial and other information available at the time of the write-downs, including current and projected business prospects for the subject companies.

As a result of the restructuring of the financing agreements with Skyworks, we expect that our interest income will continue to be significantly lower than the fiscal 2003 first quarter’s level. Additionally, changes in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes may significantly affect our results of operations (either favorably or unfavorably) based upon fluctuations in the market price of Skyworks common stock.

Provision (Benefit) for Income Taxes

As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the additional income tax benefits (principally net operating losses we can carry forward to future years) which arose during fiscal 2002 and the first six months of fiscal 2003 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect foreign income taxes to be insignificant. Consequently, we expect our effective income tax rate will be approximately 0% for fiscal 2003. Our provision for income taxes for the first six months of fiscal 2003 and 2002 consisted of income taxes incurred by certain of our foreign subsidiaries, offset by refunds received.

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

Segment Operating Performance

Our segment operating income (loss) excludes amortization of intangible assets, special charges, in-process research and development and stock compensation costs. Special charges excluded from segment operating income (loss) consist of asset impairments, restructuring charges, separation costs, gains and losses on the disposal of certain assets and certain costs associated with the disposal of NetPlane. Our definition of segment operating income (loss) may be different than definitions used by other companies.

The following table presents our segment operating income (loss) and consolidated operating loss:

	Three months ended			Six months ended

	March 31,	Dec. 31,	March 31,	March 31,	March 31,
	2003	2002	2002	2003	2002

Broadband Communications:
Revenues	$140.1	$144.2	$129.7	$284.3	$256.7
Cost of goods sold	78.1	81.5	82.5	159.5	168.9

Gross margin	62.0	62.7	47.2	124.8	87.8
Gross margin %	44%	44%	36%	44%	34%
Research and development	38.8	39.8	37.8	78.6	74.0
Selling, general and administrative	22.8	22.4	25.6	45.3	48.9

Segment operating expenses	61.6	62.2	63.4	123.9	122.9

Segment operating income (loss)	$0.4	$0.5	$(16.2)	$0.9	$(35.1)

Mindspeed Technologies:
Revenues	$18.3	$20.2	$19.0	$38.5	$33.2
Cost of goods sold	5.7	6.1	7.7	11.8	14.6

Gross margin	12.6	14.1	11.3	26.7	18.6
Gross margin %	69%	70%	59%	69%	56%
Research and development	26.4	31.1	45.0	57.6	86.8
Selling, general and administrative	12.9	12.1	16.9	24.9	38.0

Segment operating expenses	39.3	43.2	61.9	82.5	124.8

Segment operating loss	$(26.7)	$(29.1)	$(50.6)	$(55.8)	$(106.2)

Total segment operating loss	$(26.3)	$(28.6)	$(66.8)	$(54.9)	$(141.3)
Amortization of intangible assets	13.1	15.0	85.9	28.1	171.5
Special charges	18.0	10.6	21.3	28.6	22.3
Stock compensation	(0.1)	0.9	0.6	0.8	2.7

Operating loss	$(57.3)	$(55.1)	$(174.6)	$(112.4)	$(337.8)

Broadband Communications

For the first six months of fiscal 2003, our Broadband Communications segment returned to operating profitability with segment operating income of $0.9 million compared to a segment operating loss of $35.1 million for the similar fiscal 2002 period. The improved operating performance reflects the 11% increase in Broadband Communications net revenues over the fiscal 2002 period. Our segment operating income for the first six months of fiscal 2003 also benefited from the elimination of the negative impact on our cost of goods sold of our underutilized former manufacturing operations (which we contributed to Jazz in the second quarter of fiscal 2002). In addition, the Broadband Communications segment’s operating performance for the first six months of fiscal 2003 and 2002 benefited from the sale of inventories with an original cost of $10.9 million and $22.1 million, respectively, that we had written down to a zero cost basis during fiscal year 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time we recorded the inventory write-down in fiscal 2001.

Broadband Communications’ segment operating profit for the fiscal 2003 second quarter was comparable to the immediately preceding quarter, with lower operating expenses offsetting the 3% decrease in quarterly revenues.

Mindspeed Technologies

The improvement in Mindspeed Technologies’ segment operating loss for the first six months of fiscal 2003 compared to the similar fiscal 2002 period principally reflects the positive impact of our cost reduction initiatives. The lower segment operating loss also reflects the gross margin impact of a $5.4 million (16%) increase in net revenues we experienced for the first six months of fiscal 2003 compared to the similar fiscal 2002 period.

Mindspeed Technologies’ quarterly revenues remain substantially lower than fiscal 2000 levels and we believe that demand for Mindspeed Technologies’ products, which are incorporated into telecommunications and data communications infrastructure equipment, is recovering more slowly than demand for products offered by our Broadband Communications business. During fiscal 2002, we began to experience some renewed demand in the end markets for certain of our Mindspeed Technologies products, including our T/E physical layer products, crosspoint switches and ATM/MPLS network processors. Moreover, we have announced additional expense reduction and restructuring initiatives to further improve our operating cost structure, and we expect to realize their full effects beginning in the fiscal 2004 second quarter. We anticipate that these actions, when complete, will reduce Mindspeed’s operating costs by approximately $30 million on an annualized basis from the fiscal 2003 first quarter’s level.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $9.2 million during the first six months of fiscal 2003. Cash used in operating activities was $91.7 million for the first six months of fiscal 2003, compared to cash used in operating activities of $106.1 million for the comparable period in fiscal 2002. Operating cash flows for the fiscal 2003 period reflect our loss from continuing operations of $120.2 million, offset by non-cash charges (depreciation and amortization and other) of $72.1 million, and a net increase in the non-cash components of working capital of $43.6 million. The working capital increases principally consist of a $13.3 million increase in inventories and a $25.7 million decrease in accounts payable. Before the effect of the working capital changes, cash used in operating activities was $48.1 million for the first six months of fiscal 2003, compared to $111.9 million for the comparable period of fiscal 2002.

Cash provided by investing activities of $125.9 million for the first six months of fiscal 2003 includes the $170.0 debt repayment from Skyworks, offset by $35.0 million advanced earlier to Skyworks under the credit facility. Investing cash flows also included proceeds from the sale of assets of $11.3 million, offset by capital expenditures of $10.7 million, net purchases of marketable securities of $8.2 million and investments of $1.5 million. Cash provided by investing activities in the first six months of fiscal 2002 principally consisted of $49.3 million of net sales of marketable securities and $41.7 million in proceeds from the sale of assets, partially offset by capital expenditures of $10.5 million and payments for acquisitions and investments of $6.7 million.

Cash used in financing activities of $43.4 million for the first six months of fiscal 2003 consisted of payments of $44.5 to repurchase $80.2 million principal amount of our 4% convertible subordinated notes due 2007, partially offset by proceeds from the exercise of stock options. Cash provided by financing activities of $10.2 million for the first six months of fiscal 2002 consisted of proceeds from the exercise of stock options.

As of September 30, 2002, we held notes receivable from Skyworks with an aggregate principal amount of $180.0 million, including the $150.0 million Term Notes and $30.0 million outstanding under the revolving credit facility. In November 2002, we restructured the financing agreements with Skyworks. Skyworks repaid $105.0 million of the principal amount and all of the accrued interest owed to us under the Term Notes and the remaining principal balance of the Term Notes was exchanged for $45.0 million principal amount of the Skyworks 15% convertible senior subordinated notes with a maturity date of June 30, 2005. Skyworks also paid us all amounts outstanding under the credit facility, the credit facility was cancelled and we released all security interests in Skyworks’ assets and properties. Skyworks may redeem the 15% convertible senior subordinated notes at any time after May 12, 2004, subject to a redemption premium of 3% of the outstanding principal amount. We may, at our option, convert the outstanding principal amount of the 15% convertible senior subordinated notes into shares of Skyworks common stock based upon the conversion price (initially $7.87 per share, subject to adjustment under certain circumstances). At maturity, Skyworks must pay the outstanding principal amount by delivering to us a number of shares of its common stock based upon the conversion price. Skyworks has granted us certain registration rights relating to the 15% convertible senior subordinated notes and the shares of Skyworks common stock underlying the 15% convertible senior subordinated notes. As of March 31, 2003 the estimated fair value of the 15% convertible senior subordinated notes was approximately $43.7 million. We may sell all or part of the 15% convertible senior subordinated notes or shares underlying the notes as needed to meet our liquidity requirements.

As of March 31, 2003, our principal sources of liquidity are our existing cash reserves and short-term investments (including the Skyworks 15% convertible senior subordinated notes) and cash generated from product sales. Combined cash and cash equivalents, short-term investments and Skyworks 15% convertible senior subordinated notes at March 31, 2003 totaled $313.6 million compared to $447.8 million at September 30, 2002. Our working capital at March 31, 2003 was $341.7 compared to $441.2 million at September 30, 2002. The overall working capital change principally reflects cash used in operations and cash payments to repurchase debt.

During the past nine fiscal quarters, we reduced our capital expenditures and implemented a number of expense reduction initiatives to improve our operating cost structure. However, we expect that reduced end-customer demand

(as compared to fiscal 2000 levels), changes in our revenue mix and other factors will continue to adversely affect our operating results in fiscal 2003 and we anticipate that we will continue to experience negative cash flows from operations through the time of the separation of our Mindspeed Technologies business from the Broadband Communications business. Subsequent to March 31, 2003, we paid approximately $12.1 million to repurchase $19.8 million principal amount of our 4% convertible subordinated notes.

In connection with the separation of the Mindspeed Technologies business from the Broadband Communications business, we will contribute to Mindspeed cash in an amount such that at the time of the distribution Mindspeed’s cash balance will be $100 million. In addition, Mindspeed will enter into a senior secured revolving credit facility with us, pursuant to which Mindspeed may borrow up to $50 million from us for working capital and general corporate purposes. Mindspeed may borrow under the credit facility only to restore its cash balance to $25 million. The credit facility will be available for a term ending on December 31, 2006. We also expect to incur and pay costs of $10 million to $15 million during fiscal 2003 in connection with the separation.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures and other capital requirements, including the cash contribution to Mindspeed and our commitment under the credit facility with Mindspeed, for at least the next twelve months. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Recent Accounting Standards

See Note 1 of Notes to Consolidated Condensed Financial Statements.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to allowances for doubtful accounts, inventories, long-lived assets, income taxes, restructuring costs and litigation. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

Impairment of long-lived assets – Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by SFAS 142. The estimates and assumptions described above (along with other factors such as discount rates) will affect the outcome of our impairment tests and the amounts of any resulting impairment losses.

Deferred income taxes – We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly. We record a valuation allowance to reduce our deferred tax assets to the net amount that is more likely than not to be realized. Our assessment of the need for a valuation allowance is based upon our expectations of future taxable income in our ongoing operations, and the prudent and feasible tax planning strategies available to us. Our expectations of future taxable income are influenced by a number of factors, including the planned separation of our Mindspeed Technologies business from the Broadband Communications business. We cannot predict our future taxable income with certainty and our expectations may change in the future. In the event that we determine that we will not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination is made. Likewise, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination is made.

Inventories – We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than our estimates, additional inventory write-downs may be required.

Non-Marketable Equity Securities – As of March 31, 2003, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $92.1 million. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are accepted, as well as their ability to obtain venture capital funding to continue operations and to grow. We review all of our investments periodically for impairment and an impairment analysis of non-marketable equity securities requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or by others. Equity prices, including non-marketable equity securities, have declined significantly over the past two years and we have experienced substantial impairments in the value of non-marketable equity securities investments we hold. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of our investments that may not be reflected in their current carrying values, which could require additional impairment charges to write down the carrying values of such investments.

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

We incurred a loss from continuing operations of $120.2 million in the first six months of fiscal 2003 compared to a loss of $351.6 million in the first six months of fiscal 2002. We incurred losses from continuing operations of $812 million in fiscal 2002 and $1.2 billion in fiscal 2001.

During the past nine fiscal quarters, we implemented a number of expense reduction and restructuring initiatives to improve our operating cost structure. However, our expense reduction initiatives alone will not return us to profitability. We expect that reduced end-customer demand (as compared to fiscal 2000 levels), changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term. In order to return to profitability, we must achieve substantial revenue growth and currently we continue to face an environment of uncertain demand in many of the markets our products address. While our Broadband Communications segment returned to operating profitability for the first six months of fiscal 2003, on a consolidated basis we anticipate incurring additional losses from our continuing operations. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns. We have recently experienced the worst downturn in industry history.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry, and in our business in particular. Periods of industry downturns such as we are now experiencing have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These factors have caused substantial fluctuations in our revenues and our results of operations. We have in the past experienced these cyclical fluctuations in our business and may experience cyclical fluctuations in the future.

During the late 1990’s and extending into 2000, the semiconductor industry in general, and communications applications in particular, enjoyed unprecedented growth, benefiting from the rapid expansion of the Internet and other communication services worldwide. Since fiscal 2001, we—like many of our customers and competitors—have been adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our communications semiconductor products. The impact of weakened end-customer demand has been compounded by higher-than-normal levels of equipment and component inventories held by many of our OEM, subcontractor and distributor customers in fiscal 2001.

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

We believe that the principal competitive factors for semiconductor suppliers in our addressed markets are:

•	time-to-market;

•	product quality, reliability and performance;

•	level of integration;

•	price and total system cost;

•	compliance with industry standards;

•	design and engineering capabilities;

•	strategic relationships with customers;

•	customer support; and

•	new product innovation.

The specific bases on which we compete vary by market. We cannot assure you that we will be able to successfully address these factors.

Many of our current and potential competitors have certain advantages over us, including:

•	stronger financial position and liquidity;

•	longer presence in key markets;

•	greater name recognition;

•	access to larger customer bases; and

•	significantly greater sales and marketing, manufacturing, distribution, technical and other resources.

As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can. Moreover, we have recently incurred substantial operating losses and we anticipate future losses. Our OEM customers may choose semiconductor suppliers whom they believe have a stronger financial position or liquidity.

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

Our success depends on our ability to timely develop competitive new products and reduce costs.

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

Our future success depends on our ability to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel can be intense in the semiconductor industry. We cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development and sale of our products.

We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance. The loss of the services of one or more of our key employees, including Dwight W. Decker, our Chairman and Chief Executive Officer, or certain key design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business.

If OEMs of communications electronics products do not design our products into their equipment, we will be unable to sell those products. Moreover, a design win from a customer does not guarantee future sales to that customer.

Our products are not sold directly to the end-user but are components of other products. As a result, we rely on OEMs of communications electronics products to select our products from among alternative offerings to be designed into their equipment. We may be unable to achieve these “design wins.” Without design wins from OEMs, we would be unable to sell our products. Once an OEM designs another supplier’s semiconductors into one of its product platforms, it will be more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer and we may be unable to convert design wins into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products if, for example, its own products are not commercially successful.

Because of the lengthy sales cycles of many of our products, we may incur significant expenses before we generate any revenues related to those products.

Our customers may need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. This lengthy period of time required also increases the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development, and selling, general and administrative expenses before we generate the related revenues for these products, and we may never generate the anticipated revenues if our customer cancels or changes its product plans.

Uncertainties involving the ordering and shipment of our products could adversely affect our business.

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 41% and 45% of our net revenues for fiscal 2002 and the first six months of fiscal 2003, respectively. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

The communications electronics markets we address have been characterized by dramatic changes in end-user demand and levels of channel inventories that reduce visibility into future demand for our products. As a result of sharply reduced demand across our product portfolio, in fiscal 2001 we recorded $188.8 million of inventory write-downs.

We are dependent upon third parties for the manufacture, assembly and test of our products.

We are entirely dependent upon outside wafer fabrication facilities (known as foundries), including Jazz, in which we hold a minority interest, and Skyworks, for wafer fabrication services. Under our fabless business model, our long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. During times when the semiconductor industry is experiencing a shortage of wafer fabrication capacity, we may experience delays in shipments or increased manufacturing costs.

There are significant risks associated with our reliance on third-party foundries, including:

•	the lack of assured wafer supply, potential wafer shortages and higher wafer prices;

•	limited control over delivery schedules, manufacturing yields, production costs and product quality; and

•	the unavailability of, or delays in obtaining, access to key process technologies.

We have entered into long-term supply arrangements with major foundry partners, including Jazz, to obtain external wafer manufacturing capacity. However, these and other foundries we use may allocate their limited capacity to fulfill the production requirements of other customers that are larger and better financed than we. If we choose to use a new foundry, it typically takes several months to complete the qualification process before we can begin shipping products from the new foundry.

We are also dependent upon third parties, including Skyworks, for the assembly and test of our products. Our reliance on others to assemble and test our products subjects us to many of the same risks as are described above with respect to our reliance on outside wafer fabrication facilities.

Wafer fabrication processes are subject to obsolescence, and foundries may discontinue a wafer fabrication process used for certain of our products. In such event, we generally offer our customers a “last-time buy” program to satisfy their anticipated requirements for our products. The unanticipated discontinuation of a wafer fabrication process on which we rely may adversely affect our revenues and our customer relationships.

The foundries and other suppliers on whom we rely may experience financial difficulties or suffer disruptions in their operations due to causes beyond our control, including labor strikes, work stoppages, electrical power outages, fire, earthquake, flooding or other natural disasters. Certain of our suppliers’ manufacturing facilities are located near major earthquake fault lines in California, Mexico and the Asia-Pacific region. In the event of a disruption of the operations of one or more of our suppliers, we may not have a second manufacturing source immediately available. Such an event could cause significant delays in shipments until we could shift the products from an affected facility or supplier to another facility or supplier. The manufacturing processes we rely on are specialized and are available from a limited number of suppliers. Alternate sources of manufacturing capacity, particularly wafer production capacity, may not be available to us on a timely basis. Even if alternate wafer production capacity is available, we may not be able to obtain it on favorable terms, or at all. Difficulties or delays in securing an adequate supply of our products on favorable terms, or at all, could impair our ability to meet our customers’ requirements and have a material adverse effect on our operating results.

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

For fiscal 2002 and the first six months of fiscal 2003, approximately 83% and 86%, respectively, of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and European countries. In addition, we have design centers and suppliers located outside the United States, including the

Skyworks assembly and test facility in Mexico and assembly and test service providers and foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

•	currency exchange rate fluctuations;

•	local economic and political conditions;

•	disruptions of capital and trading markets;

•	restrictive governmental actions (such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);

•	changes in legal or regulatory requirements;

•	difficulty in obtaining distribution and support;

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements;

•	tax laws; and

•	limitations on our ability under local laws to protect our intellectual property.

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

Our revenues and operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	seasonal customer demand;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product and technology introductions by competitors;

•	changes in the mix of products we develop and sell;

•	fluctuations in manufacturing yields;

•	availability and cost of products from our suppliers;

•	intellectual property disputes; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.

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

The trading price of our common stock fluctuates significantly. Subsequent to the spin-off and merger of our wireless communications business with Alpha on June 25, 2002, the reported closing price of our common stock on the Nasdaq National Market has been as high as $2.59 and as low as $0.53 per share. This price may be influenced by many factors, including:

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

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and loss of our ability to use, make, sell, export or import our products or one or more components comprising our products.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies and processes. At times we incorporate the intellectual property of our customers into our designs, and we have obligations with respect to the non-use and non-disclosure of their intellectual property. In the past, we have engaged in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We may engage in future litigation on similar grounds, which may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. We cannot assure you that:

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

Our former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. In connection with our spin-off from Rockwell, we assumed all liabilities in respect of environmental matters related to the former operations of our business. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us. In addition, we are engaged in remediations of groundwater contamination at our former Newport Beach, California wafer fabrication facility. We currently estimate the remaining costs for these remediations to be approximately $2.3 million and have accrued for these costs as of March 31, 2003.

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

Our rights agreement gives our shareholders certain rights that would substantially increase the cost of acquiring us in a transaction not approved by our board of directors.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2003, the carrying value of our cash and cash equivalents approximates fair value. Our marketable debt securities (consisting of commercial paper, corporate bonds and government securities) principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. Marketable equity securities are subject to equity price risk. As of March 31, 2003, a 10% adverse change in equity prices would result in a $0.3 million decrease in the value of our marketable equity securities.

We hold Skyworks 15% convertible senior subordinated notes having an aggregate principal amount of $45 million. The conversion right is considered an “embedded derivative” for financial accounting purposes and the value of the Skyworks 15% convertible senior subordinated notes is subject to significant risk related to changes in the market price of Skyworks’ common stock. As of March 31, 2003, a 10% decrease in the market price of Skyworks’ common stock would decrease the fair value of the Skyworks 15% convertible senior subordinated notes by approximately $2.4 million. The Skyworks 15% convertible senior subordinated notes are also subject to interest rate risk.

We received the 15% convertible senior subordinated notes from Skyworks in exchange for the remaining $45 million principal amount of the Term Notes (originally delivered to us by Skyworks in payment of the purchase price for our Mexicali assembly and test facility). We do not purchase derivative financial instruments for speculative or investment purposes.

We classify all of our marketable debt and equity securities, including the Skyworks 15% convertible senior subordinated notes, as available-for-sale securities. As of March 31, 2003, the carrying value of these securities included net unrealized losses of $0.9 million.

Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our financial instruments as of March 31, 2003:

(in millions)	Carrying Value	Fair Value

Cash and cash equivalents	$159.2	$159.2
Marketable debt securities	107.6	107.6
Skyworks 15% convertible senior subordinated notes	43.7	43.7
Marketable equity securities	3.1	3.1
Long-term debt	601.7	365.9

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, we seek to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At March 31, 2003, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at March 31, 2003, a 10 percent change in currency rates would not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on February 26, 2003 in Irvine, California. At the meeting, the following matters were voted on by our shareholders and approved by the following votes:

	Number of shares

	Voted For	Withheld

Election of directors:
Dwight W. Decker	199,956,019	38,023,218
Hossein Eslambolchi	200,487,222	37,492,015
F. Craig Farrill	198,108,055	39,871,182

	Number of shares

	Voted For	Voted Against	Abstentions

Proposal to approve an amendment to our Restated Certificate of Incorporation to change the par value of our Common Stock	228,242,591	7,719,700	2,016,946
Proposal to approve an amendment to our 2001 Employee Stock Purchase Plan to increase the maximum number of shares authorized under the plan	204,175,568	31,926,977	1,876,692
Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors	231,874,605	4,800,724	1,303,908

ITEM 5. OTHER INFORMATION

During the first six months of fiscal 2003, the audit committee of the Company’s board of directors preapproved certain non-audit services to be rendered by Deloitte & Touche LLP, the Company’s independent auditors. Such non-audit services consist of (i) income tax preparation, tax compliance and customary tax consulting services; (ii) special transaction and SEC filing reviews and other customary miscellaneous consulting services; (iii) services related to the Company’s Retirement Savings Plan, Hourly Employee Savings Plan, Voluntary Early Retirement Plan and Retirement Plan for Hourly Employees; and (iv) services related to the planned separation of the Mindspeed Technologies business from the Broadband Communications business. The Company believes that the provision of such services by Deloitte & Touche LLP is compatible with maintaining the independence of that firm.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1	Agreement dated March 28, 2003 between the Company and Balakrishnan S. Iyer. *

99	Written Statement of Chief Executive Officer and Chief Financial Officer.

*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

Current Report on Form 8-K dated March 24, 2003, reporting the Company’s approval in principle of a plan to proceed with the separation of the Mindspeed Technologies business from the Broadband Communications business. (Items 5 and 7).

Current Report on Form 8-K dated March 26, 2003, reporting the cumulative effect of a change in accounting for goodwill and an asset impairment charge to be recorded in the Company’s consolidated financial statements for the six months ended March 31, 2003. (Item 5).

Current Report on Form 8-K dated April 17, 2003, furnishing the Company’s press release dated April 17, 2003, announcing its financial results for the quarter ended March 31, 2003 (Items 7 and 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC.
(Registrant)

Date: May 9, 2003	By	/s/ Balakrishnan S. Iyer Balakrishnan S. Iyer Senior Vice President and Chief Financial Officer (principal financial officer)

Date: May 9, 2003	By	/s/ J. Scott Blouin J. Scott Blouin Senior Vice President and Chief Accounting Officer (principal accounting officer)

\

CERTIFICATIONS

               I, Dwight W. Decker, Chairman of the Board and Chief Executive Officer of Conexant Systems, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Conexant Systems, Inc.;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

Dated: May 9, 2003

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

Dated: May 9, 2003

/s/ Balakrishnan S. Iyer

Balakrishnan S. Iyer
Senior Vice President and
  Chief Financial Officer

EXHIBIT INDEX

10.1	Agreement dated March 28, 2003 between the Company and Balakrishnan S. Iyer. *

99	Written Statement of Chief Executive Officer and Chief Financial Officer.

*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.