Form 10-Q
period 2003-06-27
CONEXANT SYSTEMS INC
filed 2003-08-11
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003*

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-24923

CONEXANT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	25-1799439 (I.R.S. Employer Identification No.)

4000 MacArthur Boulevard Newport Beach, California 92660-3095 (Address of principal executive offices) (Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes  [X] No  [   ]

Number of shares of registrant’s common stock outstanding as of July 25, 2003 was 271,966,166.

*	For presentation purposes of this Form 10-Q, references made to the June 30, 2003 period relate to the actual fiscal third quarter ended June 27, 2003.

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

CONEXANT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONEXANT SYSTEMS, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	June 30,	September 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$74,913	$161,088
Short-term investments	88,596	99,466
Notes receivable from Skyworks	—	180,000
Receivables, net of allowance of $1,688 and $6,508 at June 30, 2003 and September 30, 2002, respectively	87,300	60,984
Inventories	55,688	52,488
Deferred income taxes	32,302	32,233
Other current assets	36,516	47,382
Current assets of discontinued operations	—	29,992

Total current assets	375,315	663,633

Property, plant and equipment, net	35,466	51,140
Goodwill	57,070	46,426
Intangible assets, net	14,012	14,244
Deferred income taxes	223,600	224,168
Mindspeed warrant	89,000	—
Other assets	118,816	155,179
Non-current assets of discontinued operations	—	756,245

Total assets	$913,279	$1,911,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,137	$82,653
Accrued compensation and benefits	31,309	24,145
Other current liabilities	49,582	50,209
Current liabilities of discontinued operations	—	65,422

Total current liabilities	159,028	222,429

Convertible subordinated notes	581,825	681,825
Other liabilities	54,092	57,588
Non-current liabilities of discontinued operations	—	1,366

Total liabilities	794,945	963,208

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 271,053 and 265,676 shares issued at June 30, 2003 and September 30, 2002, respectively	2,711	265,676
Additional paid-in capital	3,493,226	3,219,044
Accumulated deficit	(3,371,369)	(2,507,407)
Accumulated other comprehensive loss	(6,118)	(28,077)
Unearned compensation	(116)	(1,409)

Total shareholders’ equity	118,334	947,827

Total liabilities and shareholders’ equity	$913,279	$1,911,035

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues	$150,950	$131,999	$435,274	$388,664
Cost of goods sold	86,000	74,191	245,569	243,028

Gross margin	64,950	57,808	189,705	145,636
Operating expenses:
Research and development	38,849	40,557	117,827	115,348
Selling, general and administrative	22,915	24,324	69,471	73,423
Amortization of intangible assets	925	4,440	2,523	15,409
Special charges	6,526	14,702	13,585	30,167

Total operating expenses	69,215	84,023	203,406	234,347

Operating loss	(4,265)	(26,215)	(13,701)	(88,711)
Debt conversion costs	—	(10,435)	—	(10,435)
Gain on debt extinguishment	7,376	—	42,021	—
Other income (expense), net	544	(5,558)	(40,785)	(20,496)

Income (loss) before income taxes	3,655	(42,208)	(12,465)	(119,642)
Provision (benefit) for income taxes	488	(116)	1,185	(2,552)

Income (loss) from continuing operations	3,167	(42,092)	(13,650)	(117,090)
Loss from discontinued operations, net of income taxes	(52,297)	(257,307)	(728,877)	(587,501)

Net loss	$(49,130)	$(299,399)	$(742,527)	$(704,591)

Income (loss) per share, basic and diluted:
Continuing operations	$0.01	$(0.16)	$(0.05)	$(0.46)
Discontinued operations	(0.19)	(0.99)	(2.73)	(2.28)

Net loss	$(0.18)	$(1.15)	$(2.78)	$(2.74)

Number of shares used in per share computation- basic	268,489	260,414	266,915	256,971

Number of shares used in per share computation- diluted	271,051	260,414	266,915	256,971

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended
	June 30,

	2003	2002

Cash flows from operating activities:
Loss from continuing operations	$(13,650)	$(117,090)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities, net of effects of acquisition/dispositions of businesses:
Depreciation	13,576	23,247
Amortization of intangible assets	2,523	15,409
Asset impairments	8,092	13,523
Write down of non-marketable investments	34,402	1,749
Gain on sale of Pictos investment	(5,228)	—
Debt conversion costs	—	10,435
Gain on extinguishment of debt	(42,021)	—
Reduction in allowance for losses on accounts receivable	(3,912)	(2,769)
Inventory provisions	12,597	11,487
Other non-cash items, net	11,457	8,330
Changes in assets and liabilities:
Receivables	(22,410)	20,554
Inventories	(16,238)	9,616
Accounts payable	(4,974)	26,913
Accrued expenses and other current liabilities	1,157	16,790
Other	5,612	(12,753)

Net cash provided by (used in) operating activities	(19,017)	25,441

Cash flows from investing activities:
Advances to Skyworks	(35,000)	—
Repayment of Term Notes and advances by Skyworks	170,000	—
Purchase of marketable securities	(73,511)	(228,545)
Sale of marketable securities	132,900	305,315
Capital expenditures	(13,555)	(11,811)
Proceeds from sales of assets	3,223	71,677
Investments in and advances to businesses	(4,500)	(4,060)
Proceeds from sale of Pictos investment	12,155	—
Acquisition of business	(6,796)	—

Net cash provided by investing activities	184,916	132,576

Cash flows from financing activities:
Proceeds from exercise of stock options	7,275	14,935
Repurchase of convertible subordinated notes	(56,378)	—

Net cash provided by (used in) financing activities	(49,103)	14,935

Net cash used in discontinued operations	(202,971)	(216,264)

Net decrease in cash and cash equivalents	(86,175)	(43,312)
Cash and cash equivalents at beginning of period	161,088	173,008

Cash and cash equivalents at end of period	$74,913	$129,696

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (unaudited)

1.     Basis of Presentation and Significant Accounting Policies

Conexant Systems, Inc. (Conexant or the Company) designs, develops and sells semiconductor system solutions for broadband digital information and entertainment networks in the home and small office environments. The Company’s expertise in mixed-signal processing allows it to deliver integrated systems and semiconductor products which facilitate communications worldwide through wireline voice and data communications networks and emerging cable, satellite and fixed wireless broadband communications networks. The Company operates in one segment.

On June 27, 2003, Conexant completed the distribution to Conexant shareholders of all outstanding shares of Mindspeed Technologies, Inc. (Mindspeed), a wholly owned subsidiary of Conexant to which Conexant contributed its internet infrastructure business, including the stock of certain subsidiaries, and certain other assets and liabilities, including approximately $100.0 million in cash (hereinafter, the Mindspeed Spin). In the Mindspeed Spin, Conexant shareholders received one share of Mindspeed common stock for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares. Additionally, Conexant entered into a senior secured revolving credit facility pursuant to which Mindspeed may borrow up to $50.0 million for working capital and general corporate purposes (see Note 11). Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock, representing approximately 20 percent of Mindspeed’s outstanding common stock on a fully diluted basis. The warrant is exercisable for a period of ten years, commencing one year after the completion of the Mindspeed Spin, at an exercise price of $3.408 per share (the fair market value on the date of grant of the warrant). The warrant was assigned a fair value of $89.0 million using the Black-Scholes option pricing model (assuming volatility of 90%, a risk-free interest rate of 3.5%, and no dividend yield), and is presented as a long-term asset on the accompanying consolidated condensed balance sheet as of June 30, 2003.

On June 25, 2002, Conexant completed the distribution to Conexant shareholders of outstanding shares of Washington Sub, Inc. (Washington), a wholly owned subsidiary of Conexant to which Conexant contributed its wireless communications business, other than certain assets and liabilities which Conexant retained (together, the Spin-off Transaction). Immediately thereafter, Washington merged with and into Alpha Industries, Inc. (Alpha), with Alpha the surviving corporation (the Merger). As a result of the Spin-off Transaction and the Merger, Conexant shareholders received 0.351 of a share of Alpha common stock for each Conexant share held and the Conexant shareholders continued to hold their Conexant shares. Upon completion of the Merger, Alpha and its subsidiaries purchased Conexant’s semiconductor assembly and test facility located in Mexicali, Mexico and Conexant’s package design team that supports the Mexicali facility (together, the Mexicali Operations) for $150.0 million. Effective June 26, 2002, Alpha changed its name to Skyworks Solutions, Inc. (Skyworks).

The operating results of the discontinued wireless communications business and Mexicali Operations (through June 25, 2002) and the discontinued Mindspeed Technologies business (through June 27, 2003), and the separation costs paid by Conexant in the Mindspeed Spin, included in the accompanying consolidated condensed statements of operations were as follows (in thousands):

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net revenues	$20,153	$114,200	$58,719	$328,085

Loss before income taxes	$(52,095)	$(258,175)	$(155,231)	$(583,809)
Provision (benefit) for income taxes	202	(868)	462	3,692
Cumulative effect of change in accounting for goodwill	—	—	(573,184)	—

Loss from discontinued operations	$(52,297)	$(257,307)	$(728,877)	$(587,501)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of assets and liabilities contributed to Mindspeed in the Mindspeed Spin as of June 27, 2003 are as follows (in thousands):

Current assets:
Cash and cash equivalents	$101,469
Receivables, net	12,074
Inventories	5,025
Other current assets	4,106

$122,674

Non-current assets:
Property, plant and equipment, net	$30,988
Intangible assets, net	82,393
Other assets	1,975

$238,030

Current liabilities:
Accounts payable	$12,829
Accrued compensation and benefits	7,806
Other current liabilities	22,590

$43,225

Non-current liabilities	$1,366

The components of assets and liabilities of discontinued operations as of September 30, 2002 are as follows (in thousands):

Current assets:
Cash and cash equivalents	$7,269
Receivables, net	12,568
Inventories	4,842
Other current assets	5,313

$29,992

Non-current assets:
Property, plant and equipment, net	$42,854
Intangible assets, net	143,632
Goodwill	568,900
Other assets	859

$756,245

Current liabilities:
Accounts payable	$18,689
Accrued compensation and benefits	14,784
Other current liabilities	31,949

$65,422

Non-current liabilities	$1,366

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the special charges, write-downs of non-marketable investments, and gains on extinguishment of debt, necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Fiscal Periods – For presentation purposes, references made to the periods ended June 30, 2003 and 2002 relate to the actual fiscal 2003 third quarter ended June 27, 2003 and the actual fiscal 2002 third quarter ended June 28, 2002, respectively.

Supplemental Cash Flow Information – Cash paid for interest was $15.6 million and $16.3 million for the nine months ended June 30, 2003 and 2002, respectively. Income taxes paid, net of refunds received, for the nine months ended June 30, 2003 and 2002 were $1.8 million and $(8.2) million, respectively.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Income (Loss) Per Share – Basic income (loss) per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company’s convertible subordinated notes for the period of time such notes were outstanding, if such stock options and convertible notes are dilutive. Except for the amounts for stock options and restricted stock for the three months ended June 30, 2003, the potential dilutive effect of the common stock equivalents shown below was not included in the computation of diluted earnings per share, as these securities were antidilutive (weighted-average numbers of shares, in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Stock options (under the treasury stock method)	2,499	1,133	370	5,883
4.25% Convertible Subordinated Notes due 2006	5,962	6,730	5,918	7,823
4% Convertible Subordinated Notes due 2007	9,859	11,607	10,902	11,607
Restricted stock	63	185	81	211

Change in Accounting Principle – The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” as of the beginning of fiscal 2003. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Upon adoption, the existing goodwill and intangible assets were evaluated against the new criteria, which resulted in certain intangible assets with a carrying value of $0.4 million being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized into results of operations, but instead be tested at least annually for impairment and written down when impaired. Upon adoption of SFAS 142, the Company ceased amortizing goodwill against its results of operations.

During the second quarter of fiscal 2003, the Company completed the transition impairment test of its goodwill (as of the beginning of fiscal 2003) required by SFAS 142. The Company determined that it has a single reporting unit (as defined in SFAS 142). For purposes of the impairment test, the fair value of the reporting unit was determined considering both an income approach and a market approach. Management determined that the recorded value of its goodwill at the transition date was not impaired.

The following table shows the Company’s net loss and net loss per share, adjusted for the effect of the adoption of the non-amortization provisions of SFAS 142 (in thousands, except per share amounts):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss, as reported	$(49,130)	$(299,399)	$(742,527)	$(704,591)
Amortization of goodwill	—	71,406	—	216,903
Amortization of assembled workforce previously classified as an intangible asset	—	503	—	1,508

Adjusted net loss	$(49,130)	$(227,490)	$(742,527)	$(486,180)

Loss per share, basic and diluted:
Net loss, as reported	$(0.18)	$(1.15)	$(2.78)	$(2.74)
Adjusted net loss	$(0.18)	$(0.87)	$(2.78)	$(1.89)

Recent Accounting Standards – SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed. The Company adopted SFAS 144 as of the beginning of fiscal 2003, with no significant impact on its financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is effective for the Company for the quarter ending September 30, 2003. Restatement of previous accounting for applicable financial instruments is not permitted. The Company does not expect adoption of SFAS 150 to have a significant impact on its financial position or results of operations.

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

2.     Acquisition

On May 8, 2003, the Company acquired the soft modem business of PCTEL, Inc. (PCTEL), a provider of internet access products and wireless mobility software. Consideration for the acquisition consisted of cash of $6.8 million, and a commitment to pay additional cash totaling $4.0 million in November and December 2003. The Company has also agreed to purchase copies of PCTEL’s proprietary software for a total of $1.0 million, payable in quarterly installments through June 30, 2004. In addition, the Company and PCTEL have also entered into a cross-license agreement whereby the Company contributed to PCTEL certain patents and patent applications and, in exchange, the Company received a non-exclusive, worldwide license to incorporate certain PCTEL technology into its products. The Company will pay royalties to PCTEL of up to $8.0 million over a four-year period on the sale of certain licensed products, with a maximum of $0.5 million per quarter, through June 30, 2007. The amounts payable to PCTEL, at their present values, have been included in other current or long-term liabilities in the accompanying consolidated condensed balance sheet as of June 30, 2003.

The tangible assets of the acquired business totaled $2.5 million. Assumed liabilities totaled $0.7 million. Identifiable intangible assets, principally consisting of developed technology and customer-related intangibles, total

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

$3.1 million and are being amortized over estimated lives of five years. The residual amount of $6.4 million is classified as goodwill, and is deductible for income tax purposes.

The results of operations of the acquired business are included in the consolidated condensed financial statements from the date of acquisition. The pro forma effect of this acquisition is not material to the Company’s results of operations for fiscal 2003 or 2002.

3.     Supplemental Financial Statement Data

Short-term Investments

Short-term investments consist of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

June 30, 2003:
U.S. government agencies	$9,014	$36	$—	$9,050
Foreign government securities	4,573	32	—	4,605
Corporate debt securities	26,653	119	—	26,772
Skyworks 15% convertible senior subordinated notes	46,191	—	(2,210)	43,981
Equity securities	2,320	1,868	—	4,188

	$88,751	$2,055	$(2,210)	$88,596

September 30, 2002:
U.S. government agencies	$24,686	$257	$—	$24,943
Foreign government securities	8,446	102	—	8,548
Corporate debt securities	65,493	517	(35)	65,975

	$98,625	$876	$(35)	$99,466

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

Inventories

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2003	2002

Raw materials	$—	$363
Work-in-process	41,088	36,492
Finished goods	14,600	15,633

	$55,688	$52,488

Goodwill

During the first nine months of fiscal 2003, goodwill was adjusted as follows (in thousands):

Goodwill, September 30, 2002	$46,426
Assembled workforce reclassified to goodwill	397
Settlement of iCompression escrow	3,600
Acquisition of PCTEL	6,410
Other adjustments	237

Goodwill, June 30, 2003	$57,070

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2003			September 30, 2002

	Gross	Accumulated		Gross	Accumulated
	Asset	Amortization	Net	Asset	Amortization	Net

Developed technology	$15,904	$(6,961)	$8,943	$19,413	$(8,201)	$11,212
Customer base	2,050	(238)	1,812	590	(49)	541
Assembled workforce	—	—	—	993	(596)	397
Other intangible assets	8,036	(4,779)	3,257	3,298	(1,204)	2,094

	$25,990	$(11,978)	$14,012	$24,294	$(10,050)	$14,244

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	2003	2004	2005	2006	2007

Amortization expense	$3,439	$3,822	$2,625	$1,804	$1,805

Mindspeed Warrant

The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant will be included in other income (expense), net each period, commencing with the fourth fiscal quarter of 2003.

Other Assets

In connection with the Mindspeed Spin, the exercise price of the warrant issued to Jazz to purchase approximately 2.9 million shares of the Company’s common stock was adjusted to $3.7624 per share.

Convertible Subordinated Notes

During the first nine months of fiscal 2003, the Company purchased $100.0 million principal amount of its 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in a net gain of $42.0 million.

In connection with the Mindspeed Spin and the adjustment mechanisms in the notes, the conversion prices of the Company’s 4% Convertible Subordinated Notes and 4.25% Convertible Subordinated Notes were adjusted to $42.432 and $9.075, respectively.

Common Stock

In February 2003, the Company’s shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to change the par value of its common stock from $1.00 per share to $0.01 per share.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Other Income (Expense), Net

Other income (expense), net, consists of the following (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Investment and interest income	$3,585	$1,406	$13,134	$7,557
Change in fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes	(76)	—	(1,832)	—
Interest expense	(6,254)	(7,698)	(21,424)	(23,584)
Write-down of non-marketable investments	—	—	(34,402)	(7,675)
Gain on sales of investments	5,228	506	5,228	3,955
Other	(1,939)	228	(1,489)	(749)

	$544	$(5,558)	$(40,785)	$(20,496)

During the first nine months of fiscal 2003 and 2002, the Company recorded charges of $34.4 million and $7.7 million, respectively, to write down the carrying value of certain non-marketable investments. The investments consist of equity interests in early stage technology companies which the Company accounts for under the cost method. The write-downs, reflecting declines in the fair values of these investments which management determined were other than temporary, reduced the carrying values of the investments to their estimated fair values. The estimated fair values were determined by management based upon financial and other information available at the time of the write-downs, including current and projected business prospects for the subject companies.

In June 2003, the Company sold its investment in Pictos Technologies (Pictos) as part of ESS Technology’s purchase of Pictos and received $12.2 million in cash, with an additional $1.5 million to be held in escrow for a period of twelve months to indemnify the buyer for any damages. A gain of $5.2 million was recognized on the sale. In addition, the Company accrued $2.0 million for non-cancelable commitments related to this transaction for losses to complete the production of certain inventory items and the rendering of future engineering services.

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, the Company generally recognizes no compensation expense with respect to stock option awards. Had compensation cost for stock option awards been determined based on the fair value of each award at its grant date, consistent with the provisions of SFAS 123, the Company’s pro forma loss from continuing operations and pro forma loss from continuing operations per share would have been as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Pro forma loss from continuing operations	$(8,349)	$(88,112)	$(59,185)	$(198,520)

Pro forma loss from continuing operations per share	$(0.03)	$(0.34)	$(0.22)	$(0.77)

4. Skyworks Notes

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

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

As of June 30, 2003, the 15% convertible senior subordinated notes are carried at their fair value of $44.0 million (including the $0.3 million fair value of the related conversion right) and are included in short-term investments in the accompanying consolidated balance sheet because the Company has the ability and intent to liquidate the 15% convertible senior subordinated notes or shares underlying the notes as needed to meet its liquidity requirements.

5. Contingent Liabilities

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

6. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(49,130)	$(299,399)	$(742,527)	$(704,591)
Other comprehensive income (loss):
Foreign currency translation adjustments	700	3,585	1,327	(4,865)
Reclassification adjustment-accumulated translation adjustment-discontinued operations	17,617	—	17,713	—
Change in unrealized gains (losses) on available for-sale securities	934	614	1,537	(2,252)
Change in unrealized gains on forward exchange contracts	—	—	—	43
Minimum pension liability adjustments	(213)	—	1,382	—
Effect of income taxes	—	(235)	—	1,016

Other comprehensive income (loss)	19,038	3,964	21,959	(6,058)

Comprehensive loss	$(30,092)	$(295,435)	$(720,568)	$(710,649)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30,	September 30,
	2003	2002

Foreign currency translation adjustments	$(3,907)	$(22,947)
Unrealized gains on available-for-sale securities, net of tax	2,056	519
Minimum pension liability adjustments	(4,267)	(5,649)

Accumulated other comprehensive loss	$(6,118)	$(28,077)

7. Special Charges

Special charges consist of the following (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Asset impairments	$5,611	$523	$8,092	$13,523
Restructuring	—	13,778	1,904	16,098
Separation costs	—	401	—	546
Other special charges	915	—	3,589	—

	$6,526	$14,702	$13,585	$30,167

Asset Impairments

During the first nine months of fiscal 2003, the Company recorded impairment charges of $2.5 million, related to leasehold improvements associated with properties no longer occupied by the Company and other assets that management determined to abandon or scrap.

In June 2003, the Company reached an agreement to sell certain manufacturing assets to Jazz Semiconductor for $1.0 million. A $4.8 million impairment loss on these assets held for sale was recognized in the quarter ended June 30, 2003. The assets held for sale total $1.0 million as of June 30, 2003 and are included in property, plant and equipment on the accompanying consolidated condensed balance sheet at June 30, 2003. The asset sale is expected to be completed in the fourth fiscal quarter of 2003.

In the first half of fiscal 2002, the Company recorded an impairment charge of $13.0 million to write down the carrying value (approximately $22.0 million) of the goodwill related to its digital imaging business. The impairment charge resulted from the Company’s decision to exit the digital imaging business. Management evaluated the recoverability of the digital imaging business assets to determine if their value was impaired. The amount of the impairment charge was determined by comparing the assets’ estimated fair values, less costs to sell, to their carrying values. The estimated fair values were determined by management based upon all available information on the proceeds expected to result from the disposition of the assets. Management believes the assumptions used in estimating the fair values were reasonable and the estimated fair values approximated the amounts that would be realized upon the ultimate disposition of the related assets. The write-down established a new cost basis for the impaired assets. The Company completed the planned divestiture of its digital imaging business in July 2002.

Restructuring Charges

In fiscal 2001 and 2002, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, temporary shutdowns of the Company’s manufacturing facilities, significant reductions in capital spending, the closure or consolidation of certain facilities and salary reductions for the senior management team until the Company returned to profitability. The costs and expenses associated with the restructuring activities are included in special charges in the accompanying consolidated statements of operations.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

2001 Global Restructuring Plan – During the second quarter of fiscal 2001, the Company announced certain expense reduction initiatives and a broad reduction in workforce affecting all areas of the Company and reducing the Company’s headcount by approximately 850 employees. These actions were the result of a comprehensive reassessment of the Company’s operations and business activities in order to focus investment and resources in areas that best support the Company’s strategic growth drivers. As part of the reassessment, the Company determined that it would explore alternatives to dispose of its digital imaging business and would also exit its board-level sub-assembly module business. The Company completed these restructuring actions in fiscal 2002.

The Company terminated approximately 775 employees (including approximately 125 employees in fiscal 2002), with charges for the workforce reduction aggregating $8.3 million (including $2.6 million in fiscal 2002) based upon estimates of the cost of severance benefits for the affected employees, including approximately 530 employees in the Company’s manufacturing operations. In addition, the Company recorded restructuring charges of $5.8 million (including $0.2 million in fiscal 2002) for costs associated with the consolidation of certain facilities and lease cancellation and related costs. In fiscal 2002, the Company reversed $1.6 million of excess lease costs accrued in fiscal 2001 as a result of a favorable resolution upon the termination of the related lease, and in fiscal 2003, the Company reversed $1.5 million of excess severance and facility accruals as a result of favorable completion of the activities. At June 30, 2003, no restructuring liability remains.

Activity and liability balances related to the 2001 Global Restructuring Plan through June 30, 2003 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$5,666	$5,584	$11,250
Cash payments	(3,141)	(223)	(3,364)

Restructuring balance, September 30, 2001	2,525	5,361	7,886
Charged to costs and expenses	2,616	172	2,788
Expense reversal	—	(1,646)	(1,646)
Cash payments	(3,397)	(2,307)	(5,704)

Restructuring balance, September 30, 2002	1,744	1,580	3,324
Expense reversal	(994)	(488)	(1,482)
Cash payments	(750)	(1,092)	(1,842)

Restructuring balance, June 30, 2003	$—	$—	$—

Strategic Manufacturing Restructuring Plan – During the third quarter of fiscal 2001, the Company realigned its manufacturing and procurement strategy to accelerate its transition to a fabless CMOS business model. As part of the manufacturing realignment, the Company reduced its workforce by an additional 302 employees (including approximately 220 employees in manufacturing operations) and recorded charges aggregating $5.6 million based upon estimates of the cost of severance benefits for the affected employees. These actions were completed in the fourth quarter of fiscal 2001, and cash payments for the workforce reductions were completed by September 30, 2002. At June 30, 2003, no restructuring liability remains.

2002 Corporate and Manufacturing Restructuring Plan – During fiscal 2002, the Company initiated a further reduction of its workforce throughout its operations primarily as a result of the divestiture of its Newport Beach wafer fabrication operations and the Spin-off Transaction. In connection with the fiscal 2002 corporate and manufacturing restructuring actions, the Company terminated approximately 120 employees and recorded charges aggregating $2.4 million based upon estimates of the cost of severance benefits for the affected employees. The Company completed these actions in fiscal 2002. In addition, the Company recorded restructuring charges of $12.5 million for costs associated with the consolidation of certain facilities and commitments under license obligations that management determined would not be used in the future.

As part of the 2002 Corporate and Manufacturing Restructuring Plan, during the first quarter of fiscal 2003, the Company initiated a further workforce reduction affecting 58 employees and recorded additional charges of $1.9

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

million based upon estimates of the cost of severance benefits for the affected employees. During the third quarter of fiscal 2003, the Company revised its estimate of liabilities for severance benefits and facility costs due to unfavorable sublease experience to date, and charged an additional $1.5 million to restructuring.

Activity and liability balances related to the 2002 Corporate and Manufacturing Restructuring Plan through June 30, 2003 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$2,437	$12,519	$14,956
Cash payments	(1,664)	(431)	(2,095)

Restructuring balance, September 30, 2002	773	12,088	12,861
Charged to costs and expenses	2,898	488	3,386
Cash payments	(2,968)	(2,976)	(5,944)

Restructuring balance, June 30, 2003	$703	$9,600	$10,303

Through June 30, 2003, the Company has paid an aggregate of $24.6 million in connection with its fiscal 2001 and 2002 restructuring plans and has a remaining accrued restructuring balance aggregating $10.3 million. The Company expects to pay a majority of the amounts accrued for the workforce reductions during the remainder of fiscal 2003 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which principally expire through fiscal 2005. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.

Separation Costs

Separation costs for the first nine months of fiscal 2002 consist of costs related to the Company’s divestiture of its Newport Beach wafer fabrication operations.

Other Special Charges

Other special charges for fiscal 2003 principally consist of a $2.7 million loss on the sale of certain semiconductor test equipment.

8. Sales of Assets

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

9. Segment Information

The Company operates and tracks its results in one segment which designs, develops and sells semiconductor system solutions that connect personal communications access products, such as set-top boxes, residential gateways, personal computers (PCs) and game consoles to voice, video and data services over broadband connections, including asynchronous digital subscriber line, cable and direct broadcast satellite. It also includes the Company’s foundation dial-up access portfolio, including PC data and fax modems, and its broadcast video encoder and decoder product family.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Net revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Americas	$15,565	$24,507	$50,593	$63,474
Asia-Pacific	125,606	97,528	352,581	278,685
Europe, Middle East and Africa	9,779	9,964	32,100	46,505

	$150,950	$131,999	$435,274	$388,664

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For the nine months ended June 30, 2003, two customers (both foreign distributors) accounted for 22% of net revenues and for the nine months ended June 30, 2002, one customer (a foreign distributor) accounted for 10% of net revenues. No other customer accounted for 10% or more of the Company’s net revenues for the nine months ended June 30, 2003 or 2002.

10. Guarantees

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell, the Company assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz Semiconductor, Inc. (Jazz), the Company agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. Product warranty costs are not significant.

11. Mindspeed Credit Facility

In connection with the Mindspeed Spin, the Company entered into a senior secured revolving credit facility pursuant to which Mindspeed may borrow up to $50.0 million for working capital and general corporate purposes. Mindspeed may borrow under the credit facility only to restore its cash balance to $25.0 million. Borrowings accrue interest at 10% per annum, payable at maturity, and are collateralized by substantially all the assets of Mindspeed. The credit facility expires on June 29, 2007. As of June 30, 2003, no amounts were outstanding under the credit facility.

In connection with the credit facility, Mindspeed issued to the Company warrants to purchase up to approximately 8.3 million shares of Mindspeed common stock. The number of shares that may be acquired under the warrants will depend on the level of borrowings under the credit facility, increasing pro rata as the principal balance of Mindspeed’s borrowings increases. The warrants will be exercisable for a period of ten years after the Mindspeed Spin at a price per share equal to the fair market value of a share of Mindspeed common stock at the time of issuance of the warrants or at the time of the borrowing that entitles the Company to acquire shares thereunder, whichever is lower.

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

Overview

Except where otherwise noted, this discussion of our financial condition and results of operations represents our continuing operations, excluding our discontinued wireless communications business and Mexicali Operations which we spun off in June 2002, and our discontinued Mindspeed Technologies business which we spun off in June 2003. See Note 1 of Notes to Consolidated Condensed Financial Statements for further information on these transactions.

We design, develop and sell semiconductor system solutions for broadband digital information and entertainment networks in home and small office environments worldwide. Our expertise in mixed-signal processing allows us to deliver semiconductor devices and integrated systems which connect personal communications access products, such as set-top boxes, residential gateways, personal computers (PCs) and game consoles, to broadband voice, video and data services over wireline communications networks, including asynchronous digital subscriber line (ADSL), cable and ethernet, over wireless local area networks and over direct broadcast satellite, terrestrial and fixed wireless systems. Our dial-up access products include a broad portfolio of modem chipsets and software for desktop and notebook PC applications as well as embedded equipment applications including fax machines, multifunction peripherals, point-of-sale terminals, set-top boxes, gaming consoles and Internet terminals. Our video processing solutions include a variety of broadcast video decoder and encoder devices that enable the capture, display, storage and playback of video and audio in PCs, set-top boxes, gaming consoles, personal video recorders and DVD applications. We operate in one business segment.

We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors accounted for approximately 40% of net revenues in the first nine months of fiscal 2003. Two customers (both foreign distributors) accounted for 22% of our net revenues in the first nine months of fiscal 2003. One of these distributors, who accounted for approximately 10% of net revenues, supplies product primarily to Sony. No other customer accounted for 10% or more of our net revenues for the period. Our top 20 customers accounted for approximately 73% of net revenues for the first nine months of fiscal 2003. Revenues derived from customers located in the Americas, Europe and the Asia-Pacific region were 12%, 7% and 81%, respectively, of our net revenues for the first nine months of fiscal 2003. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Results of Operations

Net Revenues

	Three months ended
				Change from	Change from
	June 30,	March 31,	June 30,	March 2003	June 2002
(in millions)	2003	2003	2002	Quarter	Quarter

Net revenues	$151.0	$140.1	$132.0	8%	14%

	Nine months ended June 30,

	2003	2002	Change

Net revenues	$435.3	$388.7	12%

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

Net revenues for the third quarter of fiscal 2003 increased 14% over the comparable period of fiscal 2002, while net revenues for the first nine months of fiscal 2003 increased 12% over the comparable period of fiscal 2002. The increases principally reflect increased unit shipments of our ADSL modem solutions, and our communications and media processing solutions despite lower average selling prices on these products. In addition, revenues from sales of satellite set-top boxes have increased 70% on a comparable three month period and 123% on a comparable nine month period.

Net revenues for the third quarter of fiscal 2003 increased 8% compared to the immediately preceding quarter. We experienced record unit shipments of ADSL modem solutions, and we experienced the emergence of Sony as a major customer as they incorporate our products into their game console and personal computer products.

Gross Margin

	Three months ended
				Change from	Change from
	June 30,	March 31,	June 30,	March 2003	June 2002
(in millions)	2003	2003	2002	Quarter	Quarter

Gross margin	$65.0	$62.0	$57.8	5%	12%
Percent of net revenues	43%	44%	44%

	Nine months ended June 30,

	2003	2002	Change

Gross margin	$189.7	$145.6	30%
Percent of net revenues	44%	37%

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

Our gross margin for the third quarter of fiscal 2003 decreased 1% from the immediately preceding quarter and the third quarter of fiscal 2002 due to a slightly unfavorable product mix.

Our gross margins for the first nine months of fiscal 2003 compared with the similar period of fiscal 2002 reflect the elimination of the burden of our underutilized former manufacturing operations and the favorable impact of our cost reduction actions. Gross margins for the first nine months of fiscal 2003 also benefited from improved product mix and the redeployment of our product and test engineering teams—previously assigned to our former manufacturing operations—to product development efforts, with the associated costs classified as research and development expenses.

Our gross margin for the first nine months of fiscal 2003 and 2002 also benefited from the sale of inventories with an original cost of $10.9 million and $36.7 million, respectively, that we had written down to a zero cost basis during fiscal year 2001. Our gross margin for the third quarter of fiscal 2003 did not benefit from these inventory sales, while our gross margin for the third quarter of fiscal 2002 reflected a benefit of $14.5 million from sales of these inventories. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. Had we not previously written down the cost basis of these goods, our cost of goods sold would include the original cost of such goods, and our gross margin for the first nine months of fiscal 2003 would have been $178.8 million (41% of our net revenues) compared to $109.0 million (28% of our net revenues) for the first nine months of fiscal 2002, and our gross margin for the third fiscal quarter of 2002 would have been $43.3 million (33% of our net revenues). As of June 30, 2003, all such inventories have been scrapped or sold.

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

Research and Development

	Three months ended June 30,			Nine months ended June 30,

(in millions)	2003	Change	2002	2003	Change	2002

Research and development	$38.8	(4)%	$40.6	$117.8	2%	$115.3
Percent of net revenues	26%		31%	27%		30%

Our research and development (R&D) expenses consist principally of direct personnel costs, design automation costs, photomask and other costs for pre-production evaluation and testing of new devices and design and test tool costs.

The decrease in R&D expenses for the third quarter of fiscal 2003 compared to the similar period of fiscal 2002 primarily reflects lower headcount and personnel-related costs resulting from our fiscal 2002 expense reduction and restructuring actions.

The increase in R&D expenses for the first nine months of fiscal 2003 compared to the similar period in fiscal 2002 primarily reflects the higher costs of acquired technology and the inclusion for the fiscal 2003 period of costs associated with our product and test engineering teams, partially offset by headcount and personnel-related cost reductions resulting from our fiscal 2002 expense reduction and restructuring actions and from the contribution of the majority of our advanced process development efforts to Jazz in connection with the formation of Jazz in the second quarter of fiscal 2002.

Selling, General and Administrative

	Three months ended June 30,			Nine months ended June 30,

(in millions)	2003	Change	2002	2003	Change	2002

Selling, general and administrative	$22.9	(6)%	$24.3	$69.5	(5)%	$73.4
Percent of net revenues	15%		18%	16%		19%

Our selling, general and administrative (SG&A) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, real estate, information systems, customer service, sales, marketing, field application engineering and other services. The decrease in SG&A expenses for the three and nine month periods of fiscal 2003 compared to the similar periods of fiscal 2002 primarily reflects lower headcount and personnel-related costs resulting from our fiscal 2002 expense reduction and restructuring actions.

Amortization of Intangible Assets

	Three months ended June 30,			Nine months ended June 30,

(in millions)	2003	Change	2002	2003	Change	2002

Amortization of intangible assets	$0.9	(79)%	$4.4	$2.5	(84)%	$15.4
Percent of net revenues	nm		3%	nm		4%

nm = not meaningful

The lower amortization expenses in the three and nine month periods of fiscal 2003 primarily resulted from the adoption of SFAS 141 and SFAS 142 as of the beginning of fiscal 2003. SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Upon adoption, we evaluated our existing goodwill and intangible assets against the new criteria, which resulted in certain intangible assets with a carrying value of $0.4 million being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that we no longer amortize goodwill into our results of operations. Instead, goodwill must be tested at least annually for impairment and written down when impaired. We expect that amortization of intangible assets will be approximately $3.4 million for fiscal 2003.

During the second quarter of fiscal 2003, we completed the transition impairment test of our goodwill (as of the beginning of fiscal 2003) required by SFAS 142. Management determined that it has a single reporting unit (as defined in SFAS 142). For purposes of the impairment test, the fair value of the reporting unit was determined considering both an income approach and a market approach. Management determined that the recorded value of its goodwill at the transition date was not impaired. See Note 1 of Notes to Consolidated Condensed Financial Statements for further information. In addition, future periodic impairment tests may result in significant writedowns of the value of goodwill.

Special Charges

Special charges consist of the following:

	Three months ended June 30,			Nine months ended June 30,

(in millions)	2003	Change	2002	2003	Change	2002

Asset impairments	$5.6	nm	$0.5	$8.1	nm	$13.5
Restructuring charges	—	nm	13.8	1.9	nm	16.1
Separation costs	—	nm	0.4	—	nm	0.5
Other special charges	0.9	nm	—	3.6	nm	—

	$6.5	nm	$14.7	$13.6	nm	$30.1

nm = not meaningful

Asset Impairments

For a discussion of our asset impairment charges, see Note 7 of Notes to Consolidated Condensed Financial Statements.

Restructuring Charges

In fiscal 200l and 2002, we implemented a number of cost reduction initiatives to improve our operating cost structure. For a discussion of our cost reduction initiatives and activity under our restructuring plans, see Note 7 of Notes to Consolidated Condensed Financial Statements.

Through June 30, 2003, we have paid an aggregate of $24.6 million in connection with our restructuring plans and we have a remaining accrued restructuring balance aggregating $10.3 million. We expect to pay a majority of the amounts accrued for the workforce reductions during the remainder of fiscal 2003 and we expect to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which principally expire through fiscal 2005. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact our liquidity.

Separation Costs

Separation costs for the first nine months of fiscal 2002 consist of costs related to the Company’s divestiture of its Newport Beach wafer fabrication operations.

Other Special Charges

Other special charges for fiscal 2003 principally consist of a $2.7 million loss on the sale of certain semiconductor test equipment.

Gain on Debt Extinguishment

During the first nine months of fiscal 2003, we purchased $100.0 million principal amount of our 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in a net gain of $42.0 million.

Other Income (Expense), Net

	Three months ended June 30,			Nine months ended June 30,

(in millions)	2003	Change	2002	2003	Change	2002

Other income (expense), net	$0.5	110%	$(5.6)	$(40.8)	99%	$(20.5)
Percent of net revenues	nm		(4)%	(9)%		(5)%

Other income (expense), net, for the first nine months of fiscal 2003 is comprised primarily of $34.4 million of write-downs of certain non-marketable investments, $21.4 million of interest expense on our convertible subordinated notes, and a $1.8 million decrease in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes, partially offset by $13.1 million of interest income and a $5.2 million gain on the sale of our investment in Pictos. Interest expense on our convertible subordinated notes was lower in the three months ended June 30, 2003 due to the repurchase of $100.0 million principal of our 4% convertible subordinated notes in March and April 2003. We adjust the carrying value of the 15% convertible senior subordinated notes to estimated fair value each period, with changes in the fair value of the conversion right included in other income (expense).

Other income (expense), net, for the first nine months of fiscal 2002 is comprised primarily of $23.6 million in interest expense on our convertible subordinated notes and a $7.7 million write-down of certain non-marketable investments, partially offset by $7.6 million of interest income on invested cash balances, and gains on sales of assets.

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

As a result of the restructuring of the financing agreements with Skyworks and the cash contribution to Mindspeed in June 2003, we expect that our interest income will continue to be lower than the fiscal 2003 first quarter’s level.

Additionally, changes in the fair values of the conversion right under the Skyworks 15% convertible senior subordinated notes and the Mindspeed warrant may significantly affect our future other income (expense) (either favorably or unfavorably) based upon fluctuations in the respective market prices of the underlying common stocks of Skyworks and Mindspeed.

Provision (Benefit) for Income Taxes

We recorded income tax expense of $1.2 million and an income tax benefit of $2.5 million for the nine months ended June 30, 2003 and 2002, respectively, reflecting taxes imposed on our foreign subsidiaries, which in 2002 was offset by a domestic tax refund. No income tax benefit was recorded for domestic losses incurred during the nine months ended June 30, 2002 due to uncertainty regarding future realization of such benefits. No income tax expense was recorded with respect to our domestic results for the nine months ended June 30, 2003 as they will be offset by net operating loss carryovers that have not been previously recognized. We expect this will continue for the remainder of fiscal 2003, and as result, we expect our income tax provision for fiscal 2003 to be approximately $1.5 million consisting primarily of income taxes related to our foreign operations.

As of September 30, 2002, we had a valuation allowance of approximately $392.0 million for the deferred tax assets that we do not expect to realize through the reduction of future income tax payments. We believe the remaining portion of our deferred tax assets will be realized based on our current expectations of future earnings and tax planning strategies available to us. We evaluate the realizability of our deferred tax assets quarterly and in the event that we determine that we will not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged or credited to income in the period such determination is made.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $86.2 million during the first nine months of fiscal 2003. Cash used in operating activities was $19.0 million for the first nine months of fiscal 2003, compared to cash provided by operating activities of $25.4 million for the comparable period in fiscal 2002. Operating cash flows for the fiscal 2003 period reflect our loss from continuing operations of $13.7 million, offset by net non-cash charges of $31.5 million, and net increase in working capital of $36.9 million. The working capital changes principally consist of a $16.2 million increase in inventories, a $22.4 million increase in accounts receivable, and a $5.0 million decrease in accounts payable.

Cash provided by investing activities of $184.9 million for the first nine months of fiscal 2003 includes the $170.0 million debt repayment from Skyworks, offset by $35.0 million advanced earlier to Skyworks under the credit facility. Investing cash flows also included proceeds from the sale of assets of $3.2 million, proceeds from the sale of our Pictos investment of $12.1 million, and net sales of marketable securities of $59.4 million, offset by capital expenditures of $13.6 million, purchase of a business for $6.8 million, and investments of $4.5 million. Cash provided by investing activities of $132.6 million in the first nine months of fiscal 2002 principally consisted of $76.8 million of net sales of marketable securities and $71.7 million in proceeds from the sale of assets, partially offset by capital expenditures of $11.8 million and payments for acquisitions and investments of $4.1 million.

Cash used in financing activities of $49.1 million for the first nine months of fiscal 2003 consisted of payments of $56.4 million to repurchase $100.0 million principal amount of our 4% convertible subordinated notes due 2007, partially offset by $7.3 million in proceeds from the exercise of stock options. Cash provided by financing activities of $14.9 million for the first nine months of fiscal 2002 consisted of proceeds from the exercise of stock options.

See Note 4 of Notes to the Consolidated Condensed Financial Statements for detail of the repayment of cash advances and Term Notes to Skyworks and the exchange into the Skyworks 15% convertible senior subordinated notes. As of June 30, 2003 the estimated fair value of the 15% convertible senior subordinated notes was approximately $44.0 million. We may sell all or part of the 15% convertible senior subordinated notes or shares underlying the notes as needed to meet our liquidity requirements.

Cash used in the discontinued operations of Mindspeed for the nine months of 2003 was $203.0 million, which includes the approximately $100.0 million of cash provided to them as part of the Mindspeed Spin. Cash used in discontinued operations for the nine months of 2002 of $216.3 million represents the funding of the discontinued wireless communication and Mindspeed Technologies businesses.

As of June 30, 2003, our principal sources of liquidity are our existing cash reserves and short-term investments (including the Skyworks 15% convertible senior subordinated notes) and cash generated from product sales. Combined cash and cash equivalents, short-term investments and Skyworks 15% convertible senior subordinated notes at June 30, 2003 totaled $163.5 million compared to $440.5 million at September 30, 2002. Our working capital at June 30, 2003 was $216.3 million compared to $441.2 million at September 30, 2002. The overall working capital change principally reflects cash used in operations, cash payments to repurchase debt, and cash used in the discontinued operations of Mindspeed.

In connection with the Mindspeed Spin in June 2003, we entered into a senior secured revolving credit facility with Mindspeed, pursuant to which Mindspeed may borrow up to $50.0 million from us for working capital and general corporate purposes. Mindspeed may borrow under the credit facility only to restore its cash balance to $25.0 million. The credit facility is available through June 29, 2007.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures and other capital requirements, including our commitment under the credit facility with Mindspeed, for at least the next twelve months. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Recent Accounting Standards

See Note 1 of Notes to Consolidated Condensed Financial Statements.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to allowances for doubtful accounts, inventories, long-lived assets, income taxes, restructuring costs and litigation. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. Detailed information on these critical accounting policies is included on pages 48 and 49 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, and on pages 29 and 30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. Management believes that at June 30, 2003, there has been no material change to this information.

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

Except where otherwise noted, the financial information contained herein represents our continuing operations, excluding the discontinued wireless communications business and the Mexicali Operations, and excluding the discontinued Mindspeed Technologies business.

We have recently incurred substantial operating losses.

We incurred a loss from continuing operations of $13.7 million in the first nine months of fiscal 2003 compared to a loss of $117.1 million in the first nine months of fiscal 2002. We incurred losses from continuing operations of $143.8 million in fiscal 2002 and $648.2 million in fiscal 2001.

During the past ten fiscal quarters, we implemented a number of expense reduction and restructuring initiatives to improve our operating cost structure. While our continuing business achieved income from continuing operations in the third fiscal quarter of 2003, we cannot assure you as to whether we will be able to sustain such profitability.

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

We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance. The loss of the services of one or more of our key employees, including Dwight W. Decker, our Chairman and Chief Executive Officer, Matthew Rhodes, our President, or certain key design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 41% and 40% of our net revenues for fiscal 2002 and the first nine months of fiscal 2003, respectively. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

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

For fiscal 2002 and the first nine months of fiscal 2003, approximately 89% and 90%, respectively, of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and European countries. In addition, we have design centers and suppliers located outside the United States, including the Skyworks assembly and test facility in Mexico and assembly and test service providers and foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

The trading price of our common stock fluctuates significantly. The trading price may be influenced by many factors, including:

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies and processes. At times we incorporate the intellectual property of our customers into our designs, and we have obligations with respect to the non-use and nondisclosure of their intellectual property. In the past, we have engaged in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We may engage in future litigation on similar grounds, which may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. We cannot assure you that:

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

Our former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. In connection with our spin-off from Rockwell, we assumed all liabilities in respect of environmental matters related to the former operations of our business. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us. In addition, we are engaged in remediations of groundwater contamination at our former Newport Beach, California wafer fabrication facility. We currently estimate the remaining costs for these remediations to be approximately $2.2 million and have accrued for these costs as of June 30, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, marketable debt securities, the Skyworks 15% convertible senior subordinated notes, the Mindspeed warrant, equity securities and our long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and we limit the amount of our credit exposure to any one issuer.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2003, the carrying value of our cash and cash equivalents approximates fair value. Our marketable debt securities (consisting of commercial paper, corporate bonds and government securities) principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. Marketable equity securities are subject to equity price risk. As of June 30, 2003, a 10% adverse change in equity prices would result in a $0.4 million decrease in the fair value of our marketable equity securities.

We hold Skyworks 15% convertible senior subordinated notes having an aggregate principal amount of $45 million. The conversion right is considered an “embedded derivative” for financial accounting purposes and the value of the Skyworks 15% convertible senior subordinated notes is subject to significant risk related to changes in the market price of Skyworks’ common stock. As of June 30, 2003, a 10% decrease in the market price of Skyworks’ common stock would not have an effect on the fair value of the Skyworks 15% convertible senior subordinated notes. The Skyworks 15% convertible senior subordinated notes are also subject to interest rate risk.

We received the 15% convertible senior subordinated notes from Skyworks in exchange for the remaining $45 million principal amount of the Term Notes (originally delivered to us by Skyworks in payment of the purchase price for our Mexicali assembly and test facility). We do not purchase derivative financial instruments for speculative or investment purposes.

We hold a warrant to purchase 30 million shares of common stock of Mindspeed. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of June 30, 2003, a 10% decrease in the market price of Mindspeed’s common stock would decrease the fair value of this warrant by approximately $9.5 million.

We classify all of our marketable debt and equity securities, including the Skyworks 15% convertible senior subordinated notes and the Mindspeed warrant, as available-for-sale securities. As of June 30, 2003, the carrying value of these securities included net unrealized losses of $0.2 million.

Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our financial instruments as of June 30, 2003:

(in millions)	Carrying Value	Fair Value

Cash and cash equivalents	$74.9	$74.9
Marketable debt securities	40.4	40.4
Skyworks 15% convertible senior subordinated notes	44.0	44.0
Marketable equity securities	4.2	4.2
Mindspeed warrant	89.0	89.0
Long-term debt	581.8	473.8

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, we seek to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At June 30, 2003, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at June 30, 2003, a 10 percent change in currency rates would not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The following disclosure is being provided in accordance with the Securities and Exchange Commission’s filing guidance regarding the provision of notice to the Commission of certain information relating to a pension fund blackout period pursuant to new Item 11 of Form 8-K.

On May 14, 2003, Conexant sent a notice to its directors and executive officers informing them that two blackout periods for the Conexant Systems, Inc. Retirements Savings Plan and the Conexant Systems, Inc. Hourly Employees’ Savings Plan (the Plans) would be imposed in connection with the Mindspeed Spin. During the Conexant Stock Distribution blackout period, which began on June 13, 2003 and ended on July 10, 2003, the participants in the Plans were unable to receive actual distributions of Conexant common stock from the Conexant Stock Funds in the Plans. During the Conexant Stock Funds blackout period, which began on June 26, 2003 and ended on July 10, 2003, the participants in the Plans were unable to direct or diversify investments into or out of the Conexant Stock Funds in the Plans.

Under new Regulation BTR – Blackout Trading Restriction, Conexant’s directors and executive officers were prohibited from purchasing, selling, or otherwise acquiring or transferring any Conexant common stock or options (including grants or exercise of options for Conexant common stock) during the Conexant Stock Distribution blackout period and the Conexant Stock Funds blackout period.

Any questions regarding the blackout notice were directed to Jasmina Theodore Boulanger, Conexant Systems, Inc., 4311 Jamboree Road, Newport Beach, California 92660, telephone: 949-483-3223.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1	Distribution Agreement dated as of June 27, 2003 by and between the Company and Mindspeed, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.2	Employee Matters Agreement dated as of June 27, 2003 by and between the Company and Mindspeed, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.3	Tax Allocation Agreement dated as of June 27, 2003 by and between the Company and Mindspeed, filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.4	Credit Agreement dated as of June 27, 2003 by and among Mindspeed, the subsidiaries of Mindspeed from time to time parties thereto and the Company, filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

99	Written Statement of Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K

Current Report on Form 8-K dated April 17, 2003, furnishing the Company’s press release dated April 17, 2003, announcing its financial results for the quarter ended March 31, 2003 (Items 7 and 12).

Current Report on Form 8-K dated July 1, 2003 reporting the completion of the spin off transaction of Mindspeed Technologies, Inc. (Items 2 and 7).

Current Report on Form 8-K dated July 24, 2003, furnishing the Company’s press release dated July 24, 2003, announcing its financial results for the quarter ended June 30, 2003 (Items 7 and 12).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC.
(Registrant)

Date: August 6, 2003	By	/s/ J. Scott Blouin J. Scott Blouin
Senior Vice President and
Chief Financial Officer
(principal financial officer)

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

Dated: August 6, 2003

/s/ Dwight W. Decker Dwight W. Decker
Chairman of the Board and
Chief Executive Officer

               I, J. Scott Blouin, Senior Vice President and Chief Financial Officer of Conexant Systems, Inc., certify that:

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

Dated: August 6, 2003

/s/ J. Scott Blouin J. Scott Blouin
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

10.1	Distribution Agreement dated as of June 27, 2003 by and between the Company and Mindspeed, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.2	Employee Matters Agreement dated as of June 27, 2003 by and between the Company and Mindspeed, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.3	Tax Allocation Agreement dated as of June 27, 2003 by and between the Company and Mindspeed, filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.4	Credit Agreement dated as of June 27, 2003 by and among Mindspeed, the subsidiaries of Mindspeed from time to time parties thereto and the Company, filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

99	Written Statement of Chief Executive Officer and Chief Financial Officer.