Form 10-K
period 2003-09-30
CONEXANT SYSTEMS INC
filed 2003-12-03
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003*

Commission file number: 000-24923

CONEXANT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	25-1799439 (I.R.S. Employer Identification No.)

4000 MacArthur Boulevard Newport Beach, California (Address of principal executive offices)	92660-3095 (Zip code)

Registrant’s telephone number, including area code: (949) 483-4600

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value Per Share
(including associated Preferred Share Purchase Rights)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based on the closing price as reported on the Nasdaq National Market on March 28, 2003) was approximately $386.4 million. Shares of voting stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of November 28, 2003 was 277,540,412.

Documents Incorporated by Reference

     Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareowners to be held on February 25, 2004, are incorporated by reference into Part III of this Form 10-K.

*	For presentation purposes of this Form 10-K, references made to the September 30, 2003 period relate to the actual fiscal year ended October 3, 2003.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains statements relating to future results of Conexant Systems, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products; demand for and market acceptance of new and existing products; successful development of new products; the timing of new product introductions; the availability of manufacturing capacity; pricing pressures and other competitive factors; changes in our product mix; fluctuations in manufacturing yields; product obsolescence; our ability to develop and implement new technologies and to obtain protection of the related intellectual property; our ability to attract and retain qualified personnel; the uncertainties of litigation; costs related to our proposed merger with GlobespanVirata, Inc.; failure to obtain required approvals of the merger by the Conexant and GlobespanVirata shareholders; risks that the closing of the merger is substantially delayed or that the merger does not close; and the risk that our and GlobespanVirata’s businesses will not be successfully integrated, as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General

Conexant Systems, Inc. (we, Conexant or the Company) designs, develops and sells semiconductor system solutions for use in products driving broadband digital home information and entertainment applications. Our solutions connect the client, or end-customer, side of personal communications access products such as personal computers (PCs), set-top boxes, and game consoles to audio, video, voice and data services over broadband and dial-up Internet connections. In addition, our media processing products enable the capture, display, storage, playback and transfer of audio and video content in applications throughout the digital home and small office environments.

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

On June 27, 2003, we completed the distribution to our shareholders of all outstanding shares of our wholly owned subsidiary Mindspeed Technologies, Inc. (Mindspeed), to which we contributed our Internet infrastructure business, including the stock of certain subsidiaries, and certain other assets and liabilities, including $100.0 million in cash (hereinafter, the Mindspeed Spin). In the Mindspeed Spin, Conexant shareholders received one share of Mindspeed common stock for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares. Mindspeed issued us a warrant to purchase 30 million shares of Mindspeed common stock, representing approximately 20 percent of Mindspeed’s outstanding common stock on a fully diluted basis. The warrant is exercisable for a period of ten years, commencing one year after the completion of the Mindspeed Spin, at an exercise price of $3.408 per share. The warrant, at fair value, is recorded as a long-term asset on our consolidated balance sheet. Additionally, we entered into a senior secured revolving credit facility pursuant to which Mindspeed may borrow up to $50.0 million for working capital and general corporate purposes.

On June 25, 2002, we completed the distribution to our shareholders of outstanding shares of our wholly owned subsidiary Washington Sub, Inc. (Washington), to which we contributed our wireless communications business, other than certain assets and liabilities which we retained. (the Spin-off Transaction). Immediately thereafter, Washington merged with and into Alpha Industries, Inc. (Alpha), with Alpha the surviving corporation (the Merger). As a result of the Spin-off Transaction and the Merger, Conexant shareholders received 0.351 of a share of Alpha common stock for each Conexant share held and the Conexant shareholders continued to hold their Conexant shares. Upon completion of the Merger, Alpha and its subsidiaries purchased our semiconductor assembly and test facility located in Mexicali, Mexico and our package design team that supports the Mexicali facility (together, the Mexicali operations) for $150 million. Effective June 26, 2002, Alpha changed its name to Skyworks Solutions, Inc. (Skyworks).

In March 2002, we and The Carlyle Group formed a new specialty foundry company named Jazz Semiconductor, Inc. (Jazz). We contributed our Newport Beach, California wafer fabrication operations and related assets and liabilities and certain intellectual property to Jazz in exchange for $19.3 million in cash and a 45% equity interest in Jazz, having an estimated fair value of $42.5 million. In fiscal 2003, another party made an additional investment in Jazz thereby reducing our equity interest to 39%. We also entered into a long-term supply arrangement with Jazz under which it provides capacity to meet a portion of our requirements for complementary metal-oxide semiconductor (CMOS) and specialty-process wafer fabrication services and we agreed to purchase certain minimum annual volumes of wafers during the first three years of the supply agreement. We purchase a substantial portion of our requirements for silicon-based semiconductor products from Jazz.

On November 3, 2003, we entered into a definitive merger agreement with GlobespanVirata, Inc., a provider of broadband communications solutions for consumer, enterprise, personal computer and service provider markets. In the merger, GlobespanVirata shareholders will receive 1.198 shares of our common stock for each share of GlobespanVirata common stock. This transaction will be accounted for under the purchase method of accounting with Conexant as the acquiror for accounting purposes. The closing of this transaction is subject to customary regulatory and shareholder approvals. We expect that the transaction will close in the quarter ending March 31, 2004.

During fiscal 2003 we completed our strategic transformation from a broad-based communications semiconductor supplier into a focused supplier of broadband access and media processing solutions for applications for the broadband digital home.

Except where otherwise noted, the financial information contained herein represents our continuing operations, excluding the discontinued wireless communications business, Mexicali Operations and the Mindspeed Technologies business.

Our net revenues in fiscal 2003 and 2002 were $600.0 million and $521.7 million, respectively. We incurred net losses of $705.3 million in fiscal 2003 and $880.8 million in fiscal 2002. These losses include losses from discontinued operations of $728.9 million in fiscal 2003 and $737.0 million in fiscal 2002. As a result of our cost reduction initiatives, including the closure of certain facilities, in fiscal 2003 and 2002 we recorded special charges of $18.4 million and $30.5 million, respectively, for asset impairments and restructuring and other costs. We achieved income from continuing operations of $23.6 million in fiscal 2003 and a loss from continuing operations of $143.8 million in fiscal 2002.

Our Strategy

Our strategy is to create a portfolio of technologies which, in various combinations, can be integrated to create solutions for broadband digital home products that improve consumer entertainment and productivity applications. Improvements may take the form of convenience, portability, cost reductions, size, power or space savings, ease of installation, versatility or enabling functionality that would otherwise be economically impractical. Key elements in our strategy include the following:

Target High-Growth Communications Markets

An important aspect of our strategy is to identify segments of the broadband digital home marketplace offering the potential for high growth and to develop semiconductor system solutions for applications in these markets.

Focus on System Solutions

We seek to capitalize on our design capabilities and communications systems knowledge and experience by providing suppliers of personal communications and media processing products with complete semiconductor system solutions. High levels of integration enhance the benefits of our products by reducing production costs through fewer external components, reduced power consumption, reduced board space and improved system assembly yields. These semiconductor system solutions provide our original equipment manufacturer (OEM) and original design manufacturer (ODM) customers with hardware, software and, in many cases, a complete reference design.

Leverage Our Core Technology

We deploy technology building blocks such as digital signal processors, mixed-signal processing cores and software modules across multiple product platforms. This technology reuse creates economies of scale in research and development and facilitates a reduction in the time-to-market for key products. As we extend our own core technology portfolio and, in parallel, seek alliances to gain access to emerging intellectual property, we will seek to maintain our agility and flexibility to meet changing market and technology requirements.

Build Upon Strategic Customer Relationships

We believe a business partnership approach yields maximum value to the customer through multilevel organizational engagement and product roadmap alignment. Further, we believe that the strength of our relationships with leading customers in each of our markets is a competitive advantage that enables us to more effectively target our research and development investments. We have demonstrated our success in building strategic customer relationships within our long-standing dial-up modem customer base. Our relationships have helped to provide us with rapid feedback from our customers during the design process and have increased the likelihood that our products satisfy our customers’ cost and performance requirements.

Operate as a Fabless Semiconductor Company

We operate as a fabless semiconductor company and outsource all of our manufacturing needs. This allows us to focus our resources on the design, development and marketing of our products while minimizing operating infrastructure and capital requirements. As a result, we maintain maximum flexibility in operations so that we can more rapidly adapt to changes in our customers’ needs and our target markets. We enter into strategic agreements with third parties, including Jazz and Skyworks, to gain access to wafer fabrication capacity, including the advanced process technologies, and assembly and test services we require.

Our Business

We design, develop and sell semiconductor system solutions for use in products driving broadband digital home information and entertainment applications. Our expertise in mixed-signal processing allows us to deliver semiconductor devices and integrated systems that connect the client, or end-customer, side of personal communications access products such as PCs, set-top boxes, residential gateways and game consoles to audio, video, voice and data services over broadband wireline communications networks, including asynchronous digital subscriber line (ADSL), cable and ethernet, over wireless local area networks and over direct broadcast satellite, terrestrial and fixed wireless systems. Our dial-up access products include a broad portfolio of modem chipsets and software for desktop and notebook PC applications as well as embedded equipment applications including fax machines, multifunction peripherals (MFPs), point-of-sale (POS) terminals, set-top boxes, gaming consoles and Internet terminals. Our media processing solutions include a variety of broadcast audio and video decoder and encoder devices that enable the capture, display, storage, playback and transfer of audio and video in digital home and small office environment products such as PCs, set-top boxes, gaming consoles, personal video recorders and digital versatile disk (DVD) applications. We operate in one business segment.

Dial-Up Access Solutions

Our dial-up access products consist of Internet access solutions including 56 kilobits per second (Kbps) dial-up modem chipsets utilizing the V.90 and V.92 standards. We supply mixed-signal intensive, controllerless modem chipsets and software modem solutions that take advantage of the increasing power of PC central processors and use software to perform functions traditionally enabled by semiconductor components. In addition, we have extended sales of our modem portfolio beyond PC-related products to other end-user products and we offer embedded modem solutions for a host of products including fax machines, MFPs, POS terminals, set-top boxes, personal digital assistants (PDAs), and Internet appliances including Internet-connected televisions, digital picture frames, gaming consoles and web phones.

During fiscal 2003, we acquired the soft modem business of PCTEL, Inc. (PCTEL), which enhances our portfolio of soft modem products. We also cross-licensed certain PCTEL technology, strengthening both companies’ intellectual property portfolios.

Broadband Data Access Solutions

Our broadband data access business is comprised of semiconductor solutions that connect personal communications access devices to broadband networks. Our portfolio of ADSL and cable modem semiconductor system solutions permits high speed transmission of data, voice, audio and video over existing standard copper wire telephone lines and cable operators’ coaxial cable facilities. Additionally, our portfolio includes networking processor semiconductor solutions that enable the networking of several computing or communications devices to share broadband access as well as media content.

During fiscal 2003, we increased unit shipments of our entire Broadband Data Access product portfolio led by continuing worldwide ADSL Customer Premises Equipment (CPE) deployments, notably in Korea, China and in Europe. Our highly integrated single-package ADSL CPE modem provided a cost-effective and highly interoperable solution for our customers around the world, many of whom were ODM customers who had benefited from our high levels of service and support when they began to market their dial-up modem products in the past. Our engineering support includes our advanced software-based development tools which allow ODMs, service providers and telecom companies to analyze, configure and troubleshoot their ADSL networks remotely, saving precious time and expense.

Early in fiscal 2003, we introduced our single-package cable modem solution containing an embedded microprocessor-based media access controller for North American Data Over Cable Service Interface Specification (DOCSIS), European DOCSIS and digital video broadcasting (DVB) applications. Later in the year, we introduced our single-chip silicon-based digital tuner, which supports both DOCSIS and DVB/Digital Audio Visual Council (DAVIC) standards for computer cable modems and set-top boxes. This device seamlessly interfaces with our digital cable transceiver solutions. Our cable modem technology is capable of delivering data, video, telephony and Internet access over existing coaxial cable networks at speeds up to 1,000 times faster than a standard voiceband analog modem. In addition, our solution supports the Peripheral Component Interconnect (PCI), Universal Serial Bus (USB) and Ethernet interfaces for connection with a PC and has successfully completed the rigorous North American CableLabs and European tComLabs certifications with numerous customers. These certifications give consumers and cable operators the assurance that systems comply with DOCSIS specifications and will be interoperable among multiple cable modem vendors.

To support the distribution of broadband content throughout the digital home, we offer home networking products that enable personal communications devices to share data, voice, audio and video using existing telephone line, coaxial cable, power line and wireless links. We have developed a portfolio of home network processors which can be used at the core of a variety of devices, such as residential gateways, that consumers may use to access the Internet and share content using a wide range of existing and emerging connectivity technologies to link a network of home PCs and peripheral devices. In addition to connecting broadband services to networks inside the home, these processors offer processing power sufficient to implement a full-featured Statefull Packet Inspection (SPI)-based firewall. The importance of a secure firewall is greater than ever with the increasing use of “always on” Internet access in both the home and small office environments. The scalable system architecture of our home network processor product portfolio has also enabled digital voice terminals for voice-over-internet protocol applications, internet protocol-media terminals for video distribution, wireless data networking and other emerging connectivity applications.

We have also developed physical layer (PHY) and analog front-end (AFE) products to support networking in the home. In fiscal 2003, we introduced a highly integrated, single-chip HomePlug semiconductor solution for Ethernet bridges, HomePlug wireless bridges and routers, and a variety of embedded applications such as media adaptors for PCs. HomePlug powerline technology uses the existing home electrical wiring to network devices such as PCs, providing Internet access and home connectivity through power outlets within the home. And because this solution was designed using our building block software platform approach, our HomePlug device can also be combined with Conexant’s home network processors, ADSL and cable modem solutions to allow designers to seamlessly incorporate HomePlug technology into a variety of multi-functional products.

Broadband Media Access Solutions

Our broadband media access business offers an extensive portfolio of components and system level solutions enabling digital cable, satellite and terrestrial set-top boxes as well as an extensive suite of components and system level solutions for a wide range of major video applications ranging from standard and high-definition video to interactive consumer entertainment services delivered through set-top boxes, PCs, digital video recorders (DVRs) and game consoles.

A typical set-top box is comprised of front-end components and back-end components. Among the front-end components, tuners and demodulators are designed to receive and prepare signals from a satellite, cable or terrestrial network and back-channel modems are used to communicate with the service provider. In the back-end, integrated Motion Picture Experts Group (MPEG) decoders are designed to process the audio and video signals and to control the set-top box application software while video encoders format the video signal for display on an analog television.

In fiscal 2003 we built upon our customer relationships established through our leadership front-end products to win back-end product opportunities. We introduced and began shipments of our new single-chip solution incorporating demodulation, MPEG processing, audio and video outputs, graphic processing, back-channel communications capability and a control processor. Combined with one of our silicon tuner devices, this product offers a complete cost-effective set-top box solution for satellite, cable and terrestrial networks. In fiscal 2003 we also introduced and began shipping our new complete solution for cable set-top boxes, developed in conjunction with Motorola. In addition, we introduced fourth-generation highly-integrated satellite set-top box silicon tuner and demodulator component products, offering our customers a tightly integrated path for their next generation products. We also introduced our new octal phase shift keying (8PSK) demodulator for satellite networks employing this advanced modulation scheme. Late in fiscal 2003, we began sampling our new high-performance low-cost silicon germanium (SiGe) tuner.

Our digital video encoder integrated circuits (ICs) provide a combination of features, video performance and flexibility for today’s set-top box, PC video, DVD and other video systems. These video encoder ICs convert digital video stored on DVDs or on other digital media, or digitally transmitted to a set-top box, into the analog signals which drive both standard and high definition televisions. In addition, our line of stand-alone video decoders and integrated PCI video decoders combine worldwide video standard support, integration and software support. Our analog video decoders are designed to convert analog signals received by a set-top box, PC video system or other consumer electronic analog video device into digital streams that can be displayed by a digital video monitor or saved using a form of digital recording media.

As a result of our acquisition in fiscal 2002 of GlobespanVirata’s video compression business (iCompression), fiscal 2003 saw the emergence of our stand-alone MPEG video encoders and decoders as well as an accelerated pace of development of other advanced MPEG video products on our roadmap. This strategic acquisition enhanced our portfolio by adding MPEG-2 and advanced MPEG-4 digital media compression technologies, which we believe are important to our long-term product strategy in the PC and set-top box markets.

Research and Development

We have significant research, development, engineering and product design capabilities. At September 30, 2003, we had approximately 815 employees engaged in research and development activities at 16 design centers worldwide. Our design centers provide design engineering and product application support as well as after-sales customer service. The design centers are strategically located around the world to be in close proximity to our OEM customers and to take advantage of key technical and engineering talent.

We incurred research and development expenses of $159.4 million, $156.4 million and $175.0 million in fiscal 2003, 2002 and 2001, respectively.

Manufacturing

In 2002, we contributed our Newport Beach, California wafer fabrication operations to Jazz, a joint venture in which we hold a minority ownership, and we contributed our Newbury Park, California gallium arsenide wafer fabrication facility to Washington as part of the Spin-off Transaction and the Merger. These transactions completed our transition to a fully fabless business model.

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

To obtain external wafer manufacturing capacity, we entered into a five-year supply arrangement with Jazz in March 2002 under which we purchase a substantial portion of our requirements for silicon wafers. During the first two years of our supply arrangement with Jazz, our cost of wafers is an amount which approximates our historical cost. Thereafter, the cost of wafers will be based on market prices. Additionally, we are obligated to purchase (and Jazz is obligated to supply) certain minimum annual volumes of wafers during the first three years of the arrangement. In the event our actual wafer purchases are less than the required minimum volumes, we will be required to make additional payments to Jazz. Our expected minimum purchase obligations under the supply agreement with Jazz, net of a portion of the wafer purchase obligations assumed by a third party, will be approximately $43.0 million and $14.0 million in fiscal 2004 and 2005, respectively. Our arrangements with other foundries generally do not provide us with any guaranteed levels of supply.

Upon completion of the Spin-off Transaction and the Merger, Skyworks purchased our Mexicali, Mexico assembly and test facility. We use third parties, including Skyworks, for the assembly and test of all of our products. We entered into a three-year supply agreement with Skyworks in June 2002, under which Skyworks provides us semiconductor assembly and test services at our former Mexicali, Mexico facility. Under this supply agreement, we have minimum purchase obligations of $26.6 million and $10.9 million with Skyworks in fiscal 2004 and 2005, respectively.

We currently anticipate meeting the annual minimum purchase obligations under the long-term supply agreements with both Jazz and Skyworks.

Customers, Marketing and Sales

We market and sell our semiconductor products and system solutions directly to leading OEMs of communication electronics products and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs.

Sales to distributors accounted for approximately 40% of our fiscal 2003 net revenues. In fiscal 2003, one distributor accounted for 11% of our net revenues and no other customer accounted for 10% or more of our net revenues. Our top 20 customers accounted for 73% of our fiscal 2003 net revenues.

Our top five direct OEM customers in fiscal 2003 were Hewlett-Packard, Matsushita Electric Industrial Co. Ltd., Microsoft Corporation, Samsung Electronics Co., Ltd., and Thomson Corporation. We believe that significant indirect OEM customers include Apple Computer, Inc., Dell Computer Corporation, Motorola, Inc. and Sony Corporation.

Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe were 12%, 80% and 8%, respectively, of our net revenues in fiscal 2003. We believe a substantial portion of the products we sell to

OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe. See Note 17 of Notes to Consolidated Financial Statements.

We have a worldwide sales organization comprised of approximately 172 employees as of September 30, 2003, with 9 domestic and 8 international sales offices. To complement our direct sales and customer support efforts, we also sell our products through approximately 15 independent manufacturers’ representatives and approximately 34 distributors and dealers. In addition, our design and applications engineering staff is actively involved with customers during all phases of design and production and provides customer support through our worldwide sales offices, which are generally in close proximity to customers’ facilities.

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products, with such purchase orders officially acknowledged by us according to our own terms and conditions. Because industry practice allows customers to cancel orders with limited advance notice to us prior to shipment, we believe that backlog as of any particular date is not indicative of our future revenue levels.

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

We compete primarily with Agere Systems, Inc., Analog Devices, Inc., Broadcom Corporation, Centillium Communications, Inc., GlobespanVirata, Inc., Infineon Technologies A.G., LSI Logic Corporation, Microtune, Inc., Philips Electronics N.V., Samsung Electronics Co. Ltd., STMicroelectronics N.V. and Texas Instruments Incorporated.

Intellectual Property and Proprietary Rights

We own or license a number of United States and foreign patents and patent applications related to our products, processes and technologies. We also cross license portions of our intellectual property and are also cross-licensed under a number of intellectual property portfolios in the industry that are relevant to our technologies and products. We have filed and received federal and international trademark registrations of our Conexant trademarks. In addition, we have registered or applied to register a number of additional trademarks applicable to our products. We believe that intellectual property, including patents, patent applications, licenses and trademarks are of material importance to our business. In addition to protecting our proprietary technologies and processes, we constantly strive to strengthen and enhance our intellectual property portfolio. We use the portfolio to seek licensing opportunities, to negotiate cross-licenses with other intellectual property portfolios, to gain access to intellectual property of others and to avoid, defend against, or settle litigation. While in the aggregate our patents, patent applications, licenses and trademarks are considered important to our operations, they are not considered of such importance that the loss or termination of any one of them would materially affect our business or financial condition.

Various claims of patent infringement have been made against us. We believe that none of these claims will have a material adverse effect on our financial position or results of operations. In connection with our spin-off from Rockwell, we assumed all liabilities in respect of intellectual property matters related to current and former operations of Semiconductor Systems.

Environmental Regulation

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had, and will continue to have, an impact on our former manufacturing operations. To date, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. See “Certain Business Risks — We may be liable for penalties under environmental laws, rules and regulations, which could adversely impact our business.”

We believe that our expenditures necessary for the resolution of environmental claims will not have a material adverse effect on our liquidity and capital resources, competitive position or financial condition. We cannot assess the possible effect of compliance with future requirements.

Cyclicality; Seasonality; Possible Significant Downturns

We operate in a highly cyclical industry. See “Certain Business Risks —We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.”

Sales of our products are subject to seasonal fluctuation related to the increase in sales of end-user products which include our products, such as PCs, set-top boxes, game consoles and facsimile machines, generally associated with the holiday season in December. Our sales of semiconductor products and system solutions used in these products generally increase beginning in August and September and continue at a higher level through the end of the calendar year.

Employees

As of September 30, 2003, we had approximately 1,450 employees. Approximately 915 of our employees are engineers. None of our employees are covered by collective bargaining agreements. We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly skilled and dedicated employees.

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

We have recently incurred substantial losses.

Our net revenues in fiscal 2003 were $600.0 million compared to $521.7 million in fiscal 2002 and $541.7 million in fiscal 2001. Although we had income from continuing operations of $23.6 million in fiscal 2003, we incurred losses from continuing operations of $143.8 million in fiscal 2002 and $660.9 million in fiscal 2001. Including our discontinued operations, we incurred net losses of $705.3 million in fiscal 2003, $880.8 million in fiscal 2002, and $1.4 billion in fiscal 2001.

Beginning in fiscal 2001, we have implemented a number of expense reduction and restructuring initiatives to improve our operating cost structure. While our continuing business has achieved income from continuing operations starting with the third quarter of fiscal 2003, we cannot assure you as to whether we will be able to sustain such profitability.

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

We are subject to intense competition.

The communications semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete worldwide with a number of United States and international semiconductor manufacturers that are both larger and smaller than us in terms of resources and market share. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted and is expected to continue to result in declining average selling prices for our products. We also anticipate that additional competitors will enter our markets as a result of expected growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in certain markets of the industry. Moreover, as with many companies in the semiconductor industry, customers for certain of our products offer other products that compete with similar products offered by us. Many of our competitors have certain advantages over us, such as significantly greater sales and marketing, manufacturing, distribution, technical and other resources.

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

We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance. The loss of the services of one or more of our key personnel, including Dwight W. Decker, our Chairman and Chief Executive Officer, F. Matthew Rhodes, our President, or certain key design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business.

If OEMs of communications electronics products do not design our products into their equipment, we will be unable to sell those products. Moreover, a design win from a customer does not guarantee future sales to that customer.

Our products are not sold directly to the end-user but are components of other products. As a result, we rely on OEMs of communications electronics products to select our products from among alternative offerings to be designed into their equipment. We may be unable to achieve these “design wins”. Without design wins from OEMs, we would be unable to sell our products. Once an OEM designs another supplier’s semiconductors into one of its product platforms, it will be more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer and we may be unable to convert design wins into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products if, for example, it or its own products are not commercially successful.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 40% of our net revenues for fiscal 2003. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

We are dependent upon third parties for the manufacture, assembly and test of our products.

We are entirely dependent upon outside wafer fabrication facilities (known as foundries), including Jazz, in which we hold a minority interest. Under our fabless business model, our long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. If the semiconductor industry experiences a shortage of wafer fabrication capacity in the future, we may experience delays in shipments or increased manufacturing costs.

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

Wafer fabrication processes are subject to obsolescence, and foundries may discontinue a wafer fabrication process used for certain of our products. In such event, we generally offer our customers a “last time buy” program to satisfy their anticipated requirements for our products. The unanticipated discontinuation of wafer fabrication processes on which we rely may adversely affect our revenues and our customer relationships.

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

Moreover, if we consummate such transactions, they could result in:

•	issuances of equity securities dilutive to our existing shareholders;

•	large initial one-time write-offs of in-process research and development;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	the potential loss of key employees from the acquired company;

•	amortization expenses related to intangible assets; and

•	the diversion of management’s attention from other business concerns.

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

We believe that our existing sources of liquidity together with cash expected to be generated from product sales will be sufficient to fund our operations, research and development, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case and we may need to obtain alternate sources of financing in the future. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

We are subject to the risks of doing business internationally.

For fiscal 2003, approximately 90% of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers and suppliers located outside the United States, including the Skyworks assembly and test facility in Mexico and assembly and test service providers and foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

•	currency exchange rate fluctuations;

•	local economic and political conditions;

•	disruptions of capital and trading markets;

•	restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	changes in legal or regulatory requirements;

•	difficulty in obtaining distribution and support;

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements;

•	tax laws; and

•	limitations on our ability under local laws to protect our intellectual property.

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

From time to time, we may enter into foreign currency forward exchange contracts to minimize risk of loss from currency exchange rate fluctuations for foreign currency commitments entered into in the ordinary course of business. We have not entered into foreign currency forward exchange contracts for other purposes. Our financial condition and results of operations could be affected (adversely or favorably) by currency fluctuations.

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

The foregoing factors are difficult to forecast, and these as well as other factors, could materially adversely affect our quarterly or annual operating results. If our operating results fail to meet the expectations of analysts or investors, it could materially and adversely affect the price of our common stock and other securities.

The value of our common stock may be adversely affected by market volatility.

The trading price of our common stock fluctuates significantly and may be influenced by many factors, including:

•	our operating and financial performance and prospects;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry and markets in which we operate;

•	our inclusion in, or removal from, any equity market indices;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts; and

•	general financial, domestic, international, economic and other market conditions.

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

Our former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. In connection with our spin-off from Rockwell, we assumed all liabilities in respect of environmental matters related to the former operations of our business. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us. In addition, we are engaged in remediations of groundwater contamination at our former Newport Beach, California wafer fabrication facility. We currently estimate the remaining costs for these remediations to be approximately $3.3 million and have accrued for these costs as of September 30, 2003.

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

Executive Officers

Our executive officers are:

Name	Age	Position

Dwight W. Decker	53	Chairman of the Board and Chief Executive Officer
F. Matthew Rhodes	46	President
Lewis C. Brewster	39	Executive Vice President and Chief Operating Officer
J. Scott Blouin	53	Senior Vice President and Chief Financial Officer
Scott L. Allen	47	Senior Vice President, Communications
Dennis E. O’Reilly	59	Senior Vice President, General Counsel and Secretary
Kerry K. Petry	54	Vice President and Treasurer
Ashwin Rangan	44	Senior Vice President and Chief Information Officer
Michael H. Vishny	40	Senior Vice President, Human Resources
David C. Olsen	41	Vice President and Controller

There are no family relationships among our directors or executive officers. Set forth below are the name, office and position held with the Company and principal occupations and employment during the past 5 years of each of our executive officers.

Dwight W. Decker – Chairman of the Board and Chief Executive Officer since December 1998; and Senior Vice President of Rockwell International Corporation (electronic controls and communications) and President, Rockwell Semiconductor Systems prior thereto. Mr. Decker received a Ph.D. in applied mathematics from the California Institute of Technology and a B.Sc. in mathematics and physics from McGill University.

F. Matthew Rhodes – President since June 2003; Senior Vice President and President of our former Broadband Communications segment from May 2002 to June 2003; Senior Vice President and General Manager, Personal Computing from December 1998 to May 2002; and Vice President and General Manager, Personal Computing Division of Rockwell Semiconductor Systems prior thereto. Mr. Rhodes received an M.B.A. from the Anderson Graduate School of Management of the University of California, Los Angeles, a M.S. in electrical engineering from Lehigh University and a B.S. in physics from The Pennsylvania State University.

Lewis C. Brewster – Executive Vice President and Chief Operating Officer since June 2003; Senior Vice President, Worldwide Sales from December 1998 to June 2003; and Vice President, Worldwide Sales of Rockwell Semiconductor Systems prior thereto. Mr. Brewster received an M.B.A. from Stanford University and a B.S. in electrical engineering and biomedical engineering from Duke University.

J. Scott Blouin – Senior Vice President and Chief Financial Officer since June 2003; Senior Vice President, Chief Accounting Officer and Controller from March 2002 to June 2003; Senior Vice President and Chief Accounting Officer from January 2001 to March 2002; Chief Financial Officer of Burr-Brown Corporation (semiconductors) from February 1996 to August 2000. Mr. Blouin received an M.B.A. from Wake Forest University and a B.S. in administration from the University of New Hampshire at Durham.

Scott L. Allen – Senior Vice President, Communications since June 2003; Vice President, Communications from February 2001 to June 2003; Executive Director of Public Relations from February 2000 to February 2001; and Director of Worldwide Public Relations of Advanced Micro Devices (semiconductors) prior thereto. Mr. Allen holds a B.A. in journalism from San Jose State University.

Dennis E. O’Reilly – Senior Vice President, General Counsel and Secretary since December 1998; and Director of Business Development of Intel Corporation’s Mobile and Handheld Products Group (semiconductors) prior thereto. Mr. O’Reilly received a J.D. from Boston University School of Law and a B.A. from the State University of New York at Binghamton.

Kerry K. Petry – Vice President and Treasurer since December 1998; and Vice President and Treasurer of Rockwell Semiconductor Systems prior thereto. Mr. Petry received an M.B.A. from Virginia Polytechnic Institute & State University and a B.S. in accounting from West Virginia University.

Ashwin Rangan – Senior Vice President and Chief Information Officer since December 1998; and Senior Vice President and Chief Information Officer of Rockwell Semiconductor Systems prior thereto. Mr. Rangan received an M.S. in industrial engineering and management with an emphasis in operations management and information systems from the National Institute of Industrial Engineering in Bombay, India, a B. Engr. in mechanical engineering and an A.A. from Bangalore University.

Michael H. Vishny – Senior Vice President, Human Resources since January 2002; Vice President and Chief Human Resources Officer for U.S. Robotics Corporation (semiconductors) from January 2001 to July 2001; and Vice President of Human Resources and Internal Communications for the Business Segment of Gateway Computers (personal computers) prior thereto. Mr. Vishny received an M.A. in labor and industrial relations and a B.S. in business administration from the University of Illinois at Urbana-Champaign.

David C. Olsen – Vice President and Controller since July 2003; Executive Director of Accounting and Finance since March 1999; and Director, Finance at Toyota Motors U.S.A. prior thereto. Mr. Olsen received an executive M.B.A. from the University of Southern California and a B.A. in Business Administration from California State University- Fullerton. Mr. Olsen is a Certified Public Accountant.

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

Item 2. Properties

Our headquarters and principal design center in Newport Beach, California consist of approximately 116,000 square feet of owned and approximately 411,000 square feet of leased floor space. An additional 334,000 square feet of owned floor space at our Newport Beach facility is leased to Jazz, 6,000 square feet of owned floor space at our Newport Beach facility is leased to Skyworks, and 190,000 square feet of leased floor space is sub-leased to Mindspeed. At September 30, 2003, we also operated 16 design centers and 17 sales offices at locations in North America, Europe and the Asia-Pacific region. These facilities had an aggregate of approximately 378,000 square feet of leased floor space, including approximately 180,000 square feet in San Diego, California. As a result of our various restructuring related activities, at September 30, 2003 we have an additional 315,000 square feet of unused and vacant leased space, with approximately 46% of it being sub-leased. We believe our properties have been well maintained, are in sound operating condition and contain all the equipment and facilities necessary to operate at present levels.

Our California facilities, including our headquarters and principal design center, are located near major earthquake fault lines. We maintain no earthquake insurance with respect to these facilities. Certain of our facilities are located in countries that may experience civil unrest, including Israel.

Item 3. Legal Proceedings

Plasma Physics Corporation (Plasma) sued the Company and alleged that the Company was, and in the past has been, infringing two patents by making and/or importing into the United States or offering to sell, selling, and/or using within the United States semiconductor wafer products made by processes claimed in one or more claims of the patents. In August 2003, the Company and Plasma settled this matter and the Company paid Plasma an amount that was not material to the operations, financial condition, or cash flow of the Company. The Company demanded indemnification from Novellus Corporation (Novellus), the manufacturer of the equipment that allegedly employs the methods claimed to infringe the Plasma patents. The Company and Novellus agreed to mediate this dispute and settled the matter in the Company’s favor in September 2003.

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

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended September 30, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “CNXT”. The following table lists the high and low per share sale prices for our common stock as reported by the Nasdaq National Market for the periods indicated.

	High	Low

Fiscal year ended September 30, 2002:
First quarter	$18.11	$6.57
Second quarter	16.51	9.21
Third quarter (1)	13.63	1.03
Fourth quarter	2.74	1.03
Fiscal year ended September 30, 2003:
First quarter	$2.35	$0.53
Second quarter	2.09	1.20
Third quarter (2)	4.75	1.49
Fourth quarter	6.77	4.02

(1)	Sales prices for our common stock beginning in the third quarter of fiscal 2002 reflect the completion of the Spin-off Transaction and the Merger on June 25, 2002. As a result of the Spin-off Transaction and the Merger, Conexant shareholders received 0.351 of a share of common stock of Skyworks Solutions, Inc. for each Conexant share held and the Conexant shareholders continued to hold their Conexant shares.

(2)	Sales prices for our common stock beginning in the third quarter of fiscal 2003 reflect the completion of the Mindspeed Spin on June 27, 2003. As a result of the Mindspeed Spin, Conexant shareholders received one share of common stock of Mindspeed Technologies, Inc. for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares.

At November 28, 2003, there were approximately 45,400 holders of record of our common stock.

We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business, and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

The following selected financial data for the five years ended September 30, 2003 was derived from the audited consolidated financial statements of Conexant and its subsidiaries, and its predecessor Rockwell Semiconductor Systems, Inc., representing the semiconductor systems business of Rockwell International Corporation (Rockwell) and subsidiaries. In June 2002, Conexant completed the spin-off of its wireless communications business and the sale of its Mexicali Operations, and in June 2003, Conexant completed the spin-off of its Mindspeed Technologies Internet infrastructure business. The selected financial data for all periods have been restated to reflect these businesses as discontinued operations.

The fiscal 1999 selected financial data include the operating results of Conexant while it was part of Rockwell prior to January 1, 1999. The financial data for the period prior to January 1, 1999 are not necessarily indicative of what the financial position or results of operations would have been had Conexant been an independent public company during that period. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	2003	2002	2001	2000	1999

Net revenues	$599,977	$521,726	$541,688	$1,211,410	$990,486
Cost of goods sold	338,161	317,921	522,560	692,551	638,950

Gross margin	261,816	203,805	19,128	518,859	351,536
Operating expenses:
Research and development	159,354	156,350	175,026	186,618	157,039
Selling, general and administrative	93,426	95,750	141,276	154,992	156,914
Amortization of intangible assets	3,437	19,489	19,814	11,508	3,109
Special charges (1)	18,379	30,499	369,258	35,000	34,274

Total operating expenses	274,596	302,088	705,374	388,118	351,336

Operating income (loss)	(12,780)	(98,283)	(686,246)	130,741	200
Debt conversion costs	—	(10,435)	(42,584)	—	—
Gain on extinguishment of debt	42,021	—	11,710	—	—
Other income (expense), net	(5,808)	(36,870)	837	4,896	5,647

Income (loss) before income taxes	23,433	(145,588)	(716,283)	135,637	5,847
Provision (benefit) for income taxes	(129)	(1,838)	(55,373)	35,985	5,286

Income (loss) from continuing operations	23,562	(143,750)	(660,910)	99,652	561
Income (loss) from discontinued operations (2)	(728,877)	(737,017)	(784,424)	(290,579)	12,368

Net income (loss)	$(705,315)	$(880,767)	$(1,445,334)	$(190,927)	$12,929

Income (loss) from continuing operations per share :
Basic	$0.09	$(0.56)	$(2.70)	$0.47	$—	(3)
Diluted	0.09	(0.56)	(2.70)	0.47	—	(3)
Balance Sheet Data
Working capital	$233,017	$443,948	$444,974	$1,319,638	$604,453
Total assets	931,707	1,911,035	2,815,480	4,416,197	1,841,950
Long-term obligations	643,260	743,523	761,927	1,054,934	432,076
Shareholders’ equity	166,766	947,827	1,773,176	2,906,759	1,035,153

(1)	In fiscal 2003 and fiscal 2002, we recorded special charges of $18.4 million and $30.5 million, respectively, principally related to the impairment of certain assets and restructuring activities. In fiscal 2001, we recorded special charges of $369.3 million, principally related to the impairment of certain manufacturing assets and restructuring activities. In fiscal 2000, we recorded special charges of $35.0 million related to the settlement of certain litigation. In fiscal 1999, we recorded additional special charges of $34.3 million related to the restructuring actions we initiated in fiscal 1998.

(2)	Income (loss) from discontinued operations (net of income taxes) for all periods represents the operating results of our former wireless communications business and our Mexicali Operations which we disposed of in June 2002 and the Mindspeed Technologies Internet infrastructure business which we disposed of in June 2003.

(3)	Income from continuing operations per share for this period reflects our October 1999 2-for-1 stock split. Because we were not an independent company during all of fiscal year 1999, per share amounts for that year were calculated as if our spin-off from Rockwell had occurred on October 1, 1998.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where otherwise noted, this discussion of our financial condition and results of operations represents our continuing operations, excluding our discontinued wireless communications business and Mexicali Operations which we disposed of in June 2002, and our discontinued Mindspeed Technologies business which we disposed of in June 2003.

Recent Development

On November 3, 2003, we entered into a definitive merger agreement with GlobespanVirata, Inc., a provider of broadband communications solutions for consumer, enterprise, personal computer and service provider markets. In the merger, GlobespanVirata shareholders will receive 1.198 shares of our common stock for each share of GlobespanVirata common stock. This transaction will be accounted for under the purchase method of accounting with Conexant as the acquiror for accounting purposes. The closing of this transaction is subject to customary regulatory and shareholder approvals. We expect that the transaction will close in the quarter ending March 31, 2004.

Spin-off of Mindspeed Technologies Business

On June 27, 2003, we completed the distribution to Conexant shareholders of all outstanding shares of Mindspeed, our wholly owned subsidiary, to which we contributed our Internet infrastructure business, including the stock of certain subsidiaries, and certain other assets and liabilities, including $100.0 million in cash. In the Mindspeed Spin, Conexant shareholders received one share of Mindspeed common stock for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares. Mindspeed issued us a warrant to purchase 30 million shares of Mindspeed common stock, representing approximately 20 percent of Mindspeed’s outstanding common stock on a fully diluted basis. The warrant is exercisable for a period of ten years, commencing one year after the completion of the Mindspeed Spin, at an exercise price of $3.408 per share. The warrant, at fair value, is presented as a long-term asset on our consolidated balance sheet. Additionally, we entered into a senior secured revolving credit facility pursuant to which Mindspeed may borrow up to $50.0 million for working capital and general corporate purposes (see Note 12 of Notes to Consolidated Financial Statements).

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

Upon completion of the Merger, Alpha and its subsidiaries purchased our semiconductor assembly and test facility located in Mexicali, Mexico and our package design team that supports the Mexicali facility. In connection with the purchase, we, Alpha and certain subsidiaries of Alpha entered into a financing agreement pursuant to which Alpha and a subsidiary of Alpha delivered to us promissory notes for $150.0 million (the Term Notes) guaranteed by Alpha and certain Alpha subsidiaries and secured by substantially all assets of Alpha in payment of the purchase price for the Mexicali facility and the package design team. The financing agreement also provided for a revolving credit facility under which Alpha could borrow up to $100.0 million, less specified reserves, for one year at the same interest rate and with the same security applicable to the Term Notes. Alpha subsequently changed their name to Skyworks Solutions, Inc. (Skyworks).

In November 2002, we entered into a refinancing agreement with Skyworks pursuant to which Skyworks repaid $105.0 million of the principal amount and all accrued interest owed to us under the Term Notes, and the remaining principal balance of the Term Notes was exchanged for $45.0 million principal amount of a new 15% convertible note with a maturity date of June 30, 2005. Skyworks also paid us all amounts outstanding under the credit facility, the credit facility was cancelled and we released all security interests in Skyworks’ assets and properties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Newport Foundry Joint Venture

In March 2002, we and The Carlyle Group formed a new specialty foundry company named Jazz Semiconductor, Inc. (Jazz). We contributed our Newport Beach, California wafer fabrication operations and related assets and liabilities and certain intellectual property to Jazz. We also issued to Jazz a warrant to purchase 2.9 million shares of Conexant common stock (with a current exercise price of $3.76 per share, subject to adjustment). In connection with this transaction, we received $19.3 million in cash and a 45% equity interest in Jazz, having an estimated fair value of $42.5 million. We recognized a $2.6 million gain on the transaction. In fiscal 2003, an unrelated party made an additional investment in Jazz thereby reducing our equity interest to 39%. In accordance with Staff Accounting Bulletin No. 51, we recognized a $0.3 million gain upon this additional investment. Through September 30, 2003, Jazz has purchased approximately 132,000 shares under the warrant. Of the outstanding balance of approximately 2.7 million shares subject to the warrant, approximately 2.0 million may be purchased currently and the remainder become purchasable in March 2004. The warrant expires in January 2005.

We purchase a substantial portion of our requirements for silicon-based semiconductor products from Jazz. We entered into a long-term supply arrangement with Jazz under which it provides capacity to meet a portion of our requirements for CMOS and specialty-process wafer fabrication services and we agreed to purchase certain minimum annual volumes of wafers during the first three years of the supply agreement. We expect our minimum purchase obligations under the long-term supply agreement with Jazz, net of a portion of the wafer purchase obligations assumed by a third party, will be approximately $43.0 million and $14.0 million in fiscal 2004 and 2005, respectively.

Digital Imaging Divestiture

In July 2002, we merged our digital imaging business with Zing Network, Inc., a developer of advanced connectivity and imaging software, to create a new privately held company named Pictos Technologies, Inc. (Pictos). In connection with this transaction, we contributed assets with a carrying value of $17.3 million to Pictos in exchange for shares of Pictos stock. In June 2003, we sold our investment in Pictos as part of ESS Technology’s acquisition of Pictos.

Acquisition of Video Compression Business

In June 2002, we acquired the video compression business of iCompression, Inc. (iCompression), a wholly owned subsidiary of GlobespanVirata, Inc. The acquisition enables us to accelerate the development of video products for the encoder markets including PCs and cable set-top boxes. Total consideration (including amounts paid out of escrow in June 2003) for the acquisition consisted of 1.25 million shares of our common stock and promissory notes for $21.0 million. In September 2003, because we guaranteed the value of the shares we issued to iCompression, we made an additional cash payment of $0.7 million to iCompression. We paid the amounts owed under the promissory notes in July 2002.

Results of Operations

Net Revenues
(in millions)	2003	Change	2002	Change	2001

Net revenues	$600.0	15%	$521.7	(4)%	$541.7

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

Our net revenues for fiscal 2003 increased 15% over fiscal 2002. The increase primarily reflects higher demand for our ADSL customer premises modems, increased revenue from set-top box designs comprised of a richer mix of our back-end and complete system level content as well as substantially increased sales volume from dial-up modems embedded in consumer products such as gaming consoles. Our revenues also were higher as a result of incremental sales of new stand-alone MPEG audio and video processing devices from our acquisition of GlobespanVirata’s video compression business as well as soft modem revenues from products acquired from PCTEL in the third quarter of fiscal 2003. In total, these increased revenue levels more than offset the loss of revenues in fiscal 2003 resulting from the divestiture of Pictos CMOS sensors and image processing products in late fiscal 2002 and substantially lower video encoder sales resulting from an industry-wide transition toward integrated encoding functionality within more powerful video system graphics processors.

Our net revenues for fiscal 2002 were 4% lower than fiscal 2001. The decline reflects lower sales volume in our legacy cordless telephone chipset products and the divestiture of our global positioning system receiver product line during the fourth quarter of fiscal 2001. The decline also reflects relatively lower demand for our embedded modem solutions, primarily as a result of a large customer’s exit from the production of video game hardware during fiscal 2001, and lower average selling prices in our dial-up modem portfolio resulting from the continued shift in our product mix toward lower-priced soft modem solutions which use software to perform functions traditionally executed by semiconductor components. These decreases were partially offset by higher sales of ADSL customer premises modems and media processing products, including our broadcast video solutions.

Gross Margin
(in millions)	2003	Change	2002	Change	2001

Gross margin	$261.8	28%	$203.8	965%	$19.1
Percent of net revenues	44%		39%		4%

Gross margin represents revenues less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer production, assembly and test services. Our costs of goods sold consist predominately of purchased finished wafers, assembly and test services, royalty and other intellectual property costs, and labor and overhead associated with product procurement. Prior to the divestiture of our manufacturing operations in March 2002, our cost of goods sold consisted primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing and procurement, and sustaining engineering expenses.

Gross margin for fiscal 2001 includes inventory write-downs of $105.4 million. For fiscal 2003 and 2002, our gross margins reflect the favorable impact of cost reductions we initiated beginning in fiscal 2001 and lower depreciation expense which resulted from the write-down of manufacturing assets in fiscal 2001. Our gross margin for fiscal 2003 and 2002 also benefited from the elimination of the burden of our underutilized former manufacturing operations (which we contributed to Jazz in the second quarter of fiscal 2002).

Gross margin increased from 39% in 2002 to 44% in 2003. This increase resulted from the elimination of the burden of our underutilized former manufacturing operations and the favorable impact of our cost reduction actions. Gross margin for 2003 also benefited from a slightly improved product mix and the redeployment of our product and test engineering teams previously assigned to our former manufacturing operations and included in cost of goods sold and now redeployed to product development efforts and part of research and development costs.

Our gross margin for fiscal 2003 and 2002 also benefited from the sale of inventories with an original cost of $10.9 million and $45.6 million, respectively, that we had written down to a zero cost basis during fiscal year 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. Had we not previously written down the cost basis of these goods, our cost of goods sold would include the original cost of these items, and our gross margin for 2003 would have been $250.9 million (42% of our net revenues) compared to $158.2 million (30% of our net revenues) for fiscal 2002. As of September 30, 2003, all such inventories have been scrapped or sold.

Our gross margin for fiscal 2001 reflects a sharp decline in sales volume on a base of relatively fixed manufacturing support costs. Gross margin for fiscal 2001 also reflects inventory write-downs of $105.4 million, partially offset by the sale of $6.9 million of these written-down goods in the fiscal 2001 fourth quarter. The fiscal 2001 inventory write-downs resulted from the sharply reduced end-customer demand for our products during that period. As a result of these market conditions, we experienced a significant number of order cancellations and a decline in the volume of new orders beginning in the fiscal 2001 first quarter and our first quarter revenues decreased 42% compared with the immediately preceding quarter. The reduced global demand for our products and system solutions continued into the second quarter of fiscal 2001, and we experienced further sequential decreases in our quarterly revenues of 30%. As a result of our ongoing assessment of the recoverability of our inventories, we recorded inventory write-downs of $36.3 million, $51.2 million and $17.9 million in the first, second and third quarters, respectively, of fiscal 2001. The inventories written down in fiscal 2001 principally consisted of voiceband processors, multi-megabit DSL transceivers, satellite set-top box tuners and demodulators, ADSL modems and analog modems for non-PC applications.

We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over six months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

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

From the time of the $105.4 million inventory write-downs in fiscal 2001 and through September 30, 2003, we scrapped inventories having an original cost of $42.0 million and sold $63.4 million of inventories previously written down to a zero cost basis. The sales resulted from increased demand beginning in the fourth quarter of fiscal 2001 which was not anticipated at the time of the write-downs.

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

Under our long-term supply arrangement with Jazz, we are obligated to purchase certain minimum annual volumes of wafers during fiscal years 2004 and 2005. Additionally, under a long-term supply agreement with Skyworks, we are obligated to purchase certain minimum amounts of assembly and test services during fiscal years 2004 and 2005. In the event our actual purchases under these arrangements are less than the required minimum volumes, we will be required to make additional payments, which would adversely affect our gross margin. We currently anticipate meeting the annual minimum purchase obligations under both of these agreements.

Research and Development
(in millions)	2003	Change	2002	Change	2001

Research and development	$159.4	2%	$156.4	(11)%	$175.0
Percent of net revenues	27%		30%		32%

Our research and development (R&D) expenses consist principally of direct personnel costs, design automation costs, photomask and other costs for pre-production evaluation and testing of new devices and design and test tool costs.

The increase in R&D expenses for fiscal 2003 compared to fiscal 2002 primarily reflects the higher costs of acquired technology, the 2003 addition of product and test engineering teams and the additional week of activity to accommodate our 52/53 week fiscal year. These increases were partially offset by workforce reductions in our 2002 and 2003 restructuring actions and the contribution of a majority of our advanced process development efforts to Jazz in March 2002.

The decrease in R&D expenses for fiscal 2002 compared to fiscal 2001 primarily reflects lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions initiated during fiscal 2001 and from the contribution of the majority of our advanced process development efforts to Jazz in connection with the formation of Jazz in the second quarter of fiscal 2002.

Selling, General and Administrative
(in millions)	2003	Change	2002	Change	2001

Selling, general and administrative	$93.4	(2)%	$95.8	(32)%	$141.3
Percent of net revenues	16%		18%		26%

Our selling, general and administrative (SG&A) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, real estate, information systems, customer service, sales, marketing, field application engineering and other services.

The decrease in SG&A expenses for fiscal 2003 compared to fiscal 2002 primarily reflects lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions initiated during fiscal 2003 and 2002, partially offset by the additional week of activity in fiscal 2003 to accommodate our 52/53 week fiscal year.

The decrease in SG&A expenses for fiscal 2002 compared to fiscal 2001 primarily reflects lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions initiated during fiscal 2002 and 2001 and lower provisions for uncollectible accounts receivable. The provision for uncollectible accounts receivable of $(5.8) million for fiscal 2002 resulted from accounts receivable collections more favorable than previously estimated; in fiscal 2001 the provision for uncollectible accounts receivable of $10.1 million reflected an increase in past-due accounts which management estimated would ultimately be uncollectible. Excluding the effect of the provisions for uncollectible accounts, our SG&A expenses for fiscal 2002 decreased by $29.6 million.

Amortization of Intangible Assets
(in millions)	2003	Change	2002	Change	2001

Amortization of intangible assets	$3.4	(82)%	$19.5	nm	$19.8

nm = not meaningful

The lower amortization expenses in fiscal 2003 primarily resulted from the adoption of SFAS 141 and SFAS 142 as of the beginning of fiscal 2003. SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Upon adoption, we evaluated our existing goodwill and intangible assets against the new criteria, which resulted in certain intangible assets with a carrying value of $0.4 million being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that we no longer amortize goodwill into our results of operations. Instead, goodwill must be tested at least annually for impairment and written down when impaired. See Note 2 of Notes to Consolidated Financial Statements for the impact of this new accounting standard in fiscal 2002 and 2001. We expect that amortization of intangible assets will be approximately $3.8 million for fiscal 2004.

During the second quarter of fiscal 2003, we completed the transition impairment test of our goodwill (as of the beginning of fiscal 2003) required by SFAS 142. Management determined that it has a single reporting unit (as defined in SFAS 142). For purposes of the impairment test, the fair value of the reporting unit was determined considering both an income approach and a market approach. Management determined that the recorded value of its goodwill at the transition date was not impaired. See Note 2 of Notes to Consolidated Financial Statements for further information. In addition, future periodic impairment tests may result in significant write-downs of the value of goodwill.

Special Charges

Special charges consist of the following:
(in millions)	2003	Change	2002	Change	2001

Asset impairments	$9.6	nm	$13.5	nm	$342.8
Restructuring charges	5.2	nm	16.1	nm	16.9
Separation costs	—	nm	0.9	nm	—
Other special charges	3.6	nm	—	nm	9.6

	$18.4		$30.5		$369.3

nm = not meaningful

Asset Impairments

For a discussion of our asset impairment charges, see Note 16 of Notes to Consolidated Financial Statements.

Restructuring Charges

In fiscal 2001 and continuing into fiscal 2003, we implemented a number of cost reduction initiatives to improve our operating cost structure. For a discussion of our cost reduction initiatives and activity under our restructuring plans, including remaining liabilities at September 30, 2003, see Note 16 of Notes to Consolidated Financial Statements.

Separation Costs

In fiscal 2002, we incurred separation costs of approximately $0.9 million in connection with the divestiture of our Newport Beach wafer fabrication operations and our digital imaging business.

Other Special Charges

In connection with the fiscal 2001 restructuring actions and realigned manufacturing and procurement strategies, we recorded other special charges aggregating $9.6 million related to the loss on disposal and write-off of certain assets.

Other special charges for fiscal 2003 principally consist of a $2.7 million loss on the sale of certain semiconductor test equipment.

Debt Conversion Costs

In fiscal 2002, we exchanged 2.2 million shares of our common stock for approximately $28.0 million principal amount of our 41/4% Convertible Subordinated Notes due 2006. In connection with this transaction, we recognized debt conversion costs of $10.4 million for the fair value of the shares we issued in excess of the number of shares issuable in a conversion of the notes pursuant to their original terms.

During fiscal 2001, approximately $255.2 million principal amount of our 41/4% Convertible Subordinated Notes due 2006 were converted into approximately 11.0 million shares of our common stock at a cost to us of $42.6 million.

Gain on Extinguishment of Debt

During fiscal 2003 and 2001, we purchased $100.0 million and $35.0 million, respectively, principal amount of our 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in a net gain of $42.0 million and $11.7 million, respectively.

Other Income (Expense), Net
(in millions)	2003	Change	2002	Change	2001

Other income (expense), net	$(5.8)	nm	$(36.9)	nm	$0.8

Other expense, net for fiscal 2003 was comprised of a $30.2 million increase in the fair value of the Mindspeed warrant, a $9.4 million increase in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes, and $15.6 million of investment income and interest income on invested cash balances, offset by $28.1 million of interest expense on our convertible subordinated notes, a $39.4 million write-down of certain non-marketable investments, and $3.1 million of losses in our equity method investments. Due to variations in the fair values of the common stock underlying the Skyworks 15% convertible senior subordinated notes and the Mindspeed warrant, we expect that other income (expense) may fluctuate in future periods until these derivative instruments are liquidated.

Other expense, net for fiscal 2002 was comprised of $31.1 million of interest expense on our convertible subordinated notes, a $21.2 million write-down of certain non-marketable investments and $2.7 million of losses in our equity method investments, partially offset by $13.1 million of investment income and interest income on invested cash balances.

Other income, net for fiscal 2001 was comprised of $29.4 million of investment income, interest income on invested cash balances and a $23.3 million gain on sale of marketable securities. Such other income was partially offset by $33.6 million of interest expense on our convertible subordinated notes, a $4.1 million write-off of costs associated with a terminated credit facility, and a $13.1 million write-down of certain non-marketable investments.

The carrying values of certain non-marketable investments were written down to their estimated fair values (in most cases, zero). These investments consist of equity interests in early stage technology companies which we had accounted for under the cost method. We estimated the fair value of these investments based upon available financial and other information, including the then-current and projected business prospects for the subject companies, and determined that the decline in the fair value of these investments was other than temporary.

Benefit for Income Taxes

In fiscal 2003 and 2002, we recorded income tax benefits of $0.1 million and $1.8 million, respectively. These benefits relate to tax refunds received offset by foreign income taxes incurred by certain of our international subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the additional income tax benefits (principally net operating losses we can carry forward to future years) which arose during these years will not be realized. Accordingly, we increased our valuation allowance by approximately $6.4 million during fiscal 2003 for the deferred tax assets which we do not expect to realize through the reduction of future income tax payments. We believe the remaining portion of our deferred tax assets will be realized based on our current expectations of future earnings and tax planning strategies available to us. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. While we will continue to be subject to foreign income taxes and federal alternative minimum tax, we expect those taxes will be insignificant. We evaluate the realizability of our deferred tax assets quarterly and in the event that we determine that we will not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination is made.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended September 30, 2003. The information for each of these quarters is derived from our unaudited interim financial statements which have been prepared on the same basis as the audited consolidated financial statements included in this report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals as well as the special charges, debt conversion costs and the gain on extinguishment of debt have been included to fairly present our unaudited quarterly results. The quarterly financial data for all periods have been restated to reflect the wireless communications business and Mexicali Operations and the Mindspeed Technologies business as discontinued operations. This data should be read together with our consolidated financial statements and the notes thereto included in this report.

	Three months ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2001	2002	2002	2002	2002	2003	2003	2003

	(in thousands, except per share amounts)
Statement of Operations Data
Net revenues	$126,937	$129,728	$131,999	$133,062	$144,201	$140,123	$150,950	$164,703
Cost of goods sold	86,364	82,473	74,191	74,893	81,462	78,107	86,000	92,592

Gross margin	40,573	47,255	57,808	58,169	62,739	62,016	64,950	72,111
Research and development	37,009	37,782	40,557	41,002	40,237	38,741	38,849	41,527
Selling, general and administrative	23,586	25,513	24,324	22,327	22,779	23,777	22,915	23,955
Amortization of intangible assets	5,366	5,603	4,440	4,080	799	799	925	914
Special charges	1,000	14,465	14,702	332	6,774	285	6,526	4,794

Total operating expenses	66,961	83,363	84,023	67,741	70,589	63,602	69,215	71,190

Operating income (loss)	(26,388)	(36,108)	(26,215)	(9,572)	(7,850)	(1,586)	(4,265)	921
Debt conversion costs	—	—	(10,435)	—	—	—	—	—
Gain on debt extinguishment	—	—	—	—	—	34,645	7,376	—
Other income (expense), net	(8,693)	(6,245)	(5,558)	(16,374)	3,403	(44,732)	544	34,977

Income (loss) before income taxes	(35,081)	(42,353)	(42,208)	(25,946)	(4,447)	(11,673)	3,655	35,898
Provision (benefit) for income taxes	(2,693)	257	(116)	714	316	381	488	(1,314)

Income (loss) from continuing operations	(32,388)	(42,610)	(42,092)	(26,660)	(4,763)	(12,054)	3,167	37,212
Discontinued operations, net of income tax	(172,102)	(158,092)	(257,307)	(149,516)	(620,610)	(55,970)	(52,297)	—

Net income (loss)	$(204,490)	$(200,702)	$(299,399)	$(176,176)	$(625,373)	$(68,024)	$(49,130)	$37,212

Income (loss) per share, basic:
Continuing operations	$(0.13)	$(0.17)	$(0.16)	$(0.10)	$(0.02)	$(0.05)	$0.01	$0.14
Discontinued operations	(0.67)	(0.61)	(0.99)	(0.56)	(2.33)	(0.21)	(0.19)	—

Net income (loss)	$(0.80)	$(0.78)	$(1.15)	$(0.66)	$(2.35)	$(0.26)	$(0.18)	$0.14

Income (loss) per share, diluted:
Continuing operations	$(0.13)	$(0.17)	$(0.16)	$(0.10)	$(0.02)	$(0.05)	$0.01	$0.12
Discontinued operations	(0.67)	(0.61)	(0.99)	(0.56)	(2.33)	(0.21)	(0.19)	—

Net income (loss)	$(0.80)	$(0.78)	$(1.15)	$(0.66)	$(2.35)	$(0.26)	$(0.18)	$0.12

Shares used in computing diluted loss per share-basic	254,362	256,135	260,414	265,085	265,714	266,543	268,489	273,241
Shares used in computing diluted loss per share-diluted	254,362	256,135	260,414	265,085	265,714	266,543	271,051	303,488

Beginning in the second quarter of fiscal 2001 and continuing through fiscal 2003 we recorded special charges for our restructuring initiatives. We also recorded special charges for asset impairments.

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

Liquidity and Capital Resources

Cash used in operating activities was $32.2 million in fiscal 2003 compared to $11.6 million in fiscal 2002. Fiscal 2003 operating cash flows reflect our income from continuing operations of $23.6 million, offset by noncash charges (including depreciation and amortization, special charges, unrealized gains on the Mindspeed warrant and the Skyworks notes and other) of $0.5 million and a net decrease in the cash components of our working capital of approximately $55.2 million.

The fiscal 2003 changes in the cash components of working capital include a $14.6 million increase in accounts receivable, principally due to our increased sales in the fourth fiscal quarter, a $10.8 million decrease in accrued expenses and other current liabilities, a $27.2 million decrease in accounts payable, a $21.9 million increase in inventories due to the growth in our business, and a $19.3 million decrease in other assets related to the use of advance payments to vendors and the timing of prepaid expenses and collection of other receivables. Total inventories, net of provisions, increased $7.1 million in fiscal 2003.

Cash provided by investing activities of $183.7 million in fiscal 2003 includes the net repayment of the Term Notes and credit facility by Skyworks in the amount of $135.0 million, proceeds from the sale of assets of $18.2 million and net sales of marketable securities of $62.5 million. These sources of cash were partially offset by capital expenditures of $19.8 million and payments of $12.2 million for acquisitions and investments in early stage technology companies.

Cash used by financing activities of $34.1 million in fiscal 2003 consisted of proceeds from the exercise of stock options and warrants of $22.3 million, offset by $56.4 million paid in connection with the repurchase of a portion of our convertible subordinated notes. In fiscal 2002, cash provided by financing activities of $14.7 million consisted of proceeds from the exercise of stock options.

Cash used in the discontinued operations of Mindspeed in fiscal 2003 was $202.3 million, which includes the $100.0 million of cash contributed to Mindspeed prior to the Mindspeed Spin. Cash used in discontinued operations in fiscal 2002 of $222.6 million, and in fiscal 2001 of $128.3 million, represents the funding of the discontinued wireless communications business, the Mexicali Operations and the Mindspeed Technologies business.

As of September 30, 2003, we held $45.0 million principal amount of Skyworks 15% convertible senior subordinated notes with a maturity date of June 30, 2005. Skyworks may redeem the notes at any time after May 12, 2004, subject to a redemption premium of 3% of the outstanding principal amount. We may, at our option, convert the outstanding principal amount of the notes into shares of Skyworks common stock based upon the current conversion price of $7.87 per share, subject to adjustment under certain circumstances. At maturity, Skyworks must pay the outstanding principal amount by delivering to us a number of shares of its common stock based upon the conversion price. Skyworks has granted us certain registration rights relating to the notes and the shares of Skyworks common stock underlying the notes. We have the ability and intent to liquidate the $45.0 million 15% convertible senior subordinated notes or shares underlying the notes within the next twelve months.

As of September 30, 2003, our principal sources of liquidity are our existing cash reserves and short-term investments (including the Skyworks 15% convertible senior subordinated notes) and cash generated from product sales. Combined cash and cash equivalents and short-term investments (including the Skyworks 15% convertible senior subordinated notes) at September 30, 2003 totaled $175.5 million compared to $440.5 million at September

30, 2002. Our working capital at September 30, 2003 was $233.0 million compared to $443.9 million at September 30, 2002. The overall working capital change principally reflects cash used in operations, cash payments to repurchase debt, and cash used in the discontinued operations of Mindspeed.

In connection with the Mindspeed Spin in June 2003, we entered into a senior secured revolving credit facility with Mindspeed, pursuant to which Mindspeed may borrow up to $50.0 million from us for working capital and general corporate purposes. Mindspeed may borrow under the credit facility only to restore its cash balance to $25.0 million. The credit facility is available through June 29, 2007. As of September 30, 2003, no amounts were outstanding under the credit facility.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, remaining accrued restructuring balance of $12.1 million, and other capital requirements, including our commitment under the credit facility with Mindspeed, for at least the next twelve months. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Commitments

Operating Leases

We lease certain facilities and equipment under non-cancelable operating leases. The leases expire at various dates through 2017 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. At September 30, 2003, minimum future lease payments under these leases, excluding any sublease income, totaled $85.2 million, including $15.6 million due within one year; $20.0 million due in one to three years; $9.9 million due in three to five years; and $39.7 million due after five years. Rental expense under operating leases was approximately $16.8 million during fiscal 2003.

Convertible Debt

As of September 30, 2003, $515.0 million principal amount of our 4% Convertible Subordinated Notes due 2007 and $66.8 million principal amount of our 4 1/4% Convertible Subordinated Notes due 2006 were outstanding. The notes are general unsecured obligations. We pay interest on the notes in arrears semiannually and during fiscal 2003, we paid interest of $25.9 million. Both the 4% Convertible Subordinated Notes and the 4 1/4% Convertible Subordinated Notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of our common stock at conversion prices of $42.432 and $9.075, respectively. At our option, we may redeem the 4 1/4% Convertible Subordinated Notes and the 4% Convertible Subordinated Notes, in each case at a declining premium to par.

Capital Commitments

We have certain non-marketable equity investments in early stage technology companies. In connection with two of these investments, we may be required to invest up to an additional $13.3 million.

Purchase Commitments

We purchase a substantial portion of our requirements for silicon wafers from Jazz. During the first two years of the long-term supply arrangement with Jazz, our cost of wafers is an amount which approximates our historical cost. Thereafter, our cost of wafers will be based on market prices. Additionally, we are obligated to purchase certain minimum annual volumes of wafers during the first three years of the arrangement. In the event our actual wafer purchases are less than the required minimum volumes, we will be required to make additional payments to Jazz. Our expected minimum purchase obligations under the long-term supply agreement with Jazz, net of a portion of the wafer purchase obligations assumed by a third party, will be approximately $43.0 million and $14.0 million in fiscal 2004 and 2005, respectively.

Additionally, we entered into a long-term supply agreement with Skyworks in June 2002, under which Skyworks provides semiconductor assembly and test services at our former Mexicali, Mexico facility. Under this supply agreement, we are obligated to purchase certain minimum amounts of assembly and test services during fiscal 2004 and 2005 in the amounts of $26.6 million and $10.9 million, respectively. In the event our purchases of assembly and test services are less than the required minimum amounts, we will be required to make additional payments to Skyworks.

We currently anticipate meeting each of the annual minimum purchase obligations under the long-term supply agreements with Jazz and Skyworks.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of operating leases, capital commitments and purchase commitments as described above.

Recent Accounting Standards

See Note 2 of Notes to Consolidated Financial Statements.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to allowances for doubtful accounts, inventories, long-lived assets, income taxes, valuation of derivative instruments, restructuring costs, long-term employee benefit plans and other contingencies. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

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

Non-Marketable Equity Securities

We have a portfolio of strategic investments in non-marketable equity securities. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are accepted, as well as their ability to obtain venture capital funding to continue operations and to grow. We review all of our investments periodically for impairment and an impairment analysis of non-marketable equity securities requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or by others. Equity prices, including non-marketable equity securities, have declined significantly over the past two years and we have experienced substantial impairments in the value of non-marketable equity securities investments we hold. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of our investments that may not be reflected in their current carrying values, which could require additional impairment charges to write down the carrying values of such investments.

Revenue Recognition

Revenue from product sales is recognized upon shipment to the customer, when the risk of loss has been transferred to the customer, price and terms are fixed, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured. Our revenue recognition policy is significant because our revenue is a key component of our operations and the timing of revenue recognition determines the timing of certain expenses, such as sales commissions. In addition, we record reductions to revenue for estimated product returns, and allowances such as competitive pricing programs and rebates. We follow very specific and detailed guidelines in measuring revenue. Revenue results are difficult to predict, and any shortfall in revenues could cause our operating results to vary significantly from period to period.

Valuation of Derivative Instruments

We have two primary types of derivatives- our warrant to purchase shares of common stock of Mindspeed and the conversion right of the Skyworks 15% convertible senior subordinated notes. We determine the fair value of the conversion right of the Skyworks notes using the actual trading price of the underlying shares of Skyworks common stock. We determine the fair value of the Mindspeed warrant using a standard Black-Scholes pricing model with assumptions consistent with current market conditions and our current intent to liquidate the warrant over a specified time period. The Black-Scholes pricing model requires the input of highly subjective assumptions including expected stock price volatility. Changes in these assumptions could cause the fair value of the Mindspeed warrant to vary significantly from period to period.

Restructuring Charges

We have recorded $5.2 million, $16.1 million and $16.9 million of restructuring charges in fiscal years 2003, 2002 and 2001, respectively. These charges relate primarily to reductions in our workforce and related impact on the use of facilities. The estimated charges contain estimates and assumptions made by management about matters which are uncertain at the time, for example the timing and amount of sublease income that will be achieved on vacated property and the operating costs to be paid until lease termination. While we have used our best estimates based on facts and circumstances available at the time, different estimates reasonably could have been used in the relevant periods, and the actual results may be different, and those differences could have a material impact on the presentation of our financial condition or results of operations. Our policies require us to review the estimates and assumptions periodically and reflect the effects of those revisions in the period that they are determined to be necessary.

Employee Benefit Plans

We have long-term liabilities recorded for a retirement medical plan and a pension plan. These obligations and the related effects on operations are determined using actuarial valuations. There are critical assumptions used in these valuation models such as the discount rate, expected return on assets, compensation levels, turnover rates and mortality rates. The discount rate used is representative of a high-quality fixed income investment. The other assumptions do not tend to change materially over time. We evaluate all assumptions annually and they are updated to reflect our experience.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, marketable debt securities, the Skyworks notes, the Mindspeed warrants, marketable equity securities and long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2003, the carrying value of our cash and cash equivalents approximates fair value. Our marketable debt securities (consisting of asset-backed securities, corporate bonds and government securities) principally have remaining terms of two years or less. Such securities are not subject to significant interest rate risk. Our marketable equity securities consist of shares in publicly traded companies. All of our marketable securities are classified as available for sale and, as of September 30, 2003, unrealized gain of $3.1 million on these securities is included in accumulated other comprehensive income. As of September 30, 2003, a 10% adverse change in equity prices would result in a decrease of $0.5 million in the fair value of our marketable equity securities.

We hold Skyworks 15% convertible senior subordinated notes having an aggregate principal amount of $45 million. The conversion right is considered an “embedded derivative” for financial accounting purposes and the value of the Skyworks 15% convertible senior subordinated notes is subject to significant risk related to changes in the market price of Skyworks’ common stock. As of September 30, 2003, a 10% decrease in the market price of Skyworks’ common stock would decrease the fair value of the Skyworks 15% convertible senior subordinated notes by $5.7 million. At September 30, 2003, the market price of Skyworks’ common stock was $9.84 per share. For fiscal 2003, the market price of Skyworks’ common stock has ranged from a low of $5.15 per share to a high of $12.22 per share. The Skyworks 15% convertible senior subordinated notes are also subject to interest rate risk.

We hold a warrant to purchase 30 million shares of common stock of Mindspeed. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of September 30, 2003, a 10% decrease in the market price of Mindspeed’s common stock would decrease the fair value of this warrant by approximately $14.2 million. At September 30, 2003, the market price of Mindspeed’s common stock was $5.37 per share. Since the Mindspeed Spin on June 27, 2003, the market price of Mindspeed’s common stock has ranged from a low of $2.00 per share to a high of $6.20 per share.

Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our investments and long-term debt as of September 30, 2003:

(in millions)	Carrying Value	Fair Value

Cash and cash equivalents	$76.2	$76.2
Marketable debt securities	21.6	21.6
Marketable equity securities	5.4	5.4
Notes receivable from Skyworks	55.6	55.6
Mindspeed warrant	119.2	119.2
Long-term debt	581.8	511.0

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, we seek to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At September 30, 2003, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at September 30, 2003, a 10 percent change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

CONEXANT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,

	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$76,186	$161,088
Short-term investments	99,283	99,466
Notes receivable from Skyworks	—	180,000
Receivables, net of allowance of $1,547 (2003) and $6,508 (2002)	79,557	60,984
Inventories	59,548	52,488
Deferred income taxes	13,600	32,233
Other current assets	26,524	47,382
Current assets of discontinued operations	—	29,992

Total current assets	354,698	663,633
Property, plant and equipment, net	36,310	51,140
Goodwill	56,865	46,426
Intangible assets, net	12,506	14,244
Deferred income taxes	241,260	224,168
Mindspeed warrant	119,230	—
Other assets	110,838	155,179
Non-current assets of discontinued operations	—	756,245

Total assets	$931,707	$1,911,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$55,909	$82,653
Accrued compensation and benefits	28,865	21,401
Other current liabilities	36,907	50,209
Current liabilities of discontinued operations	—	65,422

Total current liabilities	121,681	219,685
Convertible subordinated notes	581,825	681,825
Other liabilities	61,435	60,332
Non-current liabilities of discontinued operations	—	1,366

Total liabilities	764,941	963,208

Commitments and contingencies	—	—
Shareholders’ Equity
Preferred and junior preferred stock, no par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value (2003) and $1.00 (2002): 1,000,000 authorized shares; 276,134 (2003) and 265,676 (2002) issued shares	2,761	265,676
Additional paid-in capital	3,506,070	3,219,044
Accumulated deficit	(3,332,527)	(2,507,407)
Accumulated other comprehensive loss	(9,496)	(28,077)
Unearned compensation	(42)	(1,409)

Total shareholders’ equity	166,766	947,827

Total liabilities and shareholders’ equity	$931,707	$1,911,035

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended September 30,

	2003	2002	2001

Net revenues	$599,977	$521,726	$541,688
Cost of goods sold	338,161	317,921	522,560

Gross margin	261,816	203,805	19,128
Operating expenses:
Research and development	159,354	156,350	175,026
Selling, general and administrative	93,426	95,750	141,276
Amortization of intangible assets	3,437	19,489	19,814
Special charges	18,379	30,499	369,258

Total operating expenses	274,596	302,088	705,374

Operating loss	(12,780)	(98,283)	(686,246)
Debt conversion costs	—	(10,435)	(42,584)
Gain on extinguishment of debt	42,021	—	11,710
Other income (expense), net	(5,808)	(36,870)	837

Income (loss) before income taxes	23,433	(145,588)	(716,283)
Benefit for income taxes	(129)	(1,838)	(55,373)

Income (loss) from continuing operations	23,562	(143,750)	(660,910)
Loss from discontinued operations, net of income taxes	(728,877)	(737,017)	(784,424)

Net loss	$(705,315)	$(880,767)	$(1,445,334)

Income (loss) per share, basic:
Continuing operations	$0.09	$(0.56)	$(2.70)
Discontinued operations	(2.72)	(2.84)	(3.21)

Net loss	$(2.63)	$(3.40)	$(5.91)

Income (loss) per share, diluted:
Continuing operations	$0.09	$(0.56)	$(2.70)
Discontinued operations	(2.65)	(2.84)	(3.21)

Net loss	$(2.56)	$(3.40)	$(5.91)

Number of shares used in per share computation-basic	268,586	258,998	244,711

Number of shares used in per share computation-diluted	275,230	258,998	244,711

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,

	2003	2002	2001

Cash Flows From Operating Activities
Income (loss) from continuing operations	$23,562	$(143,750)	$(660,910)
Adjustments required to reconcile income (loss) from continuing operations to net cash used in operating activities, net of effects of acquisition/dispositions of businesses:
Depreciation	16,828	29,144	97,434
Amortization of intangible assets	3,437	19,489	19,814
Asset impairments	10,281	13,522	342,791
Write-down of non-marketable investments	39,402	21,207	13,051
Provision for losses on accounts receivable	(3,958)	(5,814)	10,116
Inventory provisions	14,451	14,364	103,783
Deferred income taxes	682	3,667	(95,108)
Stock compensation	2,520	9,196	15,168
Debt conversion costs	—	10,435	42,584
Gain on extinguishment of debt	(42,021)	—	(11,710)
Change in fair value of Skyworks note and Mindspeed warrant	(39,632)	—	—
Other non-cash charges, net	(2,515)	(1,632)	(7,491)
Changes in assets and liabilities, net of acquisitions/dispositions:
Receivables	(14,621)	21,428	150,596
Inventories	(21,910)	2,800	(9,391)
Accounts payable	(27,166)	5,293	(137,052)
Accrued expenses and other current liabilities	(10,810)	13,589	(25,000)
Other	19,313	(24,532)	(43,161)

Net cash used in operating activities	(32,157)	(11,594)	(194,486)

Cash Flows From Investing Activities
Purchase of marketable securities	(79,632)	(334,461)	(531,201)
Sale of marketable securities	142,143	392,902	417,456
Refundable deposit	—	150,000	(75,000)
Proceeds from sale of assets and investments	18,228	72,927	2,522
Capital expenditures	(19,844)	(13,058)	(70,665)
Advances to Skyworks	(35,000)	(30,000)	—
Repayment of Term Notes and advances by Skyworks	170,000	—	—
Acquisitions of businesses, net of cash acquired	(7,714)	(21,000)	—
Investments in and advances to businesses	(4,500)	(9,800)	(25,612)

Net cash provided by (used in) investing activities	183,681	207,510	(282,500)

Cash Flows From Financing Activities
Proceeds from exercise of stock options and warrants	22,293	14,733	20,216
Payment of debt conversion costs	—	—	(42,584)
Repurchase of convertible subordinated notes	(56,378)	—	(22,400)

Net cash provided by (used in) financing activities	(34,085)	14,733	(44,768)

Net cash used in discontinued operations	(202,341)	(222,569)	(128,259)

Net decrease in cash and cash equivalents	(84,902)	(11,920)	(650,013)
Cash and cash equivalents at beginning of year	161,088	173,008	823,021

Cash and cash equivalents at end of year	$76,186	$161,088	$173,008

CONEXANT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)

	Common Stock				Accumulated
			Additional		Other			Total
	Outstanding		Paid-In	Accumulated	Comprehensive	Treasury	Unearned	Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Compensation	Equity

Balance at September 30, 2000	231,134	$231,164	$2,775,115	$(120,875)	$47,295	$(1,619)	$(24,321)	$2,906,759
Net loss	—	—	—	(1,445,334)	—	—	—	(1,445,334)
Currency translation adjustment	—	—	—	—	(18,362)	—	—	(18,362)
Change in unrealized gains on investments	—	—	—	—	(46,094)	—	—	(46,094)
Unrealized loss on forward exchange contracts	—	—	—	—	(43)	—	—	(43)

Comprehensive loss								(1,509,833)
Purchase acquisitions	7,494	7,494	66,653	—	—	—	3,819	77,966
Conversion of debt	11,046	11,046	237,896	—	—	—	—	248,942
Issuance of common stock	4,196	4,196	29,788	—	—	—	(1,106)	32,878
Tax benefits from stock plans	—	—	1,484	—	—	—	—	1,484
Purchase of treasury stock	(11)	—	—	—	—	(188)	—	(188)
Compensation expense related to employee stock plans	—	—	2,269	—	—	—	12,899	15,168

Balance at September 30, 2001	253,859	253,900	3,113,205	(1,566,209)	(17,204)	(1,807)	(8,709)	1,773,176
Net loss	—	—	—	(880,767)	—	—	—	(880,767)
Currency translation adjustment	—	—	—	—	(4,195)	—	—	(4,195)
Change in unrealized gains on investments	—	—	—	—	(1,072)	—	—	(1,072)
Minimum pension liability adjustment	—	—	—	—	(5,649)	—	—	(5,649)
Unrealized loss on forward exchange contracts	—	—	—	—	43	—	—	43

Comprehensive loss								(891,640)
Purchase acquisitions	1,420	1,420	16,658	—	—	—	—	18,078
Conversion of debt	2,233	2,233	35,720	—	—	—	—	37,953
Issuance of common stock and warrants	7,939	7,939	52,303	—	—	—	(459)	59,783
Tax benefits from stock plans	—	—	1,175	—	—	—	—	1,175
Cancellation of treasury stock	—	(41)	(1,766)	—	—	1,807	—	—
Compensation expense related to employee stock plans	225	225	1,749	—	—	—	7,609	9,583
Distribution of business (discontinued operations)	—	—	—	(60,431)	—	—	150	(60,281)

Balance at September 30, 2002	265,676	265,676	3,219,044	(2,507,407)	(28,077)	—	(1,409)	947,827
Net loss	—	—	—	(705,315)	—	—	—	(705,315)
Currency translation adjustment	—	—	—	—	2,211	—	—	2,211
Change in unrealized gains on investments	—	—	—	—	1,388	—	—	1,388
Minimum pension liability adjustment	—	—	—	—	(2,731)	—	—	(2,731)

Comprehensive loss								(704,447)
Effect of change in par value	—	(263,779)	263,779	—	—	—	—	—
Purchase acquisitions	150	2	812	—	—	—	—	814
Issuance of common stock	10,308	862	21,971	—	—	—	(154)	22,679
Tax benefits from stock plans	—	—	464	—	—	—	—	464
Compensation expense related to employee stock plans	—	—	—	—	—	—	1,521	1,521
Distribution of business (discontinued operations)	—	—	—	(119,805)	17,713	—	—	(102,092)

Balance at September 30, 2003	276,134	$2,761	$3,506,070	$(3,332,527)	$(9,496)	$—	$(42)	$166,766

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Conexant Systems, Inc. (Conexant or the Company) designs, develops and sells semiconductor system solutions for use in products driving broadband digital home information and entertainment applications. The Company’s solutions connect the client, or end-customer, side of personal communications access products such as personal computers (PCs), set-top boxes, and game consoles to audio, video, voice and data services over broadband and dial-up Internet connections. In addition, the Company’s media processing products enable the capture, display, storage, playback and transfer of audio and video content in applications throughout the digital home and small office environments. The Company operates in one segment.

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

Fiscal Year – The Company maintains a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal year 2003 comprised 53 weeks and ended on October 3. Fiscal years 2002 and 2001 each comprised 52 weeks and ended on September 27 and September 28, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on the last day of the calendar month.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to the allowance for doubtful accounts, inventories, long-lived assets, valuation of derivative financial instruments and investments, restructuring reserves, long-term employee benefit plans, income taxes and litigation. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, Plant and Equipment – Property, plant and equipment are stated at cost. Depreciation is based on estimated useful lives (principally 10 to 27 years for buildings and improvements; 3 to 5 years for machinery and equipment; and the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements for land and leasehold improvements). Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs are charged to expense.

Investments – The Company accounts for non-marketable investments using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of income or losses and distributions. The Company records its share of the investees’ earnings or losses in other income (expense) in the consolidated statement of operations. Additional investments by other parties in the investee will result in a reduction in the Company’s ownership interest, and the resulting gain or loss will be recorded in other income (expense) in the consolidated statement of operations. Where the Company is unable to exercise significant influence over the investee, investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments.

Impairment of Long-Lived Assets – Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. See Notes 5 and 16 for discussion of impairment charges for long-lived assets in fiscal years 2003, 2002 and 2001.

Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by SFAS 142. The estimates and assumptions described above (along with other factors such as discount rates) will affect the outcome of the impairment tests and the amounts of any resulting impairment losses.

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

Derivative Financial Instruments – Derivative financial instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value. The Company’s derivative financial instruments principally consist of foreign currency forward exchange contracts which the Company uses to manage its exposure to foreign currency risks, the conversion rights of the Skyworks notes, and the Mindspeed warrant. The Company’s objectives are to

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company designates certain forward contracts as hedges of forecasted intercompany transactions. Unrealized gains and losses on these contracts are recorded as a component of accumulated other comprehensive income. Other forward contracts are designated as hedges of intercompany accounts of the Company’s foreign subsidiaries. Unrealized gains and losses on these forward contracts are recorded currently through earnings and offset the corresponding losses and gains on the assets and liabilities being hedged. At September 30, 2003, the Company had no foreign currency forward contracts outstanding. During fiscal 2003, 2002 and 2001, there were no significant gains or losses recognized in earnings for hedge ineffectiveness.

The Company accounts for the right to convert the Skyworks 15% convertible senior subordinated notes into shares of Skyworks common stock as an embedded derivative instrument. Changes in the fair value of the Skyworks 15% convertible senior subordinated notes resulting from changes in the value of the conversion right are included in other income (expense), net each period. The Company also accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other income (expense), net each period.

Stock-Based Compensation – The Company accounts for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and therefore no compensation expense has been recognized for fixed stock option plans as options are granted at fair market value on the date of grant. The Company also has an employee stock purchase plan for all eligible employees. The Company has adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure.”

Had stock-based compensation been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company’s pro forma income (loss) from continuing operations and pro forma income (loss) from continuing operations per share would have been the amounts indicated below (in thousands, except per share amounts):

	2003	2002	2001

Income (loss) from continuing operations, as reported	$23,562	$(143,750)	$(660,910)
Add: total expense determined under fair value accounting for all awards	(58,356)	(106,993)	(144,897)

Pro forma loss from continuing operations	$(34,794)	$(250,743)	$(805,807)

Income (loss) from continuing operations per share- basic, as reported	$0.09	$(0.56)	$(2.70)
Pro forma loss from continuing operations per share- basic	$(0.13)	$(0.97)	$(3.29)
Income (loss) from continuing operations per share-diluted, as reported	$0.09	$(0.56)	$(2.70)
Pro forma loss from continuing operations per share- diluted	$(0.13)	$(0.97)	$(3.29)

For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the stock-based awards is assumed to be amortized to expense over the instruments’ vesting period. The fair value has been estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2003	2002	2001

Risk-free interest rate	3.2%	2.9%	3.8%
Expected volatility	97%	100%	85%
Dividend yield	—	—	—
Expected life (years)	4.5	4.5	4.5
Weighted-average fair value of options granted	$2.27	$8.65	$8.50

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because awards held by employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

Income Taxes – The benefit for income taxes is determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

	2003	2002	2001

Stock options and warrant (under the treasury stock method)	—	4,616	9,340
4-1/4% Convertible Subordinated Notes due 2006	6,242	7,342	5,636
4% Convertible Subordinated Notes due 2007	11,178	11,607	5,747
Restricted stock	—	230	1,955

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

At September 30, 2003, four customers accounted for 15%, 14%, 13% and 11% of the Company’s accounts receivable; at September 30, 2002, four customers accounted for 19%, 14%, 12% and 10% of the Company’s accounts receivable. In fiscal 2003, one customer (a distributor) accounted for 11% of net revenues and no other customer accounted for 10% or more of net revenues. In fiscal 2002, one customer (a distributor) accounted for 12% of net revenues and no other customer accounted for 10% or more of net revenues. In fiscal 2001, no customer accounted for 10% or more of net revenues.

Supplemental Cash Flow Information – Interest paid, net of amounts capitalized, was $25.9 million, $28.6 million and $35.1 million during fiscal 2003, 2002 and 2001, respectively. Income taxes paid, net of refunds received, were $2.5 million, $(9.1) million and $6.5 million during fiscal 2003, 2002 and 2001, respectively.

Non-cash activities: The Company satisfied $2.1 million, $31.2 million and $21.2 million of liabilities from employee payroll deductions by issuing shares of its common stock in connection with its Employee Stock Purchase Plan (see Note 14) and its Retirement Savings Plan (see Note 15), in fiscal years ended 2003, 2002 and 2001, respectively.

Comprehensive Income (Loss)– Other comprehensive income (loss) includes foreign currency translation adjustments, unrealized holding gains on available-for-sale marketable securities, unrealized gains (losses) on

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

forward exchange contracts, and minimum pension liability adjustments, net of applicable income taxes. Foreign currency translation adjustments are not presented net of any tax effect as the Company does not expect to incur any tax liability or benefit related thereto. The components of accumulated other comprehensive loss at fiscal year-ends are as follows (in thousands):

	2003	2002

Foreign currency translation adjustments	$(3,023)	$(22,947)
Unrealized gains on available-for-sale securities, net of tax	1,907	519
Minimum pension liability adjustments	(8,380)	(5,649)

Accumulated other comprehensive loss	$(9,496)	$(28,077)

Change in Accounting Principle – The Company adopted SFAS No. 141, “Business Combinations” for acquisitions initiated after June 30, 2001 and SFAS No. 142, “Goodwill and Other Intangible Assets” as of the beginning of fiscal 2003. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Upon adoption, the existing goodwill and intangible assets were evaluated against the new criteria, which resulted in certain intangible assets with a carrying value of $0.4 million being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized into results of operations, but instead be tested at least annually for impairment and written down when impaired. Upon adoption of SFAS 142, the Company ceased amortizing goodwill against its results of operations.

During the second quarter of fiscal 2003, the Company completed the transition impairment test of its goodwill (as of the beginning of fiscal 2003) required by SFAS 142. The Company determined that it has a single reporting unit (as defined in SFAS 142). For purposes of the impairment test, the fair value of the reporting unit was determined considering both an income approach and a market approach. Management determined that the recorded value of its goodwill at the transition date was not impaired. See Note 3 for the transitional impairment charge recorded by Mindspeed and included in the Company’s loss from discontinued operations of Mindpseed in fiscal 2003.

The following table shows the Company’s annual net loss and net loss per share, adjusted for the effect of the adoption of the non-amortization provisions of SFAS 142 (in thousands, except per share amounts):

	2003	2002	2001

Net loss, as reported	$(705,315)	$(880,767)	$(1,445,334)
Amortization of goodwill	—	277,388	271,562
Amortization of assembled workforce previously classified as an intangible asset	—	1,899	2,010

Adjusted net loss	$(705,315)	$(601,480)	$(1,171,762)

Loss per share, basic:
Net loss, as reported	$(2.63)	$(3.40)	$(5.91)
Adjusted net loss	(2.63)	(2.32)	(4.79)
Loss per share, diluted:
Net loss, as reported	$(2.56)	$(3.40)	$(5.91)
Adjusted net loss	(2.56)	(2.32)	(4.79)

Recent Accounting Standards – In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” The Company must adopt FIN 46 in the first quarter of fiscal 2004 and does not expect such adoption to have a significant impact on its financial position or results of operations.

During fiscal 2003, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Guarantees of Indebtedness of Others” with no material impact to the consolidated financial statements. The disclosure requirements of FIN 45 are addressed in Note 13.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Discontinued Operations

Mindspeed Technologies

On June 27, 2003, Conexant completed the distribution to Conexant shareholders of all outstanding shares of Mindspeed Technologies, Inc. (Mindspeed), a wholly owned subsidiary of Conexant to which Conexant contributed its Internet infrastructure business, including the stock of certain subsidiaries, and certain other assets and liabilities, including $100.0 million in cash (hereinafter, the Mindspeed Spin). In the Mindspeed Spin, Conexant shareholders received one share of Mindspeed common stock for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares. Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock, representing approximately 20 percent of Mindspeed’s outstanding common stock on a fully diluted basis. The warrant is exercisable for a period of ten years, commencing one year after the completion of the Mindspeed Spin, at an exercise price of $3.408 per share (the fair market value on the date of grant of the warrant). The warrant was initially assigned a fair value of $89.0 million (recorded as a return of capital to Conexant) using the Black-Scholes option pricing model (assuming volatility of 90%, a risk-free interest rate of 3.5%, and no dividend yield), and is presented as a long-term asset on the consolidated balance sheet. The carrying value of the net assets which the Company contributed to Mindspeed in June 2003 was $193.4 million. Additionally, Conexant entered into a senior secured revolving credit facility pursuant to which Mindspeed may borrow up to $50.0 million for working capital and general corporate purposes (see Note 12).

Wireless Communications and Mexicali Operations

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

Upon completion of the Merger, Alpha and its subsidiaries purchased Conexant’s semiconductor assembly and test facility located in Mexicali, Mexico including Conexant’s package design team that supports the Mexicali facility (together, the Mexicali Operations) for $150.0 million. In connection with the purchase, Conexant, Alpha and certain subsidiaries of Alpha entered into a financing agreement pursuant to which Alpha and a subsidiary of Alpha delivered to Conexant promissory notes for $150.0 million (the Term Notes) guaranteed by Alpha and certain Alpha subsidiaries and secured by substantially all assets of Alpha in payment of the purchase price for the Mexicali Operations. The financing agreement also provided for a revolving credit facility under which Alpha could borrow up to $100.0 million, less specified reserves, for one year at the same interest rate and with the same security applicable to the Term Notes. As of September 30, 2002, borrowings of $30.0 million were outstanding under the credit facility.

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Spin-off Transaction and the Merger were completed pursuant to the Contribution and Distribution Agreement and the Agreement and Plan of Reorganization entered into as of December 16, 2001 (the measurement date for financial accounting purposes), as amended. The carrying value of the net assets which the Company contributed to Washington (including the Mexicali Operations) in June 2002 was $210.4 million.

The accompanying consolidated financial statements have been restated to reflect the wireless communications business, Mexicali Operations, and the Mindspeed Technologies business as discontinued operations. For financial accounting purposes, the sale of the Mexicali Operations by Conexant to Skyworks was treated as if Conexant had contributed the Mexicali Operations to Washington as part of the Spin-off Transaction, and the $150 million purchase price was treated as a return of capital to Conexant.

The operating results of the discontinued wireless communications business, Mexicali Operations and the discontinued Mindspeed Technologies business, including the separation costs paid by the Company, included in the accompanying consolidated statements of operations were as follows (in thousands):

	2003	2002	2001

Net revenues	$58,719	$352,967	$520,870

Loss before income taxes	$(155,231)	$(733,169)	$(875,963)
Provision (benefit) for income taxes	462	3,848	(91,539)
Cumulative effect of change in accounting for goodwill	(573,184)	—	—

Loss from discontinued operations	$(728,877)	$(737,017)	$(784,424)

Loss from discontinued operations:	2003	2002	2001

Wireless communications business and Mexicali Operations	$—	$(68,431)	$(275,064)
Mindspeed Technologies business	(728,877)	(668,586)	(509,360)

Loss from discontinued operations	$(728,877)	$(737,017)	$(784,424)

The components of assets and liabilities of discontinued operations of Mindspeed at September 30, 2002 are as follows (in thousands):

Current assets:
Cash and cash equivalents	$7,269
Receivables, net	12,568
Inventories	4,842
Other current assets	5,313

$29,992

Non-current assets:
Property, plant and equipment, net	$42,854
Intangible assets, net	143,632
Goodwill	568,900
Other assets	859

$756,245

Current liabilities:
Accounts payable	$18,689
Accrued compensation and benefits	14,784
Other current liabilities	31,949

$65,422

Non-current liabilities	$1,366

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Acquisitions

During fiscal 2003, 2002 and 2001, the Company completed the following acquisitions that were accounted for using the purchase method of accounting.

Fiscal 2003

In May 2003, the Company acquired the soft modem business of PCTEL, Inc. (PCTEL), a provider of Internet access products and wireless mobility software. Consideration for the acquisition consisted of cash of $6.8 million, and a commitment to pay additional cash totaling $4.0 million in November and December 2003. The Company also agreed to purchase copies of PCTEL’s proprietary software for a total of $1.0 million, payable in quarterly installments through June 30, 2004. In addition, the Company and PCTEL entered into a cross-license agreement whereby the Company contributed to PCTEL certain patents and patent applications and, in exchange, the Company received a non-exclusive, worldwide license to incorporate certain PCTEL technology into its products. The Company will pay royalties to PCTEL of up to $8.0 million over a four-year period on the sale of certain licensed products, with a maximum of $0.5 million per quarter, through June 30, 2007. The amounts payable to PCTEL, at their present values, have been included in other current or long-term liabilities in the accompanying consolidated balance sheet.

The tangible assets of the acquired business totaled $2.5 million. Assumed liabilities totaled $0.5 million. Identifiable intangible assets, principally consisting of developed technology and customer-related intangibles, total $3.1 million and are being amortized over estimated lives of five years. The residual amount of $6.2 million is classified as goodwill and is deductible for income tax purposes.

The results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. The pro forma effect of this acquisition was not material to the Company’s results of operations in fiscal 2003 or 2002.

Fiscal 2002

In June 2002, the Company acquired the video compression business of iCompression, Inc. (iCompression), a wholly owned subsidiary of GlobespanVirata, Inc. Consideration for the acquisition consisted of 1.25 million shares of the Company’s common stock and promissory notes for $21.0 million, of which 150,000 shares of common stock and a promissory note for $1.8 million were held in a one-year escrow for the settlement of any contingent indemnity claims. The Company paid the amounts owed under the promissory notes in July 2002. The escrow settled in June 2003 and all funds were released to iCompression.

Under the asset purchase agreement, the Company guaranteed the value of the shares issued to iCompression for a defined period through September 2003 (subject to certain conditions and elections). The guaranty is subject to adjustment for any stock split, stock dividend, recapitalization, merger or similar transaction (including the Spin-off Transaction and the Merger). In the event that the common stock delivered to iCompression (including the shares of Skyworks common stock received in respect thereof) did not maintain a market value per share equal to or greater than $12.00 for at least seven consecutive trading days during the guaranty period, Conexant would be required to make an additional cash payment to iCompression for the difference between $12.00 and the market value per share of such shares as of specified dates. Consequently, the Company has valued the shares delivered to iCompression at the guaranteed value of $12.00 per share. In September 2003, the Company paid $0.7 million cash to iCompression in full settlement of this guaranty. The payment was recorded as a reduction of shareholders’ equity in accordance with SFAS No. 141.

The tangible assets of the acquired video compression business totaled $0.3 million, net of liabilities of $1.6 million. The results of operations of the video compression business are included in the consolidated financial statements from the date of acquisition. The pro forma effect of this acquisition was not material to the Company’s results of operations in fiscal 2002 or 2001.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal 2001

In February 2001, the Company acquired HyperXS Communications, Inc. (HyperXS), a developer of semiconductors and related software products for high-speed Internet access devices.

Consideration for the acquisitions in fiscal 2003, 2002 and 2001 consisted of cash, shares of the Company’s common stock or a combination of cash and stock and the fair value of outstanding stock options of the acquired companies converted into options to purchase shares of the Company’s common stock. The value of the common stock issued was based on market prices at the time of announcement of the acquisition.

The Company’s acquisitions are summarized below (in thousands):

	Shares of
	Conexant					Identified
	common stock	Options		Total value of		intangible
	issued	converted	Cash paid	consideration	Goodwill	assets

Fiscal 2003
PCTEL	—	—	$6,796	$6,796	$6,206	$3,120

iCompression	150	—	$1,800	$3,600	$3,600	$—

Fiscal 2002
iCompression	1,100	—	$19,200	$32,400	$23,557	$8,851

Fiscal 2001
HyperXS	300	210	$7,500	$14,627	$12,730	$—

The value of the consideration for each acquisition was allocated among the assets and liabilities acquired, including identified intangible assets, based upon estimated fair values. The excess of the value of the consideration over the net assets acquired is allocated to goodwill.

Identified intangible assets, principally consisting of developed technology, are being amortized over estimated lives of two to seven years (principally five years).

5. Sales of Assets

In March 2002, the Company and The Carlyle Group formed a new specialty foundry company named Jazz Semiconductor, Inc. (Jazz). In the transaction, Conexant contributed its Newport Beach, California wafer fabrication operations and certain intellectual property to Jazz and the Company received $19.3 million in cash and a 45% equity interest in Jazz, having an estimated fair value of $42.5 million. In addition to contributing its Newport Beach wafer fabrication operations (with a carrying value of approximately $43.2 million) and certain related assets and liabilities (with carrying values of $7.4 million and $7.8 million, respectively), the Company also issued to Jazz a warrant to purchase 2.9 million shares of Conexant common stock at a price of $13.05 per share (the fair market value on the date of grant of the warrant) exercisable through January 2005. The warrant had a fair value of $14.2 million, determined by management using the Black-Scholes option pricing model (assuming volatility of 68.5%, a risk-free interest rate of 4.1%, and no dividend yield) and discounted 20% for the lack of marketability. At September 30, 2003, the exercise price of the warrant is $3.76 per share, and is subject to adjustment for certain events. Through September 30, 2003, Jazz has purchased 132,222 shares under the warrant. Of the approximately 2.7 million shares outstanding subject to the warrant, approximately 2.0 million may be purchased currently, and the remainder become purchasable in March 2004.

This transaction resulted in a $2.6 million gain, which represented the difference between the Company’s carrying value and the fair value of the net assets deemed to have been sold by the Company to Jazz. The Company accounts for its investment in Jazz under the equity method of accounting. In fiscal 2003, an unrelated party made an additional investment in Jazz thereby reducing the Company’s equity interest in Jazz to 39%. In accordance with Staff Accounting Bulletin No. 51, a gain of $0.3 million was recognized upon this additional investment.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2002, the Company completed the planned divestiture of its digital imaging business and merged the business with Zing Network, Inc. to create a new privately held company named Pictos Technologies, Inc. (Pictos). The Company contributed assets to Pictos in exchange for shares of Pictos stock.

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

In fiscal 2003, the Company sold certain manufacturing assets to Jazz for $1.0 million payable over four quarters. A $4.8 million impairment loss was recognized on these assets.

In fiscal 2003, the Company sold two of its investments in early stage technology companies (Pictos and Pixo, Inc.) for cash of $15.0 million, with an additional $2.1 million to be held in escrow for a period of twelve to eighteen months for potential buyer indemnity claims. A total gain of $8.6 million was recognized on these sales. In addition, the Company accrued $2.0 million for non-cancelable commitments related to one of these transactions for losses to complete the production of certain inventory items and the rendering of future services.

6. Marketable Securities

Marketable securities include asset-backed securities, corporate bonds, government securities and marketable equity securities. All of the Company’s marketable securities are classified as available for sale and are recorded at fair value, based upon quoted market prices. As of September 30, 2003, net unrealized gains of $1.9 million, net of income tax, on these securities are included in accumulated other comprehensive income. The Company’s available-for-sale marketable securities are classified as short-term investments in the consolidated balance sheets as the Company intends to sell these securities as necessary to meet its liquidity requirements.

The Company accounts for the Skyworks 15% convertible senior subordinated notes as available-for-sale securities carried at their fair value. Unrealized gains or losses resulting from changes in the fair value of the debt are included in other comprehensive income. The right to convert the Skyworks 15% convertible senior subordinated notes into shares of Skyworks common stock is, for financial accounting purposes, an embedded derivative instrument. Changes in the fair value of the Skyworks 15% convertible senior subordinated notes resulting from changes in the value of the conversion right are included in other income (expense), net each period.

Available-for-sale securities consist of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

September 30, 2003:
U.S. government agencies	$14,640	$25	$(18)	$14,647
Foreign government securities	2,044	15	—	2,059
Corporate debt securities	21,625	74	(59)	21,640
Skyworks 15% convertible senior subordinated notes	46,542	9,024	—	55,566
Equity securities	2,320	3,051	—	5,371

	$87,171	$12,189	$(77)	$99,283

September 30, 2002:
U.S. government agencies	$24,686	$257	$—	$24,943
Foreign government securities	8,446	102	—	8,548
Corporate debt securities	65,493	517	(35)	65,975

	$98,625	$876	$(35)	$99,466

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The amortized cost and estimated fair value of debt securities at September 30, 2003, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in 1 year or less	$6,474	$6,525
Due in 1 – 2 years	66,528	75,576
Due in 2 – 5 years	11,296	11,265
Due after 5 years	553	546

	$84,851	$93,912

7. Skyworks Notes

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

Skyworks may redeem the 15% convertible senior subordinated notes at any time after May 12, 2004, subject to a redemption premium of 3% of the outstanding principal amount. The Company may, at its option, convert the outstanding principal amount of the 15% convertible senior subordinated notes into shares of Skyworks common stock based upon the current conversion price of $7.87 per share, subject to adjustment under certain circumstances. At maturity, Skyworks must pay the outstanding principal of the notes by delivery of a number of shares of its common stock based upon the conversion price. Skyworks has granted the Company certain registration rights relating to the 15% convertible senior subordinated notes and the shares of Skyworks common stock underlying the 15% convertible senior subordinated notes.

As of September 30, 2003, the 15% convertible senior subordinated notes are carried at their fair value of $55.6 million (including the $11.5 million fair value of the related conversion right) and are included in short-term investments because the Company has the ability and intent to liquidate the 15% convertible senior subordinated notes or shares underlying the notes within the next twelve months.

8. Supplemental Financial Statement Data

Inventories at fiscal year-ends consist of the following (in thousands):

	2003	2002

Raw material	$—	$363
Work-in-process	42,662	36,493
Finished goods	16,886	15,632

	$59,548	$52,488

The Company assesses the recoverability of inventories through an ongoing review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the foreseeable demand, the value of inventory that at the time of the review is not expected to be sold is written down. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

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

The Company may retain and make available for sale some or all of the inventories which have been written down. In the event that actual demand is higher than originally projected, the Company may be able to sell a portion of these inventories in the future. The Company generally scraps inventories which have been written down and are identified as obsolete.

Property, plant and equipment at fiscal year-ends consist of the following (in thousands):

	2003	2002

Land	$1,663	$1,663
Land and leasehold improvements	10,477	10,548
Buildings	34,799	35,465
Machinery and equipment	121,162	145,177
Construction in progress	3,330	4,152

	171,431	197,005
Accumulated depreciation and amortization	(135,121)	(145,865)

	$36,310	$51,140

Other assets at fiscal year-ends consist of the following (in thousands):

	2003	2002

Advance payments to vendors	$—	$6,592
Investments	80,353	122,173
Other	30,485	26,414

	$110,838	$155,179

The advance payments to vendors were paid to wafer suppliers under agreements for foundry capacity. Investments consist of non-marketable equity interests in early stage technology companies and the Company’s investment in Jazz. In connection with certain of these investments, the Company may be required to invest up to an additional $13.3 million.

During fiscal 2003, goodwill was adjusted as follows (in thousands):

Goodwill, September 30, 2002	$46,426
Assembled workforce reclassified to goodwill	397
Settlement of iCompression escrow	3,600
Acquisition of PCTEL	6,206
Other adjustments	236

Goodwill, September 30, 2003	$56,865

Intangible assets at fiscal year-ends consist of the following (in thousands):

	2003			2002

	Gross	Accumulated		Gross	Accumulated
	Asset	Amortization	Net	Asset	Amortization	Net

Developed technology	$15,904	$(7,456)	$8,448	$14,413	$(5,500)	$8,913
Customer base	2,050	(358)	1,692	590	(49)	541
Assembled workforce	—	—	—	993	(596)	397
Other intangible assets	7,443	(5,077)	2,366	8,298	(3,905)	4,393

	$25,397	$(12,891)	$12,506	$24,294	$(10,050)	$14,244

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	2004	2005	2006	2007	2008

Amortization expense	$3,822	$2,627	$1,804	$1,805	$1,564

The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other income (expense), net each period. At September 30, 2003, the fair value of the Mindspeed warrant was $119.2 million and was determined using a Black-Scholes model with the term of the warrant varying from 2 to 7 years to coincide with the Company’s intent and ability to liquidate the warrant in installments, volatility of 90%, a risk-free interest rate of 3.5%, and no dividend yield.

Other current liabilities at fiscal year-ends consist of the following (in thousands):

	2003	2002

Restructuring	$12,091	$16,185
Interest	4,747	5,436
Royalties and technology licenses	9,156	1,822
Other	10,913	26,766

	$36,907	$50,209

Other income (expense), net consists of the following (in thousands):

	2003	2002	2001

Investment and interest income	$15,622	$13,116	$29,429
Interest expense	(28,120)	(31,069)	(33,597)
Change in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes	9,402	—	—
Change in the fair value of the Mindspeed warrant	30,230	—	—
Gain on sale of investments	8,618	—	23,251
Write-down of non-marketable investments	(39,402)	(21,207)	(13,051)
Other	(2,158)	2,290	(5,195)

	$(5,808)	$(36,870)	$837

In fiscal 2003, the Company sold two of its investments in early stage technology companies for cash of $15.0 million, with an additional $2.1 million to be held in escrow for a period of twelve to eighteen months for potential buyer indemnity claims. A gain of $8.6 million was recognized on these sales. In fiscal 2001, the $23.3 million gain is attributable to the sale of marketable securities.

During fiscal 2003, 2002 and 2001, the Company recorded charges of $39.4 million, $21.2 million and $13.1 million, respectively, to write down the carrying values of certain non-marketable investments to their estimated fair values (in most cases, zero). The investments consisted of equity interests in early stage technology companies which the Company had accounted for under the cost method. Management estimated the fair value of these investments based upon available financial and other information, including then-current and projected business prospects for the subject companies, and determined that the decline in the fair value of these investments was other than temporary.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Income Taxes

The components of the benefit for income taxes on continuing operations are as follows (in thousands):

	2003	2002	2001

Current:
United States	$(668)	$(2,767)	$(8,000)
Foreign	457	673	1,214
State and local	(134)	409	(102)

Total current	(345)	(1,685)	(6,888)

Deferred:
United States	—	—	(45,055)
Foreign	216	(153)	4,282
State and local	—	—	(7,712)

Total deferred	216	(153)	(48,485)

	$(129)	$(1,838)	$(55,373)

The total provision (benefit) for income taxes is recorded as follows (in thousands):

	2003	2002	2001

Continuing operations	$(129)	$(1,838)	$(55,373)
Discontinued operations	462	3,848	(91,539)

	$333	$2,010	$(146,912)

Deferred income tax assets and liabilities at fiscal year-ends consist of the tax effects of temporary differences related to the following (in thousands):

	2003	2002

Deferred tax assets:
Inventories	$17,002	$33,785
Property, plant and equipment	33,602	44,065
Investments	64,781	69,371
Deferred revenue	7,059	8,124
Accrued compensation and benefits	6,747	3,645
Product returns and allowances	13,219	12,879
Retirement benefits and deferred compensation	16,621	23,552
Intangible assets	10,234	13,008
Capitalized research and development	65,060	20,643
Net operating losses	364,866	361,080
Research and development and investment credits	120,748	106,407
Other, net	9,107	10,951
Valuation allowance	(413,049)	(406,600)

Total deferred tax assets	315,997	300,910

Deferred tax liabilities:
Unrealized gains on investments	17,088	321
Deferred state taxes	44,049	44,188

Total deferred tax liabilities	61,137	44,509

Net deferred tax assets	$254,860	$256,401

Based upon the Company’s recent operating losses and expected future operating results, management determined that it is more likely than not that a portion of the deferred tax assets as of September 30, 2003 and 2002 will not be realized. Consequently, the Company established a valuation allowance for the portion of its deferred tax assets that is not expected to be realized through the reduction of future income tax payments. Management believes the remaining portion of the deferred tax assets is more likely than not to be realized based on current expectations of future earnings and available tax planning strategies.

The valuation allowance as of September 30, 2003 and 2002 was $413.0 million and $406.6 million, respectively. The net change in the valuation allowance for fiscal 2003 was $6.4 million which includes $3.0 million related to stock option exercises. To the extent the Company obtains a tax benefit for the net operating losses attributable to the stock option exercises, such amounts will be recorded to shareholders’ equity.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2003, the Company has U.S. Federal net operating loss carryforwards of approximately $1.02 billion which expire at various dates through 2024 and aggregate state net operating loss carryforwards of approximately $141.0 million which expire at various dates through 2014. The Company also has U.S. Federal and state income tax credit carryforwards of approximately $57.0 million and $64.0 million, respectively. The U.S. Federal credits expire at various dates through 2024. The state credit carryforwards include California Manufacturers’ Investment Credits of approximately $24.0 million which expire at various dates through 2010, while the remaining state credits have no expiration date. Approximately $19.0 million of additional California Manufacturers’ Investment Credit carryforward was generated while the Company was part of Rockwell. Under the terms of the tax allocation agreement with Rockwell, Conexant must pay Rockwell the benefits from such portion of the credit carryforwards if they are realized.

Tax benefits from the exercise of stock options (including payments received under the tax allocation agreement with Rockwell) totaling $0.4 million, $1.2 million and $1.5 million for fiscal 2003, 2002 and 2001, respectively, were credited directly to shareholders’ equity.

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the benefit for income taxes on continuing operations follows (in thousands):

	2003	2002	2001

U.S. Federal statutory tax at 35%	$8,202	$(50,956)	$(250,699)
State taxes, net of federal effect	(3,444)	(8,110)	(32,894)
Foreign income taxes in excess of U.S	(822)	5,831	(6,991)
Research and development credits	(7,876)	(9,453)	(8,075)
Nondeductible amortization of intangible assets	—	3,038	14,117
Valuation allowance	3,569	53,902	229,731
Other	242	3,910	(562)

Benefit for income taxes	$(129)	$(1,838)	$(55,373)

Income (loss) before income taxes from continuing operations consists of the following components (in thousands):

	2003	2002	2001

United States	$19,160	$(130,416)	$(755,414)
Foreign	4,273	(15,172)	39,131

	$23,433	$(145,588)	$(716,283)

Certain of the Company’s United States, state and foreign income tax returns for the years 1999 through 2001 are currently under examination. Management believes that adequate provision for income taxes has been made for all years, and the results of the examinations will not have a material impact on the Company’s financial position, cash flows or results of operations.

No provision has been made for U.S. Federal, state or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $34.0 million and $32.0 million of undistributed earnings of foreign subsidiaries as of September 30, 2003 and 2002, respectively, which have been or are intended to be permanently reinvested.

10. Long-Term Debt

In February 2000, the Company issued $650.0 million principal amount of its 4% Convertible Subordinated Notes due 2007 for net proceeds (after costs of issuance) of approximately $631.0 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each February 1 and August 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a current conversion price of $42.432 per share, subject to adjustment for certain events. The notes may be redeemed at the Company’s option at a declining premium to par. During fiscal 2001 and 2003, the Company purchased $35.0 million and $100.0 million, respectively, principal amount of its 4% Convertible Subordinated Notes at prevailing market prices, resulting in net gains of $11.7 million, and $42.0 million, respectively. At September 30, 2003, $515.0 million principal amount of the 4% Convertible Subordinated Notes was outstanding.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 1999, the Company issued $350.0 million principal amount of its 41/4% Convertible Subordinated Notes due 2006 for net proceeds (after costs of issuance) of approximately $339.6 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each May 1 and November 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a current conversion price of $9.075 per share, subject to adjustment for certain events. The notes may be redeemed at the Company’s option at a declining premium to par. During fiscal 2001, approximately $255.2 million principal amount of the Company’s 41/4% Convertible Subordinated Notes was converted into approximately 11.0 million shares of common stock at a cost to the Company of $42.6 million. During fiscal 2002, the Company exchanged 2.2 million shares of its common stock for approximately $28.0 million principal amount of its 41/4% Convertible Subordinated Notes. In connection with the exchanges in fiscal 2002, the Company recognized debt conversion costs of $10.4 million for the fair value of the shares issued in excess of the number of shares issuable in a conversion of the notes pursuant to their original terms. At September 30, 2003, $66.8 million principal amount of the 41/4% Convertible Subordinated Notes was outstanding.

At September 30, 2003, the fair value of the convertible subordinated notes (based on quoted market prices) was approximately $511.0 million compared to their carrying value of $581.8 million.

The Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in the first quarter of fiscal 2003. SFAS 145 rescinds SFAS 4, which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The adoption of SFAS 145 resulted in the reclassification of fiscal 2001 gains of $11.7 million from extraordinary gain on extinguishment of debt to income from continuing operations (and income tax provision of $4.4 million) in the consolidated statements of operations.

11. Commitments

The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2017 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $16.8 million, $13.0 million and $10.5 million during fiscal 2003, 2002 and 2001, respectively.

At September 30, 2003, future minimum lease payments under operating leases, excluding any sublease income, were as follows (in thousands):

Fiscal Year

2004	$15,578
2005	12,253
2006	7,724
2007	5,120
2008	4,754
Thereafter	39,741

Total future minimum lease payments	$85,170

The summary of future minimum lease payments includes an aggregate of $10.8 million of lease obligations that principally expire through fiscal 2006, which have been accrued for in connection with the Company’s restructuring actions (see Note 16).

The Company purchases a substantial portion of its requirements for silicon-based semiconductor products from Jazz. During the first two years of the long-term supply arrangement with Jazz, the Company’s cost of wafers is an amount which approximates its historical cost. Thereafter, the cost of wafers will be based on market prices. Additionally, the Company is obligated to purchase certain minimum annual volumes of wafers during the first three years of the arrangement. In the event the Company’s actual wafer purchases are less than the required minimum volumes, it will be required to make additional payments to Jazz. The Company’s expected minimum purchase obligations under the long-term supply agreement with Jazz, net of a portion of the wafer purchase obligations assumed by a third party, will be approximately $43.0 million and $14.0 million in fiscal 2004 and 2005, respectively.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additionally, the Company entered into a long-term supply agreement with Skyworks in June 2002, under which Skyworks provides semiconductor assembly and test services at the Company’s former Mexicali, Mexico facility. Under this supply agreement, the Company is obligated to purchase certain minimum amounts of assembly and test services during fiscal 2004 and fiscal 2005 in the amounts of $26.6 million and $10.9 million, respectively. In the event the Company’s purchases of assembly and test services are less than the required minimum amounts, it will be required to make additional payments to Skyworks.

The Company currently anticipates meeting each of the annual minimum purchase obligations under the long-term supply agreements with Jazz and Skyworks.

12. Mindspeed Credit Facility

In connection with the Mindspeed Spin, the Company entered into a senior secured revolving credit facility pursuant to which Mindspeed may borrow up to $50.0 million for working capital and general corporate purposes. Mindspeed may borrow under the credit facility only to restore its cash balance to $25.0 million. Borrowings accrue interest at 10% per annum, payable at maturity, and are collateralized by substantially all assets of Mindspeed. The credit facility expires on June 29, 2007. As of September 30, 2003, no amounts were outstanding under the credit facility.

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

13. Contingencies

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

Conexant has been designated as a potentially responsible party and is engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. In addition, the Company is engaged in remediation of groundwater contamination at its former Newport Beach, California wafer fabrication facility. Management currently estimates the aggregate remaining costs for these remediations to be approximately $3.3 million and has accrued for these costs as of September 30, 2003.

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell, the Company assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz, the Company agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. Product warranty costs are not significant.

14. Stock Plans

The Company’s authorized capital consists of 1,000,000,000 shares of common stock, par value $0.01 per share, and 25,000,000 shares of preferred stock, without par value, of which 1,500,000 shares are designated as Series A junior participating preferred stock (the Junior Preferred Stock).

The Company has a preferred share purchase rights plan to protect shareholders’ rights in the event of a proposed takeover of the Company. A preferred share purchase right (a Right) is attached to each share of common stock pursuant to which the holder may, in certain takeover-related circumstances, become entitled to purchase from the Company 1/200th of a share of Junior Preferred Stock at a price of $300, subject to adjustment. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will generally be exercisable for shares of the Company’s common stock or stock of the acquiring person having a market value of twice the exercise price. In certain events, each Right may be exchanged by the Company for one share of common stock or 1/200th of a share of Junior Preferred Stock. The Rights expire on December 31, 2008, unless earlier exchanged or redeemed at a redemption price of $0.01 per Right, subject to adjustment.

Stock Options

The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of September 30, 2003, approximately 15.9 million shares are available for grant under the stock option and long-term incentive plans. Stock options are generally granted with exercise prices at not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company has also assumed stock option plans in connection with the business acquisitions completed during fiscal 2001.

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

In connection with the Spin-off Transaction in June 2002, each option holder, other than holders of options granted to employees of the former Mindspeed Technologies segment on March 30, 2001 and options held by persons in certain foreign locations (Mindspeed March 30 options), received an option to purchase an equal number of shares

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of Washington common stock. The exercise prices of the outstanding Conexant options and the Washington options were adjusted so that the aggregate intrinsic value of the options was equal to the intrinsic value of the Conexant option immediately prior to the Spin-off Transaction and the ratio of the exercise price per share to the market value per share of each option was the same immediately before and after the Spin-off Transaction. In the Merger, each outstanding Washington option was converted into an option to purchase Skyworks common stock based upon the exchange ratio in the Merger. Mindspeed March 30 options remained exercisable only for shares of Conexant common stock, with appropriate adjustment to the number of shares and exercise prices thereof such that the aggregate intrinsic value of the options was equal to the intrinsic value of the options immediately prior to the Spin-off Transaction and the ratio of the exercise price per share to the market value per share of each option was the same immediately before and after the Spin-off Transaction.

In connection with the Mindspeed Spin in June 2003, holders of options to purchase Conexant common stock received options to purchase shares of Mindspeed common stock. The number and exercise prices of the outstanding Conexant options and the new Mindspeed options were adjusted so that the aggregate intrinsic value of the options was equal to the intrinsic value of the Conexant options immediately prior to the Mindspeed Spin.

A summary of stock option activity follows (shares in thousands):

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	88,805	$3.90	80,029	$25.36	60,679	$32.51
Granted	16,529	3.13	31,762	11.16	28,880	12.48
Assumed in connection with acquisitions	—	—	—	—	1,138	1.00
Adjustments for the Spin-off Transaction	—	—	17,029	3.23	—	—
Adjustments for the Mindspeed Spin	(1,451)	—	—	—	—	—
Exercised	(8,320)	2.85	(2,775)	5.15	(1,998)	6.08
Cancelled	(14,474)	4.78	(37,240)	41.33	(8,670)	34.44

Outstanding at end of year	81,089	3.02	88,805	3.90	80,029	25.36

Exercisable at end of year	52,109	3.13	50,683	3.75	23,889	22.05

The following table summarizes stock options outstanding at September 30, 2003 (shares in thousands):

	Outstanding			Exercisable

		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$0.20 - 2.62	19,604	5.3	$1.70	7,514	$2.02
2.63	20,865	4.9	2.63	15,527	2.63
2.64 - 3.44	10,974	4.5	2.80	9,909	2.78
3.45	19,023	5.9	3.45	14,321	3.45
3.46 -5.21	1,840	5.4	4.06	920	4.07
5.22	4,252	7.8	5.22	—	—
5.26 - 34.03	4,531	4.1	6.71	3,918	6.74

0.20 - 34.03	81,089	5.4	3.02	52,109	3.13

At September 30, 2003, of the 81.1 million stock options outstanding, approximately 34.6 million were held by current employees of the Company, and approximately 46.5 million were held by employees of Rockwell, a former Rockwell business, or a former business of the Company (i.e. Mindspeed, Skyworks, etc.) who remain employed by one of these businesses.

Restricted Stock

The Company’s long-term incentive plans also provide for awards of restricted shares of common stock and other stock-based incentive awards to officers and other employees and certain non-employees of the Company.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within two years of the date of award) or, in certain cases, if prescribed performance criteria are not met. During fiscal 2003, 2002 and 2001, the Company issued approximately 22,000, 37,000 and 106,000 restricted shares of common stock at weighted-average fair values per share of $2.06, $9.14 and $9.29, respectively. The fair value of restricted stock awards is charged to expense over the vesting period. In fiscal 2003, 2002 and 2001, the Company recorded compensation expense of $0.7 million, $2.8 million and $2.0 million, respectively, for the value of restricted stock awards.

Directors Stock Plan

The Company has a Directors Stock Plan which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the Directors Stock Plan, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. During fiscal 2003, 2002 and 2001, the Company issued approximately 60,000, 29,000 and 10,000 shares, respectively, of common stock and approximately 460,000, 80,000 and 80,000 stock options, respectively, under the Director Stock Plan. As of September 30, 2003, an aggregate of approximately 25,000 shares of the Company’s common stock are available for grant under the Directors Stock Plan.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or on the purchase date. The Company has reserved 15.4 million shares for delivery under the ESPP. Under the ESPP, employees may authorize the Company to withhold up to 10% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 1,500 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally 24 months in duration, but may be terminated earlier under certain circumstances. During fiscal 2003, 2002 and 2001, the Company issued 1.7 million, 3.4 million, and 1.7 million shares of common stock under the ESPP at weighted-average prices per share of $1.19, $5.07, and $10.32, respectively. The weighted average per share fair values of the employees’ purchase rights granted in fiscal 2003, 2002 and 2001 were $1.12, $1.80, and $4.34 using the Black-Scholes model. Other than an expected life of six months, assumptions used are consistent with those used for the Company’s stock options plans (see Note 2). At September 30, 2003, an aggregate of 7.4 million shares of the Company’s common stock are available for future purchases under the ESPP.

Performance Plan Shares

In fiscal 2002, the Company reserved 4.0 million shares of common stock for issuance under various employee performance plans. During fiscal 2003 and 2002, the Company issued 75,674 and 225,143 shares of common stock at weighted-average per share prices of $1.25 and $5.73, respectively, under employee performance plans. At September 30, 2003, approximately 3.7 million shares of the Company’s common stock are available for future grant. Awards granted under the performance plans are subject to variable accounting.

15. Employee Benefit Plans

Retirement Savings Plans

The Company sponsors 401(k) retirement savings plans that allow eligible U.S. employees to contribute a portion of their compensation, on a pre-tax or after-tax basis, subject to annual limits. The Company may match employee contributions in whole or part up to specified levels, and the Company may make an additional discretionary contribution at fiscal year-end, based on the Company’s performance. All Company contributions to the retirement savings plans are invested in shares of the Company’s common stock and are vested immediately. Participants may also choose to purchase shares of Company common stock as one of their investment options in the plan. During fiscal 2002 and 2001, the Company issued 1.7 million and 0.3 million shares of common stock under the retirement savings plan at weighted-average prices per share of $8.07 and $9.88, respectively. No new shares were issued in

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

fiscal 2003. Expense under the retirement savings plans was $3.7 million, $5.5 million and $7.3 million for fiscal 2003, 2002 and 2001, respectively.

Retirement Medical Plan

The Company has a retirement medical plan which covers certain of its employees and provides for medical payments to eligible employees and dependents upon retirement. At the time of the spin-off from Rockwell, the Company ceased offering retirement medical coverage to active salaried employees. Effective January 1, 2003, the Company elected to wind-down this plan and it will be phased out after December 31, 2007. Retirement medical expense, consisting principally of interest accrued on the accumulated retirement medical obligation and in fiscal 2003 the effects of the wind-down of the plan, was approximately $(1.5) million, $1.9 million and $2.9 million in fiscal 2003, 2002 and 2001, respectively.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in the retirement medical obligation for the fiscal years ending September 30 are as follows (in millions):

	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$20.7	$35.6
Service cost	—	0.3
Interest cost	0.8	2.4
Plan participants’ contributions	0.7	0.3
Curtailments	—	(8.0)
Effect of wind-down	(22.6)	—
Actuarial (gain) loss	6.9	(6.4)
Benefits paid	(2.7)	(3.5)

Benefit obligation at end of year	3.8	20.7

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contribution	2.0	3.2
Plan participants’ contributions	0.7	0.3
Benefits paid	(2.7)	(3.5)

Fair value of plan assets at end of year	—	—

Funded status	(3.8)	(20.7)
Unrecognized net actuarial loss	9.0	3.1
Unrecognized prior service cost	(23.8)	(3.5)

Accrued benefit cost	$(18.6)	$(21.1)

The accrued benefit obligation is based on discount rates of 3.25% (2003) and 7.0% (2002), with the change attributable to the wind-down of the plan. Increasing the health care cost trend rate by 1% would not increase the accumulated retirement medical obligation at September 30, 2003 and would not increase retirement medical expense due to the wind-down of the plan.

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

Net pension expense was approximately $1.1 million, $1.2 million and $1.6 million for fiscal 2003, 2002 and 2001, respectively. As of September 30, 2003 and 2002, the aggregate projected benefit obligation included in the consolidated balance sheet was approximately $11.7 million and $11.1 million, respectively. The pension obligations are based on a discount rate of 6.0% (2003) and 7.0% (2002). The accrued pension liability at September 30, 2003 includes $8.4 million of additional minimum liability, not yet recognized in net pension expense, which has been charged against accumulated other comprehensive loss.

16. Special Charges

Special charges consist of the following (in thousands):

	2003	2002	2001

Asset impairments	$9,575	$13,523	$342,791
Restructuring charges	5,215	16,098	16,887
Separation costs	—	878	—
Other special charges	3,589	—	9,580

	$18,379	$30,499	$369,258

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Asset Impairments

2003 Impairments- During fiscal 2003, the Company recorded impairment charges of $4.8 million, related to leasehold improvements associated with properties no longer occupied by the Company and other assets that management determined to abandon or scrap.

In fiscal 2003, the Company sold certain manufacturing assets to Jazz Semiconductor for $1.0 million. A $4.8 million impairment loss on these assets held for sale was recognized in the quarter ended June 30, 2003.

2002 Impairments- In the first half of fiscal 2002, the Company recorded an impairment charge of $13.0 million to write down the carrying value (approximately $22.0 million) of the goodwill related to its digital imaging business. The impairment charge resulted from the Company’s exit of its digital imaging business. Management evaluated the recoverability of the digital imaging business assets to determine if their value was impaired. The amount of the impairment charge was determined by comparing the assets’ estimated fair values, less costs to sell, to their carrying values. The estimated fair values were determined by management based upon all available information on the proceeds expected to result from the disposition of the assets. Management believes the assumptions used in estimating the fair values were reasonable and the estimated fair values approximated the amounts that would be realized upon the ultimate disposition of the related assets. The write-down established a new cost basis for the impaired assets. The Company completed the planned divestiture of its digital imaging business in July 2002.

2001 Impairments – During fiscal 2001, the Company recorded impairment charges totaling $342.8 million associated with manufacturing assets in connection with its decision to realign its manufacturing and procurement strategies, accelerating its transition from volume digital CMOS manufacturing to a fabless CMOS business model.

Management believed the decision to realign the Company’s manufacturing and procurement strategies and the resulting elimination of future investment in process technology and capacity during the transition period, together with the then-current and projected business conditions, indicated that the carrying value of the silicon wafer manufacturing facility and related wafer fabrication machinery and equipment at its Newport Beach, California facility (the wafer fabrication assets) may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from the manufacturing activities at the Newport Beach facility over a six-year period. This period reflected the Company’s expectation (as of the date it made the impairment analysis) of the period over which the wafer fabrication assets would generate cash flow during the Company’s transition to a fabless business. The estimated cash flows were based on declining volumes and average wafer prices for the products the Company expected to manufacture at the Newport Beach facility during the transition period. The declines in volume and average wafer prices were consistent with historical trends and management’s decision to focus on existing specialty-process products based on the current process technology. Since the estimated undiscounted cash flows were less than the carrying value (approximately $410 million based on historical cost) of the wafer fabrication assets, management concluded the value of the wafer fabrication assets was impaired. The Company recorded an impairment charge of $325.8 million, which was determined by comparing the estimated fair value of the wafer fabrication assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 30%, which management believed was commensurate with the underlying risks associated with the projected cash flows. Management believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets, which would be depreciated based upon new estimated useful lives ranging from one to six years.

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company terminated approximately 775 employees (including approximately 125 employees in fiscal 2002), with charges for the workforce reduction aggregating $8.3 million (including $2.6 million in fiscal 2002) based upon estimates of the cost of severance benefits for the affected employees, including approximately 530 employees in the Company’s manufacturing operations. In addition, the Company recorded restructuring charges of $5.8 million (including $0.2 million in fiscal 2002) for costs associated with the consolidation of certain facilities and lease cancellation and related costs. In fiscal 2002, the Company reversed $1.6 million of excess lease costs accrued in fiscal 2001 as a result of a favorable resolution upon the termination of the related lease, and in fiscal 2003, the Company reversed $1.5 million of excess severance and facility accruals as a result of favorable completion of the activities. At September 30, 2003, no restructuring liability remained associated with the 2001 Global Restructuring Plan.

Activity and liability balances related to the 2001 Global Restructuring Plan through September 30, 2003 are as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$5,666	$5,584	$11,250
Cash payments	(3,141)	(223)	(3,364)

Restructuring balance, September 30, 2001	2,525	5,361	7,886
Charged to costs and expenses	2,616	172	2,788
Expense reversal	—	(1,646)	(1,646)
Cash payments	(3,397)	(2,307)	(5,704)

Restructuring balance, September 30, 2002	1,744	1,580	3,324
Expense reversal	(994)	(488)	(1,482)
Cash payments	(750)	(1,092)	(1,842)

Restructuring balance, September 30, 2003	$—	$—	$—

Strategic Manufacturing Restructuring Plan – During the third quarter of fiscal 2001, the Company realigned its manufacturing and procurement strategy to accelerate its transition to a fabless CMOS business model. As part of the manufacturing realignment, the Company reduced its workforce by an additional 302 employees (including approximately 220 employees in manufacturing operations) and recorded charges aggregating $5.6 million based upon estimates of the cost of severance benefits for the affected employees. These actions were completed in the fourth quarter of fiscal 2001, cash payments for the workforce reductions were completed by September 30, 2002, and at September 30, 2003, no restructuring liability remained associated with the Strategic Manufacturing Restructuring Plan.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As part of the 2002 Corporate and Manufacturing Restructuring Plan, during the first quarter of fiscal 2003, the Company initiated a further workforce reduction affecting 58 employees and recorded additional charges of $1.9 million based upon estimates of the cost of severance benefits for the affected employees. During the third quarter of fiscal 2003, the Company revised its estimate of liabilities for severance benefits and facility costs due to unfavorable sublease experience to date, and charged an additional $1.5 million to restructuring. In the fourth quarter of 2003, the Company reversed $1.1 million of our estimated cost to settle the remaining commitment under a license obligation after its favorable resolution, and increased the estimate of remaining facility costs due to unfavorable sublease experience.

Activity and liability balances related to the 2002 Corporate and Manufacturing Restructuring Plan through September 30, 2003 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$2,437	$12,519	$14,956
Cash payments	(1,664)	(431)	(2,095)

Restructuring balance, September 30, 2002	773	12,088	12,861
Charged to costs and expenses	2,898	888	3,786
Expense reversal	—	(1,100)	(1,100)
Cash payments	(3,173)	(3,930)	(7,103)

Restructuring balance, September 30, 2003	$498	$7,946	$8,444

2003 Corporate Restructuring Plan– In the fourth quarter of fiscal 2003, the Company initiated another workforce reduction, closed a design center and consolidated some facilities. The Company involuntarily terminated employees in the sales and administration areas and recorded charges aggregating $1.2 million based upon estimates of the cost of severance benefits for the affected employees. The Company also recorded restructuring costs of $2.8 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated.

Activity and liability balances related to the 2003 Corporate Restructuring Plan through September 30, 2003 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$1,181	$2,830	$4,011
Cash payments	(364)	—	(364)

Restructuring balance, September 30, 2003	$817	$2,830	$3,647

Through September 30, 2003, the Company has paid an aggregate of $26.1 million in connection with its fiscal 2001, 2002 and 2003 restructuring plans and has a remaining accrued restructuring balance of $12.1 million. The Company expects to pay the amounts accrued for the workforce reductions during fiscal 2004 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire through fiscal 2006. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.

Separation Costs

In fiscal 2002, the Company incurred separation costs of approximately $0.9 million in connection with the divestiture of its Newport Beach wafer fabrication operations and its digital imaging business.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Special Charges

In connection with the fiscal 2001 restructuring actions and realigned manufacturing and procurement strategies, the Company recorded other special charges aggregating $9.6 million related to the loss on disposal and write-off of certain assets.

Other special charges for fiscal 2003 principally consist of a $2.7 million loss on the sale of certain semiconductor test equipment.

17. Segment Information

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

Net revenues by geographic area are presented based upon the country of destination. No other foreign country represented 10% or more of net revenues for any of the fiscal years presented. Revenues by geographic area were as follows (in thousands):

	2003	2002	2001

United States	$57,652	$59,324	$97,711
Other Americas	11,086	23,633	8,773

Total Americas	68,738	82,957	106,484
Taiwan	88,369	125,151	151,575
China	211,642	133,801	76,509
Other Asia-Pacific	96,101	81,094	76,612

Total Asia-Pacific	396,112	340,046	304,696
Japan	84,943	41,735	58,374
Europe, Middle East and Africa	50,184	56,988	72,134

	$599,977	$521,726	$541,688

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For fiscal 2003, one customer (a foreign distributor) accounted for 11% of net revenues, and for fiscal 2002, one customer (a foreign distributor) accounted for 12% of net revenues. No other customer accounted for 10% or more of the Company’s net revenues for fiscal 2003, 2002 or 2001.

Long-lived assets consist of property, plant and equipment, goodwill, intangible assets, the Mindspeed warrant and other assets. Long-lived assets by geographic area at fiscal year ends were as follows (in thousands):

	2003	2002

United States	$323,918	$254,301
Europe, Middle East and Africa	10,222	10,470
Other	1,609	2,218

	$335,749	$266,989

18. Subsequent Event

On November 3, 2003, the Company entered into a definitive merger agreement with GlobespanVirata, Inc., a provider of broadband communications solutions for consumer, enterprise, personal computer and service provider markets. In the merger, GlobespanVirata shareholders will receive 1.198 shares of Conexant common stock for each share of GlobespanVirata common stock. This transaction will be accounted for under the purchase method of accounting with the Company as the acquiror for accounting purposes. The closing of this transaction is subject to customary regulatory and shareholder approvals, and is expected to be completed in the quarter ending March 31, 2004.

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders of
  Conexant Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Conexant Systems, Inc. and subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive loss for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets during the year ended September 30, 2003 as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets.”

As discussed in Note 3 to the consolidated financial statements, on June 27, 2003, the Company completed the spin-off of its Mindspeed Technologies business. The consolidated financial statements referred to above have been restated to report the Mindspeed Technologies business as a discontinued operation for all periods presented.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
October 27, 2003, except for Note 18, as to which the
date is November 3, 2003

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Annual Report in that the Registrant will file its definitive Proxy Statement for the Annual Meeting of Shareowners to be held on February 25, 2004 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

(a)	Executive Officers — See “Executive Officers” in Part I, Item 1 hereof.

(b)	Directors — The information required by this Item is incorporated herein by reference to the section entitled “Election of Directors” in the Proxy Statement.

(c)	Audit Committee Financial Expert — The board of directors has determined that D. Scott Mercer, Chairman of the Audit Committee, is an “audit committee financial expert” and “independent” as defined under applicable SEC and Nasdaq rules. The board’s affirmative determination was based, among other things, upon his extensive experience as chief financial officer of Western Digital Corporation and, prior to that, as Vice President, Finance, European Operations of Dell Inc.

(d)	The Company has adopted its “Standards of Business Conduct”, a code of ethics that applies to all employees, including its executive officers. A copy of the Standards of Business Conduct is posted on the Company’s Internet site at http://www.conexant.com. In the event that the Company makes any amendment to, or grants any waivers of, a provision of the Standards of Business Conduct that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefor on its Internet site.

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

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended September 30, 2003 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity and Comprehensive Loss, Notes to Consolidated Financial Statements, and Report of Deloitte & Touche LLP, Independent Auditors

(2) Supplemental Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibits	Description

2	Agreement and Plan of Reorganization dated as of November 3, 2003 by and among the Company, Concentric Sub, Inc. and GlobespanVirata (excluding exhibits), filed as Exhibit 2 to the Company’s Current Report on Form 8-K dated November 4, 2003, is incorporated herein by reference.

3-a-1	Amended and Restated Certificate of Incorporation of the Company.

3-a-2	Amended By-Laws of the Company, filed as Exhibit 3-a-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is incorporated herein by reference.

4-a-1	Rights Agreement, dated as of November 30, 1998, by and between the Company and Mellon Investor Services (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-68755), is incorporated herein by reference.

Exhibits	Description

4-a-2	First Amendment to Rights Agreement, dated as of December 9, 1999, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

4-b-1	Indenture, dated as of May 1, 1999, between the Company and Bank One Trust Company, National Association, as successor to The First National Bank of Chicago, as trustee, including the form of the Company’s 4 1/4% Convertible Subordinated Notes Due May 1, 2006 attached as Exhibit A thereto, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-82399), is incorporated herein by reference.

4-b-2	Indenture, dated as of February 1, 2000, between the Company and Bank One Trust Company, National Association, as trustee, including the form of the Company’s 4% Convertible Subordinated Notes Due February 1, 2007 attached as Exhibit A thereto, filed as Exhibit 4.04 to the Company’s Registration Statement on Form S-4 (Registration No. 333-96033), is incorporated herein by reference.

*10-a-1	Conexant Systems, Inc. 1998 Stock Option Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-24923), is incorporated herein by reference.

*10-a-2	Copy of resolution of the Board of Directors of the Company, adopted March 1, 1999, amending the Company’s 1998 Stock Option Plan, filed as Exhibit 10-b-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-a-3	Forms of Stock Option Agreements under Rockwell’s 1988 Long-Term Incentives Plan for options granted after November 1, 1993 and prior to December 1, 1994, filed as Exhibit 10-d-6 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-1035), are incorporated herein by reference.

*10-a-4	Forms of Stock Option Agreements under Rockwell’s 1988 Long-Term Incentives Plan for options granted after December 1, 1994, filed as Exhibit 10-d-7 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are incorporated herein by reference.

*10-a-5	Forms of Stock Option Agreements under Rockwell’s 1995 Long-Term Incentives Plan for options granted prior to December 3, 1997, filed as Exhibit 10-e-2 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are incorporated herein by reference.

*10-a-6	Forms of Stock Option Agreements under Rockwell’s 1995 Long-Term Incentives Plan for options granted between December 3, 1997 and August 31, 1998, filed as Exhibit 10-b-3 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), are incorporated herein by reference.

*10-a-7	Form of Stock Option Agreement under Rockwell’s 1995 Long-Term Incentives Plan for options granted on April 23, 1998, filed as Exhibit 10-b-4 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), is incorporated herein by reference.

*10-a-8	Form of Stock Option Agreement under Rockwell’s 1995 Long-Term Incentives Plan for options granted on August 31, 1998, filed as Exhibit 10-b-5 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), is incorporated herein by reference.

*10-a-9	Form of Stock Option Agreement under Rockwell’s Directors Stock Plan, filed as Exhibit 10-d to Rockwell’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 1-1035), is incorporated herein by reference.

*10-a-10	Copy of resolution of the Board of Directors of Rockwell, adopted November 6, 1996, adjusting outstanding awards under Rockwell’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 4-g-2 to Rockwell’s Registration Statement on Form S-8 (Registration No. 333-17055), is incorporated herein by reference.

Exhibits	Description

*10-a-11	Copy of resolution of the Board of Directors of Rockwell, adopted September 3, 1997, adjusting outstanding awards under Rockwell’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 10-e-3 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 1-12383), is incorporated herein by reference.

*10-a-12	Copy of resolution of the Board of Directors of Rockwell, adopted December 2, 1998, assigning to the Company outstanding options to purchase shares of Company Common Stock, filed as Exhibit 4.f.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-70085), is incorporated herein by reference.

*10-a-13	Copy of resolution of the Board of Directors of the Company, adopted November 30, 1998, assuming outstanding options to purchase shares of Company Common Stock, filed as Exhibit 4.f.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-70085), is incorporated herein by reference.

*10-b-1	Conexant Systems, Inc. 1999 Long-Term Incentives Plan, as amended, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-37918), is incorporated herein by reference.

*10-b-2	Copy of resolution of the Board of Directors of the Company, adopted April 20, 1999, amending the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10-c-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-b-3	Form of Stock Option Agreement under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

*10-b-4	Form of Restricted Stock Agreement (Performance Vesting) under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

*10-b-5	Form of Restricted Stock Agreement (Time Vesting) under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

*10-b-6	Copy of resolutions of the Board of Directors of the Company, adopted July 2, 1999, accelerating the vesting of certain outstanding restricted stock awards under the Company’s 1999 Long-Term Incentives Plan to October 1, 1999, subject to the satisfaction of certain conditions precedent, filed as Exhibit 10-c-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-b-7	Copy of resolutions of the Board of Directors of the Company, adopted September 8, 1999, approving the repurchase by the Company of shares of Common Stock from certain executives and employees of the Company or loans to such executives or employees, in each case, in an amount sufficient to pay the required withholding tax in connection with the acceleration of the vesting of certain outstanding restricted stock awards under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10-c-7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-b-8	Copy of resolution of the Special Committee of the Board of Directors of the Company, adopted September 22, 1999, determining that the conditions precedent to the acceleration of the vesting of certain outstanding restricted stock awards under the Company’s 1999 Long-Term Incentives Plan have been satisfied, filed as Exhibit 10-c-8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-b-9	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on May 9, 2002, as amended June 13, 2002, in connection with the Spin-off Transaction and the Merger, filed as Exhibit 10-b-9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.

Exhibits	Description

*10-b-10	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 13, 2002 in connection with the Spin-off Transaction and the Merger, filed as Exhibit 10-b-10 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.

*10-b-11	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed Spin.

*10-b-12	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed Spin.

*10-c-1	Conexant Systems, Inc. Retirement Savings Plan, as amended, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-73142), is incorporated herein by reference.

*10-d-1	Copy of resolutions of the Board of Directors of the Company, adopted August 13, 1999 amending, among other things, the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10-e-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-e-1	Conexant Systems, Inc. Directors Stock Plan, as amended.

*10-f-1	Employment Agreement dated December 15, 1998 filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

*10-f-2	Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10-f-1 hereto entered into by the Company with L.C. Brewster, D.E. O’Reilly, A. Rangan, and F.M. Rhodes.

*10-f-3	Employment Agreement dated December 15, 1998 between the Company and D.W. Decker, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

*10-f-4	Agreement dated March 28, 2003 between the Company and Balakrishnan S. Iyer, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference.**

*10-f-5	Employment Agreement dated as of December 18, 2002 by and between the Company and J.S. Blouin

*10-f-6	General Agreement dated as of September 30, 2003 by and between the Company and D.E. O’Reilly

*10-f-7	Employment and Change of Control Agreement dated as of January 14, 2002 by and between the Company and M.H. Vishny.

10-g-1	Distribution Agreement dated as of December 31, 1998 by and between the Company and Rockwell International Corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.

10-h-1	Amended and Restated Employee Matters Agreement dated as of December 31, 1998 by and between the Company and Rockwell International Corporation, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.

10-i-1	Tax Allocation Agreement dated as of December 31, 1998 by and between the Company and Rockwell International Corporation, filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.

10-j-1	Contribution and Distribution Agreement dated as of December 16, 2001, as amended as of June 25, 2002, by and between the Company and Washington (excluding schedules) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

Exhibits	Description

10-j-2	Employee Matters Agreement dated as of June 25, 2002 by and among the Company, Washington and Alpha (excluding schedules) filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-j-3	Tax Allocation Agreement dated as of June 25, 2002 by and among the Company, Washington and Alpha (excluding schedules) filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-k-1	Distribution Agreement dated as of June 25, 2003, by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10-k-2	Employee Matters Agreement dated as of June 27, 2003 by and between the Company and Mindspeed (excluding schedules) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10-k-3	Tax Allocation Agreement dated as of June 27, 2003 by and between the Company and Mindspeed (excluding schedules) filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10-k-4	Credit Agreement dated as of June 27, 2003 by and among Mindspeed, the subsidiaries of Mindspeed from time to time parties thereto and the Company, filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10-l-1	Capacity & Reservation Deposit Agreement dated as of March 20, 2000 by and between the Company and UMC Group (USA), filed as Exhibit 10-k-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-l-2	Amendment No. 1 to Capacity & Reservation Deposit Agreement dated as of March 24, 2000 between the Company and UMC Group (USA), filed as Exhibit 10-k-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-l-3	Amendment No. 2 to Capacity & Reservation Deposit Agreement dated as of August 1, 2000 between the Company and UMC Group (USA), filed as Exhibit 10-k-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-l-4	Amendment No. 3 to Capacity & Reservation Deposit Agreement dated as of May 17, 2001 between the Company and UMC Group (USA), filed as Exhibit 10-k-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-l-5	Amendment No. 4 to Capacity & Reservation Deposit Agreement dated as of August 24, 2001 between the Company and UMC Group (USA), filed as Exhibit 10-k-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-l-7	Foundry Agreement dated as of July 27, 2000 by and between the Company and UMC Group (USA), filed as Exhibit 10-k-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-m-1	Wafer Supply and Services Agreement dated as of March 30, 2002 by and between Specialtysemi, Inc. (now named Jazz Semiconductor, Inc.) and the Company, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is incorporated herein by reference. **

21	List of Subsidiaries of the Company.

23	Independent Auditors’ Consent.

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

Exhibits	Description

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

Current Report on Form 8-K dated July 1, 2003 reporting the completion of the spin-off transaction of Mindspeed Technologies, Inc. (Items 2 and 7).

Current Report on Form 8-K dated July 24, 2003, furnishing the Company’s press release dated July 24, 2003, announcing its financial results for the quarter ended June 30, 2003 (Items 7 and 12).

Current Report on Form 8-K dated October 31, 2003, furnishing the Company’s press release dated October 30, 2003, announcing its financial results for the fiscal year ended September 30, 2003 (Item 12).

Current Report on Form 8-K dated November 3, 2003, announcing the signing of a definitive merger agreement with GlobespanVirata, Inc. (Items 5 and 7).

Current Report on Form 8-K dated November 4, 2003, filing the definitive merger agreement with GlobespanVirata, Inc. (Items 5 and 7).

(c) Exhibits

See subsection (a) (3) above.

(d) Financial Statement Schedules

See subsection (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 3rd day of December, 2003.

CONEXANT SYSTEMS, INC

By:	/s/ DWIGHT W. DECKER

Dwight W. Decker Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 3rd day of December, 2003 by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ DWIGHT W. DECKER Dwight W. Decker	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

J. SCOTT BLOUIN* J.Scott Blouin	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

DONALD R. BEALL* Donald R. Beall	Director

BALAKRISHNAN S. IYER* Balakrishnan S. Iyer	Director

RALPH J. CICERONE* Ralph J. Cicerone	Director

D. SCOTT MERCER* D. Scott Mercer	Director

F. CRAIG FARRILL* F. Craig Farrill	Director

JERRE L. STEAD* Jerre L. Stead	Director

*By:	/s/ DENNIS E. O’REILLY Dennis E. O’Reilly, Attorney-in-Fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and		Deductions	End of
Description	of Year	Expenses		(1)	Year

Year ended September 30, 2003:
Allowance for doubtful accounts	$6,508	$(3,958	)(2)	$(1,003)	$1,547
Reserve for sales returns and allowances	2,660	3,636		(4,405)	1,891
Allowance for excess and obsolete inventories	23,401	14,451		(12,675)	25,177

Year ended September 30, 2002:
Allowance for doubtful accounts	$10,970	$(5,814	)(2)	$1,352	$6,508
Reserve for sales returns and allowances	2,521	10,373		(10,234)	2,660
Allowance for excess and obsolete inventories	21,326	14,364		(12,289)	23,401

Year ended September 30, 2001:
Allowance for doubtful accounts	$1,791	$10,116		$(937)	$10,970
Reserve for sales returns and allowances	3,051	20,896		(21,426)	2,521
Allowance for excess and obsolete inventories	28,406	(1,579	)(3)	(5,501)	21,326

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off. In fiscal 2002, amounts represent recoveries of accounts receivable previously valued at zero associated with a discontinued business.

(2)	Additions charged to costs and expenses in the allowance for doubtful accounts reflect a credit balance recorded in each of fiscal 2003 and fiscal 2002 resulting from reductions in the allowance account associated with overall collections experience more favorable than previously estimated.

(3)	Additions charged to costs and expenses in the allowance for excess and obsolete inventories in fiscal 2001 exclude inventory write-downs of $105.4 million relating to inventory that the Company expected to be unable to sell. During fiscal 2003, 2002 and 2001, the Company sold $10.9 million, $45.6 million and $6.9 million, respectively, of inventories previously written down to a zero cost basis and scrapped $10.5 million, $9.1 million and $22.4 million, respectively, of previously written-down inventories. As of September 30, 2003, the Company had sold or scrapped all such inventories.

EXHIBIT INDEX

Exhibits	Description

3-a-1	Amended and Restated Certificate of Incorporation of the Company.

*10-b-11	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed Spin.

*10-b-12	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed Spin.

*10-e-1	Conexant Systems, Inc. Directors Stock Plan, as amended.

*10-f-2	Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10-f-1 hereto entered into by the Company with L.C. Brewster, D.E. O’Reilly, A. Rangan, and F.M. Rhodes.

*10-f-5	Employment Agreement dated as of December 18, 2002 by and between the Company and J.S. Blouin.

*10-f-6	General Agreement dated as of September 30, 2003 by and between the Company and D.E. O’Reilly.

*10-f-7	Employment and Change of Control Agreement dated as of January 14, 2002 by and between the Company and M.H. Vishny.

21	List of Subsidiaries of the Company.

23	Independent Auditors’ Consent.

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.