Form 10-Q
period 2003-12-31
CONEXANT SYSTEMS INC
filed 2004-02-05
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003*

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
Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes [X] No [  ]

Number of shares of registrant’s common stock outstanding as of January 30, 2004 was 280,357,286.

*	For presentation purposes of this Form 10-Q, references made to the December 31, 2003 period relate to the actual fiscal first quarter ended January 2, 2004.

CAUTIONARY STATEMENT

This Quarterly Report contains statements relating to future results of Conexant Systems, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products; demand for and market acceptance of new and existing products; successful development of new products; the timing of new product introductions; changes in product mix; product obsolescence; the availability of manufacturing capacity; fluctuations in manufacturing yields; pricing pressures and other competitive factors; our ability to develop and implement new technologies and to obtain protection of the related intellectual property; the uncertainty of litigation; our ability to attract and retain qualified personnel; costs related to our proposed merger with GlobespanVirata, Inc.; successful completion of our proposed merger with GlobespanVirata; and the risk that our and GlobespanVirata’s businesses will not be successfully integrated, as well as other risks and uncertainties, including those detailed from time to time in our filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Operations
Consolidated Condensed Statements of Cash Flows
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

CONEXANT SYSTEMS, INC.

INDEX

		PAGE

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Condensed Balance Sheets – December 31, 2003 and September 30, 2003	4
	Consolidated Condensed Statements of Operations – Three Months Ended December 31, 2003 and 2002	5
	Consolidated Condensed Statements of Cash Flows – Three Months Ended December 31, 2003 and 2002	6
	Notes to Consolidated Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	25
	Signature	26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONEXANT SYSTEMS, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	December 31,	September 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$89,762	$76,186
Short-term investments	98,550	99,283
Receivables, net of allowance of $1,536 and $1,547 at December 31, 2003 and September 30, 2003, respectively	85,614	79,557
Inventories	58,979	59,548
Deferred income taxes	13,641	13,600
Mindspeed warrant-current portion	21,350	—
Other current assets	27,917	26,524

Total current assets	395,813	354,698
Property, plant and equipment, net	37,739	36,310
Goodwill	56,865	56,865
Intangible assets, net	11,550	12,506
Deferred income taxes	241,440	241,260
Mindspeed warrant	122,510	119,230
Other assets	121,593	110,838

Total assets	$987,510	$931,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,092	$55,909
Accrued compensation and benefits	30,990	28,865
Other current liabilities	34,227	36,907

Total current liabilities	133,309	121,681
Convertible subordinated notes	581,825	581,825
Other liabilities	58,772	61,435

Total liabilities	773,906	764,941

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 278,206 and 276,134 shares issued at December 31, 2003 and September 30, 2003, respectively	2,782	2,761
Additional paid-in capital	3,511,951	3,506,070
Accumulated deficit	(3,291,880)	(3,332,527)
Accumulated other comprehensive loss	(9,232)	(9,496)
Unearned compensation	(17)	(42)

Total shareholders’ equity	213,604	166,766

Total liabilities and shareholders’ equity	$987,510	$931,707

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended
	December 31,

	2003	2002

Net revenues	$177,333	$144,201
Cost of goods sold	98,196	81,462

Gross margin	79,137	62,739
Operating expenses:
Research and development	39,154	40,237
Selling, general and administrative	22,809	22,779
Amortization of intangible assets	955	799
Special charges	605	6,774

Total operating expenses	63,523	70,589

Operating income (loss)	15,614	(7,850)
Other income, net	25,281	3,403

Income (loss) before income taxes	40,895	(4,447)
Provision for income taxes	248	316

Income (loss) from continuing operations	40,647	(4,763)
Loss from discontinued operations, net of income taxes	—	(620,610)

Net income (loss)	$40,647	$(625,373)

Income (loss) per share, basic:
Continuing operations	$0.15	$(0.02)
Discontinued operations	—	(2.33)

Net income (loss)	$0.15	$(2.35)

Number of shares used in per share computation-basic	277,190	265,714

Income (loss) per share, diluted:
Continuing operations	$0.13	$(0.02)
Discontinued operations	—	(2.33)

Net income (loss)	$0.13	$(2.35)

Number of shares used in per share computation-diluted	307,545	265,714

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three months ended
	December 31,

	2003	2002

Cash flows from operating activities:
Income (loss) from continuing operations	$40,647	$(4,763)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities, net of effects of disposition of business:
Depreciation	3,155	5,540
Amortization of intangible assets	955	799
Asset impairments	153	2,196
Provision for losses on accounts receivable	—	(2,432)
Inventory provisions	1,644	6,384
Change in fair value of Skyworks note and Mindspeed warrant	(19,719)	(4,029)
Equity in earnings of equity method investees	(10,165)	(1,303)
Other non-cash items, net	235	3,459
Changes in assets and liabilities:
Receivables	(6,057)	81
Inventories	(1,075)	(19,132)
Accounts payable	12,074	(9,130)
Accrued expenses and other current liabilities	3,445	1,233
Other	(2,976)	6,985

Net cash provided by (used in) operating activities	22,316	(14,112)

Cash flows from investing activities:
Advances to Skyworks	—	(35,000)
Repayment of Term Notes and advances by Skyworks	—	170,000
Purchase of marketable securities	(12,580)	(10,792)
Sale of marketable securities	8,266	1,106
Capital expenditures	(4,857)	(3,197)
Proceeds from sales of assets	269	1,000
Deferred merger costs	(1,432)	—
Payment of deferred purchase consideration	(4,000)	—
Investments in and advances to businesses	(471)	(1,500)

Net cash (used in) provided by investing activities	(14,805)	121,617

Cash flows from financing activities:
Proceeds from exercise of stock options	6,065	749

Net cash provided by financing activities	6,065	749

Net cash used in discontinued operations	—	(43,433)

Net increase in cash and cash equivalents	13,576	64,821
Cash and cash equivalents at beginning of period	76,186	161,088

Cash and cash equivalents at end of period	$89,762	$225,909

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Conexant Systems, Inc. (Conexant or the Company) designs, develops and sells semiconductor system solutions for use in products driving broadband digital home information and entertainment applications. The Company’s solutions connect the client, or end-customer, side of personal communications access products such as personal computers (PCs), set-top boxes and game consoles to audio, video, voice and data services over broadband and dial-up Internet connections. In addition, the Company’s media processing products enable the capture, display, storage, playback and transfer of audio and video content in applications throughout the digital home and small office environments. The Company operates in one segment.

On June 27, 2003, Conexant completed the distribution to Conexant shareholders of all outstanding shares of Mindspeed Technologies, Inc. (Mindspeed), a wholly owned subsidiary of Conexant to which Conexant contributed its Internet infrastructure business, including the stock of certain subsidiaries, and certain other assets and liabilities, including approximately $100.0 million in cash (hereinafter, the Mindspeed Spin). In the Mindspeed Spin, Conexant shareholders received one share of Mindspeed common stock for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares. Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock, representing approximately 20 percent of Mindspeed’s outstanding common stock on a fully diluted basis. The warrant is exercisable for a period of ten years, commencing one year after the completion of the Mindspeed Spin, at an exercise price of $3.408 per share (the fair market value on the date of grant). The warrant is recorded as an asset on the consolidated condensed balance sheet (see Note 2). Additionally, Conexant entered into a senior secured revolving credit facility pursuant to which Mindspeed may borrow up to $50.0 million for working capital and general corporate purposes (see Note 9).

The operating results of the discontinued Mindspeed Technologies Internet infrastructure business (through June 27, 2003) included in the accompanying consolidated condensed statements of operations were as follows (in thousands):

Three months
ended
December 31,
2002

Net revenues	$20,255

Loss before income taxes	$(47,306)
Provision for income taxes	120
Cumulative effect of change in accounting for goodwill	(573,184)

Loss from discontinued operations	$(620,610)

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the special charges, necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Pending Merger with GlobespanVirata, Inc. – On November 3, 2003, the Company entered into a definitive merger agreement with GlobespanVirata, Inc., a provider of broadband communications solutions for consumer, enterprise, personal computer and service provider markets. In the merger, GlobespanVirata shareholders will receive 1.198 shares of Conexant common stock for each share of GlobespanVirata common stock. This transaction will be accounted for under the purchase method of accounting with the Company as the acquiror for accounting purposes. The closing of the transaction is subject to shareholder approvals. Shareholders of both companies will vote on the proposed merger at their respective meetings to be held on February 25, 2004. It is expected that the transaction will be completed promptly after obtaining such approvals.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Fiscal Periods – For presentation purposes, references made to the periods ended December 31, 2003 and 2002 relate to the actual fiscal 2004 first quarter ended January 2, 2004 and the actual fiscal 2003 first quarter ended December 27, 2002, respectively.

Supplemental Cash Flow Information – Cash paid for interest was $1.4 million for each of the three months ended December 31, 2003 and 2002. Cash paid for income taxes for the three months ended December 31, 2003 and 2002 was $0.6 million and $0.3 million, respectively.

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

The following table sets forth the computation of the numerator and denominator of basic and diluted earnings per share (in thousands):

	Three months ended
	December 31,

	2003	2002

Numerator (dollars in thousands):
Income (loss) from continuing operations	$40,647	$(4,763)
Discontinued operations, net of income taxes	—	(620,610)

Net income (loss)- Basic	40,647	(625,373)
Effect of assumed conversion of 4.25% Convertible Subordinated Notes	439	—

Net income (loss)- Diluted	$41,086	$(625,373)

Denominator (weighted-average number of shares, in thousands):
Weighted average shares outstanding- Basic	277,190	265,714
Stock options and warrant (under the treasury stock method)	22,973	—
Restricted stock	18	—
Assumed conversion of 4.25% Convertible Subordinated Notes	7,364	—

Weighted average shares outstanding - Diluted	307,545	265,714

The potential dilutive effect of the common stock equivalents shown below was not included in the denominator for the computation of diluted earnings per share for the respective periods as the effect of these securities was antidilutive:

	Three months ended
	December 31,

(weighted-average number of shares, in thousands)	2003	2002

Stock options and warrant (under the treasury stock method)	—	659
4.25% Convertible Subordinated Notes due 2006	—	5,897
4% Convertible Subordinated Notes due 2007	12,137	11,607
Restricted stock	—	108

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Had stock-based compensation been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s pro forma income (loss) from continuing operations and pro forma income (loss) from continuing operations per share would have been the amounts indicated below (in thousands, except per share amounts):

	Three months ended
	December 31,

	2003	2002

Income (loss) from continuing operations, as reported	$40,647	$(4,763)
Add: total expense determined under fair value accounting for all awards	(13,602)	(22,640)

Pro forma income (loss) from continuing operations	$27,045	$(27,403)

Income (loss) from continuing operations per share - basic, as reported	$0.15	$(0.02)
Pro forma income (loss) from continuing operations per share - basic	$0.10	$(0.10)
Income (loss) from continuing operations per share - diluted, as reported	$0.13	$(0.02)
Pro forma income (loss) from continuing operations per share - diluted	$0.09	$(0.10)

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the stock-based awards is assumed to be amortized to expense over the instruments’ vesting period. The fair value has been estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions for the three months ended December 31:

	2003	2002

Risk-free interest rate	3.3%	3.2%
Expected volatility	97%	97%
Dividend yield	—	—
Expected life (years)	4.5	4.5
Weighted-average fair value of options granted	$4.23	$1.27

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and time to exercise. Because awards held by employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Standards – In January 2003 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which was amended in December 2003. The Company must adopt FIN 46 in the second quarter ending March 2004 and does not expect the adoption to have a significant impact on its financial position or results of operations.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

2. Supplemental Financial Statement Data

Short-term Investments

Short-term investments consist of available-for-sale securities as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

December 31, 2003:
U.S. government agencies	$18,024	$9	$(34)	$17,999
Foreign government securities	2,543	7	—	2,550
Corporate debt securities	22,002	27	(56)	21,973
Skyworks 15% convertible senior subordinated notes	46,910	4,113	—	51,023
Equity securities	2,320	2,685	—	5,005

	$91,799	$6,841	$(90)	$98,550

September 30, 2003:
U.S. government agencies	$14,640	$25	$(18)	$14,647
Foreign government securities	2,044	15	—	2,059
Corporate debt securities	21,625	74	(59)	21,640
Skyworks 15% convertible senior subordinated notes	46,542	9,024	—	55,566
Equity securities	2,320	3,051	—	5,371

	$87,171	$12,189	$(77)	$99,283

The Company accounts for the 15% convertible senior subordinated notes issued by Skyworks Solutions, Inc. (“Skyworks”) as available-for-sale securities carried at their fair value. Unrealized gains or losses resulting from changes in the fair value of the underlying debt are included in other comprehensive income. The right to convert the Skyworks 15% convertible senior subordinated notes into shares of Skyworks common stock is, for financial accounting purposes, an embedded derivative instrument. Changes in the fair value of the Skyworks 15% convertible senior subordinated notes resulting from changes in the value of the conversion right are included in other income (expense), net each period.

Inventories

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2003	2003

Work-in-process	$36,463	$42,662
Finished goods	22,516	16,886

	$58,979	$59,548

Goodwill

During the first quarter of fiscal 2004, goodwill was not adjusted.

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2003			September 30, 2003

	Gross	Accumulated		Gross	Accumulated
	Asset	Amortization	Net	Asset	Amortization	Net

Developed technology	$15,904	$(7,991)	$7,913	$15,904	$(7,456)	$8,448
Customer base	2,050	(480)	1,570	2,050	(358)	1,692
Other intangible assets	7,443	(5,376)	2,067	7,443	(5,077)	2,366

	$25,397	$(13,847)	$11,550	$25,397	$(12,891)	$12,506

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense, exclusive of the impact of the pending merger with GlobespanVirata, is expected to be as follows (in thousands):

	2004	2005	2006	2007	2008

Amortization expense	$3,822	$2,627	$1,804	$1,805	$1,564

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Mindspeed Warrant

The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other income (expense), net each period. At December 31, 2003, the fair value of the Mindspeed warrant included on the accompanying consolidated condensed balance sheet was $143.9 million. The current portion of $21.4 million was determined using current pricing data, and the remaining portion was valued using a Black-Scholes model with the term of the warrant varying from 1 to 5 years to coincide with the Company’s intent and ability to liquidate the warrant in installments, volatility of 90%, a risk-free interest rate of 3.2% and no dividend yield. It is the Company’s intent to liquidate the portion of the warrant classified as current in the next twelve months.

Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

	Three months ended
	December 31,

	2003	2002

Investment and interest income	$2,497	$5,649
Change in fair value of Skyworks 15% convertible senior subordinated notes	(4,911)	4,029
Change in fair value of the Mindspeed warrant	24,630	—
Interest expense	(6,689)	(7,588)
Equity in earnings of equity method investees	10,165	1,303
Other	(411)	10

	$25,281	$3,403

During the quarter ended December 31, 2003, an unrelated party paid a $30.0 million note receivable for a previous equity investment in an entity in which the Company owns a 38% interest. In accordance with Staff Accounting Bulletin No. 51, the Company recognized an $11.4 million gain upon the payment of this note, which is included in equity in earnings of equity method investees.

3. Skyworks Notes

In November 2002, the Company restructured its previous financing agreements with Skyworks whereby Skyworks repaid $105.0 million of the principal amount and all accrued interest owed to the Company under the $150.0 million promissory notes issued by Skyworks and certain Skyworks subsidiaries and collateralized by substantially all of the assets of Skyworks (the Term Notes), and the remaining principal amount of the Term Notes was exchanged for $45.0 million principal amount of the Skyworks 15% convertible senior subordinated notes with a maturity date of June 30, 2005. Skyworks also repaid all amounts outstanding under the previous credit facility, the credit facility was cancelled and the Company released all security interests in Skyworks’ assets and properties.

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

As of December 31, 2003, the 15% convertible senior subordinated notes are carried at their fair value of $51.0 million (including the $6.6 million fair value of the related conversion right) and are included in short-term investments in the accompanying consolidated condensed balance sheet because the Company has the ability and intent to liquidate the 15% convertible senior subordinated notes or shares underlying the notes within the next twelve months.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

Conexant has been designated as a potentially responsible party and is engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. In addition, the Company is engaged in remediation of groundwater contamination at its former Newport Beach, California wafer fabrication facility. Management currently estimates the aggregate remaining costs for these remediations to be approximately $3.2 million and has accrued for these costs as of December 31, 2003.

At December 31, 2003, the Company is contingently liable for approximately $33.4 million in operating lease commitments on facility leases that were assigned to Mindspeed and Skyworks at the time of their separation from the Company.

5. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three months ended
	December 31,

	2003	2002

Net income (loss)	$40,647	$(625,373)
Other comprehensive income (loss):
Foreign currency translation adjustments	458	2,135
Change in unrealized gains on available-for-sale securities	(451)	2,048
Minimum pension liability adjustments	86	1,562
Effect of income taxes	172	—

Other comprehensive income	265	5,745

Comprehensive income (loss)	$40,912	$(619,628)

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,	September 30,
	2003	2003

Foreign currency translation adjustments	$(2,566)	$(3,023)
Unrealized gains on available-for-sale securities, net of tax	1,628	1,907
Minimum pension liability adjustments	(8,294)	(8,380)

Accumulated other comprehensive loss	$(9,232)	$(9,496)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

6. Special Charges

Special charges consist of the following (in thousands):

	Three months ended
	December 31,

	2003	2002

Asset impairments	$153	$2,196
Restructuring charges	448	1,904
Other special charges	4	2,674

	$605	$6,774

Asset Impairments

During the first fiscal quarter of 2003, the Company recorded impairment charges of $2.2 million, related to leasehold improvements associated with properties no longer occupied by the Company and other assets that management determined to abandon or scrap.

Restructuring Charges

In fiscal 2001 and continuing into fiscal 2003, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, temporary shutdowns of the Company’s manufacturing facilities, significant reductions in capital spending, the closure or consolidation of certain facilities and salary reductions for the senior management team until the Company returned to profitability. The costs and expenses associated with the restructuring activities are included in special charges in the accompanying consolidated condensed statements of operations.

2002 Corporate and Manufacturing Restructuring Plan – During fiscal 2002, the Company initiated a further reduction of its workforce throughout its operations primarily as a result of the divestiture of its Newport Beach wafer fabrication operations and the spin-off of its former wireless communications division. In connection with the fiscal 2002 corporate and manufacturing restructuring actions, the Company terminated approximately 120 employees and recorded charges aggregating $2.4 million based upon estimates of the cost of severance benefits for the affected employees. The Company completed these actions in fiscal 2002. In addition, the Company recorded restructuring charges of $12.5 million for costs associated with the consolidation of certain facilities and commitments under license obligations that management determined would not be used in the future.

As part of the 2002 Corporate and Manufacturing Restructuring Plan, during the first quarter of fiscal 2003, the Company initiated a further workforce reduction affecting 58 employees and recorded additional charges of $1.9 million based upon estimates of the cost of severance benefits for the affected employees. During the third quarter of fiscal 2003, the Company revised its estimate of liabilities for severance benefits and facility costs due to unfavorable sublease experience to date, and charged an additional $1.5 million to restructuring expense. In the fourth quarter of 2003, the Company reversed $1.1 million of the estimated cost to settle the remaining commitment under a license obligation after its favorable resolution, and increased the estimate of remaining facility costs due to unfavorable sublease experience.

Activity and liability balances related to the 2002 Corporate and Manufacturing Restructuring Plan through December 31, 2003 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$2,437	$12,519	$14,956
Cash payments	(1,664)	(431)	(2,095)

Restructuring balance, September 30, 2002	773	12,088	12,861
Charged to costs and expenses	2,898	888	3,786
Expense reversal	—	(1,100)	(1,100)
Cash payments	(3,173)	(3,930)	(7,103)

Restructuring balance, September 30, 2003	498	7,946	8,444
Cash payments	(124)	(1,138)	(1,262)

Restructuring balance, December 31, 2003	$374	$6,808	$7,182

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

2003 Corporate Restructuring Plan – In the fourth quarter of fiscal 2003, the Company initiated another workforce reduction, closed a design center and consolidated some facilities. The Company involuntarily terminated approximately 35 employees in the sales and administration areas and recorded charges aggregating $1.2 million based upon estimates of the cost of severance benefits for the affected employees. The Company also recorded restructuring costs of $2.8 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. In the first quarter of fiscal 2004, as a continuation of the 2003 Corporate Restructuring Plan, the Company vacated an additional facility and involuntarily terminated additional employees, which resulted in an additional $0.5 million in restructuring expense.

Activity and liability balances related to the 2003 Corporate Restructuring Plan through December 31, 2003 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total

Charged to costs and expenses	$1,181	$2,830	$4,011
Cash payments	(364)	—	(364)

Restructuring balance, September 30, 2003	817	2,830	3,647
Charged to costs and expenses	350	98	448
Cash payments	(681)	(334)	(1,015)

Restructuring balance, December 31, 2003	$486	$2,594	$3,080

Through December 31, 2003, the Company has paid an aggregate of $28.4 million in connection with all of its restructuring plans and has a remaining accrued restructuring balance of $10.3 million. The Company expects to pay the amounts accrued for the workforce reductions during fiscal 2004 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire through fiscal 2006. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.

Other Special Charges

Other special charges in the first fiscal quarter of 2003 principally consist of a $2.7 million loss on the sale of certain semiconductor test equipment.

7. Segment Information

The Company operates and tracks its results in one segment (see Note 1).

Net revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended
	December 31,
	2003	2002

Americas	$22,401	$19,232
Asia-Pacific	140,362	113,113
Europe, Middle East and Africa	14,570	11,856

	$177,333	$144,201

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For the three months ended December 31, 2003, one customer (a foreign distributor) accounted for 14% of net revenues and for the three months ended December 31, 2002, one customer (a foreign distributor) accounted for 13% of net revenues. No other customer accounted for 10% or more of the Company’s net revenues for the three months ended December 31, 2003 or 2002.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Guarantees

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell, the Company assumed responsibility for all contingent liabilities and then current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz Semiconductor, Inc. (Jazz), the Company agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. Product warranty costs are not significant.

9. Mindspeed Credit Facility

In connection with the Mindspeed Spin, the Company entered into a senior secured revolving credit facility pursuant to which Mindspeed may borrow up to $50.0 million for working capital and general corporate purposes. Mindspeed may borrow under the credit facility only to restore its cash balance to $25.0 million. Borrowings accrue interest at 10% per annum, payable at maturity, and are collateralized by substantially all the assets of Mindspeed. The credit facility expires on June 29, 2007. As of December 31, 2003, no amounts were outstanding under the credit facility.

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
RESULTS OF OPERATIONS

This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Overview

Except where otherwise noted, this discussion of our financial condition and results of operations represents our continuing operations, excluding our discontinued Mindspeed Technologies business which we spun off in June 2003. See Note 1 of Notes to Consolidated Condensed Financial Statements for further information on this transaction.

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

We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors accounted for approximately 44% of net revenues in the first three months of fiscal 2004. One customer (a foreign distributor) accounted for 14% of our net revenues in the first three months of fiscal 2004. No other customer accounted for 10% or more of our net revenues for the period. Our top 20 customers accounted for approximately 74% of net revenues for the first three months of fiscal 2004. Revenues derived from customers located in the Americas, Europe and the Asia-Pacific region were 13%, 8% and 79%, respectively, of our net revenues for the first three months of fiscal 2004. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Pending Merger with GlobespanVirata, Inc.

On November 3, 2003, we entered into a definitive merger agreement with GlobespanVirata, Inc., a provider of broadband communications solutions for consumer, enterprise, personal computer and service provider markets. In the merger, GlobespanVirata shareholders will receive 1.198 shares of our common stock for each share of GlobespanVirata common stock. This transaction will be accounted for under the purchase method of accounting with Conexant as the acquiror for accounting purposes. The closing of this transaction is subject to shareholder approvals. Shareholders of both companies will vote on the proposed merger at their respective meetings to be held on February 25, 2004. We expect that the transaction will close promptly after obtaining such approvals.

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

	Three months ended
				Change from	Change from
	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 2003	Dec. 2002
(in millions)	2003	2003	2002	Quarter	Quarter

Net revenues	$177.3	$164.7	$144.2	8%	23%

Net revenues for the three months ended December 31, 2003 increased 23% over the comparable period in 2002. The increase primarily resulted from increased volume for our ADSL client-side modems, set-top box solutions, convergence video products using MPEG codec technology and embedded modem solutions. Soft modem revenues from products acquired from PCTEL in the third quarter of fiscal 2003 also contributed to the year over year growth.

Net revenues for the three months ended December 31, 2003 increased 8% sequentially from the previous quarter. This increase is primarily driven by increased volume of our ADSL client-side modems, set-top box solutions and PC video products.

Gross Margin

	Three months ended
				Change from	Change from
	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 2003	Dec. 2002
(in millions)	2003	2003	2002	Quarter	Quarter

Gross margin	$79.1	$72.1	$62.7	10%	26%
Percent of net revenues	45%	44%	44%

Gross margin represents revenues less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer production, assembly and test services. Our cost of goods sold consists predominantly of purchased finished wafers, assembly and test services, royalty and other intellectual property costs and labor and overhead associated with product procurement.

Our gross margin for the first quarter of fiscal 2004 of 45% compared with the similar period of fiscal 2003 of 44% reflects current quarter product cost reductions exceeding the decline in average selling prices (ASPs) as compared to the year ago period.

Our gross margin for the first quarter of fiscal 2003 benefited from the sale of inventories with an original cost of $7.1 million that we had written down to a zero cost basis during fiscal year 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. Had we not previously written down the cost basis of these goods, our cost of goods sold would include the original cost of such goods, and our gross margin for the first quarter of fiscal 2003 would have been $55.6 million (39% of our net revenues). As of June 30, 2003, all such inventories had been scrapped or sold.

When compared with the immediately preceding quarter, our gross margins for the first quarter of fiscal 2004 increased from 44% to 45% of net revenues. The improvement is attributable to a slightly improved product mix, and product cost reductions exceeding the decline in ASPs.

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

Research and Development

	Three months ended December 31,

(in millions)	2003	Change	2002

Research and development	$39.2	(3)%	$40.2
Percent of net revenues	22%		28%

Our research and development (R&D) expenses consist principally of direct personnel costs to develop new communications and semiconductor products, photomask and other costs for pre-production evaluation and testing of new devices and design and test tool costs. Our R&D expenses also include the costs for design automation and advanced package development. The decrease in R&D expenses for the first quarter of fiscal 2004 compared to the similar period of fiscal 2003 primarily reflects lower spending of materials for experimental lots and photomasks which were partially offset by additional headcount to support the expansion of new product development efforts in India and China.

Selling, General and Administrative

	Three months ended December 31,

(in millions)	2003	Change	2002

Selling, general and administrative	$22.8	nm	$22.8
Percent of net revenues	13%		16%

nm= not meaningful

Our selling, general and administrative (SG&A) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, real estate, information systems, customer service, sales, marketing, field application engineering and other services. For the first quarter of fiscal 2004, SG&A expense stayed level with the same period of fiscal 2003 on a cost basis, but has decreased 3% as a percentage of net revenues. This reduction is attributable to an 18% decline in SG&A headcount associated with past restructuring activities offset by reductions in bad debt charges in the quarter ended December 31, 2002 associated with improving collections experience at that time.

Amortization of Intangible Assets

	Three months ended December 31,

(in millions)	2003	Change	2002

Amortization of intangible assets	$1.0	nm	$0.8

nm= not meaningful

Amortization expense is recorded for intangible assets other than goodwill pursuant to SFAS 141 and 142. SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Goodwill must be tested at least annually for impairment and written down when impaired.

The increased amortization expense in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 is attributable to additional intangibles acquired in an acquisition in the latter half of fiscal 2003. We expect that amortization, exclusive of the impact of our pending merger with GlobespanVirata, of intangible assets will be approximately $3.8 million for fiscal 2004.

Special Charges

Special charges consist of the following (in thousands):

	Three months ended December 31,

(in millions)	2003	Change	2002

Asset impairments	$0.2	nm	$2.2
Restructuring charges	0.4	nm	1.9
Other special charges	—	nm	2.7

	$0.6	nm	$6.8

nm= not meaningful

See Note 6 of Notes to Consolidated Condensed Financial Statements for a discussion of asset impairment charges, restructuring charges and special charges.

Other Income, Net

	Three months ended December 31,

(in millions)	2003	Change	2002

Other income, net	$25.3	nm	$3.4

nm= not meaningful

Other income, net for the first quarter of fiscal 2004 was comprised of a $24.6 million increase in the fair value of the Mindspeed warrant, $10.2 million of income in our equity method investments (including a $11.4 million gain in accordance with Staff Accounting Bulletin No. 51 for the realization of an additional investment made by another party in Jazz Semiconductor) and $2.5 million of investment and interest income on invested cash balances, offset by $6.7 million of interest expense on our convertible subordinated notes and a $4.9 million decrease in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes. The $11.4 million gain in our investment in Jazz Semiconductor is the result of our ownership in Jazz decreasing from 45% to approximately 38% when the additional favorable investment was realized. Due to variations in the fair values of the common stock underlying the Skyworks 15% convertible senior subordinated notes and the Mindspeed warrant, we expect that other income (expense) may fluctuate significantly in future periods until these derivative instruments are liquidated.

Other income, net for the first quarter of the previous year was comprised of a $4.0 million increase in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes, $5.6 million of investment and interest income on invested cash balances, and $1.3 million of income in our equity method investments offset by $7.6 million of interest expense on our convertible subordinated notes.

The carrying values of non-marketable investments are at the lower of cost or their estimated fair values. These investments consist of equity interests in early stage technology companies which we had accounted for under the cost method. We estimate the fair value of these investments based upon available financial and other information, including the then-current and projected business prospects for the subject companies, and when we determine that the decline in the fair value of these investments is other than temporary, they are written down to their fair value.

Provision for Income Taxes

We recorded income tax expense of $0.2 million and $0.3 million for the three months ended December 31, 2003 and 2002, respectively, primarily reflecting taxes imposed on our foreign subsidiaries. No income tax expense was recorded with respect to the domestic results for the quarter as they will be offset by net operating loss carryovers that have not been previously recognized. We expect this will continue for the foreseeable future, and as result, we expect our income tax provision for fiscal 2004, exclusive of the impact of our pending merger with GlobespanVirata, to be approximately $1.0 million consisting primarily of income taxes related to our foreign operations.

As of September 30, 2003, we had a valuation allowance of approximately $413.0 million for the deferred tax assets that we do not expect to realize through the reduction of future income tax payments. We believe the remaining portion of our deferred tax assets will be realized based on our current expectations of future earnings and tax planning strategies available to us. We evaluate the realizability of our deferred tax assets quarterly and in the event that we determine that we will not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged or credited to income in the period such determination is made.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $13.6 million during the first quarter of fiscal 2004. Cash provided by operating activities was $22.3 million for the first quarter of fiscal 2004, compared to cash used in operating activities of $14.1 million for the comparable period in fiscal 2003. Operating cash flows for the fiscal 2004 period reflect our income from continuing operations of $40.6 million, offset by non-cash charges (depreciation and amortization and other) of $6.1 million, a net increase in fair value of the Mindspeed warrant and the Skyworks note of $19.7 million, a net increase in equity in earnings of equity method investees of $10.2 million, and a net decrease in the components of working capital of $5.4 million. The working capital decrease principally consists of a $15.5 million increase in accounts payable and accrued expenses, offset by a $6.1 million increase in accounts receivable, both attributable to the growth in our business. Net inventories have decreased by $0.6 million.

Cash used by investing activities of $14.8 million for the first quarter of fiscal 2004 includes capital expenditures of $4.9 million, net purchases of marketable securities of $4.3 million, payment of deferred purchase consideration of $4.0 million, payment of deferred merger costs of $1.4 million and investments of $0.5 million. Cash provided by investing activities of $121.6 million in the first quarter of fiscal 2003 principally consisted of the repayment of the Skyworks note (net of the credit facility of $135.0 million), $1.0 million in proceeds from the sale of assets, partially offset by $9.7 million of net purchases of marketable securities, capital expenditures of $3.2 million and payments for investments of $1.5 million.

Cash provided by financing activities of $6.1 million and $0.7 million for the first quarter of fiscal 2004 and 2003, respectively, consisted of proceeds from the exercise of stock options.

At December 31, 2003, we held $45.0 million principal amount of the Skyworks 15% convertible senior subordinated notes with a maturity date of June 30, 2005. Skyworks may redeem the 15% convertible senior subordinated notes at any time after May 12, 2004, subject to a redemption premium of 3% of the outstanding principal amount. We may, at our option, convert the outstanding principal amount of the 15% convertible senior subordinated notes into shares of Skyworks common stock based upon the conversion price (initially $7.87 per share, subject to adjustment under certain circumstances). At maturity, Skyworks must pay the outstanding principal amount by delivering to us a number of shares of its common stock based upon the conversion price. Skyworks has granted us certain registration rights relating to the 15% convertible senior subordinated notes and the shares of Skyworks common stock underlying the 15% convertible senior subordinated notes. As of December 31, 2003 the estimated fair value of the 15% convertible senior subordinated notes was approximately $51.0 million. We have the ability and intent to sell all or part of the 15% convertible senior subordinated notes or shares underlying the notes within the next twelve months.

As of December 31, 2003, our principal sources of liquidity are our existing cash reserves and short-term investments (including the Skyworks 15% convertible senior subordinated notes), the current portion of the Mindspeed warrant and cash generated from product sales. Combined cash and cash equivalents, short-term investments and Skyworks 15% convertible senior subordinated notes at December 31, 2003 totaled $188.3 million compared to $175.5 million at September 30, 2003. The current portion of the Mindspeed warrant at December 31, 2003 was $21.4 million. Our working capital at December 31, 2003 was $262.5 million compared to $233.0 million at September 30, 2003.

In connection with the Mindspeed Spin in June 2003, we entered into a senior secured revolving credit facility with Mindspeed, pursuant to which Mindspeed may borrow up to $50.0 million from us for working capital and general corporate purposes. Mindspeed may borrow under the credit facility only to restore its cash balance to $25.0 million. The credit facility is available through June 29, 2007 and as of December 31, 2003, no amounts were outstanding.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, remaining accrued restructuring balance of $10.3 million, and other capital requirements, including our commitment under the credit facility with Mindspeed, and amounts anticipated to complete our pending merger with GlobespanVirata, for at least the next twelve months. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Off-Balance Sheet Arrangements

Our off-balance arrangements consist of conventional operating leases, capital commitments and purchase commitments as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” on pages 33 and 34 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Management believes that at December 31, 2003, there has been no material change to this information. We do not have any special purpose entities or variable interest entities as of December 31, 2003.

See Note 9 of Notes to Consolidated Condensed Financial Statements for a description of our commitment with respect to the Mindspeed senior secured revolving credit facility.

In addition, at December 31, 2003 we were contingently liable for approximately $33.4 million in operating lease commitments on facility leases that were assigned to Mindspeed and Skyworks at the time of their separation from Conexant.

Recent Accounting Standards

See Note 1 of Notes to Consolidated Condensed Financial Statements.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to allowances for doubtful accounts, inventories, long-lived assets, income taxes, valuation of derivative instruments, restructuring costs, long-term employee benefit plans and other contingencies. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. Detailed information on these critical accounting policies is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” on pages 34 to 36 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Management believes that at December 31, 2003, there has been no material change to this information.

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

Detailed information on these risk factors is included under “Item 1. Business - Certain Business Risks” on pages 10 to 18 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Management believes that at December 31, 2003, there has been no material change to this information.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2003, the carrying value of our cash and cash equivalents approximates fair value. Our marketable debt securities (consisting of commercial paper, corporate bonds and government securities) principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. Marketable equity securities are subject to equity price risk. As of December 31, 2003, a 10% adverse change in equity prices would result in a $0.5 million decrease in the value of our marketable equity securities.

We hold Skyworks 15% convertible senior subordinated notes having an aggregate principal amount of $45.0 million. The conversion right is considered an “embedded derivative” for financial accounting purposes and the value of the Skyworks 15% convertible senior subordinated notes is subject to significant risk related to changes in the market price of Skyworks’ common stock. As of December 31, 2003, a 10% decrease in the market price of Skyworks’ common stock would decrease the fair value of the Skyworks 15% convertible senior subordinated notes by approximately $5.2 million. The Skyworks 15% convertible senior subordinated notes are also subject to interest rate risk. At December 31, 2003, the market price of Skyworks’ common stock was $9.00 per share. For the quarter ended December 31, 2003, the market price of Skyworks’ common stock ranged from a low of $7.58 per share to a high of $11.21 per share.

We received the 15% convertible senior subordinated notes from Skyworks in exchange for the remaining $45.0 million principal amount of the Term Notes (originally delivered to us by Skyworks in payment of the purchase price for our Mexicali assembly and test facility). We do not purchase derivative financial instruments for speculative or investment purposes.

We hold a warrant to purchase 30 million shares of common stock of Mindspeed. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of December 31, 2003, a 10% decrease in the market price of Mindspeed’s common stock would decrease the fair value of this warrant by approximately $19.8 million. At December 31, 2003, the market price of Mindspeed’s common stock was $6.89 per share. For the quarter ended December 31, 2003, the market price of Mindspeed’s common stock ranged from a low of $5.02 per share to a high of $7.11 per share

We classify all of our marketable debt and equity securities as available-for-sale securities. As of December 31, 2003, the carrying value of these securities included net unrealized gain of $2.6 million.

Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our financial instruments as of December 31, 2003:

(in millions)	Carrying Value	Fair Value

Cash and cash equivalents	$89.8	$89.8
Marketable debt securities	22.0	22.0
Marketable government securities	20.5	20.5
Skyworks 15% convertible senior subordinated notes	51.0	51.0
Marketable equity securities	5.0	5.0
Mindspeed warrant	143.9	143.9
Long-term debt	581.8	561.7

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, we seek to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At December 31, 2003, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at December 31, 2003, a 10 percent change in the currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

2	Agreement and Plan of Reorganization dated as of November 3, 2003, as amended as of January 15, 2004, by and among the Company, Concentric Sub, Inc. and GlobespanVirata, Inc., included as Annex A to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a -15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a -15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

Current Report on Form 8-K dated October 31, 2003, furnishing the Company’s press release dated October 30, 2003, announcing its financial results for the fourth quarter and year ended September 30, 2003 (Item 12).

Current Report on Form 8-K dated November 3, 2003, announcing the signing of a definitive merger agreement with GlobespanVirata, Inc. (Items 5 and 7).

Current Report on Form 8-K dated November 4, 2003, filing the definitive merger agreement with GlobespanVirata, Inc. (Items 5 and 7).

Current Report on Form 8-K dated January 28, 2004, furnishing the Company’s press release dated January 28, 2004, announcing its financial results for the first quarter ended December 31, 2003 (Item 12).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC.
(Registrant)

Date: February 5, 2004	By	/s/ J. Scott Blouin

J. Scott Blouin
Senior Vice President and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a -15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a -15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.