Form 10-Q
period 2004-03-31
CONEXANT SYSTEMS INC
filed 2004-05-17
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004*

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-24923

CONEXANT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	25-1799439 (I.R.S. Employer Identification No.)

100 Schulz Drive
Red Bank, New Jersey 07701
(Address of principal executive offices) (Zip code)

(732) 345-7500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ X ] No [    ]

     Number of shares of registrant’s common stock outstanding as of April 30, 2004 was 463,324,125.

*	For presentation purposes of this Form 10-Q, references made to the March 31, 2004 period relate to the actual fiscal second quarter ended April 2, 2004.

CAUTIONARY STATEMENT

This Quarterly Report contains statements relating to future results of Conexant Systems, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products; demand for and market acceptance of new and existing products; successful development of new products; the timing of new product introductions; the availability of manufacturing capacity; pricing pressures and other competitive factors; changes in product mix; product obsolescence; our ability to develop and implement new technologies and to obtain protection of the related intellectual property; the uncertainties of litigation; and the risk that the businesses of Conexant and GlobespanVirata will not be integrated successfully, as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

CONEXANT SYSTEMS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited):
Consolidated Condensed Balance Sheets – March 31, 2004 and September 30, 2003	4
Consolidated Condensed Statements of Operations – Three and Three Months Ended March 31, 2004 and 2003	5
Consolidated Condensed Statements of Cash Flows – Six Months Ended March 31, 2004 and 2003	6
Notes to Consolidated Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	43
PART II. OTHER INFORMATION
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	44
Item 4. Submissions of Matters to a Vote of Security Holders	44
Item 5. Other Information	45
Item 6. Exhibits and Reports on Form 8-K	46
Signature	48
EXHIBIT 3.a.1
EXHIBIT 3.a.2
EXHIBIT 3.b.1
EXHIBIT 3.b.2
EXHIBIT 4.2
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONEXANT SYSTEMS, INC.

Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	March 31,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$134,756	$76,186
Short-term investments	76,227	99,283
Receivables, net of allowance of $1,588 and $1,547 at March 31, 2004 and September 30, 2003, respectively	190,324	79,557
Inventories	123,201	59,548
Deferred income taxes	13,644	13,600
Mindspeed warrant-current portion	20,900	—
Other current assets	23,987	26,524

Total current assets	583,039	354,698
Property, plant and equipment, net	85,018	36,310
Goodwill	692,126	56,865
Intangible assets, net	146,323	12,506
Deferred income taxes	242,449	241,260
Mindspeed warrant	120,875	119,230
Marketable securities	191,724	—
Other assets	143,923	110,838

Total assets	$2,205,477	$931,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,973	$55,909
Accrued compensation and benefits	43,471	28,865
Restructuring and reorganization liabilities	23,436	12,091
Other current liabilities	62,264	24,816

Total current liabilities	259,144	121,681
Convertible subordinated notes	711,825	581,825
Other liabilities	78,276	61,435

Total liabilities	1,049,245	764,941

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 463,986 and 276,134 shares issued, and 462,736 shares and 276,134 shares outstanding at March 31, 2004 and September 30, 2003, respectively	4,640	2,761
Treasury stock: 1,250 shares at cost	(9,188)	—
Additional paid-in capital	4,634,802	3,506,070
Accumulated deficit	(3,435,259)	(3,332,527)
Accumulated other comprehensive loss	(6,570)	(9,496)
Notes receivable from stock sales	(2,388)	—
Unearned compensation	(29,805)	(42)

Total shareholders’ equity	1,156,232	166,766

Total liabilities and shareholders’ equity	$2,205,477	$931,707

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.

Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net revenues	$243,781	$140,123	$421,114	$284,324
Cost of goods sold (including $812 for the three and six months ended March 31, 2004 related to restructuring actions in the merger-Notes 3 and 7)	142,116	78,107	240,312	159,569

Gross margin	101,665	62,016	180,802	124,755
Operating expenses:
Research and development (including non-cash compensation of $871 and $894 for the three and six months ended March 31, 2004, respectively, and ($69) and $399 for the three and six months ended March 31, 2003, respectively)	53,734	38,741	92,888	78,978
Selling, general and administrative (including non-cash compensation of $286 for the three and six months ended March 31, 2004, and $927 and $1,272 for the three and six months ended March 31, 2003, respectively)	30,602	23,777	53,411	46,556
Amortization of intangible assets	3,653	799	4,608	1,598
In-process research and development	160,818	—	160,818	—
Special charges	5,514	285	6,119	7,059

Total operating expenses	254,321	63,602	317,844	134,191

Operating loss	(152,656)	(1,586)	(137,042)	(9,436)
Gain on extinguishment of debt	—	(34,645)	—	(34,645)
Other (income) expense, net	(9,736)	44,732	(35,017)	41,329

Loss before income taxes	(142,920)	(11,673)	(102,025)	(16,120)
Provision for income taxes	459	381	707	697

Loss from continuing operations	(143,379)	(12,054)	(102,732)	(16,817)
Loss from discontinued operations, net of income taxes	—	(55,970)	—	(676,580)

Net loss	$(143,379)	$(68,024)	$(102,732)	$(693,397)

Loss per share, basic and diluted:
Continuing operations	$(0.41)	$(0.05)	$(0.33)	$(0.06)
Discontinued operations	—	(0.21)	—	(2.55)

Net loss	$(0.41)	$(0.26)	$(0.33)	$(2.61)

Number of shares used in per share computation	349,968	266,543	313,580	266,129

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.

Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six months ended March 31,
	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(102,732)	$(16,817)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities, net of effects of disposition of business and acquisition:
Depreciation	6,825	9,928
Amortization of intangible assets	4,608	1,598
In-process research and development	160,818	—
Asset impairments	2,026	2,481
Provision for losses on accounts receivable	—	(3,412)
Inventory provisions	3,129	8,842
Change in fair value of Skyworks note and Mindspeed warrant	(34,090)	1,756
Write-down of non-marketable investments	600	34,402
Equity in (earnings) losses of equity method investees	(10,816)	810
Gain of extinguishment of debt	—	(34,645)
Other non-cash items, net	3,728	3,293
Changes in assets and liabilities:
Receivables	(19,508)	3,007
Inventories	6,605	(11,063)
Accounts payable	30,855	(20,311)
Accrued expenses and other current liabilities	(19,569)	(3,360)
Other	(6,355)	2,398

Net cash provided by (used in) operating activities	26,124	(21,093)

Cash flows from investing activities:
Cash received in acquisition of GlobespanVirata	58,563	—
Payment of acquisition related costs	(13,204)	—
Advances to Skyworks	—	(35,000)
Repayment of Term Notes and advances by Skyworks	—	170,000
Purchase of marketable securities	(41,711)	(36,508)
Sale of marketable securities	26,816	28,270
Capital expenditures	(9,902)	(8,358)
Proceeds from sales of assets	269	2,113
Payment of deferred purchase consideration	(4,000)	—
Investments in and advances to businesses	(1,571)	(1,500)

Net cash provided by investing activities	15,260	119,017

Cash flows from financing activities:
Proceeds from exercise of stock options	17,186	1,176
Repurchase of convertible subordinated notes	—	(44,238)

Net cash provided by (used in) financing activities	17,186	(43,062)

Net cash used in discontinued operations	—	(66,211)

Net increase (decrease) in cash and cash equivalents	58,570	(11,349)
Cash and cash equivalents at beginning of period	76,186	161,088

Cash and cash equivalents at end of period	$134,756	$149,739

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Conexant Systems, Inc. (Conexant or the Company) designs, develops and sells semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for use in broadband communications applications that enable high-speed transmission, processing and distribution of audio, video, voice and data to and throughout homes and business enterprises worldwide. The Company’s access solutions connect people through personal communications access products such as personal computers (PCs), set-top boxes and game consoles to audio, video, voice and data services over wireless and wire line broadband connections as well as over dial-up Internet connections. The Company’s central office solutions are used by service providers to deliver high-speed audio, video, voice and data services over copper telephone lines to homes and businesses around the globe. In addition, the Company’s media processing products enable the capture, display, storage, playback and transfer of audio and video content in applications throughout home and small office environments. The Company operates in one segment.

On February 27, 2004, Conexant completed its merger with GlobespanVirata, Inc. (GlobespanVirata), a provider of broadband communications solutions for consumer, enterprise and service provider markets. Following the merger, GlobespanVirata is a wholly-owned subsidiary of Conexant. In the merger, GlobespanVirata shareholders received 1.198 shares of Conexant common stock for each share of GlobespanVirata common stock and Conexant issued approximately 180.6 million shares. In addition, the outstanding and unexercised common stock options of GlobespanVirata were adjusted and converted into options to purchase 43.6 million shares of Conexant common stock. See Note 2 for further information.

On June 27, 2003, Conexant completed the distribution to Conexant shareholders of all outstanding shares of Mindspeed Technologies, Inc. (Mindspeed), a wholly owned subsidiary of Conexant to which Conexant contributed its Internet infrastructure business, including the stock of certain subsidiaries, and certain other assets and liabilities, including approximately $100.0 million in cash (hereinafter, the Mindspeed Spin). In the Mindspeed Spin, Conexant shareholders received one share of Mindspeed common stock for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares. Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock, representing approximately 20 percent of Mindspeed’s outstanding common stock on a fully diluted basis. The warrant is exercisable for a period of ten years, commencing one year after the completion of the Mindspeed Spin, at an exercise price of $3.408 per share (the fair market value on the date of grant). The warrant is recorded as an asset on the consolidated condensed balance sheet (see Note 3). Additionally, Conexant entered into a senior secured revolving credit facility pursuant to which Mindspeed may borrow up to $50.0 million for working capital and general corporate purposes. See Note 10 for further information.

The operating results of the discontinued Mindspeed Technologies Internet infrastructure business (through June 27, 2003) included in the accompanying unaudited consolidated condensed statements of operations were as follows (in thousands):

	Three months	Six months
	ended	ended
	March 31,	March 31,
	2003	2003
Net revenues	$18,311	$38,566

Loss before income taxes	$(55,830)	$(103,136)
Provision for income taxes	140	260
Cumulative effect of change in accounting for goodwill	—	(573,184)

Loss from discontinued operations	$(55,970)	$(676,580)

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the special charges, necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Fiscal Periods – For presentation purposes, references made to the periods ended March 31, 2004 and 2003 relate to the actual fiscal 2004 second quarter ended April 2, 2004 and the actual fiscal 2003 second quarter ended March 28, 2003, respectively.

Supplemental Cash Flow Information – Cash paid for interest was $11.8 million and $14.0 million for the six months ended March 31, 2004 and 2003, respectively. Cash paid (received) for income taxes for the six months ended March 31, 2004 and 2003 was $(0.3) million and $0.8 million, respectively. See Note 2 for a discussion of the common stock and options issued and net assets acquired in the acquisition of GlobespanVirata.

Loss Per Share – Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company’s and GlobespanVirata’s convertible subordinated notes for the period of time such notes were outstanding, if such stock options and convertible notes are dilutive. In periods of a net loss position, basic and diluted weighted average shares are the same.

The potential dilutive effect of the common stock equivalents shown below was not included in the denominator for the computation of diluted earnings per share for the respective periods, as the effect of these securities was antidilutive:

	Three months ended		Six months ended
	March 31,		March 31,
(weighted-average number of shares, in thousands)	2004	2003	2004	2003
Stock options and warrant (under the treasury stock method)	28,009	294	25,490	317
4.25% Convertible Subordinated Notes due 2006	7,364	5,897	7,364	5,897
4% Convertible Subordinated Notes due 2007	12,137	11,228	12,137	11,418
5.25% Convertible Subordinated Notes due 2006	2,246	—	1,123	—
Restricted stock	16	72	17	90

Stock-Based Compensation – The Company accounts for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and therefore no compensation expense has been recognized for fixed stock option plans as options are granted at fair market value on the date of grant. The Company also has an employee stock purchase plan for all eligible employees. The Company has adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

Had stock-based compensation been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s pro forma loss from continuing operations and pro forma loss from continuing operations per share would have been the amounts indicated below (in thousands, except per share amounts):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Loss from continuing operations, as reported	$(143,379)	$(12,054)	$(102,732)	$(16,817)
Add: expense determined under fair value accounting included in loss from continuing operations, as reported	1,157	858	1,180	1,671
Deduct: total expense determined under fair value accounting for all awards	(11,248)	(12,026)	(24,378)	(35,479)

Pro forma loss from continuing operations	$(153,470)	$(23,222)	$(125,930)	$(50,625)

Loss from continuing operations per share – basic and diluted, as reported	$(0.41)	$(0.05)	$(0.33)	$(0.06)
Pro forma loss from continuing operations per share – basic and diluted	$(0.44)	$(0.09)	$(0.40)	$(0.19)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the stock-based awards is assumed to be amortized to expense over the instruments’ vesting period. The fair value has been estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Risk-free interest rate	2.79%	3.18%	3.03%	3.18%
Expected volatility	97%	97%	97%	97%
Dividend yield	—	—	—	—
Expected life (years)	2.5 – 4.5	4.5	2.5 – 4.5	4.5
Weighted-average fair value of options granted	$5.08	$1.51	$5.08	$1.76

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

Investments – marketable securities – Short-term marketable securities consist of debt securities with original maturity dates between ninety days and one year. Long-term marketable securities consist of debt securities with original maturity dates greater than one year. The Company’s investments are classified as available-for-sale, and are reported at fair value at the balance sheet date. The unrealized gains and losses are reported as a component of accumulated other comprehensive income. Management determines the appropriate classification of debt securities at the time of purchase and reassesses the classification at each reporting date. Gains and losses on the sale of available-for-sale investments are determined using the specific-identification method.

For all investment securities, unrealized losses that are other than temporary are recognized in net income. The Company does not hold these securities for speculative or trading purposes.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Standards – In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities”, which was amended in December 2003. The Company adopted FIN 46 in the second quarter ended March 31, 2004 with no impact on its financial position or results of operations.

2. Merger with GlobespanVirata, Inc.

On February 27, 2004, the Company completed its merger with GlobespanVirata, with GlobespanVirata becoming a wholly-owned subsidiary of the Company. The transaction was accounted for under the purchase method of accounting with the Company as the acquiror for accounting purposes. In exchange for 100% of the outstanding shares of common stock of GlobespanVirata (approximately 150.7 million shares), the Company issued 1.198 shares of Conexant common stock for each share of GlobespanVirata common stock outstanding and each outstanding option and warrant to purchase GlobespanVirata common stock was adjusted and converted into an option or warrant to purchase Conexant common stock based on the 1.198 merger ratio. The purchase consideration is summarized as follows (in thousands):

Fair market value of Conexant common stock issued	$1,027,342
Fair value of Conexant common stock options issued	81,011
Transaction costs	13,700

Total purchase consideration	$1,122,053

The fair value of Conexant common stock and stock options issued of $1.1 billion has been allocated to common

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

stock and additional paid in capital. The fair market value of the 180.6 million shares of common stock issued was determined using a per share price of $5.69 (the average of the closing market prices of Conexant common stock on the day of the announcement of the merger, November 3, 2003, and on the three business days before and after the announcement date). In accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, the $111.9 million fair value of the 43.6 million Conexant common stock options granted to replace the then outstanding GlobespanVirata common stock options was determined using a Black-Scholes option pricing model with the following assumptions: market price of $5.69 per share, volatility of 97%, risk-free rate of return of 3.2%, expected lives of 4.5 years and no dividend yield. Approximately $30.9 million in intrinsic value associated with the unvested stock options has been allocated to unearned compensation and will be amortized to expense over the average remaining vesting period of approximately 2.6 years. A total of $1.1 million of this unearned compensation was recognized as an expense in the quarter ended March 31, 2004.

In connection with the merger with GlobespanVirata, the Company began to formulate a reorganization and restructuring plan (the Reorganization Plan). As a result of the Reorganization Plan, the Company recorded restructuring and asset impairment charges related to Conexant’s operations of $2.7 million during the three months ended March 31, 2004. These charges are included in Special Charges and Cost of Sales in the accompanying consolidated condensed statement of operations. Additionally, the Company recognized $14.8 million as liabilities assumed in the purchase business combination related to restructuring liabilities for estimated costs related to GlobespanVirata facilities consolidation and the related impact on GlobespanVirata outstanding real estate leases and GlobespanVirata involuntary employee terminations. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141 entitled “Business Combinations” and EITF 95-3 entitled “Recognition of Liabilities in Connection with a Purchase Business Combination”. Execution of the Reorganization Plan is in its early stages and further actions may be taken such as additional or different facilities impairments, workforce reductions or relocations and/or product related decisions with respect to duplicate technology licenses, duplicate maintenance contracts, production masks and inventory of goods for which there will no longer be an active market for the combined company. These actions are expected to be completed by the end of fiscal 2004, and when taken, additional charges will be recorded as an adjustment to goodwill. Any actions relating to the acquiring corporation will be charged to earnings. See Note 7 for a further description of the Company’s reorganization and restructuring plans.

The following sets forth the Company’s estimates of the fair values of the assets acquired and liabilities assumed in the merger as of February 27, 2004 (in thousands). Such amounts may change as a result of the preliminary Reorganization Plan described above.

Cash and cash equivalents	$58,563
Short-term and long-term investments	140,871
Accounts receivable	91,259
Inventories	73,281
Prepaids and other current assets	5,446
Property and equipment	46,883
Other long-term assets	15,390
Identifiable intangible assets	137,931
In-process research and development	160,818
Goodwill	635,261
Accounts payable	(43,100)
Accrued expenses	(75,062)
Accrued restructuring and reorganization liabilities	(14,809)
Long-term debt	(130,000)
Other long-term liabilities	(23,284)
Treasury stock	9,188
Notes receivable from stock sales	2,469
Unearned compensation	30,948

Net assets acquired	$1,122,053

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

The excess of the purchase price over the fair value of the net tangible assets acquired has been reflected as identifiable intangible assets and goodwill. The identifiable intangible assets and respective useful lives are as follows (in thousands):

Product licenses (7 years)	$10,964
Trademark (7 years)	2,006
Developed technologies (2 – 5 years)	124,961

Total identifiable intangible assets	$137,931

The identifiable intangible assets were valued using the income approach and a discount rate of 18%. The developed technologies consist of eight products in the DSL and wireless LAN categories. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the current technology. The type of income approach utilized for the trademark was the relief from royalty methodology, under which an estimate is made as to the appropriate royalty income that would be negotiated in an arm’s length transaction if the subject intangible asset were licensed from an independent third party owner. These assets are being amortized on a straight-line basis over their estimated useful lives ranging from 2 to 7 years, with a weighted average life of approximately 5 years. Amortization expense for these intangible assets was $2.7 million for the quarter ended March 31, 2004. The amount recorded as goodwill of $635.3 million is not deductible for tax purposes.

The amount allocated to in process research and development (IPR&D) of $160.8 million was expensed upon completion of the merger (as a charge not deductible for tax purposes) as it was determined that the underlying products had not reached technological feasibility, had no alternative uses and successful development was uncertain. The Company identified and valued two IPR&D projects relating to the development of DSL and wireless LAN products. The DSL project represented 70% of the total IPR&D acquired. Both projects were approximately 87% complete at the date of the merger. The estimated costs to complete for the DSL and wireless LAN projects were approximately $14.1 million and $6.2 million, respectively. These projects will be completed in fiscal 2005. The fair values assigned to these projects were based on the income approach and used projected cash flows which were discounted at a rate of 19%. The discount rate was derived from a weighted-average cost of capital analysis, adjusted upwards to reflect additional risks inherent in the development process, including the probability of achieving technological success and market acceptance. Each of the IPR&D projects was analyzed considering technological innovations, the existence and utilization of core technology, the complexity, costs and time to complete the remaining development efforts, and stage of completion. The discount rate reflects the stage of completion and other risks inherent in the projects. The material risks associated with the incomplete projects are the ability to complete the items within the outlined timeframes and within the allocated cost guidelines, and ultimately to sell the products to end-users.

Management is responsible for the amounts determined for IPR&D as well as developed technologies and believes that amounts are representative of fair values.

The treasury stock of $9.2 million represents the value of the 1.25 million shares of Conexant common stock held by iCompression, a subsidiary of GlobespanVirata, which were effectively repurchased at the acquisition date of February 27, 2004.

The merger was accounted for as a purchase and has been included in the Company’s operations from the closing date. The following unaudited pro forma information represents a summary of the results of operations as if the merger occurred at the beginning of each period presented and includes amortization of identifiable intangibles and unearned compensation from that date.

	Six months ended March 31,
(in thousands, except per share amounts)	2004	2003
Net revenues	$607,890	$404,134
Net loss	(126,958)	(740,676)
Net loss per common share – basic and diluted	(0.26)	(1.66)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had the merger closed on October 1, 2003 and 2002, respectively.

3. Supplemental Financial Statement Data

Marketable Securities Marketable securities consist of short-term investments and long-term investments, all of which are classified as available-for-sale securities as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
Short- term investments (in thousands):	Cost	Gains	Losses	Value
March 31, 2004:
Skyworks 15% convertible senior subordinated notes	$47,294	$20,570	$—	$67,864
Foreign government securities	510	—	—	510
Corporate debt securities	1,577	—	(5)	1,572
Equity securities	2,321	3,960	—	6,281

	$51,702	$24,530	$(5)	$76,227

September 30, 2003:
Skyworks 15% convertible senior subordinated notes	$46,542	$9,024	$—	$55,566
U.S. government agencies	14,640	25	(18)	14,647
Foreign government securities	2,044	15	—	2,059
Corporate debt securities	21,625	74	(59)	21,640
Equity securities	2,320	3,051	—	5,371

	$87,171	$12,189	$(77)	$99,283

The Company accounts for the Skyworks 15% convertible senior subordinated notes as available-for-sale securities carried at their fair value. Unrealized gains or losses resulting from changes in the fair value of the underlying debt are included in other comprehensive income. The right to convert the Skyworks 15% convertible senior subordinated notes into shares of Skyworks common stock is, for financial accounting purposes, an embedded derivative instrument. Changes in the fair value of the Skyworks 15% convertible senior subordinated notes resulting from changes in the value of the conversion right are included in other (income) expense, net each period.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
Long- term investments (in thousands):	Cost	Gains	Losses	Value
March 31, 2004:
U.S. government agencies	$162,722	$31	$(220)	$162,533
Foreign government securities	1,011	3	—	1,014
Corporate debt securities	28,188	36	(47)	28,177

	$191,921	$70	$(267)	$191,724

The Company’s long-term marketable securities principally have original contractual maturities from one year to three years.

Inventories

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2004	2003
Work-in-process	$69,872	$42,662
Finished goods	53,329	16,886

	$123,201	$59,548

In the quarter ended March 31, 2004, as a result of strategic decisions made at the time of the merger with GlobespanVirata, the Company wrote down $0.8 million of on-hand inventory products which will no longer be actively marketed or sold. This amount was charged to cost of goods sold.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Goodwill

During the first six months of fiscal 2004, goodwill was adjusted as follows (in thousands):

Goodwill, September 30, 2003	$56,865
Merger with GlobespanVirata	635,261

Goodwill, March 31, 2004	$692,126

Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2004			September 30, 2003
	Gross	Accumulated		Gross	Accumulated
	Asset	Amortization	Net	Asset	Amortization	Net
Developed technology	$140,865	$(11,019)	$129,846	$15,904	$(7,456)	$8,448
Customer base	2,050	(602)	1,448	2,050	(358)	1,692
Other intangible assets	20,908	(5,879)	15,029	7,443	(5,077)	2,366

	$163,823	$(17,500)	$146,323	$25,397	$(12,891)	$12,506

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	Remainder of
	2004	2005	2006	2007	2008	Thereafter
Amortization expense	$15,853	$30,508	$28,765	$28,142	$27,874	$15,181

Mindspeed Warrant

The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net each period. At March 31, 2004, the fair value of the Mindspeed warrant included on the accompanying consolidated condensed balance sheet was $141.8 million. The current portion of $20.9 million was determined using current pricing data, and the remaining portion was valued using a Black-Scholes model with terms for portions of the warrant varying from 1 to 5 years, volatility of 90%, a risk-free interest rate of 3.2%, and no dividend yield. It is the Company’s intent to liquidate the portion of this warrant classified as current in the next twelve months.

Convertible Subordinated Notes

The Company and its consolidated subsidiaries have three issues of convertible subordinated notes, including the 5.25% convertible subordinated notes due May 2006 which were acquired in the GlobespanVirata merger. At March 31, 2004, the components of convertible subordinated notes are as follows (in thousands):

4.0% Convertible Subordinated Notes due February 2007 with a conversion price of $42.43	$515,000
4.25% Convertible Subordinated Notes due May 2006 with a conversion price of $9.08	66,825
5.25% Convertible Subordinated Notes due May 2006 with a conversion price of $22.26	130,000

Total convertible subordinated notes	$711,825

The significant terms of the 5.25% convertible subordinated notes acquired by the Company in the GlobespanVirata merger in February 2004 are as follows: The 5.25% convertible subordinated notes are unsecured obligations of GlobespanVirata, are contractually subordinated in right of payment to all senior indebtedness of GlobespanVirata, and mature on May 15, 2006. The holders may convert the notes into shares of Conexant common stock at any time prior to maturity at a conversion price of $22.262 per share, subject to adjustment. On and after May 20, 2004, GlobespanVirata may redeem the notes at any time at GlobespanVirata’s option, in whole or in part, at the redemption price shown in the notes, plus accrued interest, if any.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Other (Income) Expense, Net

Other (income) expense, net consists of the following (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Investment and interest income	$(2,802)	$(3,900)	$(5,299)	$(9,549)
Change in fair value of Skyworks 15% convertible senior subordinated notes	(16,456)	5,785	(11,545)	1,756
Change in fair value of the Mindspeed warrant	2,085	—	(22,545)	—
Interest expense	7,260	7,582	13,949	15,170
Equity in (earnings) losses of equity method investees	(651)	2,113	(10,816)	810
Write down of non-marketable investments	600	34,402	600	34,402
Other	228	(1,250)	639	(1,260)

	$(9,736)	$44,732	$(35,017)	$41,329

During the quarter ended December 31, 2003, an unrelated party repaid a $30.0 million note issued in connection with a previous equity investment in an entity in which the Company owns a 38% interest. In accordance with Staff Accounting Bulletin No. 51, the Company recognized an $11.4 million gain upon the payment of this note, which is included in equity in earnings of equity method investees.

4. Skyworks Notes

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

Skyworks may redeem the 15% convertible senior subordinated notes at any time on or after May 12, 2004, subject to a redemption premium of 3% of the outstanding principal amount. The Company may, at its option, convert the outstanding principal amount of the 15% convertible senior subordinated notes into shares of Skyworks common stock based upon the conversion price (initially $7.87 per share, subject to adjustment under certain circumstances). At maturity, Skyworks must pay the outstanding principal amount by delivery of a number of shares of its common stock based upon the conversion price. Skyworks has granted the Company certain registration rights relating to the 15% convertible senior subordinated notes and the shares of Skyworks common stock underlying the 15% convertible senior subordinated notes.

As of March 31, 2004, the 15% convertible senior subordinated notes are carried at their fair value of $67.9 million (including the $23.0 million fair value of the related conversion right) and are included in short-term investments in the accompanying consolidated condensed balance sheet because the Company has the ability and intent to liquidate the 15% convertible senior subordinated notes or shares underlying the notes within the next twelve months.

The Company received a notice dated April 22, 2004 from Skyworks advising that Skyworks would redeem in full on May 12, 2004 the 15% convertible senior subordinated notes held by the Company. The Company exercised its right to convert all of the notes into 5,717,916 shares of Skyworks common stock prior to the scheduled redemption date at a conversion price of $7.87 per share.

5. Commitments and Contingencies

Certain claims have been asserted against the Company, including claims alleging the use of the intellectual property rights of others in certain of the Company’s products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the resolution of such claims through arbitration or litigation. In connection with

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

its spin-off from Rockwell International Corporation, now named Rockwell Automation, Inc. (Rockwell), Conexant assumed responsibility for all contingent liabilities and current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the semiconductor systems business of Rockwell.

Texas Instruments, Inc. The Company’s GlobespanVirata subsidiary has been involved in a dispute with Texas Instruments, Inc. (Texas Instruments) over a group of patents (and related foreign patents) that Texas Instruments alleges are essential to certain industry standards for implementing ADSL technology. On June 12, 2003, GlobespanVirata filed a complaint against Texas Instruments, Stanford University and its Board of Trustees, and Stanford University OTL, LLC (collectively, the Defendants) in the U.S. District Court of New Jersey. The complaint asserts, among other things, that the Defendants have violated the antitrust laws by creating an illegal patent pool, by manipulating the patent process and by abusing the process for setting industry standards related to ADSL technology. The complaint also asserts that the Defendants’ patents relating to ADSL are unenforceable, invalid and/or not infringed by GlobespanVirata products. GlobespanVirata is seeking, among other things, (i) a finding that the Defendants have violated the federal antitrust laws and treble damages based upon such a finding, (ii) an injunction prohibiting the Defendants from engaging in anticompetitive practices, (iii) a declaratory judgment that the claims of the Defendants’ ADSL patents are invalid, unenforceable, void, and/or not infringed by GlobespanVirata and (iv) an injunction prohibiting the Defendants from pursuing patent litigation against GlobespanVirata and its customers. On August 11, 2003 and September 9, 2003, the Defendants answered the complaint, denied GlobespanVirata’s claims and filed counterclaims alleging that GlobespanVirata has infringed certain of their ADSL patents. In addition to other relief, the Defendants are seeking to collect damages from alleged past infringement and to enjoin GlobespanVirata from continuing to use the Defendant’s ADSL patents. Although the Company believes that GlobespanVirata has strong arguments in favor of its position in this dispute, it can give no assurance that GlobespanVirata will prevail on any of these grounds in litigation. If any such litigation is adversely resolved, GlobespanVirata could be held responsible for the payment of damages and/or have the sale of certain of GlobespanVirata products stopped by an injunction, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Agere Systems, Inc. On October 17, 2002, Agere Systems, Inc. (Agere) filed suit against Intersil Corporation (Intersil) in the U.S. District Court of Delaware. Agere alleges that Intersil infringes certain of its U.S. patents. Intersil has counterclaimed against Agere for infringement of certain patents, some of which are now owned by the Company’s GlobespanVirata subsidiary and licensed to Intersil for purposes of the suit. The parties have filed a stipulated order adding GlobespanVirata as a party to the suit. On July 22, 2003, Agere filed a separate suit against Intersil in the U.S. District Court of Delaware alleging that Intersil infringes certain additional U.S. patents. GlobespanVirata has also been added as a party to this action. GlobespanVirata has the benefit of an indemnity from Intersil limiting its liability for monetary damages related to these suits, but the possibility exists that the court could issue an injunction against future sales of affected wireless products. The Company believes that this litigation will not have a material adverse effect on its business, financial condition, or results of operations.

On October 30, 2002, Intersil and certain of its affiliated companies filed a suit against Agere in the U.S. District Court for the District of Philadelphia alleging that Agere misappropriated certain Media Access Control Wireless Local Area Network technology. This action seeks an injunction to prevent Agere, either alone or in cooperation with others, from developing, making, and/or selling products that use that technology. Agere has made similar counterclaims against GlobespanVirata and its affiliated companies and Intersil and its affiliated companies. As a result of the acquisition of Intersil’s WLAN Products Group and its Choice-Intersil Microsystems, Inc. subsidiary, which is a party to this suit and the only remaining plaintiff, GlobespanVirata has become involved in this suit. GlobespanVirata has the benefit of an indemnity from Intersil limiting its liability for monetary damages, but the possibility exists that the court could issue an injunction against future sales of affected wireless products. The Company believes that this litigation will not have a material adverse effect on its business, financial condition, or results of operations.

IPO Litigation. In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased GlobespanVirata’s common stock between June 23, 1999 and December 6, 2000, filed a complaint in the U. S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobespanVirata’s initial and secondary public offerings as well as certain

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

GlobespanVirata officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobespanVirata’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with approximately 300 other actions making similar allegations regarding the public offerings of hundreds of other companies during 1998 through 2000. In June 2003, the issuers, the individual defendants and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against GlobespanVirata’s officers and directors. The settlement remains subject to a number of conditions, including class certification and approval of the settlement by the court. It is possible that the parties will not reach agreement on the final settlement or that the settlement will not be approved. Even if the settlement is approved, individual class members will have an opportunity to “opt out” of the class and to file their own lawsuits, and some may do so. In either event, the Company believes that the GlobespanVirata officers and directors have meritorious defenses to the plaintiffs’ claims and expects that those defendants will defend themselves vigorously. The Company also believes that it has sufficient insurance coverage to cover any indemnification obligations to the directors and officers related to this litigation.

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

The Company has been designated as a potentially responsible party and is engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. In addition, the Company is engaged in remediation of groundwater contamination at its former Newport Beach, California wafer fabrication facility. Management currently estimates the aggregate remaining costs for these remediations to be approximately $3.1 million and has accrued for these costs as of March 31, 2004.

The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $9.7 million and $8.4 million for the six months ended March 31, 2004 and 2003, respectively.

At March 31, 2004, future minimum lease payments under operating leases were as follows (in thousands):

Fiscal Year
2004 remaining 6 months	$12,741
2005	23,370
2006	18,563
2007	14,876
2008	11,059
Thereafter	63,431

Total future minimum lease payments	$144,040

The summary of future minimum lease payments includes an aggregate of $21.6 million of lease obligations that principally expire through fiscal 2011, which have been accrued for in connection with the Company’s restructuring actions (see Note 7).

The Company purchases a substantial portion of its requirements for silicon-based semiconductor products from Jazz Semiconductor, Inc. (Jazz). During the first two years of the long-term supply arrangement entered into with

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Jazz in March 2002, the Company’s cost of wafers was an amount which approximated its historical cost. Thereafter, the cost of wafers is based on market prices. Additionally, the Company is obligated to purchase certain minimum annual volumes of wafers during the first three years of the arrangement. In the event the Company’s actual wafer purchases are less than the required minimum volumes, it will be required to make additional payments to Jazz. The Company’s expected minimum purchase obligations under the long-term supply agreement with Jazz, net of a portion of the wafer purchase obligations assumed by a third party, will be approximately $13.1 million for the remainder of fiscal year 2004 and $13.1 million in fiscal 2005.

Additionally, the Company entered into a long-term supply agreement with Skyworks in June 2002, under which Skyworks provides semiconductor assembly and test services at the Company’s former Mexicali, Mexico facility. Under this supply agreement, the Company is obligated to purchase certain minimum amounts of assembly and test services for the remainder of fiscal 2004 and for fiscal 2005 in the amounts of $11.7 million and $10.9 million, respectively. In the event the Company’s purchases of assembly and test services are less than the required minimum amounts, it will be required to make additional payments to Skyworks.

The Company currently anticipates meeting each of the annual minimum purchase obligations under the long-term supply agreements with Jazz and Skyworks.

At March 31, 2004, the Company is contingently liable for approximately $31.3 million in operating lease commitments on facility leases that were assigned to Mindspeed and Skyworks at the time of their separation from the Company.

In connection with certain non-marketable equity investments, the Company may be required to invest up to an additional $8.0 million as of March 31, 2004.

6. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss	$(143,379)	$(68,024)	$(102,732)	$(693,397)
Other comprehensive income (loss):
Foreign currency translation adjustments	444	(1,412)	902	723
Change in unrealized gains on available-for-sale securities, net of tax	2,130	(1,445)	1,851	603
Minimum pension liability adjustments	87	33	173	1,595

Other comprehensive income (loss)	2,661	(2,824)	2,926	2,921

Comprehensive loss	$(140,718)	$(70,848)	$(99,806)	$(690,476)

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31,	September 30,
	2004	2003
Foreign currency translation adjustments	$(2,121)	$(3,023)
Unrealized gains on available-for-sale securities, net of tax	3,758	1,907
Minimum pension liability adjustments	(8,207)	(8,380)

Accumulated other comprehensive loss	$(6,570)	$(9,496)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Special Charges

Special charges consist of the following (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Asset impairments	$1,873	$285	$2,026	$2,481
Restructuring charges	—	—	448	1,904
Integration charges	2,599	—	2,603	—
Other special charges	1,042	—	1,042	2,674

	$5,514	$285	$6,119	$7,059

Asset Impairments

During the first six months of 2003, the Company recorded asset impairment charges of $2.5 million, related to leasehold improvements associated with properties no longer occupied by the Company and other assets that management determined to abandon or scrap.

During the second fiscal quarter of 2004 in connection with the GlobespanVirata merger, the Company recorded asset impairment charges of $1.9 million related to various Conexant operating assets which were determined to be redundant and no longer required as a result of the merger. These assets have been abandoned.

Restructuring Charges

In fiscal 2001 and continuing into fiscal 2003, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, temporary shutdowns of the Company’s manufacturing facilities, significant reductions in capital spending, the closure or consolidation of certain facilities and salary reductions for the senior management team until the Company returned to profitability. In the second quarter of fiscal 2004 in connection with the GlobespanVirata merger, the Company implemented further workforce reductions and facility consolidations. The costs and expenses associated with the restructuring activities are included in special charges in the accompanying consolidated condensed statements of operations.

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Activity and liability balances related to the 2002 Corporate and Manufacturing Restructuring Plan through March 31, 2004 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$2,437	$12,519	$14,956
Cash payments	(1,664)	(431)	(2,095)

Restructuring balance, September 30, 2002	773	12,088	12,861
Charged to costs and expenses	2,898	888	3,786
Expense reversal	—	(1,100)	(1,100)
Cash payments	(3,173)	(3,930)	(7,103)

Restructuring balance, September 30, 2003	498	7,946	8,444
Cash payments	(266)	(2,111)	(2,377)

Restructuring balance, March 31, 2004	$232	$5,835	$6,067

2003 Corporate Restructuring Plan – In the fourth quarter of fiscal 2003, the Company initiated another workforce reduction, closed a design center and consolidated some facilities. The Company involuntarily terminated approximately 35 employees in the sales and administration areas and recorded charges aggregating $1.2 million based upon estimates of the cost of severance benefits for the affected employees. The Company also recorded restructuring costs of $2.8 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. In the first quarter of fiscal 2004, as a continuation of the 2003 Corporate Restructuring Plan, the Company vacated an additional facility and involuntarily terminated additional employees which resulted in an additional $0.4 million in restructuring expense.

Activity and liability balances related to the 2003 Corporate Restructuring Plan through March 31, 2004 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$1,181	$2,830	$4,011
Cash payments	(364)	—	(364)

Restructuring balance, September 30, 2003	817	2,830	3,647
Charged to costs and expenses	350	98	448
Cash payments	(849)	(597)	(1,446)

Restructuring balance, March 31, 2004	$318	$2,331	$2,649

2004 Merger Restructuring and Reorganization Plan – In connection with the GlobespanVirata merger, in order to achieve operational efficiencies, the Company intends to implement workforce reductions and facilities consolidation actions through December 2004 and will charge such amounts to restructuring expense in the period when the required actions are taken. There were no charges related to the Company in the quarter ended March 31, 2004. As the restructuring progresses, approximately 200 employees of the Company, including approximately 55 employees of GlobespanVirata in the 2004 Reorganization Plan described below, will be impacted by the action. The Company expects to record charges against earnings of approximately $4 million by the end of the fiscal year as the actions are completed.

In connection with the GlobespanVirata merger, the Company also began to formulate the 2004 Reorganization Plan, which consisted primarily of workforce reductions to eliminate redundant positions and consolidation of the worldwide facilities of GlobespanVirata. In accordance with EITF 95-3 and SFAS No. 141, the estimated costs of $14.8 million related to these actions were accrued as liabilities as part of the purchase price allocation (see Note 2).

As a result of the 2004 Reorganization Plan, approximately 55 employees of GlobespanVirata will be part of an involuntary workforce reduction. These employees are primarily located in the United States in sales and administrative functions. The workforce related charges of $1.3 million were based upon estimates of the severance and fringe benefits for the affected employees. The plan for consolidation of worldwide facilities consisted of vacating or impairing properties and leases. This resulted in a charge of $13.5 million and included assumptions regarding sublease rates and time periods and other costs to prepare and sublease those spaces. Additionally, there has been a decline in the real estate market in certain geographic regions in which GlobespanVirata has lease facilities. A portion of the facilities-related charges represent adjustments to fair market value rates of those leases.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

These non-cancelable lease commitments range from near term to 17 years in length. Future adjustments to the 2004 Reorganization Plan as currently intended, whether favorable or unfavorable, will be recorded as an adjustment to the purchase price allocation.

Activity and liability balances related to the 2004 Reorganization Plan through March 31, 2004 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Recorded in purchase price allocation	$1,300	$13,509	$14,809
Cash payments	—	(89)	(89)

Restructuring balance, March 31, 2004	$1,300	$13,420	$14,720

At March 31, 2004, the Company has a remaining accrued restructuring and reorganization liability balance of $23.4 million. The Company expects to pay the amounts accrued for the workforce reductions during fiscal 2004 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire through fiscal 2021. Cash payments to complete the restructuring and reorganization actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.

Integration Charges

In the second fiscal quarter of 2004, the Company incurred $2.6 million of costs related to the integration efforts of the employees, customers, operations and other business aspects of the newly combined businesses of Conexant and GlobespanVirata.

Other Special Charges

Other special charges in the first six months of 2003 principally consist of a $2.7 million loss on the sale of certain semiconductor test equipment. Other special charges in the second fiscal quarter of 2004 of $1.0 million principally consist of one-time executive bonuses.

8. Segment Information

The Company operates and tracks its results in one segment (see Note 1).

Net revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Americas	$25,542	$15,796	$47,943	$35,028
Asia-Pacific	198,298	113,862	338,660	226,975
Europe, Middle East and Africa	19,941	10,465	34,511	22,321

	$243,781	$140,123	$421,114	$284,324

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For the three and six months ended March 31, 2004, no customer accounted for 10% of net revenues. For each of the three and six months ended March 31, 2003, one customer (a foreign reseller) accounted for 13% of net revenues. No other customer accounted for 10% or more of the Company’s net revenues for the three or six months ended March 31, 2003.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

10. Mindspeed Credit Facility

In connection with the Mindspeed Spin, the Company entered into a senior secured revolving credit facility pursuant to which Mindspeed may borrow up to $50.0 million for working capital and general corporate purposes. Mindspeed may borrow under the credit facility only to restore its cash balance to $25.0 million. Borrowings accrue interest at 10% per annum, payable at maturity, and are collateralized by substantially all the assets of Mindspeed. The credit facility expires on June 29, 2007. As of March 31, 2004, no amounts were outstanding under the credit facility.

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

11. Subsequent Events

On April 22, 2004 SiRF Technology Holdings, Inc. (SiRF) commenced its initial public offering of shares of its common stock at a public offering price of $12.00 per share. Prior to the offering the Company owned approximately 8.4 million shares of SiRF common stock. The Company sold approximately 2.5 million shares in the SiRF offering for net proceeds of $28.2 million and will record a related gain of approximately $26.5 million. After the offering the Company will continue to hold approximately 5.9 million shares of SiRF common stock representing approximately 13.5% of SiRF’s outstanding shares. The investment will be classified as a short-term investment and changes in market value will be reported in other comprehensive income. SiRF common stock trades on the Nasdaq National Market under the symbol “SIRF”.

The Company received a notice dated April 22, 2004 from Skyworks advising that Skyworks would redeem in full on May 12, 2004 the 15% convertible senior subordinated notes held by the Company. The Company exercised its right to convert all of the notes into 5,717,916 shares of Skyworks common stock prior to the scheduled redemption date at a conversion price of $7.87 per share.

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

We are a leading provider of integrated circuits and software for broadband communications solutions addressing consumer, business enterprise and service provider markets. Our expertise in mixed-signal processing allows us to deliver semiconductor devices and complete integrated systems that connect the client, or end-customer, side of personal communications access products such as PCs, set-top boxes, residential gateways and game consoles to audio, video, voice and data services over broadband wire line communications networks, including virtually all varieties of digital subscriber line (DSL), cable and Ethernet networks, over wireless local area networks and over direct broadcast satellite, terrestrial and fixed wireless systems. We also deliver highly integrated, system-level solutions for telephone company central office equipment, such as digital subscriber line access multiplexers (DSLAMs) used in the provisioning of broadband audio, video, voice and data services. Our dial-up access products include a broad portfolio of modem chipsets and software for desktop and notebook PC applications as well as embedded equipment applications including fax machines, multifunction peripherals (MFPs), point-of-sale (POS) terminals, set-top boxes, gaming consoles and Internet terminals. Our wide variety of wireless networking chip sets and reference designs enable wireless connectivity in notebooks, PDAs, digital cameras, MP3 players and other handheld networking appliances in the home and business enterprise environments. And our media processing solutions include silicon tuners, demodulators and a variety of broadcast audio and video decoder and encoder devices that enable the capture, display, storage, playback and transfer of audio and video content in consumer-oriented products such as PCs, set-top boxes, gaming consoles, personal video recorders and digital versatile disk (DVD) applications. We operate in one business segment.

We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 38% of net revenues in the first six months of fiscal 2004. No customer accounted for 10% of our net revenues in the first six months of fiscal 2004. Our top 20 customers accounted for approximately 73% of net revenues for the first six months of fiscal 2004. Revenues derived from customers located in the Americas, Europe and the Asia-Pacific region were 11%, 8% and 81%, respectively, of our net revenues for the first six months of fiscal 2004. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Merger with GlobespanVirata, Inc.

On February 27, 2004, we completed our merger with GlobespanVirata, Inc. (GlobespanVirata), a provider of broadband communications solutions for consumer, enterprise and service provider markets. The transaction was accounted for under the purchase method of accounting with Conexant as the acquiror for accounting purposes. In exchange for 100% of the outstanding shares of common stock of GlobespanVirata (approximately 150.7 million shares), we issued 1.198 shares of our common stock (or a total of approximately 180.6 million shares) for each share of GlobespanVirata common stock outstanding, and each outstanding option to purchase GlobespanVirata common stock was adjusted and converted into an option to purchase our common stock based on the 1.198 merger ratio (or options to purchase a total of approximately 43.6 million shares of our common stock). Total purchase consideration was approximately $1.1 billion. See Note 2 of Notes to Consolidated Condensed Financial Statements for further information. The results of operations of GlobespanVirata have been included in our consolidated results commencing February 28, 2004. The merger with GlobespanVirata added net revenues of $83.2 million, gross margin of $32.2 million, research and development expenses of $11.2 million, and selling, general and administrative expenses of $6.6 million. These amounts, which represent five weeks of activity at the end of our second fiscal quarter, are not necessarily indicative of future quarterly results, as the timing of revenues and expenses may occur unevenly during a fiscal quarter.

Results of Operations

Net Revenues

We recognize revenues from product sales upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the direct customer, distributor, or other reseller. Revenue recognition is deferred in all instances where the earnings process is incomplete. We sell a portion of our products to electronic component distributors under agreements allowing for a right to return unsold products. We defer the recognition of revenue on all sales to these distributors until the products are sold by the distributors to a third party. We record a reserve for sales returns and allowances for direct customers and other resellers based on historical experience or specific identification of an event necessitating a reserve. Development revenue is recognized when services are performed and was not significant for any of the periods presented. The following table summarizes our net revenues:

	Three months ended
				Change from	Change from
	March 31,	Dec. 31,	March 31,	Dec. 2003	March 2003
(in millions)	2004	2003	2003	Quarter	Quarter
Net revenues	$243.8	$177.3	$140.1	37%	74%

	Six months ended March 31,
	2004	2003	Change
Net revenues	$421.1	$284.3	48%

Net revenues for the three months ended March 31, 2004, which included GlobespanVirata from February 28, 2004, increased $103.7 million or 74% over the comparable period in 2003. The increase is attributable to increased volumes of DSL and wireless LAN products associated with the GlobespanVirata merger, as well as increases in satellite set-top box solutions, convergence video products using MPEG codec technology, higher speed document imaging products and soft modem revenues from products acquired from PCTEL in the third quarter of fiscal 2003.

Net revenues for the six months ended March 31, 2004 increased $136.8 million or 48% over the comparable period in 2003. This increase is associated with increased unit shipments of our DSL and wireless LAN products associated with the GlobespanVirata merger, as well as satellite set-top box solutions, convergence video products using MPEG codec technology, higher speed document imaging products, embedded modem solutions and soft modem revenues from products acquired from PCTEL in the third quarter of fiscal 2003.

Net revenues for the three months ended March 31, 2004 increased $66.4 million or 37% sequentially from the previous quarter. The increase was driven by increased volume shipments of DSL and wireless LAN products associated with the GlobespanVirata merger, partially offset by seasonal declines of our universal access modems and our MPEG codec products.

Gross Margin

	Three months ended
				Change from	Change from
	March 31,	Dec. 31,	March 31,	Dec. 2003	March 2003
(in millions)	2004	2003	2003	Quarter	Quarter
Gross margin	$101.7	$79.1	$62.0	28%	64%
Percent of net revenues	42%	45%	44%

	Six months ended March 31,
	2004	2003	Change
Gross margin	$180.8	$124.8	45%
Percent of net revenues	43%	44%

Gross margin represents net revenues less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer production, assembly and test services. Our cost of goods sold consists predominantly of purchased finished wafers, assembly and test services, royalty and other intellectual property costs and labor and overhead associated with product procurement.

Our gross margin for the second quarter of fiscal 2004 was 42% compared with the similar period of fiscal 2003 gross margin of 44%. Gross margin would have been 42% in the 2003 period excluding the sales of inventory previously written down to zero cost. Consequently the gross margin percentage remained consistent year over year as the effect of additional revenues of lower margin products were offset by cost reduction actions.

Our gross margin for the first six months of fiscal 2004 was 43% compared with the similar period of fiscal 2003 gross margin of 44%. Gross margin would have been 40% in the 2003 period excluding the sales of inventory previously written down to zero cost. The increase from year to year in gross margin percentage reflects the additional revenues from our higher margin universal access and convergence video products, as well as reductions in vendor inventory prices.

When compared with the immediately preceding quarter, our gross margins for the second quarter of fiscal 2004 decreased to 42% from 45% of net revenues. This decrease is primarily due to additional revenues of lower margin DSL and wireless LAN products associated with the GlobespanVirata merger combined with reduced revenues of higher margin universal access and convergence video products after the seasonally strong December quarter. Manufacturing cost reductions and lower royalty costs helped to offset a portion of the negative impact.

Our products are used by communications electronics OEMs that have designed our products into communications equipment. For many of our products, we gain these design wins through a lengthy sales cycle, which often includes providing technical support to the OEM customer. Moreover, once a customer has designed a particular supplier’s components into a product, substituting another supplier’s components often requires substantial design changes which involve significant cost, time, effort and risk. In the event of the loss of business from existing OEM customers, we may be unable to secure new customers for our existing products without first achieving new design wins. When the quantities of inventory on hand exceed foreseeable demand from existing OEM customers into whose products our products have been designed, we generally will be unable to sell our excess inventories to others, and the estimated realizable value of such inventories to us is generally zero. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Permanent write-downs are typically a consequence of specific events. For example during 2001, we experienced sharply reduced end-customer demand when the overall communication semiconductor market declined swiftly and dramatically, resulting in a significant number of order cancellations and a decline in the volume of new orders. These events triggered a permanent impairment of certain of our inventory.

Our gross margin for the second quarter and the first six months of fiscal 2003 benefited from the sale of inventories with an original cost of $3.8 million and $10.9 million, respectively, that we had written down to a zero cost basis during fiscal year 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. Had we not previously written down the cost basis of these goods, our cost of goods sold would include the original cost of such goods, and our gross margin for the second quarter and first six months of fiscal 2003 would have been $58.2 million (42% of our net revenues) and $113.9 million (40% of our net revenues), respectively. As of June 30, 2003, all such inventories had been scrapped or sold.

On an operational basis and unrelated to any significant single event we assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand (generally over six to twelve months). Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, we reserve for the excess which, at the time of our review, we expect to be unable to sell. The amount of the inventory reserve is the excess of historical cost over estimated realizable value.

We base our assessment of the recoverability of our inventories, and the amounts of any reserves, on currently available information and assumptions about future demand and market conditions. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory reserves may be required.

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

Research and Development

	Three months ended
				Change from	Change from
	March 31,	Dec. 31,	March 31,	Dec. 2003	March 2003
(in millions)	2004	2003	2003	Quarter	Quarter
Research and development	$53.7	$39.2	$38.7	37%	39%
Percent of net revenues	22%	22%	28%

	Six months ended March 31,
	2004	2003	Change
Research and development	$92.9	$79.0	18%
Percent of net revenues	22%	28%

Our research and development (R&D) expenses consist principally of direct personnel costs to develop new communications and semiconductor products, photomask and other costs for pre-production evaluation and testing of new devices and design and test tool costs. Our R&D expenses also include the costs for design automation and advanced package development.

The $15.0 million increase in R&D expenses for the second quarter of fiscal 2004 compared to the similar period of fiscal 2003 primarily reflects additional development costs associated with DSL and wireless LAN products as a result of our merger with GlobespanVirata, and to a much lesser extent, increased R&D project costs associated with increases in labor, purchased R&D and electronic design automation tools.

The $13.9 million increase in R&D expenses for the six months ended March 31, 2004 compared to the similar period of fiscal 2003 primarily reflects additional headcount to support the development of DSL and wireless LAN products as a result of our merger with GlobespanVirata, and to a much lesser extent, increased R&D project costs associated with labor, purchased R&D, electronic design automation tools and recruiting.

When compared to the immediately preceding quarter, R&D increased $14.5 million to $53.7 million from $39.2 million. This increase reflects additional development costs associated with DSL and wireless LAN products as a result of our merger with GlobespanVirata. In addition, R&D project costs also increased as labor, photomask and electronic design automation tool costs were slightly higher.

Selling, General and Administrative

	Three months ended
				Change from	Change from
	March 31,	Dec. 31,	March 31,	Dec. 2003	March 2003
(in millions)	2004	2003	2003	Quarter	Quarter
Selling, general and administrative	$30.6	$22.8	$23.8	34%	29%
Percent of net revenues	13%	13%	17%

	Six months ended March 31,
	2004	2003	Change
Selling, general and administrative	$53.4	$46.6	15%
Percent of net revenues	13%	16%

Our selling, general and administrative (SG&A) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, real estate, information systems, customer service, sales, marketing, field application engineering and other services.

The $6.8 and $6.9 million increases in SG&A expense for the three and six months ended March 31, 2004, respectively, compared to the same periods of fiscal 2003 are attributable to SG&A costs of GlobespanVirata as a result of our merger and reductions in bad debt charges in the quarter ended March 31, 2003 associated with improving collections experience at that time, partially offset by a 13% decline in SG&A headcount associated with restructuring activities.

When compared to the immediately preceding quarter, SG&A increased $7.8 million to $30.6 million from $22.8 million. This increase reflects additional SG&A costs of GlobespanVirata as a result of our merger, as well as additional expenses for labor and travel.

Amortization of Intangible Assets

	Three months ended March 31,			Six months ended March 31,
(in millions)	2004	Change	2003	2004	Change	2003
Amortization of intangible assets	$3.7	nm	$0.8	$4.6	nm	$1.6
Percent of net revenues	nm		nm	nm		nm

nm= not meaningful

Amortization expense is recorded for intangible assets other than goodwill pursuant to SFAS Nos. 141 and 142. SFAS No. 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Goodwill must be tested at least annually for impairment and written down when impaired.

The increased amortization expense in the three and six months ended March 31, 2004 compared to the three and six months ended March 31, 2003 is attributable to additional intangibles acquired in an acquisition in the latter half of fiscal 2003 and the GlobespanVirata merger completed on February 27, 2004. See Note 2 of Notes to Consolidated Condensed Financial Statements for further information. We expect that amortization of intangible assets will be approximately $15.9 million for the remainder of fiscal 2004.

In-Process Research and Development

	Three months ended March 31,			Six months ended March 31,
(in millions)	2004	Change	2003	2004	Change	2003
In-process research and development	$160.8	nm	$—	$160.8	nm	$—
Percent of net revenues	nm		nm	nm		nm

nm= not meaningful

The in-process research and development (IPR&D) charge of $160.8 million in the quarter ended March 31, 2004 is related to the GlobespanVirata merger completed on February 27, 2004. See Note 2 of Notes to Consolidated Condensed Financial Statements for a discussion of the IPR&D.

Special Charges

Special charges consist of the following:

	Three months ended March 31,			Six months ended March 31,
(in millions)	2004	Change	2003	2004	Change	2003
Restructuring charges	$—	nm	$—	$0.5	nm	$1.9
Asset impairment charges	1.9	nm	0.3	2.0	nm	2.5
Integration charges	2.6	nm	—	2.6	nm	—
Other special charges	1.0	nm	—	1.0	nm	2.7

	$5.5		$0.3	$6.1		$7.1

nm= not meaningful

See Note 7 of Notes to Consolidated Condensed Financial Statements for a discussion of asset impairment charges, restructuring charges, integration charges and other special charges.

Other (Income) Expense, Net

	Three months ended March 31,			Six months ended March 31,
(in millions)	2004	Change	2003	2004	Change	2003
Other (income) expense, net	$(9.7)	nm	$44.7	$(35.0)	nm	$41.3
Percent of net revenues	nm		nm	nm		nm

nm= not meaningful

Other (income) expense, net for the first six months of fiscal 2004 was comprised of a $22.5 million increase in the fair value of the Mindspeed warrant, a $11.5 million increase in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated note, $10.8 million of income in our equity method investments (including a $11.4 million gain in accordance with Staff Accounting Bulletin No. 51 for the realization of an additional investment made by another party in Jazz Semiconductor) and $5.3 million of investment and interest income on invested cash balances, offset by $13.9 million of interest expense on our convertible subordinated notes, and impairments of non-marketable investments of $0.6 million. The $11.4 million gain in our investment in Jazz Semiconductor is the result of our ownership in Jazz decreasing from 45% to approximately 38% when the additional favorable investment was realized. Due to variations in the fair values of the common stock underlying the Skyworks 15% convertible senior subordinated notes and the Mindspeed warrant, we expect that other (income) expense may fluctuate significantly in future periods until these derivative instruments are liquidated.

Other (income) expense, net for the first six months of the previous year was comprised of $9.5 million of investment and interest income on invested cash balances, offset by $1.8 million decrease in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes, $0.8 million of losses in our equity method investments, $15.2 million of interest expense on our convertible subordinated notes, and impairments of non-marketable investments of $34.4 million.

As a result of the acquisition of $130.0 million of the 5.25% convertible subordinated notes in the GlobespanVirata merger, we expect that our interest expense will be higher in future quarters by approximately $1.7 million per quarter. Additionally, as a result of the acquisition of approximately $199.4 million in cash, short-term and long-term investments in the merger, we expect that our investment and interest income will be higher in future quarters.

The carrying values of non-marketable investments are at cost, or their estimated fair values, if lower. These investments consist of equity interests in early stage technology companies which we had accounted for under the cost method. We estimate the fair value of these investments based upon available financial and other information, including the then-current and projected business prospects for the subject companies, and when we determine that the decline in the fair value of these investments is other than temporary, they are written down to fair value.

Provision for Income Taxes

We recorded income tax expense of $0.7 million for each of the six months ended March 31, 2004 and 2003, primarily reflecting taxes imposed on our foreign subsidiaries. No federal income tax expense was recorded with respect to the results for both periods as they will be offset by net operating loss carryovers that have not been previously recognized. Except to the extent of the federal alternative minimum tax, we expect this will continue for the foreseeable future.

As of September 30, 2003, Conexant had generated $668 million of deferred tax assets and as of December 31, 2003 GlobespanVirata had $338 million of fully reserved deferred tax assets, both of which are available to offset future tax obligations subject to limitations imposed by section 382 of the Internal Revenue Code. We had a valuation allowance of approximately $413.0 million for the generated deferred tax assets that we do not expect to realize through the reduction of future income tax payments. We believe the remaining portion of our deferred tax assets will be realized based on our current expectations of future earnings and tax planning strategies available to us. We evaluate the realizability of our deferred tax assets quarterly and in the event that we determine that we will not be able to realize all or part of our generated deferred tax assets in the future, an adjustment to the deferred tax assets would be charged or credited to income in the period such determination is made. To the extent the we realize a benefit from the acquired deferred tax assets, the benefit will be credited to goodwill.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $58.6 million during the first six months of fiscal 2004. Cash provided by operating activities was $26.1 million for the first six months of fiscal 2004, compared to cash used in operating activities of $21.1 million for the comparable period in fiscal 2003. Operating cash flows for the first six months of fiscal 2004 reflect our loss from continuing operations of $102.7 million, offset by non-cash charges of $136.8 million and a net increase in the components of working capital of $8.0 million. Non-cash charges consists of IPR&D of $160.8 million, depreciation and amortization of $11.4 million, and other non-cash charges of $9.5 million, offset by a net increase in fair value of the Mindspeed warrant and the Skyworks note of $34.1 million, and a net increase in equity in earnings of equity method investees of $10.8 million. The working capital increase principally consists of a $19.5 million increase in accounts receivable offset by a $11.3 million increase in accounts payable and accrued expenses, both attributable to the increased size of our business and the timing of sales and purchases at quarter end. Inventories have decreased by $6.6 million.

Cash provided by investing activities of $15.3 million for the first six months of fiscal 2004 includes cash and cash equivalents acquired in the GlobespanVirata merger of $58.6 million, capital expenditures of $9.9 million, net purchases of marketable securities of $14.9 million, payment of deferred purchase consideration of $4.0 million, payment of acquisition costs of $13.2 million and investments of $1.6 million. Cash provided by investing activities of $119.0 million in the first six months of fiscal 2003 principally consisted of the repayment of the Skyworks note (net of the credit facility of $35.0 million), $2.1 million in proceeds from the sale of assets, partially offset by $8.2 million of net purchases of marketable securities, capital expenditures of $8.4 million and payments for investments of $1.5 million.

Cash provided by financing activities of $17.2 million for the first six months of fiscal 2004 consisted of proceeds from the exercise of stock options, and cash used by financing activities in the first six months of fiscal 2003 consisted of $44.2 million in repurchases of convertible subordinated notes offset by $1.2 million from the exercise of stock options.

At March 31, 2004, we held $45.0 million principal amount of the Skyworks 15% convertible senior subordinated notes with a maturity date of June 30, 2005. Skyworks may redeem the 15% convertible senior subordinated notes at any time after May 12, 2004, subject to a redemption premium of 3% of the outstanding principal amount. We may, at our option, convert the outstanding principal amount of the 15% convertible senior subordinated notes into shares of Skyworks common stock based upon the conversion price (initially $7.87 per share, subject to adjustment under certain circumstances). At maturity, Skyworks must pay the outstanding principal amount by delivering to us a number of shares of its common stock based upon the conversion price. Skyworks has granted us certain registration rights relating to the 15% convertible senior subordinated notes and the shares of Skyworks common stock underlying the 15% convertible senior subordinated notes. As of March 31, 2004 the estimated fair value of the 15% convertible senior subordinated notes was approximately $67.9 million. We have the ability and intent to sell all or part of the 15% convertible senior subordinated notes or shares underlying the notes within the next twelve months. We received a notice dated April 22, 2004 from Skyworks advising that Skyworks would redeem in full on May 12, 2004 the 15% convertible senior subordinated notes held by us. We exercised our right to convert all of the notes into 5,717,916 shares of Skyworks common stock prior to the scheduled redemption date at a conversion price of $7.87 per share.

As of March 31, 2004, our principal sources of liquidity are our existing cash reserves and short-term investments (including the Skyworks 15% convertible senior subordinated notes), the current portion of the Mindspeed warrant and cash generated from product sales. Combined cash and cash equivalents, short-term investments and Skyworks 15% convertible senior subordinated notes at March 31, 2004 totaled $211.0 million compared to $175.5 million at September 30, 2003. The current portion of the Mindspeed warrant at March 31, 2004 was $20.9 million. Our working capital at March 31, 2004 was $323.9 million compared to $233.0 million at September 30, 2003. In addition, at March 31, 2004, we held $191.7 million in long-term marketable securities which we could liquidate to fund operations and/or future acquisitions.

In connection with the Mindspeed Spin in June 2003, we entered into a senior secured revolving credit facility with Mindspeed, pursuant to which Mindspeed may borrow up to $50.0 million from us for working capital and general corporate purposes. Mindspeed may borrow under the credit facility only to restore its cash balance to $25.0 million. The credit facility is available through June 29, 2007 and as of March 31, 2004, no amounts were outstanding.

We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, remaining accrued restructuring and reorganization liabilities balance of $23.4 million, and other capital requirements, including our commitment under the credit facility with Mindspeed, for at least the next twelve months. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

The following summarizes our contractual obligations at March 31, 2004:

	Payments due by period
		Less than 1			More than 5
(in millions)	Total	Year	1-3 years	3-5 years	years
Convertible subordinated notes	$711.8	$—	$711.8	$—	$—
Operating leases	144.0	24.4	37.7	24.0	57.9
Assigned leases	31.3	1.1	22.2	2.7	5.3
Capital commitments	8.0	8.0	—	—	—
Purchase commitments	48.8	45.2	3.6	—	—

	$943.9	$78.7	$775.3	$26.7	$63.2

Off-Balance Sheet Arrangements

Our off-balance arrangements consist of conventional operating leases, the Mindspeed senior secured revolving credit facility, capital commitments and purchase commitments as described in Notes 5 and 10 of Notes to Consolidated Condensed Financial Statements. We also have contingent liabilities for other items assigned to Mindspeed and Skyworks at the time of their separation from Conexant. See Note 5 of Notes to Consolidated Condensed Financial Statements. We do not have any special purpose entities or variable interest entities as of March 31, 2004.

Recent Accounting Standards

See Note 1 of Notes to Consolidated Condensed Financial Statements.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to allowances for doubtful accounts, inventories, long-lived assets, in-process research and development (IPR&D), the valuation of and estimated lives of identifiable intangible assets, income taxes, valuation of derivative instruments, restructuring costs, long-term employee benefit plans and other contingencies. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

Business combinations

We account for acquired businesses using the purchase method of accounting which requires that the assets and liabilities assumed be recorded at the date of acquisition at their respective fair values. Because of the expertise required to value intangible assets and IPR&D, we typically engage a third party valuation firm to assist management in determining those values. Valuation of intangible assets and IPR&D entails significant estimates and assumptions including, but not limited to: determining the timing and expected costs to complete projects, estimating future cash flows from product sales, and developing appropriate discount rates and probability rates by project. We believe that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. To the extent actual results differ form those estimates, our future results of operations may be affected. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available.

Impairment of long-lived assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. We determine fair value by using available market data, comparable asset quotes and/or discounted cash flow models.

Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by SFAS No. 142. The estimates and assumptions described above (along with other factors such as discount rates) will affect the outcome of our impairment tests and the amounts of any resulting impairment losses.

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

Valuation of Derivative Instruments

We have two primary types of derivatives – our warrant to purchase shares of common stock of Mindspeed and the conversion right of the Skyworks 15% convertible senior subordinated notes. We determine the fair value of the conversion right of the Skyworks notes using the actual trading price of the underlying shares of Skyworks common stock. We determine the fair value of the current portion of the Mindspeed warrant using current pricing data. The fair value of the long-term portion of the Mindspeed warrant is determined using a standard Black-Scholes pricing model with assumptions consistent with current market conditions and our current intent to liquidate the warrant over a specified time period. The Black-Scholes pricing model requires the input of highly subjective assumptions including expected stock price volatility. Changes in these assumptions could cause the fair value of the Mindspeed warrant to vary significantly from period to period.

Restructuring Charges

We recorded $5.2 million, $16.1 million and $16.9 million of restructuring charges in fiscal years 2003, 2002 and 2001, respectively. These charges relate primarily to reductions in our workforce and related impact on the use of facilities. The estimated charges contain estimates and assumptions made by management about matters which are uncertain at the time, for example the timing and amount of sublease income that will be achieved on vacated property and the operating costs to be paid until lease termination. While we have used our best estimates based on facts and circumstances available at the time, different estimates reasonably could have been used in the relevant periods, and the actual results may be different, and those differences could have a material impact on the presentation of our financial condition or results of operations. Our policies require us to review the estimates and assumptions periodically and reflect the effects of those revisions in the period that they are determined to be necessary. In addition, as a result of the GlobespanVirata merger in February 2004, we acquired $14.8 million of additional restructuring liabilities which were recorded through the purchase price allocation. Such amounts also contain estimates and assumptions made by management, and will be reviewed periodically, and adjusted accordingly.

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

Unless the context otherwise indicates, as used in this section, the terms “Conexant” and “GlobespanVirata” refer to the separate businesses of Conexant Systems, Inc. and GlobespanVirata, Inc., respectively, as they were conducted for periods prior to the completion of the merger of Conexant and GlobespanVirata on February 27, 2004. References to “we”, “us”, “our”, “the combined company” and other similar terms refer to the combined Conexant and GlobespanVirata business from and after the completion of the merger.

References in this section to Conexant’s fiscal year refer to the fiscal year ending on the Friday nearest September 30 of each year and references to GlobespanVirata’s fiscal year refer to the fiscal year ending December 31 of each year.

Each of Conexant and GlobespanVirata has recently incurred substantial losses.

Conexant’s net revenues in fiscal 2003 were $600.0 million compared to $521.7 million in fiscal 2002 and $541.7 million in fiscal 2001. Although Conexant had income from continuing operations of $23.6 million in fiscal 2003, it incurred losses from continuing operations of $143.8 million in fiscal 2002 and $660.9 million in fiscal 2001. Including discontinued operations, Conexant incurred net losses of $705.3 million in fiscal 2003, $880.8 million in fiscal 2002, and $1.4 billion in fiscal 2001. GlobespanVirata’s net revenues for fiscal 2003 were $379.1 million compared to $228.9 million in fiscal 2002 and $264.9 million in fiscal 2001. GlobespanVirata also had losses from continuing operations of $49.6 million in fiscal 2003, $636.9 million in fiscal 2002 and $372.0 million in fiscal 2001. Including discontinued operations, GlobespanVirata incurred net losses of $59.3 million in fiscal 2003, $655.0 million in fiscal 2002, and $377.5 million in fiscal 2001.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry, and in our business in particular. Periods of industry downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These factors have caused substantial fluctuations in the revenues and results of operations of Conexant and GlobespanVirata. Conexant and GlobespanVirata experienced these cyclical fluctuations in their businesses in the past and we may experience cyclical fluctuations in the future.

Demand for our products in each of the communications electronics end-markets which we address is subject to a unique set of factors, and a downturn in demand affecting one market may be more pronounced, or last longer, than a downturn affecting another of our markets.

We are subject to intense competition.

The communications semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete worldwide with a number of United States and international semiconductor providers that are both larger and smaller than us in terms of resources and market share. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted and is expected to continue to result in declining average selling prices for our products. We also anticipate that additional competitors will enter our markets as a result of expected growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in certain markets of the industry. Moreover, as with many companies in the semiconductor industry, customers for certain of our products offer other products that compete with similar products offered by us. Many of our competitors have certain advantages over us, such as significantly greater sales and marketing, manufacturing, distribution, technical and other resources.

We believe that the principal competitive factors for semiconductor suppliers in our addressed markets are:

•	time-to-market;

•	product quality, reliability and performance;

•	level of integration;

•	price and total system cost;

•	compliance with industry standards;

•	design and engineering capabilities;

•	strategic relationships with customers;

•	customer support;

•	new product innovation; and

•	access to manufacturing capacity.

We cannot assure you that we will be able to successfully address these factors.

Current and potential competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers’ purchasing decisions. Accordingly, it is possible that new competitors or alliances could emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current and potential competitors.

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

In addition, prices of established products may decline, sometimes significantly and rapidly, over time. We believe that in order to remain competitive we must continue to reduce the cost of producing and delivering existing products at the same time that we develop and introduce new or enhanced products. We cannot assure you that we will be able to continue to reduce the cost of our products to remain competitive. If we are unable to reduce manufacturing costs in response to declines in selling prices for our products, it will lead to declines in gross margins for such products.

We may not be able to keep abreast of the rapid technological changes in our markets.

The demand for our products can change quickly and in ways we may not anticipate because our markets generally exhibit the following characteristics:

•	rapid technological developments;

•	rapid changes in customer requirements;

•	frequent new product introductions and enhancements;

•	short product life cycles with declining prices over the life cycle of the products; and

•	evolving industry standards.

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

Our future success depends on our ability to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel can be intense in the semiconductor industry. While we have entered into employment agreements with some of our key personnel, we cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development and sale of our products.

We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance. The loss of the services of one or more of our key personnel, including Armando Geday, our Chief Executive Officer, F. Matthew Rhodes, our President, or certain key design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 40% of Conexant’s net revenues for fiscal 2003, whereas GlobespanVirata’s sales were primarily to OEM customers. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

We are dependent upon third parties for the manufacture, assembly and test of our products.

We are entirely dependent upon outside wafer fabrication facilities (known as foundries), including Jazz Semiconductor, Inc., in which we hold a minority interest. Under our fabless business model, our long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. If the semiconductor industry experiences a shortage of wafer fabrication capacity in the future, we may experience delays in shipments or increased manufacturing costs. There are significant risks associated with our reliance on third-party foundries, including:

•	the lack of assured wafer supply, potential wafer shortages and higher wafer prices;

•	limited control over delivery schedules, manufacturing yields, production costs and product quality; and

•	the unavailability of, or delays in obtaining, access to key process technologies.

Although we have a long-term supply arrangement with Jazz to obtain external wafer manufacturing capacity, the foundries we use may allocate their limited capacity to fulfill the production requirements of other customers that are larger and better financed than we. If we choose to use a new foundry, it typically takes several months to redesign our products for the process technology and intellectual property cores of the new foundry and to complete the qualification process before we can begin shipping products from the new foundry.

We are also dependent upon third parties, including Skyworks Solutions, Inc., for the assembly and test of our products. Our reliance on others to assemble and test our products subjects us to many of the same risks as are described above with respect to our reliance on outside wafer fabrication facilities.

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

Our success depends, in part, on our ability to effect suitable investments, alliances and acquisitions.

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

We may have difficultly integrating businesses we acquire. In particular, we may be unable to integrate successfully the operations of Conexant and GlobespanVirata and realize the full cost savings we anticipate.

Integrating acquired organizations and their products and services may be expensive, time-consuming and a strain on our resources and our relationships with employees and customers, and ultimately may not be successful.

The merger of Conexant and GlobespanVirata involves the integration of two companies that previously operated independently. The difficulties of combining the operations of the companies include:

•	the challenge of effecting integration while carrying on an ongoing business;

•	the necessity of coordinating geographically separate organizations;

•	retaining and integrating personnel with diverse business backgrounds;

•	retaining existing customers and strategic partners of each company; and

•	implementing and maintaining consistent standards, controls, procedures, policies and information systems.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two operations could have an adverse effect on our business, results of operations or financial condition. We cannot assure you that the economies of scale and operating efficiencies that we expect to result from the merger will be realized within the time periods contemplated or at all.

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

Approximately 90% of Conexant’s net revenues for fiscal 2003 and approximately 92% of GlobespanVirata’s net revenues for fiscal 2003 were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers and suppliers located outside the United States, including the Skyworks assembly and test facility in Mexico and assembly and test service providers and foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

The revenues, earnings and other operating results of Conexant and GlobespanVirata fluctuated in the past and our revenues, earnings and other operating results may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

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

The foregoing factors are difficult to forecast, and these as well as other factors could materially adversely affect our quarterly or annual operating results. If our operating results fail to meet the expectations of analysts or investors, it could materially and adversely affect the price of our common stock and other securities.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies and processes. At times we incorporate the intellectual property of our customers into our designs, and we have obligations with respect to the non-use and non-disclosure of their intellectual property. In the past, Conexant and GlobespanVirata engaged in litigation to enforce their intellectual property rights, to protect their trade secrets or to determine the validity and scope of proprietary rights of others, including their customers. We may engage in future litigation on similar grounds, which may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. We cannot assure you that:

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

Conexant’s former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. In connection with Conexant’s spin-off from Rockwell International Corporation (now Rockwell Automation, Inc.) in December 1998, Conexant assumed all liabilities in respect of environmental matters related to the former operations of its business. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by Conexant. In addition, we are engaged in remediations of groundwater contamination at Conexant’s former Newport Beach, California wafer fabrication facility. We currently estimate the remaining costs for these remediations to be approximately $3.3 million and have accrued for these costs as of September 30, 2003.

In the United States, environmental regulations often require parties to fund remedial action regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. While Conexant and GlobespanVirata have not experienced any material adverse effects on their operations as a result of such regulations, we cannot assure you that the costs that might be required to complete remedial actions, if any, will not have a material adverse effect on our business, financial condition and results of operations.

We may be limited in the future in the amount of NOLs that we can use to offset taxable income.

As of September 30, 2003, Conexant had approximately $1 billion of U.S. federal income tax net operating loss, or NOL, carryforwards that can be used to offset taxable income in subsequent years. The NOL carryforwards are scheduled to expire at various dates through 2024. Section 382 of the Internal Revenue Code could limit the future use of some or all of the NOL carryforwards if the ownership of our common stock changes by more than 50 percentage points in certain circumstances over a three-year testing period. Based on information known to us, we have not undergone such a change of ownership and the merger of Conexant and GlobespanVirata did not constitute a change of ownership, although the shares of our common stock issued in the merger will be taken into account in any change of ownership computations. Direct or indirect transfers of our common stock, when taken together with the shift in ownership resulting from the merger, could result in a change of ownership that would trigger the section 382 limitation. If such an ownership change occurs, section 382 would limit our use of NOL carryforwards in each subsequent taxable year to an amount equal to a federal long-term tax-exempt rate published by the Internal Revenue Service at the time of the ownership change, multiplied by our fair market value at such time; any unused annual limitation amounts may also be carried forward. The merger resulted in a change of ownership of GlobespanVirata and the future use of GlobespanVirata’s NOL carryforwards are subject to the section 382 limitation (or further limitation in the case of NOL carryforwards already subject to limitation as a result of previous transactions) based on the fair market value of GlobespanVirata at the time of the merger.

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

Our cash and cash equivalents, and short-term marketable securities are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2004, the carrying value of our cash and cash equivalents and short-term marketable securities approximates fair value. Our long-term marketable securities (consisting of commercial paper, corporate bonds and government securities) principally have remaining terms of 1 to 3 years. Such securities are subject to interest rate risk. At March 31, 2004, a 10% adverse change in interest rates would result in a $19.2 million decrease in the value of our long-term marketable securities. Marketable equity securities are subject to equity price risk. As of March 31, 2004, a 10% adverse change in equity prices would result in a $0.6 million decrease in the value of our marketable equity securities.

We hold Skyworks 15% convertible senior subordinated notes having an aggregate principal amount of $45.0 million. The conversion right is considered an “embedded derivative” for financial accounting purposes and the value of the Skyworks 15% convertible senior subordinated notes is subject to significant risk related to changes in the market price of Skyworks’ common stock. As of March 31, 2004, a 10% decrease in the market price of Skyworks’ common stock would decrease the fair value of the Skyworks 15% convertible senior subordinated notes by approximately $6.8 million. The Skyworks 15% convertible senior subordinated notes are also subject to interest rate risk. At March 31, 2004, the market price of Skyworks’ common stock was $11.89 per share. For the quarter ended March 31, 2004, the market price of Skyworks’ common stock ranged from a low of $9.18 per share to a high of $12.35 per share. We received a notice dated April 22, 2004 from Skyworks advising that Skyworks would redeem in full on May 12, 2004 the 15% convertible senior subordinated notes held by us. We exercised our right to convert all of the notes into 5,717,916 shares of Skyworks common stock prior to the scheduled redemption date at a conversion price of $7.87 per share.

We received the 15% convertible senior subordinated notes from Skyworks in exchange for the remaining $45.0 million principal amount of the Term Notes (originally delivered to us by Skyworks in payment of the purchase price for our Mexicali assembly and test facility). We do not purchase derivative financial instruments for speculative or investment purposes.

We hold a warrant to purchase 30 million shares of common stock of Mindspeed. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of March 31, 2004, a 10% decrease in the market price of Mindspeed’s common stock would decrease the fair value of this warrant by approximately $19.5 million. At March 31, 2004, the market price of Mindspeed’s common stock was $6.82 per share. For the quarter ended March 31, 2004, the market price of Mindspeed’s common stock ranged from a low of $5.85 per share to a high of $11.28 per share

We classify all of our marketable debt and equity securities as available-for-sale securities. As of March 31, 2004, the carrying value of these securities included net unrealized gain of $3.8 million.

Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our financial instruments as of March 31, 2004:

(in millions)	Carrying Value	Fair Value
Cash and cash equivalents	$134.8	$134.8
Marketable debt securities	29.7	29.7
Marketable government securities	164.1	164.1
Skyworks 15% convertible senior subordinated notes	67.9	67.9
Marketable equity securities	6.3	6.3
Mindspeed warrant	141.8	141.8
Long-term debt	711.8	710.3

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, we seek to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At March 31, 2004, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at March 31, 2004, a 10 percent change in the currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chief Executive Officer and its Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) On March 2, 2004 following completion of the GlobespanVirata merger, the Company’s Restated Certificate of Incorporation was amended to increase the number of shares of the Company’s preferred stock designated as Series A Junior Participating Preferred Stock for issuance in connection with the exercise of the Company’s preferred share purchase rights from 1,500,000 to 5,000,000. No shares of Series A Junior Participating Preferred Stock are issued or outstanding.

(b) The following provides information about purchases by or on behalf of the Company or any affiliated purchaser of shares of Conexant common stock during the quarter ended March 31, 2004:

Issuer Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased	per Share	or Programs	Programs
1/1/04 – 1/31/04	–	–	–	–
2/1/04 – 2/29/04	1,250,000 *	$7.35	–	–
3/1/04 – 3/31/04	–	–	–	–

Total	1,250,000	$7.35	–	–

*	In connection with the GlobespanVirata merger on February 27, 2004, the Company indirectly reacquired 1,250,000 shares of Conexant common stock held by iCompression, Inc., a subsidiary of GlobespanVirata. The merger was accounted for under the purchase method of accounting with the Company as the acquiring company for accounting purposes. The fair value of the 1,250,000 shares was estimated to be approximately $9,188,000, or an average of $7.35 per share. These shares were originally acquired by iCompression from the Company in June 2002 in connection with the Company’s purchase of iCompression’s video compression business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on February 25, 2004 in Costa Mesa, California. At the meeting, the following matters were voted on by the Company’s shareholders and approved by the following votes:

	Number of Shares
	Voted For	Withheld
Election of directors:
Donald R. Beall	221,338,099	24,999,382
Balakrishnan S. Iyer	232,923,486	13,413,995
Jerre L. Stead	233,145,354	13,192,127

	Number of Shares
		Voted		Broker
	Voted For	Against	Abstentions	Non-Votes
Proposal to approve the issuance of shares of the Company’s common stock in the merger with GlobespanVirata.	147,328,176	3,487,296	1,117,275	94,404,734
Proposal to approve amendments to the Company’s Directors Stock Plan	104,678,236	44,499,677	2,754,834	94,404,734
Proposal to approve the assumption and adoption of GlobespanVirata, Inc.’s 1999 Equity Incentive Plan, 1999 Supplemental Stock Option and Amended and Restated 1999 Stock Incentive Plan	108,681,934	40,394,778	2,856,035	94,404,734
Proposal to ratify appointment of Deloitte & Touche LLP as the Company’s independent auditors	242,627,508	2,133,504	1,576,468	N/A

ITEM 5. OTHER INFORMATION

In addition to the directors elected at the 2004 annual meeting of shareholders, the Company’s Board of Directors also includes the following directors whose terms of office continue after the annual meeting: Ralph J. Cicerone, Dwight W. Decker, F. Craig Farrill and D. Scott Mercer. On February 27, 2004, the following directors were appointed to fill vacancies created by the expansion of the Board of Directors to 12 members in connection with the completion of the GlobespanVirata merger: Armando Geday, Steven J. Bilodeau, Dipanjan Deb, John W. Marren and Giuseppe P. Zocco.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.a.1	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.a.2	Certificate of Increase in the Number of Authorized Shares of Series A Junior Participating Preferred Stock of the Company.

3.b.1	Amended By-Laws of the Company.

3.b.2	Resolutions adopted by the Board of Directors of the Company on May 7, 2004 amending the Amended By-Laws of the Company.

4.1	Indenture, dated as of May 11, 2001, between GlobespanVirata and The Bank of New York (successor to United States Trust Company of New York), as Trustee, including the form of 5-1/4% Convertible Subordinated Note due 2006 of GlobespanVirata attached as Exhibit A thereto, filed as Exhibit 4.1 to GlobespanVirata’s Current Report on Form 8-K dated May 15, 2001 (File No. 000-26401), is incorporated herein by reference.

4.2	First Supplemental Indenture, dated as of February 27, 2004, between GlobespanVirata and The Bank of New York (successor to United States Trust Company of New York), as Trustee.

10.1	Amendment to Employment Agreement between the Company and J. Scott Blouin

10.2	Employment Agreement between the Company and Lewis C. Brewster

10.3	Employment Agreement between the Company and Dwight W. Decker, filed as Exhibit 10.a to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

10.4	Employment Agreement between the Company and Armando Geday, filed as Exhibit 10.b to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

10.5	Employment Agreement between the Company and F. Matthew Rhodes, filed as Exhibit 10.c to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

10.6	Employment Agreement between the Company and Robert McMullan, filed as Exhibit 10.d to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

10.7	Employment Agreement between the Company and Dennis E. O’Reilly, filed as Exhibit 10.e to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

10.8	Employment Agreement between the Company and C. Michael Powell, filed as Exhibit 10.f to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a -15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a -15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

Current Report on Form 8-K dated January 28, 2004, furnishing the Company’s press release dated January 28, 2004, announcing its financial results for the first quarter ended December 31, 2003. (Item 12)

Current Report on Form 8-K dated March 12, 2004, reporting the completion of the merger with GlobespanVirata, Inc. (Items 2 and 7)

Current Report on Form 8-K dated April 26, 2004, furnishing the Company’s press release dated April 26, 2004, announcing its financial results for the second quarter ended March 31, 2004. (Item 12)

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)
Date: May 17, 2004	By	/s/ Robert McMullan
Robert McMullan
Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

3.a.1	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.a.2	Certificate of Increase in the Number of Authorized Shares of Series A Junior Participating Preferred Stock of the Company.

3.b.1	Amended By-Laws of the Company.

3.b.2	Resolutions adopted by the Board of Directors of the Company on May 7, 2004 amending the Amended By-Laws of the Company.

4.2	First Supplemental Indenture, dated as of February 27, 2004, between GlobespanVirata and The Bank of New York (successor to United States Trust Company of New York), as Trustee.

10.1	Amendment to Employment Agreement between the Company and J. Scott Blouin.

10.2	Employment Agreement between the Company and Lewis C. Brewster.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a –15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a –15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.