Form 10-Q
period 2004-06-30
CONEXANT SYSTEMS INC
filed 2004-08-16
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004*

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-24923

CONEXANT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1799439
(State of incorporation)	(I.R.S. Employer Identification No.)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Number of shares of registrant’s common stock outstanding as of July 30, 2004 was 468,764,918.

*         For presentation purposes of this Form 10-Q, references made to the June 30, 2004 period relate to the actual fiscal third quarter ended July 2, 2004.

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

CONEXANT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONEXANT SYSTEMS, INC.

Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	June 30,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$78,549	$76,186
Short-term investments	158,293	99,283
Receivables, net of allowance of $1,258 and $1,547 at June 30, 2004 and September 30, 2003, respectively	213,904	79,557
Inventories	145,551	59,548
Deferred income taxes	13,631	13,600
Mindspeed warrant-current portion	11,700	—
Other current assets	31,828	26,524

Total current assets	653,456	354,698
Property, plant and equipment, net	84,251	36,310
Goodwill	705,689	56,865
Intangible assets, net	143,393	12,506
Deferred income taxes	242,445	241,260
Mindspeed warrant	69,151	119,230
Marketable securities	188,045	—
Other assets	133,083	110,838

Total assets	$2,219,513	$931,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,211	$55,909
Accrued compensation and benefits	49,584	28,865
Restructuring and reorganization liabilities	20,798	12,091
Other current liabilities	68,111	24,816

Total current liabilities	266,704	121,681
Convertible subordinated notes	711,825	581,825
Other liabilities	74,436	61,435

Total liabilities	1,052,965	764,941

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 466,315 and 276,134 shares issued, and 465,665 shares and 276,134 shares outstanding at June 30, 2004 and September 30, 2003, respectively	4,663	2,761
Treasury stock: 650 shares at cost	(4,778)	—
Additional paid-in capital	4,643,743	3,506,070
Accumulated deficit	(3,506,685)	(3,332,527)
Accumulated other comprehensive income (loss)	58,723	(9,496)
Notes receivable from stock sales	(2,292)	—
Unearned compensation	(26,826)	(42)

Total shareholders’ equity	1,166,548	166,766

Total liabilities and shareholders’ equity	$2,219,513	$931,707

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.

Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended			Nine months ended
	June 30,			June 30,
	2004		2003	2004	2003
Net revenues		$267,617	$150,950	$688,731	$435,274
Cost of goods sold (including $812 for the nine months ended June 30, 2004 related to restructuring actions in the merger-Notes 3 and 7)		155,136	86,000	395,448	245,569

Gross margin		112,481	64,950	293,283	189,705
Operating expenses:
Research and development (including non-cash stock compensation of $2,237 and $3,131 for the three and nine months ended June 30, 2004, respectively, and $45 and $444 for the three and nine months ended June 30, 2003, respectively)		74,317	38,849	167,205	117,827
Selling, general and administrative (including non-cash stock compensation of $743 and $1,029 for the three and nine months ended June 30, 2004, and $0 and $1,272 for the three and nine months ended June 30, 2003, respectively)		36,371	22,915	89,782	69,471
Amortization of intangible assets		7,956	925	12,564	2,523
In-process research and development		—	—	160,818	—
Special charges		8,294	6,526	14,413	13,585

Total operating expenses		126,938	69,215	444,782	203,406

Operating loss		(14,457)	(4,265)	(151,499)	(13,701)
Gain on extinguishment of debt		—	(7,376)	—	(42,021)
Other (income) expense, net		56,308	(544)	21,291	40,785

Income (loss) before income taxes		(70,765)	3,655	(172,790)	(12,465)
Provision for income taxes		661	488	1,368	1,185

Income (loss) from continuing operations		(71,426)	3,167	(174,158)	(13,650)
Loss from discontinued operations, net of income taxes		—	(52,297)	—	(728,877)

Net loss		$(71,426)	$(49,130)	$(174,158)	$(742,527)

Income (loss) per share, basic:
Continuing operations		$(0.15)	$0.01	$(0.48)	$(0.05)
Discontinued operations		—	(0.19)	—	(2.73)

Net loss	$	(0.15)	$(0.18)	$(0.48)	$(2.78)

Income (loss) per share, diluted:
Continuing operations		$(0.15)	$0.01	$(0.48)	$(0.05)
Discontinued operations		—	(0.19)	—	(2.73)

Net loss		$(0.15)	$(0.18)	$(0.48)	$(2.78)

Number of shares used in per share computation-basic		463,804	268,469	363,654	266,915

Number of shares used in per share computation-diluted		463,804	271,051	363,654	266,915

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.

Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended June 30,
	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(174,158)	$(13,650)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities, net of effects of disposition of business and acquisitions:
Depreciation	11,337	13,576
Amortization of intangible assets	12,564	2,523
In-process research and development	160,818	—
Asset impairments	4,534	8,092
Provision for losses on accounts receivable	—	(3,912)
Inventory provisions	6,046	12,597
Decrease in fair value of Skyworks note and Mindspeed warrant	44,671	76
Write-down of non-marketable investments	600	34,402
Equity in (earnings) losses of equity method investees	(12,750)	3,233
Gain of extinguishment of debt	—	(42,021)
Gain of sale of investments	(27,017)	(5,228)
Other non-cash items, net	7,334	8,148
Changes in assets and liabilities:
Receivables	(42,174)	(22,410)
Inventories	(18,631)	(16,238)
Accounts payable	30,131	(4,974)
Accrued expenses and other current liabilities	8,942	1,157
Other	(10,589)	5,612

Net cash provided by (used in) operating activities	1,658	(19,017)

Cash flows from investing activities:
Cash received in (paid for) acquisitions, net	24,752	(6,796)
Payment of acquisition related costs	(29,764)	—
Advances to Skyworks	—	(35,000)
Repayment of Term Notes and advances by Skyworks	—	170,000
Purchases of marketable securities	(67,816)	(73,511)
Sales of marketable securities	38,384	132,900
Capital expenditures	(13,922)	(13,555)
Proceeds from sales of assets and investments	31,580	15,378
Payment of deferred purchase consideration	(4,000)	—
Investments in businesses	(2,619)	(4,500)

Net cash provided by (used in) investing activities	(23,405)	184,916

Cash flows from financing activities:
Proceeds from exercise of stock options	24,110	7,275
Repurchase of convertible subordinated notes	—	(56,378)

Net cash provided by (used in) financing activities	24,110	(49,103)

Net cash used in discontinued operations	—	(202,971)

Net increase (decrease) in cash and cash equivalents	2,363	(86,175)
Cash and cash equivalents at beginning of period	76,186	161,088

Cash and cash equivalents at end of period	$78,549	$74,913

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Conexant Systems, Inc. (Conexant or the Company) designs, develops and sells semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for use in broadband communications applications that enable high-speed transmission, processing and distribution of audio, video, voice and data to and throughout homes and business enterprises worldwide. The Company’s access solutions connect people through personal communications access products such as personal computers (PCs), set-top boxes and game consoles to audio, video, voice and data services over wireless and wire line broadband connections as well as over dial-up Internet connections. The Company’s central office solutions are used by service providers to deliver high-speed audio, video, voice and data services over copper telephone lines to homes and businesses around the globe. In addition, the Company’s media processing products enable the capture, display, storage, playback and transfer of audio and video content in applications throughout home and small office environments. The Company operates in one reportable segment.

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

On June 27, 2003, Conexant completed the distribution to Conexant shareholders of all outstanding shares of Mindspeed Technologies, Inc. (Mindspeed), a wholly owned subsidiary of Conexant to which Conexant contributed its Internet infrastructure business, including the stock of certain subsidiaries, and certain other assets and liabilities, including approximately $100.0 million in cash (hereinafter, the Mindspeed Spin). In the Mindspeed Spin, Conexant shareholders received one share of Mindspeed common stock for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares. Mindspeed issued to Conexant a warrant to purchase 30.0 million shares of Mindspeed common stock, representing approximately 20 percent of Mindspeed’s outstanding common stock on a fully diluted basis at the time of the Mindspeed Spin. The warrant is exercisable for a period of ten years, commencing one year after the completion of the Mindspeed Spin, at an exercise price of $3.408 per share (the fair market value on the date of grant). The warrant is recorded as an asset on the consolidated condensed balance sheet (see Note 3) and changes in the estimated fair value of the warrant are recorded in other (income) expense. Additionally, Conexant entered into a senior secured revolving credit facility pursuant to which Mindspeed may borrow up to $50.0 million for working capital and general corporate purposes. See Note 10 for further information.

The operating results of the discontinued Mindspeed Technologies Internet infrastructure business (through June 27, 2003) included in the accompanying unaudited consolidated condensed statements of operations were as follows (in thousands):

	Three months	Nine months
	ended	ended
	June 30,	June 30,
	2003	2003
Net revenues	$20,153	$58,719

Loss before income taxes	$(52,095)	$(155,231)
Provision for income taxes	202	462
Cumulative effect of change in accounting for goodwill	—	(573,184)

Loss from discontinued operations	$(52,297)	$(728,877)

Interim Reporting – In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the special charges, necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Fiscal Periods – For presentation purposes, references made to the periods ended June 30, 2004 and 2003 relate to the actual fiscal 2004 third quarter ended July 2, 2004 and the actual fiscal 2003 third quarter ended June 27, 2003, respectively.

Supplemental Cash Flow Information – Cash paid for interest was $16.6 million and $15.6 million for the nine months ended June 30, 2004 and 2003, respectively. Cash paid for income taxes for the nine months ended June 30, 2004 and 2003 was $0.2 million and $1.8 million, respectively. See Note 2 for a discussion of the common stock and options issued and net assets acquired in acquisitions.

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

The following table sets forth the computation of the numerator and denominator of basic and diluted earnings per share:

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator (dollars in thousands):
Income (loss) from continuing operations	$(71,426)	$3,167	$(174,158)	$(13,650)
Loss from discontinued operations, net of income taxes	—	(52,297)	—	(728,877)

Net loss	$(71,426)	$(49,130)	$(174,158)	$(742,527)

Denominator (weighted-average number of shares in thousands):
Weighted average shares outstanding- basic	463,804	268,489	363,654	266,915
Stock options and warrants (under the treasury stock method)	—	2,562	—	—

Weighted average shares outstanding - diluted	463,804	271,051	363,654	266,915

The potential dilutive effect of the common stock equivalents shown below was not included in the denominator for the computation of diluted earnings per share for the respective periods, as the effect of these securities was antidilutive:

	Three months ended		Nine months ended
	June 30,		June 30,
(weighted-average number of shares, in thousands)	2004	2003	2004	2003
Stock options and warrants (under the treasury stock method)	21,734	—	24,239	1,150
4.25% Convertible Subordinated Notes due 2006	7,364	5,962	7,364	5,918
4% Convertible Subordinated Notes due 2007	12,137	9,859	12,137	10,902
5.25% Convertible Subordinated Notes due 2006	5,840	—	2,695	—
Restricted stock	10	—	15	81

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Had stock-based compensation been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s pro forma loss from continuing operations and pro forma loss from continuing operations per share would have been the amounts indicated below (in thousands, except per share amounts):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Income (loss) from continuing operations, as reported	$(71,426)	$3,167	$(174,158)	$(13,650)
Add: expense determined under fair value accounting included in loss from continuing operations, as reported	2,980	45	4,160	1,716
Deduct: total expense determined under fair value accounting for all awards	(18,693)	(11,040)	(43,071)	(46,519)

Pro forma loss from continuing operations	$(87,139)	$(7,828)	$(213,069)	$(58,453)

Income (loss) from continuing operations per share – basic, as reported	$(0.15)	$0.01	$(0.48)	$(0.05)
Pro forma loss from continuing operations per share – basic	$(0.19)	$(0.03)	$(0.59)	$(0.22)
Income (loss) from continuing operations per share – diluted, as reported	$(0.15)	$0.01	$(0.48)	$(0.05)
Pro forma loss from continuing operations per share – diluted	$(0.19)	$(0.03)	$(0.59)	$(0.22)

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the stock-based awards is assumed to be amortized to expense over the instruments’ vesting period. The fair value has been estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.93%	3.18%	3.33%	3.18%
Expected volatility	97%	97%	97%	97%
Dividend yield	—	—	—	—
Expected life (years)	4.5	4.5	2.5 – 4.5	4.5
Weighted-average fair value of options granted	$3.63	$2.02	$5.04	$1.33

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

Cash, Cash Equivalents and Investments – marketable securities – The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values. Short-term marketable securities consist of debt securities with original maturity dates between ninety days and one year, and equity securities. Long-term marketable securities consist of debt securities with original maturity dates greater than one year. The Company’s investments are classified as available-for-sale, and are reported at fair value at the balance sheet date. The unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). Management determines the appropriate classification of debt securities at the time of purchase and reassesses the classification at each reporting date. Gains and losses on the sale of available-for-sale investments are determined using the specific-identification method.

Equity securities included in short-term marketable securities represent the Company’s common stock holdings in publicly traded companies and are classified as short-term based on the Company’s ability and intent to liquidate the securities as necessary to meet liquidity requirements. The reported fair value of these equity securities is based on

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

the quoted market prices of the securities at each reporting date. Based on the overall state of the stock market, the availability of buyers for the shares when the Company wants to sell, and other restrictions, at any point in time the amounts ultimately realized upon liquidation of these securities may be significantly different than the carrying value.

Total cash, cash equivalents and marketable securities at June 30, 2004 and at September 30, 2003 are as follows (in thousands):

	June 30,	September 30,
	2004	2003
Cash and cash equivalents	$78,549	$76,186
Skyworks 15% convertible senior subordinated notes	—	55,566
Equity securities- Skyworks Solutions, Inc. (6.2 million shares at June 30, 2004, 0.5 million shares at September 30, 2003)	50,824	4,576
Equity securities- SiRF Technologies, Inc. (5.9 million shares at June 30, 2004)	74,582	—
Other short-term marketable securities (primarily U.S. government agencies and corporate debt securities)	32,887	39,141

Subtotal- short-term investments	158,293	99,283

Long-term marketable securities (primarily U.S. government agencies and corporate debt securities)	188,045	—

	$424,887	$175,469

For all investment securities, unrealized losses that are other than temporary are recognized in net income. The Company does not hold these securities for speculative or trading purposes.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Acquisitions

Merger with GlobespanVirata, Inc.

On February 27, 2004, the Company completed its merger with GlobespanVirata, with GlobespanVirata becoming a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was accounted for under the purchase method of accounting with the Company as the acquiror. In exchange for 100% of the outstanding shares of common stock of GlobespanVirata (approximately 150.7 million shares), the Company issued 1.198 shares of Conexant common stock for each share of GlobespanVirata common stock outstanding (or approximately 180.6 million shares of Conexant common stock) and each outstanding option and warrant to purchase GlobespanVirata common stock was adjusted and converted into an option or warrant to purchase Conexant common stock based on the 1.198 merger ratio (or approximately 43.6 million options to purchase shares of Conexant common stock). In May 2004, the GlobespanVirata, Inc. subsidiary was renamed Conexant, Inc., and hereinafter will be referred to as Conexant, Inc., and the overall business combination is hereinafter referred to as the Merger.

The purchase consideration is summarized as follows (in thousands):

Fair market value of Conexant common stock issued	$1,027,342
Fair value of Conexant common stock options issued	81,011
Transaction costs	12,900

Total purchase consideration	$1,121,253

The fair value of Conexant common stock and stock options issued of $1.1 billion has been allocated to common stock and additional paid in capital. The fair market value of the 180.6 million shares of common stock issued was determined using a per share price of $5.69 (the average of the closing market prices of Conexant common stock on the day of the announcement of the Merger, November 3, 2003, and on the three business days before and after the announcement date). In accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, the $111.9 million fair value of the 43.6 million Conexant common stock options granted to replace the acquired common stock options was determined using a Black-Scholes option pricing model with the following assumptions: market price of $5.69 per share, volatility of 97%, risk-free rate of return of 3.2%, expected lives of 4.5 years and no dividend yield. Approximately $30.9 million in intrinsic value associated with

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

the unvested stock options has been allocated to unearned compensation and will be amortized to expense over the average remaining vesting period of approximately 2.6 years. A total of $3.0 million and $4.1 million of this unearned compensation was recognized as an expense in the three and nine months ended June 30, 2004, respectively.

In connection with the Merger, the Company began to formulate a reorganization and restructuring plan (the Reorganization Plan). As a result of the Reorganization Plan, the Company recorded restructuring and asset impairment charges related to Conexant’s operations of $6.1 million and $9.4 million during the three and nine months ended June 30, 2004, respectively. These charges are included in Special Charges and Cost of Goods Sold in the accompanying consolidated condensed statement of operations. Additionally, the Company initially recognized $14.8 million as liabilities assumed in the purchase business combination related to restructuring liabilities for estimated costs related to Conexant, Inc. facilities consolidation and the related impact on Conexant, Inc. outstanding real estate leases and Conexant, Inc. involuntary employee terminations and relocations. In the quarter ended June 30, 2004, these liabilities were reduced by $3.6 million against the purchase price allocation (goodwill) for certain facilities related decisions. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141 entitled “Business Combinations” and EITF 95-3 entitled “Recognition of Liabilities in Connection with a Purchase Business Combination”. Finalization and execution of the Reorganization Plan is not yet complete and further actions may be taken such as additional or different facilities impairments, workforce reductions or relocations and/or product related decisions with respect to duplicate technology licenses, duplicate maintenance contracts, production masks and inventory of goods for which there will no longer be an active market for the combined company. The Reorganization Plan and its related actions are expected to be completed by the end of calendar 2004, and when taken, charges and/or reductions will be recorded as an adjustment to goodwill. Any actions relating to the acquiring corporation will be charged against operations. See Note 7 for a further description of the Company’s reorganization and restructuring plans.

The following sets forth the Company’s estimates of the fair values of the assets acquired and liabilities assumed in the Merger as of February 27, 2004 (in thousands). These amounts have been adjusted for the $3.6 million Reorganization Plan changes described above, and other liability reductions totaling $2.4 million. The amounts below may change further as the Reorganization Plan is completed.

Cash and cash equivalents	$42,515
Short-term and long-term investments	153,099
Accounts receivable	91,259
Inventories	73,281
Prepaids and other current assets	4,056
Property and equipment	46,883
Other long-term assets	20,600
Identifiable intangible assets	137,931
In-process research and development	160,818
Goodwill	629,387
Accounts payable	(41,580)
Accrued expenses	(75,062)
Accrued restructuring and reorganization liabilities	(11,255)
Long-term debt	(130,000)
Other long-term liabilities	(23,284)
Treasury stock	9,188
Notes receivable from stock sales	2,469
Unearned compensation	30,948

Net assets acquired	$1,121,253

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

The identifiable intangible assets were valued using the income approach and a discount rate of 18%. The developed technologies consist of eight products in the digital subscriber line (DSL) and wireless local area network (LAN) categories. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the current technology. The type of income approach utilized for the trademark was the relief from royalty methodology, under which an estimate is made as to the appropriate royalty income that would be negotiated in an arm’s length transaction if the subject intangible asset were licensed from an independent third party owner. These assets are being amortized on a straight-line basis over their estimated useful lives ranging from 2 to 7 years, with a weighted-average life of approximately 5 years. Amortization expense for these intangible assets was $6.9 million and $9.6 million for the three and nine months ended June 30, 2004, respectively. The amount recorded as goodwill of $629.4 million is not deductible for tax purposes.

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

Management is responsible for the amounts determined for IPR&D as well as developed technologies and believes that that amounts are representative of fair values. Through June 30, 2004, actual results do not materially differ from the estimates used in the valuations of IPR&D or developed technologies.

The treasury stock of $9.2 million represents the value of the 1.25 million shares of Conexant common stock held by iCompression, a subsidiary of the former GlobespanVirata, which were effectively repurchased at the acquisition date of February 27, 2004.

The Merger was accounted for as a purchase and the operating results of the former GlobespanVirata have been included in the Company’s operations from the closing date. The following unaudited pro forma information represents a summary of the results of operations as if the Merger occurred at the beginning of each period presented and includes amortization of identifiable intangibles and unearned compensation from that date.

	Three months
	ended June 30,	Nine months ended June, 30
	2003	2004	2003
Net revenues	$225,325	$875,507	$629,459
Net loss	$(62,799)	$(198,051)	$(803,475)
Net loss per common share – basic and diluted	$(0.14)	$(0.43)	$(1.80)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had the merger closed on October 1, 2003 and 2002, respectively.

Acquisition of Amphion Semiconductor

On June 29, 2004, the Company purchased all the outstanding capital stock of Amphion Semiconductor Limited (Amphion), a company located in Belfast, Northern Ireland specializing in developing video compression technology. The Company completed this strategic acquisition as a complement to existing products. The consideration for this purchase was $20.0 million in cash, 600,000 shares of common stock (valued at $6.0 million) and $0.4 million in transaction costs. Net tangible assets acquired were $2.6 million. The excess of the purchase price over the net tangible assets was assigned to developed technology of $4.2 million and $19.6 million to goodwill. The developed technology will be amortized on a straight-line basis over five years. The amount recorded as goodwill of $19.6 million is not deductible for tax purposes. The purchase price allocation is preliminary and is subject to change.

Under the stock purchase agreement, the Company guaranteed the value of the shares issued to the former Amphion shareholders for a defined period through June 29, 2006 (subject to certain conditions and elections). The guaranty is subject to adjustment for any stock split, stock dividend, recapitalization, merger or similar transaction. In the event that the market price of the Conexant common stock does not equal or exceed $10.00 for at least five consecutive trading days during this period, Conexant would be required to make an additional payment (in cash or additional shares of common stock at Conexant’s option) to former Amphion shareholders for the difference between the $10.00 and the market price per share of such shares as of specified dates. Consequently, the Company has valued the shares delivered to the former Amphion shareholders at the guaranteed value of $10.00 per share, or a total of $6.0 million. To the extent the Company is required to make an additional payment under the guaranty, the payment will not increase the total purchase price.

The terms of this acquisition include provisions under which the former shareholders of Amphion could receive additional consideration of up to $4.0 million during the twelve to eighteen months following the acquisition if certain technology milestones are achieved. This contingent consideration has not been included in the purchase price allocation and if earned, such amounts will be capitalized as an addition to goodwill.

The pro forma effect of this acquisition was not material to the Company’s results of operations for fiscal 2004 or 2003.

3. Supplemental Financial Statement Data

Marketable Securities

Marketable securities consist of short-term investments and long-term investments, all of which are classified as available-for-sale securities as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
Short-term investments (in thousands):	Cost	Gains	Losses	Value
June 30, 2004:
U.S. government agencies	$28,138	$—	$(91)	$28,047
Foreign government securities	502	—	—	502
Corporate debt securities	1,797	—	(16)	1,781
Equity securities	57,374	72,289	(1,700)	127,963

	$87,811	$72,289	$(1,807)	$158,293

September 30, 2003:
Skyworks 15% convertible senior subordinated notes	$46,542	$9,024	$—	$55,566
U.S. government agencies	14,640	25	(18)	14,647
Foreign government securities	2,044	15	—	2,059
Corporate debt securities	21,625	74	(59)	21,640
Equity securities	2,320	3,051	—	5,371

	$87,171	$12,189	$(77)	$99,283

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

The Company accounted for the Skyworks 15% convertible senior subordinated notes as available-for-sale securities carried at their fair value. Unrealized gains or losses resulting from changes in the fair value of the underlying debt were included in other comprehensive income. The right to convert the Skyworks 15% convertible senior subordinated notes into shares of Skyworks common stock was, for financial accounting purposes, an embedded derivative instrument. Changes in the fair value of the Skyworks 15% convertible senior subordinated notes resulting from changes in the value of the conversion right were included in other (income) expense, net each period. During the quarter ended June 30, 2004, the Company converted the notes into 5.7 million shares of Skyworks common stock at the conversion price of $7.87 per share (see Note 4).

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
Long-term investments (in thousands):	Cost	Gains	Losses	Value
June 30, 2004:
U.S. government agencies	$159,033	$—	$(806)	$158,227
Corporate debt securities	29,974	—	(156)	29,818

	$189,007	$—	$(962)	$188,045

The Company’s long-term marketable securities principally have original contractual maturities from one to three years.

Inventories

     Inventories consist of the following (in thousands):

	June 30,	September 30,
	2004	2003
Work-in-process	$74,629	$42,662
Finished goods	70,922	16,886

	$145,551	$59,548

In the quarter ended March 31, 2004, as a result of strategic decisions made at the time of the Merger, the Company wrote down $0.8 million of on-hand inventory products which will no longer be actively marketed or sold. This amount was charged to cost of goods sold.

Goodwill

During the first nine months of fiscal 2004, goodwill was adjusted as follows (in thousands):

Goodwill, September 30, 2003	$56,865
Merger	635,261

Goodwill, March 31, 2004	692,126
Adjustment to purchase price allocations	(5,999)
Acquisitions	19,562

Goodwill, June 30, 2004	$705,689

Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2004			September 30, 2003
	Gross	Accumulated		Gross	Accumulated
	Asset	Amortization	Net	Asset	Amortization	Net
Developed technology	$145,893	$(18,065)	$127,828	$15,904	$(7,456)	$8,448
Customer base	2,050	(725)	1,325	2,050	(358)	1,692
Other intangible assets	20,908	(6,668)	14,240	7,443	(5,077)	2,366

	$168,851	$(25,458)	$143,393	$25,397	$(12,891)	$12,506

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	Remainder of
	2004	2005	2006	2007	2008	Thereafter
Amortization expense	$8,206	$31,624	$29,881	$29,157	$28,714	$15,811

Mindspeed Warrant

The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net each period. At June 30, 2004, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated condensed balance sheet was $80.9 million. The current portion of $11.7 million was determined using current pricing data, and the remaining portion was valued using a Black-Scholes model with terms for portions of the warrant varying from 1 to 5 years, volatility of 90%, a risk-free interest rate of 3.2% and no dividend yield. It is the Company’s intent to liquidate the portion of this warrant classified as current in the next twelve months.

The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.

Convertible Subordinated Notes

The Company and its consolidated subsidiaries have three issues of convertible subordinated notes, including the 5.25% convertible subordinated notes due May 2006 which were acquired in the Merger. At June 30, 2004, the components of convertible subordinated notes are as follows (in thousands):

4.0% Convertible Subordinated Notes due February 2007 with a conversion price of $42.43	$515,000
4.25% Convertible Subordinated Notes due May 2006 with a conversion price of $9.08	66,825
5.25% Convertible Subordinated Notes due May 2006 with a conversion price of $22.26	130,000

Total convertible subordinated notes	$711,825

The significant terms of the 5.25% convertible subordinated notes acquired by the Company in the Merger in February 2004 are as follows: The 5.25% convertible subordinated notes are unsecured obligations of Conexant, Inc., are contractually subordinated in right of payment to all senior indebtedness of Conexant, Inc., and mature on May 15, 2006. The holders may convert the notes into shares of Conexant common stock at any time prior to maturity at a conversion price of $22.262 per share, subject to adjustment. On and after May 20, 2004, Conexant, Inc. at its option may redeem the notes at any time, in whole or in part, at the redemption price shown in the notes, plus accrued interest, if any. Through June 30, 2004, none of the 5.25% Convertible Subordinated Notes have been redeemed.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Other (Income) Expense, Net

Other (income) expense, net consists of the following (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Investment and interest income	$(1,404)	$(3,585)	$(6,703)	$(13,134)
Decrease in fair value of Skyworks 15% convertible senior subordinated notes	17,837	76	6,292	1,832
Decrease in fair value of the Mindspeed warrant	60,924	—	38,379	—
Interest expense	8,373	6,254	22,322	21,424
Equity in (earnings) losses of equity method investees	(1,934)	2,423	(12,750)	3,233
Gains on sales of investments	(27,017)	(5,228)	(27,017)	(5,228)
Write down of non-marketable investments	—	—	600	34,402
Other	(471)	(484)	168	(1,744)

	$56,308	$(544)	$21,291	$40,785

During the nine months ended June 30, 2004, an unrelated party repaid a $30.0 million note issued in connection with a previous equity investment in an entity in which the Company owns a 38% interest. In accordance with Staff Accounting Bulletin No. 51, the Company recognized an $11.4 million gain upon the payment of this note, which is included in equity in earnings of equity method investees.

During the quarter ended June 30, 2004, SiRF Technology Holdings, Inc. (SiRF) completed its initial public offering of shares of its common stock at a public offering price of $12.00 per share. The Company sold approximately 2.5 million shares in the SiRF offering for net proceeds of $28.2 million and recorded a related gain of $26.5 million, which is included in gains on sales of investments above.

4. Skyworks Notes

In November 2002, the Company restructured its previous financing agreements with Skyworks whereby Skyworks repaid $105.0 million of the principal amount and all accrued interest owed to the Company under the $150.0 million promissory notes issued by Skyworks and certain Skyworks subsidiaries and collateralized by substantially all of the assets of Skyworks (the Term Notes), and the remaining principal amount of the Term Notes was exchanged for $45.0 million principal amount of the Skyworks 15% convertible senior subordinated notes with a maturity date of June 30, 2005. At the same time, Skyworks also repaid all amounts outstanding under the previous credit facility, the credit facility was cancelled and the Company released all security interests in Skyworks’ assets and properties.

The Company received a notice dated April 22, 2004 from Skyworks advising that on May 12, 2004, Skyworks would redeem in full the 15% convertible senior subordinated notes held by the Company. The Company exercised its right to convert all of the notes into shares of Skyworks common stock prior to the scheduled redemption date at the conversion price of $7.87 per share. On May 10, 2004, the Company received 5.7 million shares of Skyworks common stock in full satisfaction of the notes.

5. Commitments and Contingencies

Certain claims have been asserted against the Company, including claims alleging the use of the intellectual property rights of others in certain of the Company’s products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the adjudication of such claims through arbitration or litigation.

Texas Instruments, Inc. The Company’s Conexant, Inc. subsidiary has been involved in a dispute with Texas Instruments, Inc. (Texas Instruments) over a group of patents (and related foreign patents) that Texas Instruments alleges are essential to certain industry standards for implementing ADSL technology. On June 12, 2003, Conexant, Inc. filed a complaint against Texas Instruments, Stanford University and its Board of Trustees, and Stanford University OTL, LLC (collectively, the Defendants) in the U.S. District Court of New Jersey. The complaint asserts, among other things, that the Defendants have violated the antitrust laws by creating an illegal patent pool, by

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

manipulating the patent process and by abusing the process for setting industry standards related to ADSL technology. The complaint also asserts that the Defendants’ patents relating to ADSL are unenforceable, invalid and/or not infringed by Conexant, Inc. products. Conexant, Inc. is seeking, among other things, (i) a finding that the Defendants have violated the federal antitrust laws and treble damages based upon such a finding, (ii) an injunction prohibiting the Defendants from engaging in anticompetitive practices, (iii) a declaratory judgment that the claims of the Defendants’ ADSL patents are invalid, unenforceable, void, and/or not infringed by Conexant, Inc and (iv) an injunction prohibiting the Defendants from pursuing patent litigation against Conexant, Inc. and its customers. On August 11, 2003 and September 9, 2003, the Defendants answered the complaint, denied Conexant, Inc.’s claims and filed counterclaims alleging that Conexant, Inc. has infringed certain of their ADSL patents. In addition to other relief, the Defendants are seeking to collect damages foralleged past infringement and to enjoin Conexant, Inc. from continuing to use the Defendant’s ADSL patents. Although the Company believes that Conexant, Inc. has strong arguments in favor of its position in this dispute, it can give no assurance that Conexant, Inc. will prevail on any of these grounds in litigation. If any such litigation is adversely resolved, Conexant, Inc. could be held responsible for the payment of damages and/or future royalties and/or have the sale of certain of Conexant, Inc products stopped by an injunction, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Agere Systems, Inc. On October 17, 2002, Agere Systems, Inc. (Agere) filed suit against Intersil Corporation (Intersil) in the U.S. District Court of Delaware. Conexant, Inc. acquired the WLAN Group of Intersil in August 2003. Agere alleges that Intersil infringes certain of its U.S. patents. Intersil has counterclaimed against Agere for infringement of certain patents, some of which are now owned by the Company’s Conexant, Inc. subsidiary and licensed to Intersil for purposes of the suit. The parties have filed a stipulated order adding Conexant, Inc. as a party to the suit. On July 22, 2003, Agere filed a separate suit against Intersil in the U.S. District Court of Delaware alleging that Intersil infringes certain additional U.S. patents. Conexant, Inc. has also been added as a party to this action. Conexant, Inc. has the benefit of an indemnity and/or warranty from Intersil which the Company believes limits Conexant, Inc.’s liability for monetary damages related to these suits, but the possibility exists that the court could issue an injunction against future sales of affected wireless products. The Company believes that this litigation is unlikely to have a material adverse effect on its business, financial condition, or results of operations.

On October 30, 2002, Intersil and certain of its affiliated companies filed a suit against Agere in the U.S. District Court for the District of Philadelphia alleging that Agere misappropriated certain Media Access Control Wireless Local Area Network technology. This action seeks an injunction to prevent Agere, either alone or in cooperation with others, from developing, making, and/or selling products that use that technology. Agere has made similar counterclaims against Conexant, Inc. and its affiliated companies and Intersil and its affiliated companies. As a result of the acquisition of Intersil’s WLAN Products Group and its Choice-Intersil Microsystems, Inc. subsidiary, which is a party to this suit and the only remaining plaintiff, Conexant, Inc. has become involved in this suit. Conexant, Inc. has the benefit of an indemnity and/or warranty from Intersil which the Company believes limits Conexant, Inc.’s liability for monetary damages, but the possibility exists that the court could issue an injunction against future sales of affected wireless products. The Company believes that this litigation is unlikely to have a material adverse effect on its business, financial condition, or results of operations.

IPO Litigation. In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased Conexant, Inc. common stock between June 23, 1999 and December 6, 2000, filed a complaint in the U. S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of Conexant, Inc.’s initial and secondary public offerings as well as certain Conexant, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling Conexant, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with approximately 300 other actions making similar allegations regarding the public offerings of hundreds of other companies during 1998 through 2000. In June 2003, the issuers, the individual defendants and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against Conexant, Inc.’s officers and directors. The settlement remains subject to a number of conditions, including class certification

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

and approval of the settlement by the court. It is possible that the parties will not reach agreement on the final settlement or that the settlement will not be approved. Even if the settlement is approved, individual class members will have an opportunity to “opt out” of the class and to file their own lawsuits, and some may do so. In either event, the Company believes that the Conexant, Inc. officers and directors have meritorious defenses to the plaintiffs’ claims and expects that those defendants will defend themselves vigorously. The Company also believes that it has sufficient insurance coverage to cover any indemnification obligations to the directors and officers related to this litigation.

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

The Company has been designated as a potentially responsible party and is engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. In addition, the Company is engaged in remediation of groundwater contamination at its former Newport Beach, California wafer fabrication facility. Management currently estimates the aggregate remaining costs for these remediations to be approximately $3.0 million and has accrued for these costs as of June 30, 2004.

The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $15.5 million and $12.5 million for the nine months ended June 30, 2004 and 2003, respectively.

At June 30, 2004, future minimum lease payments under operating leases were as follows (in thousands):

Fiscal Year
2004 remaining 3 months	$7,220
2005	23,370
2006	18,563
2007	14,876
2008	11,059
Thereafter	63,431

Total future minimum lease payments	$138,519

The summary of future minimum lease payments includes an aggregate of $18.3 million of lease obligations that principally expire through fiscal 2011, which have been accrued for in connection with the Company’s reorganization and restructuring actions (see Note 7).

The Company purchases a portion of its requirements for silicon-based semiconductor products from Jazz Semiconductor, Inc. (Jazz). During the first two years of the long-term supply arrangement entered into with Jazz in March 2002, the Company’s cost of wafers was an amount which approximated its historical cost. Thereafter, the cost of wafers is based on market prices. Additionally, the Company is obligated to purchase certain minimum annual volumes of wafers during the first three years of the arrangement. In the event the Company’s actual wafer purchases are less than the required minimum volumes, it will be required to make additional payments to Jazz. The Company’s expected minimum purchase obligations under the long-term supply agreement with Jazz, net of a portion of the wafer purchase obligations assumed by a third party, will be approximately $6.6 million for the remainder of fiscal year 2004 and $13.1 million in fiscal 2005.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Additionally, the Company entered into a long-term supply agreement with Skyworks in June 2002, under which Skyworks provides semiconductor assembly and test services at the Company’s former Mexicali, Mexico facility. Under this supply agreement, the Company is obligated to purchase certain minimum amounts of assembly and test services for the remainder of fiscal 2004 and for fiscal 2005 in the amounts of $4.4 million and $10.9 million, respectively. In the event the Company’s purchases of assembly and test services are less than the required minimum amounts, it will be required to make additional payments to Skyworks.

The Company currently anticipates meeting each of the annual minimum purchase obligations under the long-term supply agreements with Jazz and Skyworks.

At June 30, 2004, the Company is contingently liable for approximately $26.7 million in operating lease commitments on facility leases that were assigned to Mindspeed and Skyworks at the time of their separation from the Company.

In connection with certain non-marketable equity investments, the Company may be required to invest up to an additional $6.2 million as of June 30, 2004.

6. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(71,426)	$(49,130)	$(174,158)	$(742,527)
Other comprehensive income (loss):
Foreign currency translation adjustments	(556)	700	346	1,327
Reclassification adjustment-accumulated translation adjustment- discontinued operations	—	17,617	—	17,713
Change in unrealized gains on available-for-sale securities, net of tax	65,762	934	67,441	1,537
Minimum pension liability adjustments	87	(213)	260	1,382
Effect of income taxes	—	—	172	—

Other comprehensive income	65,293	19,038	68,219	21,959

Comprehensive loss	$(6,133)	$(30,092)	$(105,939)	$(720,568)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	June 30,	September 30,
	2004	2003
Foreign currency translation adjustments	$(2,677)	$(3,023)
Unrealized gains on available-for-sale securities, net of tax	69,520	1,907
Minimum pension liability adjustments	(8,120)	(8,380)

Accumulated other comprehensive income (loss)	$58,723	$(9,496)

7. Special Charges

Special charges consist of the following (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Asset impairments	$2,508	$5,611	$4,534	$8,092
Restructuring charges	3,627	—	4,075	1,904
Integration charges	1,565	—	4,168	—
Other	594	915	1,636	3,589

	$8,294	$6,526	$14,413	$13,585

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Asset Impairments

During the first nine months of 2003, the Company recorded asset impairment charges of $8.1 million, related to leasehold improvements associated with properties no longer occupied by the Company and other assets that management determined to abandon or scrap.

During the first nine months of 2004 in connection with the Merger, the Company recorded asset impairment charges of $4.5 million related to various Conexant operating assets which were determined to be redundant and no longer required as a result of the Merger. These assets have been abandoned.

Restructuring Charges

In fiscal 2002 and continuing into fiscal 2003, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, temporary shutdowns of the Company’s manufacturing facilities, significant reductions in capital spending, the closure or consolidation of certain facilities and salary reductions for the senior management team until the Company returned to profitability. In the second and third quarters of fiscal 2004 in connection with the Merger, the Company implemented further workforce reductions and facility consolidations. The Company continuously evaluates the business in light of current market and competitive conditions to ensure that operating expenses are in line with expectations of revenue levels. As a result, future periods may require further actions to reduce operating expenses.

The costs and expenses associated with all the restructuring activities are included in special charges in the accompanying consolidated condensed statements of operations.

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

Activity and liability balances related to the 2002 Corporate and Manufacturing Restructuring Plan through June 30, 2004 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$2,437	$12,519	$14,956
Cash payments	(1,664)	(431)	(2,095)

Restructuring balance, September 30, 2002	773	12,088	12,861
Charged to costs and expenses	2,898	888	3,786
Expense reversal	—	(1,100)	(1,100)
Cash payments	(3,173)	(3,930)	(7,103)

Restructuring balance, September 30, 2003	498	7,946	8,444
Cash payments	(447)	(3,114)	(3,561)

Restructuring balance, June 30, 2004	$51	$4,832	$4,883

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

Activity and liability balances related to the 2003 Corporate Restructuring Plan through June 30, 2004 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$1,181	$2,830	$4,011
Cash payments	(364)	—	(364)

Restructuring balance, September 30, 2003	817	2,830	3,647
Charged to costs and expenses	350	98	448
Cash payments	(1,084)	(755)	(1,839)

Restructuring balance, June 30, 2004	$83	$2,173	$2,256

2004 Merger Restructuring and Reorganization Plans – In connection with the Merger, in order to achieve operational efficiencies, the Company approved a plan of workforce reductions and facilities consolidation actions. These actions commenced in the quarter ended June 30, 2004 and are expected to continue through the December 2004 quarter. The Company will charge such amounts to restructuring expense in the period when the required actions are taken. As the restructuring progresses, approximately 200 employees of the Company, including approximately 50 employees of Conexant, Inc. in the 2004 Reorganization Plan described below, will be impacted by the actions. Through June 30, 2004, approximately 150 employees, including approximately 25 employees of Conexant, Inc., have been impacted by the actions. The Company involuntarily terminated approximately 125 employees in the sales and administration, and information technology areas and recorded charges aggregating $1.9 million based upon estimates of the cost of severance benefits for the affected employees. The Company also recorded restructuring costs of $1.8 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated.

Activity and liability balances related to the 2004 Merger Restructuring Plan through June 30, 2004 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$1,877	$1,750	$3,627
Cash payments	(733)	(86)	(819)

Restructuring balance, June 30, 2004	$1,144	$1,664	$2,808

In connection with the Merger, the Company also began to formulate the 2004 Reorganization Plan, which consisted primarily of workforce reductions to eliminate redundant positions and consolidation of the worldwide facilities of Conexant, Inc. In accordance with EITF 95-3 and SFAS No. 141, the estimated costs of $11.3 million related to these actions were accrued as liabilities as part of the purchase price allocation (see Note 2).

As a result of the 2004 Reorganization Plan, approximately 50 employees of Conexant, Inc. will be part of an involuntary workforce reduction. These employees are primarily located in the United States in sales and administrative functions. The workforce related charges of $1.3 million were based upon estimates of the severance and fringe benefits for the affected employees, in addition to relocation benefits for others. The plan for consolidation of worldwide facilities consisted of vacating or impairing properties and leases. This resulted in an initial charge of $13.5 million and included assumptions regarding sublease rates and time periods and other costs to

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

prepare and sublease those spaces. Additionally, as of the date of the Merger, there had been a decline in the real estate market in certain geographic regions in which Conexant, Inc. has lease facilities. A portion of the facilities-related charges represent adjustments to fair market value rates of those leases. These non-cancelable lease commitments range from near term to 17 years in length. In the quarter ended June 30, 2004, certain decisions were made in relation to two operating facilities. As a result, $3.6 million of accrued facility charges were reduced against the purchase price allocation (goodwill). Future adjustments to the 2004 Reorganization Plan as currently intended, whether favorable or unfavorable, will be recorded as an adjustment to the purchase price allocation.

Activity and liability balances related to the 2004 Reorganization Plan through June 30, 2004 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Recorded in purchase price allocation	$1,300	$13,509	$14,809
Cash payments	—	(89)	(89)

Restructuring balance, March 31, 2004	1,300	13,420	14,720
Adjusted to purchase price allocation	—	(3,554)	(3,554)
Cash payments	(73)	(242)	(315)

Restructuring balance, June 30, 2004	$1,227	$9,624	$10,851

At June 30, 2004, the Company has a remaining accrued restructuring and reorganization liability balance of $20.8 million. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2005 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire through fiscal 2021. Cash payments to complete the restructuring and reorganization actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.

Integration Charges

During the three and nine months ended June 30, 2004, the Company incurred $1.6 million and $4.2 million, respectively, of costs related to the integration efforts of the employees, customers, operations and other business aspects related to the Merger.

Other

Other special charges in the first nine months of 2003 principally consist of a $2.7 million loss on the sale of certain semiconductor test equipment. Other special charges in the three months ended June 30, 2004 of $0.6 million principally consist of stock option modification charges and, in addition, the nine months ended June 30, 2004 also included $1.0 million of one-time executive bonuses which were contractually committed in the closing of the Merger.

8. Segment Information

The Company operates and tracks its results in one reportable segment (see Note 1).

Net revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Americas	$29,499	$15,565	$77,442	$50,593
Asia-Pacific	215,797	125,606	554,457	352,581
Europe, Middle East and Africa	22,321	9,779	56,832	32,100

	$267,617	$150,950	$688,731	$435,274

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Americas and Europe. For the three and nine months ended June 30, 2004, no customer accounted for 10% of net revenues. For each of the three and nine months ended June 30, 2003, two customers (foreign resellers) accounted for 22% of net revenues. No other customer accounted for 10% or more of the Company’s net revenues for the three or nine months ended June 30, 2003.

9. Guarantees

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell, the Company assumed responsibility for all contingent liabilities and then current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz Semiconductor, Inc. (Jazz), the Company agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in certain cases is indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. Product warranty costs are not significant.

10. Mindspeed Credit Facility

In connection with the Mindspeed Spin, the Company entered into a senior secured revolving credit facility pursuant to which Mindspeed may borrow up to $50.0 million for working capital and general corporate purposes. Mindspeed may borrow under the credit facility only to restore its cash balance to $25.0 million. Borrowings accrue interest at 10% per annum, payable at maturity, and are collateralized by substantially all the assets of Mindspeed. The credit facility expires on June 29, 2007. As of June 30, 2004, no amounts were outstanding under the credit facility.

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

11. Related Party Transaction

As of June 30, 2004, loans originally made by the former GlobespanVirata, Inc. to certain executive officers of the Company, were outstanding in the principal amount of approximately $2.7 million, with accrued interest of approximately $0.8 million. Subsequent to June 30, 2004, those loans were settled.

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

We are a leading provider of integrated circuits and software for broadband communications solutions addressing consumer, business enterprise and service provider markets. Our expertise in mixed-signal processing allows us to deliver semiconductor devices and complete integrated systems that connect the client, or end-customer, side of personal communications access products such as PCs, set-top boxes, residential gateways and game consoles to audio, video, voice and data services over broadband wire line communications networks, including virtually all varieties of digital subscriber line (DSL), cable and Ethernet networks, over wireless local area networks (LAN) and over direct broadcast satellite, terrestrial and fixed wireless systems. We also deliver highly integrated, system-level solutions for telephone company central office equipment, such as DSL access multiplexers (DSLAMs) used in the provisioning of broadband audio, video, voice and data services. Our dial-up access products include a broad portfolio of modem chipsets and software for desktop and notebook PC applications as well as embedded equipment applications including fax machines, multifunction peripherals (MFPs), point-of-sale (POS) terminals, set-top boxes, gaming consoles and Internet terminals. Our wide variety of wireless networking chip sets and reference designs enable wireless connectivity in notebooks, PDAs, digital cameras, MP3 players and other handheld networking appliances in the home and business enterprise environments. And our media processing solutions include silicon tuners, demodulators and a variety of broadcast audio and video decoder and encoder devices that enable the capture, display, storage, playback and transfer of audio and video content in consumer-oriented products such as PCs, set-top boxes, gaming consoles, personal video recorders and digital versatile disk (DVD) applications. We operate in one reportable business segment.

We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 35% of net revenues in the first nine months of fiscal 2004. No customer accounted for 10% of our net revenues in the first nine months of fiscal 2004. Our top 20 customers accounted for approximately 58% of net revenues for the first nine months of fiscal 2004. Revenues derived from customers located in the Americas, Europe and the Asia-Pacific region were 11%, 8% and 81%, respectively, of our net revenues for the first nine months of fiscal 2004. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Recent Developments

On February 27, 2004, we completed our merger with GlobespanVirata, Inc., or GlobespanVirata, a provider of broadband communications solutions for consumer, enterprise and service provider markets, hereinafter referred to as the Merger. In May 2004, GlobespanVirata was renamed Conexant, Inc. See Note 2 of Notes to Consolidated Condensed Financial Statements for further information. The results of operations of Conexant, Inc. have been included in our consolidated results commencing February 28, 2004, and are therefore included for the full quarter ended June 30, 2004 and only four months of the nine months ended June 30, 2004.

If the Merger had been completed on January 1, 2004, the net revenues for the combined companies for the full quarter ended March 31, 2004 would have been $293.3 million, or $49.5 million higher than the reported net revenues of $243.8 million. Our actual revenues for the quarter ended June 30, 2004 were $267.6 million, or a decrease of approximately 9% from the pro forma prior quarter amount. This sequential decrease in revenues was predominately attributable to a sequential decline in our wireless LAN product line revenues as a result of reduced demand due to low-priced solutions emerging in the Taiwanese market, which has caused pricing pressure and increased channel inventories at our customers. We expect that net revenues for the quarter ending September 30, 2004 will decline sequentially from the $267.6 million net revenues in the quarter ended June 30, 2004 as a result of channel inventory levels at our direct customers, distributors and resellers.

The use of net revenues for the combined companies as if the Merger had closed at the beginning of the quarter ended March 31, 2004 is a non-GAAP financial measure, is used by management to provide useful information in establishing a meaningful comparison of sequential revenue levels which is not necessarily reflected in the results of operations as presented below. It is not intended to be an alternative to GAAP measures.

At the time of the Merger, we announced certain workforce reductions and facilities consolidation actions in order to achieve operational efficiencies. Certain of these actions have been taken, and others have yet to be executed. The cost savings of these actions has not yet been fully reflected in our operating results for the periods discussed below. We continuously evaluate our business in light of current market and competitive conditions to ensure that our operating expenses are in line with our expected revenue forecasts. As a result, future periods may require further actions to reduce operating expenses. We do not believe that the actions taken to date, or possible future actions, have or will inhibit our ability to invest in appropriate levels of research and development growth areas and be competitive in the marketplace.

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

	Three months ended			Change from	Change from
	June 30,	March 31,	June 30,	March 2004	June 2003
(in millions)	2004	2004	2003	Quarter	Quarter
Net revenues	$267.6	$243.8	$151.0	10%	77%

	Nine months ended June 30,

	2004	2003	Change

Net revenues	$688.7	$435.3	58%

Net revenues for the three months ended June 30, 2004, increased $116.6 million or 77% over the comparable period in 2003. The increase is attributable to increased volumes of DSL and wireless LAN products associated with the Merger, as well as increases in sales of satellite set-top box solutions, convergence video products using MPEG codec technology and higher speed document imaging products and soft modem product revenues from the PCTEL business acquired in the third quarter of fiscal 2003.

Net revenues for the nine months ended June 30, 2004 increased $253.4 million or 58% over the comparable period in 2003. This increase is associated with increased unit shipments of our DSL and wireless LAN products associated with the Merger, as well as the increase in sales of satellite set-top box solutions, convergence video products using MPEG codec technology, higher speed document imaging products and embedded modem solutions and soft modem product revenues from the PCTEL business acquired in the third quarter of fiscal 2003.

Net revenues for the three months ended June 30, 2004 increased $23.8 million or 10% sequentially from the previous quarter. The increase was driven by increased volume shipments of DSL and wireless LAN products associated with the Merger.

Gross Margin

	Three months ended			Change from	Change from
	June 30,	March 31,	June 30,	March 2004	June 2003
(in millions)	2004	2004	2003	Quarter	Quarter
Gross margin	$112.5	$101.7	$65.0	11%	73%
Percent of net revenues	42%	42%	43%

	Nine months ended June 30,

	2004	2003	Change

Gross margin	$293.3	$189.7	55%
Percent of net revenues	43%	44%

Gross margin represents net revenues less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer production, assembly and test services. Our cost of goods sold consists predominantly of purchased finished wafers, assembly and test services, royalty and other intellectual property costs and labor and overhead associated with product procurement.

Our gross margin for the third quarter of fiscal 2004 was 42% compared with the similar period of fiscal 2003 gross margin of 43%. The gross margin percentage decrease is attributable to the effects of additional revenues of lower margin products and the decreased average selling prices experienced in the current competitive environment which were offset by cost reduction actions.

Our gross margin for the first nine months of fiscal 2004 was 43% compared with the similar period of fiscal 2003 gross margin of 44%. Gross margin would have been 41% in the 2003 period excluding the sales of inventory previously written down to zero cost. The increase from year to year in adjusted gross margin percentage reflects the additional revenues from our higher margin universal access and convergence video products, as well as reductions in vendor inventory prices.

When compared with the immediately preceding quarter, our gross margins for the third quarter of fiscal 2004 stayed constant at 42% of net revenues.

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

Our gross margin for the first nine months of fiscal 2003 benefited from the sale of inventories with an original cost of $10.9 million, respectively, that we had written down to a zero cost basis during fiscal year 2001. Our gross margin for the three months ended June 30, 2003 did not benefit from these zero cost inventory sales. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. Had we not previously written down the cost basis of these goods, our cost of goods sold would include the original cost of such goods, and our gross margin for the first nine months of fiscal 2003 would have been $178.8 million (41% of our net revenues). As of June 30, 2003, all such inventories had been scrapped or sold.

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

Research and Development

	Three months ended			Change from	Change from
	June 30,	March 31,	June 30,	March 2004	June 2003
(in millions)	2004	2004	2003	Quarter	Quarter
Research and development	$74.3	$53.7	$38.8	38%	92%
Percent of net revenues	28%	22%	26%

	Nine months ended June 30,

	2004	2003	Change

Research and development	$167.2	$117.8	42%
Percent of net revenues	24%	27%

Our research and development (R&D) expenses consist principally of direct personnel costs to develop new communications and semiconductor products, photomask and other costs for pre-production evaluation and testing of new devices and design and test tool costs. Our R&D expenses also include the costs for design automation and advanced package development, and non-cash stock compensation charges related to the amortization of the unvested stock options exchanged in the Merger.

The $35.5 million increase in R&D expenses for the third quarter of fiscal 2004 compared to the similar period of fiscal 2003 primarily reflects additional development costs associated with DSL and wireless LAN products as a result of the Merger, an increase of $2.2 million in stock compensation charges as a result of the Merger, and to a much lesser extent, increased R&D project costs associated with increases in labor, purchased R&D and electronic design automation tools.

The $49.4 million increase in R&D expenses for the nine months ended June 30, 2004 compared to the similar period of fiscal 2003 primarily reflects additional headcount to support the development of DSL and wireless LAN products as a result of the Merger, an increase of $2.7 million in stock compensation charges as a result of the

Merger, and to a much lesser extent, increased R&D project costs associated with labor, purchased R&D, electronic design automation tools and recruiting.

When compared to the immediately preceding quarter, R&D increased $20.6 million to $74.3 million from $53.7 million. This increase reflects additional development costs associated with DSL and wireless LAN products as a result of the Merger, and an increase of $1.4 million in stock compensation charges as a result of the Merger. In addition, R&D project costs also increased as labor, photomask and electronic design automation tool costs were slightly higher.

Selling, General and Administrative

	Three months ended			Change from	Change from
	June 30,	March 31,	June 30,	March 2004	June 2003
(in millions)	2004	2004	2003	Quarter	Quarter
Selling, general and administrative	$36.4	$30.6	$22.9	19%	59%
Percent of net revenues	14%	13%	15%

	Nine months ended June 30,

	2004	2003	Change

Selling, general and administrative	$89.8	$69.5	29%
Percent of net revenues	13%	16%

Our selling, general and administrative (SG&A) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, real estate, information systems, customer service, sales, marketing, field application engineering and other services and non-cash stock compensation charges related to the amortization of the unvested stock options exchanged in the Merger.

The $13.5 million and $20.3 million increases in SG&A expense for the three and nine months ended June 30, 2004, respectively, compared to the same periods of fiscal 2003 are attributable to additional SG&A costs as a result of the Merger, a $0.7 million increase in stock compensation charges in the three months ended June 30, 2004 and reductions in bad debt charges in the nine months ended June 30, 2003 associated with improving collections experience at that time.

When compared to the immediately preceding quarter, SG&A expense increased $5.8 million to $36.4 million from $30.6 million. This increase reflects additional SG&A costs as a result of the Merger and a $0.5 million increase in stock compensation charges.

Amortization of Intangible Assets

	Three months ended June 30,			Nine months ended June 30,
(in millions)	2004	Change	2003	2004	Change	2003
Amortization of intangible assets	$8.0	nm	$0.9	$12.6	nm	$2.5
Percent of net revenues	nm		nm	nm		nm

nm = not meaningful

Amortization expense is recorded for intangible assets other than goodwill pursuant to SFAS Nos. 141 and 142. SFAS No. 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Goodwill must be tested at least annually for impairment and written down when impaired.

The increased amortization expense in the three and nine months ended June 30, 2004 compared to the three and nine months ended June 30, 2003 is primarily attributable to additional intangibles acquired in an acquisition in the latter half of fiscal 2003 and the Merger completed on February 27, 2004. See Note 2 of Notes to Consolidated

Condensed Financial Statements for further information. We expect that amortization of intangible assets will be approximately $8.2 million for the remainder of fiscal 2004.

In-Process Research and Development

	Three months ended June 30,			Nine months ended June 30,
(in millions)	2004	Change	2003	2004	Change	2003
In-process research and development	$—	nm	$—	$160.8	nm	$—
Percent of net revenues	nm		nm	nm		nm

nm= not meaningful

The in-process research and development (IPR&D) charge of $160.8 million in the nine months ended June 30, 2004 is related to the Merger completed on February 27, 2004. See Note 2 of Notes to Consolidated Condensed Financial Statements for a discussion of the IPR&D charge.

Special Charges

Special charges consist of the following:

	Three months ended June 30,			Nine months ended June 30,
(in millions)	2004	Change	2003	2004	Change	2003
Restructuring charges	$3.6	nm	$—	$4.1	nm	$1.9
Asset impairment charges	2.5	nm	5.6	4.5	nm	8.1
Integration charges	1.6	nm	—	4.2	nm	—
Other special charges	0.6	nm	0.9	1.6	nm	3.6

	$8.3		$6.5	$14.4		$13.6

nm= not meaningful

See Note 7 of Notes to Consolidated Condensed Financial Statements for a discussion of asset impairment charges, restructuring charges, integration charges and other special charges.

Other (Income) Expense, Net

	Three months ended June 30,			Nine months ended June 30,
(in millions)	2004	Change	2003	2004	Change	2003
Other (income) expense, net	$56.3	nm	$(0.5)	$21.3	nm	$40.8
Percent of net revenues	nm		nm	nm		nm

nm= not meaningful

Other expense, net for the first nine months of fiscal 2004 was comprised of a $38.4 million decrease in the fair value of the Mindspeed warrant, a $6.3 million decrease in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated note prior to its conversion into Skyworks common stock in May 2004, $22.3 million of interest expense primarily from our convertible subordinated notes, and impairments of non-marketable investments of $0.6 million, offset by $12.8 million of income in our equity method investments (including a $11.4 million gain in accordance with Staff Accounting Bulletin No. 51 for the realization of an additional investment made by another party in Jazz Semiconductor), $27.0 million in gains of sales of certain of our investments and assets, and $6.7 million of investment and interest income on invested cash balances. The $11.4 million gain in our investment in Jazz Semiconductor is the result of our ownership in Jazz decreasing from 45% to approximately 38% when the additional favorable investment was realized. Due to variations in the fair value of the common stock underlying the Mindspeed warrant, we expect that other (income) expense may fluctuate significantly in future periods until this derivative instrument is liquidated.

Other expense, net for the first nine months of the previous year was comprised of $13.1 million of investment and interest income on invested cash balances, a gain on the sale of an investment of $5.2 million, more than offset by a

$1.8 million decrease in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes, $3.2 million of losses in our equity method investments, $21.4 million of interest expense primarily from our convertible subordinated notes, and impairments of non-marketable investments of $34.4 million.

As a result of the acquisition of $130.0 million of the 5.25% convertible subordinated notes in the Merger, interest expense in the three and nine months ended June 30, 2004 was higher than in the three and nine months ended June 30, 2003. Additionally, as a result of the acquisition of approximately $195.6 million in cash, short-term and long-term investments in the Merger, investment and interest income in the three and nine months ended June 30, 2004 was higher than in the three and nine months ended June 30, 2003.

The carrying values of non-marketable investments are at cost, or their estimated fair values, if lower. These investments consist of equity interests in early stage technology companies for which we have accounted under the cost method. We estimate the fair value of these investments based upon available financial and other information, including the then-current and projected business prospects for the subject companies, and when we determine that the decline in the fair value of these investments is other than temporary, they are written down to fair value.

Provision for Income Taxes

We recorded income tax expense of $1.4 million and $1.2 million for the nine months ended June 30, 2004 and 2003, respectively, primarily reflecting taxes imposed on our foreign subsidiaries. No federal income tax expense was recorded with respect to the results for both periods as they will be offset by net operating loss carryovers that have not been previously recognized. Except to the extent of the federal alternative minimum tax, we expect this will continue for the foreseeable future. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized.

As of September 30, 2003, Conexant had generated $668.0 million of deferred tax assets and as of December 31, 2003 Conexant, Inc. had $338.0 million of fully reserved deferred tax assets, both of which are available to offset future tax obligations subject to limitations imposed by section 382 of the Internal Revenue Code. We had a valuation allowance of approximately $413.0 million for the generated deferred tax assets that we do not expect to realize through the reduction of future income tax payments. We believe the remaining portion of our deferred tax assets will be realized based on our current expectations of future earnings and tax planning strategies available to us. We evaluate the realizability of our deferred tax assets quarterly and in the event that we determine that we will not be able to realize all or part of our generated deferred tax assets in the future, an adjustment to the deferred tax assets would be charged or credited to income in the period such determination is made. To the extent that we realize a benefit from the acquired deferred tax assets, the benefit will be credited to goodwill.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $2.4 million during the first nine months of fiscal 2004. Cash provided by operating activities was $1.7 million for the first nine months of fiscal 2004, compared to cash used in operating activities of $19.0 million for the comparable period in fiscal 2003. Operating cash flows for the first nine months of fiscal 2004 reflect our loss from continuing operations of $174.2 million, offset by non-cash charges of $208.1 million and a net increase in the components of working capital of $32.3 million. Non-cash charges consist primarily of IPR&D of $160.8 million, depreciation and amortization of $23.9 million, a net decrease in fair value of the Mindspeed warrant and the Skyworks convertible notes of $44.7 million, offset by gains on sales of assets and investments of $27.0 million, and a net increase in equity in earnings of equity method investees of $12.8 million. The working capital increase principally consists of a $42.2 million increase in accounts receivable, an $18.6 million increase in inventories, and a $10.6 million increase in other assets/liabilities, primarily increased prepaid expenses, offset by a $39.1 million increase in accounts payable and accrued expenses, all attributable to the timing of sales and purchases at quarter end.

Cash used in investing activities of $23.4 million for the first nine months of fiscal 2004 includes net cash and cash equivalents acquired in acquisitions of $24.8 million, capital expenditures of $13.9 million, net purchases of marketable securities of $29.4 million, payment of deferred purchase consideration of $4.0 million, payment of acquisition costs of $29.8 million, and investments of $2.6 million. Cash provided by investing activities of $184.9 million in the first nine months of fiscal 2003 principally consisted of the repayment of the Skyworks note (net of the credit facility of $35.0 million), $15.4 million in proceeds from the sale of assets and investments, $59.4 million of net sales of marketable securities, partially offset by capital expenditures of $13.6 million and an acquisition of a business of $6.8 million.

Cash provided by financing activities of $24.1 million for the first nine months of fiscal 2004 consisted of proceeds from the exercise of stock options, and cash used by financing activities in the first nine months of fiscal 2003 consisted of $56.4 million in repurchases of convertible subordinated notes offset by $7.3 million from the exercise of stock options.

As of June 30, 2004, our principal sources of liquidity are our existing cash reserves and marketable securities (of which there is a short-term and a long-term portion), the current portion of the Mindspeed warrant and cash generated from product sales. Our working capital at June 30, 2004 was $386.8 million compared to $233.0 million at September 30, 2003. In addition, at June 30, 2004, we held $188.0 million in long-term marketable securities which we could liquidate to fund operations and/or future acquisitions.

Total cash, cash equivalents and marketable securities are as follows:

	June 30,	September 30,
(in millions)	2004	2003
Cash and cash equivalents	$78.5	$76.2
Skyworks 15% convertible senior subordinated notes	—	55.6
Equity securities- Skyworks Solutions, Inc. (6.2 million shares at June 30, 2004, 0.5 million shares at September 30, 2003)	50.8	4.6
Equity securities- SiRF Technologies, Inc. (5.9 million shares at June 30, 2004)	74.6	—
Other short-term marketable securities (primarily U.S. government agencies and corporate debt securities)	33.0	39.1
Long-term marketable securities (primarily U.S. government agencies and corporate debt securities)	188.0	—

	$424.9	$175.5

The current portion of the Mindspeed warrant at June 30, 2004 is $11.7 million, and the long-term portion is $69.2 million. The valuation of this derivative instrument is subjective, and at any point in time and could ultimately result in the realization of amounts significantly different than the carrying value.

In connection with the Mindspeed Spin in June 2003, we entered into a senior secured revolving credit facility with Mindspeed, pursuant to which Mindspeed may borrow up to $50.0 million from us for working capital and general corporate purposes. Mindspeed may borrow under the credit facility only to restore its cash balance to $25.0 million. The credit facility is available through June 29, 2007 and as of June 30, 2004, no amounts were outstanding.

We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, remaining accrued restructuring and reorganization liabilities balance of $20.8 million, contingent consideration commitments on past acquisitions, and other capital requirements, including our commitment under the credit facility with Mindspeed, for at least the next twelve months. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

The following summarizes our contractual obligations at June 30, 2004:

	Payments due by period
		Less than 1			More than 5
(in millions)	Total	Year	1-3 years	3-5 years	years
Convertible subordinated notes	$711.8	$—	$711.8	$—	$—
Operating leases	138.5	24.7	35.6	23.1	55.1
Assigned leases	26.7	3.2	15.9	2.5	5.1
Contingent consideration on acquisitions	4.0	—	4.0	—	—
Capital commitments	6.2	6.2	—	—	—
Purchase commitments	35.0	35.0	—	—	—

	$922.2	$69.1	$767.3	$25.6	$60.2

Off-Balance Sheet Arrangements

Our off-balance arrangements consist of conventional operating leases, the Mindspeed senior secured revolving credit facility, capital commitments and purchase commitments as described in Notes 5 and 10 of Notes to Consolidated Condensed Financial Statements. We also have contingent liabilities for other items assigned to Mindspeed and Skyworks at the time of their separation from Conexant. See Note 5 of Notes to Consolidated Condensed Financial Statements. We do not have any special purpose entities or variable interest entities as of June 30, 2004.

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

Deferred income taxes

We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly. We record a valuation allowance to reduce our deferred tax assets to the net amount that is more likely than not to be realized. Our assessment of the need for a valuation allowance is based upon our expectations of future taxable income and the ongoing prudent and feasible tax planning strategies available to us. In the event that we determine that we will not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination is made. Likewise, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination is made. To the extent that we realize a benefit from acquired deferred tax assets, the benefit will be credited to goodwill.

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

Valuation of Derivative Instruments

We had two primary types of derivatives – our warrant to purchase shares of common stock of Mindspeed and the conversion right of the Skyworks 15% convertible senior subordinated notes. Until its conversion to common stock in May 2004, we determined the fair value of the conversion right of the Skyworks notes using the actual trading price of the underlying shares of Skyworks common stock. We determine the fair value of the current portion of the Mindspeed warrant using current pricing data. The fair value of the long-term portion of the Mindspeed warrant is determined using a standard Black-Scholes pricing model with assumptions consistent with current market conditions and our current intent to liquidate the warrant over a specified time period. The Black-Scholes pricing model requires the input of highly subjective assumptions including expected stock price volatility. Changes in these assumptions, or in the underlying valuation model, could cause the fair value of the Mindspeed warrant to vary significantly from period to period.

Restructuring Charges

We recorded $3.6 million and $4.1 million of restructuring charges in the three and nine months ended June 30, 2004. We recorded $5.2 million, $16.1 million and $16.9 million of restructuring charges in fiscal years 2003, 2002 and 2001, respectively. These charges relate primarily to reductions in our workforce and related impact on the use of facilities. The estimated charges contain estimates and assumptions made by management about matters which are uncertain at the time, for example the timing and amount of sublease income that will be achieved on vacated property and the operating costs to be paid until lease termination. While we have used our best estimates based on facts and circumstances available at the time, different estimates reasonably could have been used in the relevant periods, and the actual results may be different, and those differences could have a material impact on the presentation of our financial condition or results of operations. Our policies require us to review the estimates and assumptions periodically and reflect the effects of those revisions in the period that they are determined to be necessary. In addition, as a result of the Merger in February 2004, we acquired $11.3 million (as adjusted) of additional restructuring liabilities which were recorded through the purchase price allocation. Such amounts also contain estimates and assumptions made by management, and will be reviewed periodically and adjusted accordingly.

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

Each of Conexant, GlobespanVirata and the combined company has recently incurred substantial losses.

Our net revenues for the three and nine months ended June 30, 2004 were $267.6 million and $688.7 million, respectively. Our loss from continuing operations for the three and nine months ended June 30, 2004 was $71.4 million and $174.2 million, respectively.

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

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry, and in our business in particular. Periods of industry downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These factors have caused substantial fluctuations in our revenues and results of operations and those of Conexant and GlobespanVirata. Conexant and GlobespanVirata experienced these cyclical fluctuations in their businesses in the past and we have experienced, and may in the future experience, cyclical fluctuations.

Demand for our products in each of the communications electronics end-markets which we address is subject to a unique set of factors, and a downturn in demand affecting one market may be more pronounced, or last longer, than a downturn affecting another of our markets.

We are subject to intense competition.

The communications semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete worldwide with a number of United States and international semiconductor providers that are both larger and smaller than us in terms of resources and market share. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted in and is expected to continue to result in declining average selling prices for our products. We also anticipate that additional competitors will enter our markets as a result of expected growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in certain markets of the industry. Moreover, as with many companies in the semiconductor industry, customers for certain of our products offer other products that compete with similar products offered by us. Many of our competitors have certain advantages over us, such as significantly greater sales and marketing, manufacturing, distribution, technical and other resources.

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

Our operating results will depend largely on our ability to continue to introduce new and enhanced semiconductor products on a timely basis. Successful product development and introduction depends on numerous factors, including, among others:

•	our ability to anticipate customer and market requirements and changes in technology and industry standards;

•	our ability to accurately define new products;

•	our ability to timely complete development of new products and bring our products to market on a timely basis;

•	our ability to differentiate our products from offerings of our competitors;

•	overall market acceptance of our products; and

•	our ability to invest in significant amounts of research and development.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 40% of Conexant’s net revenues for fiscal 2003, whereas GlobespanVirata’s sales were primarily to OEM customers. For the three and nine months ended June 30, 2004, approximately 30% and 35%, respectively, of our sales were to distributors and other resellers. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

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

The merger of Conexant and GlobespanVirata involves the integration of two companies that previously operated independently. The difficulties of combining the operations of the companies include:

•	the challenge of effecting integration while carrying on an ongoing business;

•	the necessity of coordinating geographically separate organizations;

•	retaining and integrating personnel with diverse business backgrounds;

•	the challenge of realizing expected operating efficiencies of combining two companies;

•	retaining existing customers and strategic partners of each company; and

•	implementing and maintaining consistent standards, controls, procedures, policies and information systems.

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

We hold as marketable securities available for sale a significant amount of equity securities in publicly traded companies. For most of our equity security holdings, there are risks associated with the overall state of the stock market, having available buyers for the shares we sell, and ultimately being able to liquidate the securities at a favorable price. We cannot assure you that the carrying value of these assets will ultimately be realized.

In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

We are subject to the risks of doing business internationally.

For the three and nine months ended June 30, 2004, approximately 92% and 91%, respectively, of our net revenues were from customers located outside of the United States, primarily in the Asia-Pacific region and Europe. Approximately 90% of Conexant’s net revenues for fiscal 2003 and approximately 92% of GlobespanVirata’s net revenues for fiscal 2003 were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers and suppliers located outside the United States, including the Skyworks assembly and test facility in Mexico and assembly and test service providers and foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

Conexant’s former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. In connection with Conexant’s spin-off from Rockwell International Corporation (now Rockwell Automation, Inc.) in December 1998, Conexant assumed all liabilities in respect of environmental matters related to the former operations of its business. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by Conexant. In addition, we are engaged in remediations of groundwater contamination at Conexant’s former Newport Beach, California wafer fabrication facility. We currently estimate the remaining costs for these remediations to be approximately $3.0 million and have accrued for these costs as of June 30, 2004.

In the United States, environmental regulations often require parties to fund remedial action regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. While we have not experienced any material adverse effects on our operations as a result of such regulations, we cannot assure you that the costs that might be required to complete remedial actions, if any, will not have a material adverse effect on our business, financial condition and results of operations.

We may be limited in the future in the amount of net operating losses that we can use to offset taxable income.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, marketable debt securities, the Mindspeed warrant, equity securities and our long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and we limit the amount of our credit exposure to any one issuer.

Our cash and cash equivalents, and short-term marketable securities are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2004, the carrying value of our cash and cash equivalents and short-term marketable securities approximates fair value. Our long-term marketable securities (consisting of commercial paper, corporate bonds and government securities) principally have remaining terms of 1 to 3 years. Such securities are subject to interest rate risk. At June 30, 2004, a 10% adverse change in interest rates would result in an $18.8 million decrease in the value of our long-term marketable securities.

Marketable equity securities are subject to equity price risk. For most of our equity security holdings, there are risks associated with the overall state of the stock market, having available buyers for shares we sell, and ultimately being able to liquidate the securities at a favorable price. As of June 30, 2004, a 10% adverse change in equity prices would result in a $12.8 million decrease in the value of our marketable equity securities.

We classify all of our marketable debt and equity securities as available-for-sale securities. As of June 30, 2004, the carrying value of these securities included net unrealized gain of $69.5 million.

We hold a warrant to purchase 30 million shares of common stock of Mindspeed. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of June 30, 2004, a 10% decrease in the market price of Mindspeed’s common stock would decrease the fair value of this warrant by approximately $10.8 million. At June 30, 2004, the market price of Mindspeed’s common stock was $4.46 per share. For the quarter ended June 30, 2004, the market price of Mindspeed’s common stock ranged from a low of $4.45 per share to a high of $7.63 per share.

Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our financial instruments as of June 30, 2004:

(in millions)	Carrying Value	Fair Value
Cash and cash equivalents	$78.5	$78.5
Marketable debt securities	31.6	31.6
Marketable government securities	186.8	186.8
Marketable equity securities	128.0	128.0
Mindspeed warrant	80.9	80.9
Long-term debt	711.8	686.3

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, we seek to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At June 30, 2004, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at June 30, 2004, a 10% change in the currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In connection with the acquisition on June 29, 2004 of all of the outstanding capital stock of Amphion Semiconductor Limited by the Company, the Company delivered 600,000 shares of common stock to former Amphion shareholders. The issuance of the shares was pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The holders of such shares have been granted certain registration rights. The shares are currently held in escrow and are subject to reduction for any indemnity claims that may be made by the Company in connection with the acquisition. The Company received no cash from the issuance of these securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

Current Report on Form 8-K dated April 26, 2004, furnishing the Company’s press release dated April 26, 2004, announcing its financial results for the second quarter ended March 31, 2004. (Item 12)

Amended Current Report on Form 8-K/A dated May 26, 2004, amending the Company’s Current Report on Form 8-K dated March 12, 2004 to update the pro forma financial statements relating to the GlobespanVirata merger. (Item 7)

Current Report on Form 8-K dated July 9, 2004, furnishing the Company’s press release dated July 6, 2004, announcing its revised outlook for its third fiscal quarter of 2004. (Item 12)

Current Report on Form 8-K dated July 29, 2004, furnishing the Company’s press release dated July 29, 2004, announcing its financial results for the third quarter ended June 30, 2004. (Item 12)

Current Report on Form 8-K dated August 12, 2004, furnishing the Company’s press release dated August 12, 2004, announcing its appointment of a new chief financial officer. (Items 5 and 7)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC.
(Registrant)

Date: August 16, 2004	By	/s/ J. Scott Blouin

J. Scott Blouin
Senior Vice President and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.