Form 10-K
period 2004-09-30
CONEXANT SYSTEMS INC
filed 2004-12-09
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004*

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

     The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based on the closing price as reported on the Nasdaq National Market on April 2, 2004) was approximately $2.86 billion. Shares of voting stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of November 26, 2004 was 469,544,176.

Documents Incorporated by Reference

     Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareowners to be held on February 23, 2005, are incorporated by reference into Part III of this Form 10-K.

*	For presentation purposes of this Form 10-K, references made to the September 30, 2004 period relate to the actual fiscal year ended October 1, 2004.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains statements relating to future results of Conexant Systems, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: the impact of excess channel inventory on our near-term revenue expectations; the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products; demand for and market acceptance of new and existing products; successful development of new products; the timing of new product introductions; the availability of manufacturing capacity; pricing pressures and other competitive factors; changes in product mix; product obsolescence; our ability to develop and implement new technologies and to obtain protection of the related intellectual property; the uncertainties of litigation; the risk that the businesses of Conexant and GlobespanVirata will not be successfully integrated; the successful implementation of our expense reduction and restructuring initiatives, as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General

Conexant Systems, Inc. (we, Conexant or the Company) designs, develops and sells semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for use in broadband communications applications that enable high-speed transmission, processing and distribution of audio, video, voice and data to and throughout homes and business enterprises worldwide. The Company’s access solutions connect people through personal communications access products such as personal computers (PCs), set-top boxes and game consoles to audio, video, voice and data services over wireless and wire line broadband connections as well as over dial-up Internet connections. The Company’s central office solutions are used by service providers to deliver high-speed audio, video, voice and data services over copper telephone lines to homes and businesses around the globe. In addition, the Company’s media processing products enable the capture, display, storage, playback and transfer of audio and video content in applications throughout home and small office environments. The Company operates in one reportable segment.

On February 27, 2004, we completed our merger with GlobespanVirata, Inc. (GlobespanVirata) with GlobespanVirata becoming a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was accounted for under the purchase method of accounting with the Company as the acquiror. In exchange for 100% of the outstanding shares of common stock of GlobespanVirata (approximately 150.7 million shares), we issued 1.198 shares of Conexant common stock for each share of GlobespanVirata common stock outstanding (or approximately 180.6 million shares of Conexant common stock) and each outstanding option and warrant to purchase GlobespanVirata common stock was adjusted and converted into an option or warrant to purchase Conexant common stock based on the 1.198 merger ratio (or approximately 43.6 million options and warrants to purchase shares of Conexant common stock). In May 2004, the GlobespanVirata, Inc. subsidiary was renamed Conexant, Inc., and hereinafter will be referred to as Conexant, Inc., and the overall business combination is hereinafter referred to as the Merger.

On June 27, 2003, we completed the distribution to our shareholders of all outstanding shares of our wholly owned subsidiary Mindspeed Technologies, Inc. (Mindspeed), to which we contributed our Internet infrastructure business, including the stock of certain subsidiaries, and certain other assets and liabilities, including $100.0 million in cash (hereinafter, the Mindspeed Spin). In the Mindspeed Spin, Conexant shareholders received one share of Mindspeed common stock for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares. Mindspeed issued us a warrant to purchase 30 million shares of Mindspeed common stock, representing approximately 20 percent of Mindspeed’s outstanding common stock on a fully diluted basis. The warrant is exercisable until June 27, 2013 at an exercise price of $3.408 per share. The fair value of the warrant is recorded as an asset on our consolidated balance sheet. Additionally, we entered into a senior secured revolving credit facility pursuant to which Mindspeed may borrow up to $50.0 million, subject to certain restrictions, for working capital and general corporate purposes. In December 2004, the Mindspeed credit facility was terminated (see Note 18 of Notes to Consolidated Financial Statements).

On June 25, 2002, we completed the distribution to our shareholders of outstanding shares of our wholly owned subsidiary Washington Sub, Inc. (Washington), to which we contributed our wireless communications business, other than certain assets and liabilities which we retained. Immediately thereafter, Washington merged with and into Alpha Industries, Inc. (Alpha), with Alpha the surviving corporation. As a result of these transactions, Conexant shareholders received 0.351 of a share of Alpha common stock for each Conexant share held and the Conexant shareholders continued to hold their Conexant shares. Upon completion of these events, Alpha and its subsidiaries purchased our semiconductor assembly and test facility located in Mexicali, Mexico and our package design team that supports the Mexicali facility (together, the Mexicali Operations) for $150.0 million. Effective June 26, 2002, Alpha changed its name to Skyworks Solutions, Inc. (Skyworks). All these transactions, on a combined basis, are hereinafter referred to as the Skyworks Spin.

In March 2002, we and The Carlyle Group formed a new specialty foundry company named Jazz Semiconductor, Inc. (Jazz). We contributed our Newport Beach, California wafer fabrication operations and related assets and liabilities and certain intellectual property to Jazz in exchange for $19.3 million in cash and a 45% equity interest in Jazz, having an estimated fair value of $42.5 million. In fiscal 2003, another party made an additional investment in Jazz thereby reducing our equity interest to 38%.

Except where otherwise noted, the financial information contained herein represents our continuing operations, excluding the discontinued wireless communications business, Mexicali Operations and the Mindspeed business, and including the results of operations of GlobespanVirata since February 28, 2004, following the completion of our Merger.

Our net revenues in fiscal 2004 and 2003 were $901.9 million and $600.0 million, respectively. We incurred net losses of $544.6 million in fiscal 2004 and $705.3 million in fiscal 2003. Income from continuing operations for fiscal 2003 was $23.6 million. The loss from discontinued operations in fiscal 2003 was $728.9 million. We recorded special charges of $32.8 million and $18.4 million in fiscal 2004 and 2003, respectively. Additionally, during fiscal 2004 we recorded in-process research and development expenses of $160.8 million related to the Merger and a $255.7 million charge for the impairment of deferred tax assets.

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

Operate as a Fabless Semiconductor Company

We operate as a fabless semiconductor company and outsource all of our manufacturing needs. This allows us to focus our resources on the design, development and marketing of our products while minimizing operating infrastructure and capital requirements. As a result, we maintain maximum flexibility in operations so that we can more rapidly adapt to changes in our customers’ needs and our target markets. We enter into strategic agreements with third parties to gain access to wafer fabrication capacity, including advanced process technologies, and assembly and test services we require.

Our Business

We design, develop and sell semiconductor system solutions for use in products driving broadband digital home information and entertainment applications. Our expertise in mixed-signal processing allows us to deliver semiconductor devices and integrated systems that connect the client, or end-customer, side of personal communications access products such as PCs, set-top boxes, residential gateways and game consoles to audio, video, voice and data services over broadband wireline communications networks, including asynchronous digital subscriber line (ADSL), cable and Ethernet, over wireless local area networks and over direct broadcast satellite, terrestrial and fixed wireless systems. Our universal access products include a broad portfolio of modem chipsets and software for desktop and notebook PC applications as well as embedded equipment applications including fax machines, multifunction peripherals (MFPs), point-of-sale (POS) terminals, set-top boxes, gaming consoles and Internet terminals. Our media processing solutions include a variety of broadcast audio and video decoder and encoder devices that enable the capture, display, storage, playback and transfer of audio and video in digital home and small office environment products such as PCs, set-top boxes, gaming consoles, personal video recorders and digital versatile disk (DVD) applications. We operate in one reportable segment.

The Merger significantly enhanced our product portfolios in digital subscriber line (DSL) and wireless products. In the DSL area, we acquired both central office (CO) and customer premises equipment (CPE) products as well as communication and network processor products. In the wireless area, we acquired the PRISM® family of chipsets with the longest history of wireless local area networking development and deployment in the industry.

Broadband/DSL Access Products

Our broadband/DSL access product portfolio is comprised of semiconductor solutions that connect personal communications access devices to broadband networks. Our portfolio of ADSL and cable modem semiconductor system solutions permits high speed transmission of data, voice, audio and video over existing standard copper wire telephone lines and cable operators’ coaxial cable facilities. The Company’s DSL products include broadband system-level solutions for modems, routers, residential gateways, and DSL access multiplexers (DSLAM). Additionally, our portfolio includes networking processor semiconductor solutions that enable the networking of several computing or communications devices to share broadband access as well as media content.

Our DSL product portfolio is comprised of a family of System-On-Chip integrated circuits for use in home and business DSL products that incorporate a combination of multiple system functions. We offer CO and CPE solutions. Solutions can optionally include a DSL asymmetric or symmetric modem, an application specific network processor, and Ethernet, Peripheral Component Interconnect (PCI) or Universal Serial Bus (USB) data interface. Our DSL product offerings include various combinations of digital signal processors, network or communication processors, integrated software on silicon, and analog front-end chips, line drivers and reference design guides to help our customers deploy DSL modems, routers, residential gateways, and DSLAMs located in telephone service providers’ central offices.

We offer both asymmetric and symmetric DSL CPE chipsets used in the equipment that resides in the end user’s home or office. Our Titanium USB and Titanium PCI chipsets provide ADSL network access through a personal computer USB connection and PCI interface, respectively. Our highly integrated ADSL CPE modem provides a cost-effective and highly interoperable solution for our customers around the world, many of whom were ODM customers who had benefited from our high levels of service and support when they marketed dial-up modem products in the past. ADSL network access with router and bridge capabilities through Ethernet and/or wireless connections are provided by our Titanium Plus E’Net and Argon chipsets. The convergence of DSL and wireless silicon in the home offers an opportunity for us to provide highly integrated solutions to our customers. Our asymmetric DSL CPE products support Annex A, B and C standards to meet all international DSL market needs.

In June 2004, we introduced our highly integrated Viking II Plus Ethernet modem ADSL chipset, which offers OEMs a complete full-rate, full bridging, and routing performance two-chip solution for ADSL Ethernet CPE applications. This cost effective solution is based on Conexant’s fully programmable multimode DSL digital signal processor that supports all standard compliant versions of ADSL. This family is firmware upgradeable to both the ADSL2 and ADSL2plus standards.

Our Titanium ADSL chipsets provide cost-effective, high-speed local loop access for Internet and other applications where downstream transmission rates to end users are faster than upstream transmission rates from end users. This asymmetric transmission is provided over one pair of copper telephone wires with downstream data transmission rates of up to 26 Megabits per second (Mbps) or higher. ADSL also allows the telephone line to be used simultaneously for standard telephone voice service and data transmission. Titanium is a family of multi-port chipsets, ranging from 4 to 24 ports per digital signal processor chip and from 4 to 8 ports per analog front-end chip.

Our ADSL chipsets are designed to meet the American National Standards Institute (ANSI) standard specification T1.413, and International Telecommunications Union (ITU) standard G.992.1 for 8 Mbps configuration (known as G.dmt), including Annex A, B and C options to these standards. Our chipsets also meet ITU standard G.992.2 (known as G.Lite), exceeding the standard’s 1.5 Mbps specification with speeds up to 4 Mbps. Additionally, our chipsets offer enhanced data rates of up to 16 Mbps and faster, compliant with newer standards that are being established.

Our symmetric digital subscriber line (SDSL) chip sets, marketed as Orion, provide cost-effective network access where downstream transmission rates to end users are the same as upstream transmission rates from end users. Our SDSL chipsets are available in different DSL configurations, including IDSL, HDSL, HDSL2, HDSL4 and G.SHDSL. The most popular symmetric configuration is G.SHDSL, which delivers symmetric data rates from 192 Kilobits per second (Kbps) to 2.3 Mbps over one standard copper wire pair and up to 4.6 Mbps over two copper wire pairs at distances much greater than traditionally deployed SDSL solutions. Additionally, the extended reach of G.SHDSL allows service providers to increase their customer service area by 30%. Our Orion chipsets offer multi-port density, ranging from 2 to 8 ports per chip.

Our Titanium G24 solution supports both ADSL and G.SHDSL standards on a single platform. The Titanium G24 convergence platform is a high-density solution with 24 channels capable of supporting asymmetric data rates of 26 Mbps and higher as well as symmetric rates of up to 4.6 Mbps on a single chip.

Our DSL engineering support includes our advanced software-based development tools which allow ODMs, service providers and telecom companies to analyze, configure and troubleshoot their ADSL networks remotely, saving precious time and expense.

Our cable modem product portfolio includes our single-package cable modem solution containing an embedded microprocessor-based media access controller for North American Data Over Cable Service Interface Specification (DOCSIS), European DOCSIS and digital video broadcasting (DVB) applications. Our cable modem products are DOCSIS 1.0, DOCSIS 1.1, and DOCSIS 2.0 compliant. We also offer a single-chip silicon-based digital tuner, which supports both DOCSIS and DVB/Digital Audio Visual Council (DAVIC) standards for computer cable modems and set-top boxes. This device seamlessly interfaces with our digital cable transceiver solutions. Our cable modem technology is capable of delivering data, video, telephone and Internet access over existing coaxial cable networks at speeds up to 1,000 times faster than a standard voiceband analog modem. In addition, our solution supports the PCI, USB and Ethernet interfaces for connection with a PC and our customers have used this solution to successfully complete the rigorous North American CableLabs and European tComLabs certifications. These certifications give consumers and cable operators the assurance that systems comply with DOCSIS specifications and will be interoperable among multiple cable modem vendors.

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

We offer three families of communications and network processor products: Helium, Nitrogen and Columbia. Our Helium family of communications processors is a range of programmable single chip devices that are used primarily in CPE products to provide network communication functions and added value features for the end user. These chips are highly integrated solutions that include PCI, USB and Ethernet controllers as well as flexible expansion interfaces to enable customers to add capabilities such as home wireless networking. The Nitrogen family of communications products is optimized for IP/Ethernet applications only and are targeted for use in residential gateway and home networking products. We also offer a programmable network communications processor, Columbia, which combines both hardware and software implementations to yield high performance and flexible processing of communication protocols used in DSL network access systems. This product performs Asynchronous Transfer Mode (ATM) and Internet Protocol (IP) processing, traffic management and aggregation of multiple symmetric or asymmetric DSL access line into a single high-speed connection into the wide area network. We expect that this product will be primarily used in DSLAMs and equipment designed for use in digital loop carriers and multi-dwelling or business multi-tenant unit applications. Our network communications processor also has applications in voice gateway cards, multi-service wide area network switches and edge routers. The product’s flexible hardware and software implementation will also permit a seamless migration from today’s predominantly ATM networks to tomorrow’s converged IP networks.

Our ISOSTM software works in combination with the Helium and Nitrogen chips to manage data, routing, bridging, switching and protocol conversions needed to encapsulate and route information packets. Additional features of these products include system management, firewall security, embedded web server, auto-configuration of DSL services and Universal Plug-and-Play (UPNP). We also offer customers a full set of software development tools including compilers, linkers and other special-purpose tools to enable the customer to design additional applications.

Universal and Voice Access Products

Our universal and voice access products consist of Internet access solutions including 56 Kbps dial-up modem chipsets utilizing the V.90 and V.92 standards. We supply mixed-signal intensive, controllerless modem chipsets and software modem solutions that take advantage of the increasing power of PC central processors and use software to perform functions traditionally enabled by semiconductor components.

In addition, we have extended sales of our modem portfolio beyond PC-related products to other end-user products and we offer embedded modem solutions for a host of products including fax machines, MFPs, POS terminals, set-top boxes, personal digital assistants (PDAs), and Internet appliances including Internet-connected televisions, digital picture frames, gaming consoles and web phones.

Voice-over-Packet (VoP) solutions enable telecom carriers to move their voice services away from traditional circuit-switched networks to packet-based networks, thereby reducing operational costs and providing a lower cost alternative to traditional telephone services. Our VoP products consist of single and multiple voice channel coprocessors coupled with voice codec and home network processor technology to provide complete and scaleable ITU-standard application support for Voice-over-IP and Voice-over-DSL services. Additionally, our software offers solutions for a wide variety of voice and telephone applications.

During fiscal 2004, Conexant introduced the industry’s first dial-up modem chip with support for Intel’s High Definition Audio (HD Audio) bus architecture audio standard. This device was the first in a family of planned products that will make use of the HD Audio bus (formerly known by the Intel code name “Azalia”) to transmit data between an internal narrowband modem and notebook and desktop computers.

Wireless and Networking Components Products

Our Wireless and Networking Components (Wireless) product offerings include various combinations of radio frequency (RF) transceivers, analog base-band integrated circuits and digital base-band and Medium or Media Access Controller (MAC) chips and reference design guides. Many of our chipsets utilize common circuit blocks that leverage our overall product development resources and expedite our overall time to market. We offer a wide variety of Wireless networking chipsets and reference designs that are enabling a new generation of wireless connectivity in notebooks, PDAs, digital cameras, MP3 players and other handheld networking appliances.

Our Wireless products address the complimentary high-growth wireless networking market by offering one of the industry’s most complete lines of the Institute of Electrical and Electronics Engineers (IEEE) 802.11 wireless products for all worldwide applications and standards. All products also adhere to and are certified by the Wi-Fi Alliance as well as other specialty certifications such as Microsoft’s Windows Hardware Quality Labs (WHQL), Cisco Compatible Extensions (CCX) and Wi-Fi Protected Access (WPA). With the longest history of wireless development and deployment, Conexant’s PRISM® technology has been widely utilized by industry-leading companies to enable wireless connectivity in thousands of innovative wireless networking products since 1996.

Our PRISM® family of chipsets while sharing a similar base architecture have specialized forms to serve retail, embedded, low power-portable, and enterprise-grade end products. Such systems provide cost effective, wireless access to high data rate broadband communications networks including both enterprise systems and home systems served by broadband service providers. We have one of the most complete sets of products in the market that spans a wide range of technologies and platforms including reference designs, software and all integrated circuits (ICs) necessary for wireless data communications at data rates up to the standard 54 Mbps across the 2.4 and 5 GHz bands. We support the main IEEE 802.11 b, a, and g standards with full system solutions as well as multiband and multimode solutions culminating in a full a/b/g worldband radio solution thus covering every major standard in one compact design.

We have also developed physical layer (PHY) and analog front-end (AFE) products to support networking in the home. We offer a highly integrated, single-chip HomePlug semiconductor solution for Ethernet bridges, HomePlug wireless bridges and routers, and a variety of embedded applications such as media adaptors for PCs. HomePlug powerline technology uses the existing home electrical wiring to network devices such as PCs, providing Internet access and home connectivity through power outlets within the home. And because this solution was designed using our building block software platform approach, our HomePlug device can also be combined with Conexant’s home network processors, ADSL and cable modem solutions to allow designers to seamlessly incorporate HomePlug technology into a variety of multi-functional products.

Broadband Media Processing Products

Our broadband media processing product offerings include an extensive portfolio of components and system level solutions enabling digital cable, satellite and terrestrial set-top boxes as well as an extensive suite of components and system level solutions for a wide range of major video applications ranging from standard and high-definition video to interactive consumer entertainment services delivered through set-top boxes, PCs, digital video recorders (DVRs) and game consoles.

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

We built upon our customer relationships established through our leadership front-end products to win our first back-end product opportunities in fiscal 2004. We introduced and began shipments of our new single-chip solution incorporating demodulation, MPEG processing, audio and video outputs, graphic processing, back-channel communications capability and a control processor. Combined with one of our silicon tuner devices, this product offers a complete cost-effective set-top box solution for satellite, cable and terrestrial networks.

In fiscal 2004 we introduced our fifth-generation highly-integrated satellite set-top box silicon tuner and demodulator component products, offering our customers a tightly integrated path for their next generation products. We also introduced our new octal phase shift keying (8PSK) demodulator for satellite networks which employ an 8PSK advanced modulation scheme. We also began to ship our new high-performance low-cost silicon germanium (SiGe) tuner in fiscal 2004.

Our digital video encoder ICs provide a combination of features, video performance and flexibility for today’s set-top box, PC video, DVD and other video systems. These video encoder ICs convert digital video stored on DVDs or on other digital media, or digitally transmitted to a set-top box, into the analog signals which drive both standard and high definition televisions. In addition, our line of stand-alone video decoders and integrated PCI video decoders combine worldwide video standard support, integration and software support. Our analog video decoders are designed to convert analog signals received by a set-top box, PC video system or other consumer electronic analog video device into digital streams that can be displayed by a digital video monitor or saved using a form of digital recording media.

As a result of our acquisition of GlobespanVirata’s iCompression video compression business in 2002, we have successfully deployed stand-alone MPEG video encoders and decoders and have accelerated the pace of development of other advanced MPEG video products on our roadmap. This strategic acquisition enhanced our portfolio by adding MPEG-2 and advanced MPEG-4 digital media compression technologies, which we believe are important to our long-term product strategy in the PC and set-top box markets. We furthered our MPEG-4 technology investment with the acquisition of Belfast-based Amphion in June 2004. This infusion of engineering talent and IP is expected to significantly speed the development of critical H.264 technology required for next-generation High Definition Television (HDTV) set-top box solutions.

Research and Development

We have significant research, development, engineering and product design capabilities. At September 30, 2004, we had approximately 1,650 employees engaged in research and development activities at multiple design centers worldwide. Our design centers provide design engineering and product application support as well as after-sales customer service. The design centers are strategically located around the world to be in close proximity to our OEM customers and to take advantage of key technical and engineering talent.

We incurred research and development expenses of $240.0 million, $159.4 million and $156.4 million in fiscal 2004, 2003 and 2002, respectively.

Manufacturing

In 2002 we contributed our Newport Beach, California wafer fabrication operations to Jazz, a joint venture in which we hold a minority ownership, and we contributed our Newbury Park, California gallium arsenide wafer fabrication facility to Washington as part of the Skyworks Spin. These transactions completed our transition to a fully fabless business model.

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

To obtain external wafer manufacturing capacity, we entered into a five-year supply arrangement with Jazz in March 2002 under which we purchase a portion of our requirements for silicon wafers. During the first two years of our supply arrangement with Jazz, our cost of wafers was an amount which approximated our historical cost. Thereafter, the cost of wafers will be based on market prices. Additionally, we are obligated to purchase (and Jazz is obligated to supply) certain minimum annual volumes of wafers during the first three years of the arrangement. In the event our actual wafer purchases are less than the required minimum volumes, we will be required to make additional payments to Jazz. Our expected minimum purchase obligation under the supply agreement with Jazz, net of a portion of the wafer purchase obligations assumed by a third party, will be approximately $14.0 million in fiscal 2005. Our arrangements with other foundries generally do not provide us with any guaranteed levels of supply.

As part of the Skyworks Spin, Skyworks purchased our Mexicali, Mexico assembly and test facility. We use third parties, including Skyworks, for the assembly and test of all of our products. We entered into a three-year supply agreement with Skyworks in June 2002, under which Skyworks provides us semiconductor assembly and test services at our former Mexicali, Mexico facility. Under this supply agreement, we have a minimum purchase obligation of $10.9 million with Skyworks in fiscal 2005.

We currently anticipate meeting the annual minimum purchase obligations under the supply agreements with both Jazz and Skyworks.

Customers, Marketing and Sales

We market and sell our semiconductor products and system solutions directly to leading OEMs of communication electronics products and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs.

Sales to distributors and resellers accounted for approximately 36% of our fiscal 2004 net revenues. In fiscal 2004, no customer accounted for 10% or more of our net revenues. Our top 20 customers accounted for approximately 59% of our fiscal 2004 net revenues.

Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe were 11%, 80% and 9%, respectively, of our net revenues in fiscal 2004. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe. See Note 17 of Notes to Consolidated Financial Statements.

We have a worldwide sales and marketing organization comprised of approximately 450 employees as of September 30, 2004 in various domestic and international locations. To complement our direct sales and customer support efforts, we also sell our products through approximately 56 independent manufacturers’ representatives, distributors and dealers. In addition, our design and applications engineering staff is actively involved with customers during all phases of design and production and provides customer support through our worldwide sales offices, which are generally in close proximity to customers’ facilities.

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products, with such purchase orders officially acknowledged by us according to our own terms and conditions. Because industry practice allows customers to cancel orders with limited advance notice to us prior to shipment, we believe that backlog as of any particular date may not be indicative of our future revenue levels.

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

We compete primarily with Agere Systems, Inc., Analog Devices, Inc., Atheros Communications, Inc., Broadcom Corporation, Centillium Communications, Inc., Intel Corporation, LSI Logic Corporation, Marvell Technology Group Ltd., Motorola, Inc., Philips Electronics N.V., Silicon Laboratories, Inc., STMicroelectronics N.V. and Texas Instruments Incorporated.

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

We believe that any expenditures necessary for the resolution of environmental claims will not have a material adverse effect on our liquidity and capital resources, competitive position or financial condition. We cannot assess the possible effect of compliance with future requirements.

Cyclicality; Seasonality; Possible Significant Downturns

We operate in a highly cyclical industry. See “Certain Business Risks — We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.”

Sales of certain of our products are subject to seasonal fluctuation related to the increase in sales of end-user products which include our products, such as PCs, set-top boxes, game consoles and facsimile machines, generally associated with the holiday season in December. Our sales of semiconductor products and system solutions used in these products generally increase beginning in August and September and continue at a higher level through the end of the calendar year. Due to the excess channel inventory that resulted from lower than expected customer demand, we did not experience this seasonal demand in fiscal 2004, or in the first quarter of fiscal 2005.

Employees

As of September 30, 2004, we had approximately 2,400 employees. Approximately 1,790 of our employees are engineers. None of our employees are covered by collective bargaining agreements. We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly skilled and dedicated employees.

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

Each of Conexant, GlobespanVirata and the combined company has recently incurred substantial losses and we anticipate additional future losses.

Our net revenues for fiscal year 2004 were $901.9 million. Our net loss for fiscal 2004 was $544.6 million.

Conexant’s net revenues in fiscal 2003 were $600.0 million compared to $521.7 million in fiscal 2002. Although Conexant had income from continuing operations of $23.6 million in fiscal 2003, it incurred losses from continuing operations of $143.8 million in fiscal 2002. Including discontinued operations, Conexant incurred net losses of $705.3 million in fiscal 2003, and $880.8 million in fiscal 2002. GlobespanVirata’s net revenues for fiscal 2003 were $379.1 million compared to $228.9 million in fiscal 2002. GlobespanVirata also had losses from continuing operations of $49.6 million in fiscal 2003 and $636.9 million in fiscal 2002. Including discontinued operations, GlobespanVirata incurred net losses of $59.3 million in fiscal 2003 and $655.0 million in fiscal 2002.

We have implemented a number of expense reduction and restructuring initiatives since late fiscal 2001 to improve our operating cost structure. The cost reduction initiatives included workforce reductions, the closure or consolidation of certain facilities and an increasing shift of product development resources to lower-cost regions, among other actions. However, these expense reduction initiatives alone will not return us to profitability. We expect that excess levels of channel inventory at our direct customers, distributors and resellers, reduced end-customer demand, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term. In order to return to profitability, we must achieve substantial revenue growth and currently we continue to face an environment of uncertain demand in many of the markets our products address. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

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

We experienced a substantial decline in our revenues from the March quarter of 2004 to the September quarter of 2004. If the Merger had been completed on January 1, 2004, the net revenues for the combined companies for the full quarter ended March 31, 2004 would have been $293.3 million, or $49.5 million higher than the reported March quarter net revenues of $243.8 million. Our actual revenues for the quarter ended September 30, 2004 were $213.1 million, or a decrease of approximately 27% from the pro forma March quarter amount. This revenue decline was predominately attributable to: lower than expected customer demand which resulted in excess channel inventory build-up at our direct customers, distributors and resellers; price erosion in the Wireless and Broadband/DSL product lines; and market share loss in our Wireless product line. We cannot assure you whether or when these factors will improve and our business, financial condition and results of operations may continue to be adversely impacted by these factors.

The use of net revenues for the combined companies as if the Merger had closed at the beginning of the quarter ended March 31, 2004 is a non-GAAP financial measure, which is used by management to provide useful information in establishing a meaningful comparison of sequential revenue levels and which is not necessarily reflected in the results of operations as presented on a GAAP basis. It is not intended to be an alternative to GAAP measures.

As a result of the sequential decline in net revenues and excess channel inventory discussed above, our inventory balances and our accounts receivable days sales outstanding have increased. An increase in these accounts in a period of declining revenues increases the risk that these assets may require further valuation allowances or impairment in the future.

We face a risk that capital needed for our business and to repay our convertible notes will not be available when we need it.

We believe that our existing sources of liquidity together with cash expected to be generated from product sales will be sufficient to fund our operations, research and development, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case and we may need to obtain alternate sources of financing in the future. At September 30, 2004, we have $711.8 million aggregate principal amount of convertible subordinated notes outstanding which become due in several tranches beginning in May of 2006 and ending in February of 2007. The conversion prices of the notes are currently in excess of the market value of our common stock. If we are unable to generate sufficient cash flows from our operations or realize additional value from our investments and other assets, we may be unable to meet our debt obligations as they become due. We cannot assure you that we will have access to additional sources of capital, or be able to refinance our debt, on favorable terms or at all. In periods of a depressed stock price, raising capital through the equity markets would have a greater effect on shareholder dilution.

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

In addition, any strategic investments and acquisitions that we may desire to make to help us grow our business may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

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

We may have difficulty integrating businesses we acquire. In particular, we may be unable to integrate successfully the operations of Conexant and GlobespanVirata and realize the full cost savings we anticipate.

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

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our product lines and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two operations could have an adverse effect on our business, results of operations or financial condition. We cannot assure you that the economies of scale and operating efficiencies that we expect to result from the merger will be realized within the time periods contemplated or at all.

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

Additionally, in periods subsequent to an acquisition, at least on an annual basis, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. At September 30, 2004, we have $708.5 million of goodwill, of which $632.4 million was generated in the Merger. As a result of the decline in the price of our common stock, our market capitalization is below our book value at September 30, 2004. This is an indicator that goodwill may be impaired. We performed an evaluation of our goodwill at September 30, 2004 and determined that as of that date, no impairment was required. However, if our market capitalization remains below our book value for a prolonged period of time, we may be required to write down the value of our goodwill by taking a non-cash charge against earnings.

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

We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance. The loss of the services of one or more of our key personnel, including Dwight W. Decker, our Chairman of the Board and Chief Executive Officer, F. Matthew Rhodes, our President, or certain key design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 36% of our net revenues for fiscal 2004. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

We are dependent upon third parties for the manufacture, assembly and test of our products.

We are entirely dependent upon outside wafer fabrication facilities (known as foundries). Under our fabless business model, our revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. If the semiconductor industry experiences a shortage of wafer fabrication capacity in the future, we may experience delays in shipments or increased manufacturing costs.

There are significant risks associated with our reliance on third-party foundries, including:

•	the lack of assured wafer supply, potential wafer shortages and higher wafer prices;

•	limited control over delivery schedules, manufacturing yields, production costs and product quality; and

•	the unavailability of, or delays in obtaining, access to key process technologies.

Although we have a supply arrangement with Jazz to obtain external wafer manufacturing capacity, the foundries we use may allocate their limited capacity to fulfill the production requirements of other customers that are larger and better financed than us. If we choose to use a new foundry, it typically takes several months to redesign our products for the process technology and intellectual property cores of the new foundry and to complete the qualification process before we can begin shipping products from the new foundry.

We are also dependent upon third parties for the assembly and test of our products. Our reliance on others to assemble and test our products subjects us to many of the same risks as are described herein with respect to our reliance on outside wafer fabrication facilities.

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

In addition, the highly complex and technologically demanding nature of semiconductor manufacturing has caused foundries from time to time to experience lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Lower than anticipated manufacturing yields may affect our ability to fulfill our customers’ demands for our products on a timely basis. Moreover, lower than anticipated manufacturing yields may adversely affect our cost of goods sold and our results of operations.

We are subject to the risks of doing business internationally.

For fiscal 2004, approximately 91% of our net revenues were from customers located outside of the United States, primarily in the Asia-Pacific region and Europe. Approximately 90% of Conexant’s net revenues for fiscal 2003 and approximately 92% of GlobespanVirata’s net revenues for fiscal 2003 were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers and suppliers located outside the United States, including an assembly and test provider in Mexico and assembly and test service providers and foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

Because most of our international sales are currently denominated in U.S. dollars, our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies. We cannot assure you that the factors described above will not have a material adverse effect on our ability to increase or maintain our foreign sales.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies and processes. At times we incorporate the intellectual property of our customers into our designs, and we have obligations with respect to the non-use and non-disclosure of their intellectual property. In the past, Conexant and GlobespanVirata have engaged in litigation to enforce their intellectual property rights, to protect their trade secrets or to determine the validity and scope of proprietary rights of others, including their customers. We may engage in future litigation on similar grounds, which may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. We cannot assure you that:

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

Conexant’s former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by Conexant. In addition, we are engaged in remediations of groundwater contamination at Conexant’s former Newport Beach, California wafer fabrication facility. We currently estimate the remaining costs for these remediations to be approximately $3.2 million and have accrued for these costs as of September 30, 2004.

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

As of September 30, 2004, Conexant had approximately $1.6 billion of U.S. federal income tax net operating loss (NOL) carryforwards that can be used to offset taxable income in subsequent years. The NOL carryforwards are scheduled to expire at various dates through 2023. Section 382 of the Internal Revenue Code could limit the future use of some or all of the NOL carryforwards if the ownership of our common stock changes by more than 50 percentage points in certain circumstances over a three-year testing period. Based on information known to us, we have not undergone such a change of ownership and the merger of Conexant and GlobespanVirata did not constitute a change of ownership, although the shares of our common stock issued in the Merger will be taken into account in any change of ownership computations. Direct or indirect transfers of our common stock, when taken together with the shift in ownership resulting from the Merger, could result in a change of ownership that would trigger the section 382 limitation. If such an ownership change occurs, section 382 would limit our use of NOL carryforwards in each subsequent taxable year to an amount equal to a federal long-term tax-exempt rate published by the Internal Revenue Service at the time of the ownership change, multiplied by our fair market value at such time; any unused annual limitation amounts may also be carried forward. The Merger resulted in a change of ownership of GlobespanVirata and the future use of GlobespanVirata’s NOL carryforwards are subject to the section 382 limitation (or further limitation in the case of NOL carryforwards already subject to limitation as a result of previous transactions) based on the fair market value of GlobespanVirata at the time of the Merger.

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

Our internal control over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending September 30, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls.

We are currently performing the system and process documentation needed to comply with Section 404 and the new standard issued by the Public Company Accounting Oversight Board. This process is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control is effective as of September 30, 2005 (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls), investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

Executive Officers

Our executive officers are:

Name	Age	Position
Dwight W. Decker	54	Chairman of the Board and Chief Executive Officer

F. Matthew Rhodes	47	President

Lewis C. Brewster	40	Executive Vice President and Chief Operating Officer

J. Scott Blouin	54	Senior Vice President and Chief Financial Officer

Dennis E. O’Reilly	60	Senior Vice President, Chief Legal Officer and Secretary

There are no family relationships among our directors or executive officers. Set forth below are the name, office and position held with the Company and principal occupations and employment during the past 5 years of each of our executive officers.

Dwight W. Decker – Chairman of the Board and Chief Executive Officer since November 2004; non-executive Chairman of the Board from February 2004 to November 2004; and Chairman of the Board and Chief Executive Officer prior thereto. Mr. Decker received a Ph.D. in applied mathematics from the California Institute of Technology and a B.Sc. in mathematics and physics from McGill University.

F. Matthew Rhodes – President since June 2003; Senior Vice President and President of our former Broadband Communications segment from May 2002 to June 2003; and Senior Vice President and General Manager, Personal Computing prior thereto. Mr. Rhodes received an M.B.A. from the Anderson Graduate School of Management of the University of California, Los Angeles, an M.S. in electrical engineering from Lehigh University and a B.S. in physics from The Pennsylvania State University.

Lewis C. Brewster – Executive Vice President and Chief Operating Officer since November 2004; Executive Vice President, Sales, Operations and Quality from February 2004 to November 2004; Executive Vice President and Chief Operating Officer from June 2003 to February 2004; and Senior Vice President, Worldwide Sales prior thereto. Mr. Brewster received an M.B.A. from Stanford University and a B.S. in electrical engineering and biomedical engineering from Duke University.

J. Scott Blouin – Senior Vice President and Chief Financial Officer since August 2004; Senior Vice President and Chief Accounting Officer from February 2004 to August 2004; Senior Vice President and Chief Financial Officer from June 2003 to February 2004; Senior Vice President, Chief Accounting Officer and Controller from March 2002 to June 2003; Senior Vice President and Chief Accounting Officer from January 2001 to March 2002; and Chief Financial Officer of Burr-Brown Corporation (semiconductors) from February 1996 to August 2000. Mr. Blouin received an M.B.A. from Wake Forest University and a B.S. in administration from the University of New Hampshire at Durham.

Dennis E. O’Reilly – Senior Vice President, Chief Legal Officer and Secretary since February 2004; and Senior Vice President, General Counsel and Secretary prior thereto. Mr. O’Reilly received a J.D. from Boston University School of Law and a B.A. from the State University of New York at Binghamton.

Available Information

We maintain an Internet website at http://www.conexant.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, along with our annual report to shareowners and other information related to our company, are available free of charge on this site as soon as reasonably practicable after we electronically file or furnish these reports with the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2. Properties

Our headquarters in Newport Beach, California consists of approximately 90,000 square feet of owned and approximately 235,000 square feet of leased floor space. An additional 363,000 square feet of owned floor space at our Newport Beach facility is leased to Jazz, 3,000 square feet of owned floor space at our Newport Beach facility is leased to Skyworks, and 190,000 square feet of leased floor space is sub-leased to Mindspeed. We also have facilities in Red Bank, New Jersey which consists of approximately 100,000 square feet of leased space, Palm Bay, Florida which consists of approximately 52,000 square feet of leased space, and in San Diego, California which consists of approximately 180,000 square feet of leased space. We also own a facility in Noida, India with approximately 23,000 square feet of floor space.

Activities at all above locations include administration, sales and marketing, research and development (including design centers) and operations functions.

At September 30, 2004, we also operated in 18 domestic and 21 international offices. These facilities had an aggregate of approximately 290,000 square feet of leased floor space.

As a result of our reorganization and various restructuring related activities, at September 30, 2004 we have an additional 466,000 square feet of unused and vacant leased space, approximately 58% of which is being sub-leased. We believe our properties have been well maintained, are in sound operating condition and contain all the equipment and facilities necessary to operate at present levels.

Our California facilities, including one of our design centers, are located near major earthquake fault lines. We maintain no earthquake insurance with respect to these facilities. Certain of our facilities are located in countries that may experience civil unrest, including Israel.

Item 3. Legal Proceedings

Texas Instruments, Inc. The Company’s Conexant, Inc. (formerly GlobespanVirata, Inc.) subsidiary has been involved in a dispute with Texas Instruments, Inc. (Texas Instruments) over a group of patents (and related foreign patents) that Texas Instruments alleges are essential to certain industry standards for implementing ADSL technology. On June 12, 2003, Conexant, Inc. filed a complaint against Texas Instruments, Stanford University, and its Board of Trustees, and Stanford University OTL, LLC (collectively, the Defendants) in the U.S. District Court of New Jersey. The complaint asserts, among other things, that the Defendants have violated the antitrust laws by creating an illegal patent pool, by manipulating the patent process and by abusing the process for setting industry standards related to ADSL technology. The complaint also asserts that the Defendants’ patents relating to ADSL are unenforceable, invalid and/or not infringed by Conexant, Inc. products. Conexant, Inc. is seeking, among other things, (i) a finding that the Defendants have violated the federal antitrust laws and treble damages based upon such a finding, (ii) an injunction prohibiting the Defendants from engaging in anticompetitive practices, (iii) a declaratory judgment that the claims of the Defendants’ ADSL patents are invalid, unenforceable, void, and/or not infringed by Conexant, Inc and (iv) an injunction prohibiting the Defendants from pursuing patent litigation against Conexant, Inc. and its customers. On August 11, 2003 and September 9, 2003, the Defendants answered the complaint, denied Conexant, Inc.’s claims and filed counterclaims alleging that Conexant, Inc. has infringed certain of their ADSL patents. In addition to other relief, the Defendants are seeking to collect damages for alleged past infringement and to enjoin Conexant, Inc. from continuing to use the Defendants’ ADSL patents. Although the Company believes that Conexant, Inc. has strong arguments in favor of its position in this dispute, it can give no assurance that Conexant, Inc. will prevail on any of these grounds in litigation. If any such litigation is adversely resolved, Conexant, Inc. could be held responsible for the payment of damages and/or future royalties and/or have the sale of certain of Conexant, Inc. products stopped by an injunction, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is a counterclaim defendant.

Agere Systems, Inc. On October 17, 2002, Agere Systems, Inc. (Agere) filed suit against Intersil Corporation (Intersil) in the U.S. District Court for the District of Delaware. Conexant, Inc. (formerly GlobespanVirata, Inc.) acquired the WLAN Group of Intersil in August 2003. Agere alleged that Intersil infringed certain of its U.S. patents. Intersil counterclaimed against Agere for infringement of certain patents, some of which are now owned by the Company’s Conexant, Inc. subsidiary and licensed to Intersil for purposes of the suit. The parties filed a stipulated order adding Conexant, Inc. as a party to the suit. On July 22, 2003, Agere filed a separate suit against Intersil in the U.S. District Court for the District of Delaware alleging that Intersil infringed certain additional U.S. patents. Conexant, Inc. was also added as a party to this action.

On October 30, 2002, Intersil and certain of its affiliated companies filed a suit against Agere in the U.S. District Court for the Eastern District of Pennsylvania alleging that Agere misappropriated certain Media Access Control Wireless Local Area Network technology. This action sought an injunction to prevent Agere, either alone or in cooperation with others, from developing, making, and/or selling products that use that technology. Agere made similar counterclaims against Conexant, Inc. and its affiliated companies and Intersil and its affiliated companies. As a result of the acquisition of Intersil’s WLAN Products Group and its Choice-Intersil Microsystems, Inc.

subsidiary, which was a party to this suit and the only remaining plaintiff, Conexant, Inc. (formerly GlobespanVirata, Inc.) became involved in this suit.

On November 4, 2004, the Company reached a settlement with Agere with respect to the three lawsuits described above. Under the settlement, all pending litigation between the companies has been dismissed with prejudice. As part of this overall settlement, the Company made a cash payment to Agere in the amount of $8.0 million in November 2004. The two companies have also entered into various license agreements covering the patents involved in the suits and other semiconductor devices.

IPO Litigation. In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased Conexant, Inc. (formerly GlobespanVirata, Inc.) common stock between June 23, 1999 and December 6, 2000, filed a complaint in the U. S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of Conexant, Inc.’s initial and secondary public offerings as well as certain Conexant, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling Conexant, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with approximately 300 other actions making similar allegations regarding the public offerings of hundreds of other companies during 1998 through 2000. In June 2003, the issuers, the individual defendants and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against Conexant, Inc.’s officers and directors. The settlement remains subject to a number of conditions, including class certification and approval of the settlement by the court. It is possible that the parties will not reach agreement on the final settlement or that the settlement will not be approved. Even if the settlement is approved, individual class members will have an opportunity to “opt out” of the class and to file their own lawsuits, and some may do so. In either event, the Company believes that the Conexant, Inc. officers and directors have meritorious defenses to the plaintiffs’ claims and expects that those defendants will defend themselves vigorously. The Company also believes that it has sufficient insurance coverage to cover any indemnification obligations to the directors and officers related to this litigation.

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

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended September 30, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “CNXT”. The following table lists the high and low per share sale prices for our common stock as reported by the Nasdaq National Market for the periods indicated:

	High	Low
Fiscal year ended September 30, 2004:
First quarter	$6.42	$4.64
Second quarter	7.85	5.16
Third quarter	6.70	3.72
Fourth quarter	2.65	1.37
Fiscal year ended September 30, 2003:
First quarter	$2.35	$0.53
Second quarter	2.09	1.20
Third quarter (1)	4.75	1.49
Fourth quarter	6.77	4.02

(1)	Sales prices for our common stock beginning in the third quarter of fiscal 2003 reflect the completion of the Mindspeed Spin on June 27, 2003. As a result of the Mindspeed Spin, Conexant shareholders received one share of common stock of Mindspeed Technologies, Inc. for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares.

At November 26, 2004, there were approximately 44,200 holders of record of our common stock.

We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business, and do not anticipate paying cash dividends in the foreseeable future.

The following provides information about purchases by or on our behalf or any affiliated purchaser of shares of our common stock during the quarter ended September 30, 2004:

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares	Average Price	Announced Plans or	Purchased Under the Plan or
Period	Purchased	Paid per Share	Programs	Programs
7/1/04 – 7/31/04	–	–	–	–
8/1/04 – 8/31/04	533,649 *	$1.51	–	–
9/1/04 – 9/30/04	–	–	–	–

Total	533,649	$1.51	–	–

* In August 2004, we reacquired 533,649 shares of our common stock held by two of our former executive officers as part of the settlement of certain promissory notes and accrued interest owed to us by these executives. The average price paid per share represents the average closing price of our common stock for a specified number of days prior to the date these shares were reacquired.

Item 6. Selected Financial Data

The following selected financial data for the five years ended September 30, 2004 was derived from the audited consolidated financial statements of Conexant and its subsidiaries. In June 2002, Conexant completed the spin-off of its wireless communications business and the sale of its Mexicali Operations, and in June 2003, Conexant completed the spin-off of its Mindspeed Technologies Internet infrastructure business. The selected financial data for all periods have been restated to reflect these businesses as discontinued operations. In February 2004, Conexant completed the merger with GlobespanVirata, Inc. The results of GlobespanVirata, Inc. have been included in the consolidated results since February 28, 2004.

The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Net revenues	$901,854	$599,977	$521,726	$541,688	$1,211,410
Cost of goods sold	523,129	338,161	317,921	522,560	692,551

Gross margin	378,725	261,816	203,805	19,128	518,859
Operating expenses:
Research and development	239,971	159,354	156,350	175,026	186,618
Selling, general and administrative	125,474	93,426	95,750	141,276	154,992
Amortization of intangible assets	20,769	3,437	19,489	19,814	11,508
In-process research and development (3)	160,818	—	—	—	—
Special charges (1)	32,801	18,379	30,499	369,258	35,000

Total operating expenses	579,833	274,596	302,088	705,374	388,118

Operating income (loss)	(201,108)	(12,780)	(98,283)	(686,246)	130,741
Debt conversion costs	—	—	10,435	42,584	—
Gain on extinguishment of debt	—	(42,021)	—	(11,710)	—
Other (income) expense, net (4)	99,808	5,808	36,870	(837)	(4,896)

Income (loss) before income taxes	(300,916)	23,433	(145,588)	(716,283)	135,637
Provision (benefit) for income taxes (3)	243,733	(129)	(1,838)	(55,373)	35,985

Income (loss) from continuing operations	(544,649)	23,562	(143,750)	(660,910)	99,652
Loss from discontinued operations (2)	—	(728,877)	(737,017)	(784,424)	(290,579)

Net loss	$(544,649)	$(705,315)	$(880,767)	$(1,445,334)	$(190,927)

Income (loss) from continuing operations per share :
Basic	$(1.40)	$0.09	$(0.56)	$(2.70)	$0.47
Diluted	(1.40)	0.09	(0.56)	(2.70)	0.47
Balance Sheet Data
Working capital	$434,802	$233,017	$443,948	$444,974	$1,319,638
Total assets	1,880,522	931,707	1,911,035	2,815,480	4,416,197
Long-term obligations	780,708	643,260	743,523	761,927	1,054,934
Shareholders’ equity	828,387	166,766	947,827	1,773,176	2,906,759

(1)	In fiscal 2004, 2003 and 2002, we recorded special charges of $32.8 million, $18.4 million and $30.5 million, respectively, principally related to the impairment of certain assets and restructuring activities. Also included in the $32.8 million of special charges for fiscal 2004 is $3.0 million related to our litigation settlement with Agere Systems, Inc. In fiscal 2001, we recorded special charges of $369.3 million, principally related to the impairment of certain manufacturing assets and restructuring activities. In fiscal 2000, we recorded special charges of $35.0 million related to the settlement of certain litigation.

(2)	Loss from discontinued operations (net of income taxes) for all periods represents the operating results of our former wireless communications business and our Mexicali Operations which we disposed of in June 2002 and the Mindspeed Technologies Internet infrastructure business which we disposed of in June 2003.

(3)	In fiscal 2004, we recorded $160.8 million of in-process research and development expenses related to the Merger and a $255.7 million charge for the impairment of deferred tax assets.

(4)	See Note 7 of Notes to Consolidated Financial Statements for components of other (income) expense, net.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where otherwise noted, this discussion of our financial condition and results of operations represents our continuing operations, excluding our discontinued wireless communications business and Mexicali Operations which we disposed of in June 2002, and our discontinued Mindspeed Technologies business which we disposed of in June 2003, and including the GlobespanVirata, Inc. business from February 28, 2004, following completion of our merger with GlobespanVirata, Inc. (the Merger).

Merger with GlobespanVirata

On February 27, 2004, we completed the Merger with GlobespanVirata, Inc., or GlobespanVirata, a provider of broadband communications solutions for consumer, enterprise and service provider markets. In May 2004, GlobespanVirata was renamed Conexant, Inc. See Note 2 of Notes to Consolidated Financial Statements for further information.

Overview of Current Performance

Our net revenues for fiscal 2004 and 2003 were $901.9 million and $600.0 million, respectively. This represents an increase of $301.9 million or 50.3%. However, our quarterly revenues have declined sequentially each quarter from March 2004 (as if the Merger had been completed on January 1, 2004) to September 2004, and we anticipate that revenue will continue to erode for the quarter ending December 31, 2004. If the Merger had been completed on January 1, 2004, the net revenues for the combined companies for the full quarter ended March 31, 2004 would have been $293.3 million, or $49.5 million higher than the reported net revenues of $243.8 million. Our actual net revenues for the quarter ended September 30, 2004 were $213.1 million, or a decrease of approximately 27% from the March 2004 quarter pro forma amount. This sequential decrease in net revenues was predominately attributable to: lower than expected customer demand which resulted in excess channel inventory build-up at our direct customers, distributors and resellers; price erosion in the Wireless and Broadband/DSL product lines; and market share loss in our Wireless product line. These factors will continue to negatively impact our net revenues and gross margin levels. Additionally, these conditions are expected to further impact the valuation of our inventories.

The use of net revenues for the combined companies as if the Merger had closed at the beginning of the quarter ended March 31, 2004 is a non-GAAP financial measure, which is used by management to provide useful information in establishing a meaningful comparison of sequential revenue levels. It is not intended to be an alternative to GAAP measures.

At the time of the Merger, we announced certain workforce reductions and facilities consolidation actions in order to achieve operational efficiencies. In the fourth quarter of fiscal 2004, we announced additional workforce reductions to implement further Merger synergies and to align our operating expenses to lower revenue forecasts. Certain of these actions have been completed, and others are in the process of being completed. In November 2004, we announced a plan to reduce quarterly operating expenses by $15.0 million by the end of the fourth fiscal quarter ending September 30, 2005. The primary drivers of the expense reductions will be an increasing shift of production development resources to lower-cost regions and continued Merger-related selling, general and administrative expense consolidation. We estimate that the charges associated with such actions, which will be recorded in fiscal 2005, will be in the range of $10.0 million to $15.0 million. See Notes 2, 15 and 18 of Notes to Consolidated Financial Statements for further information. The cost savings of these actions has not yet been fully reflected in our operating results for the periods discussed below. We continuously evaluate our business in light of current market and competitive conditions to ensure that our operating expenses are in line with our expected revenue forecasts. As a result, future periods may require further actions to reduce operating expenses. We do not believe that the actions announced to date, or possible future actions, have or will inhibit our ability to invest in appropriate levels of research and development in growth areas and be competitive in the marketplace.

Spin-off of Mindspeed Technologies Business

On June 27, 2003, we completed the distribution to Conexant shareholders of all outstanding shares of Mindspeed, our wholly owned subsidiary, to which we contributed our Internet infrastructure business, including the stock of certain subsidiaries, and certain other assets and liabilities, including $100.0 million in cash. In the Mindspeed Spin, Conexant shareholders received one share of Mindspeed common stock for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares. Mindspeed issued us a warrant to purchase 30 million shares of Mindspeed common stock, representing approximately 20 percent of Mindspeed’s outstanding common stock on a fully diluted basis. The warrant is exercisable until June 27, 2013 at an exercise price of $3.408 per share. The fair value of the warrant is presented as an asset on our consolidated balance sheet. Additionally, we entered into a senior secured revolving credit facility pursuant to which Mindspeed may borrow up to $50.0 million for working capital and general corporate purposes. On December 8, 2004, the Mindspeed credit facility was terminated (see Notes 11 and 18 of Notes to Consolidated Financial Statements).

Spin-off of Wireless Communications Business

On June 25, 2002, we completed the distribution to Conexant shareholders of outstanding shares of our wholly owned subsidiary Washington Sub, Inc. (Washington), to which we contributed our wireless communications business, other than certain assets and liabilities which we retained. Immediately thereafter, Washington merged with and into Alpha Industries, Inc. (Alpha), with Alpha the surviving corporation. As a result of these transactions, Conexant shareholders received 0.351 of a share of Alpha common stock for each Conexant share held and the Conexant shareholders continued to hold their Conexant shares.

Upon completion of the above transactions, Alpha and its subsidiaries purchased our semiconductor assembly and test facility located in Mexicali, Mexico and our package design team that supports the Mexicali facility. In connection with the purchase, we, Alpha and certain subsidiaries of Alpha entered into a financing agreement pursuant to which Alpha and a subsidiary of Alpha delivered to us promissory notes for $150.0 million (the Term Notes) guaranteed by Alpha and certain Alpha subsidiaries and secured by substantially all assets of Alpha in payment of the purchase price for the Mexicali facility and the package design team. The financing agreement also provided for a revolving credit facility under which Alpha could borrow up to $100.0 million, less specified reserves, for one year at the same interest rate and with the same security applicable to the Term Notes. Alpha subsequently changed its name to Skyworks Solutions, Inc. (Skyworks). All the above transactions associated with the spin-off of our wireless communications business and the sale of our Mexicali operations, are herein referred to as the Skyworks Spin.

In November 2002, we entered into a refinancing agreement with Skyworks pursuant to which Skyworks repaid $105.0 million of the principal amount and all accrued interest owed to us under the Term Notes, and the remaining principal balance of the Term Notes was exchanged for $45.0 million principal amount of a new 15% convertible note with a maturity date of June 30, 2005. Skyworks also paid us all amounts outstanding under the credit facility, the credit facility was cancelled and we released all security interests in Skyworks’ assets and properties. In May 2004, the convertible note was converted into 5.7 million shares of common stock of Skyworks (see Note 6 of Notes to Consolidated Financial Statements).

Newport Foundry Joint Venture

In March 2002, we and The Carlyle Group formed a new specialty foundry company named Jazz Semiconductor, Inc. (Jazz). We contributed our Newport Beach, California wafer fabrication operations and related assets and liabilities and certain intellectual property to Jazz. We also issued to Jazz a warrant to purchase 2.9 million shares of Conexant common stock (with a current exercise price of $3.76 per share, subject to adjustment). In connection with this transaction, we received $19.3 million in cash and a 45% equity interest in Jazz, having an estimated fair value of $42.5 million. We recognized a $2.6 million gain on the transaction. In fiscal 2003, an unrelated party made an additional investment in Jazz thereby reducing our equity interest to 38%. In accordance with Staff Accounting Bulletin No. 51, we recognized a $0.3 million gain upon this additional investment. Through September 30, 2004,

Jazz has purchased approximately 0.5 million shares under the warrant. The outstanding balance of approximately 2.3 million shares subject to the warrant are currently purchasable and the warrant expires in January 2007.

We purchase a portion of our requirements for silicon-based semiconductor products from Jazz. In March 2002, we entered into a five-year supply arrangement with Jazz under which it provides capacity to meet a portion of our requirements for CMOS and specialty-process wafer fabrication services and we agreed to purchase certain minimum annual volumes of wafers during the first three years of the supply agreement. We expect our minimum purchase obligations under the supply agreement with Jazz, net of a portion of the wafer purchase obligations assumed by a third party, will be approximately $14.0 million in fiscal 2005.

Business Enterprise Segments

We operate in one reportable operating segment, broadband communications. Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although we had four operating segments at September 30, 2004, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable operating segment, broadband communications.

Under SFAS No. 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

We meet each of the aggregation criteria for the following reasons:

•	the sale of products is the only material source of revenue for each of our four operating segments;

•	the products sold by each of our operating segments use the same standard manufacturing process;

•	the products marketed by each of our operating segments are sold to similar customers; and

•	all of our products are sold through our internal sales force and common distributors.

Because we meet each of the criteria set forth above and each of our operating segments has similar economic characteristics, we aggregate our results of operations in one reportable operating segment.

     Net revenues by our product lines are as follows (in millions):

	2004	2003	2002
Broadband/DSL Access Products	$254.6	$64.3	$26.5
Universal and Voice Access Products	323.1	325.2	256.6
Wireless and Networking Components Products and other	110.0	45.0	61.8
Broadband Media Processing Products	214.2	165.5	176.8

	$901.9	$600.0	$521.7

The increase in net revenues from fiscal 2003 to fiscal 2004 for Broadband/DSL Access and Wireless and Networking Components is predominantly related to the Merger.

Results of Operations

Net Revenues

(in millions)	2004	Change	2003	Change	2002
Net revenues	$901.9	50%	$600.0	15%	$521.7

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

Our net revenues for fiscal 2004 increased 50% over fiscal 2003. The increase is primarily associated with increased unit shipments of our DSL and Wireless products associated with the Merger, and to a lesser extent the increase in sales of satellite set-top box solutions, and convergence video products using MPEG codec technology. Partially offsetting the increase in revenues from increased unit shipments is the erosion of average selling prices beginning in the fourth quarter of fiscal 2004 due to (i) unfavorable product mix as newer, higher margin products experienced slower than expected growth in the latter portion of fiscal 2004 and (ii) intense competition in certain of our product lines.

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

Gross Margin

(in millions)	2004	Change	2003	Change	2002
Gross margin	$378.7	45%	$261.8	28%	$203.8
Percent of net revenues	42%		44%		39%

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

Gross margin percentage decreased from 44% in 2003 to 42% in 2004. This decrease resulted from the effects of revenues in fiscal 2003 for products that we had written down to zero cost basis during fiscal 2001. Gross margin percentage increased from 39% in 2002 to 44% in 2003. This increase resulted from the elimination of the burden of our underutilized former manufacturing operations (which we contributed to Jazz in the second quarter of fiscal 2002) and the favorable impact of our cost reduction actions. Gross margin for 2003 also benefited from a slightly improved product mix and the redeployment of our product and test engineering teams previously assigned to our former manufacturing operations and included in cost of goods sold and now redeployed to product development efforts and part of research and development costs.

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

We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over nine to twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

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

Under our supply arrangement with Jazz, we are obligated to purchase certain minimum annual volumes of wafers during fiscal year 2005. Additionally, under a supply agreement with Skyworks, we are obligated to purchase certain minimum amounts of assembly and test services during fiscal year 2005. In the event our actual purchases under these arrangements are less than the required minimum volumes, we will be required to make additional payments, which would adversely affect our gross margin. We currently anticipate meeting the annual minimum purchase obligations under both of these agreements.

Research and Development

(in millions)	2004	Change	2003	Change	2002
Research and development	$240.0	51%	$159.4	2%	$156.4
Percent of net revenues	27%		27%		30%

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

The $80.6 million increase in R&D expenses for fiscal 2004 compared to fiscal 2003 primarily reflects additional development costs associated with DSL and Wireless products as a result of the Merger, an increase of $4.9 million in stock compensation charges primarily as a result of the Merger, and to a much lesser extent, increased R&D project costs associated with purchased R&D and electronic design automation tools. As a result of cost reduction initiatives we have implemented in fiscal 2004 and in the first quarter of fiscal 2005, we expect that R&D expenses will be lower in future periods.

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

Selling, General and Administrative

(in millions)	2004	Change	2003	Change	2002
Selling, general and administrative	$125.5	34%	$93.4	(2)%	$95.8
Percent of net revenues	14%		16%		18%

Our selling, general and administrative (SG&A) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, real estate, information systems, customer service, sales, marketing, field application engineering and other services, and non-cash stock compensation charges related to the amortization of the unvested stock options exchanged in the Merger.

The $32.1 million increase in SG&A expense for fiscal 2004 as compared to fiscal 2003 are attributable to additional SG&A costs as a result of the Merger, an increase of $1.8 million in stock compensation charges as a result of the Merger, and $4.5 million in additional bad debt reserves, partially offset by ($1.3) million in stock compensation charges associated with an employee bonus plan in prior years which had variable accounting. As a result of cost reduction initiatives we have implemented in fiscal 2004 and in the first quarter of fiscal 2005, we expect that SG&A expenses will be lower in future periods.

The decrease in SG&A expenses for fiscal 2003 compared to fiscal 2002 primarily reflects lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions initiated during fiscal 2003 and 2002, partially offset by the additional week of activity in fiscal 2003 to accommodate our 52/53 week fiscal year.

Amortization of Intangible Assets

(in millions)	2004	Change	2003	Change	2002
Amortization of intangible assets	$20.8	nm	$3.4	nm	$19.5

nm = not meaningful

Amortization expense of $20.8 million in fiscal 2004 increased by $17.4 million over the $3.4 million recorded in fiscal 2003. This increase is attributable to the significant intangible assets we acquired in the Merger.

The lower amortization expenses in fiscal 2003, as compared to fiscal 2002, primarily resulted from the adoption of SFAS 141 and SFAS 142 as of the beginning of fiscal 2003. SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that we no longer amortize goodwill into our results of operations. Instead, goodwill must be tested at least annually for impairment and written down when impaired. We expect that amortization of intangible assets will be approximately $31.6 million for fiscal 2005.

Special Charges

Special charges consist of the following:

(in millions)	2004	Change	2003	Change	2002
Asset impairments	$5.4	nm	$9.6	nm	$13.5
Restructuring charges	9.3	nm	5.2	nm	16.1
Integration costs	7.3	nm	—	nm	—
Separation costs	—	nm	—	nm	0.9
Other	10.8	nm	3.6	nm	—

	$32.8		$18.4		$30.5

nm = not meaningful

Asset Impairments

For a discussion of our asset impairment charges, see Note 15 of Notes to Consolidated Financial Statements.

Restructuring Charges

We implemented a number of cost reduction initiatives to improve our operating cost structure. For a discussion of our cost reduction initiatives and activity under our restructuring plans, including remaining liabilities at September 30, 2004, see Note 15 of Notes to Consolidated Financial Statements.

Integration Costs

In fiscal 2004, we incurred $7.3 million of costs related to the integration efforts of the employees, customers, operations and other business aspects related to the Merger.

Separation Costs

In fiscal 2002, we incurred separation costs of approximately $0.9 million in connection with the divestiture of our Newport Beach wafer fabrication operations and our digital imaging business.

Other Special Charges

Other special charges for fiscal 2004 consist of stock option modification charges of $0.8 million, one-time executive bonuses which were contractually committed in the closing of the Merger of $1.2 million, $3.0 million related to the settlement of our litigation with Agere Systems, Inc., and $5.8 million of other special charges.

Other special charges for fiscal 2003 principally consist of a $2.7 million loss on the sale of certain semiconductor test equipment.

Debt Conversion Costs

In fiscal 2002, we exchanged 2.2 million shares of our common stock for approximately $28.0 million principal amount of our 4.25% Convertible Subordinated Notes due 2006. In connection with this transaction, we recognized debt conversion costs of $10.4 million for the fair value of the shares we issued in excess of the number of shares issuable in a conversion of the notes pursuant to their original terms.

Gain on Extinguishment of Debt

During fiscal 2003, we purchased $100.0 million principal amount of our 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in a net gain of $42.0 million.

Other Expense, Net

(in millions)	2004	Change	2003	Change	2002
Other expense, net	$99.8	nm	$5.8	nm	$36.9

Other expense, net for fiscal 2004 was comprised of $30.7 million of interest expense primarily from our convertible subordinated notes, a $13.4 million write-down of certain non-marketable investments, a $6.3 million decrease in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated note prior to its conversion into Skyworks common stock in May 2004, a $92.7 million decrease in the fair value of the Mindspeed warrant, offset by $7.7 million of investment and interest income on invested cash balances, $14.4 million of income in our equity method investees, and $24.1 million of gains on sales of investments. Due to variations in the fair value of the common stock underlying the Mindspeed warrant, we expect that other (income) expense may fluctuate significantly in future periods until this derivative instrument is liquidated.

Other expense, net for fiscal 2003 was comprised of a $30.2 million increase in the fair value of the Mindspeed warrant, a $9.4 million increase in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes, $8.6 million of gains on sales of investments and $15.6 million of investment income and interest income on invested cash balances, offset by $28.1 million of interest expense primarily from our convertible subordinated notes, a $39.4 million write-down of certain non-marketable investments, and $3.1 million of losses in our equity method investments.

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

Provision (Benefit) for Income Taxes

In fiscal 2004, we recorded an income tax provision of $243.7 million. This provision is comprised of an increase in the valuation allowance on deferred tax assets of $255.7 million, a current provision of $2.0 million for foreign taxes incurred by certain of our international subsidiaries, partially offset by a $14.0 million credit related to a federal income tax refund received in September 2004 related to the carryback of a portion of our fiscal year 2001 net operating loss. The loss was carried back under the five-year carryback provision enacted in 2002 and income taxes paid while Conexant was a subsidiary of Rockwell Automation, Inc. were recovered.

In fiscal 2003, we recorded income tax benefits of $0.1 million. These benefits relate to tax refunds received offset by foreign income taxes incurred by certain of our international subsidiaries.

As a result of our cumulative operating losses, we determined that it is more likely than not that the additional income tax benefits (principally net operating losses we can carry forward to future years) will not be realized. Accordingly, we increased our valuation allowance by approximately $255.7 million during fiscal 2004 for the deferred tax assets which we do not expect to realize through the reduction of future income tax payments. See Note 8 of Notes to Consolidated Financial Statements for further information. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. While we will continue to be subject to foreign income taxes and federal alternative minimum tax, we expect those taxes will be insignificant.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended September 30, 2004. The information for each of these quarters is derived from our unaudited interim financial statements which have been prepared on the same basis as the audited consolidated financial statements included in this report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals as well as the special charges, in-process research and development, debt conversion costs, the gain on extinguishment of debt, and the deferred tax asset valuation allowance have been included to fairly present our unaudited quarterly results. The quarterly financial data for all periods have been restated to reflect the wireless communications business and Mexicali Operations and the Mindspeed Technologies business as discontinued operations. In February 2004, Conexant completed the merger with GlobespanVirata, Inc. The results of GlobespanVirata, Inc. have been included in the consolidated results since February 28, 2004. This data should be read together with our consolidated financial statements and the notes thereto included in this report.

	Three months ended
	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2002	2003	2003	2003	2003	2004	2004	2004
	(in thousands, except per share amounts)
Statement of Operations Data
Net revenues	$144,201	$140,123	$150,950	$164,703	$177,333	$243,781	$267,617	$213,123
Cost of goods sold	81,462	78,107	86,000	92,592	98,196	142,116	155,136	127,681

Gross margin	62,739	62,016	64,950	72,111	79,137	101,665	112,481	85,442
Research and development	40,237	38,741	38,849	41,527	39,154	53,734	74,317	72,766
Selling, general and administrative	22,779	23,777	22,915	23,955	22,809	30,602	36,371	35,692
Amortization of intangible assets	799	799	925	914	955	3,653	7,956	8,205
In-process research and development	—	—	—	—	—	160,818	—	—
Special charges	6,774	285	6,526	4,794	605	5,514	8,294	18,388

Total operating expenses	70,589	63,602	69,215	71,190	63,523	254,321	126,938	135,051

Operating income (loss)	(7,850)	(1,586)	(4,265)	921	15,614	(152,656)	(14,457)	(49,609)
Gain on debt extinguishment	—	(34,645)	(7,376)	—	—	—	—	—
Other (income) expense, net	(3,403)	44,732	(544)	(34,977)	(25,281)	(9,736)	56,308	78,517

Income (loss) before income taxes	(4,447)	(11,673)	3,655	35,898	40,895	(142,920)	(70,765)	(128,126)
Provision (benefit) for income taxes	316	381	488	(1,314)	248	459	661	242,365

Income (loss) from continuing operations	(4,763)	(12,054)	3,167	37,212	40,647	(143,379)	(71,426)	(370,491)
Loss from discontinued operations, net of income tax	(620,610)	(55,970)	(52,297)	—	—	—	—	—

Net income (loss)	$(625,373)	$(68,024)	$(49,130)	$37,212	$40,647	$(143,379)	$(71,426)	$(370,491)

Income (loss) per share, basic:
Continuing operations	$(0.02)	$(0.05)	$0.01	$0.14	$0.15	$(0.41)	$(0.15)	$(0.79)
Discontinued operations	(2.33)	(0.21)	(0.19)	—	—	—	—	—

Net income (loss)	$(2.35)	$(0.26)	$(0.18)	$0.14	$0.15	$(0.41)	$(0.15)	$(0.79)

Income (loss) per share, diluted:
Continuing operations	$(0.02)	$(0.05)	$0.01	$0.12	$0.13	$(0.41)	$(0.15)	$(0.79)
Discontinued operations	(2.33)	(0.21)	(0.19)	—	—	—	—	—

Net income (loss)	$(2.35)	$(0.26)	$(0.18)	$0.12	$0.13	$(0.41)	$(0.15)	$(0.79)

Shares used in computing diluted loss per share-basic	265,714	266,543	268,489	273,241	277,190	349,968	463,804	467,556
Shares used in computing diluted loss per share-diluted	265,714	266,543	271,051	303,488	307,545	349,968	463,804	467,556

Throughout fiscal 2003 and 2004 we recorded special charges primarily related to our restructuring initiatives. We also recorded special charges for asset impairments and litigation settlements.

In the second quarter of fiscal 2004, we recorded a $160.8 million non-cash charge related to in-process research and development (IPR&D) in the Merger, and in the fourth quarter of 2004, we recorded a $255.7 million non-cash charge for the impairment of our deferred tax assets.

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

Liquidity and Capital Resources

Cash used in operating activities was $31.0 million in fiscal 2004 compared to $32.2 million in fiscal 2003. Fiscal 2004 operating cash flows reflect our loss from continuing operations of $544.6 million, offset by non-cash charges of $563.3 million and a net decrease in the cash components of working capital of $49.7 million. Non-cash charges consist primarily of IPR&D of $160.8 million, depreciation and amortization of $36.9 million, stock compensation of $9.6 million, a net decrease in the fair value of the Mindspeed warrant and the Skyworks convertible notes of $99.0 million, a write down of non-marketable investments of $13.4 million, a net decrease in deferred tax assets of $256.0 million, offset by gains on sales of investments of $24.1 million, and a net increase in equity in earnings of equity method investees of $14.4 million. The working capital primarily consists of a $17.8 million increase in accounts receivable, a $73.5 million increase in inventories, offset by a $46.3 million increase in accounts payable and accrued expenses.

The $73.5 million increase in inventories is attributable to the sequential decline in net revenues during fiscal 2004, and the $17.8 million increase in accounts receivable is attributable to growth in our days sales outstanding as a result of excess channel inventory levels at our direct customers, distributors and resellers.

Cash provided by investing activities of $67.0 million in fiscal 2004 includes net cash and cash equivalents acquired in acquisitions of $24.8 million, net proceeds from the sale of assets and investments of $57.2 million, and the net sales of marketable securities of $39.7 million, partially offset by capital expenditures of $17.6 million, payment of deferred purchase consideration of $4.0 million, payment of acquisition costs of $30.2 million, and investments of $3.0 million. Cash provided by investing activities of $183.7 million in fiscal 2003 includes the net repayment of the Term Notes and the credit facility by Skyworks in the amount of $135.0 million, proceeds from the sale of assets of $18.2 million, net sales of marketable securities of $62.5 million, partially offset by capital expenditures of $19.8 million and payments of $12.2 million for acquisitions and investments in early stage technology companies.

Cash provided by financing activities of $26.9 million in fiscal 2004 consisted of proceeds from the exercise of stock options and warrants of $24.6 million, and $2.3 million in proceeds upon repayment of notes receivable from shareholders. In fiscal 2003, cash used by financing activities of $34.1 million consisted of proceeds from the exercise of stock options of $22.3 million, offset by $56.4 million paid in connection with the repurchase of a portion of our convertible subordinated notes.

Cash used in the discontinued operations of Mindspeed in fiscal 2003 was $202.3 million, which includes the $100.0 million of cash contributed to Mindspeed prior to the Mindspeed Spin. Cash used in discontinued operations in fiscal 2002 of $222.6 million represents the funding of the discontinued wireless communications business, the Mexicali Operations and the Mindspeed Technologies business.

As of September 30, 2004, our principal sources of liquidity are our existing cash reserves, marketable securities, the current portion of the Mindpseed warrant and cash generated from product sales. Combined cash and cash equivalents and short-term investments at September 30, 2004 totaled $302.1 million compared to $175.5 million at September 30, 2003. Our working capital at September 30, 2004 was $434.8 million compared to $233.0 million at September 30, 2003. In addition, at September 30, 2004, we held $137.6 million in long-term marketable securities which we could liquidate to fund operations and/or future acquisitions.

Total cash, cash equivalents and marketable securities are as follows:

	September 30,	September 30,
(in millions)	2004	2003
Cash and cash equivalents	$139.0	$76.2
Skyworks 15% convertible senior subordinated notes	—	55.6
Equity securities- Skyworks Solutions, Inc. (6.2 million shares at September 30, 2004, 0.5 million shares at September 30, 2003)	61.8	4.6
Equity securities- SiRF Technologies, Inc. (5.9 million shares at September 30, 2004)	87.5	—
Other short-term marketable securities (primarily mutual funds, domestic government agency securities and corporate debt securities)	13.8	39.1
Long-term marketable securities (primarily domestic government agency securities and corporate debt securities)	137.6	—

	$439.7	$175.5

The current portion of the Mindspeed warrant at September 30, 2004 is $3.6 million, and the long-term portion is $23.0 million. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value.

We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, and other liabilities and commitments, and other capital requirements, for at least the next twelve months. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

We have $711.8 million aggregate principal amount of subordinated convertible notes outstanding of which approximately $200.0 million become due in fiscal 2006 and the remainder becomes due in fiscal 2007. The conversion prices of the notes are currently in excess of the market value of our common stock. As of September 30, 2004, we had $439.7 million of cash and investments. If we are unable to generate sufficient cash flows from our operations or realize additional value from our investments and other assets, we may have to seek additional sources of financing. We cannot assure you that such financing will be available to us on favorable terms, or at all.

Commitments

The following summarizes our contractual obligations at September 30, 2004:

	Payments due by period
		Less than 1			More than 5
(in millions)	Total	Year	1-3 years	3-5 years	years
Convertible subordinated notes (1)	$711.8	$—	$711.8	$—	$—
Operating leases	150.5	28.8	38.3	21.3	62.1
Assigned leases	17.5	7.7	4.9	—	4.9
Contingent consideration on acquisitions	4.0	—	4.0	—	—
Capital commitments	5.4	5.4	—	—	—
Purchase commitments	24.9	24.9	—	—	—
Assigned purchase commitments	12.0	12.0	—	—	—
Employee commitments	5.9	5.9	—	—	—

	$932.0	$84.7	$759.0	$21.3	$67.0

(1) Excludes interest. See Note 9 of Notes to Consolidated Financial Statements for interest terms.

In addition to the contractual obligations listed above, we have exercised our purchase option for approximately $60.0 million to purchase two buildings in Newport Beach, California which we currently occupy under a lease agreement. Our plan is to complete a sale-leaseback transaction with respect to these facilities by early calendar 2005.

At September 30, 2004, the Company has many sublease arrangements on operating leases for terms ranging from near term to approximately 6 years. Aggregate scheduled sublease income based on current terms is approximately $8.5 million.

In November 2004, we announced a plan to reduce quarterly operating expenses by approximately $15.0 million by the end of the fourth fiscal quarter ending September 30, 2005. The primary drivers of the expense reductions will be an increasing shift of production development resources to lower-cost regions and continued merger-related SG&A consolidation. We estimate that the charges associated with such actions, which will be recorded in fiscal 2005, will be in the range of $10.0 million to $15.0 million.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of conventional operating leases, capital commitments, employee commitments, and purchase commitments as described in Notes 10 and 11 of Notes to Consolidated Financial Statements. We also have contingent liabilities for other items assigned to Mindspeed and Skyworks at the time of their separation from Conexant. See Note 10 of Notes to the Consolidated Financial Statements. We do not have any special purpose entities or variable interest entities as of September 30, 2004.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to allowances for doubtful accounts, inventories, long-lived assets, in-process research and development (IPR&D), valuation of and estimated lives of identifiable intangible assets, income taxes, valuation of derivative instruments, restructuring costs, long-term employee benefit plans and other contingencies. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

Business combinations

We account for acquired businesses using the purchase method of accounting which requires that the assets and liabilities assumed be recorded at the date of acquisition at their respective fair values. Because of the expertise required to value intangible assets and IPR&D, we typically engage a third party valuation firm to assist management in determining those values. Valuation of intangible assets and IPR&D entails significant estimates and assumptions including, but not limited to: determining the timing and expected costs to complete projects, estimating future cash flows from product sales, and developing appropriate discount rates and probability rates by project. We believe that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. To the extent actual results differ from those estimates, our future results of operations may be affected by incurring charges to our statements of operations. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

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

Deferred income taxes

We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly. We record a valuation allowance to reduce our deferred tax assets to the net amount that is more likely than not to be realized. Our assessment of the need for a valuation allowance is based upon our history of operating results, expectations of future taxable income and the ongoing prudent and feasible tax planning strategies available to us. In the event that we determine that we will not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination is made. Likewise, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination is made. To the extent that we realize a benefit from reducing the valuation allowance on acquired deferred tax assets, the benefit will be credited to goodwill.

Inventories

We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over nine to twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management.

In the event that actual demand or product pricing is lower than originally projected, additional inventory write-downs may be required.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We use a specific identification method for some items, and a percentage of aged receivables for others. The percentages are determined based on our past experience. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

Non-marketable equity securities

We have a portfolio of strategic investments in non-marketable equity securities. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are accepted, as well as their ability to obtain venture capital funding to continue operations and to grow. We review all of our investments periodically for impairment and an impairment analysis of non-marketable equity securities requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or by others. Overall business valuations have declined significantly over the past two years, and as a result we have experienced substantial impairments in the value of non-marketable equity securities investments we hold. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of our investments that may not be reflected in their current carrying values, which could require additional impairment charges to write down the carrying values of such investments.

Revenue recognition

Revenue from product sales is recognized upon shipment to the customer, when the risk of loss has been transferred to the customer, price and terms are fixed, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for a right to return unsold products. Recognition of revenue on all sales to these distributors is deferred until the products are sold by the distributors to a third party. A reserve for sales returns and allowances for other customers is recorded based on historical experience or specific identification of an event necessitating a reserve. . Our revenue recognition policy is significant because our revenue is a key component of our operations and the timing of revenue recognition determines the timing of certain expenses, such as sales commissions. Revenue results are difficult to predict, and any shortfall in revenues could cause our operating results to vary significantly from period to period.

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

Restructuring charges

We recorded $9.3 million, $5.2 million, and $16.1 million of restructuring charges in fiscal years 2004, 2003 and 2002, respectively. These charges relate primarily to reductions in our workforce and related impact on the use of facilities. The estimated charges contain estimates and assumptions made by management about matters which are uncertain at the time, for example the timing and amount of sublease income that will be achieved on vacated property and the operating costs to be paid until lease termination. While we have used our best estimates based on facts and circumstances available at the time, different estimates reasonably could have been used in the relevant periods, and the actual results may be different, and those differences could have a material impact on the presentation of our financial condition or results of operations. Our policies require us to review the estimates and assumptions periodically and reflect the effects of those revisions in the period that they are determined to be necessary. In addition, as a result of the Merger in February 2004, we acquired $11.5 million (as adjusted) of additional restructuring liabilities which were recorded through the purchase price allocation. Such amounts also contain estimates and assumptions made by management, and will be reviewed periodically and adjusted accordingly.

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

Our cash and cash equivalents, and short-term marketable securities are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2004, the carrying value of our cash and cash equivalents and short-term marketable securities approximates fair value. Our long-term marketable securities (consisting of corporate bonds and government agency securities) principally have remaining terms of 1 to 3 years. Such securities are subject to interest rate risk. At September 30, 2004, a 10% adverse change in interest rates would result in a $13.7 million decrease in the value of our long-term marketable securities.

Marketable equity securities are subject to equity price risk. For most of our equity security holdings, there are risks associated with the overall state of the stock market, having available buyers for shares we sell, and ultimately being able to liquidate the securities at a favorable price. As of September 30, 2004, a 10% adverse change in equity prices would result in a $15.0 million decrease in the value of our marketable equity securities.

We classify all of our marketable debt and equity securities as available-for-sale securities. As of September 30, 2004, the carrying value of these securities included net unrealized gains of $92.5 million.

We hold a warrant to purchase 30 million shares of common stock of Mindspeed. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of September 30, 2004, a 10% decrease in the market price of Mindspeed’s common stock would decrease the fair value of this warrant by approximately $3.7 million. At September 30, 2004, the market price of Mindspeed’s common stock was $2.06 per share. For fiscal 2004, the market price of Mindspeed’s common stock ranged from a low of $1.95 per share to a high of $11.36 per share.

Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our financial instruments as of September 30, 2004:

(in millions)	Carrying Value	Fair Value
Cash and cash equivalents	$139.0	$139.0
Mutual funds	10.7	10.7
Marketable debt securities	34.7	34.7
Marketable government agency securities	105.2	105.2
Marketable equity securities	150.1	150.1
Mindspeed warrant	26.6	26.6
Long-term debt	711.8	641.9

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, from time to time, we offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At September 30, 2004, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at September 30, 2004, a 10% change in the currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

CONEXANT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$139,031	$76,186
Short-term investments	163,040	99,283
Receivables, net of allowance of $5,974 (2004) and $1,547 (2003)	185,037	79,557
Inventories	194,754	59,548
Deferred income taxes	—	13,600
Mindspeed warrant-current portion	3,599	—
Other current assets	20,768	26,524

Total current assets	706,229	354,698
Property, plant and equipment, net	55,741	36,310
Goodwill	708,544	56,865
Intangible assets, net	135,241	12,506
Deferred income taxes	—	241,260
Mindspeed warrant	23,000	119,230
Marketable securities	137,604	—
Other assets	114,163	110,838

Total assets	$1,880,522	$931,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$141,533	$55,909
Accrued compensation and benefits	40,423	28,865
Restructuring and reorganization liabilities	22,427	12,091
Other current liabilities	67,044	24,816

Total current liabilities	271,427	121,681
Convertible subordinated notes	711,825	581,825
Other liabilities	68,883	61,435

Total liabilities	1,052,135	764,941

Commitments and contingencies	—	—
Shareholders’ Equity
Preferred and junior preferred stock, no par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 1,000,000 authorized shares; 469,441 (2004) and 276,134 (2003) shares issued and 468,257 (2004) and 276,134 (2003) shares outstanding	4,694	2,761
Treasury stock, 1,184 shares at cost	(5,584)	—
Additional paid-in capital	4,648,325	3,506,070
Accumulated deficit	(3,877,176)	(3,332,527)
Accumulated other comprehensive income (loss)	82,551	(9,496)
Notes receivable from stock sales	(576)	—
Unearned compensation	(23,847)	(42)

Total shareholders’ equity	828,387	166,766

Total liabilities and shareholders’ equity	$1,880,522	$931,707

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended September 30,
	2004	2003	2002
Net revenues	$901,854	$599,977	$521,726
Cost of goods sold (including $812 in 2004 related to restructuring actions in the Merger- Notes 2 and 7)	523,129	338,161	317,921

Gross margin	378,725	261,816	203,805
Operating expenses:
Research and development (including non-cash stock compensation of $5,364, $477 and $(595) in 2004, 2003 and 2002, respectively)	239,971	159,354	156,350
Selling, general and administrative (including non-cash stock compensation of $1,773, $1,272 and $(1,499) in 2004, 2003 and 2002, respectively)	125,474	93,426	95,750
Amortization of intangible assets	20,769	3,437	19,489
In-process research and development	160,818	—	—
Special charges	32,801	18,379	30,499

Total operating expenses	579,833	274,596	302,088

Operating loss	(201,108)	(12,780)	(98,283)
Debt conversion costs	—	—	10,435
Gain on extinguishment of debt	—	(42,021)	—
Other expense, net	99,808	5,808	36,870

Income (loss) before income taxes	(300,916)	23,433	(145,588)
Provision (benefit) for income taxes	243,733	(129)	(1,838)

Income (loss) from continuing operations	(544,649)	23,562	(143,750)
Loss from discontinued operations, net of income taxes	—	(728,877)	(737,017)

Net loss	$(544,649)	$(705,315)	$(880,767)

Income (loss) per share, basic:
Continuing operations	$(1.40)	$0.09	$(0.56)
Discontinued operations	—	(2.72)	(2.84)

Net loss	$(1.40)	$(2.63)	$(3.40)

Income (loss) per share, diluted:
Continuing operations	$(1.40)	$0.09	$(0.56)
Discontinued operations	—	(2.65)	(2.84)

Net loss	$(1.40)	$(2.56)	$(3.40)

Number of shares used in per share computation-basic	389,630	268,586	258,998

Number of shares used in per share computation-diluted	389,630	275,230	258,998

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2004	2003	2002
Cash Flows From Operating Activities
Income (loss) from continuing operations	$(544,649)	$23,562	$(143,750)
Adjustments required to reconcile income (loss) from continuing operations to net cash used in operating activities, net of effects of acquisition/dispositions of businesses:
Depreciation	16,151	16,828	29,144
Amortization of intangible assets	20,769	3,437	19,489
In-process research and development	160,818	—	—
Asset impairments	5,435	10,281	13,522
Write-down of non-marketable investments	13,423	39,402	21,207
Provision for losses on accounts receivable	4,475	(3,958)	(5,814)
Inventory provisions	11,586	14,451	14,364
Deferred income taxes	256,041	682	3,667
Stock compensation, option modification charges and other	9,616	2,520	9,196
Debt conversion costs	—	—	10,435
Gain on extinguishment of debt	—	(42,021)	—
Decrease (increase) in fair value of derivative instruments	98,955	(39,632)	—
Gain on sale of investments	(24,071)	(8,618)	—
Other non-cash charges, net	(9,868)	6,103	(1,632)
Changes in assets and liabilities, net of acquisitions/dispositions:
Receivables	(17,782)	(14,621)	21,428
Inventories	(73,524)	(21,910)	2,800
Accounts payable	43,453	(27,166)	5,293
Accrued expenses and other current liabilities	2,878	(10,810)	13,589
Other	(4,719)	19,313	(24,532)

Net cash used in operating activities	(31,013)	(32,157)	(11,594)

Cash Flows From Investing Activities
Purchase of marketable securities	(74,586)	(79,632)	(334,461)
Sale of marketable securities	114,323	142,143	392,902
Refundable deposit	—	—	150,000
Proceeds from sale of assets and investments	57,236	18,228	72,927
Capital expenditures	(17,563)	(19,844)	(13,058)
Advances to Skyworks	—	(35,000)	(30,000)
Repayment of Term Notes and advances by Skyworks	—	170,000	—
Cash received (paid for) acquisitions, net	24,752	(7,714)	(21,000)
Payment of acquisition related costs	(30,196)	—	—
Payment of deferred purchase consideration	(4,000)	—	—
Investments in businesses	(3,015)	(4,500)	(9,800)

Net cash provided by investing activities	66,951	183,681	207,510

Cash Flows From Financing Activities
Proceeds from exercise of stock options and warrants	24,559	22,293	14,733
Repayment of notes receivable from stock sales and other employee notes	2,348	—	—
Repurchase of convertible subordinated notes	—	(56,378)	—

Net cash provided by (used in) financing activities	26,907	(34,085)	14,733

Net cash used in discontinued operations	—	(202,341)	(222,569)

Net increase (decrease) in cash and cash equivalents	62,845	(84,902)	(11,920)
Cash and cash equivalents at beginning of year	76,186	161,088	173,008

Cash and cash equivalents at end of year	$139,031	$76,186	$161,088

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)

	Common Stock		Additional		Accumulated Other	Notes Receivable			Total
	Outstanding		Paid-In	Accumulated	Comprehensive	From	Treasury	Unearned	Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock Sales	Stock	Compensation	Equity
Balance at September 30, 2001	253,859	$253,900	$3,113,205	$(1,566,209)	$(17,204)	$—	$(1,807)	$(8,709)	$1,773,176
Net loss	—	—	—	(880,767)	—	—	—	—	(880,767)
Currency translation adjustment	—	—	—	—	(4,195)	—	—	—	(4,195)
Change in unrealized gains on investments	—	—	—	—	(1,072)	—	—	—	(1,072)
Minimum pension liability adjustment	—	—	—	—	(5,649)	—	—	—	(5,649)
Unrealized loss on forward exchange contracts	—	—	—	—	43	—	—	—	43

Comprehensive loss									(891,640)
Purchase acquisitions	1,420	1,420	16,658	—	—	—	—	—	18,078
Conversion of debt	2,233	2,233	35,720	—	—	—	—	—	37,953
Issuance of common stock and warrants	7,939	7,939	52,303	—	—	—	—	(459)	59,783
Tax benefits from stock plans	—	—	1,175	—	—	—	—	—	1,175
Cancellation of treasury stock	—	(41)	(1,766)	—	—	—	1,807	—	—
Compensation expense related to employee stock plans	225	225	1,749	—	—	—	—	7,609	9,583
Distribution of business (discontinued operations)	—	—	—	(60,431)	—	—	—	150	(60,281)

Balance at September 30, 2002	265,676	265,676	3,219,044	(2,507,407)	(28,077)	—	—	(1,409)	947,827
Net loss	—	—	—	(705,315)	—	—	—	—	(705,315)
Currency translation adjustment	—	—	—	—	2,211	—	—	—	2,211
Change in unrealized gains on investments	—	—	—	—	1,388	—	—	—	1,388
Minimum pension liability adjustment	—	—	—	—	(2,731)	—	—	—	(2,731)

Comprehensive loss									(704,447)
Effect of change in par value	—	(263,779)	263,779	—	—	—	—	—	—
Purchase acquisitions	150	2	812	—	—	—	—	—	814
Issuance of common stock	10,308	862	21,971	—	—	—	—	(154)	22,679
Tax benefits from stock plans	—	—	464	—	—	—	—	—	464
Compensation expense related to employee stock plans	—	—	—	—	—	—	—	1,521	1,521
Distribution of business (discontinued operations)	—	—	—	(119,805)	17,713	—	—	—	(102,092)

Balance at September 30, 2003	276,134	2,761	3,506,070	(3,332,527)	(9,496)	—	—	(42)	166,766
Net loss	—	—	—	(544,649)	—	—	—	—	(544,649)
Currency translation adjustment	—	—	—	—	(183)	—	—	—	(183)
Change in unrealized gains on investments	—	—	—	—	90,551	—	—	—	90,551
Minimum pension liability adjustment	—	—	—	—	1,679	—	—	—	1,679

Comprehensive loss									(452,602)
Purchase acquisitions	180,553	1,805	1,108,138	—	—	(2,469)	(4,778)	(30,948)	1,071,748
Issuance of common stock	12,754	128	32,859	—	—	—	—	—	32,987
Interest earned on notes receivable	—	—	—	—	—	(39)	—	—	(39)
Settlement of notes receivable	—	—	—	—	—	1,932	(806)	—	1,126
Tax benefits from stock plans	—	—	462	—	—	—	—	—	462
Stock option modifications	—	—	796	—	—	—	—	—	796
Compensation expense related to employee stock plans	—	—	—	—	—	—	—	7,143	7,143

Balance at September 30, 2004	469,441	$4,694	$4,648,325	$(3,877,176)	$82,551	$(576)	$(5,584)	$(23,847)	$828,387

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

On February 27, 2004, the Company completed the merger with GlobespanVirata, Inc. (GlobespanVirata) with GlobespanVirata becoming a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was accounted for under the purchase method of accounting with the Company as the acquiror. In exchange for 100% of the outstanding shares of common stock of GlobespanVirata (approximately 150.7 million shares), Conexant issued 1.198 shares of its common stock for each share of GlobespanVirata common stock outstanding (or approximately 180.6 million shares of Conexant common stock) and each outstanding option and warrant to purchase GlobespanVirata common stock was adjusted and converted into an option or warrant to purchase Conexant common stock based on the 1.198 merger ratio (or approximately 43.6 million options to purchase shares of Conexant common stock). In May 2004, the GlobespanVirata, Inc. subsidiary was renamed Conexant, Inc., and hereinafter will be referred to as Conexant, Inc., and the overall business combination is hereinafter referred to as the Merger.

On June 27, 2003, the Company completed the distribution to its shareholders of all outstanding shares of its wholly owned subsidiary Mindspeed Technologies, Inc. (Mindspeed), to which Conexant contributed its Internet infrastructure business, including the stock of certain subsidiaries, and certain other assets and liabilities, including $100.0 million in cash (hereinafter, the Mindspeed Spin). In the Mindspeed Spin, Conexant shareholders received one share of Mindspeed common stock for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares. Mindspeed issued the Company a warrant to purchase 30 million shares of Mindspeed common stock, representing approximately 20 percent of Mindspeed’s then outstanding common stock on a fully diluted basis. The warrant is exercisable until June 27, 2013 at an exercise price of $3.408 per share. The fair value of the warrant is recorded as an asset on the Company’s consolidated balance sheet. Additionally, the Company entered into a senior secured revolving credit facility pursuant to which Mindspeed may borrow up to $50.0 million, subject to certain restrictions, for working capital and general corporate purposes. In December 2004, the Mindspeed credit facility was terminated. See Note 18.

On June 25, 2002, the Company completed the distribution to its shareholders of outstanding shares of its wholly owned subsidiary Washington Sub, Inc. (Washington), to which the Company contributed its wireless communications business, other than certain assets and liabilities which were retained. Immediately thereafter, Washington merged with and into Alpha Industries, Inc. (Alpha), with Alpha the surviving corporation. As a result of these transactions, Conexant shareholders received 0.351 of a share of Alpha common stock for each Conexant share held and the Conexant shareholders continued to hold their Conexant shares. Upon completion of the these transactions, Alpha and its subsidiaries purchased Conexant’s semiconductor assembly and test facility located in Mexicali, Mexico and Conexant’s package design team that supports the Mexicali facility (together, the Mexicali Operations) for $150.0 million. Effective June 26, 2002, Alpha changed its name to Skyworks Solutions, Inc. (Skyworks). All these transactions, on a combined basis, are hereinafter referred to as the Skyworks Spin.

Basis of Presentation – The consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and each of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal Year – The Company maintains a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal 2004 comprised 52 weeks and ended on October 1, 2004. Fiscal year 2003 comprised 53 weeks and ended on October 3. Fiscal year 2002 comprised 52 weeks and ended on September 27. For convenience, the accompanying consolidated financial statements have been shown as ending on the last day of the calendar month.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to the allowance for doubtful accounts, inventories, long-lived assets, valuation of derivative financial instruments and investments, restructuring reserves, in-process research and development, valuation of and estimated useful lives of identifiable intangible assets, long-term employee benefit plans, income taxes and litigation. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

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

Cash, Cash Equivalents and Investments – marketable securities – The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values. Short-term marketable securities consist of mutual funds, debt securities with original maturity dates between ninety days and one year, and equity securities. Long-term marketable securities consist of debt securities with original maturity dates greater than one year. The Company’s investments are classified as available-for-sale, and are reported at fair value at the balance sheet date. The unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). Management determines the appropriate classification of debt securities at the time of purchase and reassesses the classification at each reporting date. Gains and losses on the sale of available-for-sale investments are determined using the specific-identification method.

Equity securities included in short-term marketable securities represent the Company’s common stock holdings in publicly traded companies and are classified as short-term based on the Company’s ability and intent to liquidate the securities as necessary to meet liquidity requirements. The reported fair value of these equity securities is based on the quoted market prices of the securities at each reporting date. Based on the overall state of the stock market, the availability of buyers for the shares when the Company wants to sell, and other restrictions, at any point in time the amounts ultimately realized upon liquidation of these securities may be significantly different than the carrying value.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total cash, cash equivalents and marketable securities are as follows (in thousands):

	September 30,	September 30,
	2004	2003
Cash and cash equivalents	$139,031	$76,186

Skyworks 15% convertible senior subordinated notes	—	55,566
Equity securities- Skyworks Solutions, Inc. (6.2 million shares at September 30, 2004, 0.5 million shares at September 30, 2003)	61,767	4,576
Equity securities- SiRF Technologies, Inc. (5.9 million shares at September 30, 2004)	87,509	—
Other short-term marketable securities (primarily mutual funds, domestic government agency securities and corporate debt securities)	13,764	39,141

Subtotal- short-term investments	163,040	99,283

Long-term marketable securities (primarily domestic government agency securities and corporate debt securities)	137,604	—

	$439,675	$175,469

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

Investments – The Company accounts for non-marketable investments using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of income or losses and distributions. The Company records its share of the investees’ earnings or losses in other income (expense) in the consolidated statement of operations. Additional investments by other parties in the investee will result in a reduction in the Company’s ownership interest, and the resulting gain or loss will be recorded in other income (expense) in the consolidated statement of operations. Where the Company is unable to exercise significant influence over the investee, investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. See Note 7, Other Assets, for further information on investments.

Impairment of Long-Lived Assets – Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. See Note 15 for discussion of impairment charges for long-lived assets in fiscal years 2004, 2003 and 2002.

Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by SFAS 142. The estimates and assumptions described above (along with other factors such as discount rates) will affect the outcome of the impairment tests and the amounts of any resulting impairment losses. The Company performed its annual assessment of goodwill and determined that no impairment exists as of September 30, 2004.

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

Derivative Financial Instruments – Derivative financial instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value. The Company’s derivative financial instruments principally consist of foreign currency forward exchange contracts which the Company uses to manage its exposure to foreign currency risks, the Mindspeed warrant, and prior to its conversion to Skyworks common stock, the conversion rights of the Skyworks convertible notes. The Company’s objectives are to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company designates certain forward contracts as hedges of forecasted intercompany transactions. Unrealized gains and losses on these contracts are recorded as a component of accumulated other comprehensive income. Other forward contracts are designated as hedges of intercompany accounts of the Company’s foreign subsidiaries. Unrealized gains and losses on these forward contracts are recorded currently through earnings and offset the corresponding losses and gains on the assets and liabilities being hedged. At September 30, 2004, the Company had no foreign currency forward contracts outstanding. During fiscal 2004, 2003 and 2002, there were no significant gains or losses recognized in earnings for hedge ineffectiveness.

Prior to its conversion to Skyworks common stock in May 2004, the Company accounted for the right to convert the Skyworks 15% convertible senior subordinated notes into shares of Skyworks common stock as an embedded derivative instrument. Changes in the fair value of the Skyworks 15% convertible senior subordinated notes resulting from changes in the value of the conversion right were included in other (income) expense, net each period. The Company also accounts for the Mindspeed warrant as a derivative instrument (see Note 7), and changes in the fair value of the warrant are included in other (income) expense, net each period.

Earnings (Loss) Per Share – Basic income (loss) per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company’s convertible subordinated notes for the period of time such notes were outstanding, if such stock options and convertible notes are dilutive. In periods of a net loss position, basic and diluted weighted average shares are the same.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of the numerator and denominator of basic and diluted earnings per share:

	2004	2003	2002
Numerator (dollars in thousands):
Income (loss) from continuing operations	$(544,649)	$23,562	$(143,750)
Loss from discontinued operations, net of income taxes	—	(728,877)	(737,017)

Net loss	$(544,649)	$(705,315)	$(880,767)

Denominator (weighted-average number of shares in thousands):
Weighted average shares outstanding- basic	389,630	268,586	258,998
Stock options and warrants (under the treasury stock method)	—	6,644	—

Weighted average shares outstanding - diluted	389,630	275,230	258,998

The potential dilutive effect of the common stock equivalents shown below was not included in the denominator for the computation of diluted earnings per share for the respective periods, as the effect of these securities was antidilutive:

(weighted-average number of shares, in thousands)	2004	2003	2002

Stock options and warrants (under the treasury stock method)	18,255	—	4,616
4.25% Convertible Subordinated Notes due 2006	7,364	6,242	7,342
4% Convertible Subordinated Notes due 2007	12,137	11,178	11,607
5.25% Convertible Subordinated Notes due 2006	3,482	—	—
Restricted stock	13	—	230

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

Had stock-based compensation been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company’s pro forma loss from continuing operations and pro forma loss from continuing operations per share would have been the amounts indicated below (in thousands, except per share amounts):

	2004	2003	2002
Income (loss) from continuing operations, as reported	$(544,649)	$23,562	$(143,750)
Add: expense determined under fair value accounting included in loss from continuing operations, as reported	7,137	1,749	(2,094)
Deduct: total expense determined under fair value accounting for all awards	(57,397)	(60,105)	(104,899)

Pro forma loss from continuing operations	$(594,909)	$(34,794)	$(250,743)

Income (loss) from continuing operations per share- basic, as reported	$(1.40)	$0.09	$(0.56)
Pro forma loss from continuing operations per share- basic	$(1.53)	$(0.13)	$(0.97)
Income (loss) from continuing operations per share-diluted, as reported	$(1.40)	$0.09	$(0.56)
Pro forma loss from continuing operations per share- diluted	$(1.53)	$(0.13)	$(0.97)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the stock-based awards is assumed to be amortized to expense over the instruments’ vesting period. The fair value has been estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	3.3%	3.2%	2.9%
Expected volatility	97%	97%	100%
Dividend yield	—	—	—
Expected life (years)	4.1	4.5	4.5
Weighted-average fair value of options granted	$4.91	$2.27	$8.65

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

Concentrations – Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, investments, and trade accounts receivable. The Company invests its cash balances through high-credit quality financial institutions. The Company places its investments in investment-grade debt securities and limits its exposure to any one issuer. The Company’s trade accounts receivable primarily are derived from sales to manufacturers of communications products, consumer products and personal computers. Management believes that credit risks on trade accounts receivable are moderated by the diversity of its products, end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

At September 30, 2004, no customer accounted for more than 10% of the Company’s accounts receivable; at September 30, 2003, four customers accounted for 15%, 14%, 13% and 11% of the Company’s accounts receivable. In fiscal 2004, no customer accounted for 10% or more of net revenues. In fiscal 2003 and 2002, one customer (a distributor) accounted for 11% and 12%, respectively of net revenues and no other customer accounted for 10% or more of net revenues.

Supplemental Cash Flow Information – Interest paid was $26.9 million, $25.9 million and $28.6 million during fiscal 2004, 2003 and 2002, respectively. Net income taxes paid(refunds received) were $(14.9) million, $2.5 million and $(9.1) million during fiscal 2004, 2003 and 2002, respectively.

Non-cash activities: The Company satisfied $7.5 million, $2.1 million and $31.2 million of liabilities from employee payroll deductions by issuing shares of its common stock in connection with its Employee Stock Purchase Plan (see Note 13) and its Retirement Savings Plan (see Note 14), in fiscal years 2004, 2003 and 2002, respectively. See Note 2 for a discussion of common stock, common stock options, net assets acquired, and other items in the Company’s acquisitions.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Comprehensive Income (Loss) – Other comprehensive income (loss) includes foreign currency translation adjustments, unrealized holding gains on available-for-sale marketable securities, unrealized gains (losses) on forward exchange contracts, and minimum pension liability adjustments. The components of accumulated other comprehensive loss at fiscal year-ends are as follows (in thousands):

	2004	2003
Foreign currency translation adjustments	$(3,206)	$(3,023)
Unrealized gains on available-for-sale securities	92,458	1,907
Minimum pension liability adjustments	(6,701)	(8,380)

Accumulated other comprehensive income (loss)	$82,551	$(9,496)

Business Enterprise Segments – The Company operates in one reportable operating segment, broadband communications. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although the Company had four operating segments at September 30, 2004, under the aggregation criteria set forth in SFAS No. 131, the Company only operates in one reportable operating segment, broadband communications.

Under SFAS No. 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

The Company meets each of the aggregation criteria for the following reasons:

•	the sale of products is the only material source of revenue for each of its four operating segments;

•	the products sold by each of its operating segments use the same standard manufacturing process;

•	the products marketed by each of its operating segments are sold to similar customers; and

•	all of its products are sold through an internal sales force and common distributors.

Because the Company met each of the criteria set forth above and each of its operating segments has similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table shows the Company’s annual net loss and net loss per share, adjusted for the effect of the adoption of the non-amortization provisions of SFAS 142 (in thousands, except per share amounts):

	2003	2002
Net loss, as reported	$(705,315)	$(880,767)
Amortization of goodwill	—	277,388
Amortization of assembled workforce previously classified as an intangible asset	—	1,899

Adjusted net loss	$(705,315)	$(601,480)

Loss per share, basic:
Net loss, as reported	$(2.63)	$(3.40)
Adjusted net loss	(2.63)	(2.32)
Loss per share, diluted:
Net loss, as reported	$(2.56)	$(3.40)
Adjusted net loss	(2.56)	(2.32)

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Acquisitions

Merger with GlobespanVirata, Inc.

On February 27, 2004, the Company completed its merger with GlobespanVirata, with GlobespanVirata becoming a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was accounted for under the purchase method of accounting with the Company as the acquiror. In exchange for 100% of the outstanding shares of common stock of GlobespanVirata (approximately 150.7 million shares), the Company issued 1.198 shares of Conexant common stock for each share of GlobespanVirata common stock outstanding (or approximately 180.6 million shares of Conexant common stock) and each outstanding option and warrant to purchase GlobespanVirata common stock was adjusted and converted into an option or warrant to purchase Conexant common stock based on the 1.198 merger ratio (or approximately 43.6 million options and warrants to purchase shares of Conexant common stock). In May 2004, the GlobespanVirata, Inc. subsidiary was renamed Conexant, Inc., and hereinafter will be referred to as Conexant, Inc., and the overall business combination is hereinafter referred to as the Merger.

The purchase consideration is summarized as follows (in thousands):

Fair market value of Conexant common stock issued	$1,027,342
Fair value of Conexant common stock options issued	81,011
Transaction costs	12,900

Total purchase consideration	$1,121,253

The fair value of Conexant common stock and stock options issued of $1.1 billion has been allocated to common stock and additional paid-in capital. The fair market value of the 180.6 million shares of common stock issued was determined using a per share price of $5.69 (the average of the closing market prices of Conexant common stock on the day of the announcement of the Merger, November 3, 2003, and on the three business days before and after the announcement date). In accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, the $111.9 million fair value of the 43.6 million Conexant common stock options granted to replace the acquired common stock options was determined using a Black-Scholes option pricing model with the following assumptions: market price of $5.69 per share, volatility of 97%, risk-free rate of return of 3.2%, expected lives of 4.5 years and no dividend yield. Approximately $30.9 million in intrinsic value associated with the unvested stock options has been allocated to unearned compensation and will be amortized to expense over the

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

average remaining vesting period of approximately 2.6 years. A total of $7.1 million of this unearned compensation was recognized as an expense in the year ended September 30, 2004.

In connection with the Merger, the Company began to formulate a reorganization and restructuring plan (the Reorganization Plan). As a result of the Reorganization Plan, the Company recorded restructuring and asset impairment charges related to Conexant’s operations of $14.6 million during the year ended September 30, 2004. These charges are included in Special Charges and Cost of Goods Sold in the accompanying consolidated statement of operations. Additionally, the Company initially recognized $14.8 million as liabilities assumed in the purchase business combination related to restructuring liabilities for estimated costs related to Conexant, Inc. facilities consolidation and the related impact on Conexant, Inc. outstanding real estate leases and Conexant, Inc. involuntary employee terminations and relocations. Subsequent to the Merger, but prior to September 30, 2004, these liabilities were reduced by $3.3 million against the purchase price allocation (goodwill) for certain facilities related decisions and revised estimates of severance and relocation costs. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141 entitled “Business Combinations” and EITF 95-3 entitled “Recognition of Liabilities in Connection with a Purchase Business Combination”. Finalization and execution of the Reorganization Plan is not yet complete and further actions may be taken such as additional or different facilities impairments, workforce reductions or relocations and/or product related decisions with respect to duplicate technology licenses, duplicate maintenance contracts, production masks and inventory of goods for which there will no longer be an active market for the combined company. The Reorganization Plan and its related actions are expected to be completed by the end of calendar 2004, and when taken, charges and/or reductions will be recorded as an adjustment to goodwill. Any actions relating to the acquiring corporation will be charged against operations. See Note 15 for a further description of the Company’s reorganization and restructuring plans.

In the Merger, the Company acquired a $4.8 million reserve for income tax contingencies for foreign income tax matters which arose due to items recorded in the income tax returns of the former GlobespanVirata subsidiaries. In the quarter ended September 30, 2004, upon further review of the information, the Company increased the reserve for these income tax contingencies against the purchase price allocation (goodwill) by an additional $3.4 million. As these pre-acquisition contingencies continue to evolve and settle with the taxing authorities, the Company will record such changes, favorable or unfavorable, against the purchase price allocation (goodwill) through the expiration of the allocation period (the March 2005 quarter) as defined by SFAS No. 141. If the contingencies are not settled by the March 2005 quarter, any changes after that date, whether favorable or unfavorable, will be recorded to operations.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following sets forth the Company’s estimates of the fair values of the assets acquired and liabilities assumed in the Merger as of February 27, 2004, as revised for matters discussed above (in thousands). The amounts below may change further as the Reorganization Plan is completed and the pre-acquisition tax contingencies are resolved.

Cash and cash equivalents	$42,515
Short-term and long-term investments	153,099
Accounts receivable	91,259
Inventories	73,281
Prepaids and other current assets	4,236
Property and equipment	46,883
Other long-term assets	20,600
Identifiable intangible assets	137,931
In-process research and development	160,818
Goodwill	632,403
Accounts payable	(41,580)
Accrued expenses	(78,048)
Accrued restructuring and reorganization liabilities	(11,465)
Long-term debt	(130,000)
Other long-term liabilities	(23,284)
Treasury stock	9,188
Notes receivable from stock sales	2,469
Unearned compensation	30,948

Net assets acquired	$1,121,253

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

The identifiable intangible assets were valued using the income approach and a discount rate of 18%. The developed technologies consist of eight products in the digital subscriber line (DSL) and wireless local area network (LAN) categories. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the current technology. The type of income approach utilized for the trademark was the relief from royalty methodology, under which an estimate is made as to the appropriate royalty income that would be negotiated in an arm’s length transaction if the subject intangible asset were licensed from an independent third-party owner. These assets are being amortized on a straight-line basis over their estimated useful lives ranging from 2 to 7 years, with a weighted-average life of approximately 5 years. Amortization expense for these intangible assets was $16.6 million for the year ended September 30, 2004. The amount recorded as goodwill of $632.4 million is not deductible for tax purposes.

The amount allocated to IPR&D of $160.8 million was expensed upon completion of the Merger (as a charge not deductible for tax purposes) as it was determined that the underlying products had not reached technological feasibility, had no alternative uses and successful development was uncertain. The Company identified and valued two IPR&D projects relating to the development of DSL and wireless LAN products. The DSL project represented 70% of the total IPR&D acquired. Both projects were approximately 87% complete at the date of the merger. The estimated costs to complete for the DSL and wireless LAN projects were approximately $14.1 million and $6.2 million, respectively. These projects will be completed in fiscal 2005. The fair values assigned to these projects were based on the income approach and used projected cash flows which were discounted at a rate of 19%. The discount rate was derived from a weighted-average cost of capital analysis, adjusted upwards to reflect additional risks inherent in the development process, including the probability of achieving technological success and market acceptance. Each of the IPR&D projects was analyzed considering technological innovations, the existence and

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

utilization of core technology, the complexity, costs and time to complete the remaining development efforts, and stage of completion. The discount rate reflects the stage of completion and other risks inherent in the projects. The material risks associated with the incomplete projects are the ability to complete the items within the outlined timeframes and within the allocated cost guidelines, and ultimately to sell the products to end-users.

Management is responsible for the amounts determined for IPR&D as well as developed technologies and believes that that amounts are representative of fair values. Through September 30, 2004, actual results do not materially differ from the estimates used in the valuations of IPR&D or developed technologies.

The treasury stock of $9.2 million represented the value of the 1.25 million shares of Conexant common stock held by iCompression, a subsidiary of the former GlobespanVirata, which were effectively repurchased at the acquisition date of February 27, 2004.

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

	Year ended September 30,
	2004	2003
Net revenues	$1,088,630	$892,954
Net loss	(568,542)	(795,949)
Net loss per common share – basic and diluted	(1.23)	(1.77)

The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had the merger closed on October 1, 2003 and 2002, respectively.

Acquisition of Amphion Semiconductor

On June 29, 2004, the Company purchased all the outstanding capital stock of Amphion Semiconductor Limited (Amphion), a company located in Belfast, Northern Ireland specializing in developing video compression technology. The Company completed this strategic acquisition as a complement to existing products. The consideration for this purchase was $20.0 million in cash, 600,000 shares of common stock (valued at $6.0 million) and $0.4 million in transaction costs. Net tangible assets acquired were $2.4 million. The excess of the purchase price over the net tangible assets was assigned to developed technology of $4.2 million and $19.4 million to goodwill. The developed technology will be amortized on a straight-line basis over five years. The amount recorded as goodwill of $19.4 million is not deductible for tax purposes.

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During fiscal 2003 and 2002, the Company completed the following acquisitions that were accounted for using the purchase method of accounting.

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

The tangible assets of the acquired business totaled $2.5 million. Assumed liabilities totaled $0.5 million. Identifiable intangible assets, principally consisting of developed technology and customer-related intangibles, total $3.6 million and are being amortized over estimated lives of five years. The residual amount of $6.2 million is classified as goodwill and is deductible for income tax purposes.

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

Under the asset purchase agreement, the Company guaranteed the value of the shares issued to iCompression for a defined period through September 2003 (subject to certain conditions and elections). In the event that the common stock delivered to iCompression (including the shares of Skyworks common stock received in respect thereof) did not maintain a market value per share equal to or greater than $12.00 for at least seven consecutive trading days during the guaranty period, Conexant would be required to make an additional cash payment to iCompression for the difference between $12.00 and the market value per share of such shares as of specified dates. Consequently, the Company valued the shares delivered to iCompression at the guaranteed value of $12.00 per share. In September 2003, the Company paid $0.7 million cash to iCompression in full settlement of this guaranty. The payment was recorded as a reduction of shareholders’ equity in accordance with SFAS No. 141.

The tangible assets of the acquired video compression business totaled $0.3 million, net of liabilities of $1.6 million. The results of operations of the video compression business are included in the consolidated financial statements from the date of acquisition. The pro forma effect of this acquisition was not material to the Company’s results of operations in fiscal 2002.

Consideration for the acquisitions in fiscal 2004, 2003 and 2002 consisted of cash, shares of the Company’s common stock or a combination of cash and stock and the fair value of outstanding stock options of the acquired companies converted into options to purchase shares of the Company’s common stock. The value of the common stock issued was based on market prices at the time of announcement of the acquisition.

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

3. Discontinued Operations

Mindspeed Technologies

On June 27, 2003, Conexant completed the distribution to Conexant shareholders of all outstanding shares of Mindspeed Technologies, Inc. (Mindspeed), a wholly owned subsidiary of Conexant to which Conexant contributed its Internet infrastructure business, including the stock of certain subsidiaries, and certain other assets and liabilities, including $100.0 million in cash (hereinafter, the Mindspeed Spin). In the Mindspeed Spin, Conexant shareholders received one share of Mindspeed common stock for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares. Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock, representing approximately 20 percent of Mindspeed’s outstanding common stock on a fully diluted basis. The warrant is exercisable until June 27, 2013 at an exercise price of $3.408 per share (the fair market value on the date of grant of the warrant). The warrant was initially assigned a fair value of $89.0 million (recorded as a return of capital to Conexant) using the Black-Scholes option pricing model (assuming volatility of 90%, a risk-free interest rate of 3.5%, and no dividend yield), and is presented as an asset on the consolidated balance sheet. The carrying value of the net assets which the Company contributed to Mindspeed in June 2003 was $193.4 million. Additionally, Conexant entered into a senior secured revolving credit facility pursuant to which Mindspeed may borrow up to $50.0 million for working capital and general corporate purposes. In December 2004, the Mindspeed credit facility was terminated (see Notes 11 and 18).

Wireless Communications and Mexicali Operations

On June 25, 2002, Conexant completed the distribution to Conexant shareholders of outstanding shares of Washington Sub, Inc. (Washington), a wholly owned subsidiary of Conexant to which Conexant contributed its wireless communications business, other than certain assets and liabilities which Conexant retained. Immediately thereafter, Washington merged with and into Alpha Industries, Inc. (Alpha), with Alpha the surviving corporation. Together, these transactions are hereinafter referred to as the Skyworks Spin. As a result of the Skyworks Spin, Conexant shareholders received 0.351 of a share of Alpha common stock for each Conexant share held and the Conexant shareholders continued to hold their Conexant shares. Effective June 26, 2002, Alpha changed its name to Skyworks Solutions, Inc. (Skyworks).

In connection with the Skyworks Spin, Alpha and its subsidiaries purchased Conexant’s semiconductor assembly and test facility located in Mexicali, Mexico including Conexant’s package design team that supports the Mexicali facility (together, the Mexicali Operations) for $150.0 million. In connection with the purchase, Conexant, Alpha and certain subsidiaries of Alpha entered into a financing agreement pursuant to which Alpha and a subsidiary of Alpha delivered to Conexant promissory notes for $150.0 million (the Term Notes) guaranteed by Alpha and certain Alpha subsidiaries and secured by substantially all assets of Alpha in payment of the purchase price for the Mexicali Operations. The financing agreement also provided for a revolving credit facility under which Alpha could borrow up to $100.0 million, less specified reserves, for one year at the same interest rate and with the same security applicable to the Term Notes. As of September 30, 2002, borrowings of $30.0 million were outstanding under the credit facility.

In November 2002, the Company restructured the financing agreements with Skyworks. Skyworks repaid $105.0 million of the principal amount and all accrued interest owed to the Company under the Term Notes and the remaining principal amount of the Term Notes was exchanged for $45.0 million principal amount of the Skyworks 15% convertible senior subordinated notes with a maturity date of June 30, 2005. Skyworks also repaid all amounts

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

outstanding under the credit facility, the credit facility was cancelled and the Company released all security interests in Skyworks’ assets and properties. In May 2004, the senior subordinated notes were converted into 5.7 million shares of Skyworks’ common stock (see Note 6).

The Skyworks Spin was completed pursuant to the Contribution and Distribution Agreement and the Agreement and Plan of Reorganization entered into as of December 16, 2001 (the measurement date for financial accounting purposes), as amended. The carrying value of the net assets which the Company contributed to Washington (including the Mexicali Operations) in June 2002 was $210.4 million.

The accompanying consolidated financial statements have been restated to reflect the wireless communications business and Mexicali Operations, and the Mindspeed Technologies business, which were completed in fiscal 2002 and fiscal 2003, respectively, as discontinued operations. For financial accounting purposes, the sale of the Mexicali Operations by Conexant to Skyworks was treated as if Conexant had contributed the Mexicali Operations to Washington as part of the Skyworks Spin, and the $150.0 million purchase price was treated as a return of capital to Conexant.

The operating results of the discontinued wireless communications business, Mexicali Operations and the discontinued Mindspeed Technologies business, including the separation costs paid by the Company, included in the accompanying consolidated statements of operations were as follows (in thousands):

	2003	2002
Net revenues	$58,719	$352,967

Loss before income taxes	$(155,231)	$(733,169)
Provision for income taxes	462	3,848
Cumulative effect of change in accounting for goodwill	(573,184)	—

Loss from discontinued operations	$(728,877)	$(737,017)

	2003	2002
Loss from discontinued operations:
Wireless communications business and Mexicali Operations	$—	$(68,431)
Mindspeed Technologies business	(728,877)	(668,586)

Loss from discontinued operations	$(728,877)	$(737,017)

4. Sales of Assets

Fiscal 2004

In fiscal 2004, the Company sold a portion of its common stock ownership in SiRF Technology Holdings, Inc. (SiRF) after SiRF’s initial public offering in April 2004. The Company sold approximately 2.5 million shares in SiRF for net proceeds of $28.2 million, which resulted in a gain of $26.5 million. The Company continues to hold approximately 5.9 million shares of common stock of SiRF as a short-term investment which is included in marketable securities (see Note 5).

In fiscal 2004, the Company sold several of its cost basis investments in early stage technology companies for cash of $5.9 million, with an additional $1.0 million to be held in escrow for a period of eighteen to twenty four months for potential buyer indemnity claims. A total loss of $3.0 million was recognized on these sales. In addition, the Company sold a building for net cash proceeds totaling $22.8 million. A loss of $3.2 million was recognized on the sale.

Fiscal 2003

In fiscal 2003, the Company sold certain manufacturing assets to Jazz for $1.0 million payable over four quarters. A $4.8 million impairment loss was recognized on these assets.

In fiscal 2003, the Company sold two of its cost basis investments in early stage technology companies for cash of $15.0 million, with an additional $2.1 million to be held in escrow for a period of twelve to eighteen months for

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

potential buyer indemnity claims. A total gain of $8.6 million was recognized on these sales. In addition, the Company accrued $2.0 million for non-cancelable commitments related to one of these transactions for losses to complete the production of certain inventory items and the rendering of future services.

Fiscal 2002

In March 2002, the Company and The Carlyle Group formed a new specialty foundry company named Jazz Semiconductor, Inc. (Jazz). In the transaction, Conexant contributed its Newport Beach, California wafer fabrication operations and certain intellectual property to Jazz and the Company received $19.3 million in cash and a 45% equity interest in Jazz, having an estimated fair value of $42.5 million. In addition to contributing its Newport Beach wafer fabrication operations (with a carrying value of approximately $43.2 million) and certain related assets and liabilities (with carrying values of $7.4 million and $7.8 million, respectively), the Company also issued to Jazz a warrant to purchase 2.9 million shares of Conexant common stock at a price of $13.05 per share (the fair market value on the date of grant of the warrant) exercisable through January 2005. The warrant had a fair value of $14.2 million, determined by management using the Black-Scholes option pricing model (assuming volatility of 68.5%, a risk-free interest rate of 4.1%, and no dividend yield) and discounted 20% for the lack of marketability. At September 30, 2004, the exercise price of the warrant is $3.76 per share, and is subject to adjustment for certain events. Through September 30, 2004, Jazz has purchased 0.6 million shares under the warrant. The 2.3 million shares remaining subject to the warrant are purchasable until January 2005. In November 2004, the Company extended the expiration date of the warrant until January 2007. See Note 18.

This transaction resulted in a $2.6 million gain, which represented the difference between the Company’s carrying value and the fair value of the net assets deemed to have been sold by the Company to Jazz. The Company accounts for its investment in Jazz under the equity method of accounting. In fiscal 2003, an unrelated party made an additional investment in Jazz thereby reducing the Company’s equity interest in Jazz to 38%. In accordance with Staff Accounting Bulletin (SAB) No. 51, a gain of $0.3 million was recognized upon this additional investment. In fiscal 2004, an unrelated party repaid a $30.0 million note issued in connection with a previous equity investment in Jazz. Also in accordance with SAB No. 51, the Company recognized an $11.4 million gain upon the payment of this note.

In July 2002, the Company completed the planned divestiture of its digital imaging business and merged the business with Zing Network, Inc. to create a new privately held company named Pictos Technologies, Inc. (Pictos). The Company contributed assets to Pictos in exchange for shares of Pictos stock. The Company subsequently sold its investment in Pictos to an unrelated party.

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

5. Marketable Securities

Marketable securities include asset-backed securities, mutual funds, corporate bonds, government securities and marketable equity securities. All of the Company’s marketable securities are classified as available for sale and are recorded at fair value, based upon quoted market prices. As of September 30, 2004, net unrealized gains of $92.5 million on these securities are included in accumulated other comprehensive income.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Marketable securities consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
Short-term investments (in thousands):	Cost	Gains	Losses	Value

September 30, 2004:
Mutual funds	$10,837	$—	$(125)	$10,712
Corporate debt securities	2,274	—	(3)	2,271
Equity securities	56,524	93,533	—	150,057

	$69,635	$93,533	$(128)	$163,040

September 30, 2003:
Skyworks 15% convertible senior subordinated notes	$46,542	$9,024	$—	$55,566
Domestic government agency securities	14,640	25	(18)	14,647
Foreign government securities	2,044	15	—	2,059
Corporate debt securities	21,625	74	(59)	21,640
Equity securities	2,320	3,051	—	5,371

	$87,171	$12,189	$(77)	$99,283

The Company accounted for the Skyworks 15% convertible senior subordinated notes as available-for-sale securities carried at their fair value. Unrealized gains or losses resulting from changes in the fair value of the underlying debt were included in other comprehensive income. The right to convert the Skyworks 15% convertible senior subordinated notes into shares of Skyworks common stock was, for financial accounting purposes, an embedded derivative instrument. Changes in the fair value of the Skyworks 15% convertible senior subordinated notes resulting from changes in the value of the conversion right were included in other (income) expense, net each period. In May 2004, the Company converted the notes into 5.7 million shares of Skyworks common stock at the conversion price of $7.87 per share (see Note 6).

The mutual fund holdings at September 30, 2004 invest in adjustable rate mortgages and government agency securities.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
Long-term investments (in thousands):	Cost	Gains	Losses	Value

September 30, 2004:
Domestic government agency securities	$105,956	$—	$(800)	$105,156
Corporate debt securities	32,595	—	(147)	32,448

	$138,551	$—	$(947)	$137,604

The Company’s long-term marketable securities principally have original contractual maturities from one to three years.

The amortized cost and estimated fair value of debt securities at September 30, 2004, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$110,245	$109,441
Due in 1 – 2 years	22,324	22,174
Due in 2 – 5 years	17,586	17,477
Due after 5 years	1,508	1,495

	$151,663	$150,587

6. Skyworks Notes

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

7. Supplemental Financial Statement Data

Inventories

Inventories at fiscal year-ends consist of the following (in thousands):

	2004	2003
Work-in-process	$99,226	$42,662
Finished goods	95,528	16,886

	$194,754	$59,548

At September 30, 2004 and 2003, inventories are net of $23.3 million and $25.2 million, respectively, of allowances for excess and obsolete inventories.

In the second fiscal quarter of 2004, as a result of strategic decisions made at the time of the Merger, the Company wrote down $0.8 million of on-hand inventory products which will no longer be actively marketed or sold. This amount was charged to cost of goods sold.

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

The assessment of the recoverability of inventories, and the amounts of any write-downs, is based on currently available information and assumptions about future demand (generally over nine to twelve months) and market conditions. Demand for the Company’s products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

The Company may retain and make available for sale some or all of the inventories which have been written down. In the event that actual demand is higher than originally projected, the Company may be able to sell a portion of these inventories in the future. The Company generally scraps inventories which have been written down and are identified as obsolete.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, Plant and Equipment

Property, plant and equipment at fiscal year-ends consist of the following (in thousands):

	2004	2003
Land	$1,960	$1,663
Land and leasehold improvements	17,678	10,477
Buildings	35,133	34,799
Machinery and equipment	152,617	121,162
Construction in progress	178	3,330

	207,566	171,431
Accumulated depreciation and amortization	(151,825)	(135,121)

	$55,741	$36,310

Other Assets

Other assets at fiscal year-ends consist of the following (in thousands):

	2004	2003
Investments	$69,555	$80,353
Other	44,608	30,485

	$114,163	$110,838

Investments consist of non-marketable equity interests in early stage technology companies and the Company’s investment in Jazz.

Goodwill

During fiscal 2004, goodwill was adjusted as follows (in thousands):

Goodwill, September 30, 2003	$56,865
Acquisitions, net of adjustments	651,679

Goodwill, September 30, 2004	$708,544

Intangible Assets

Intangible assets at fiscal year-ends consist of the following (in thousands):

	2004			2003
	Gross	Accumulated		Gross	Accumulated
	Asset	Amortization	Net	Asset	Amortization	Net
Developed technology	$145,946	$(25,359)	$120,587	$15,904	$(7,456)	$8,448
Customer base	2,050	(847)	1,203	2,050	(358)	1,692
Other intangible assets	20,908	(7,457)	13,451	7,443	(5,077)	2,366

	$168,904	$(33,663)	$135,241	$25,397	$(12,891)	$12,506

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	2005	2006	2007	2008	2009
Amortization expense	$31,645	$29,901	$29,169	$28,714	$13,210

Mindspeed Warrant

The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other income (expense), net each period. At September 30, 2004, the aggregate fair value of the Mindspeed warrant was $26.6 million. The current portion of $3.6 million was determined using current pricing data, and the remaining portion was determined using a Black-Scholes model with terms for portions of the

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

warrant varying from 1 to 5 years to coincide with the Company’s intent and ability to liquidate the warrant in installments, volatility of 90%, a risk-free interest rate of 3.2%, and no dividend yield. It is the Company’s intent to liquidate the portion of this warrant classified as current in the next twelve months.

The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.

Other Current Liabilities

Included in other current liabilities at September 30, 2004 and 2003 are $5.8 million and $9.2 million, respectively, of royalty and technology license liabilities.

Other Expense, Net

Other expense, net consists of the following (in thousands):

	2004	2003	2002
Investment and interest income	$(7,742)	$(15,622)	$(13,116)
Interest expense	30,708	28,120	31,069
Change in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes	6,292	(9,402)	—
Change in the fair value of the Mindspeed warrant	92,663	(30,230)	—
Gain on sale of investments	(24,071)	(8,618)	—
Equity in (earnings) losses of equity method investees	(14,422)	3,119	3,864
Write-down of non-marketable investments	13,423	39,402	21,207
Other	2,957	(961)	(6,154)

	$99,808	$5,808	$36,870

In fiscal 2004, an unrelated party repaid a $30.0 million note issued in connection with a previous equity investment in an entity in which the Company owns a 38% interest. In accordance with Staff Accounting Bulletin No. 51, the Company recognized an $11.4 million gain upon the payment of this note, which is included in equity in earnings of equity method investees.

In fiscal 2004, SiRF Technology Holdings, Inc. (SiRF) completed its initial public offering of shares of its common stock at a public offering price of $12.00 per share. The Company sold approximately 2.5 million shares in the SiRF offering for net proceeds of $28.2 million and recorded a related gain of $26.5 million, which is included in gains on sales of investments above.

In fiscal 2004, the Company sold a building for net cash proceeds of $22.8 million. A loss of $3.2 million was recognized on the sale.

In fiscal 2003, the Company sold two of its investments in early stage technology companies for cash of $15.0 million, with an additional $2.1 million to be held in escrow for a period of up to eighteen months for potential buyer indemnity claims. A gain of $8.6 million was recognized on these sales.

During fiscal 2004, 2003 and 2002, the Company recorded charges of $13.4 million, $39.4 million and $21.2 million, respectively, to write down the carrying values of certain non-marketable investments to their estimated fair values (in most cases, zero). The investments consisted of equity interests in early stage technology companies which the Company had accounted for under the cost method. Management estimated the fair value of these investments based upon available financial and other information, including then-current and projected business prospects for the subject companies, and determined that the decline in the fair value of these investments was other than temporary.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income Taxes

The components of the provision (benefit) for income taxes on continuing operations are as follows (in thousands):

	2004	2003	2002
Current:
United States	$(12,890)	$(668)	$(2,767)
Foreign	1,565	457	673
State and local	198	(134)	409

Total current.	(11,127)	(345)	(1,685)

Deferred:
United States	254,286	—	—
Foreign	574	216	(153)
State and local	—	—	—

Total deferred	254,860	216	(153)

	$243,733	$(129)	$(1,838)

The total provision (benefit) for income taxes is recorded as follows (in thousands):

	2004	2003	2002
Continuing operations	$243,733	$(129)	$(1,838)
Discontinued operations	—	462	3,848

	$243,733	$333	$2,010

Deferred income tax assets and liabilities at fiscal year-ends consist of the tax effects of temporary differences related to the following (in thousands):

	2004	2003
Deferred tax assets:
Inventories	$28,757	$17,002
Property, plant and equipment	28,979	33,602
Investments	64,781	64,781
Deferred revenue	7,150	7,059
Accrued compensation and benefits	8,018	6,747
Product returns and allowances	20,033	13,219
Retirement benefits and deferred compensation	2,196	16,621
Intangible assets	167,402	10,234
Capitalized research and development	117,635	65,060
Net operating losses	566,148	364,866
Research and development and investment credits	138,376	120,748
Other, net	35,847	9,107
Valuation allowance	(1,123,077)	(413,049)

Total deferred tax assets	62,245	315,997

Deferred tax liabilities:
Unrealized gains on investments	—	(17,088)
Deferred state taxes	(62,245)	(44,049)

Total deferred tax liabilities	(62,245)	(61,137)

Net deferred tax assets	$—	$254,860

In assessing the realizability of deferred tax assets, SFAS No. 109 establishes a more likely than not standard. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies when making this assessment.

SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s recent cumulative losses, the Company concluded that a full valuation allowance was required as of September 30, 2004.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The valuation allowance as of September 30, 2004 and 2003 was $1.1 billion and $413.0 million, respectively. The net change in the valuation allowance for fiscal 2004 was $710.0 million, which includes $386.0 million of net deferred tax assets acquired in the Merger and $9.5 million related to stock option exercises. To the extent the Company recognizes a future benefit from net deferred tax assets acquired in the Merger, the benefit will be recorded to goodwill. To the extent the Company obtains a tax benefit for the net operating losses attributable to the stock option exercises, such amounts will be recorded to shareholders’ equity.

As of September 30, 2004, the Company has U.S. Federal net operating loss carryforwards of approximately $1.6 billion which expire at various dates through 2023 and aggregate state net operating loss carryforwards of approximately $446.0 million which expire at various dates through 2014. The Company also has U.S. Federal and state income tax credit carryforwards of approximately $66.8 million and $71.6 million, respectively. The U.S. Federal credits expire at various dates through 2023. The state credit carryforwards include California Manufacturers’ Investment Credits of approximately $24.2 million which expire at various dates through 2010, while the remaining state credits have no expiration date. Approximately $19.2 million of additional California Manufacturers’ Investment Credit carryforward was generated while the Company was part of Rockwell. Under the terms of the tax allocation agreement with Rockwell, Conexant must pay Rockwell the benefits from such portion of the credit carryforwards if they are realized.

Tax benefits from the exercise of stock options (including payments received from former affiliated companies, primarily Rockwell and Boeing, under tax allocation agreements) totaling $0.5 million, $0.4 million and $1.2 million for fiscal 2004, 2003 and 2002, respectively, were credited directly to shareholders’ equity.

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision (benefit) for income taxes on continuing operations follows (in thousands):

	2004	2003	2002
U.S. Federal statutory tax at 35%	$(105,321)	$8,202	$(50,956)
State taxes, net of federal effect	(8,567)	(3,444)	(8,110)
Foreign income taxes in excess of U.S	(3,874)	(822)	5,831
Research and development credits	(9,682)	(7,876)	(9,453)
Nondeductible amortization of intangible assets	—	—	3,038
In-process research and development	56,286	—	—
Valuation allowance	314,569	3,569	53,902
Other	322	242	3,910

Provision (benefit) for income taxes	$243,733	$(129)	$(1,838)

Income (loss) before income taxes from continuing operations consists of the following components (in thousands):

	2004	2003	2002
United States	$(318,097)	$19,160	$(130,416)
Foreign	17,181	4,273	(15,172)

	$(300,916)	$23,433	$(145,588)

Certain of the Company’s foreign income tax returns for the years 2001 through 2002 are currently under examination. Management believes that adequate provision for income taxes has been made for all years, and the results of the examinations will not have a material impact on the Company’s financial position, cash flows or results of operations.

No provision has been made for U.S. Federal, state or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $38.0 million and $34.0 million of undistributed earnings of foreign subsidiaries as of September 30, 2004 and 2003, respectively, which have been or are intended to be permanently reinvested.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Long-Term Debt

The Company and its consolidated subsidiaries have three issues of convertible subordinated notes, including the 5.25% Convertible Subordinated Notes which were acquired in the Merger. At September 30, 2004, the components of convertible subordinated notes are as follows (in thousands):

4.0% Convertible Subordinated Notes due February 2007 with a conversion price of $42.43	$515,000
4.25% Convertible Subordinated Notes due May 2006 with a conversion price of $9.08	66,825
5.25% Convertible Subordinated Notes due May 2006 with a conversion price of $22.26	130,000

Total convertible subordinated notes	$711,825

In February 2004 in connection with the Merger, the Company assumed $130.0 million principal of 5.25% Convertible Subordinated Notes, which are unsecured obligations of Conexant, Inc., are contractually subordinated in right of payment to all senior indebtedness of Conexant, Inc., and mature on May 15, 2006. The holders may convert the notes into shares of Conexant common stock at any time prior to maturity at a conversion price of $22.262 per share, subject to adjustment. On and after May 20, 2004, Conexant, Inc. at its option may redeem the notes at any time, in whole or in part, at the redemption price shown in the notes, plus accrued interest, if any.

In February 2000, the Company issued $650.0 million principal amount of its 4% Convertible Subordinated Notes due February 2007 for net proceeds (after costs of issuance) of approximately $631.0 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each February 1 and August 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a current conversion price of $42.432 per share, subject to adjustment for certain events. The notes may be redeemed at the Company’s option at a declining premium to par. During fiscal 2001 and 2003, the Company purchased $35.0 million and $100.0 million, respectively, principal amount of its 4% Convertible Subordinated Notes at prevailing market prices, resulting in net gains of $11.7 million, and $42.0 million, respectively.

In May 1999, the Company issued $350.0 million principal amount of its 4.25% Convertible Subordinated Notes due May 2006 for net proceeds (after costs of issuance) of approximately $339.6 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each May 1 and November 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a current conversion price of $9.075 per share, subject to adjustment for certain events. The notes may be redeemed at the Company’s option at a declining premium to par. During fiscal 2001, approximately $255.2 million principal amount of the Company’s 4.25% Convertible Subordinated Notes was converted into approximately 11.0 million shares of common stock at a cost to the Company of $42.6 million. During fiscal 2002, the Company exchanged 2.2 million shares of its common stock for approximately $28.0 million principal amount of its 4.25% Convertible Subordinated Notes. In connection with the exchanges in fiscal 2002, the Company recognized debt conversion costs of $10.4 million for the fair value of the shares issued in excess of the number of shares issuable in a conversion of the notes pursuant to their original terms.

At September 30, 2004, the fair value of the convertible subordinated notes (based on quoted market prices) was approximately $641.9 million compared to their carrying value of $711.8 million.

10. Commitments

The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $21.3 million, $16.8 million and $13.0 million during fiscal 2004, 2003 and 2002, respectively.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At September 30, 2004, future minimum lease payments under operating leases, excluding any sublease income, were as follows (in thousands):

Fiscal Year
2005	$28,827
2006	21,445
2007	16,795
2008	12,114
2009	9,172
Thereafter	62,097

Total future minimum lease payments	$150,450

At September 30, 2004, the Company has many sublease arrangements on operating leases for terms ranging from near term to approximately 6 years. Aggregate scheduled sublease income based on current terms is approximately $8.5 million.

The summary of future minimum lease payments includes an aggregate of $49.4 million of lease obligations that principally expire through fiscal 2021, which have been accrued for in connection with the Company’s restructuring actions (see Note 15) and previous actions taken by GlobespanVirata prior to the Merger.

The Company purchases a portion of its requirements for silicon-based semiconductor products from Jazz. During the first two years of the supply arrangement with Jazz, the Company’s cost of wafers was an amount which approximated its historical cost. Thereafter, the cost of wafers is based on market prices. Additionally, the Company is obligated to purchase certain minimum annual volumes of wafers during the first three years of the arrangement. In the event the Company’s actual wafer purchases are less than the required minimum volumes, it will be required to make additional payments to Jazz. The Company’s expected minimum purchase obligations under the supply agreement with Jazz, net of a portion of the wafer purchase obligations assumed by a third party, will be approximately $14.0 million in fiscal 2005. The Company is contingently liable for the approximate $12.0 million in the minimum purchase obligations assumed by that third party.

Additionally, the Company entered into a supply agreement with Skyworks in June 2002, under which Skyworks provides semiconductor assembly and test services at the Company’s former Mexicali, Mexico facility. Under this supply agreement, the Company is obligated to purchase certain minimum amounts of assembly and test services during fiscal 2005 in the amount of $10.9 million. In the event the Company’s purchases of assembly and test services are less than the required minimum amounts, it will be required to make additional payments to Skyworks.

The Company currently anticipates meeting each of the annual minimum purchase obligations under the supply agreements with Jazz and Skyworks.

At September 30, 2004, the Company is contingently liable for approximately $17.5 million in operating lease commitments on facility leases that were assigned to Mindspeed and Skyworks at the time of their separation from the Company.

In connection with certain non-marketable equity investments, the Company may be required to invest up to an additional $5.4 million as of September 30, 2004.

The Company has exercised its purchase option for approximately $60.0 million to purchase two buildings in Newport Beach, California which are currently occupied under a lease agreement. The Company’s plan is to complete a sale-leaseback transaction with respect to these facilities in early calendar 2005.

The Company has made commitments to certain employees in the amount of $5.9 million as of September 30, 2004. Such amounts will be earned and paid over the next twelve months.

In November 2004, the Company announced further restructuring actions. See Note 18.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Mindspeed Credit Facility

In connection with the Mindspeed Spin, the Company entered into a senior secured revolving credit facility pursuant to which Mindspeed may borrow up to $50.0 million for working capital and general corporate purposes. Mindspeed may borrow under the credit facility only to restore its cash balance to $25.0 million. Borrowings accrue interest at 10% per annum, payable at maturity, and are collateralized by substantially all assets of Mindspeed. The credit facility expires on June 29, 2007. As of September 30, 2004, no amounts were outstanding under the credit facility.

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

In December 2004, the Mindspeed credit facility was terminated. See Note 18.

12. Contingencies

Certain claims have been asserted against the Company, including claims alleging the use of the intellectual property rights of others in certain of the Company’s products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the resolution of such claims through arbitration or litigation.

Texas Instruments, Inc. The Company’s Conexant, Inc. (formerly GlobespanVirata, Inc.) subsidiary has been involved in a dispute with Texas Instruments, Inc. (Texas Instruments) over a group of patents (and related foreign patents) that Texas Instruments alleges are essential to certain industry standards for implementing ADSL technology. On June 12, 2003, Conexant, Inc. filed a complaint against Texas Instruments, Stanford University, and its Board of Trustees, and Stanford University OTL, LLC (collectively, the Defendants) in the U.S. District Court of New Jersey. The complaint asserts, among other things, that the Defendants have violated the antitrust laws by creating an illegal patent pool, by manipulating the patent process and by abusing the process for setting industry standards related to ADSL technology. The complaint also asserts that the Defendants’ patents relating to ADSL are unenforceable, invalid and/or not infringed by Conexant, Inc. products. Conexant, Inc. is seeking, among other things, (i) a finding that the Defendants have violated the federal antitrust laws and treble damages based upon such a finding, (ii) an injunction prohibiting the Defendants from engaging in anticompetitive practices, (iii) a declaratory judgment that the claims of the Defendants’ ADSL patents are invalid, unenforceable, void, and/or not infringed by Conexant, Inc and (iv) an injunction prohibiting the Defendants from pursuing patent litigation against Conexant, Inc. and its customers. On August 11, 2003 and September 9, 2003, the Defendants answered the complaint, denied Conexant, Inc.’s claims and filed counterclaims alleging that Conexant, Inc. has infringed certain of their ADSL patents. In addition to other relief, the Defendants are seeking to collect damages for alleged past infringement and to enjoin Conexant, Inc. from continuing to use the Defendant’s ADSL patents. Although the Company believes that Conexant, Inc. has strong arguments in favor of its position in this dispute, it can give no assurance that Conexant, Inc. will prevail on any of these grounds in litigation. If any such litigation is adversely resolved, Conexant, Inc. could be held responsible for the payment of damages and/or future royalties and/or have the sale of certain of Conexant, Inc. products stopped by an injunction, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is a counterclaim defendant.

Agere Systems, Inc. On October 17, 2002, Agere Systems, Inc. (Agere) filed suit against Intersil Corporation (Intersil) in the U.S. District Court for the District of Delaware. Conexant, Inc. (formerly GlobespanVirata, Inc.) acquired the WLAN Group of Intersil in August 2003. Agere alleges that Intersil infringes certain of its U.S. patents. Intersil has counterclaimed against Agere for infringement of certain patents, some of which are now owned by the Company’s Conexant, Inc. subsidiary and licensed to Intersil for purposes of the suit. The parties

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

have filed a stipulated order adding Conexant, Inc. as a party to the suit. On July 22, 2003, Agere filed a separate suit against Intersil in the U.S. District Court for the District of Delaware alleging that Intersil infringes certain additional U.S. patents. Conexant, Inc. has also been added as a party to this action. Conexant, Inc. believes it has the benefit of an indemnity and/or warranty from Intersil which the Company believes limits Conexant, Inc.’s liability for monetary damages related to these suits, but the possibility exists that the court could issue an injunction against future sales of affected wireless products. It is unclear whether Intersil contests its obligation to indemnify Conexant, Inc. However, the Company believes that any challenge to Intersil’s obligation to indemnify Conexant, Inc. is without merit.

On October 30, 2002, Intersil and certain of its affiliated companies filed a suit against Agere in the U.S. District Court for the Eastern District of Pennsylvania alleging that Agere misappropriated certain Media Access Control Wireless Local Area Network technology. This action seeks an injunction to prevent Agere, either alone or in cooperation with others, from developing, making, and/or selling products that use that technology. Agere has made similar counterclaims against Conexant, Inc. and its affiliated companies and Intersil and its affiliated companies. As a result of the acquisition of Intersil’s WLAN Products Group and its Choice-Intersil Microsystems, Inc. subsidiary, which is a party to this suit and the only remaining plaintiff, Conexant, Inc. (formerly GlobespanVirata, Inc.) has become involved in this suit. Conexant, Inc. believes it has the benefit of an indemnity and/or warranty from Intersil which the Company believes limits Conexant, Inc.’s liability for monetary damages, but the possibility exists that the court could issue an injunction against future sales of affected wireless products. It is unclear whether Intersil contests its obligation to indemnify Conexant, Inc. However, the Company believes that any challenge to Intersil’s obligation to indemnify Conexant, Inc. is without merit.

The Company settled these litigation matters with Agere in November 2004. See Note 18.

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Conexant has been designated as a potentially responsible party and is engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. In addition, the Company is engaged in remediation of groundwater contamination at its former Newport Beach, California wafer fabrication facility. Management currently estimates the aggregate remaining costs for these remediations to be approximately $3.2 million and has accrued for these costs as of September 30, 2004.

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

13. Stock Plans

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

Stock Options

The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of September 30, 2004, approximately 36.0 million shares are available for grant under the stock option and long-term incentive plans. Stock options are generally granted with exercise prices at not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company has also assumed stock option plans in connection with the Merger.

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In connection with the Skyworks Spin in June 2002, each option holder, other than holders of options granted to employees of the former Mindspeed Technologies segment on March 30, 2001 and options held by persons in certain foreign locations (Mindspeed March 30 options), received an option to purchase an equal number of shares of Washington common stock. The exercise prices of the outstanding Conexant options and the Washington options were adjusted so that the aggregate intrinsic value of the options was equal to the intrinsic value of the Conexant option immediately prior to the Skyworks Spin and the ratio of the exercise price per share to the market value per share of each option was the same immediately before and after the Skyworks Spin. Each outstanding Washington option was converted into an option to purchase Skyworks common stock based upon the exchange ratio in the Skyworks Spin. Mindspeed March 30 options remained exercisable only for shares of Conexant common stock, with appropriate adjustment to the number of shares and exercise prices thereof such that the aggregate intrinsic value of the options was equal to the intrinsic value of the options immediately prior to the Skyworks Spin and the ratio of the exercise price per share to the market value per share of each option was the same immediately before and after the Skyworks Spin.

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

In connection with the Merger in February 2004, the Company issued 43.6 million options to purchase Conexant common stock in exchange for the stock options former GlobespanVirata employees held to purchase GlobespanVirata common stock (see Note 2 of Notes to Consolidated Financial Statements).

A summary of stock option activity follows (shares in thousands):

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	81,089	$3.02	88,805	$3.90	80,029	$25.36
Granted	19,984	7.16	16,529	3.13	31,762	11.16
Adjustments for the Skyworks Spin	—	—	—	—	17,029	3.23
Adjustments for the Mindspeed Spin	—	—	(1,451)	—	—	—
Assumed/exchanged in the Merger	43,602	3.45	—	—	—	—
Exercised	(8,015)	2.73	(8,320)	2.85	(2,775)	5.15
Cancelled	(9,540)	9.74	(14,474)	4.78	(37,240)	41.33

Outstanding at end of year	127,120	4.78	81,089	3.02	88,805	3.90

Exercisable at end of year	83,024	4.57	52,109	3.13	50,683	3.75

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes stock options outstanding at September 30, 2004 (shares in thousands):

	Outstanding			Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price
$ 0.20 - 2.62	18,858	4.58	$1.69	9,762	$1.84
2.63	18,215	3.98	2.63	18,199	2.63
2.64 – 3.44	21,167	4.43	2.83	15,251	2.82
3.45	16,636	4.93	3.45	16,340	3.45
3.46 –5.21	7,042	6.68	3.96	3,454	3.90
5.22	4,045	6.43	5.22	1,051	5.22
5.23 - 7.35	8,003	4.11	6.20	5,163	6.29
7.42	18,614	7.41	7.42	1,040	7.42
7.45 – 10.34	2,508	4.42	8.05	2,309	8.03
10.35	6,078	6.92	10.35	4,585	10.35
10.36 – 96.93	5,954	4.37	15.14	5,870	15.19

0.20 – 96.93	127,120	5.30	4.78	83,024	4.57

At September 30, 2004, of the 127.1 million stock options outstanding, approximately 91.9 million were held by current employees and directors of the Company, and approximately 35.2 million were held by employees of Rockwell, a former Rockwell business, or a former business of the Company (i.e. Mindspeed, Skyworks, etc.) who remain employed by one of these businesses.

In November 2004, the Company modified certain outstanding stock options and initiated a common stock option exchange program. See Note 18.

Restricted Stock

The Company’s long-term incentive plans also provide for awards of restricted shares of common stock and other stock-based incentive awards to officers and other employees and certain non-employees of the Company. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within two years of the date of award) or, in certain cases, if prescribed performance criteria are not met. During fiscal 2003 and 2002, the Company issued approximately 22,000 and 37,000 restricted shares of common stock at weighted-average fair values per share of $2.06 and $9.14, respectively. No shares of restricted stock were granted in fiscal 2004. The fair value of restricted stock awards is charged to expense over the vesting period. In fiscal 2003 and 2002, the Company recorded compensation expense of $0.7 million and $2.8 million, respectively, for the value of restricted stock awards.

Directors Stock Plan

The Company has a Directors Stock Plan which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the Directors Stock Plan, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. During fiscal 2004, 2003 and 2002, the Company issued approximately 21,000, 60,000 and 29,000 shares, respectively, of common stock and approximately 380,000, 460,000, and 80,000 stock options, respectively, under the Director Stock Plan. As of September 30, 2004, an aggregate of approximately 113,000 shares of the Company’s common stock are available for grant under the Directors Stock Plan.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or on the purchase date. The Company has reserved 42.1 million shares for delivery under the ESPP. Under the ESPP, employees may authorize the Company to withhold up to 15% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 2,000 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally 24 months in duration, but may be terminated earlier under certain circumstances. During fiscal 2004, 2003 and 2002, the Company issued 4.0 million, 1.7 million and 3.4 million shares of common stock under the ESPP at weighted-average prices per share of $1.88, $1.19 and $5.07, respectively. The weighted average per share fair values of the employees’ purchase rights granted in fiscal 2004, 2003 and 2002 were $0.74, $1.12 and $1.80 using the Black-Scholes model. Other than an expected life of six months, assumptions used are consistent with those used for the Company’s stock options plans (see Note 1). At September 30, 2004, an aggregate of 30.2 million shares of the Company’s common stock are available for future purchases under the ESPP.

Performance Plan Shares

In fiscal 2002, the Company reserved 4.0 million shares of common stock for issuance under various employee performance plans. During fiscal 2004, 2003 and 2002, the Company issued 256,987, 75,674 and 225,143 shares of common stock at weighted-average per share prices of $6.31, $1.25 and $5.73, respectively, under employee performance plans. At September 30, 2004, approximately 3.4 million shares of the Company’s common stock are available for future grant. Awards granted under the performance plans are subject to variable accounting.

14. Employee Benefit Plans

Retirement Savings Plans

The Company sponsors 401(k) retirement savings plans that allow eligible U.S. employees to contribute a portion of their compensation, on a pre-tax or after-tax basis, subject to annual limits. The Company may match employee contributions in whole or part up to specified levels, and the Company may make an additional discretionary contribution at fiscal year-end, based on the Company’s performance. Prior to June 4, 2004, all Company contributions to the retirement savings plans were invested in shares of the Company’s common stock and were vested immediately. Since June 4, 2004, Company contributions are made in cash, and are allocated based on the employee’s current investment elections. Participants may choose to purchase shares of Company common stock as one of their investment options in the plan. During fiscal 2002, the Company issued 1.7 million shares of common stock under the retirement savings plan at a weighted-average price per share of $8.07. No new shares were issued in fiscal 2004 or 2003. Expense under the retirement savings plans was $4.8 million, $3.7 million and $5.5 million for fiscal 2004, 2003 and 2002, respectively.

Retirement Medical Plan

The Company has a retirement medical plan which covers certain of its employees and provides for medical payments to eligible employees and dependents upon retirement. At the time of the spin-off from Rockwell, the Company ceased offering retirement medical coverage to active salaried employees. Effective January 1, 2003, the Company elected to wind-down this plan and it will be phased out after December 31, 2007. Retirement medical expense, consisting principally of interest accrued on the accumulated retirement medical obligation and the effects of the wind-down of the plan beginning in fiscal 2003, was approximately $(3.2) million, $(1.5) million and $1.9 million in fiscal 2004, 2003 and 2002, respectively.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in the retirement medical obligation for the fiscal years ending September 30 are as follows (in millions):

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$3.8	$20.7
Service cost	—	—
Interest cost	0.1	0.8
Plan participants’ contributions	1.0	0.7
Effect of wind-down	—	(22.6)
Actuarial (gain) loss	(0.3)	6.9
Benefits paid	(2.7)	(2.7)

Benefit obligation at end of year	1.9	3.8

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contribution	1.6	2.0
Plan participants’ contributions	1.1	0.7
Benefits paid	(2.7)	(2.7)

Fair value of plan assets at end of year	—	—

Funded status	(1.9)	(3.8)
Unrecognized net actuarial loss	6.7	9.0
Unrecognized prior service cost	(18.5)	(23.8)

Accrued benefit cost	$(13.7)	$(18.6)

The accrued benefit obligation is based on discount rates of 3.0% (2004) and 3.25% (2003), with the change attributable to the wind-down of the plan. Increasing the health care cost trend rate by 1% would not increase the accumulated retirement medical obligation at September 30, 2004 and would not increase retirement medical expense due to the wind-down of the plan.

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

Net pension expense was approximately $1.2 million, $1.1 million and $1.2 million for fiscal 2004, 2003 and 2002, respectively. As of September 30, 2004 and 2003, the aggregate projected benefit obligation included in the consolidated balance sheet was approximately $7.0 million and $11.7 million, respectively. The pension obligations are based on a discount rate of 6.25% (2004) and 6.0% (2003). The accrued pension liability at September 30, 2004 includes $6.7 million of additional minimum liability, not yet recognized in net pension expense, which has been charged against accumulated other comprehensive loss.

15. Special Charges

Special charges consist of the following (in thousands):

	2004	2003	2002
Asset impairments	$5,435	$9,575	$13,523
Restructuring charges	9,264	5,215	16,098
Integration charges	7,310	—	—
Separation costs	—	—	878
Other	10,792	3,589	—

	$32,801	$18,379	$30,499

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Asset Impairments

2004 Impairments- During fiscal 2004, the Company recorded impairment charges of $5.4 million, related to various Conexant operating assets which were determined to be redundant and no longer required as a result of the Merger and other subsequent actions. These assets have been abandoned.

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

Restructuring Charges

The Company has implemented a number of cost reduction initiatives since late fiscal 2001 to improve its operating cost structure. The cost reduction initiatives included workforce reductions, and the closure or consolidation of certain facilities, among other actions. The costs and expenses associated with the restructuring activities, except for the liabilities associated with the 2004 Reorganization Plan that related to the employees and facilities of Conexant, Inc., are included in special charges in the accompanying consolidated statements of operations. The costs and expenses that relate to the employees and facilities of Conexant, Inc. have been recorded as acquired liabilities in the Merger and included as part of the purchase price allocation in accordance with EITF 95-3 and SFAS No. 141 (see Note 2).

2004 Restructuring Actions – The Company has approved several restructuring plans during fiscal 2004. In connection with the Merger, the Company began to formulate a plan which included workforce reductions and facility consolidation actions. This plan was communicated at the time of the Merger and has been completed (the 2004 Merger Related Restructuring and Reorganization Plans). During the fourth fiscal quarter of 2004, the Company announced additional workforce reduction and facility consolidation actions in response to lower than anticipated revenue levels. In November 2004, the Company announced further plans to reduce its operating expense level by the end of the fourth fiscal quarter of 2005 (see Note 18).

In connection with the Merger, the Company began to formulate the 2004 Merger Related Reorganization Plan which consisted primarily of workforce reductions to eliminate redundant positions and consolidation of worldwide facilities. The portion of the plan that pertained to Conexant, Inc. employees and facilities were recorded as acquired liabilities in the Merger and included as part of the purchase price allocation, in accordance with EITF No. 95-3 and SFAS No. 141. This plan consisted of an involuntary workforce reduction which affected approximately 35 employees of Conexant, Inc. These employees were located in the United States in sales and administrative functions. The charge associated with these workforce reductions of approximately $1.3 million was based upon estimates of the severance and fringe benefits for the affected employees, in addition to relocation benefits for others. The facility consolidation plan resulted in an initial charge of $13.5 million and included assumptions regarding sublease rates and time periods and other costs to prepare and sublease the applicable spaces.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additionally, at the date of the Merger, there had been a decline in the real estate market in certain geographic regions in which Conexant, Inc. had leased facilities. A portion of the facilities related charges represent adjustments to the fair market value rates of those leases. These non-cancelable lease commitments range from near term to 17 years in length. The Company reduced the original facility consolidation charge by approximately $3.6 million and increased the workforce related charge by approximately $0.2 million as a result of finalizing the 2004 Reorganization Plan and recorded these changes as adjustments to the purchase price allocation (goodwill).

Activity and liability balances recorded as part of the 2004 Merger Related Reorganization Plan pertaining to Conexant, Inc. employees and facilities through September 30, 2004 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Recorded in purchase price allocation	$1,300	$13,509	$14,809
Adjusted to purchase price allocation	210	(3,554)	(3,344)
Cash payments	(536)	(788)	(1,324)

Restructuring balance, September 30, 2004	$974	$9,167	$10,141

The portion of the 2004 restructuring actions pertaining to Conexant Systems, Inc. employees and facilities was recorded to special charges during fiscal 2004 (the 2004 Merger Related Restructuring Plan). Approximately 90 employees in the sales and administrative and information technology areas were involuntarily terminated, resulting in charges of $1.9 million, which was based upon estimates of severance benefits for the affected employees. These employees will be leaving the Company through the December 2004 quarter. Additionally, the Company recorded restructuring charges of $1.9 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated.

During the fourth fiscal quarter of 2004, the Company announced additional workforce reduction actions in response to lower than anticipated revenue levels. The Company recorded $5.1 million based on the estimates of the cost of severance benefits for the affected employees and will charge an additional $2.5 million to restructuring expense in future periods as certain severance benefits are earned. The Company notified approximately 230 employees of their involuntary termination, including approximately 180 domestic and 50 international employees. These employees will be leaving the Company through June 2005. The workforce reductions affected employees in all areas of the business.

Activity and liability balances recorded as part of the 2004 Merger Related Restructuring Plan pertaining to Conexant Systems, Inc. employees and facilities and the additional fourth fiscal quarter of 2004 restructuring action through September 30, 2004 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$7,066	$1,877	$8,943
Cash payments	(2,368)	(281)	(2,649)

Restructuring balance, September 30, 2004	$4,698	$1,596	$6,294

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity and liability balances related to the 2003 Corporate Restructuring Plan through September 30, 2004 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$1,181	$2,830	$4,011
Cash payments	(364)	—	(364)

Restructuring balance, September 30, 2003	817	2,830	3,647
Charged to costs and expenses	350	98	448
Expense reversal	(81)	—	(81)
Cash payments	(1,086)	(933)	(2,019)

Restructuring balance, September 30, 2004	$—	$1,995	$1,995

2002 Corporate and Manufacturing Restructuring Plan – During fiscal 2002, the Company initiated a further reduction of its workforce throughout its operations primarily as a result of the divestiture of its Newport Beach wafer fabrication operations and Skyworks Spin. In connection with the fiscal 2002 corporate and manufacturing restructuring actions, the Company terminated approximately 120 employees and recorded charges aggregating $2.4 million based upon estimates of the cost of severance benefits for the affected employees. The Company completed these actions in fiscal 2002. In addition, the Company recorded restructuring charges of $12.5 million for costs associated with the consolidation of certain facilities and commitments under license obligations that management determined would not be used in the future.

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

Activity and liability balances related to the 2002 Corporate and Manufacturing Restructuring Plan through September 30, 2004 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$2,437	$12,519	$14,956
Cash payments	(1,664)	(431)	(2,095)

Restructuring balance, September 30, 2002	773	12,088	12,861
Charged to costs and expenses	2,898	888	3,786
Expense reversal	—	(1,100)	(1,100)
Cash payments	(3,173)	(3,930)	(7,103)

Restructuring balance, September 30, 2003	498	7,946	8,444
Expense reversal	(46)	—	(46)
Cash payments	(452)	(3,949)	(4,401)

Restructuring balance, September 30, 2004	$—	$3,997	$3,997

Through September 30, 2004, the Company has paid an aggregate of $36.5 million in connection with all of its restructuring plans and has a remaining accrued restructuring balance of $22.4 million. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2005 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire through fiscal 2021. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Separation Costs

In fiscal 2002, the Company incurred separation costs of approximately $0.9 million in connection with the divestiture of its Newport Beach wafer fabrication operations and its digital imaging business.

Integration Costs

In fiscal 2004, the Company incurred $7.3 million of costs related to the integration efforts of the employees, customers, operations and other business aspects related to the Merger.

Other Special Charges

Other special charges for fiscal 2004 principally consist of stock option modification charges of $0.8 million, approximately $1.2 million of one-time executive bonuses which were contractually committed in the closing of the Merger, $3.0 million related to a litigation settlement, and $5.8 million in other special charges.

Other special charges for fiscal 2003 principally consist of a $2.7 million loss on the sale of certain semiconductor test equipment.

16. Related Party Transaction

In connection with the Merger, the Company assumed loans originally made in 1999 by former GlobespanVirata, Inc. to certain executives of the Company. Upon maturation of these loans, the full principal and interest amounts owed, aggregating approximately $3.5 million, were settled with the Company receiving $2.1 million in cash, taking back 0.5 million shares of common stock valued at $0.8 million, and canceling $0.6 million of other liabilities owing to those executives.

17. Segment Information

Net revenues by geographic area are presented based upon the country of destination. No other foreign country represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area were as follows (in thousands):

	2004	2003	2002
United States	$82,508	$57,652	$59,324
Other Americas	18,756	11,086	23,633

Total Americas	101,264	68,738	82,957

Taiwan	140,257	88,369	125,151
China	327,267	211,642	133,801
Other Asia-Pacific	200,674	96,101	81,094

Total Asia-Pacific	668,198	396,112	340,046

Japan	53,495	84,943	41,735
Europe, Middle East and Africa	78,897	50,184	56,988

	$901,854	$599,977	$521,726

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For fiscal 2004, no customer accounted for 10% or more of net revenues, for fiscal 2003, one customer (a foreign distributor) accounted for 11% of net revenues, and for fiscal 2002, one customer (a foreign distributor) accounted for 12% of net revenues. No other customer accounted for 10% or more of the Company’s net revenues for fiscal 2003 or 2002.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net revenues by product lines are as follows (in thousands):

	2004	2003	2002
Broadband/DSL Access Products	$254,581	$64,310	$26,496
Universal and Voice Access Products	323,073	325,220	256,655
Wireless and Networking Components Products and Other	110,014	44,954	61,828
Broadband Media Processing Products	214,186	165,493	176,747

	$901,854	$599,977	$521,726

Long-lived assets consist of property, plant and equipment, goodwill, intangible assets, the Mindspeed warrant and other assets. Long-lived assets by geographic area at fiscal year ends were as follows (in thousands):

	2004	2003
United States	$1,152,444	$323,918
Europe, Middle East and Africa	17,640	10,222
Other	4,209	1,609

	$1,174,293	$335,749

18. Subsequent Events

On November 4, 2004, the Company settled its litigation matters with Agere (see Note 12). Under the settlement, the Company made a cash payment to Agere in the amount of $8.0 million in November 2004. The Company and Agere have agreed to dismiss all claims with prejudice against each other as described in Note 12, and have also entered into various license agreements covering the patents involved in the suits and other semiconductor devices. The Company had previously reserved $5.0 million for this litigation matter. The unreserved portion of this settlement of $3.0 million has been recorded as a special charge in the accompanying consolidated statement of operations for the year ended September 30, 2004.

On November 5, 2004, the Company’s Board of Directors approved a modification of the outstanding warrant to purchase approximately 2.3 million shares of Company’s common stock held by Jazz (see Note 4). The expiration date has been extended by two years, to January 2007. Additionally, outstanding options to purchase approximately 1.6 million shares of the Company’s common stock held by current employees of Jazz were modified to extend the expiration date by two years, to December 31, 2006. The non-cash stock compensation charges associated with these two modifications will be recorded in fiscal 2005.

On November 9, 2004, the Company’s Board of Directors appointed Dwight W. Decker as chief executive officer in addition to his existing role of Chairman of the Board, replacing Armando Geday, who resigned from his position of chief executive officer for personal reasons. On November 12, 2004, Mr. Geday also resigned as a director of the Company.

On November 9, 2004, the Company also announced a restructuring plan to reduce operating expenses by increasing the shift of production development resources to lower-cost regions and continued Merger-related sales, general and administrative expense consolidation. Charges associated with the restructuring plan will be recorded during fiscal 2005.

On November 12, 2004, the Company commenced an offer to its employees to voluntarily exchange certain outstanding stock options. Under the terms of the offer, employees holding stock options having an exercise price equal to or greater than $5.00 per share can exchange their options for new options to purchase an equal number of shares of the Company’s common stock (subject to adjustment in certain circumstances). Employees accepting the exchange offer are also required to exchange all options granted within six months of the exchange offer. The offering period expires December 13, 2004, unless extended. Under the terms of the offer, exchanged stock options will be cancelled, and new options will be granted at an exercise price equal to the closing market price of the Company’s common stock at a date that is at least six months and one day after the acceptance of the old options.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 3, 2004, the Company purchased all the outstanding capital stock of Paxonet Communications, Inc., a privately held company headquartered in Fremont, California, with an engineering workforce primarily based in India. The purchase price was approximately $15.0 million in cash.

On December 2, 2004 the Company and Mindspeed amended the Mindspeed credit facility as described in Note 11. On December 8, 2004, Mindspeed completed a $46.0 million convertible senior note offering, thereby terminating the credit facility in accordance with the amended credit facility agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
 Conexant Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Conexant Systems, Inc. and subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive loss for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
November 2, 2004, except for Note 18, as to which the
     date is December 8, 2004

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

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2004, certain deficiencies in the Company’s internal control over financial reporting were identified, including with respect to the reconciliation of certain accounts payable accounts. These deficiencies arose in connection with the transfer of responsibility for certain accounting functions from Conexant’s Newport Beach, California offices to the Company’s Red Bank, New Jersey offices as part of the post-merger integration process following the merger of Conexant and GlobespanVirata in February 2004. The Company and its independent auditors did not consider these deficiencies to be a material weakness under applicable auditing standards and they had no material effect on the Company’s financial statements. The Company is evaluating measures to remedy the deficiencies and will implement actions to enhance the Company’s internal controls.

Except as described above, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report in that the Registrant will file its definitive Proxy Statement for the Annual Meeting of Shareowners to be held on February 23, 2005 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended September 30, 2004 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity and Comprehensive Loss, Notes to Consolidated Financial Statements, and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

(2) Supplemental Schedules

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibits	Description
3-a-1	Amended and Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.a.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

3-a-2	Amended By-Laws of the Company, filed as Exhibit 3.b.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

4-a-1	Rights Agreement, dated as of November 30, 1998, by and between the Company and Mellon Investor Services (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-68755), is incorporated herein by reference.

4-a-2	First Amendment to Rights Agreement, dated as of December 9, 1999, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

4-b-1	Indenture, dated as of May 1, 1999, between the Company and Bank One Trust Company, National Association, as successor to The First National Bank of Chicago, as trustee, including the form of the Company’s 4¼% Convertible Subordinated Notes Due May 1, 2006 attached as Exhibit A thereto, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-82399), is incorporated herein by reference.

4-b-2	Indenture, dated as of February 1, 2000, between the Company and Bank One Trust Company, National Association, as trustee, including the form of the Company’s 4% Convertible Subordinated Notes Due February 1, 2007 attached as Exhibit A thereto, filed as Exhibit 4.04 to the Company’s Registration Statement on Form S-4 (Registration No. 333-96033), is incorporated herein by reference.

4-b-3	Indenture, dated as of May 11, 2001, between GlobespanVirata, Inc. (now named Conexant, Inc.) and The Bank of New York (successor to United States Trust Company of New York), as Trustee, including the form of 5.25% Convertible Subordinated Note due 2006 of GlobespanVirata, Inc. attached as Exhibit A thereto, filed as Exhibit 4.1 to GlobespanVirata, Inc.’s Current Report on Form 8-K dated May 15, 2001 (File No. 000-26401), is incorporated herein by reference.

4-b-4	First Supplemental Indenture, dated as of February 27, 2004, between GlobespanVirata, Inc. (now named Conexant, Inc.) and The Bank of New York (successor to United States Trust Company of New York), as Trustee, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

*10-a-1	Conexant Systems, Inc. 1998 Stock Option Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-24923), is incorporated herein by reference.

*10-a-2	Copy of resolution of the Board of Directors of the Company, adopted March 1, 1999, amending the Company’s 1998 Stock Option Plan, filed as Exhibit 10-b-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-a-3	Forms of Stock Option Agreements under Rockwell’s 1988 Long-Term Incentives Plan for options granted after November 1, 1993 and prior to December 1, 1994, filed as Exhibit 10-d-6 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-1035), are incorporated herein by reference.

*10-a-4	Forms of Stock Option Agreements under Rockwell’s 1988 Long-Term Incentives Plan for options granted after December 1, 1994, filed as Exhibit 10-d-7 to Rockwell’s Annual Report on

Exhibits	Description
Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are incorporated herein by reference.

*10-a-5	Forms of Stock Option Agreements under Rockwell’s 1995 Long-Term Incentives Plan for options granted prior to December 3, 1997, filed as Exhibit 10-e-2 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are incorporated herein by reference.

*10-a-6	Forms of Stock Option Agreements under Rockwell’s 1995 Long-Term Incentives Plan for options granted between December 3, 1997 and August 31, 1998, filed as Exhibit 10-b-3 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), are incorporated herein by reference.

*10-a-7	Form of Stock Option Agreement under Rockwell’s 1995 Long-Term Incentives Plan for options granted on April 23, 1998, filed as Exhibit 10-b-4 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), is incorporated herein by reference.

*10-a-8	Form of Stock Option Agreement under Rockwell’s 1995 Long-Term Incentives Plan for options granted on August 31, 1998, filed as Exhibit 10-b-5 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), is incorporated herein by reference.

*10-a-9	Form of Stock Option Agreement under Rockwell’s Directors Stock Plan, filed as Exhibit 10-d to Rockwell’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 1-1035), is incorporated herein by reference.

*10-a-10	Copy of resolution of the Board of Directors of Rockwell, adopted November 6, 1996, adjusting outstanding awards under Rockwell’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 4-g-2 to Rockwell’s Registration Statement on Form S-8 (Registration No. 333-17055), is incorporated herein by reference.

*10-a-11	Copy of resolution of the Board of Directors of Rockwell, adopted September 3, 1997, adjusting outstanding awards under Rockwell’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 10-e-3 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 1-12383), is incorporated herein by reference.

*10-a-12	Copy of resolution of the Board of Directors of Rockwell, adopted December 2, 1998, assigning to the Company outstanding options to purchase shares of Company Common Stock, filed as Exhibit 4.f.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-70085), is incorporated herein by reference.

*10-a-13	Copy of resolution of the Board of Directors of the Company, adopted November 30, 1998, assuming outstanding options to purchase shares of Company Common Stock, filed as Exhibit 4.f.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-70085), is incorporated herein by reference.

*10-b-1	Conexant Systems, Inc. 1999 Long-Term Incentives Plan, as amended, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-37918), is incorporated herein by reference.

*10-b-2	Copy of resolution of the Board of Directors of the Company, adopted April 20, 1999, amending the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10-c-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-b-3	Form of Stock Option Agreement under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

*10-b-4	Form of Restricted Stock Agreement (Performance Vesting) under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

Exhibits	Description
*10-b-5	Form of Restricted Stock Agreement (Time Vesting) under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

*10-b-6	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on May 9, 2002, as amended June 13, 2002, in connection with the Skyworks Spin, filed as Exhibit 10-b-9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.

*10-b-7	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 13, 2002 in connection with the Skyworks Spin, filed as Exhibit 10-b-10 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.

*10-b-8	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed Spin, filed as Exhibit 10-b-11 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-b-9	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed Spin, filed as Exhibit 10-b-12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-c-1	Conexant Systems, Inc. Retirement Savings Plan, as amended, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-73142), is incorporated herein by reference.

*10-d-1	Copy of resolutions of the Board of Directors of the Company, adopted August 13, 1999 amending, among other things, the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10-e-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-e-1	Conexant Systems, Inc. Directors Stock Plan, as amended, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113395), is incorporated herein by reference.

*10-f-1	Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended, filed as Exhibit (D) (2) to the Company’s Amendment No. 2 to Schedule TO dated December 1, 2004, is incorporated herein by reference.

*10-f-2	Resolutions adopted by the Board of Directors of the Company on February 25, 2004 with respect to the use of shares available under certain GlobespanVirata, Inc. stock plans for future grants under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, filed as Exhibit 4.5.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113595), is incorporated herein by reference.

*10-f-3	Form of Stock Option Agreement under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended.

*10-g-1	Conexant Systems, Inc. GlobespanVirata, Inc. 1999 Equity Incentive Plan, as amended, filed as Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113399), is incorporated herein by reference.

*10-h-1	Conexant Systems, Inc. GlobespanVirata, Inc. 1999 Supplemental Stock Option Plan, as amended, filed as Exhibit 4.5.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113399), is incorporated herein by reference.

*10-i-1	Conexant Systems, Inc. Amended and Restated GlobespanVirata, Inc. 1999 Stock Incentive Plan, as amended, filed as Exhibit 4.5.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113399), is incorporated herein by reference.

*10-j-1	Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-115983), is incorporated

Exhibits	Description
herein by reference.

*10-j-2	Form of Stock Option Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan.

*10-k-1	Employment Agreement dated December 15, 1998 filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

*10-k-2	Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10-k-1 hereto entered into by the Company with L.C. Brewster, D.E. O’Reilly and F.M. Rhodes, filed as Exhibit 10-f-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-k-3	Employment Agreement dated December 15, 1998 between the Company and D.W. Decker, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

*10-k-4	Agreement dated March 28, 2003 between the Company and B.S. Iyer, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference.**

*10-k-5	Employment Agreement dated as of December 18, 2002 by and between the Company and J.S. Blouin, filed as Exhibit 10-f-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-k-6	General Agreement dated as of September 30, 2003 by and between the Company and D.E. O’Reilly, filed as Exhibit 10-f-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-k-7	Employment Agreement between the Company and D.W. Decker dated as of January 15, 2004, filed as Exhibit 10.a to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

*10-k-8	Employment Agreement between the Company and A. Geday dated as of January 15, 2004, filed as Exhibit 10.b to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

*10-k-9	Employment Agreement between the Company and F.M. Rhodes dated as of January 15, 2004, filed as Exhibit 10.c to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

*10-k-10	Employment Agreement between the Company and D.E. O’Reilly dated as of January 15, 2004, filed as Exhibit 10.e to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

*10-k-11	Employment Agreement between the Company and C.M. Powell dated as of January 15, 2004, filed as Exhibit 10.f to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

*10-k-12	Amendment dated as of February 27, 2004 to Employment Agreement between the Company and J.S. Blouin, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

*10-k-13	Employment Agreement between the Company and L.C. Brewster dated as of February 27, 2004, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

*10-k-14	Amendment dated November 12, 2004 between the Company and F.M. Rhodes to Employment Agreement dated as of January 15, 2004 between the Company and F.M. Rhodes, filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated November 15, 2004, is incorporated herein by reference.

10-l-1	Distribution Agreement dated as of December 31, 1998 by and between the Company and Rockwell International Corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.

10-m-1	Contribution and Distribution Agreement dated as of December 16, 2001, as amended as of June

Exhibits	Description
25, 2002, by and between the Company and Washington (excluding schedules) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-m-2	Employee Matters Agreement dated as of June 25, 2002 by and among the Company, Washington and Alpha (excluding schedules) filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-m-3	Tax Allocation Agreement dated as of June 25, 2002 by and among the Company, Washington and Alpha (excluding schedules) filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-n-1	Distribution Agreement dated as of June 25, 2003, by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10-n-2	Employee Matters Agreement dated as of June 27, 2003 by and between the Company and Mindspeed (excluding schedules) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10-n-3	Tax Allocation Agreement dated as of June 27, 2003 by and between the Company and Mindspeed (excluding schedules) filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10-n-4	Credit Agreement dated as of June 27, 2003 by and among Mindspeed, the subsidiaries of Mindspeed from time to time parties thereto and the Company, filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10-o-1	Capacity & Reservation Deposit Agreement dated as of March 20, 2000 by and between the Company and UMC Group (USA), filed as Exhibit 10-k-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-o-2	Amendment No. 1 to Capacity & Reservation Deposit Agreement dated as of March 24, 2000 between the Company and UMC Group (USA), filed as Exhibit 10-k-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.

10-o-3	Amendment No. 2 to Capacity & Reservation Deposit Agreement dated as of August 1, 2000 between the Company and UMC Group (USA), filed as Exhibit 10-k-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-o-4	Amendment No. 3 to Capacity & Reservation Deposit Agreement dated as of May 17, 2001 between the Company and UMC Group (USA), filed as Exhibit 10-k-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-o-5	Amendment No. 4 to Capacity & Reservation Deposit Agreement dated as of August 24, 2001 between the Company and UMC Group (USA), filed as Exhibit 10-k-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-o-6	Foundry Agreement dated as of July 27, 2000 by and between the Company and UMC Group (USA), filed as Exhibit 10-k-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-p-1	Wafer Supply and Services Agreement dated as of March 30, 2002 by and between Specialtysemi, Inc. (now named Jazz Semiconductor, Inc.) and the Company, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is incorporated herein by reference. **

*10-q-1	Form of Indemnity Agreement between the Company and the directors and certain executives of the Company.

Exhibits	Description
*10-q-2	Schedule identifying agreements substantially identical to the Form of Indemnity Agreement constituting Exhibit 10-q-1 hereto entered into by the Company and the directors and certain executives of the Company.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Exhibits

See subsection (a) (3) above.

(c) Financial Statement Schedules

See subsections (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 8th day of December, 2004.

CONEXANT SYSTEMS, INC.
By:	/s/ Dwight W. Decker
Dwight W. Decker
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 8th day of December, 2004 by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title
/s/ Dwight W. Decker Dwight W. Decker	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
J. Scott Blouin* J.Scott Blouin	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Donald R. Beall* Donald R. Beall	Director
Steven J. Bilodeau* Steven J. Bilodeau	Director
Ralph J. Cicerone* Ralph J. Cicerone	Director
Dipanjan Deb* Dipanjan Deb	Director
F. Craig Farrill* F. Craig Farrill	Director
Balakrishnan S. Iyer* Balakrishnan S. Iyer	Director
John W. Marren* John W. Marren	Director
D. Scott Mercer* D. Scott Mercer	Director
Jerre L. Stead* Jerre L. Stead	Director
Giuseppe P. Zocco* Giuseppe P. Zocco	Director

*By:	/s/ Dennis E. O’Reilly
Dennis E. O’Reilly, Attorney-in-Fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and		Deductions	End of
Description	of Year	Expenses		(1)	Year
Year ended September 30, 2004:
Allowance for doubtful accounts	$1,547	$4,475		$(48)	$5,974
Reserve for sales returns and allowances	1,891	14,504		(6,921)	9,474
Allowance for excess and obsolete inventories	25,177	11,586		(13,445)	23,318
Year ended September 30, 2003:
Allowance for doubtful accounts	$6,508	$(3,958	)(2)	$(1,003)	$1,547
Reserve for sales returns and allowances	2,660	3,636		(4,405)	1,891
Allowance for excess and obsolete inventories	23,401	14,451		(12,675)	25,177
Year ended September 30, 2002:
Allowance for doubtful accounts	$10,970	$(5,814	)(2)	$1,352	$6,508
Reserve for sales returns and allowances	2,521	10,373		(10,234)	2,660
Allowance for excess and obsolete inventories	21,326	14,364		(12,289)	23,401

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

EXHIBIT INDEX

Exhibits	Description
10-f-3	Form of Stock Option Agreement under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended.

10-j-2	Form of Stock Option Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan.

*10-q-1	Form of Indemnity Agreement between the Company and the directors and certain executives of the Company.

*10-q-2	Schedule identifying agreements substantially identical to the Form of Indemnity Agreement constituting Exhibit 10-q-1 hereto entered into by the Company and the directors and certain executives of the Company.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.