Form 10-Q
period 2004-12-31
CONEXANT SYSTEMS INC
filed 2005-02-08
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-24923

CONEXANT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	25-1799439 (I.R.S. Employer Identification No.)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

Number of shares of registrant’s common stock outstanding as of January 28, 2005 was 469,728,299.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains statements relating to future results of Conexant Systems, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: the substantial losses the company has incurred recently; the cyclical nature of the semiconductor industry and the markets addressed by the company’s and its customers’ products; demand for and market acceptance of new and existing products; successful development of new products; the timing of new product introductions and product quality; the company’s ability to anticipate trends and develop products for which there will be market demand; the availability of manufacturing capacity; pricing pressures and other competitive factors; changes in product mix; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property; the uncertainties of litigation and the demands it may place on the time and attention of company management; and the risk that the businesses of Conexant and GlobespanVirata have not yet been completely and may not be integrated successfully, as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

CONEXANT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONEXANT SYSTEMS, INC.

Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	December 31,	September 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$132,326	$139,031
Short-term investments	135,597	163,040
Receivables, net of allowance of $5,478 and $5,974 at December 31, 2004 and September 30, 2004, respectively	92,864	185,037
Inventories	136,438	194,754
Mindspeed warrant-current portion	5,634	3,599
Other current assets	17,521	20,768

Total current assets	520,380	706,229

Property, plant and equipment, net	53,266	55,741
Goodwill	714,852	708,544
Intangible assets, net	128,947	135,241
Mindspeed warrant	35,737	23,000
Marketable securities	123,266	137,604
Other assets	112,936	114,163

Total assets	$1,689,384	$1,880,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,171	$141,533
Accrued compensation and benefits	44,511	40,423
Restructuring and reorganization liabilities	28,205	22,427
Other current liabilities	51,502	67,044

Total current liabilities	213,389	271,427

Convertible subordinated notes	711,825	711,825
Other liabilities	64,741	68,883

Total liabilities	989,955	1,052,135

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 469,722 and 469,441 shares issued, and 468,538 shares and 468,257 shares outstanding at December 31, 2004 and September 30, 2004, respectively	4,697	4,694
Treasury stock: 1,184 shares at cost	(5,584)	(5,584)
Additional paid-in capital	4,651,343	4,648,325
Accumulated deficit	(3,997,894)	(3,877,176)
Accumulated other comprehensive income	68,802	82,551
Notes receivable from stock sales	(386)	(576)
Unearned compensation	(21,549)	(23,847)

Total shareholders’ equity	699,429	828,387

Total liabilities and shareholders’ equity	$1,689,384	$1,880,522

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.

Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended
	December 31,
	2004	2003
Net revenues	$140,621	$177,333
Cost of goods sold	133,465	98,196

Gross margin	7,156	79,137

Operating expenses:
Research and development (including non-cash stock compensation of $2,245 and $23 for the three months ended December 31, 2004 and 2003, respectively)	72,541	39,154
Selling, general and administrative (including non-cash stock compensation of $744 and $0 for the three months ended December 31, 2004 and 2003, respectively)	30,006	22,809
Amortization of intangible assets	8,293	955
Special charges	19,257	605

Total operating expenses	130,097	63,523

Operating income (loss)	(122,941)	15,614

Other (income) expense, net	(2,755)	(25,281)

Income (loss) before income taxes	(120,186)	40,895

Provision for income taxes	532	248

Net income (loss)	$(120,718)	$40,647

Net income (loss) per share – basic	$(0.26)	$0.15

Net income (loss) per share – diluted	$(0.26)	$0.13

Number of shares used in per share computation-basic	468,369	277,190

Number of shares used in per share computation-diluted	468,369	307,545

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.

Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three months ended December 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(120,718)	$40,647

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of effects of acquisition:
Depreciation	4,838	3,155
Amortization of intangible assets	8,293	955
Reduction of provision for bad debt	(500)	—
Inventory provisions	45,001	1,644
Increase in fair value of Skyworks note and Mindspeed warrant	(14,773)	(19,719)
Equity in losses (earnings) of equity method investees	3,089	(10,165)
Stock compensation, option modification charges and other	2,989	—
Other non-cash items, net	(95)	504
Changes in assets and liabilities:
Receivables	92,824	(6,057)
Inventories	13,427	(1,075)
Accounts payable	(53,016)	12,074
Agere patent litigation settlement	(8,000)	—
Special charges, net of $10.6 million and $2.3 million of payments, respectively	8,632	(1,672)
Accrued expenses and other current liabilities	(1,291)	5,270
Other	3,250	(2,976)

Net cash provided by (used in) operating activities	(16,050)	22,585

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(14,501)	—
Purchases of marketable securities	(7,080)	(12,580)
Sales of marketable securities	34,170	8,266
Capital expenditures	(2,082)	(4,857)
Deferred merger costs	—	(1,432)
Payment of deferred purchase consideration	—	(4,000)
Investments in businesses	(1,755)	(471)

Net cash provided by (used in) investing activities	8,752	(15,074)

Cash flows from financing activities:
Proceeds from exercise of stock options	397	6,065
Repayment of notes receivable from stock sales	196	—

Net cash provided by financing activities	593	6,065

Net increase (decrease) in cash and cash equivalents	(6,705)	13,576

Cash and cash equivalents at beginning of period	139,031	76,186

Cash and cash equivalents at end of period	$132,326	$89,762

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

On February 27, 2004, the Company completed its merger with GlobespanVirata, Inc. (GlobespanVirata) with GlobespanVirata becoming a wholly-owned subsidiary of the Company. See Note 2 for further information.

Interim Reporting – In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the special charges, necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Fiscal Periods – For presentation purposes, references made to the periods ended December 31, 2003 and 2004, relate to the actual fiscal 2004 first quarter ended January 2, 2004 and the actual first fiscal quarter of 2005 ended December 31, 2004.

Supplemental Cash Flow Information – Cash paid for interest was $4.8 million and $1.4 million for the three months ended December 31, 2004 and 2003, respectively. Cash paid for income taxes for the three months ended December 31, 2004 and 2003 was $0.3 million and $0.6 million, respectively.

Revenue Recognition – The Company recognizes revenues from product sales upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the direct customer, distributor, or other reseller. Revenue recognition is deferred in all instances where the earnings process is incomplete. The Company sells a portion of its products to electronic component distributors under agreements allowing for a right to return unsold products. The Company defers the recognition of revenue on all sales to these distributors until the products are sold by the distributors to a third party. The Company records a reserve for sales returns and allowances for direct customers and other resellers based on historical experience or specific identification of an event necessitating a reserve. Development revenue is recognized when services are performed and was not significant for any of the periods presented.

Conexant has more than 20 distributor customers for whom revenue is recognized upon its shipment of product to them, as the contractual terms provide for no rights of return. During the first fiscal quarter of 2005, the Company made a business decision to assist primarily three distribution customers to more rapidly sell their inventory by accepting net product returns of $13.3 million and making price adjustments of $7.9 million on certain of their products in inventory. As a result of implementing these returns and adjustments, which are a departure from the contractual terms with these customers, the Company has decided that it is appropriate to defer the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party.

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

convertible notes are dilutive. In periods of a net loss position, basic and diluted weighted average shares are the same.

The following table sets forth the computation of the numerator and denominator of basic and diluted earnings per share:

	Three months ended
	December 31,
	2004	2003
Numerator (dollars in thousands):
Net income (loss)- basic	$(120,718)	$40,647
Effect of assumed conversion of 4.25% Convertible Subordinated Notes due 2006	—	439

Net income (loss)- diluted	$(120,718)	$41,086

Denominator (weighted-average number of shares in thousands):
Weighted average shares outstanding- basic	468,369	277,190
Stock options and warrants (under the treasury stock method)	—	22,973
Restricted stock	—	18
Assumed conversion of 4.25% Convertible Subordinated Notes due 2006	—	7,364

Weighted average shares outstanding - diluted	468,369	307,545

The potential dilutive effect of the common stock equivalents shown below was not included in the denominator for the computation of diluted earnings per share for the respective periods, as the effect of these securities was antidilutive:

	Three months ended
	December 31,
(weighted-average number of shares, in thousands)	2004	2003
Stock options and warrants (under the treasury stock method)	1,921	—
4.25% Convertible Subordinated Notes due 2006	7,364	—
5.25% Convertible Subordinated Notes due 2006	5,840	—
4.00% Convertible Subordinated Notes due 2007	12,137	12,137
Restricted stock	6	—

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Had stock-based compensation been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been the amounts indicated below (in thousands, except per share amounts):

	Three months ended
	December 31,
	2004	2003
Net income (loss), as reported	$(120,718)	$40,647
Add: expense determined under fair value accounting included in net income (loss), as reported	2,989	23
Deduct: total expense determined under fair value accounting for all awards	(18,566)	(13,130)

Pro forma net income (loss)	$(136,295)	$27,540

Net income (loss) per share – basic, as reported	$(0.26)	$0.15
Pro forma net income (loss) per share – basic	$(0.29)	$0.10
Net income (loss) per share – diluted, as reported	$(0.26)	$0.13
Pro forma net income (loss) per share – diluted	$(0.29)	$0.10

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the stock-based awards is assumed to be amortized to expense over the instruments’ vesting period. The fair value has been estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended
	December 31,
	2004	2003
Risk-free interest rate	3.6%	3.3%
Expected volatility	97%	97%
Dividend yield	—	—
Expected life (years)	4.5	4.5
Weighted-average fair value of options granted	$1.58	$4.23

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

The Company accounts for non-employee stock-based compensation in accordance with the terms of SFAS No. 123 (See Note 7 - Other).

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (R), “Share-Based Payment”. This pronouncement amends SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires that public companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. This statement is effective beginning with the Company’s fiscal 2005 fourth quarter beginning July 2, 2005. The Company expects the impact of this new pronouncement to be significant to its results of operations.

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

Total cash, cash equivalents and marketable securities at December 31, 2004 and at September 30, 2004 are as follows (in thousands):

	December 31,	September 30,
	2004	2004
Cash and cash equivalents	$132,326	$139,031

Equity securities- Skyworks Solutions, Inc. (6.2 million shares at December 31, 2004 and September 30, 2004)	58,305	61,767
Equity securities- SiRF Technologies, Inc. (5.9 million shares at December 31, 2004 and September 30, 2004)	74,705	87,509
Other short-term marketable securities (primarily mutual funds, domestic government agency securities and corporate debt securities)	2,587	13,764

Subtotal- short-term investments	135,597	163,040

Long-term marketable securities (primarily domestic government agency securities and corporate debt securities)	123,266	137,604

Total cash, cash equivalents and marketable securities	$391,189	$439,675

For all investment securities, unrealized losses that are other than temporary are recognized in net income (loss). The Company does not hold these securities for speculative or trading purposes.

2. Acquisitions

Acquisition of Paxonet Communications, Inc.

On December 3, 2004, the Company acquired all of the outstanding capital stock of Paxonet Communications, Inc. (Paxonet), a privately held company headquartered in Fremont, California, with an engineering workforce primarily based in India.

The consideration for this purchase was $14.8 million in cash. Net tangible assets acquired were $0.4 million. Approximately $0.7 million of the purchase price was allocated to unearned compensation representing the intrinsic value of unvested stock options exchanged in the transaction and the remainder to identifiable intangible assets and goodwill. The unearned compensation will be amortized to expense over the four year remaining vesting period of the stock options. The identifiable intangible assets of $2.0 million are being amortized on a straight-line basis over five years. The amount recorded as goodwill of $11.7 million is not deductible for tax purposes. The purchase price allocation is preliminary and is subject to change pending finalization of a third party valuation report of acquired identifiable intangible assets.

The pro forma effect of this acquisition was not material to the Company’s results of operations for fiscal 2005 or 2004.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Merger with GlobespanVirata, Inc.

On February 27, 2004, the Company completed its merger with GlobespanVirata, with GlobespanVirata becoming a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was accounted for under the purchase method of accounting with the Company as the acquirer. In exchange for 100% of the outstanding shares of common stock of GlobespanVirata (approximately 150.7 million shares), the Company issued 1.198 shares of Conexant common stock for each share of GlobespanVirata common stock outstanding (or approximately 180.6 million shares of Conexant common stock) and each outstanding option and warrant to purchase GlobespanVirata common stock was adjusted and converted into an option or warrant to purchase Conexant common stock based on the 1.198 merger ratio (or approximately 43.6 million options to purchase shares of Conexant common stock). In May 2004, the GlobespanVirata, Inc. subsidiary was renamed Conexant, Inc., and hereinafter will be referred to as Conexant, Inc., and the overall business combination is hereinafter referred to as the Merger.

The purchase consideration is summarized as follows (in thousands):

Fair market value of Conexant common stock issued	$1,027,342
Fair value of Conexant common stock options issued	81,011
Transaction costs	12,900

Total purchase consideration	$1,121,253

The fair value of Conexant common stock and stock options issued of $1.1 billion has been allocated to common stock and additional paid in capital. The fair market value of the 180.6 million shares of common stock issued was determined using a per share price of $5.69 (the average of the closing market prices of Conexant common stock on the day of the announcement of the Merger, November 3, 2003, and on the three business days before and after the announcement date). In accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, the $111.9 million fair value of the 43.6 million Conexant common stock options granted to replace the acquired common stock options was determined using a Black-Scholes option pricing model with the following assumptions: market price of $5.69 per share, volatility of 97%, risk-free rate of return of 3.2%, expected lives of 4.5 years and no dividend yield. Approximately $30.9 million in intrinsic value associated with the unvested stock options has been allocated to unearned compensation and will be amortized to expense over the average remaining vesting period of approximately 2.6 years. A total of $3.0 million of this unearned compensation was recognized as an expense in the three months ended December 31, 2004.

In connection with the Merger, the Company began to formulate a reorganization and restructuring plan (the Reorganization Plan). As a result of the Reorganization Plan, through September 30, 2004, the Company recognized an aggregate of $11.5 million as liabilities assumed in the purchase business combination related to restructuring liabilities for estimated costs related to Conexant, Inc. facilities consolidation and the related impact on Conexant, Inc. outstanding real estate leases and Conexant, Inc. involuntary employee terminations and relocations. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141 entitled “Business Combinations” and EITF 95-3 entitled “Recognition of Liabilities in Connection with a Purchase Business Combination”. The Reorganization Plan was complete as of December 31, 2004 and no adjustments were made to goodwill for these actions during the first fiscal quarter of 2005.

In the Merger, the Company acquired a reserve for income tax contingencies for foreign income tax matters which arose due to items recorded in the income tax returns of the former GlobespanVirata subsidiaries. As of September 30, 2004, this reserve balance was $8.2 million. In the quarter ended December 31, 2004, a portion of this income tax contingency was settled with the taxing authorities, and as a result, the amount of the liability in excess of the settlement amount of $5.4 million was reduced with a corresponding reduction to goodwill. As the remaining pre-acquisition contingencies continue to evolve and settle with the taxing authorities, the Company will record such changes, favorable or unfavorable, against the purchase price allocation (goodwill) through the expiration of the allocation period (the end of the fiscal 2005 second quarter) as defined by SFAS No. 141. If the contingencies are not settled by the end of the fiscal 2005 second quarter, any changes after that date, whether favorable or unfavorable, will be recorded to operations.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

The following sets forth the Company’s estimates of the fair values of the assets acquired and liabilities assumed in the Merger (in thousands). The amounts below may change further through the end of the allocation period.

Cash and cash equivalents	$42,515
Short-term and long-term investments	153,099
Accounts receivable	91,259
Inventories	73,281
Prepaids and other current assets	4,236
Property and equipment	46,883
Other long-term assets	20,600
Identifiable intangible assets	137,931
In-process research and development	160,818
Goodwill	626,981
Accounts payable	(41,580)
Accrued expenses	(72,626)
Accrued restructuring and reorganization liabilities	(11,465)
Long-term debt	(130,000)
Other long-term liabilities	(23,284)
Treasury stock	9,188
Notes receivable from stock sales	2,469
Unearned compensation	30,948

Net assets acquired	$1,121,253

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

The identifiable intangible assets were valued using the income approach and a discount rate of 18%. The developed technologies consist of eight products in the digital subscriber line (DSL) and wireless local area network (LAN) categories. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the current technology. The type of income approach utilized for the trademark was the relief from royalty methodology, under which an estimate is made as to the appropriate royalty income that would be negotiated in an arm’s length transaction if the subject intangible asset were licensed from an independent third party owner. These assets are being amortized on a straight-line basis over their estimated useful lives ranging from 2 to 7 years, with a weighted-average life of approximately 5 years. Amortization expense for these intangible assets was $6.9 million for the three months ended December 31, 2004. The Company does not believe that any indicator of permanent impairment exists with respect to the identifiable intangible assets. The Company continues to evaluate the indicators of impairment and if such indicators are determined to exist, the Company will formally evaluate the recoverability of these assets. The amount recorded as goodwill of $627.0 million is not deductible for tax purposes.

The amount allocated to in process research and development (IPR&D) of $160.8 million was expensed upon completion of the Merger (as a charge not deductible for tax purposes) as it was determined that the underlying products had not reached technological feasibility, had no alternative uses and successful development was uncertain. The Company identified and valued two IPR&D projects relating to the development of DSL and wireless networking products. The DSL project represented 70% of the total IPR&D acquired. Both projects were approximately 87% complete at the date of the merger. The estimated costs to complete for the DSL and wireless networking projects were approximately $14.1 million and $6.2 million, respectively. These projects are planned to be completed in fiscal 2005. The fair values assigned to these projects were based on the income approach and used projected cash flows which were discounted at a rate of 19%. The discount rate was derived from a weighted-

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

average cost of capital analysis, adjusted upwards to reflect additional risks inherent in the development process, including the probability of achieving technological success and market acceptance. Each of the IPR&D projects was analyzed considering technological innovations, the existence and utilization of core technology, the complexity, costs and time to complete the remaining development efforts, and stage of completion. The discount rate reflects the stage of completion and other risks inherent in the projects. The material risks associated with the incomplete projects are the ability to complete the items within the outlined timeframes and within the allocated cost guidelines, and ultimately to sell the products to end-users.

Management is responsible for the amounts determined for IPR&D as well as developed technologies and believes that these amounts are representative of fair values. Actual results do not differ materially from the estimates used in the valuation of IPR&D.

The treasury stock of $9.2 million represents the value of the 1.25 million shares of Conexant common stock held by iCompression, a subsidiary of the former GlobespanVirata, which were effectively repurchased at the Merger closing date of February 27, 2004.

The Merger was accounted for as a purchase and the operating results of the former GlobespanVirata have been included in the Company’s operations from the closing date. The following unaudited pro forma information represents a summary of the results of operations as if the Merger occurred at the beginning of the period presented and includes amortization of identifiable intangibles and unearned compensation from that date.

Three months
ended Dec. 31,
2003
Net revenues	$314,581
Net income	$38,633
Net income per common share – basic	$0.08
Net income per common share – diluted	$0.08

The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had the Merger closed on October 1, 2003.

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

certain technology milestones are achieved. This contingent consideration has not been included in the purchase price allocation and if earned, such amounts will be capitalized as an addition to goodwill.

The pro forma effect of this acquisition was not material to the Company’s results of operations for fiscal 2004.

3. Supplemental Financial Statement Data

Marketable Securities
Marketable securities consist of short-term investments and long-term investments, all of which are classified as available-for-sale securities as follows:

Short-term investments (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
December 31, 2004:
Corporate debt securities	$1,405	$—	$(2)	$1,403
Equity securities	56,524	77,670	—	134,194

	$57,929	$77,670	$(2)	$135,597

September 30, 2004:
Mutual funds	$10,837	$—	$(125)	$10,712
Corporate debt securities	2,274	—	(3)	2,271
Equity securities	56,524	93,533	—	150,057

	$69,635	$93,533	$(128)	$163,040

The mutual fund holdings at September 30, 2004 were invested in adjustable rate mortgages and government agency securities.

Long-term investments (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
December 31, 2004:
Domestic government agency securities	$88,738	$—	$(434)	$88,304
Corporate debt securities	35,202	3	(243)	34,962

	$123,940	$3	$(677)	$123,266

September 30, 2004:
Domestic government agency securities	$105,956	$—	$(800)	$105,156
Corporate debt securities	32,595	—	(147)	32,448

	$138,551	$—	$(947)	$137,604

The Company’s long-term marketable securities principally have original contractual maturities from one to three years.

Inventories
Inventories consist of the following (in thousands):

	December 31,	September 30,
	2004	2004
Work-in-process	$70,785	$99,226
Finished goods	65,653	95,528

	$136,438	$194,754

At December 31, 2004 and September 30, 2004, inventories are net of $49.5 million and $23.3 million, respectively, of allowances for excess and obsolete inventories. In addition, at December 31, 2004, inventories are net of $18.8 million in lower of cost or market reserves.

In the quarter ended December 31, 2004, in response to lower market prices and reduced end-customer demand for Broadband Access and Wireless Networking products, the Company recorded $26.2 million in excess and obsolete charges and $18.8 million of charges to reduce certain Wireless Networking inventory to its estimated lower of cost or market value.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Goodwill
During the first quarter of fiscal 2005, goodwill was adjusted as follows (in thousands):

Goodwill, September 30, 2004	$708,544
Acquisition of Paxonet	11,731
Adjustments to prior purchase price allocation (1)	(5,423)

Goodwill, December 31, 2004	$714,852

(1) In the Merger, the Company acquired a reserve for income tax contingencies for foreign income tax matters which arose due to items recorded in the income tax returns of the former GlobespanVirata subsidiaries. In the quarter ended December 31, 2004, a portion of this income tax contingency was settled with the taxing authorities, and as a result, the amount of the liability in excess of the settlement amount of $5.4 million was reduced with a corresponding reduction to goodwill.

Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2004			September 30, 2004
	Gross	Accumulated		Gross	Accumulated
	Asset	Amortization	Net	Asset	Amortization	Net
Developed technology	$145,946	$(32,659)	$113,287	$145,946	$(25,359)	$120,587
Customer base	4,050	(1,052)	2,998	2,050	(847)	1,203
Other intangible assets	20,908	(8,246)	12,662	20,908	(7,457)	13,451

	$170,904	$(41,957)	$128,947	$168,904	$(33,663)	$135,241

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	Remainder of
	2005	2006	2007	2008	2009	Thereafter
Amortization expense	$23,651	$30,301	$29,569	$29,114	$13,611	$2,701

Mindspeed Warrant
The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net each period. At December 31, 2004, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated condensed balance sheet was $41.4 million. The current portion of $5.6 million was determined using current pricing data, and the remaining portion was valued using a Black-Scholes model with terms for portions of the warrant varying from 1 to 5 years, volatility of 90%, a risk-free interest rate of 3.2% and no dividend yield. It is the Company’s intent to liquidate the portion of this warrant classified as current in the next twelve months.

The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Convertible Subordinated Notes
At December 31, 2004, the components of convertible subordinated notes are as follows (in thousands):

4.00% Convertible Subordinated Notes due February 2007 with a conversion price of $42.43	$515,000
4.25% Convertible Subordinated Notes due May 2006 with a conversion price of $9.08	66,825
5.25% Convertible Subordinated Notes due May 2006 with a conversion price of $22.26	130,000

Total convertible subordinated notes	$711,825

Other (Income) Expense, Net
Other (income) expense, net consists of the following (in thousands):

	Three months ended
	December 31,
	2004	2003
Investment and interest income	$(551)	$(2,497)
Decrease in fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes	—	4,911
Increase in fair value of the Mindspeed warrant	(14,773)	(24,630)
Interest expense	8,431	6,689
Equity in (earnings) losses of equity method investees	3,089	(10,165)
Other	1,049	411

Other (income) expense, net	$(2,755)	$(25,281)

During the three months ended December 31, 2003, an unrelated party repaid a $30.0 million note issued in connection with a previous equity investment in Jazz Semiconductor, Inc., in which the Company owns a 38% interest. In accordance with Staff Accounting Bulletin No. 51, the Company recognized an $11.4 million gain upon the payment of this note, which is included in equity in earnings of equity method investees.

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

5. Commitments and Contingencies

Legal Matters

Certain claims have been asserted against the Company, including claims alleging the use of the intellectual property rights of others in certain of the Company’s products. The resolution of these matters may entail the negotiation of a

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

license agreement, a settlement, or the adjudication of such claims through arbitration or litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted and taking into account the Company’s reserves for such matters, management believes the disposition of such matters will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

IPO Litigation. In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased Conexant, Inc. common stock between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of Conexant, Inc.’s initial and secondary public offerings as well as certain Conexant, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling Conexant, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with approximately 300 other actions making similar allegations regarding the public offerings of hundreds of other companies during 1998 through 2000. In June 2003, the issuers, the individual defendants and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against Conexant, Inc.’s officers and directors. The settlement remains subject to a number of conditions, including class certification and approval of the settlement by the court. It is possible that the parties will not reach agreement on the final settlement or that the settlement will not be approved. Even if the settlement is approved, individual class members will have an opportunity to “opt out” of the class and to file their own lawsuits, and some may do so. In either event, the Company believes that the Conexant, Inc. officers and directors have meritorious defenses to the plaintiffs’ claims and expects that those defendants will defend themselves vigorously. The Company also believes that it has sufficient insurance coverage to cover any indemnification obligations to the directors and officers related to this litigation.

Texas Instruments, Inc. The Company’s Conexant, Inc. subsidiary has been involved in a dispute with Texas Instruments, Inc. (Texas Instruments) over a group of patents (and related foreign patents) that Texas Instruments alleges are essential to certain industry standards for implementing ADSL technology. On June 12, 2003, Conexant, Inc. filed a complaint against Texas Instruments, Stanford University and its Board of Trustees, and Stanford University OTL, LLC (collectively, the Defendants) in the U.S. District Court of New Jersey. The complaint asserts, among other things, that the Defendants have violated the antitrust laws by creating an illegal patent pool, by manipulating the patent process and by abusing the process for setting industry standards related to ADSL technology. The complaint also asserts that the Defendants’ patents relating to ADSL are unenforceable, invalid and/or not infringed by Conexant, Inc. products. Conexant, Inc. is seeking, among other things, (i) a finding that the Defendants have violated the federal antitrust laws and treble damages based upon such a finding, (ii) an injunction prohibiting the Defendants from engaging in anticompetitive practices, (iii) a declaratory judgment that the claims of the Defendants’ ADSL patents are invalid, unenforceable, void, and/or not infringed by Conexant, Inc. and (iv) an injunction prohibiting the Defendants from pursuing patent litigation against Conexant, Inc. and its customers. On August 11, 2003 and September 9, 2003, the Defendants answered the complaint, denied Conexant, Inc.’s claims and filed counterclaims alleging that Conexant, Inc. has infringed certain of their ADSL patents. In addition to other relief, the Defendants are seeking to collect damages for alleged past infringement and to enjoin Conexant, Inc. from continuing to use the Defendant’s ADSL patents. Although the Company believes that Conexant, Inc. has strong arguments in favor of its position in this dispute, it can give no assurance that Conexant, Inc. will prevail on any of these grounds in litigation. If any such litigation is adversely resolved, Conexant, Inc. could be held responsible for the payment of damages and/or future royalties and/or have the sale of certain of Conexant, Inc. products stopped by an injunction, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Class Action Suits. In December 2004 and January 2005, the Company and certain current and former officers were named as defendants in several complaints filed on behalf of all persons who purchased Company common stock during a specified class period in the U.S. District Court of New Jersey and the U.S. District Court for the Central District of California, alleging that the defendants violated the Securities Exchange Act of 1934 (the Exchange Act) by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The defendants believe these charges are without merit and intend to vigorously defend the litigation.

Shareholder Derivative Suits. In January 2005, the Company and certain current and former directors and officers were named as defendants in purported shareholder derivative actions in California State Court for the County of Orange, alleging that the defendants breached their fiduciary duties, abused control, mismanaged the company, wasted corporate assets and unjustly enriched themselves. The defendants believe these charges are without merit and intend to vigorously defend the litigation.

Agere Systems, Inc. On November 4, 2004, the Company reached a settlement with Agere Systems Inc. (Agere), which among other things, dismissed with prejudice all litigation matters between the two companies. The settlement agreement also provided for the dismissal with prejudice of all claims brought by and against Intersil. Conexant, Inc. (formerly GlobespanVirata, Inc.) acquired the WLAN Group of Intersil in August 2003. As part of this overall litigation settlement, the Company made a cash payment, which was accrued in fiscal 2004, to Agere in the amount of $8.0 million in November 2004 and the two companies entered into various license agreements covering the patents involved in the suits and other semiconductor devices.

Other

The Company has been designated as a potentially responsible party and is engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. In addition, the Company is engaged in remediation of groundwater contamination at its former Newport Beach, California wafer fabrication facility. Management currently estimates the aggregate remaining costs for these remediations to be approximately $3.0 million and has accrued for these costs as of December 31, 2004.

The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $5.7 million and $4.4 million for the three months ended December 31, 2004 and 2003, respectively.

At December 31, 2004, future minimum lease payments under operating leases, excluding any sublease income, were as follows (in thousands):

Fiscal Year
2005 remaining 9 months	$21,620
2006	21,445
2007	16,795
2008	12,114
2009	9,172
Thereafter	62,097

Total future minimum lease payments	$143,243

At December 31, 2004, the Company has many sublease arrangements on operating leases for terms ranging from near term to approximately 6 years. Aggregate scheduled sublease income based on current terms is approximately $7.5 million.

The summary of future minimum lease payments includes an aggregate gross amount of $44.7 million of lease obligations that principally expire through fiscal 2021, which have been accrued for in connection with the

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Company’s reorganization and restructuring actions (see Note 7) and previous actions taken by GlobespanVirata prior to the Merger.

The Company purchases a portion of its requirements for silicon-based semiconductor products from Jazz Semiconductor, Inc. (Jazz). In the event the Company’s actual wafer purchases are less than the required minimum volumes, it will be required to make additional payments to Jazz. The Company’s expected minimum purchase obligations under the supply agreement with Jazz, net of a portion of the wafer purchase obligations assumed by a third party, will be approximately $7.0 million for the remainder of fiscal year 2005. The Company is contingently liable for the approximate $6.0 million in the minimum purchase obligations assumed by that third party.

Additionally, the Company entered into a supply agreement with Skyworks in June 2002, under which Skyworks provides semiconductor assembly and test services at the Company’s former Mexicali, Mexico facility. Under this supply agreement, the Company is obligated to purchase certain minimum amounts of assembly and test services for the remainder of fiscal 2005 in the amount of $7.2 million. In the event the Company’s purchases of assembly and test services are less than the required minimum amounts, it will be required to make additional payments to Skyworks.

The Company currently anticipates meeting each of the minimum purchase obligations under the supply agreements with Jazz and Skyworks.

At December 31, 2004, the Company is contingently liable for approximately $14.6 million in operating lease commitments on facility leases that were assigned to Mindspeed and Skyworks at the time of their separation from the Company.

In connection with certain non-marketable equity investments, the Company may be required to invest up to an additional $4.4 million as of December 31, 2004.

The Company has exercised its purchase option for approximately $60.0 million to purchase two buildings in Newport Beach, California which are currently occupied under a lease agreement. The Company’s plan is to complete a sale-leaseback transaction with respect to these facilities in the quarter ending March 31, 2005.

The Company has made commitments to certain employees in the amount of $4.6 million as of December 31, 2004. Such amounts will be earned and paid over the next twelve months.

6. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three months ended
	December 31,
	2004	2003
Net income (loss)	$(120,718)	$40,647

Other comprehensive income (loss):
Foreign currency translation adjustments	1,628	458
Change in unrealized gains on available-for-sale securities	(15,464)	(451)
Minimum pension liability adjustments	87	86
Effect of income taxes	—	172

Other comprehensive income (loss)	(13,749)	265

Comprehensive income (loss)	$(134,467)	$40,912

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,	September 30,
	2004	2004
Foreign currency translation adjustments	$(1,578)	$(3,206)
Unrealized gains on available-for-sale securities	76,994	92,458
Minimum pension liability adjustments	(6,614)	(6,701)

Accumulated other comprehensive income	$68,802	$82,551

7. Special Charges

Special charges consist of the following (in thousands):

	Three months ended
	December 31,
	2004	2003
Asset impairments	$455	$153
Restructuring charges	11,971	448
Integration charges	3,525	—
Other	3,306	4

	$19,257	$605

Asset Impairments

During the first fiscal quarter of 2005, the Company recorded asset impairment charges of $0.5 million related to various operating assets which were determined to be redundant and no longer required as a result of restructuring activities. These assets have been abandoned.

Restructuring Charges

The Company has implemented a number of cost reduction initiatives since late fiscal 2001 to improve its operating cost structure. The cost reduction initiatives included workforce reductions, and the closure or consolidation of certain facilities, among other actions. The costs and expenses associated with the restructuring activities, except for the liabilities associated with the 2004 Reorganization Plan that related to the employees and facilities of Conexant, Inc., are included in special charges in the accompanying consolidated condensed statements of operations. The costs and expenses resulting from the 2004 Reorganization Plan which related to the employees and facilities of Conexant, Inc. have been recorded as acquired liabilities in the Merger and included as part of the purchase price allocation in accordance with EITF 95-3 and SFAS No. 141 (see Note 2). Subsequent actions that impacted the employees and facilities of Conexant, Inc. have been included in special charges on the Company’s statements of operations.

2005 Restructuring Action – In November 2004, the Company announced additional plans to reduce its operating expense level by the end of the fourth fiscal quarter of 2005. The components of this plan are a shift of product development resources to lower-cost regions and cost savings from continued Merger-related sales, general and administrative consolidation. During the first fiscal quarter of 2005, the Company completed numerous senior management changes and notified an additional 13 employees in selling, general and administrative areas of their involuntary termination. The Company recorded total charges of $6.1 million based on the estimates of the cost of severance benefits for the affected employees and will charge an additional $0.5 million to restructuring expense in the next two fiscal quarters as certain severance benefits are earned. Additionally, the Company recorded restructuring charges of $4.0 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, the Company recorded the present value of the future lease obligations, in excess of the expected future sublease income, using a discount rate of approximately 8.0%, and will accrete the approximate $2.2 million into expense over the remaining life of the leases. The accrual for facility charges includes a $1.0 million non-cash reclassification of a portion of the deferred

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

gain on the previous sale of the facility, which has now been partially vacated. Subsequent to December 31, 2004, the Company launched an additional set of headcount reduction actions.

Activity and liability balances recorded as part of the 2005 Restructuring Action through December 31, 2004 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$6,073	$4,006	$10,079
Non-cash items	(22)	979	957
Cash payments	(3,333)	—	(3,333)

Restructuring balance, December 31, 2004	$2,718	$4,985	$7,703

2004 Restructuring Actions – The Company approved several restructuring plans during fiscal 2004. In connection with the Merger, the Company began to formulate a plan which included workforce reductions and facility consolidation actions. This plan was communicated at the time of the Merger and has been completed (the 2004 Merger Related Restructuring and Reorganization Plans). During the fourth fiscal quarter of 2004, the Company announced additional workforce reduction and facility consolidation actions in response to lower than anticipated revenue levels.

In connection with the Merger, the Company began to formulate the 2004 Merger Related Reorganization Plan which consisted primarily of workforce reductions to eliminate redundant positions and consolidation of worldwide facilities. The portions of the plan that pertained to Conexant, Inc. employees and facilities were recorded as acquired liabilities in the Merger and included as part of the purchase price allocation, in accordance with EITF No. 95-3 and SFAS No. 141. This plan consisted of an involuntary workforce reduction which affected approximately 35 employees of Conexant, Inc. These employees were located in the United States in sales and administrative functions. The charge associated with these workforce reductions of approximately $1.3 million was based upon estimates of the severance and fringe benefits for the affected employees, in addition to relocation benefits for others. The facility consolidation plan resulted in an initial charge of $13.5 million and included assumptions regarding sublease rates and time periods and other costs to prepare and sublease the applicable spaces. Additionally, at the date of the Merger, there had been a decline in the real estate market in certain geographic regions in which Conexant, Inc. had leased facilities. A portion of the facilities related charges represent adjustments to the fair market value rates of those leases. These non-cancelable lease commitments range from near term to 17 years in length. The Company reduced the original facility consolidation charge by approximately $3.6 million and increased the workforce related charge by approximately $0.2 million as a result of finalizing the 2004 Merger Related Reorganization Plan and recorded these changes as adjustments to the purchase price allocation (goodwill).

Activity and liability balances recorded as part of the 2004 Merger Related Reorganization Plan pertaining to Conexant, Inc. employees and facilities through December 31, 2004 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Recorded in purchase price allocation	$1,300	$13,509	$14,809
Adjusted to purchase price allocation	210	(3,554)	(3,344)
Cash payments	(536)	(788)	(1,324)

Restructuring balance, September 30, 2004	974	9,167	10,141
Cash payments	(277)	(273)	(550)

Restructuring balance, December 31, 2004	$697	$8,894	$9,591

The portion of the 2004 restructuring actions pertaining to Conexant Systems, Inc. employees and facilities was recorded to special charges during fiscal 2004 (the 2004 Merger Related Restructuring Plan). Approximately 90 employees in the sales and administrative and information technology areas were involuntarily terminated, resulting in charges of $1.9 million, which was based upon estimates of severance benefits for the affected employees. These

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

employees left the Company through December 2004. Additionally, the Company recorded restructuring charges of $1.9 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated.

During the fourth fiscal quarter of 2004, the Company announced additional workforce reduction actions in response to lower than anticipated revenue levels. The Company has recorded a total of $9.0 million based on the estimates of the cost of severance benefits for the affected employees and will charge an additional $0.8 million to restructuring expense in the next two fiscal quarters as certain severance benefits are earned. The Company notified approximately 230 employees of their involuntary termination, including approximately 180 domestic and 50 international employees. These employees will be leaving the Company through June 2005. The workforce reductions affected employees in all areas of the business.

Activity and liability balances recorded as part of the 2004 Merger Related Restructuring Plan pertaining to Conexant Systems, Inc. employees and facilities and the additional fourth fiscal quarter of 2004 restructuring action through December 31, 2004 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$7,066	$1,877	$8,943
Cash payments	(2,368)	(281)	(2,649)

Restructuring balance, September 30, 2004	4,698	1,596	6,294
Charged to costs and expenses	1,892	—	1,892
Cash payments	(2,034)	(197)	(2,231)

Restructuring balance, December 31, 2004	$4,556	$1,399	$5,955

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

Activity and liability balances related to the 2003 Corporate Restructuring Plan through December 31, 2004 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$1,181	$2,830	$4,011
Cash payments	(364)	—	(364)

Restructuring balance, September 30, 2003	817	2,830	3,647
Charged to costs and expenses	350	98	448
Expense reversal	(81)	—	(81)
Cash payments	(1,086)	(933)	(2,019)

Restructuring balance, September 30, 2004	—	1,995	1,995
Cash payments	—	(38)	(38)

Restructuring balance, December 31, 2004	$—	$1,957	$1,957

2002 Corporate and Manufacturing Restructuring Plan – During fiscal 2002, the Company initiated a further reduction of its workforce throughout its operations primarily as a result of the divestiture of its Newport Beach wafer fabrication operations and the spin-off and merger of the Company’s wireless communications business with Alpha Industries, Inc. to form Skyworks. In connection with the fiscal 2002 corporate and manufacturing restructuring actions, the Company terminated approximately 120 employees and recorded charges aggregating $2.4 million based upon estimates of the cost of severance benefits for the affected employees. The Company completed these actions in fiscal 2002. In addition, the Company recorded restructuring charges of $12.5 million for costs associated with the consolidation of certain facilities and commitments under license obligations that management determined would not be used in the future.

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

Activity and liability balances related to the 2002 Corporate and Manufacturing Restructuring Plan through December 31, 2004 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$2,437	$12,519	$14,956
Cash payments	(1,664)	(431)	(2,095)

Restructuring balance, September 30, 2002	773	12,088	12,861

Charged to costs and expenses	2,898	888	3,786
Expense reversal	—	(1,100)	(1,100)
Cash payments	(3,173)	(3,930)	(7,103)

Restructuring balance, September 30, 2003	498	7,946	8,444
Expense reversal	(46)	—	(46)
Cash payments	(452)	(3,949)	(4,401)

Restructuring balance, September 30, 2004	—	3,997	3,997
Cash payments	—	(998)	(998)

Restructuring balance, December 31, 2004	$—	$2,999	$2,999

Through December 31, 2004, the Company has paid an aggregate of $43.6 million in connection with all of its restructuring plans and has a remaining accrued restructuring balance of $28.2 million. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2005 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire through fiscal 2021. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.

Integration Charges

During the three months ended December 31, 2004, the Company incurred $3.5 million of costs related to the integration efforts of the employees, customers, operations and other business aspects related to the Merger.

Other

Other special charges in the first fiscal quarter of 2005 principally consist of $2.3 million of stock option and warrant modification charges and $1.0 million of other special charges.

8. Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although we had four operating segments at December 31, 2004, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable operating segment, broadband communications.

Under SFAS No. 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

We meet each of the aggregation criteria for the following reasons:

•	the sale of semiconductor products is the only material source of revenue for each of our four operating segments;

•	the products sold by each of our operating segments use a similar standard manufacturing process;

•	the products marketed by each of our operating segments are sold to similar customers; and

•	all of our products are sold through our internal sales force and common distributors.

Because we meet each of the criteria set forth above and each of our operating segments has similar economic characteristics, we aggregate our results of operations in one reportable operating segment.

Net revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended
	December 31,
	2004	2003
Americas	$18,439	$22,401
Asia-Pacific	105,472	140,362
Europe, Middle East and Africa	16,710	14,570

	$140,621	$177,333

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For the three months ended December 31, 2004, no customer accounted for 10% of net revenues. For the three months ended December 31, 2003, one customer (a foreign reseller) accounted for 14% of net revenues. No other customer accounted for 10% or more of the Company’s net revenues for the three months ended December 31, 2003.

9. Guarantees

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell International Corporation (now named Rockwell Automation, Inc.), the Company assumed responsibility for all contingent liabilities and then current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz Semiconductor, Inc., the Company agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in certain cases is indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. Product warranty costs are not significant.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Mindspeed Credit Facility

In connection with the spin-off of our Mindspeed Technologies business in June 2003, the Company entered into a senior secured revolving credit facility pursuant to which Mindspeed could have borrowed up to $50.0 million for working capital and general corporate purposes. On December 2, 2004, the Company and Mindspeed amended the credit facility. On December 8, 2004 Mindspeed completed a $46.0 million convertible subordinated note offering, thereby terminating the credit facility in accordance with the amended agreement.

11. Stock Option Exchange Program

On November 12, 2004, the Company commenced an offer to its employees to voluntarily exchange certain outstanding stock options. Under the terms of the offer, employees holding stock options having an exercise price equal to or greater than $5.00 per share could exchange their options for new options to purchase an equal number of shares of the Company’s common stock (subject to adjustment in certain circumstances). Employees accepting the exchange offer were also required to exchange all options granted within six months of the exchange offer, regardless of the exercise price. The offering period expired on December 13, 2004 and approximately 32.7 million common stock options, with a weighted-average exercise price of $8.00 per share, were tendered to the Company, accepted and cancelled. The Company will grant new options to the affected employees, on a one-for-one basis, at a date that is at least six months and one day after the acceptance of the old options for exchange and cancellation. The exercise price of the new options will be equal to the closing market price of Company common stock on such date. If the cancelled options were granted on or before December 31, 2002 or the eligible employee is a senior executive of the Company, the new options will vest in three equal installments on the first, second and third anniversaries of the grant date; otherwise the new options will vest 50% on the first anniversary of the grant date and 25% on each of the second and third anniversaries of the grant date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Except where otherwise noted, this discussion of our financial condition and results of operations represents our current operations, which include the GlobespanVirata, Inc. business from February 28, 2004 following the completion of our merger with GlobespanVirata, Inc. (the Merger).

We are a leading provider of integrated circuits and software for broadband communications solutions addressing consumer, business enterprise and service provider markets. Our expertise in mixed-signal processing allows us to deliver semiconductor devices and complete integrated systems that connect the client, or end-customer, side of personal communications access products such as PCs, set-top boxes, residential gateways and game consoles to audio, video, voice and data services over broadband wire line communications networks, including virtually all varieties of digital subscriber line (DSL), cable and Ethernet networks, over wireless local area networks (LAN) and over direct broadcast satellite, terrestrial and fixed wireless systems. We also deliver highly integrated, system-level solutions for telephone company central office equipment, such as DSL access multiplexers (DSLAMs) used in the provisioning of broadband audio, video, voice and data services. Our dial-up access products include a broad portfolio of modem chipsets and software for desktop and notebook PC applications as well as embedded equipment applications including fax machines, multifunction peripherals (MFPs), point-of-sale (POS) terminals, set-top boxes, gaming consoles and Internet terminals. Our wide variety of wireless networking chipsets and reference designs enable wireless connectivity in notebooks, PDAs, digital cameras, MP3 players and other handheld networking appliances in the home and business enterprise environments. And our media processing solutions include silicon tuners, demodulators and a variety of broadcast audio and video decoder and encoder devices that enable the capture, display, storage, playback and transfer of audio and video content in consumer-oriented products such as PCs, set-top boxes, gaming consoles, personal video recorders and digital versatile disk (DVD) applications. We operate in one reportable business segment.

We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 26% of net revenues in the first fiscal quarter of 2005. No customer accounted for 10% of our net revenues in the first fiscal quarter of 2005. Our top 20 customers accounted for approximately 74% of net revenues for the first fiscal quarter of 2005. Revenues derived from customers located in the Asia-Pacific region, the Americas, and Europe were 75%, 13%, and 12%, respectively, of our net revenues for the first fiscal quarter of 2005. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Overview of Current Performance

Our net revenues for the first fiscal quarter of 2005 and 2004 were $140.6 million and $177.3 million, respectively. This represents a decrease of $36.7 million or 20.7%. Our net revenues for the first fiscal quarter of 2004 do not include the results of the GlobespanVirata business. The decline in net revenues from the first fiscal quarter of 2004 is due to lower revenues in our Universal and Voice Access and Broadband Media Processing businesses caused by reduced demand and lower average selling prices, offset by additional revenues from our Wireless Networking business as a result of products acquired in the Merger.

Pro forma net revenue (including the results of the GlobespanVirata business from October 1, 2003) for the first fiscal quarter of 2004 was $314.6 million. Compared to pro forma first fiscal quarter of 2004 net revenues, our first fiscal quarter of 2005 net revenues declined $173.9 million or 55.3%. Compared to our net revenues for the fourth fiscal quarter of 2004, our first fiscal quarter of 2005 net revenues declined $72.5 million or 34.0% from $213.1 million.

The use of net revenues for the combined companies as if the Merger had closed at the beginning of the quarter ended December 31, 2003 is a non-GAAP financial measure, which is used by management to provide useful information in establishing a meaningful comparison of revenue levels. It is not intended to be an alternative to GAAP measures.

During fiscal 2004, we experienced lower than expected end customer demand which resulted in excess channel inventory build up at our direct customers, distributors and resellers, price erosion in the Wireless Networking and Broadband Access businesses and market share loss in our Wireless Networking business. During the quarter ended December 31, 2004, we reduced channel inventory at our distributors by approximately $40.0 million and we believe that there was an approximate $10.0 million reduction of channel inventory at our direct customers (See “Results of Operations – Net Revenues”). The reduction in demand, average selling price erosion and channel inventory reduction resulted in the net revenue decline from the quarter ended December 31, 2003 to the quarter ended December 31, 2004. The sequential decline in net revenues from the quarter ended September 30, 2004 to the quarter ended December 31, 2004 is primarily attributable to the reduction in channel inventories as mentioned above and lower net revenues in the Broadband Access business.

The reduced demand outlook for fiscal year 2005 and the further decline of average selling prices in Wireless Networking products resulted in first quarter internal and channel inventory charges aggregating $52.9 million. These charges include $26.2 million for excess and obsolete inventory primarily related to Broadband Access and Wireless Networking products, $18.8 million of lower of cost or market write-downs for Wireless Networking inventory and $7.9 million of pricing adjustments to inventories in the channel (See “Results of Operations- Net Revenues”).

Since the completion of the Merger, we have announced several workforce reduction and facilities consolidation actions in order to achieve operational efficiencies. In the fourth quarter of fiscal 2004, we announced additional workforce reductions to implement further Merger synergies and to align our operating expenses to lower revenue forecasts. Certain of these actions have been completed, and others are in the process of being completed. In November 2004, we announced a plan to reduce quarterly operating expenses by an additional $15.0 million. The primary drivers of the expense reductions are expected to be an increasing shift of product development resources to lower-cost regions and cost savings from continued Merger-related selling, general and administrative consolidation. In December 2004, we completed the acquisition of Paxonet Communications, a semiconductor product development company with an experienced and lower-cost engineering team based in India. In January 2005, we launched an additional set of headcount reduction actions that will bring us closer to our operating expense objectives. See Notes 2 and 7 of Notes to Consolidated Condensed Financial Statements for further information. The cost savings of these actions are expected to be fully reflected in the quarter ending December 31, 2005. We continuously evaluate our business in light of current market and competitive conditions to ensure that our operating expenses are in line with our expected revenue forecasts. As a result, future periods will require further actions to reduce operating expenses. We do not believe that these actions have or will inhibit our ability to invest in appropriate levels of research and development.

Results of Operations

Net Revenues

	Three months ended			Change from	Change from
	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 2004	Dec. 2003
(in millions)	2004	2004	2003	Quarter	Quarter
Net revenues	$140.6	$213.1	$177.3	(34)%	(21)%

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

We have more than 20 distributor customers for whom revenue is recognized upon our shipment of product to them, as our contractual terms provide for no rights of return. During the first fiscal quarter of 2005, we made a business decision to assist primarily three distribution customers to more rapidly sell their inventory by accepting net product returns of $13.3 million and making price adjustments of $7.9 million on certain of their products in inventory. As a result of implementing these returns and adjustments, which are a departure from our contractual terms with these customers, we have decided that it is appropriate to defer the recognition of revenue on sales to these distributors until the purchased products are sold by the distributors to a third party. We do not believe that this method of revenue recognition, for these three customers, will have a material impact on our net revenues in future quarters.

See “Overview of Current Performance” above for a discussion of net revenues.

Gross Margin

	Three months ended			Change from	Change from
	Dec. 31,	Sept. 30,	Dec. 31	Sept. 2004	Dec. 2003
(in millions)	2004	2004	2003	Quarter	Quarter
Gross margin	$7.2	$85.4	$79.1	(92)%	(91)%
Percent of net revenues	5%	40%	45%

Gross margin represents net revenues less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer production, assembly and test services. Our cost of goods sold consists predominantly of purchased finished wafers, assembly and test services, royalty and other intellectual property costs and labor and overhead associated with product procurement.

Our gross margin for the first fiscal quarter of 2005 was 5% compared with the similar period of fiscal 2004 gross margin of 45% and the immediately preceding quarter of 40%. The gross margin percentage decrease from the first fiscal quarter of 2004 is attributable to the effects of the $52.9 million of internal and channel inventory charges recorded in the first fiscal quarter of 2005, of which $45.0 million was recorded against cost of goods sold and $7.9 million against net revenues, and lower average selling prices on many of our products. Excluding the above mentioned charges of $52.9 million in the first fiscal quarter of 2005, our gross margin would have remained at 40%, consistent with the fourth fiscal quarter of 2004.

We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over nine to twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During the quarter ended December 31, 2004, we recorded $26.2 million in inventory charges for excess and obsolete inventory.

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

Further, on a quarterly basis, we assess the net realizable value of our inventories. When the estimated average selling price, plus costs to sell our inventory falls below our inventory cost, we adjust our inventory to its current estimated market value. During the quarter ended December 31, 2004, we recorded $18.8 million in inventory charges to adjust certain Wireless Networking products to their estimated market value. Increases or decreases to this inventory reserve may be required based upon actual average selling prices and changes to our current estimates. These reserve adjustments may impact our gross margin percentage in future periods.

Under our supply arrangement with Jazz Semiconductor, Inc. (Jazz), we are obligated to purchase certain minimum annual volumes of wafers through March 2005. Additionally, under a supply agreement with Skyworks, we are obligated to purchase certain minimum amounts of assembly and test services during fiscal year 2005. In the event our actual purchases under these arrangements are less than the required minimum volumes, we will be required to make additional payments, which would adversely affect our gross margin. We currently anticipate meeting each of the annual minimum purchase obligations under the supply agreements with Jazz and Skyworks.

Research and Development

	Three months ended			Change from	Change from
	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 2004	Dec. 2003
(in millions)	2004	2004	2003	Quarter	Quarter
Research and development	$72.5	$72.8	$39.2	nm	85%
Percent of net revenues	52%	34%	22%

nm = not meaningful

Our research and development (R&D) expenses consist principally of direct personnel costs to develop new communications and semiconductor products, photo mask and other costs for pre-production evaluation and testing of new devices and design and test tool costs. Our R&D expenses also include the costs for design automation and advanced package development, and non-cash stock compensation charges related to the amortization of unvested stock options exchanged in the Merger.

The $33.3 million increase in R&D expenses for the first quarter of fiscal 2005 compared to the similar period of fiscal 2004 primarily reflects additional development costs associated with DSL and Wireless Networking products as a result of the Merger, an increase of $2.2 million in stock compensation charges as a result of the Merger, and to a much lesser extent, increased R&D project costs associated with increases in labor, purchased R&D and electronic design automation tools. As a result of cost reduction initiatives, we expect that R&D expenses will be lower in future periods.

Selling, General and Administrative

	Three months ended			Change from	Change from
	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 2004	Dec. 2003
(in millions)	2004	2004	2003	Quarter	Quarter
Selling, general and administrative	$30.0	$35.7	$22.8	(16)%	32%
Percent of net revenues	21%	17%	13%

Our selling, general and administrative (SG&A) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, real estate, information systems, customer service, sales, marketing, field application engineering and other services, and non-cash stock compensation charges related to the amortization of unvested stock options exchanged in the Merger.

The $7.2 million increase in SG&A expense for the three months ended December 31, 2004 compared to the same period of fiscal 2004 is attributable to additional SG&A costs as a result of the Merger and a $0.7 million increase in stock compensation charges as a result of the Merger.

When compared to the immediately preceding quarter, SG&A expense decreased $5.7 million to $30.0 million from $35.7 million. This decrease is primarily a result of accounts receivable bad debt charges taken in the fourth fiscal quarter of 2004 and to a lesser extent the impact of our cost reduction initiatives. As a result of cost reduction initiatives, we expect that SG&A expenses will be lower in future periods.

Amortization of Intangible Assets

	Three months ended December 31,
(in millions)	2004	Change	2003
Amortization of intangible assets	$8.3	nm	$1.0
Percent of net revenues	nm		nm

nm = not meaningful

Amortization expense is recorded for intangible assets other than goodwill pursuant to SFAS Nos. 141 and 142. SFAS No. 141 requires that all business combinations be accounted for using the purchase method and provides criteria for recording intangible assets separately from goodwill. Goodwill must be tested at least annually for impairment and written down when impaired.

The increased amortization expense in the three months ended December 31, 2004 compared to the three months ended December 31, 2003 is primarily attributable to the significant intangible assets we acquired in the Merger. See Note 2 of Notes to Consolidated Condensed Financial Statements for further information. We expect that amortization of intangible assets will be approximately $23.7 million for the remainder of fiscal 2005.

Special Charges

Special charges consist of the following:

	Three months ended December 31,
(in millions)	2004	Change	2003
Restructuring charges	$12.0	nm	$0.4
Asset impairment charges	0.5	nm	0.2
Integration charges	3.5	nm	—
Other	3.3	nm	—

	$19.3		$0.6

nm= not meaningful

See Note 7 of Notes to Consolidated Condensed Financial Statements for a discussion of asset impairment charges, restructuring charges, integration charges and other special charges.

Other (Income) Expense, Net

	Three months ended December 31,
(in millions)	2004	Change	2003
Other (income) expense, net	$(2.8)	nm	$(25.3)
Percent of net revenues	nm		nm

nm= not meaningful

Other (income) expense, net for the first fiscal quarter of 2005 was comprised of a $14.8 million increase in the fair value of the Mindspeed warrant, $0.6 million of investment and interest income on invested cash balances, offset by $8.4 million of interest expense primarily from our convertible subordinated notes, $3.1 million of loss in our equity method investments and foreign exchange transaction losses. Due to variations in the fair value of the common stock underlying the Mindspeed warrant, we expect that other (income) expense, net may fluctuate significantly in future periods until this derivative instrument is liquidated.

Other (income) expense, net for the first quarter of fiscal 2004 was comprised of a $24.6 million increase in the fair value of the Mindspeed warrant, $10.2 million of income in our equity method investments (including a $11.4 million gain in accordance with Staff Accounting Bulletin No. 51 for the realization of an additional investment made by another party in Jazz) and $2.5 million of investment and interest income on invested cash balances, offset by $6.7 million of interest expense on our convertible subordinated notes and a $4.9 million decrease in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes. The $11.4 million gain in our investment in Jazz is the result of our ownership in Jazz decreasing from 45% to approximately 38% when the additional favorable investment was realized.

As a result of the acquisition of $130.0 million of the 5.25% convertible subordinated notes in the Merger, interest expense in the three months ended December 31, 2004 was higher than in the three months ended December 31, 2003.

The carrying values of non-marketable investments are at cost, or their estimated fair values, if lower. These investments consist of equity interests in early stage technology companies for which we had accounted under the cost method. We estimate the fair value of these investments based upon available financial and other information, including the then-current and projected business prospects for the subject companies, and when we determine that the decline in the fair value of these investments is other than temporary, they are written down to fair value.

Provision for Income Taxes

We recorded income tax expense of $0.5 million and $0.2 million for the three months ended December 31, 2004 and 2003, respectively, primarily reflecting taxes imposed on our foreign subsidiaries. No federal income tax expense was recorded for the first fiscal quarter of 2005 due to our net loss in the quarter and no federal income tax was recorded in the first fiscal quarter of 2004 as the net income for that period was offset by net operating loss carryovers that have a full valuation allowance recorded against them. Except to the extent of the federal alternative minimum tax, we expect this will continue for the foreseeable future. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized.

As of December 31, 2004, Conexant had $1.1 billion of fully reserved deferred tax assets which are available to offset future tax obligations subject to limitations imposed by section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $6.7 million during the first fiscal quarter of 2005. Cash used by operating activities was $16.1 million for the first fiscal quarter of 2005, compared to cash provided by operating activities of $22.6 million for the comparable period in fiscal 2004. Operating cash flows for the first fiscal quarter of 2005 were approximately $4.0 million, excluding an $8.0 million payment to Agere for the settlement of patent litigation, and $12.0 million of payments related to special charges and other items. The $4.0 million was primarily a result of approximately $55.2 million of favorable changes in accounts receivable, inventories, accounts payable, accrued expenses and other current liabilities and other during the first fiscal quarter of 2005.

Cash provided by investing activities of $8.8 million for the first fiscal quarter of 2005 includes net sales of marketable securities of $27.1 million, partially offset by net cash paid for an acquisition of $14.5 million, capital expenditures of $2.1 million, and investments of $1.8 million. Cash used in investing activities of $15.1 million in the first three months of fiscal 2004 principally consisted of $4.3 million of net purchases of marketable securities, capital expenditures of $4.9 million, payment of deferred purchase consideration of $4.0 million, and deferred merger costs of $1.4 million.

Cash provided by financing activities of $0.6 million for the first fiscal quarter of 2005 consisted of $0.4 million in proceeds from the exercise of stock options and $0.2 million from repayment of an employee loan. The $6.1 million in cash provided by financing activities for the comparable period of fiscal 2004 consisted of proceeds from the exercise of stock options.

As of December 31, 2004, our principal sources of liquidity are our existing cash reserves and marketable securities, the current portion of the Mindspeed warrant, our investments in third parties, such as Jazz, and cash generated from product sales. Our working capital at December 31, 2004 was $307.0 million compared to $434.8 million at September 30, 2004. In addition, at December 31, 2004, we held $123.3 million in long-term marketable securities which we could liquidate to fund operations and/or future acquisitions.

Total cash, cash equivalents and marketable securities are as follows:

	December 31,	September 30,
(in millions)	2004	2004
Cash and cash equivalents	$132.3	$139.0
Other short-term marketable securities (primarily mutual funds, domestic government agencies and corporate debt securities)	2.6	13.8
Long-term marketable securities (primarily domestic government agencies and corporate debt securities)	123.3	137.6

Subtotal	258.2	290.4

Equity securities- Skyworks Solutions, Inc. (6.2 million shares at December 31, 2004 and September 30, 2004)	58.3	61.8
Equity securities- SiRF Technologies, Inc. (5.9 million shares at December 31, 2004 and September 30, 2004)	74.7	87.5

Subtotal Skyworks and SiRF	133.0	149.3

Total cash, cash equivalents and marketable securities	$391.2	$439.7

The current portion of the Mindspeed warrant at December 31, 2004 is $5.6 million, and the long-term portion is $35.7 million. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value. Further, there is no assurance that the equity markets would allow for the Company to liquidate a substantial portion of these warrants within a short time period without significantly impacting the market value. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, and other liabilities and commitments, and other capital requirements, for at least the next twelve months. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

We have $711.8 million aggregate principal amount of convertible subordinated notes outstanding of which approximately $200.0 million become due in fiscal 2006 and the remainder becomes due in fiscal 2007. The conversion prices of the notes are currently in excess of the market value of our common stock. As of December 31, 2004, we had $391.2 million of cash and investments. If we are unable to generate sufficient cash flows from our operations or realize additional value from our investments and other assets, we may have to seek additional sources of financing. We cannot assure you that such financing will be available to us on favorable terms, or at all.

The following summarizes our contractual obligations at December 31, 2004:

	Payments due by period
		Less than 1			More than 5
(in millions)	Total	Year	1-3 years	3-5 years	years
Convertible subordinated notes (1)	$711.8	$—	$711.8	$—	$—
Operating leases	143.2	27.0	35.9	20.5	59.8
Assigned leases	14.6	5.3	4.5	—	4.8
Contingent consideration on acquisitions	4.0	—	4.0	—	—
Capital commitments	4.4	4.4	—	—	—
Purchase commitments	14.2	14.2	—	—	—
Assigned purchase commitments	6.0	6.0	—	—	—
Employee commitments	4.6	4.6	—	—	—

	$902.8	$61.5	$756.2	$20.5	$64.6

(1)	Excludes interest. See Note 3 of Notes to Consolidated Condensed Financial Statements for interest terms.

In addition to the contractual obligations listed above, we have exercised our purchase option for approximately $60.0 million to purchase two buildings in Newport Beach, California which are currently occupied under a lease agreement. Pursuant to the terms of the currently proposed sale-leaseback transaction with respect to these facilities, which is expected to be executed in the quarter ending March 31, 2005, the proceeds from the sale-leaseback transaction will substantially exceed the purchase price of $60.0 million.

At December 31, 2004, the Company has many sublease arrangements on operating leases for terms ranging from near term to approximately 6 years. Aggregate scheduled sublease income based on current terms is approximately $7.5 million.

Off-Balance Sheet Arrangements

Our off-balance arrangements consist of conventional operating leases, capital commitments, employee commitments, and purchase commitments as described in Note 5 of Notes to Consolidated Condensed Financial Statements. We also have contingent liabilities for other items assigned to Mindspeed and Skyworks at the time of their separation from Conexant. See Note 5 of Notes to Consolidated Condensed Financial Statements. We do not have any special purpose entities or variable interest entities as of December 31, 2004.

In connection with the Mindspeed Spin, we entered into a senior secured revolving credit facility pursuant to which Mindspeed could have borrowed up to $50.0 million for working capital and general corporate purposes. On December 2, 2004, we and Mindspeed amended the credit facility. On December 8, 2004 Mindspeed completed a $46.0 million convertible subordinated note offering, thereby terminating the credit facility in accordance with the amended agreement.

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

Inventories

We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over nine to twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand or product pricing is lower than originally projected, additional inventory write-downs may be required. Further, on a quarterly basis, we assess the net realizable value of our inventories. When the estimated average selling price, plus costs to sell our inventory falls below our inventory cost, we adjust our inventory to its current estimated market value.

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

Conexant has more than 20 distributor customers for whom revenue is recognized upon its shipment of product to them, as the contractual terms provide for no rights of return. During the first fiscal quarter of 2005, the Company made a business decision to assist primarily three distribution customers to more rapidly sell their inventory by accepting net product returns of $13.3 million and making price adjustments of $7.9 million on certain of their products in inventory. As a result of implementing these returns and adjustments, which are a departure from our contractual terms with these customers, we have decided that it is appropriate to defer the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party.

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

Restructuring charges

We recorded $12.0 million of restructuring charges in the quarter ended December 31, 2004. These charges relate to reductions in our workforce and related impact on the use of facilities. The estimated charges contain estimates and assumptions made by management about matters which are uncertain at the time, for example the timing and amount of sublease income that will be achieved on vacated property and the operating costs to be paid until lease termination, and the discount rates used in determining the present value (fair value) of remaining minimum lease payments on vacated properties. While we have used our best estimates based on facts and circumstances available at the time, different estimates reasonably could have been used in the relevant periods, and the actual results may be different, and those differences could have a material impact on the presentation of our financial condition or results of operations. Our policies require us to review the estimates and assumptions periodically and reflect the effects of any revisions in the period that they are determined to be necessary. In addition, as a result of the Merger in February 2004, we acquired $11.5 million (as adjusted) of additional restructuring liabilities which were recorded through the purchase price allocation. Such amounts also contain estimates and assumptions made by management, and are reviewed periodically and adjusted accordingly.

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

Stock-based compensation

We account for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and therefore no compensation expense has been recognized for fixed stock option plans as options are granted at fair market value on the date of grant. We also have an employee stock purchase plan for all eligible employees. We have adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (R), “Share-Based Payment”. This pronouncement amends SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No 123 (R) requires that public companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. This statement is effective beginning with our fourth fiscal 2005 quarter beginning July 2, 2005. We expect the impact of this new pronouncement to be significant to our results of operations.

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

Our net revenues for the first quarter of fiscal 2005 and for fiscal 2004 were $140.6 million and $901.9 million, respectively. Our net loss for the first quarter of fiscal 2005 and for fiscal 2004 was $120.7 million and $544.6 million, respectively.

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

Our net revenues for the first fiscal quarter of 2005 and 2004 were $140.6 million and $177.3 million, respectively. This represents a decrease of $36.7 million or 20.7%. Our net revenues for the first fiscal quarter ended December 31, 2003 do not include the results of the GlobespanVirata business. Our pro forma net revenue (as if the Merger had been completed on October 1, 2003) for the first fiscal quarter ended December 31, 2003 was $314.6 million. Compared to pro forma net revenues for the first fiscal quarter of 2004, our first fiscal quarter of 2005 net revenues declined $173.9 million or 55.3%. Compared to our net revenues for the fourth fiscal quarter of 2004, our first fiscal quarter of 2005 revenues have declined $72.5 million or 34.0% from $213.1 million.

The use of net revenues for the combined companies as if the Merger had closed at the beginning of the quarter ended December 31, 2003 is a non-GAAP financial measure, which is used by management to provide useful information in establishing a meaningful comparison of revenue levels. It is not intended to be an alternative to GAAP measures.

During fiscal 2004, we experienced lower than expected customer demand, price erosion in the Wireless Networking and Broadband Access businesses and market share loss in our Wireless Networking business. During the December quarter of 2004, we reduced channel inventory at our distributors by approximately $40.0 million and we believe that there was an additional $10.0 million of channel inventory reduction at our direct customers. The reduction in demand, average selling price erosion in the Wireless Networking product line, and channel inventory reduction led to the year over year net revenue decline. The sequential decline in revenue is primarily attributable to the reduction in channel inventory and to lower net revenues in the Broadband Access business.

We cannot assure you whether or when these factors will improve and our business, financial condition and results of operations may continue to be adversely impacted by these factors.

We face a risk that capital needed for our business and to repay our convertible notes will not be available when we need it.

We believe that our existing sources of liquidity together with cash expected to be generated from product sales will be sufficient to fund our operations, research and development, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case and we may need to obtain alternate sources of financing in the future. At December 31, 2004, we have $711.8 million aggregate principal amount of convertible subordinated notes outstanding which become due in several tranches beginning in May 2006 and ending in February 2007. The conversion prices of the notes are currently in excess of the market value of our common stock. If we are unable to generate sufficient cash flows from our operations or realize additional value from our investments and other assets, we may be unable to meet our debt obligations as they become due. We cannot assure you that we will have access to additional sources of capital, or be able to refinance our debt, on favorable terms or at all. In periods of a depressed stock price, raising capital through the equity markets would have a greater effect on shareholder dilution.

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

We may have difficulty integrating businesses we acquire. In particular, we may be unable to integrate successfully the operations of Conexant and GlobespanVirata and realize the full cost savings we anticipated.

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

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our product lines and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two operations could have an adverse effect on our business, results of operations or financial condition. We cannot assure you that the economies of scale and operating efficiencies that we expected to result from the merger will be realized within the time periods contemplated or at all.

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

Additionally, in periods subsequent to an acquisition, at least on an annual basis, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. At December 31, 2004, we have $714.9 million of goodwill, of which $627.0 million was generated in the Merger. Our market capitalization was above our book value at December 31, 2004, but our market capitalization was below our book value at September 30, 2004. When market capitalization is below book value, it is an indicator that goodwill may be impaired. We performed an evaluation of our goodwill at December 31, 2004 and determined that as of that date, no impairment was required. However, if our market capitalization drops below our book value for a prolonged period of time, we may be required to write down the value of our goodwill by taking a non-cash charge against earnings.

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

Our operating results will depend largely on our ability to continue to introduce new and enhanced semiconductor products on a timely basis. Successful product development and introduction depends on numerous factors, including, among others:

•	our ability to anticipate customer and market requirements and changes in technology and industry standards;

•	our ability to accurately define new products;

•	our ability to timely complete development of new products and bring our products to market on a timely basis;

•	our ability to differentiate our products from offerings of our competitors;

•	overall market acceptance of our products;

•	our ability to invest in significant amounts of research and development; and

•	our ability to transition product development efforts between and among sites as we complete our restructuring actions.

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

In addition, prices of established products may decline, sometimes significantly and rapidly, over time. We believe that in order to remain competitive we must continue to reduce the cost of producing and delivering existing products at the same time that we develop and introduce new or enhanced products. We cannot assure you that we will be successful and as a result gross margins may decline in future periods.

We may not be able to keep abreast of the rapid technological changes in our markets .

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

We may not be able to attract and retain qualified management, technical and other personnel necessary for the design, development and sale of our products. Our success could be negatively affected if key personnel leave.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 26% and 36% of our net revenues for the first quarter of fiscal 2005 and for fiscal 2004, respectively. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. For example, the reduced demand outlook for fiscal year 2005 and the further decline of average selling prices for Wireless Networking products resulted in first quarter fiscal 2005 inventory charges and revenue adjustments aggregating $52.9 million. Inventory charges include $26.2 million for excess and obsolete inventory primarily related to broadband access and wireless networking products and $18.8 million of lower of cost or market write-downs for Wireless Networking inventory. Revenue adjustments of $7.9 million were made to certain channel inventories at certain of our customers.

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

For the first quarter of fiscal 2005 and for fiscal 2004, approximately 90% and 91%, respectively, of our net revenues were from customers located outside of the United States, primarily in the Asia-Pacific region and Europe. Approximately 90% of Conexant’s net revenues for fiscal 2003 and approximately 92% of GlobespanVirata’s net revenues for fiscal 2003 were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers and suppliers located outside the United States, including an assembly and test provider in Mexico and assembly and test service providers and foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

Uncertainties involving litigation could adversely affect our business.

We and certain of our current and former officers and directors have been sued in several purported securities class action lawsuits, which we expect will ultimately be consolidated into a single action. We and certain of our directors and officers have also been sued in a purported shareholder derivative action. Although we believe that these lawsuits are without merit, an adverse determination could have an impact on the price of our stock. Moreover, regardless of the ultimate result, the lawsuits may divert management’s attention and resources from other matters, which could also adversely affect our business and results of operations.

We may be liable for penalties under environmental laws, rules and regulations, which could adversely impact our business.

Conexant’s former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by Conexant. In addition, we are engaged in remediations of groundwater contamination at Conexant’s former Newport

Beach, California wafer fabrication facility. We currently estimate the remaining costs for these remediations to be approximately $3.0 million and have accrued for these costs as of December 31, 2004.

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

As of December 31, 2004, Conexant had approximately $1.6 billion of U.S. federal income tax net operating loss (NOL) carry forwards that can be used to offset taxable income in subsequent years. The NOL carry forwards are scheduled to expire at various dates through 2023. Section 382 of the Internal Revenue Code could limit the future use of some or all of the NOL carry forwards if the ownership of our common stock changes by more than 50 percentage points in certain circumstances over a three-year testing period. Based on information known to us, we have not undergone such a change of ownership and the merger of Conexant and GlobespanVirata did not constitute a change of ownership, although the shares of our common stock issued in the Merger will be taken into account in any change of ownership computations. Direct or indirect transfers of our common stock, when taken together with the shift in ownership resulting from the Merger, could result in a change of ownership that would trigger the section 382 limitation. If such an ownership change occurs, section 382 would limit our use of NOL carry forwards in each subsequent taxable year to an amount equal to a federal long-term tax-exempt rate published by the Internal Revenue Service at the time of the ownership change, multiplied by our fair market value at such time; any unused annual limitation amounts may also be carried forward. The Merger resulted in a change of ownership of GlobespanVirata and the future use of GlobespanVirata’s NOL carry forwards are subject to the section 382 limitation (or further limitation in the case of NOL carry forwards already subject to limitation as a result of previous transactions) based on the fair market value of GlobespanVirata at the time of the Merger.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, marketable debt securities, the Mindspeed warrant, equity securities and our long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and we limit the amount of our credit exposure to any one issuer. See also “Part I, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

Our cash and cash equivalents, and short-term marketable securities are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2004, the carrying value of our cash and cash equivalents and short-term marketable securities approximates fair value. Our long-term marketable securities (consisting of commercial paper, corporate bonds and government securities) principally have remaining terms of 1 to 3 years. Such securities are subject to interest rate risk. At December 31, 2004, a 10% adverse change in interest rates would result in a $12.3 million decrease in the value of our long-term marketable securities.

Marketable equity securities are subject to equity price risk. For most of our equity security holdings, there are risks associated with the overall state of the stock market, having available buyers for shares we sell, and ultimately being able to liquidate the securities at a favorable price. As of December 31, 2004, a 10% adverse change in equity prices would result in a $13.4 million decrease in the value of our marketable equity securities.

We classify all of our marketable debt and equity securities as available-for-sale securities. As of December 31, 2004, the carrying value of these securities included net unrealized gain of $77.0 million.

We hold a warrant to purchase 30 million shares of common stock of Mindspeed. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of December 31, 2004, a 10% decrease in the market price of Mindspeed’s common stock would decrease the fair value of this warrant by approximately $5.7 million. At December 31, 2004, the market price of Mindspeed’s common stock was $2.78 per share. For the quarter ended December 31, 2004, the market price of Mindspeed’s common stock ranged from a low of $1.81 per share to a high of $2.98 per share.

Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our financial instruments as of December 31, 2004:

(in millions)	Carrying Value	Fair Value
Cash and cash equivalents	$132.3	$132.3
Marketable debt securities	36.4	36.4
Marketable government agency securities	88.3	88.3
Marketable equity securities	134.2	134.2
Mindspeed warrant	41.4	41.4
Long-term debt	711.8	660.0

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, from time to time, we offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At December 31, 2004, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at December 31, 2004, a 10% change in the currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2004, certain deficiencies in the Company’s internal control over financial reporting were identified, including with respect to the reconciliation of certain accounts payable accounts. These deficiencies arose in connection with the transfer of responsibility for certain accounting functions from Conexant’s Newport Beach, California offices to the Company’s Red Bank, New Jersey offices as part of the post-merger integration process following the merger of Conexant and GlobespanVirata in February 2004. The Company and its independent auditors did not consider these deficiencies to be a material weakness under applicable auditing standards and they had no material effect on the Company’s financial statements. In the quarter ended December 31, 2004, the Company implemented actions to remedy the deficiencies and enhance the Company’s internal controls. These actions are expected to be complete in the quarter ending March 31, 2005.

Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Class Action Suits. In December 2004 and January 2005, the Company and certain current and former officers were named as defendants in several complaints filed on behalf of all persons who purchased Company common stock during a specified class period in the U.S. District Court of New Jersey and the U.S. District Court for the Central District of California, alleging that the defendants violated the Securities Exchange Act of 1934 (the Exchange Act) by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The defendants believe these charges are without merit and intend to vigorously defend the litigation.

Shareholder Derivative Suits. In January 2005, the Company and certain current and former directors and officers were named as defendants in purported shareholder derivative actions in California State Court for the County of Orange, alleging that the defendants breached their fiduciary duties, abused control, mismanaged the company, wasted corporate assets and unjustly enriched themselves. The defendants believe these charges are without merit and intend to vigorously defend the litigation.

Agere Systems, Inc. On November 4, 2004, the Company reached a settlement with Agere Systems Inc. (Agere), which among other things, dismissed with prejudice all litigation matters between the two companies. The settlement agreement also provided for the dismissal with prejudice of all claims brought by and against Intersil. Conexant, Inc. (formerly GlobespanVirata, Inc.) acquired the WLAN Group of Intersil in August 2003. As part of this overall litigation settlement, the Company made a cash payment to Agere in the amount of $8.0 million in November 2004 and the two companies entered into various license agreements covering the patents involved in the suits and other semiconductor devices.

ITEM 6. EXHIBITS

Exhibits:

10.1	Amendment dated November 12, 2004 between the Company and F. Matthew Rhodes to Employment Agreement dated as of January 15, 2004 between the Company and Mr. Rhodes filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated November 9, 2004 (File No. 000-24923), is incorporated herein by reference.

10.2	Retention and Separation Agreement by and between the Company and C. Michael Powell filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2004 (File No. 000-24923), is incorporated herein by reference.

10.3	Separation Agreement by and between the Company and Armando Geday filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2004 (File No. 000-24923), is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

99	Summary of Non-Employee Director Compensation and Benefits

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)

Date: February 8, 2005	By	/s/ J. Scott Blouin

J. Scott Blouin Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

99	Summary of Non-Employee Director Compensation and Benefits