Form 10-Q
period 2005-03-31
CONEXANT SYSTEMS INC
filed 2005-05-09
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005*

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
Yes ☑ No ☐

Number of shares of registrant’s common stock outstanding as of April 29, 2005 was 471,254,011.

* For presentation purposes of this Form 10-Q, references made to the March 31, 2005 period relate to the actual second fiscal quarter ended April 1, 2005.

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

CONEXANT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONEXANT SYSTEMS, INC.

Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	March 31,	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$141,206	$139,031
Short-term investments	104,613	163,040
Receivables, net of allowance of $4,594 and $5,974 at March 31, 2005 and September 30, 2004, respectively	94,706	185,037
Inventories	110,098	194,754
Mindspeed warrant-current portion	3,250	3,599
Other current assets	22,608	20,768

Total current assets	476,481	706,229

Property, plant and equipment, net	51,052	55,741
Goodwill	718,335	708,544
Intangible assets, net	122,597	135,241
Mindspeed warrant	24,316	23,000
Marketable securities	117,981	137,604
Other assets	109,049	114,163

Total assets	$1,619,811	$1,880,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,392	$141,533
Accrued compensation and benefits	33,708	40,423
Restructuring and reorganization liabilities	24,919	22,427
Other current liabilities	58,546	67,044

Total current liabilities	209,565	271,427

Convertible subordinated notes	711,825	711,825
Other liabilities	105,590	68,883

Total liabilities	1,026,980	1,052,135

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 472,319 and 469,441 shares issued, and 471,135 shares and 468,257 shares outstanding at March 31, 2005 and September 30, 2004, respectively	4,723	4,694
Treasury stock: 1,184 shares at cost	(5,584)	(5,584)
Additional paid-in capital	4,654,700	4,648,325
Accumulated deficit	(4,071,081)	(3,877,176)
Accumulated other comprehensive income	28,957	82,551
Notes receivable from stock sales	(355)	(576)
Unearned compensation	(18,529)	(23,847)

Total shareholders’ equity	592,831	828,387

Total liabilities and shareholders’ equity	$1,619,811	$1,880,522

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.

Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net revenues	$169,738	$243,781	$310,359	$421,114
Cost of goods sold	109,766	142,116	243,231	240,312

Gross margin	59,972	101,665	67,128	180,802

Operating expenses:
Research and development (including non-cash stock compensation of $2,275 and $4,520 for the three and six months ended March 31, 2005, respectively, and $871 and $894 for the three and six months ended March 31, 2004, respectively)	70,539	53,734	143,080	92,888
Selling, general and administrative (including non-cash stock compensation of $744 and $1,488 for the three and six months ended March 31, 2005, respectively, and $286 for the three and six months ended March 31,2004)	28,362	30,602	58,368	53,411
Amortization of intangible assets	8,140	3,653	16,433	4,608
In-process research and development	—	160,818	—	160,818
Special charges	13,596	5,514	32,853	6,119

Total operating expenses	120,637	254,321	250,734	317,844

Operating loss	(60,665)	(152,656)	(183,606)	(137,042)
Other (income) expense, net	11,892	(9,736)	9,137	(35,017)

Loss before income taxes	(72,557)	(142,920)	(192,743)	(102,025)
Provision for income taxes	630	459	1,162	707

Net loss	$(73,187)	$(143,379)	$(193,905)	$(102,732)

Net loss per share — basic and diluted	$(0.16)	$(0.41)	$(0.41)	$(0.33)

Number of shares used in per share computation	470,189	349,968	469,279	313,580

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.

Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(193,905)	$(102,732)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effects of acquisitions:
Depreciation	9,530	6,825
Amortization of intangible assets	16,433	4,608
In-process research and development	—	160,818
Reduction of provision for bad debt	(1,100)	—
Inventory provisions	46,010	3,129
Increase in fair value of Skyworks note and Mindspeed warrant	(1,281)	(34,090)
Equity in losses (earnings) of equity method investees	6,460	(10,816)
Gain on sale of equity instruments	(11,112)	—
Stock compensation, option modification charges and other	6,008	1,180
Other non-cash items, net	(382)	3,784
Changes in assets and liabilities:
Receivables	91,582	(19,508)
Inventories	40,639	6,605
Accounts payable	(49,814)	30,855
Agere patent litigation settlement	(8,000)	—
Special charges and other restructuring related items, net of $31.9 million and $3.9 million of payments, respectively	4,607	2,207
Accrued expenses and other current liabilities	(2,246)	(21,776)
Other	(4,397)	(4,696)

Net cash provided by (used in) operating activities	(50,968)	26,393

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(18,001)	58,563
Sales of equity securities	11,724	—
Purchases of marketable securities	(42,668)	(41,711)
Sales and maturities of other marketable securities	67,245	26,816
Net proceeds from purchase and sale-leaseback	49,053	—
Capital expenditures	(12,362)	(9,902)
Payment of merger costs	—	(13,204)
Payment of deferred purchase consideration	—	(4,000)
Investments in businesses	(2,580)	(1,571)

Net cash provided by investing activities	52,411	14,991

Cash flows from financing activities:
Proceeds from exercise of stock options	536	17,186
Repayment of notes receivable from stock sales	196	—

Net cash provided by financing activities	732	17,186

Net increase in cash and cash equivalents	2,175	58,570

Cash and cash equivalents at beginning of period	139,031	76,186

Cash and cash equivalents at end of period	$141,206	$134,756

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

Interim Reporting - In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the special charges, necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Fiscal Periods — For presentation purposes, references made to the periods ended March 31, 2004 and 2005, relate to the actual fiscal 2004 second quarter ended April 2, 2004 and the actual second fiscal quarter of 2005 ended April 1, 2005, respectively.

Supplemental Cash Flow Information - Cash paid for interest was $15.1 million and $11.8 million for the six months ended March 31, 2005 and 2004, respectively. Cash paid (received) for income taxes for the six months ended March 31, 2005 and 2004 was $1.5 million and ($0.3) million, respectively.

Revenue Recognition - The Company recognizes revenues from product sales upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the direct customer, distributor, or other reseller. Revenue recognition is deferred in all instances where the earnings process is incomplete. The Company sells a portion of its products to electronic component distributors under agreements allowing for a right to return unsold products. The Company defers the recognition of revenue on all sales to these distributors until the products are sold by the distributors to a third party. The Company records a reserve at the time goods are sold for sales returns and other allowances for direct customers and other resellers based on historical experience or specific identification of an event necessitating a reserve. If the Company is unable to provide reliable estimates for such reserves, revenue recognition would be deferred until the products are sold through to a third party. Development revenue is recognized when services are performed and was not significant for any of the periods presented.

Conexant has more than 20 distributor customers for whom revenue is recognized upon its shipment of product to them, as the contractual terms provide for no or limited rights of return. During the three months ended December 31, 2004, the Company determined that it was unable to enforce its contractual terms with primarily three distribution customers. As a result, from October 1, 2004, the Company will defer the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party.

Income (Loss) Per Share - Basic income (loss) per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company’s convertible subordinated notes for the period of time such notes were outstanding, if such stock options and convertible notes are dilutive. In periods of a net loss position, basic and diluted weighted average shares are the same.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

The potential dilutive effect of the common stock equivalents shown below was not included in the denominator for the computation of diluted earnings per share for the respective periods, as the effect of these securities was antidilutive:

	Three months ended		Six months ended
(weighted-average number of shares, in thousands)	March 31,		March 31,
	2005	2004	2005	2004
Stock options and warrants (under the treasury stock method)	1,346	28,009	1,633	25,490
4.25% Convertible Subordinated Notes due 2006	7,364	7,364	7,364	7,364
5.25% Convertible Subordinated Notes due 2006	5,840	2,246	5,840	1,123
4.00% Convertible Subordinated Notes due 2007	12,137	12,137	12,137	12,137
Restricted stock	6	16	6	17

Stock-Based Compensation - The Company accounts for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and therefore no compensation expense has been recognized for fixed stock option plans as options are granted at fair market value on the date of grant. The Company also has an employee stock purchase plan for all eligible employees. The Company has adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

Had stock-based compensation been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would have been the amounts indicated below (in thousands, except per share amounts):

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net loss, as reported	$(73,187)	$(143,379)	$(193,905)	$(102,732)
Add: expense determined under fair value accounting included in net loss, as reported	3,019	1,157	6,008	1,180
Deduct: total expense determined under fair value accounting for all awards	(17,307)	(9,429)	(34,500)	(22,560)

Pro forma net loss	$(87,475)	$(151,651)	$(222,397)	$(124,112)

Net loss per share — basic and diluted, as reported	$(0.16)	$(0.41)	$(0.41)	$(0.33)
Pro forma net loss per share — basic and diluted	$(0.19)	$(0.43)	$(0.47)	$(0.40)

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the stock-based awards is assumed to be amortized to expense over the instruments’ vesting period. The fair value has been estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Risk-free interest rate	4.17%	2.79%	3.85%	3.03%
Expected volatility	97%	97%	97%	97%
Dividend yield	—	—	—	—
Expected life (years)	4.5	4.1	4.5	4.1
Weighted-average fair value of options granted	$1.33	$5.08	$1.47	$5.08

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

The Company accounts for non-employee stock-based compensation in accordance with the terms of SFAS No. 123 (See Note 7 — Other).

Recent Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”. This pronouncement amends SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that public companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. The implementation of this statement has recently been delayed by the Securities and Exchange Commission and will be effective beginning with the Company’s first quarter of fiscal 2006. The Company expects the impact of this new pronouncement to be significant to its results of operations.

Cash, Cash Equivalents and Investments — Marketable Securities — The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values. Short-term marketable securities consist of mutual funds, debt securities with original maturity dates between ninety days and one year, and equity securities. Long-term marketable securities consist of debt securities with original maturity dates greater than one year. The Company’s investments are classified as available-for-sale, and are reported at fair value at the balance sheet date. The unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). Management determines the appropriate classification of debt securities at the time of purchase and reassesses the classification at each reporting date. Gains and losses on the sale of available-for-sale investments are determined using the specific-identification method.

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

Total cash, cash equivalents and marketable securities at March 31, 2005 and at September 30, 2004 are as follows (in thousands):

	March 31,	September 30,
	2005	2004

Cash and cash equivalents	$141,206	$139,031

Equity securities- Skyworks Solutions, Inc.(6.2 million shares at March 31, 2005 and September 30, 2004)	38,643	61,767
Equity securities- SiRF Technologies, Inc.(5.0 million and 5.9 million shares at March 31, 2005 and September 30, 2004, respectively)	55,748	87,509
Other short-term marketable securities (primarily mutual funds, domestic government agency securities and corporate debt securities)	10,222	13,764

Subtotal- short-term investments	104,613	163,040

Long-term marketable securities (primarily domestic government agency securities and corporate debt securities)	117,981	137,604

Total cash, cash equivalents and marketable securities	$363,800	$439,675

For all investment securities, unrealized losses that are other than temporary are recognized in net income (loss). The Company does not hold these securities for speculative or trading purposes. During the quarter ended March 31, 2005, the Company sold shares of equity securities for cash proceeds of $11.7 million and realized a gain on the sale of these securities of $11.1 million.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

2. Acquisitions

Fiscal 2005

Acquisition of Paxonet Communications, Inc.

On December 3, 2004, the Company acquired all of the outstanding capital stock of Paxonet Communications, Inc. (Paxonet), a privately held company headquartered in Fremont, California, with an engineering workforce primarily based in India.

The consideration for this purchase was $14.8 million in cash. Net tangible assets acquired were $0.4 million. Approximately $0.7 million of the purchase price was allocated to unearned compensation representing the intrinsic value of unvested stock options exchanged in the transaction and the remainder to identifiable intangible assets and goodwill. The unearned compensation is being amortized to expense over the four year remaining vesting period of the stock options. A total of $43,000 and $58,000 of this unearned compensation was recognized as an expense in the three and six months ended March 31, 2005, respectively. The identifiable intangible assets of $1.4 million are being amortized on a straight-line basis over a period of two to eight years, with a weighted-average life of approximately six years. The $12.4 million in goodwill is not deductible for tax purposes.

The Company also completed an asset acquisition in the three months ended March 31, 2005 which was not material to its consolidated financial statements.

The pro forma effects of these acquisitions were not material to the Company’s results of operations for fiscal 2005 or 2004.

Fiscal 2004

Acquisition of Amphion Semiconductor

On June 29, 2004, the Company purchased all the outstanding capital stock of Amphion Semiconductor Limited (Amphion), a company located in Belfast, Northern Ireland specializing in developing video compression technology. The Company completed this strategic acquisition as a complement to existing products. The consideration for this purchase was $20.0 million in cash, 600,000 shares of common stock (valued at $6.0 million) and $0.4 million in transaction costs. Net tangible assets acquired were $2.4 million. The excess of the purchase price over the net tangible assets was assigned to developed technology of $4.2 million and $19.4 million to goodwill. The developed technology will be amortized on a straight-line basis over five years. The $19.4 million in goodwill is not deductible for tax purposes.

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

The fair value of Conexant common stock and stock options issued of $1.1 billion has been allocated to common stock and additional paid in capital. The fair market value of the 180.6 million shares of common stock issued was determined using a per share price of $5.69 (the average of the closing market prices of Conexant common stock on the day of the announcement of the Merger, November 3, 2003, and on the three business days before and after the announcement date). In accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, the $111.9 million fair value of the 43.6 million Conexant common stock options granted to replace the acquired common stock options was determined using a Black-Scholes option pricing model with the following assumptions: market price of $5.69 per share, volatility of 97%, risk-free rate of return of 3.2%, expected lives of 4.5 years and no dividend yield. Approximately $30.9 million in intrinsic value associated with the unvested stock options has been allocated to unearned compensation and will be amortized to expense over the average remaining vesting period of approximately 2.6 years as of the date of the Merger. A total of $3.0 million and $6.0 million of this unearned compensation was recognized as an expense in the three and six months ended March 31, 2005, respectively. A total of $1.1 million of this unearned compensation was recognized as expense in the three months ended March 31, 2004.

In connection with the Merger, the Company began to formulate a reorganization and restructuring plan (the Reorganization Plan). As a result of the Reorganization Plan, the Company recognized an aggregate of $11.5 million as liabilities assumed in the purchase business combination related to restructuring liabilities for estimated costs related to Conexant, Inc. facilities consolidation and the related impact on Conexant, Inc. outstanding real estate leases and Conexant, Inc. involuntary employee terminations and relocations. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141 entitled “Business Combinations” and EITF 95-3 entitled “Recognition of Liabilities in Connection with a Purchase Business Combination”. The Reorganization Plan was complete as of December 31, 2004, and in the quarter ended March 31, 2005 the Company reduced its reserve for facilities consolidation in the Reorganization Plan by $1.2 million, to a total of $10.2 million, as a result of different decisions on facilities consolidation actions. A corresponding reduction was made to goodwill.

In the Merger, the Company acquired a reserve for income tax contingencies for foreign income tax matters which arose due to items recorded in the income tax returns of the former GlobespanVirata subsidiaries. As of September 30, 2004, this reserve balance was $8.2 million. In the quarter ended December 31, 2004, a portion of this income tax contingency was settled with the taxing authorities, and as a result, the amount of the liability in excess of the settlement amount, or $5.4 million, was reduced with a corresponding reduction to goodwill. No adjustments were made to goodwill for these matters in the quarter ended March 31, 2005.

\

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

As March 31, 2005 represents the end of the allocation period, any future changes to the above mentioned reserve amounts, whether favorable or unfavorable, will be recorded to operations.

The following sets forth the Company’s estimates of the fair values of the assets acquired and liabilities assumed in the Merger, as adjusted through March 31, 2005 (in thousands).

Cash and cash equivalents	$42,515
Short-term and long-term investments	153,099
Accounts receivable	91,259
Inventories	73,281
Prepaids and other current assets	4,236
Property and equipment	46,883
Other long-term assets	20,600
Identifiable intangible assets	137,931
In-process research and development	160,818
Goodwill	626,122
Accounts payable	(41,580)
Accrued expenses	(72,993)
Accrued restructuring and reorganization liabilities	(10,239)
Long-term debt	(130,000)
Other long-term liabilities	(23,284)
Treasury stock	9,188
Notes receivable from stock sales	2,469
Unearned compensation	30,948

Net assets acquired	$1,121,253

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

The identifiable intangible assets were valued using the income approach and a discount rate of 18%. The developed technologies consist of eight products in the digital subscriber line (DSL) and wireless local area network (LAN) categories. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the current technology. The type of income approach utilized for the trademark was the relief from royalty methodology, under which an estimate is made as to the appropriate royalty income that would be negotiated in an arm’s length transaction if the subject intangible asset were licensed from an independent third party owner. These assets are being amortized on a straight-line basis over their estimated useful lives ranging from 2 to 7 years, with a weighted-average life of approximately 5 years. Amortization expense for these intangible assets was $13.8 million for the six months ended March 31, 2005. The Company does not believe that any indicator of permanent impairment exists with respect to the identifiable intangible assets. The Company continues to evaluate the indicators of impairment and if such indicators are determined to exist, the Company will formally evaluate the recoverability of these assets. The $626.1 million of goodwill is not deductible for tax purposes.

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

3. Supplemental Financial Statement Data

Marketable Securities

Marketable securities consist of short-term investments and long-term investments, all of which are classified as available-for-sale securities as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
Short-term investments (in thousands):	Cost	Gains	Losses	Value
March 31, 2005:
Corporate debt securities	$10,227	$—	$(5)	$10,222
Equity securities	55,910	52,361	(13,880)	94,391

	$66,137	$52,361	$(13,885)	$104,613

September 30, 2004:
Mutual funds	$10,837	$—	$(125)	$10,712
Corporate debt securities	2,274	—	(3)	2,271
Equity securities	56,524	93,533	—	150,057

	$69,635	$93,533	$(128)	$163,040

During the quarter ended March 31, 2005, the Company sold shares of equity securities for cash proceeds of $11.7 million. The gain on sale of these securities was $11.1 million.

The mutual fund holdings at September 30, 2004 were invested in adjustable rate mortgages and government agency securities.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
Long-term investments (in thousands):	Cost	Gains	Losses	Value
March 31, 2005:
Domestic government agency securities	$85,648	$—	$(341)	$85,307
Corporate debt securities	32,962	—	(288)	32,674

	$118,610	$—	$(629)	$117,981

September 30, 2004:
Domestic government agency securities	$105,956	$—	$(800)	$105,156
Corporate debt securities	32,595	—	(147)	32,448

	$138,551	$—	$(947)	$137,604

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

The Company’s long-term marketable securities principally have original contractual maturities from one to three years.

Inventories

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2005	2004
Work-in-process	$62,433	$99,226
Finished goods	47,665	95,528

	$110,098	$194,754

At March 31, 2005 and September 30, 2004, inventories are net of $53.3 million and $23.3 million, respectively, of allowances for excess and obsolete inventories. In addition, at March 31, 2005, inventories are net of $11.1 million in lower of cost or market reserves.

In the six months ended March 31, 2005, in response to lower market prices and reduced end-customer demand for Broadband Access and Wireless Networking products, the Company recorded a total of $31.1 million in excess and obsolete charges and $14.9 million of charges to reduce certain Wireless Networking inventory to its estimated lower of cost or market value.

Goodwill

During the first six months of fiscal 2005, goodwill was adjusted as follows (in thousands):

Goodwill, September 30, 2004	$708,544
Acquisitions	16,097
Adjustments to prior purchase price allocation (1)	(6,306)

Goodwill, March 31, 2005	$718,335

(1) In the Merger, the Company acquired a reserve for income tax contingencies for foreign income tax matters which arose due to items recorded in the income tax returns of the former GlobespanVirata subsidiaries. In the quarter ended December 31, 2004, a portion of this income tax contingency was settled with the taxing authorities, and as a result, the amount of the liability in excess of the settlement amount, or $5.4 million, was reduced with a corresponding reduction to goodwill. In addition, in the quarter ended March 31, 2005, as a result of subsequent decisions on the consolidation of facilities, the Company reduced certain restructuring and other facilities reserves established at the time of the Merger by a net of $0.9 million. A corresponding reduction was made to goodwill.

Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2005			September 30, 2004
	Gross	Accumulated		Gross	Accumulated
	Asset	Amortization	Net	Asset	Amortization	Net
Developed technology	$146,146	$(39,932)	$106,214	$145,946	$(25,359)	$120,587
Customer base	4,660	(1,268)	3,392	2,050	(847)	1,203
Other intangible assets	21,888	(8,897)	12,991	20,908	(7,457)	13,451

	$172,694	$(50,097)	$122,597	$168,904	$(33,663)	$135,241

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	Remainder of
	2005	2006	2007	2008	2009	Thereafter
Amortization expense	$15,887	$30,701	$29,801	$29,334	$13,831	$3,043

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Mindspeed Warrant

The Company has a warrant to purchase 30 million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock at an exercise price of $3.408 per share through June 2013. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net each period. At March 31, 2005, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated condensed balance sheet was $27.6 million. The current portion of $3.3 million was determined using current pricing data, and the remaining portion was valued using a Black-Scholes model with terms for portions of the warrant varying from 1 to 5 years, volatility of 90%, a risk-free interest rate of 3.2% and no dividend yield. It is the Company’s intent to liquidate the portion of this warrant classified as current in the next twelve months.

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

Convertible Subordinated Notes

At September 30, 2004 and March 31, 2005, the components of convertible subordinated notes are as follows (in thousands):

4.00% Convertible Subordinated Notes due February 2007 with a conversion price of $42.43	$515,000
4.25% Convertible Subordinated Notes due May 2006 with a conversion price of $9.08	66,825
5.25% Convertible Subordinated Notes due May 2006 with a conversion price of $22.26	130,000

Total convertible subordinated notes	$711,825

Purchase and Sale-Leaseback

In March 2005, the Company completed the purchase and sale-leaseback of two buildings in Newport Beach, California. In August 2004, the Company exercised its approximate $60.0 million purchase option on these buildings under its then existing lease agreement. Concurrent with the payment of the $60.0 million purchase option in March 2005, the Company sold the buildings to a third party for $110.0 million. Net cash proceeds from this transaction, after closing costs of approximately $1.0 million, were approximately $49.0 million. The net deferred gain on the sale was $43.6 million, excluding $5.4 million of leasehold improvements and other property associated with these buildings.

The Company will continue to occupy one of the buildings under a ten year lease. The other building will be leased back by the Company for a period of 39 months, and Mindspeed will continue to occupy that space as a subtenant for the entire term of the lease. The net gain on the sale of $43.6 million has been deferred and is included in other long-term liabilities on the accompanying consolidated condensed balance sheet, and will be recognized ratably over the terms of the respective leases.

Other (Income) Expense, Net

Other (income) expense, net consists of the following (in thousands):

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
Investment and interest income	$(1,223)	$(2,802)	$(1,774)	$(5,299)
Increase in fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes	—	(16,456)	—	(11,545)
Decrease (increase) in fair value of the Mindspeed warrant	13,492	2,085	(1,281)	(22,545)
Interest expense	8,463	7,260	16,894	13,949
Equity in (earnings) losses of equity method investees	3,371	(651)	6,460	(10,816)
Gain on sale of equity securities	(11,112)	—	(11,112)	—
Other	(1,099)	828	(50)	1,239

Other (income) expense, net	$11,892	$(9,736)	$9,137	$(35,017)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

During the quarter ended March 31, 2005, the Company sold shares of equity securities for cash proceeds of $11.7 million. The gain on sale of these securities was $11.1 million.

During the six months ended March 31, 2004, an unrelated party repaid a $30.0 million note issued in connection with a previous equity investment in Jazz Semiconductor, Inc., in which the Company owns a 38% interest. In accordance with Staff Accounting Bulletin No. 51, the Company recognized an $11.4 million gain upon the payment of this note, which is included in equity in earnings of equity method investees.

4. Skyworks Notes

In November 2002, the Company restructured its previous financing agreements with Skyworks Solutions, Inc. (Skyworks) whereby Skyworks repaid $105.0 million of the principal amount and all accrued interest owed to the Company under the $150.0 million promissory notes issued by Skyworks and certain Skyworks subsidiaries and collateralized by substantially all of the assets of Skyworks (the Term Notes), and the remaining principal amount of the Term Notes was exchanged for $45.0 million principal amount of the Skyworks 15% convertible senior subordinated notes with a maturity date of June 30, 2005. At the same time, Skyworks also repaid all amounts outstanding under the previous credit facility, the credit facility was cancelled and the Company released all security interests in Skyworks’ assets and properties.

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

5. Commitments and Contingencies

Legal Matters

Certain claims have been asserted against the Company, including claims alleging the use of the intellectual property rights of others in certain of the Company’s products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the adjudication of such claims through arbitration or litigation. See Note 7- Special Charges. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted and taking into account the Company’s reserves for such matters, management believes the disposition of such matters will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

IPO Litigation. In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of the Company’s Conexant, Inc. subsidiary between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of Conexant, Inc.’s initial and secondary public offerings as well as certain Conexant, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling Conexant, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with approximately 300 other actions making similar allegations regarding the public offerings of hundreds of other companies during 1998 through 2000. In June 2004, Conexant, Inc. and its then named officers and directors entered into a settlement agreement with the plaintiffs that will, among other things, result in the dismissal with prejudice of all the claims against them. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

orders contemplated by the settlement. The settlement remains subject to a number of conditions and final approval. It is possible that the parties will not reach agreement on the final settlement or that the settlement will not be approved. Even if the settlement is approved, individual class members will have an opportunity to “opt out” of the class and to file their own lawsuits, and some may do so. In either event, the Company does not anticipate that the ultimate outcome of this litigation will have material adverse impact on the Company’s financial condition, results of operations, or cash flows.

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

Class Action Suits. In December 2004 and January 2005, the Company and certain current and former officers were named as defendants in several complaints filed on behalf of all persons who purchased Company common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934 (the Exchange Act) by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases have now been consolidated with the New Jersey cases so that all of the class action suits are now being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation.

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

Other

The Company has been designated as a potentially responsible party and is engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. In addition, the Company is engaged in remediation of groundwater contamination at its former Newport Beach, California wafer fabrication facility. Management currently estimates the aggregate remaining costs for these remediations to be approximately $3.0 million and has accrued for these costs as of March 31, 2005.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $11.5 million and $9.7 million for the six months ended March 31, 2005 and 2004, respectively.

At March 31, 2005, future minimum lease payments under operating leases, excluding any sublease income, were as follows (in thousands):

Fiscal Year
2005 remaining 6 months	$17,740
2006	29,382
2007	24,732
2008	20,051
2009	17,109
Thereafter	105,750

Total future minimum lease payments	$214,764

At March 31, 2005, the Company has many sublease arrangements on operating leases for terms ranging from near term to approximately 6 years. Aggregate scheduled sublease income based on current terms is approximately $21.7 million.

The summary of future minimum lease payments includes an aggregate gross amount of $45.6 million of lease obligations that principally expire through fiscal 2021, which have been accrued for in connection with the Company’s reorganization and restructuring actions (see Note 7) and previous actions taken by GlobespanVirata prior to the Merger.

The Company entered into a supply agreement with Skyworks in June 2002, under which Skyworks provides semiconductor assembly and test services at the Company’s former Mexicali, Mexico facility. Under this supply agreement, the Company is obligated to purchase certain minimum amounts of assembly and test services in the quarter ending June 30, 2005 in the amount of $3.6 million. In the event the Company’s purchases of assembly and test services are less than the required minimum amounts, it will be required to make additional payments to Skyworks. The Company currently anticipates meeting the minimum purchase obligation under the supply agreement with Skyworks.

At March 31, 2005, the Company is contingently liable for approximately $9.7 million in operating lease commitments on facility leases that were assigned to Mindspeed and Skyworks at the time of their separation from the Company.

In connection with acquisitions in fiscal 2004 and 2005, the Company is contingently liable for an aggregate of up to $7.0 million of milestone and earn-out payments through January 2006.

In connection with certain non-marketable equity investments, the Company may be required to invest up to an additional $2.9 million as of March 31, 2005.

The Company has made commitments to certain employees in the amount of $2.9 million as of March 31, 2005. Such amounts will be earned and paid over the next twelve months.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

6. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Net loss	$(73,187)	$(143,379)	$(193,905)	$(102,732)

Other comprehensive income (loss):
Foreign currency translation adjustments	(749)	444	879	902
Change in unrealized gains on available-for-sale securities	(27,887)	2,130	(43,351)	1,679
Reclassification adjustment for realized gains on available-for-sale securities included in net loss	(11,260)	—	(11,260)	—
Minimum pension liability adjustments	51	87	138	173
Effect of income taxes	—	—	—	172

Other comprehensive income (loss)	(39,845)	2,661	(53,594)	2,926

Comprehensive loss	$(113,032)	$(140,718)	$(247,499)	$(99,806)

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31,	September 30,
	2005	2004
Foreign currency translation adjustments	$(2,327)	$(3,206)
Unrealized gains on available-for-sale securities	37,847	92,458
Minimum pension liability adjustments	(6,563)	(6,701)

Accumulated other comprehensive income	$28,957	$82,551

7. Special Charges

Special charges consist of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Asset impairments	$3,008	$1,873	$3,463	$2,026
Restructuring charges	5,768	—	17,739	448
Integration charges	1,586	2,599	5,111	2,603
Other	3,234	1,042	6,540	1,042

	$13,596	$5,514	$32,853	$6,119

Asset Impairments

During the three months and six months ended March 31, 2005, the Company recorded asset impairment charges of $3.0 million and $3.5 million, respectively, related primarily to leasehold improvements on operating properties that will be vacated as part of the Company’s restructuring actions.

During the second fiscal quarter of 2004 in connection with the Merger, the Company recorded asset impairment charges of $1.9 million related to various Conexant operating assets which were determined to be redundant and no longer required as a result of the Merger. These assets have been abandoned.

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

allocation in accordance with EITF 95-3 and SFAS No. 141 (see Note 2). Subsequent actions that impacted the employees and facilities of Conexant, Inc. have been included in special charges on the Company’s statements of operations.

2005 Restructuring Action – In November 2004, the Company announced additional plans to reduce its operating expense level by the end of the fourth fiscal quarter of 2005. The components of this plan are a shift of product development resources to lower-cost regions and cost savings from continued Merger-related sales, general and administrative consolidation. During the first fiscal quarter of 2005, the Company completed numerous senior management changes and notified an additional 13 employees in selling, general and administrative areas of their involuntary termination. During the quarter ended March 31, 2005, the Company announced several other site closures and further workforce reductions. In total, the Company notified approximately 255 employees of their involuntary termination, including approximately 175 domestic and 80 international employees. Certain employees were offered relocation opportunities. As of March 31, 2005, some of these employees have left the Company, and others will be transitioning their work over periods ranging from three to six months through the end of the Company’s fiscal year. The workforce reductions affected employees in all areas of the business. During the six months ended March 31, 2005, the Company recorded total charges of $12.0 million based on the estimates of the cost of severance benefits for the affected employees, and the estimated relocation benefits for those employees who have been offered and have commenced the relocation process. The Company will charge an additional $6.0 million to restructuring expense in the next two fiscal quarters as certain severance benefits are earned. Additionally, the Company has recorded restructuring charges of $4.1 million in the first six months of 2005 relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). As a result, the Company recorded the present value of the future lease obligations, in excess of the expected future sublease income, using a discount rate of approximately 8.0%, and will accrete the remaining approximate $2.1 million into expense over the remaining life of the leases. The accrual for facility charges includes a $1.0 million non-cash reclassification of a portion of the deferred gain on the previous sale-leaseback of the facility, which has now been partially vacated.

Activity and liability balances recorded as part of the 2005 Restructuring Action through March 31, 2005 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$6,073	$4,006	$10,079
Non-cash items	(22)	979	957
Cash payments	(3,333)	—	(3,333)

Restructuring balance, December 31, 2004	2,718	4,985	7,703
Charged to costs and expenses	5,936	74	6,010
Cash payments	(2,819)	(168)	(2,987)

Restructuring balance, March 31, 2005	$5,835	$4,891	$10,726

2004 Restructuring Actions – The Company approved several restructuring plans during fiscal 2004. In connection with the Merger, the Company began to formulate plans which included workforce reductions and facility consolidation actions. These plans were communicated at the time of the Merger and have been completed (the 2004 Merger Related Restructuring and Reorganization Plans). During the fourth fiscal quarter of 2004, the Company announced additional workforce reduction and facility consolidation actions in response to lower than anticipated revenue levels.

In connection with the Merger, the Company began to formulate the 2004 Merger Related Reorganization Plan which consisted primarily of workforce reductions to eliminate redundant positions and consolidation of worldwide facilities. The portions of the plan that pertained to Conexant, Inc. employees and facilities were recorded as acquired liabilities in the Merger and included as part of the purchase price allocation, in accordance with EITF No. 95-3 and SFAS No. 141. This plan consisted of an involuntary workforce reduction which affected approximately 35 employees of Conexant, Inc. These employees were located in the United States in sales and administrative functions. The charge associated with these workforce reductions of approximately $1.3 million was based upon estimates of the severance and fringe benefits for the affected employees, in addition to relocation benefits for

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

others. The facility consolidation plan resulted in an initial charge of $13.5 million and included assumptions regarding sublease rates and time periods and other costs to prepare and sublease the applicable spaces. Additionally, at the date of the Merger, there had been a decline in the real estate market in certain geographic regions in which Conexant, Inc. had leased facilities. A portion of the facilities related charges represent adjustments to the fair market value rates of those leases. These non-cancelable lease commitments range from near term to 17 years in length. In fiscal 2004, the Company reduced the original facility consolidation charge by approximately $3.6 million and increased the workforce related charge by approximately $0.2 million as a result of finalizing the 2004 Merger Related Reorganization Plan and recorded these changes as adjustments to the purchase price allocation (goodwill). In the quarter ended March 31, 2005, as a result of finalizing facilities consolidation actions, the Company reduced its facilities reserves by a total of $1.2 million as adjustments to the purchase price allocation (goodwill).

Activity and liability balances recorded as part of the 2004 Merger Related Reorganization Plan pertaining to Conexant, Inc. employees and facilities through March 31, 2005 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Recorded in purchase price allocation	$1,300	$13,509	$14,809
Adjusted to purchase price allocation	210	(3,554)	(3,344)
Cash payments	(536)	(788)	(1,324)

Restructuring balance, September 30, 2004	974	9,167	10,141
Cash payments	(277)	(273)	(550)

Restructuring balance, December 31, 2004	697	8,894	9,591
Adjusted to purchase price allocation	—	(1,226)	(1,226)
Cash payments	(444)	(241)	(685)

Restructuring balance, March 31, 2005	$253	$7,427	$7,680

The portion of the 2004 restructuring actions pertaining to Conexant Systems, Inc. employees and facilities was recorded to special charges during fiscal 2004 (the 2004 Merger Related Restructuring Plan). Approximately 90 employees in the sales and administrative and information technology areas were involuntarily terminated shortly after the completion of the Merger, resulting in initial charges of $1.9 million, which was based upon estimates of severance benefits for the affected employees. These employees left the Company through December 2004. Additionally, in fiscal 2004, the Company recorded restructuring charges of $1.9 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. In the quarter ended March 31, 2005, one additional facility was vacated which resulted in an additional charge of $0.1 million in accordance with SFAS No. 146.

During the fourth fiscal quarter of 2004, the Company announced additional workforce reduction actions in response to lower than anticipated revenue levels. The Company recorded an additional $5.1 million (for a total of $7.0 million in fiscal 2004) based on the estimates of the cost of severance benefits for the affected employees. An additional $1.5 million of net severance benefits were earned in the six months ended March 31, 2005 based on the passage of time in the notification period, net of resignations and favorable adjustments of final settlement amounts. The Company will charge an additional $0.1 million to restructuring expense in the next fiscal quarter as certain severance benefits are earned. In total, the Company notified approximately 230 employees of their involuntary termination, including approximately 180 domestic and 50 international employees. These employees will be leaving the Company through June 2005. The workforce reductions affected employees in all areas of the business.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Activity and liability balances recorded as part of the 2004 Merger Related Restructuring Plan pertaining to Conexant Systems, Inc. employees and facilities and the additional fourth fiscal quarter of 2004 restructuring action through March 31, 2005 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$7,066	$1,877	$8,943
Cash payments	(2,368)	(281)	(2,649)

Restructuring balance, September 30, 2004	4,698	1,596	6,294
Charged to costs and expenses	1,892	—	1,892
Cash payments	(2,034)	(197)	(2,231)

Restructuring balance, December 31, 2004	4,556	1,399	5,955
Charged to costs and expenses	(350)	108	(242)
Cash payments	(2,805)	(235)	(3,040)

Restructuring balance, March 31, 2005	$1,401	$1,272	$2,673

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

Activity and liability balances related to the 2003 Corporate Restructuring Plan through March 31, 2005 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$1,181	$2,830	$4,011
Cash payments	(364)	—	(364)

Restructuring balance, September 30, 2003	817	2,830	3,647
Charged to costs and expenses	350	98	448
Expense reversal	(81)	—	(81)
Cash payments	(1,086)	(933)	(2,019)

Restructuring balance, September 30, 2004	—	1,995	1,995
Cash payments	—	(38)	(38)

Restructuring balance, December 31, 2004	—	1,957	1,957
Cash payments	—	(44)	(44)

Restructuring balance, March 31, 2005	$—	$1,913	$1,913

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

a license obligation after its favorable resolution, and increased the estimate of remaining facility costs due to unfavorable sublease experience.

Activity and liability balances related to the 2002 Corporate and Manufacturing Restructuring Plan through March 31, 2005 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$2,437	$12,519	$14,956
Cash payments	(1,664)	(431)	(2,095)

Restructuring balance, September 30, 2002	773	12,088	12,861
Charged to costs and expenses	2,898	888	3,786
Expense reversal	—	(1,100)	(1,100)
Cash payments	(3,173)	(3,930)	(7,103)

Restructuring balance, September 30, 2003	498	7,946	8,444
Expense reversal	(46)	—	(46)
Cash payments	(452)	(3,949)	(4,401)

Restructuring balance, September 30, 2004	—	3,997	3,997
Cash payments	—	(998)	(998)

Restructuring balance, December 31, 2004	—	2,999	2,999
Cash payments	—	(1,072)	(1,072)

Restructuring balance, March 31, 2005	$—	$1,927	$1,927

Through March 31, 2005, the Company has paid an aggregate of $51.4 million in connection with all of its restructuring plans and has a remaining accrued restructuring balance of $24.9 million. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2005 and 2006 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire through fiscal 2021. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.

Integration Charges

During the three and six months ended March 31, 2005 and the six months ended March 31, 2004, the Company recognized $1.6 million, $5.1 million and $2.6 million, respectively, of costs committed as a result of the integration efforts of the employees, customers, operations and other business aspects related to the Merger.

Other

Other special charges of $3.2 million in the second fiscal quarter of 2005 consist of amounts estimated for probable settlements of legal matters.

Other special charges in the first fiscal quarter of 2005 principally consist of $2.3 million of stock option and warrant modification charges and $1.0 million of other special charges.

Other special charges in the second fiscal quarter of 2004 of $1.0 million principally relate to one-time executive bonuses which were contractually committed in the closing of the Merger.

8. Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although we had four operating segments at March 31, 2005, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable operating segment, broadband communications.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Under SFAS No. 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

The Company meets each of the aggregation criteria for the following reasons:

•	the sale of semiconductor products is the only material source of revenue for each of its four operating segments;

•	the products sold by each of its operating segments use a similar standard manufacturing process;

•	the products marketed by each of its operating segments are sold to similar customers; and

•	all of its products are sold through internal sales force and common distributors.

Because the Company meets each of the criteria set forth above and each of its operating segments has similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

Net revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Americas	$21,267	$25,542	$39,706	$47,943
Asia-Pacific	132,585	198,298	238,057	338,660
Europe, Middle East and Africa	15,886	19,941	32,596	34,511

	$169,738	$243,781	$310,359	$421,114

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For each of the three and six months ended March 31, 2005, and the three and six months ended March 31, 2004, no customer accounted for 10% or more of net revenues.

9. Guarantees

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell International Corporation (now named Rockwell Automation, Inc.), the Company assumed responsibility for all contingent liabilities and then current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz Semiconductor, Inc., the Company agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in certain cases is indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. Product warranty costs are not significant.

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

We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 27% of net revenues in the first six months of fiscal 2005, as compared to 38% for the similar period of fiscal 2004. No customer accounted for 10% of our net revenues in the first six months of fiscal 2005. Our top 20 customers accounted for approximately 68% of net revenues for the first six months of fiscal 2005. Revenues derived from customers located in the Asia-Pacific region, the Americas, and Europe were 76%, 13%, and 11%, respectively, of our net revenues for the first six months of fiscal 2005. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Overview of Expense Reduction Initiatives

Since the completion of the Merger in the year ago quarter, we have announced several workforce reductions and facilities consolidation actions in order to achieve operational efficiencies. In the fourth quarter of fiscal 2004, we announced additional workforce reductions to implement further Merger synergies and to align our operating expenses to lower revenue forecasts. Certain of these actions have been completed, and others are in the process of being completed. In November 2004, we announced a plan to reduce quarterly operating expenses by an additional $15.0 million. The primary drivers of the expense reductions are expected to be an increasing shift of product development resources to lower-cost regions and cost savings from continued Merger-related selling, general and administrative consolidation. In December 2004, we completed the acquisition of Paxonet Communications, a semiconductor product development company with an experienced and lower-cost engineering team based in India. As a result of this acquisition and organic growth, we have more than doubled our headcount in India to approximately 400 engineers since the end of fiscal 2004.

In the March quarter of fiscal 2005, we launched additional sets of headcount reduction actions to bring us closer to our operating expense objectives. See Notes 2 and 7 of Notes to Consolidated Condensed Financial Statements for further information. The cost savings of these actions are expected to be fully reflected in the quarter ending December 31, 2005. We continuously evaluate our business in light of current market and competitive conditions to ensure that our operating expenses are in line with our expected revenue forecasts. As a result, future periods may require further actions to reduce operating expenses. We do not believe that these actions have or will inhibit our ability to invest in appropriate levels of research and development.

Results of Operations

Net Revenues

	Three months ended			Change from	Change from
	March 31,	Dec. 31,	March 31,	Dec. 2004	March 2004
(in millions)	2005	2004	2004	Quarter	Quarter
Net revenues	$169.7	$140.6	$243.8	21%	(30)%

	Six months ended
	March 31,	March 31,
(in millions)	2005	2004	Change
Net revenues	$310.4	$421.1	(26)%

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

Our net revenues for the second fiscal quarter of 2005 were $169.7 million or an increase of 21% over first fiscal quarter 2005 revenues of $140.6 million and a 30% decrease from second fiscal quarter 2004 net revenues of $243.8 million. During fiscal 2004, we experienced lower than expected end customer demand which resulted in excess channel inventory build up at our direct customers, distributors and resellers, price erosion in the Wireless Networking and Broadband Access businesses and market share loss in our Wireless Networking business. During the three months ended March 31, 2005, there was an approximate $20.0 million reduction in channel inventories at our distributors which brings the fiscal year to date total of channel inventory reduction to approximately $70.0 million, including an approximate $10.0 million reduction of channel inventory at direct customers. The reduction in demand, average selling price erosion and channel inventory reduction resulted in the net revenue decline from the quarter ended March 31, 2004 to the quarter ended March 31, 2005. The sequential increase in net revenues from the quarter ended December 31, 2004 to the quarter ended March 31, 2005 is primarily attributable to (i) less channel inventory reduction, and (ii) higher demand for our DSL products as the Asian market begins to recover from the second half of calendar 2004 levels.

The 26% decrease in net revenues in the six months ended March 31, 2005 as compared to the six months ended March 31, 2004 can be attributed to the reduction in demand, average selling price erosion and channel inventory reduction discussed above.

Gross Margin

	Three months ended			Change from	Change from
	March 31	Dec. 31,	March 31,	Dec. 2004	March 2004
(in millions)	2005	2004	2004	Quarter	Quarter
Gross margin	$60.0	$7.2	$101.7	738%	(41)%
Percent of net revenues	35%	5%	42%

	Six months ended
	March 31,	March 31,
(in millions)	2005	2004	Change
Gross margin	$67.1	$180.8	(63)%
Percent of net revenues	22%	43%

Gross margin represents net revenues less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer production, assembly and test services. Our cost of goods sold consists predominantly of purchased finished wafers, assembly and test services, royalty and other intellectual property costs and labor and overhead associated with product procurement.

Our gross margin for the second fiscal quarter of 2005 was 35% compared with the similar period of fiscal 2004 gross margin of 42%. The decrease is attributable to (i) the re-establishment of $9.6 million of revenue reserves which were depleted as a result of special pricing given to select customers to facilitate the reduction of channel inventory during the period, and (ii) lower average selling prices on many of our higher cost products as compared to the second fiscal quarter of 2004.

Our gross margin for the first six months of fiscal 2005 was 22% compared with the similar period of fiscal 2004 gross margin of 43%. The gross margin percentage decrease from the first six months of fiscal 2004 is attributable to the effects of (i) net inventory charges of $45.0 million, (ii) the re-establishment of $17.5 million of revenue reserves which were depleted as a result of special pricing given to select customers to facilitate the reduction of channel inventory during the period, and (iii) lower average selling prices on many of our higher cost products.

We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over nine to twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During the six months ended March 31, 2005, we recorded $30.1 million in net inventory charges for excess and obsolete inventory primarily as a result of the reduced demand outlook for fiscal year 2005 related to broadband access and wireless networking products.

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

Further, on a quarterly basis, we assess the net realizable value of our inventories. When the estimated average selling price, plus costs to sell our inventory falls below our inventory cost, we adjust our inventory to its current estimated market value. During the six months ended March 31, 2005, we recorded $14.9 million in inventory charges to adjust certain Wireless Networking products to their estimated market value. Increases or decreases to this inventory reserve may be required based upon actual average selling prices and changes to our current estimates. These reserve adjustments may impact our gross margin percentage in future periods.

Research and Development

	Three months ended			Change from	Change from
	March 31,	Dec. 31,	March 31,	Dec. 2004	March 2004
(in millions)	2005	2004	2004	Quarter	Quarter
Research and development	$70.5	$72.5	$53.7	(3)%	31%
Percent of net revenues	42%	52%	22%

nm = not meaningful

	Six months ended
	March 31,	March 31,
(in millions)	2005	2004	Change
Research and development	$143.0	$92.9	54%
Percent of net revenues	46%	22%

Our research and development (R&D) expenses consist principally of direct personnel costs to develop new communications and semiconductor products, allocated direct costs of the R&D function, photo mask and other costs for pre-production evaluation and testing of new devices and design and test tool costs. Our R&D expenses also include the costs for design automation and advanced package development, and non-cash stock compensation charges related to the amortization of unvested stock options exchanged in the Merger and other acquisitions.

The $16.8 million increase in R&D expenses for the second quarter of fiscal 2005 compared to the similar period of fiscal 2004 primarily reflects additional development costs associated with DSL and Wireless Networking products as a result of the Merger and an increase of $1.4 million in stock compensation charges primarily as a result of the Merger. As a result of cost reduction initiatives, we expect that quarterly R&D expenses will be lower in future periods.

The $50.1 million increase in R&D expenses for the six months ended March 31, 2005 compared to the similar period of fiscal 2004 primarily reflects additional development costs associated with DSL and Wireless Networking products as a result of the Merger and an increase of $3.6 million in stock compensation charges primarily as a result of the Merger. As a result of cost reduction initiatives, we expect that quarterly R&D expenses will be lower in future periods.

When compared to the immediately preceding quarter, R&D expenses for the quarter ended March 31, 2005 decreased $2.0 million. This decrease is reflective of our cost reduction initiatives which include shifting product development resources to lower-cost regions.

Selling, General and Administrative

	Three months ended			Change from	Change from
	March 31,	Dec. 31,	March 31,	Dec. 2004	March 2004
(in millions)	2005	2004	2004	Quarter	Quarter

Selling, general and administrative	$28.4	$30.0	$30.6	(5)%	(7)%
Percent of net revenues	17%	21%	13%

	Six months ended
	March 31,	March 31,
(in millions)	2005	2004	Change

Selling, general and administrative	$58.4	$53.4	9%
Percent of net revenues	19%	13%

Our selling, general and administrative (SG&A) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, customer service, sales, marketing, field application engineering, allocated indirect costs of the SG&A function, and other services, and non-cash stock compensation charges related to the amortization of unvested stock options exchanged in the Merger and other acquisitions.

The $2.2 million decrease in SG&A expenses for the quarter ended March 31, 2005 compared to the same period of fiscal 2004 is attributable to a $1.3 million refund of previously expensed and remitted sales taxes, a $0.6 million reduction in our accounts receivable bad debt allowance, and $0.8 million in realization of a portion of our cost reduction initiatives, partially offset by a $0.5 million increase in stock compensation charges as a result of the Merger.

The $5.0 million increase in SG&A expenses for the six months ended March 31, 2005 compared to the similar period of fiscal 2004 primarily reflects approximately $6.2 million in additional SG&A costs as a result of the Merger and a $1.2 million increase in stock compensation charges as a result of the Merger, partially offset by the second quarter’s $1.3 million refund of previously expensed and remitted sales taxes and a $1.1 million reduction in accounts receivable bad debt allowance.

When compared to the immediately preceding quarter, SG&A expenses for the quarter ended March 31, 2005 decreased $1.6 million. This decrease is primarily a result of the refund of previously remitted sales taxes and a reduction in our accounts receivable bad debt allowance. As a result of our cost reduction initiatives, we expect that quarterly SG&A expenses will decline from the second fiscal quarter to the fourth fiscal quarter of 2005.

Amortization of Intangible Assets

	Three months ended March 31,			Six months ended March 31,
(in millions)	2005	Change	2004	2005	Change	2004
Amortization of intangible assets	$8.1	nm	$3.7	$16.4	nm	$4.6
Percent of net revenues	nm		nm	nm		nm

nm = not meaningful

Amortization expense is recorded for intangible assets other than goodwill pursuant to SFAS Nos. 141 and 142. SFAS No. 141 requires that all business combinations be accounted for using the purchase method and provides criteria for recording intangible assets separately from goodwill. Goodwill must be tested at least annually for impairment and written down when impaired.

The increased amortization expense in the three and six months ended March 31, 2005 compared to the three and six months ended March 31, 2004 is primarily attributable to the significant intangible assets we acquired in the Merger. See Note 2 of Notes to Consolidated Condensed Financial Statements for further information. We expect that amortization of intangible assets will be approximately $15.9 million for the remainder of fiscal 2005.

Special Charges

Special charges consist of the following:

	Three months ended March 31,			Six months ended March 31,
(in millions)	2005	Change	2004	2005	Change	2004

Restructuring charges	$5.8	nm	$—	$17.7	nm	$0.5
Asset impairment charges	3.0	nm	1.9	3.5	nm	2.0
Integration charges	1.6	nm	2.6	5.1	nm	2.6
Other special charges	3.2	nm	1.0	6.6	nm	1.0

	$13.6		$5.5	$32.9		$6.1

nm= not meaningful

See Note 7 of Notes to Consolidated Condensed Financial Statements for a discussion of asset impairment charges, restructuring charges, integration charges and other special charges.

Other (Income) Expense, Net

	Three months ended March 31,			Six months ended March 31,
(in millions)	2005	Change	2004	2005	Change	2004
Other (income) expense, net	$11.9	nm	$(9.7)	$9.1	nm	$(35.0)
Percent of net revenues	nm		nm	nm		nm

nm= not meaningful

Other (income) expense, net for the first six months of fiscal 2005 was comprised of a $1.3 million increase in the fair value of the Mindspeed warrant, $1.8 million of investment and interest income on invested cash balances, and $11.1 million in gains on sales of equity securities, offset by $16.9 million of interest expense primarily from our convertible subordinated notes, and $6.5 million of loss in our equity method investments. Due to variations in the fair value of the common stock underlying the Mindspeed warrant, we expect that other (income) expense, net may fluctuate significantly in future periods until this derivative instrument is liquidated.

Other (income) expense, net for the first six months of fiscal 2004 was comprised of a $22.5 million increase in the fair value of the Mindspeed warrant, a $11.5 million increase in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes, $10.8 million of income in our equity method investments (including a $11.4 million gain in accordance with Staff Accounting Bulletin No. 51 for the realization of an additional investment made by another party in Jazz) and $5.3 million of investment and interest income on invested cash balances, offset by $13.9 million of interest expense on our convertible subordinated notes, impairments of non-marketable equity investments of $0.6 million, and other expense of $0.6 million.

As a result of the acquisition of $130.0 million of the 5.25% convertible subordinated notes of Conexant, Inc. in the Merger, interest expense in the three and six months ended March 31, 2005 was higher than in the three and six months ended March 31, 2004.

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

Provision for Income Taxes

We recorded income tax expense of $1.2 million and $0.7 million for the six months ended March 31, 2005 and 2004, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. No federal income tax expense was recorded for the first six months of fiscal 2005 or 2004 due to our net losses for the period. Except to the extent of the federal alternative minimum tax (AMT), we expect this will continue for the foreseeable future. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. Under current tax laws, a current year deduction is somewhat more beneficial than utilization of a net operating loss (NOL). Under recent IRS guidance, companies are permitted to capitalize R&D expenses that were previously deducted for tax purposes and amortize these expenses over a ten year period. To reduce our future expected AMT, we intend to take this opportunity and capitalize approximately $600.0 million of our currently available $1.75 billion in NOLs to create future year tax deductions.

As of March 31, 2005, Conexant had $1.26 billion of fully reserved deferred tax assets which are available to offset future tax obligations, of which approximately $440.0 million were acquired in the Merger, and if Conexant receives a tax benefit from their utilization, the benefit will be recorded as a reduction to goodwill. The deferred tax assets acquired in the Merger are subject to limitations imposed by section 382 of the Internal Revenue Code. Such limitations are not expected to impair our ability to utilize these deferred tax assets.

In connection with the divestiture of certain businesses in prior years, we retained tax liabilities and the rights to tax refunds for periods prior to the respective divestitures. As a result, from time to time, we may receive refunds or may be required to make payments related to tax matters associated with these divested businesses. Amounts recorded for these matters, if any, are based on estimates. We review and revise these estimates as appropriate to take into account all information we have available. Actual amounts received or paid, if any, could differ materially from those estimates and would accordingly result in an adjustment to results of operations in the period the refunds are received or payments are made.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $2.2 million during the first six months of fiscal 2005. Cash used by operating activities was $51.0 million for the first six months of fiscal 2005, compared to cash provided by operating activities of $26.4 million for the comparable period in fiscal 2004. Cash flows used in operations for the first six months of fiscal 2005 were $93.5 million, before $82.4 million of favorable changes in working capital for accounts receivable, inventories and accounts payable, an $8.0 million payment to Agere for the settlement of patent litigation, and $31.9 million of payments related to special charges and other restructuring related items.

Cash provided by investing activities of $52.4 million for the first six months of fiscal 2005 includes net proceeds of $49.1 million received from the purchase and sale-leaseback of our headquarters facility, proceeds from the sale of equity securities of $11.7 million, and net sales of other marketable securities of $24.6 million. These cash flows from investing activities of approximately $85.4 million were offset by cash used in investing activities for acquisitions of $18.0 million, capital expenditures of $12.4 million, and investments of $2.6 million. Cash used in investing activities of $15.0 million in the first six months of fiscal 2004 principally consisted of $58.6 million of cash and cash equivalents acquired in the Merger, partially offset by $14.9 million of net purchases of marketable securities, capital expenditures of $9.9 million, payment of deferred purchase consideration of $4.0 million, payment of acquisition costs of $13.2 million, and investments of $1.6 million.

Cash provided by financing activities of $0.7 million for the first six months of fiscal 2005 consisted of $0.5 million in proceeds from the exercise of stock options and $0.2 million from repayment of an employee loan. The $17.2 million in cash provided by financing activities for the comparable period of fiscal 2004 consisted of proceeds from the exercise of stock options.

As of March 31, 2005, our principal sources of liquidity are our existing cash reserves and marketable securities, the current portion of the Mindspeed warrant, our investments in third parties, such as Jazz, and cash generated from product sales. Our working capital at March 31, 2005 was $266.9 million compared to $434.8 million at September 30, 2004. In addition, at March 31, 2005 we held $118.0 million in long-term marketable securities which we could liquidate to fund operations and/or future acquisitions. In May 2006, $196.8 million of our convertible subordinated notes become due, which will require a current classification beginning in the quarter ending June 30, 2005, and therefore will cause a significant decrease in working capital.

Total cash, cash equivalents and marketable securities are as follows:

	March 31,	September 30,
(in millions)	2005	2004
Cash and cash equivalents	$141.2	$139.0
Other short-term marketable securities (primarily mutual funds, domestic government agencies and corporate debt securities)	10.2	13.8
Long-term marketable securities (primarily domestic government agencies and corporate debt securities)	118.0	137.6

Subtotal	269.4	290.4

Equity securities- Skyworks Solutions, Inc. (6.2 million shares at March 31, 2005 and September 30, 2004)	38.6	61.8
Equity securities- SiRF Technologies, Inc. (5.0 million shares at March 31, 2005 and 5.9 million shares at September 30, 2004)	55.8	87.5

Subtotal Skyworks and SiRF	94.4	149.3

Total cash, cash equivalents and marketable securities	$363.8	$439.7

The current portion of the Mindspeed warrant at March 31, 2005 is $3.3 million, and the long-term portion is $24.3 million. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value. Further, there is no assurance that the equity markets would allow for the Company to liquidate a substantial portion of these warrants within a short time period without significantly impacting the market value. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, and other liabilities and commitments, and other capital requirements, for at least the next twelve months. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider additional acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

We have $711.8 million aggregate principal amount of convertible subordinated notes outstanding of which $196.8 million becomes due in May 2006 and the remainder becomes due in February 2007. The conversion prices of the notes are currently in excess of the market value of our common stock. As of March 31, 2005, we had $363.8 million of cash and investments. We believe that we will repay the $196.8 million of the notes coming due in May 2006 with existing cash resources and cash generated from operations. If we are unable to generate sufficient cash flows from our operations or realize additional value from our investments and other assets, we may have to seek additional sources of financing to satisfy the amounts coming due in February 2007. We cannot assure you that such financing will be available to us on favorable terms, or at all.

The following summarizes our contractual obligations at March 31, 2005:

	Payments due by period
		Less than			More than
(in millions)	Total	1 Year	1-3 years	3-5 years	5 years

Convertible subordinated notes (1)	$711.8	$—	$711.8	$—	$—
Operating leases	214.8	32.5	49.4	35.7	97.2
Assigned leases	9.7	1.1	4.0	—	4.6
Contingent consideration on acquisitions	7.0	7.0	—	—	—
Capital commitments	2.9	2.9	—	—	—
Purchase commitments	3.6	3.6	—	—	—
Employee commitments	2.9	2.9	—	—	—

	$952.7	$50.0	$765.2	$35.7	$101.8

(1)	Excludes interest. See Note 3 of Notes to Consolidated Condensed Financial Statements for interest terms.

At March 31, 2005, the Company has many sublease arrangements on operating leases for terms ranging from near term to approximately 6 years. Aggregate scheduled sublease income based on current terms is approximately $21.7 million.

Off-Balance Sheet Arrangements

Our off-balance arrangements consist of conventional operating leases, capital commitments, employee commitments, and purchase commitments as described in Note 5 of Notes to Consolidated Condensed Financial Statements. We also have contingent liabilities for other items assigned to Mindspeed and Skyworks at the time of their separation from Conexant. See Note 5 of Notes to Consolidated Condensed Financial Statements. We do not have any special purpose entities or variable interest entities as of March 31, 2005.

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

Revenue recognition

Revenue from product sales is recognized upon shipment to the customer, when the risk of loss has been transferred to the customer, price and terms are fixed, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for a right to return unsold products. Recognition of revenue on all sales to these distributors is deferred until the products are sold by the distributors to a third party. We record a reserve at the time goods are sold for sales returns and other allowances for direct customers and other resellers based on historical experience or specific identification of an event necessitating a reserve. If we are unable to provide reliable estimates for such reserves, revenue recognition would be deferred until the products are sold through to a third party. Our revenue recognition policy is significant because our revenue is a key component of our operations and the timing of revenue recognition determines the timing of certain expenses, such as sales commissions. Revenue results are difficult to predict, and any shortfall in revenues could cause our operating results to vary significantly from period to period.

Conexant has more than 20 distributor customers for whom revenue is recognized upon its shipment of product to them, as the contractual terms provide for limited or no rights of return. During the three months ended December 31, 2004, we determined that we were unable to enforce our contractual terms with primarily three distribution customers. As a result, from October 1, 2004, we will defer the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party.

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

Restructuring charges

We recorded $17.7 million of restructuring charges in the six months ended March 31, 2005. These charges relate to reductions in our workforce and related impact on the use of facilities. The estimated charges contain estimates and assumptions made by management about matters which are uncertain at the time, for example the timing and amount of sublease income that will be achieved on vacated property and the operating costs to be paid until lease termination, and the discount rates used in determining the present value (fair value) of remaining minimum lease payments on vacated properties. While we have used our best estimates based on facts and circumstances available at the time, different estimates reasonably could have been used in the relevant periods, and the actual results may be different, and those differences could have a material impact on the presentation of our financial condition or results of operations. Our policies require us to review the estimates and assumptions periodically and reflect the effects of any revisions in the period that they are determined to be necessary. Such amounts also contain estimates and assumptions made by management, and are reviewed periodically and adjusted accordingly.

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

Stock-based compensation

We account for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and therefore no compensation expense has been recognized for fixed stock option plans as options are granted at fair market value on the date of grant. We also have an employee stock purchase plan for all eligible employees. We have adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (R), “Share-Based Payment”. This pronouncement amends SFAS No. 123 and supersedes APB 25. SFAS No. 123 (R) requires that public companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. The implementation of this statement has recently been delayed by the Securities and Exchange Commission and will be effective beginning with our first quarter of fiscal 2006. We expect the impact of this new pronouncement to be significant to our results of operations.

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

Our net revenues for the first six months of fiscal 2005 and for fiscal 2004 were $310.4 million and $901.9 million, respectively. Our net loss for the first six months of fiscal 2005 and for fiscal 2004 was $193.9 million and $544.6 million, respectively.

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

We have implemented a number of expense reduction and restructuring initiatives since late fiscal 2001 to improve our operating cost structure. The cost reduction initiatives included workforce reductions, the closure or consolidation of certain facilities and an increasing shift of product development resources to lower-cost regions, among other actions. However, these expense reduction initiatives alone will not return us to profitability. We expect that reduced end-customer demand as compared to the prior year, price erosion, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term. In order to return to profitability, we must achieve substantial revenue growth and currently we continue to face an environment of uncertain demand in many of the markets our products address. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

We face a risk that capital needed for our business and to repay our convertible notes will not be available when we need it.

We believe that our existing sources of liquidity together with cash expected to be generated from product sales will be sufficient to fund our operations, research and development, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case and we may need to obtain alternate sources of financing in the future. At March 31, 2005, we have $711.8 million aggregate principal amount of convertible subordinated notes outstanding which become due in several tranches beginning in May 2006 and ending in February 2007. The conversion prices of the notes are currently in excess of the market value of our common stock. If we are unable to generate sufficient cash flows from our operations or realize additional value from our investments and other assets, we may be unable to meet our debt obligations as they become due. We cannot assure you that we will have access to additional sources of capital, or be able to refinance our debt, on favorable terms or at all. In periods of a depressed stock price, raising capital through the equity markets would have a greater effect on shareholder dilution.

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

Our net revenues for the second fiscal quarter of 2005 and 2004 were $169.7 million and $243.8 million, respectively. This represents a decrease of $74.0 million or 30.4%. Our net revenues for the six months ended March 31, 2005 and 2004 were $310.4 million and $421.1 million, respectively. This represents a decrease of $110.8 million or 26.3%.

During fiscal 2004, we experienced lower than expected end customer demand which resulted in excess channel inventory buildup at our direct customers, distributors and resellers, price erosion in the Wireless Networking and Broadband Access businesses and market share loss in our Wireless Networking business. During the three months ended March 31, 2005, we reduced channel inventory at our distributors by approximately $20.0 million bringing the fiscal year to date total of channel inventory reduction to approximately $70.0 million, including an approximate $10.0 million reduction of channel inventory at our direct customers. The reduction in demand, average selling price erosion in the Wireless Networking product line, and channel inventory reduction resulted in the net revenue decline from the quarter ended March 31, 2004 to the quarter ended March 31, 2005.

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

Additionally, in periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. At March 31, 2005, we have $718.3 million of goodwill, of which $626.1 million was generated in the Merger. When market capitalization is below book value, it is an indicator that goodwill may be impaired. Our market capitalization was above our book value at March 31, 2005. As a result of other indicators of impairment, we performed an evaluation of our goodwill at March 31, 2005 and determined that as of that date, no impairment was required. However, if our market capitalization drops below our book value for a prolonged period of time, or our current assumptions regarding our future operating performance changes, we may be required to write down the value of our goodwill by taking a non-cash charge against earnings.

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

Our operating results will depend largely on our ability to continue to introduce new and enhanced semiconductor products on a timely basis. Successful product development and introduction depends on numerous factors, including, among others:

•	our ability to anticipate customer and market requirements and changes in technology and industry standards;

•	our ability to accurately define new products;

•	our ability to timely complete development of new products and bring our products to market on a timely basis;

•	our ability to differentiate our products from offerings of our competitors;

•	overall market acceptance of our products;

•	our ability to invest in significant amounts of research and development; and

•	our ability to transition product development efforts between and among sites, particularly into India, as we complete our restructuring actions.

As a result of the Paxonet Communications acquisition in December 2004 and organic growth, we have more than doubled our headcount in India to approximately 400 engineers at several design centers since the end of fiscal 2004. We plan to continue this growth trend in India. Expansion and transition of product development efforts to India entails risks associated with our ability to manage the development of products at remote geographic locations, to achieve key program milestones, and to attract and retain qualified management, technical and other personnel necessary for the design and development of our products. If we experience product design or development delays as a result of the transition, or an inability to adequately staff the programs, there could be a material adverse effect on our results of operations.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 27% and 38% of our net revenues for the first six months of fiscal 2005 and for fiscal 2004, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other supplier products and may not sell our products as quickly as forecasted, which may impact their future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. For example, the reduced demand outlook for fiscal year 2005 and the further decline of average selling prices for certain of our products resulted in inventory charges and larger than anticipated revenue adjustments aggregating $45.0 million and $17.5 million, respectively, for the first six months of fiscal 2005. Inventory charges included a net of $30.1 million for excess and obsolete inventory primarily related to broadband access and wireless networking products and $14.9 million of lower of cost or market write-downs for Wireless Networking inventory. Revenue adjustments of $17.5 million were made to re-establish revenue reserves which were depleted as a result of special pricing given to select customers to facilitate the reduction of channel inventory in the period.

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

For the first six months of fiscal 2005 and for fiscal 2004, approximately 90% and 91%, respectively, of our net revenues were from customers located outside of the United States, primarily in the Asia-Pacific region and Europe. Approximately 90% of Conexant’s net revenues for fiscal 2003 and approximately 92% of GlobespanVirata’s net revenues for fiscal 2003 were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers, sales offices and suppliers located outside the United States, including significant design centers and a workforce of approximately 400 engineers in India, an assembly and test provider in Mexico, and assembly and test service providers and foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

•	currency exchange rate fluctuations;

•	local economic and political conditions;

•	disruptions of capital and trading markets;

•	restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	changes in legal or regulatory requirements;

•	difficulty in obtaining distribution and support;

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements;

•	tax laws, including the cost of services provided and products sold between Conexant and its subsidiaries which are subject to review by taxing authorities ; and

•	limitations on our ability under local laws to protect our intellectual property.

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

We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 27% and 38% of our net revenues for the first six months of fiscal 2005 and fiscal 2004, respectively. Our arrangements with these distributors are terminable at any time, and therefore the loss of these arrangements could have an adverse effect on our operating results. For those international distributors that we account for under a deferred revenue recognition model, we rely on the distributor to provide us timely and accurate product sell through information. No assurances can be given that these international distributors will continue to provide us this information. If we are unable to obtain this information on a timely basis, or if we determine that the information we do receive is unreliable, it may affect the accuracy of amounts recorded in our consolidated financial statements, and therefore have an adverse effect on our operating results.

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

We and certain of our current and former officers and directors have been sued in several purported securities class action lawsuits, which have now been consolidated into a single action. We and certain of our directors and officers have also been sued in purported shareholder derivative actions. Although we believe that these lawsuits are without merit, an adverse determination could have an impact on the price of our stock. Moreover, regardless of the ultimate result, the lawsuits may divert management’s attention and resources from other matters, which could also adversely affect our business and results of operations.

We may be liable for penalties under environmental laws, rules and regulations, which could adversely impact our business.

Conexant’s former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by Conexant. In addition, we are engaged in remediations of groundwater contamination at Conexant’s former Newport Beach, California wafer fabrication facility. We currently estimate the remaining costs for these remediations to be approximately $3.0 million and have accrued for these costs as of March 31, 2005.

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

As of March 31, 2005, we had approximately $1.75 billion of U.S. federal income tax net operating loss (NOL) carry forwards that can be used to offset taxable income in subsequent years. The NOL carry forwards are scheduled to expire at various dates through 2023. Section 382 of the Internal Revenue Code could limit the future use of some or all of the NOL carry forwards if the ownership of our common stock changes by more than 50 percentage points in certain circumstances over a three-year testing period. Based on information known to us, we have not undergone such a change of ownership and the merger of Conexant and GlobespanVirata did not constitute a change of ownership, although the shares of our common stock issued in the Merger will be taken into account in any change of ownership computations. Direct or indirect transfers of our common stock, when taken together with the shift in ownership resulting from the Merger, could result in a change of ownership that would trigger the section 382 limitation. If such an ownership change occurs, section 382 would limit our use of NOL carry forwards in each subsequent taxable year to an amount equal to a federal long-term tax-exempt rate published by the Internal Revenue Service at the time of the ownership change, multiplied by our fair market value at such time; any unused annual limitation amounts may also be carried forward. The Merger resulted in a change of ownership of GlobespanVirata and the future use of GlobespanVirata’s NOL carry forwards are subject to the section 382 limitation (or further limitation in the case of NOL carry forwards already subject to limitation as a result of previous transactions) based on the fair market value of GlobespanVirata at the time of the Merger.

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

We are currently performing the system and process documentation needed to comply with Section 404 and the new standard issued by the Public Company Accounting Oversight Board. This process is both costly and challenging. During the performance of this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that such internal control is effective. If we are unable to assert that our internal control is effective as of September 30, 2005 (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls), investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

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

Our cash and cash equivalents, and short-term marketable securities are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2005, the carrying value of our cash and cash equivalents and short-term marketable securities approximates fair value. Our long-term marketable securities (consisting of commercial paper, corporate bonds and government securities) principally have remaining terms of 1 to 3 years. Such securities are subject to interest rate risk. At March 31, 2005, a 10% adverse change in interest rates would result in an $11.8 million decrease in the value of our long-term marketable securities.

Marketable equity securities are subject to equity price risk. For most of our equity security holdings, there are risks associated with the overall state of the stock market, having available buyers for shares we sell, and ultimately being able to liquidate the securities at a favorable price. As of March 31, 2005, a 10% adverse change in equity prices would result in a $9.4 million decrease in the value of our marketable equity securities.

We classify all of our marketable debt and equity securities as available-for-sale securities. As of March 31, 2005, the carrying value of these securities included net unrealized gains of $37.9 million.

We hold a warrant to purchase 30 million shares of common stock of Mindspeed. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of March 31, 2005, a 10% decrease in the market price of Mindspeed’s common stock would decrease the fair value of this warrant by approximately $3.8 million. At March 31, 2005, the market price of Mindspeed’s common stock was $2.14 per share. For the quarter ended March 31, 2005, the market price of Mindspeed’s common stock ranged from a low of $2.04 per share to a high of $2.88 per share.

Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our financial instruments as of March 31, 2005:

(in millions)	Carrying Value	Fair Value
Cash and cash equivalents	$141.2	$141.2
Marketable debt securities	42.9	42.9
Marketable government agency securities	85.3	85.3
Marketable equity securities	94.4	94.4
Mindspeed warrant	27.6	27.6
Long-term debt	711.8	644.3

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, from time to time, we offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At March 31, 2005, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at March 31, 2005, a 10% change in the currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2004, certain deficiencies in the Company’s internal control over financial reporting were identified, including with respect to the reconciliation of certain accounts payable accounts. These deficiencies arose in connection with the transfer of responsibility for certain accounting functions from Conexant’s Newport Beach, California offices to the Company’s Red Bank, New Jersey offices as part of the post-merger integration process following the merger of Conexant and GlobespanVirata in February 2004. The Company and its independent auditors did not consider these deficiencies to be a material weakness under applicable auditing standards and they had no material effect on the Company’s financial statements. In the six months ended March 31, 2005, the Company implemented actions to remedy the deficiencies and enhance the Company’s internal controls. These actions are complete as of March 31, 2005.

During the quarter ended March 31, 2005, in the process of performing its work related to the evaluation of its internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, the Company identified certain deficiencies in its internal control structure related to the accumulation of information related to the establishment of revenue reserves which are recorded at the time the related goods are sold. The Company and its independent auditors do not consider these deficiencies to be a material weakness under applicable auditing standards and they did not have a material effect on the Company’s consolidated financial statements in the quarter ended March 31, 2005. The Company has implemented actions to remedy the deficiencies and enhance internal controls in this area. Management will include its report on the evaluation of the Company’s internal control over financial reporting in its upcoming Annual Report on Form 10-K for the fiscal year ending September 30, 2005.

Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Class Action Suits. In December 2004 and January 2005, the Company and certain current and former officers were named as defendants in several complaints filed on behalf of all persons who purchased Company common stock during a specified class period in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Exchange Act by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases have now been consolidated with the New Jersey cases so that all of the class action suits are now being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation.

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

IPO Litigation. In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of the Company’s Conexant, Inc. subsidiary between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of Conexant, Inc.’s initial and secondary public offerings as well as certain Conexant, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling Conexant, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with approximately 300 other actions making similar allegations regarding the public offerings of hundreds of other companies during 1998 through 2000. In June 2004, Conexant, Inc. and its then named officers and directors entered into a settlement agreement with the plaintiffs that will, among other things, result in the dismissal with prejudice of all the claims against them. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement. The settlement remains subject to a number of conditions and final approval. It is possible that the parties will not reach agreement on the final settlement or that the settlement will not be approved. Even if the settlement is approved, individual class members will have an opportunity to “opt out” of the class and to file their own lawsuits, and some may do so. In either event, the Company does not anticipate that the ultimate outcome of this litigation will have material adverse impact on the Company’s financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on February 23, 2005 in Irvine, California. At the meeting, the following matters were voted on by the Company’s shareholders and approved by the following votes:

	Number of Shares
	Voted For	Withheld
Election of directors:

Steven J. Bilodeau	400,756,892	9,889,244

D. Scott Mercer	401,328,950	9,317,186

Giuseppe Zocco	400,699,177	9,946,959

	Number of Shares
	Voted For	Voted Against	Abstentions	Broker Non-Votes
Proposal to ratify appointment of Deloitte & Touche LLP as the Company’s independent auditors	403,266,135	5,939,240	1,440,761	N/A

ITEM 6. EXHIBITS

Exhibits:

10.1	Amended and Restated Employment Agreement by and between the Company and Dwight W. Decker filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 14, 2005 (File No. 000-24923), is incorporated herein by reference.

10.2	Amended Bylaws of the Company as filed as Exhibit 3. (ii) to the Company’s Current Report on Form 8-K dated February 28, 2005 (File No. 000-24923), is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)

Date: May 9, 2005	By	/s/ J. Scott Blouin

J. Scott Blouin
Senior Vice President and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.