Form 10-Q
period 2005-06-30
CONEXANT SYSTEMS INC
filed 2005-08-09
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005*
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Number of shares of registrant’s common stock outstanding as of July 29, 2005 was 473,411,213.

*	For presentation purposes of this Form 10-Q, references made to the June 30, 2005 period relate to the actual second fiscal quarter ended July 1, 2005.

CAUTIONARY STATEMENT
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as Conexant or the company “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. Similarly, statements in this Quarterly Report on Form 10-Q that describe the company’s business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements.
Conexant’s future results will be affected by the implementation of new accounting rules related to the expensing of stock options commencing in fiscal 2006. Other risks and uncertainties include, but are not limited to: general economic and political conditions and conditions in the markets the company addresses; the substantial losses the company has incurred recently; the cyclical nature of the semiconductor industry and the markets addressed by the company’s and its customers’ products; continuing volatility in the technology sector and the semiconductor industry; demand for and market acceptance of new and existing products; successful development of new products; the timing of new product introductions and product quality; the company’s ability to anticipate trends and develop products for which there will be market demand; the availability of manufacturing capacity; pricing pressures and other competitive factors; changes in product mix; product obsolescence; the ability of the company’s customers to manage inventory; the ability to develop and implement new technologies and to obtain protection for the related intellectual property; the uncertainties of litigation and the demands it may place on the time and attention of company management; and possible disruptions in commerce related to terrorist activity or armed conflict, as well as other risks and uncertainties, including those detailed from time to time in our Securities and Exchange Commission filings.
These forward-looking statements are made only as of the date hereof. We undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

CONEXANT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	June 30,	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$160,496	$139,031
Short-term investments	153,286	163,040
Receivables, net of allowance of $3,955 and $5,974 at June 30, 2005 and September 30, 2004, respectively	82,345	185,037
Inventories	103,491	194,754
Mindspeed warrant-current portion	—	3,599
Other current assets	19,745	20,768

Total current assets	519,363	706,229

Property, plant and equipment, net	50,333	55,741
Goodwill	718,335	708,544
Intangible assets, net	114,628	135,241
Mindspeed warrant	11,242	23,000
Marketable securities	72,024	137,604
Other assets	105,871	114,163

Total assets	$1,591,796	$1,880,522

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$94,655	$141,533
Accrued compensation and benefits	38,149	40,423
Restructuring and reorganization liabilities	25,278	22,427
Other current liabilities	58,329	67,044
Current portion of convertible subordinated notes	196,825	—

Total current liabilities	413,236	271,427

Convertible subordinated notes, net of current portion	515,000	711,825
Other liabilities	97,653	68,883

Total liabilities	1,025,889	1,052,135

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 472,471 and 469,441 shares issued, and 471,288 shares and 468,257 shares outstanding at June 30, 2005 and September 30, 2004, respectively	4,725	4,694
Treasury stock: 1,184 shares at cost	(5,584)	(5,584)
Additional paid-in capital	4,654,913	4,648,325
Accumulated deficit	(4,103,247)	(3,877,176)
Accumulated other comprehensive income	30,945	82,551
Notes receivable from stock sales	(336)	(576)
Unearned compensation	(15,509)	(23,847)

Total shareholders’ equity	565,907	828,387

Total liabilities and shareholders’ equity	$1,591,796	$1,880,522

See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	$197,464	$267,617	$507,823	$688,731
Cost of goods sold	122,430	155,136	365,661	395,448

Gross margin	75,034	112,481	142,162	293,283

Operating expenses:
Research and development (1)	66,282	74,317	209,362	167,205
Selling, general and administrative (1)	31,081	36,371	89,449	89,782
Amortization of intangible assets	7,969	7,956	24,402	12,564
In-process research and development	—	—	—	160,818
Special charges	8,409	8,294	41,262	14,413

Total operating expenses	113,741	126,938	364,475	444,782

Operating loss	(38,707)	(14,457)	(222,313)	(151,499)

Interest expense	8,396	8,373	25,290	22,322
Other (income) expense, net	(15,610)	47,935	(23,367)	(1,031)

Loss before income taxes	(31,493)	(70,765)	(224,236)	(172,790)

Provision for income taxes	673	661	1,835	1,368

Net loss	$(32,166)	$(71,426)	$(226,071)	$(174,158)

Net loss per share – basic and diluted	$(0.07)	$(0.15)	$(0.48)	$(0.48)

Number of shares used in per share computation	471,247	463,804	469,935	363,654

(1)	Non-cash employee stock compensation is included in the above captions as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Research and development	$2,275	$2,237	$6,795	$3,131
Selling, general and administrative	744	743	2,232	1,029
See accompanying notes to consolidated condensed financial statements.

CONEXANT SYSTEMS, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(226,071)	$(174,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effects of acquisitions:
Depreciation	14,054	11,337
Amortization of intangible assets	24,402	12,564
In-process research and development	—	160,818
Reduction of provision for bad debt	(1,543)	—
Inventory provisions	50,150	6,046
Decrease in fair value of Skyworks note and Mindspeed warrant	14,804	44,671
Equity in losses (earnings) of equity method investees	8,587	(12,750)
Gain on sale of equity securities, investments and other assets	(42,310)	(27,017)
Stock compensation, option modification charges and other	9,027	6,268
Other non-cash items, net	(299)	6,200
Changes in assets and liabilities:
Receivables	104,386	(42,174)
Inventories	43,324	(18,631)
Accounts payable	(47,535)	30,131
Agere patent litigation settlement	(8,000)	—
Special charges and other restructuring related items, net of $45.5 million and $10.9 million of payments, respectively	(4,241)	3,542
Accrued expenses and other current liabilities	7,947	5,400
Other	(5,348)	(10,589)

Net cash provided by (used in) operating activities	(58,666)	1,658

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(18,817)	24,752
Sales of equity securities, investments and other assets	44,360	31,580
Purchases of marketable securities	(45,244)	(67,816)
Sales and maturities of other marketable securities	68,831	38,384
Net proceeds from purchase and sale-leaseback and other	49,071	—
Capital expenditures	(16,426)	(13,922)
Payment of merger costs	—	(29,764)
Payment of deferred purchase consideration	—	(4,000)
Investments in businesses	(2,580)	(2,619)

Net cash provided by (used in) investing activities	79,195	(23,405)

Cash flows from financing activities:
Proceeds from exercise of stock options	740	24,110
Repayment of notes receivable from stock sales	196	—

Net cash provided by financing activities	936	24,110

Net increase in cash and cash equivalents	21,465	2,363
Cash and cash equivalents at beginning of period	139,031	76,186

Cash and cash equivalents at end of period	$160,496	$78,549

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
Fiscal Periods – For presentation purposes, references made to the periods ended June 30, 2004 and 2005, relate to the actual fiscal 2004 third quarter ended July 2, 2004 and the actual third fiscal quarter of 2005 ended July 1, 2005, respectively.
Supplemental Cash Flow Information – Cash paid for interest was $20.0 million and $16.6 million for the nine months ended June 30, 2005 and 2004, respectively. Cash paid for income taxes for the nine months ended June 30, 2005 and 2004 was $1.9 million and $0.2 million, respectively.
Revenue Recognition – The Company recognizes revenue when (1) the risk of loss has been transferred to the customer, (2) price and terms are fixed, (3) no significant vendor obligation exists, and (4) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have a contractual right of return. Revenue with respect to these distributors is deferred until the purchased products are sold through by the distributor to a third party. Other distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to estimate and establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists”. Development revenue is recognized when services are performed and was not significant for any of the periods presented.
Conexant has more than 20 distributor customers for whom revenue is recognized upon its shipment of product to them, as the contractual terms provide for no or limited rights of return. During the three months ended December 31, 2004, the Company determined that it was unable to enforce its contractual terms with three distribution customers. As a result, from October 1, 2004, the Company has deferred the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party.
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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
The potential dilutive effect of the common stock equivalents shown below was not included in the denominator for the computation of diluted earnings per share for the respective periods, as the effect of these securities was antidilutive:

	Three months ended		Nine months ended
(weighted-average number of shares, in thousands)	June 30,		June 30,
	2005	2004	2005	2004
Stock options and warrants (under the treasury stock method)	479	21,734	1,284	24,239
4.25% Convertible Subordinated Notes due 2006	7,364	7,364	7,364	7,364
5.25% Convertible Subordinated Notes due 2006	5,840	5,840	5,840	2,695
4.00% Convertible Subordinated Notes due 2007	12,137	12,137	12,137	12,137
Restricted stock	5	10	6	15
Stock-Based Compensation – The Company accounts for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and therefore no compensation expense has been recognized for fixed stock option plans as options are granted at fair market value on the date of grant. The Company also has an employee stock purchase plan for all eligible employees. The Company has adopted the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”
Had stock-based compensation been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would have been the amounts indicated below (in thousands, except per share amounts):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(32,166)	$(71,426)	$(226,071)	$(174,158)
Add: expense determined under fair value accounting included in net loss, as reported	3,019	2,980	9,027	4,160
Deduct: total expense determined under fair value accounting for all awards	(14,952)	(15,946)	(49,494)	(38,505)

Pro forma net loss	$(44,099)	$(84,392)	$(266,538)	$(208,503)

Net loss per share – basic and diluted, as reported	$(0.07)	$(0.15)	$(0.48)	$(0.48)
Pro forma net loss per share – basic and diluted	$(0.09)	$(0.18)	$(0.57)	$(0.48)
For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the stock-based awards is assumed to be amortized to expense over the instruments’ vesting period. The fair value has been estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended		Nine months ended
	March 31,		June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.77%	3.93%	3.85%	3.33%
Expected volatility	86%	97%	86%	97%
Dividend yield	—	—	—	—
Expected life (years)	5.0	4.5	4.9	4.1
Weighted-average fair value of options granted	$1.02	$3.63	$1.03	$5.04
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because awards held by employees and

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
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
Shipping and Handling – In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs”, the Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.
Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (R), “Share-Based Payment”. This pronouncement amends SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires that public companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. The implementation of this statement was delayed by the Securities and Exchange Commission and will be effective beginning with the Company’s first quarter of fiscal 2006. The Company expects the impact of this new pronouncement to be significant to its results of operations.
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
Total cash, cash equivalents and marketable securities at June 30, 2005 and at September 30, 2004 are as follows (in thousands):

	June 30,	September 30,
	2005	2004
Cash and cash equivalents	$160,496	$139,031
Equity securities- Skyworks Solutions, Inc. (6.2 million shares at June 30, 2005 and September 30, 2004)	46,248	61,767
Equity securities- SiRF Technology Holdings, Inc. (2.8 million and 5.9 million shares at June 30, 2005 and September 30, 2004, respectively)	48,977	87,509
Other short-term marketable securities (primarily mutual funds, domestic government agency securities and corporate debt securities)	58,061	13,764

Subtotal- short-term investments	153,286	163,040

Long-term marketable securities (primarily domestic government agency securities and corporate debt securities)	72,024	137,604

Total cash, cash equivalents and marketable securities	$385,806	$439,675

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
For all investment securities, unrealized losses that are other than temporary are recognized in net income (loss). The Company does not hold these securities for speculative or trading purposes. During the three and nine months ended June 30, 2005, the Company sold shares of equity securities for cash proceeds of $32.6 million and $44.4 million, respectively, and realized gains on the sales of these securities of $31.2 million and $42.3 million, respectively.
In July 2005, the Company sold the remaining 2.8 million shares of SiRF Technology Holdings, Inc. for cash proceeds of $50.9 million and realized gains on the sales of these securities of $49.0 million.
2. Acquisitions
Fiscal 2005
Acquisition of Paxonet Communications, Inc.
On December 3, 2004, the Company acquired all of the outstanding capital stock of Paxonet Communications, Inc. (Paxonet), a privately held company headquartered in Fremont, California, with an engineering workforce primarily based in India.
The consideration for this purchase was $14.8 million in cash. Net tangible assets acquired were $0.4 million. Approximately $0.7 million of the purchase price was allocated to unearned compensation representing the intrinsic value of unvested stock options exchanged in the transaction and the remainder to identifiable intangible assets and goodwill. The unearned compensation is being amortized to expense over the four year remaining vesting period of the stock options. A total of $43,000 and $101,000 of this unearned compensation was recognized as an expense in the three and nine months ended June 30, 2005, respectively. The identifiable intangible assets of $1.4 million are being amortized on a straight-line basis over a period of two to eight years, with a weighted-average life of approximately six years. The $12.4 million in goodwill is not deductible for tax purposes.
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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
total of $6.0 million. To the extent the Company is required to make an additional payment under the guaranty, the payment will not increase the total purchase price.
The terms of this acquisition include provisions under which the former shareholders of Amphion could receive additional consideration of up to $3.0 million through December 31, 2005 if certain technology milestones are achieved. This contingent consideration has not been included in the purchase price allocation and if earned, such amounts will be capitalized as an addition to goodwill.
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
A portion of the Merger purchase price was allocated to in process research and development (IPR&D). $160.8 million was expensed upon completion of the Merger (as a charge not deductible for tax purposes) as it was determined that the underlying products had not reached technological feasibility, had no alternative uses and successful development was uncertain. The Company identified and valued IPR&D projects relating to the development of DSL and wireless networking products. The DSL projects represented 70% of the total IPR&D acquired. The estimated costs to complete for the DSL and wireless networking projects were approximately $14.1 million and $6.2 million, respectively. The fair values assigned to these projects were based on the income approach and used projected cash flows which were discounted at a rate of 19%. The discount rate was derived from a weighted-average cost of capital analysis, adjusted upwards to reflect additional risks inherent in the development process, including the probability of achieving technological success and market acceptance. Each of the IPR&D projects was analyzed considering technological innovations, the existence and utilization of core technology, the complexity, costs and time to complete the remaining development efforts, and stage of completion. The discount rate reflects the stage of completion and other risks inherent in the projects. The material risks associated with the incomplete projects are the ability to complete the items within the outlined timeframes and within the allocated cost guidelines, and ultimately to sell the products to end-users. As of June 30, 2005, the DSL related IPR&D projects were approximately 35% complete, 60% are expected to be completed by the end of calendar 2005, and 5% have been abandoned due to product roadmap and market changes. The wireless networking related IPR&D projects are approximately 50% complete and 50% are expected to be completed by the end of calendar 2005. Completion costs to date on all projects have been consistent with estimates made at the time of the Merger. However, revenue projections for the sale of DSL and wireless networking products have declined since the time of the Merger. See “Net Revenues” portion in Results of Operations section of Management’s Discussion and Analysis for further discussion.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
3. Supplemental Financial Statement Data
Marketable Securities
Marketable securities consist of short-term investments and long-term investments, all of which are classified as available-for-sale securities as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
Short-term investments (in thousands):	Cost	Gains	Losses	Value
June 30, 2005:
Corporate debt securities	$24,015	$—	$(3)	$24,012
Domestic government agency securities	34,051	—	(2)	34,049
Equity securities	54,459	47,042	(6,276)	95,225

	$112,525	$47,042	$(6,281)	$153,286

September 30, 2004:
Mutual funds	$10,837	$—	$(125)	$10,712
Corporate debt securities	2,274	—	(3)	2,271
Equity securities	56,524	93,533	—	150,057

	$69,635	$93,533	$(128)	$163,040

During the three and nine months ended June 30, 2005, the Company sold shares of equity securities for cash proceeds of $32.6 million and $44.4 million, respectively. The gains on sales of these securities were $31.2 million and $42.3 million, respectively.
The mutual fund holdings at September 30, 2004 were invested in adjustable rate mortgages and government agency securities.

		Gross Unrealized	Gross Unrealized
	Amortized	Holding	Holding	Fair
Long-term investments (in thousands):	Cost	Gains	Losses	Value
June 30, 2005:
Domestic government agency securities	$41,974	$—	$(232)	$41,742
Corporate debt securities	30,564	1	(283)	30,282

	$72,538	$1	$(515)	$72,024

September 30, 2004:
Domestic government agency securities	$105,956	$—	$(800)	$105,156
Corporate debt securities	32,595	—	(147)	32,448

	$138,551	$—	$(947)	$137,604

The Company’s long-term marketable securities principally have original contractual maturities from one to three years.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
Inventories
Inventories consist of the following (in thousands):

	June 30,	September 30,
	2005	2004
Work-in-process	$62,000	$99,226
Finished goods.	41,491	95,528

	$103,491	$194,754

At June 30, 2005 and September 30, 2004, inventories are net of $49.8 million and $23.3 million, respectively, of allowances for excess and obsolete (E&O) inventories. In addition, at June 30, 2005, inventories are net of $7.0 million in lower of cost or market reserves. Activity in the E&O inventory reserves for the three and nine months ended June 30, 2005 was as follows:

	Three months ended	Nine months ended
	June 30, 2005	June 30, 2005
E&O reserves, beginning of period	$53,302	$23,319
Additions	2,131	31,296
Release upon sales of product	(1,298)	(2,299)
Scrap	(3,460)	(5,502)
Standards adjustments and other	(864)	2,997

E&O reserves, end of period	$49,811	$49,811

The Company has created an action plan at a product line level to scrap approximately 30% of the E&O products and is still in the process of evaluating the remaining reserved products. It is possible that some of these reserved products will be sold which will benefit gross margin in the period sold. During the three and nine months ended June 30, 2005, the Company sold $1.3 million and $2.3 million, respectively, of reserved products which benefited gross margin in the associated period.
The Company’s products are used by communications electronics OEMs that have designed the products into communications equipment. For many of the products, the Company gains design wins through a lengthy sales cycle, which often includes providing technical support to the OEM customer. Moreover, once a customer has designed a particular supplier’s components into a product, substituting another supplier’s components often requires substantial design changes which involve significant cost, time, effort and risk. In the event of the loss of business from existing OEM customers, the Company may be unable to secure new customers for the existing products without first achieving new design wins. When the quantities of inventory on hand exceed foreseeable demand from existing OEM customers into whose products our products have been designed, the Company generally will be unable to sell the excess inventories to others, and the estimated realizable value of such inventories is generally zero.
On a quarterly basis, the Company assesses the net realizable value of its inventories. When the estimated average selling price, plus costs to sell the inventory falls below the inventory cost, inventory is adjusted to its current estimated market value. During the nine months ended June 30, 2005, the Company recorded $18.9 million in inventory charges to adjust certain Wireless Networking products to their estimated market value. Increases to this inventory reserve may be required based upon actual average selling prices and changes to current estimates, which would impact gross margin percentage in future periods. Activity in the lower of cost or market (LCM) inventory reserves for the three and nine months ended June 30, 2005 was as follows:

	Three months ended	Nine months ended
	June 30, 2005	June 30, 2005
LCM reserves, beginning of period	$11,093	$—
Additions	—	18,854
Release upon sales of product	(1,488)	(5,370)
Scrap	—	—
Standards adjustments and other	(2,588)	(6,467)

LCM reserves, end of period	$7,017	$7,017

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
Goodwill
During the first nine months of fiscal 2005, goodwill was adjusted as follows (in thousands):

Goodwill, September 30, 2004	$708,544
Acquisitions	16,097
Adjustments to prior purchase price allocation (1)	(6,306)

Goodwill, June 30, 2005	$718,335

(1)	In the Merger, the Company acquired a reserve for income tax contingencies for foreign income tax matters which arose due to items recorded in the income tax returns of the former GlobespanVirata subsidiaries. In the quarter ended December 31, 2004, a portion of this income tax contingency was settled with the taxing authorities, and as a result, the amount of the liability in excess of the settlement amount, or $5.4 million, was reduced with a corresponding reduction to goodwill. In addition, in the quarter ended March 31, 2005, as a result of subsequent decisions on the consolidation of facilities, the Company reduced certain restructuring and other facilities reserves established at the time of the Merger by a net of $0.9 million. A corresponding reduction was made to goodwill.
Intangible Assets
Intangible assets consist of the following (in thousands):

	June 30, 2005			September 30, 2004
	Gross	Accumulated		Gross	Accumulated
	Asset	Amortization	Net	Asset	Amortization	Net
Developed technology	$146,146	$(47,033)	$99,113	$145,946	$(25,359)	$120,587
Customer base	4,660	(1,549)	3,111	2,050	(847)	1,203
Other intangible assets	21,888	(9,484)	12,404	20,908	(7,457)	13,451

	$172,694	$(58,066)	$114,628	$168,904	$(33,663)	$135,241

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	Remainder of
	2005	2006	2007	2008	2009	Thereafter
Amortization expense	$7,918	$30,701	$29,801	$29,334	$13,831	$3,043
Mindspeed Warrant
The Company has a warrant to purchase 30 million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock at an exercise price of $3.408 per share through June 2013. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net each period. At June 30, 2005, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated condensed balance sheet was $11.2 million. The warrant was valued using a Black-Scholes model with terms for portions of the warrant varying from 1 to 5 years, expected volatility of 90%, a risk-free interest rate of 3.2% and no dividend yield. Given current market conditions, the Company has determined that at this time, it does not have the ability to liquidate a portion of the warrant in the next twelve months. Consequently, all amounts are reflected as long-term on the accompanying consolidated condensed balance sheet.
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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
Convertible Subordinated Notes
At September 30, 2004 and June 30, 2005, the components of convertible subordinated notes are as follows (in thousands):

4.00% Convertible Subordinated Notes due February 2007 with a conversion price of $42.43	$515,000
4.25% Convertible Subordinated Notes due May 2006 with a conversion price of $9.08	66,825
5.25% Convertible Subordinated Notes due May 2006 with a conversion price of $22.26	130,000

Total	711,825
Less, current portion of convertible subordinated notes	(196,825)

Long- term portion of convertible subordinated notes	$515,000

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
The Company will continue to occupy one of the buildings under a ten year lease. The other building will be leased back by the Company for a period of 39 months, and Mindspeed will continue to occupy that space as a subtenant for the entire term of the lease. The net gain on the sale of $43.6 million has been deferred and is included in other long-term liabilities on the accompanying consolidated condensed balance sheet, and will be recognized as a reduction to rent expense ratably over the terms of the respective leases.
Other (Income) Expense, Net
Other (income) expense, net consists of the following (in thousands):

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Investment and interest income	$(2,182)	$(1,404)	$(3,956)	$(6,703)
Decrease in fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes	—	17,837	—	6,292
Decrease in fair value of the Mindspeed warrant	16,085	60,924	14,804	38,379
Equity in (earnings) losses of equity method investees	2,127	(1,934)	8,587	(12,750)
Gains on sales of equity securities, investments and assets	(31,198)	(27,107)	(42,310)	(27,017)
Other	(442)	(471)	(492)	768

Other (income) expense, net	$(15,610)	$47,935	$(23,367)	$(1,031)

During the three and nine months ended June 30, 2005, the Company sold shares of equity securities for cash proceeds of $32.6 million and $44.4 million, respectively. The gain on sales of these securities was $31.2 million and $42.3 million, respectively.
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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
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
IPO Litigation. In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc., (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. In June 2003, Conexant, Inc. and the named officers and directors entered into a memorandum or understanding outlining a settlement agreement with the plaintiffs that will, among other things, result in the dismissal with prejudice of all the claims against the former GlobeSpan, Inc. officers and directors. The final settlement was executed in June 2004. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement. The bar orders have since been modified. The settlement remains subject to a number of conditions and final approval. It is possible that the settlement will not be approved. Even if the settlement is approved, individual class members will have an opportunity to opt out of the class and to file their own lawsuits, and some may do so. In either event, the Company does not anticipate that the ultimate outcome of this litigation will have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
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
Class Action Suits. In December 2004 and January 2005, the Company and certain current and former officers were named as defendants in several complaints filed on behalf of all persons who purchased Company common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934 (the Exchange Act) by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases have now been consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al., are being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation.
In addition, in February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (“Plan”) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The defendants believe these charges are without merit and intend to vigorously defend the litigation.
Shareholder Derivative Suits. In January 2005, the Company and certain current and former directors and officers were named as defendants in purported shareholder derivative actions (now consolidated) in California Superior Court for the County of Orange, alleging that the defendants breached their fiduciary duties, abused control, mismanaged the Company, wasted corporate assets and unjustly enriched themselves. A similar lawsuit was filed in U.S. District Court of New Jersey in May 2005. On July 28, 2005, the court approved a stay of the action filed in California pending the outcome of the motion to dismiss in Witriol v. Conexant, et al. The Company has negotiated a similar agreement with the plaintiffs in the New Jersey case, which is subject to approval by the court. Pursuant to the stay agreements, in the event that the parties in the Witriol case engage in any negotiations, plaintiffs’ counsel in the derivative cases will be allowed to participate. The defendants believe the charges in theses cases are without merit and intend to vigorously defend the litigation.
Other
The Company has been designated as a potentially responsible party and is engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. In addition, the Company is engaged in remediation of groundwater contamination at its former Newport Beach, California wafer fabrication facility. Management

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
currently estimates the aggregate remaining costs for these remediations to be approximately $2.9 million and has accrued for these costs as of June 30, 2005.
The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $17.0 million and $15.5 million for the nine months ended June 30, 2005 and 2004, respectively.
At June 30, 2005, future minimum lease payments under operating leases, excluding any sublease income, were as follows (in thousands):

Fiscal Year
2005 remaining 3 months	$8,550
2006	29,382
2007	24,732
2008	20,051
2009	17,109
Thereafter	105,750

Total future minimum lease payments	$205,574

At June 30, 2005, the Company has many sublease arrangements on operating leases for terms ranging from near term to approximately 6 years. Aggregate scheduled sublease income based on current terms is approximately $19.7 million.
The summary of future minimum lease payments includes an aggregate gross amount of $40.9 million of lease obligations that principally expire through fiscal 2021, which have been accrued for in connection with the Company’s reorganization and restructuring actions (see Note 7) and previous actions taken by GlobespanVirata prior to the Merger.
At June 30, 2005, the Company is contingently liable for approximately $8.3 million in operating lease commitments on facility leases that were assigned to Mindspeed and Skyworks at the time of their separation from the Company.
In connection with acquisitions in fiscal 2004 and 2005, the Company is contingently liable for an aggregate of up to $6.0 million of milestone and earn-out payments through January 2006. In addition, see Note 2 regarding the contingent amounts for the stock price guarantee in the Amphion acquisition.
In connection with certain non-marketable equity investments, the Company may be required to invest up to an additional $5.9 million as of June 30, 2005.
The Company has made commitments to certain employees in the amount of $1.3 million as of June 30, 2005. Such amounts will be earned and paid over the next six months.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
6. Comprehensive Loss
Comprehensive loss is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net loss	$(32,166)	$(71,426)	$(226,071)	$(174,158)
Other comprehensive income (loss):
Foreign currency translation adjustments	(481)	(556)	398	346
Change in unrealized gains on available-for-sale securities	29,387	65,762	(13,964)	67,441
Reclassification adjustment for realized gains on available-for-sale securities included in net loss	(26,987)	—	(38,247)	—
Minimum pension liability adjustments	69	87	207	260
Effect of income taxes	—	—	—	172

Other comprehensive income (loss)	1,988	65,293	(51,606)	68,219

Comprehensive loss	$(30,178)	$(6,133)	$(277,677)	$(105,939)

The components of accumulated other comprehensive income are as follows (in thousands):

	June 30,	September 30,
	2005	2004
Foreign currency translation adjustments	$(2,808)	$(3,206)
Unrealized gains on available-for-sale securities	40,247	92,458
Minimum pension liability adjustments	(6,494)	(6,701)

Accumulated other comprehensive income	$30,945	$82,551

7. Special Charges
Special charges consist of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Asset impairments	$29	$2,508	$3,492	$4,534
Restructuring charges	6,731	3,627	24,470	4,075
Integration charges	1,649	1,565	6,760	4,168
Other	—	594	6,540	1,636

	$8,409	$8,294	$41,262	$14,413

Asset Impairments
During the nine months ended June 30, 2005, the Company recorded asset impairment charges of $3.5 million related primarily to leasehold improvements on operating properties that have been or will be vacated as part of the Company’s restructuring actions.
During the nine months ended June 30, 2004 in connection with the Merger, the Company recorded asset impairment charges of $4.5 million related to various Conexant operating assets which were determined to be redundant and no longer required as a result of the Merger. These assets have been abandoned.
Restructuring Charges
The Company has implemented a number of cost reduction initiatives since late fiscal 2001 to improve its operating cost structure. The cost reduction initiatives included workforce reductions, and the closure or consolidation of certain facilities, among other actions. The costs and expenses associated with the restructuring activities, except for the liabilities associated with the 2004 Reorganization Plan that related to the employees and facilities of Conexant, Inc., are included in special charges in the accompanying consolidated condensed statements of operations. The costs and expenses resulting from the 2004 Reorganization Plan which related to the employees and facilities of

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
Conexant, Inc. have been recorded as acquired liabilities in the Merger and included as part of the purchase price allocation in accordance with EITF 95-3 and SFAS No. 141. Subsequent actions that impacted the employees and facilities of Conexant, Inc. have been included in special charges on the Company’s statements of operations.
2005 Restructuring Action – In November 2004, the Company announced additional plans to reduce its operating expense level by the end of the fourth fiscal quarter of 2005. The components of this plan are a shift of product development resources to lower-cost regions and cost savings from continued Merger-related sales, general and administrative consolidation. During the nine months ended June 30, 2005, the Company announced several other site closures and further workforce reductions. In total, the Company notified approximately 255 employees of their involuntary termination, including approximately 175 domestic and 80 international employees. Certain employees were offered relocation opportunities. As of June 30, 2005, some of these employees have left the Company, and others will be transitioning their work over the next three months. The workforce reductions affected employees in all areas of the business. During the nine months ended June 30, 2005, the Company recorded total charges of $17.8 million based on the estimates of the cost of severance benefits for the affected employees, and the estimated relocation benefits for those employees who have been offered and have commenced the relocation process. The Company will charge an additional $1.3 million to restructuring expense in the fourth fiscal quarter as certain severance benefits are earned. Additionally, the Company has recorded restructuring charges of $4.9 million in the first nine months of 2005 relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, the Company recorded the present value of the future lease obligations, in excess of the expected future sublease income, using a discount rate of 8.0%, and will accrete the remaining approximate $2.0 million into expense over the remaining life of the leases. The accrual for facility charges includes a $1.0 million non-cash reclassification of a portion of the deferred gain on the previous sale-leaseback of the facility, which has now been partially vacated.
Activity and liability balances recorded as part of the 2005 Restructuring Action through June 30, 2005 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$6,073	$4,006	$10,079
Non-cash items	(22)	979	957
Cash payments	(3,333)	—	(3,333)

Restructuring balance, December 31, 2004	2,718	4,985	7,703
Charged to costs and expenses	5,936	74	6,010
Cash payments	(2,819)	(168)	(2,987)

Restructuring balance, March 31, 2005	5,835	4,891	10,726
Charged to costs and expenses	5,837	864	6,701
Non-cash items	(23)	—	(23)
Cash payments	(3,937)	(203)	(4,140)

Restructuring balance, June 30, 2005	$7,712	$5,552	$13,264

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
Activity and liability balances recorded as part of the 2004 Merger Related Reorganization Plan pertaining to Conexant, Inc. employees and facilities through June 30, 2005 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Recorded in purchase price allocation	$1,300	$13,509	$14,809
Adjusted to purchase price allocation	210	(3,554)	(3,344)
Cash payments	(536)	(788)	(1,324)

Restructuring balance, September 30, 2004	974	9,167	10,141
Cash payments	(277)	(273)	(550)

Restructuring balance, December 31, 2004	697	8,894	9,591
Adjusted to purchase price allocation	—	(1,226)	(1,226)
Cash payments	(444)	(241)	(685)

Restructuring balance, March 31, 2005	253	7,427	7,680
Cash payments	(201)	(166)	(367)

Restructuring balance, June 30, 2005	$52	$7,261	$7,313

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
During the fourth fiscal quarter of 2004, the Company announced additional workforce reduction actions in response to lower than anticipated revenue levels. The Company recorded an additional $5.1 million (for a total of $7.0 million in fiscal 2004) based on the estimates of the cost of severance benefits for the affected employees. An additional $1.6 million of net severance benefits were earned in the nine months ended June 30, 2005 based on the passage of time in the notification period, net of resignations and favorable adjustments of final settlement amounts. In total, the Company notified approximately 230 employees of their involuntary termination, including approximately 180 domestic and 50 international employees. The workforce reductions affected employees in all areas of the business and are complete as of June 30, 2005.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
Activity and liability balances recorded as part of the 2004 Merger Related Restructuring Plan pertaining to Conexant Systems, Inc. employees and facilities and the additional fourth fiscal quarter of 2004 restructuring action through June 30, 2005 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$7,066	$1,877	$8,943
Cash payments	(2,368)	(281)	(2,649)

Restructuring balance, September 30, 2004	4,698	1,596	6,294
Charged to costs and expenses	1,892	—	1,892
Cash payments	(2,034)	(197)	(2,231)

Restructuring balance, December 31, 2004	4,556	1,399	5,955
Charged to costs and expenses	(350)	108	(242)
Cash payments	(2,805)	(235)	(3,040)

Restructuring balance, March 31, 2005	1,401	1,272	2,673
Charged to costs and expenses	30	—	30
Cash payments	(627)	(205)	(832)

Restructuring balance, June 30, 2005	$804	$1,067	$1,871

2003 Corporate Restructuring Plan – In the fourth quarter of fiscal 2003, the Company initiated a workforce reduction, closed a design center and consolidated some facilities. The Company involuntarily terminated employees in the sales and administration areas and recorded charges aggregating $1.2 million based upon estimates of the cost of severance benefits for the affected employees. The Company also recorded restructuring costs of $2.8 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated.
Activity and liability balances related to the 2003 Corporate Restructuring Plan through June 30, 2005 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$1,181	$2,830	$4,011
Cash payments	(364)	—	(364)

Restructuring balance, September 30, 2003	817	2,830	3,647
Charged to costs and expenses	350	98	448
Expense reversal	(81)	—	(81)
Cash payments	(1,086)	(933)	(2,019)

Restructuring balance, September 30, 2004	—	1,995	1,995
Cash payments	—	(38)	(38)

Restructuring balance, December 31, 2004	—	1,957	1,957
Cash payments	—	(44)	(44)

Restructuring balance, March 31, 2005	—	1,913	1,913
Cash payments	—	(110)	(110)

Restructuring balance, June 30, 2005	$—	$1,803	$1,803

2002 Corporate and Manufacturing Restructuring Plan – During fiscal 2002, the Company initiated a reduction of its workforce throughout its operations primarily as a result of the divestiture of its Newport Beach wafer fabrication operations and the spin-off and merger of the Company’s wireless communications business with Alpha Industries, Inc. to form Skyworks. In connection with the fiscal 2002 corporate and manufacturing restructuring actions, the Company terminated approximately 120 employees and recorded charges aggregating $2.4 million based upon estimates of the cost of severance benefits for the affected employees. The Company completed these actions in fiscal 2002. In addition, the Company recorded restructuring charges of $12.5 million for costs associated with the consolidation of certain facilities and commitments under license obligations that management determined would not be used in the future.
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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
unfavorable sublease experience to date, and charged an additional $1.5 million to restructuring. In the fourth quarter of 2003, the Company reversed $1.1 million of the estimated cost to settle the remaining commitment under a license obligation after its favorable resolution, and increased the estimate of remaining facility costs due to unfavorable sublease experience.
Activity and liability balances related to the 2002 Corporate and Manufacturing Restructuring Plan through June 30, 2005 were as follows (in thousands):

	Workforce	Facility
	reductions	and other	Total
Charged to costs and expenses	$2,437	$12,519	$14,956
Cash payments	(1,664)	(431)	(2,095)

Restructuring balance, September 30, 2002	773	12,088	12,861
Charged to costs and expenses	2,898	888	3,786
Expense reversal	—	(1,100)	(1,100)
Cash payments	(3,173)	(3,930)	(7,103)

Restructuring balance, September 30, 2003	498	7,946	8,444
Expense reversal	(46)	—	(46)
Cash payments	(452)	(3,949)	(4,401)

Restructuring balance, September 30, 2004	—	3,997	3,997
Cash payments	—	(998)	(998)

Restructuring balance, December 31, 2004	—	2,999	2,999
Cash payments	—	(1,072)	(1,072)

Restructuring balance, March 31, 2005	—	1,927	1,927
Cash payments	—	(899)	(899)

Restructuring balance, June 30, 2005	$—	$1,028	$1,028

Through June 30, 2005, the Company has paid an aggregate of $57.7 million in connection with all of its restructuring plans and has a remaining accrued restructuring balance of $25.3 million. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2005 and 2006 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire through fiscal 2021. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.
Integration Charges
During the three and nine months ended June 30, 2005 and 2004, the Company recognized $1.6 million and $6.8 million, and $1.6 million and $4.2 million, respectively, of costs committed as a result of the integration efforts of the employees, customers, operations and other business aspects related to the Merger.
Other
Other special charges of $6.5 million in the nine months ended June 30, 2005 consists of $3.2 million for settlements of legal matters, $2.3 million of non-employee stock option and warrant modification charges and $1.0 million of other special charges.
Other special charges in the three months ended June 30, 2004 consisted of $0.6 million in stock option modification charges and, in addition, the nine months ended June 30, 2004 also included $1.0 million of one-time executive bonuses which were contractually committed in the closing of the Merger.
8. Segment Information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although we had four operating segments at June 30, 2005, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable operating segment, broadband communications.

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
Net revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Americas	$24,490	$29,499	$64,196	$77,442
Asia-Pacific	160,989	215,797	399,046	554,457
Europe, Middle East and Africa	11,985	22,321	44,581	56,832

	$197,464	$267,617	$507,823	$688,731

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For each of the three and nine months ended June 30, 2005, and the three and nine months ended June 30, 2004, no customer accounted for 10% or more of net revenues.
9. Guarantees
The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell International Corporation (now named Rockwell Automation, Inc.), the Company assumed responsibility for all contingent liabilities and then current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz Semiconductor, Inc., the Company agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in certain cases is indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for guarantees and indemnities related to product sales in the accompanying consolidated balance sheets. Product warranty costs are not significant.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
10. Stock Option Exchange Program
On November 12, 2004, the Company commenced an offer to its employees to voluntarily exchange certain outstanding stock options. Under the terms of the offer, employees holding stock options having an exercise price equal to or greater than $5.00 per share could exchange their options for new options to purchase an equal number of shares of the Company’s common stock (subject to adjustment in certain circumstances). Employees accepting the exchange offer were also required to exchange all options granted within six months of the exchange offer, regardless of the exercise price. The offering period expired on December 13, 2004 and approximately 32.7 million common stock options, with a weighted-average exercise price of $8.00 per share, were tendered to the Company, accepted and cancelled. The Company offered to grant new options to the affected employees, on a one-for-one basis, at a date that was at least six months and one day after the acceptance of the old options for exchange and cancellation. The exercise price of the new options was equal to the closing market price of Company common stock on such date. If the cancelled options were granted on or before December 31, 2002 or the eligible employee is a senior executive of the Company, the new options will vest in three equal installments on the first, second and third anniversaries of the grant date; otherwise the new options will vest 50% on the first anniversary of the grant date and 25% on each of the second and third anniversaries of the grant date.
On June 14, 2005, the Company granted new options to purchase an aggregate of 31.0 million shares of its common stock at an exercise price of $1.49 per share (based on the closing market price of the Company’s common stock on the grant date), with vesting provisions as described above.

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
We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 28% of net revenues in the first nine months of fiscal 2005, as compared to 35% for the similar period of fiscal 2004. No customer accounted for 10% of our net revenues in the first nine months of fiscal 2005. Our top 20 customers accounted for approximately 65% of net revenues for the first nine months of fiscal 2005. Revenues derived from customers located in the Asia-Pacific region, the Americas, and Europe were 79%, 13%, and 8%, respectively, of our net revenues for the first nine months of fiscal 2005. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
Overview of Expense Reduction Initiatives
Since the completion of the Merger in the March 2004 quarter, we have announced several workforce reductions and facilities consolidation actions in order to achieve operational efficiencies. In the fourth quarter of fiscal 2004, we announced additional workforce reductions to implement further Merger synergies and to align our operating expenses to lower revenue forecasts. These actions have been completed. In November 2004, we announced a plan to reduce quarterly operating expenses by an additional $15.0 million. The primary drivers of the expense reductions are expected to be an increasing shift of product development resources to lower-cost regions and cost savings from continued Merger-related selling, general and administrative consolidation. In December 2004, we completed the acquisition of Paxonet Communications, a semiconductor product development company with an experienced and lower-cost engineering team based in India. As a result of this acquisition and organic growth, we have more than tripled our headcount in India to approximately 540 engineers since the end of fiscal 2004.

In the March and June quarters of fiscal 2005, we launched additional sets of headcount reduction actions, and closed additional operating sites, to bring us closer to our operating expense objectives. See Note 7 of Notes to Consolidated Condensed Financial Statements for further information. The cost savings of these actions are expected to be fully reflected in the quarter ending December 31, 2005. We continuously evaluate our business in light of current market and competitive conditions to ensure that our operating expenses are in line with our expected revenue forecasts. As a result, future periods may require further actions to reduce operating expenses. We do not believe that these actions have or will inhibit our ability to invest in appropriate levels of research and development.
Results of Operations
Net Revenues

	Three months ended			Change from	Change from
	June 30,	March 31,	June 30,	March 2005	June 2004
(in millions)	2005	2005	2004	Quarter	Quarter
Net revenues	$197.5	$169.7	$267.6	16%	(26)%

	Nine months ended
	June 30,	June 30,
(in millions)	2005	2004	Change
Net revenues	$507.8	$688.7	(26)%
We recognize revenue when (i) the risk of loss has been transferred to the customer, (ii) price and terms are fixed, (iii) no significant vendor obligation exists, and (iv) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have a contractual right of return. Revenue with respect to these distributors is deferred until the purchased products are sold through by the distributor to a third party. Other distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to estimate and establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”. Development revenue is recognized when services are performed and was not significant for any of the periods presented.
Our net revenues for the third fiscal quarter of 2005 were $197.5 million or an increase of 16% over second fiscal quarter 2005 revenues of $169.7 million and a 26% decrease from third fiscal quarter 2004 net revenues of $267.6 million.
During fiscal 2004, we experienced lower than expected end customer demand which resulted in excess channel inventory build up at our direct customers, distributors and resellers. During the six months ended March 31, 2005, there was an approximate $70.0 million reduction in channel inventories at our distributors and direct customers, of which $20.0 million occurred in the quarter ended March 31, 2005. The net revenue increase in the quarter ended June 30, 2005 as compared to the quarter ended March 31, 2005 is primarily attributable to a 20% increase in end customer demand based on units sold, including the $20.0 million channel inventory reduction in the prior quarter, offset by price erosion of less than 5%.
The 26% decrease in net revenues from the quarter ended June 30, 2004 to the quarter ended June 30, 2005, and the 26% decrease in net revenues for the nine months ended June 30, 2004 to the nine months ended June 30, 2005 is primarily due to average selling price erosion.

Gross Margin

	Three months ended			Change from	Change from
	June 30,	March 31,	June 30,	March 2005	June 2004
(in millions)	2005	2005	2004	Quarter	Quarter
Gross margin	$75.0	$60.0	$112.5	25%	(33)%
Percent of net revenues	38%	35%	42%

	Nine months ended
	June 30,	June 30,
(in millions)	2005	2004	Change
Gross margin	$142.2	$293.3	(52)%
Percent of net revenues	28%	43%
Gross margin represents net revenues less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer production, assembly and test services. Our cost of goods sold consists predominantly of purchased finished wafers, assembly and test services, royalty and other intellectual property costs and labor and overhead associated with product procurement.
Our gross margin for the third fiscal quarter of 2005 was 38% compared with the 35% for the second fiscal quarter of 2005 and 42% for the similar period of fiscal 2004. The conclusion of the channel inventory reduction in the second quarter of fiscal 2005 required $9.6 million in out of the ordinary channel inventory pricing actions which decreased our gross margin in the second fiscal quarter to 35% and subsequently resulted in an increase on a sequential basis. This increase was partially offset by the impact of additional inventory reserves of $2.1 million, net of a benefit of $1.3 million for the sale of previously reserved inventory products. The decrease as compared to the third fiscal quarter of 2004 is attributable to the 26% decrease in average selling prices and partially offset by lower inventory costs.
Our gross margin for the first nine months of fiscal 2005 was 28% compared with the similar period of fiscal 2004 gross margin of 43%. The gross margin percentage decrease from the first nine months of fiscal 2004 is attributable to the effects of (i) net inventory charges of $42.5 million, (ii) the re-establishment of $17.5 million of revenue reserves, which are maintained by the Company to estimate customer pricing adjustments, and were depleted as a result of special pricing given to select customers to facilitate the reduction of channel inventory during the first six months of fiscal 2005, and (iii) the 26% decrease in average selling prices which were partially offset by lower inventory costs.
We expect that our gross margin percentage will increase in future periods in relation to our gross margin percentage for the quarter ended June 30, 2005 as a result of product cost reduction programs and product mix.

We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over nine to twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During the nine months ended June 30, 2005, we recorded $31.3 million in inventory charges for excess and obsolete (E&O) inventory primarily as a result of the reduced demand outlook for fiscal year 2005 related to Broadband Access and Wireless Networking products. Activity in our E&O inventory reserves for the three and nine months ended June 30, 2005 was as follows:

	Three months ended	Nine months ended
	June 30, 2005	June 30, 2005
E&O reserves, beginning of period	$53,302	$23,319
Additions	2,131	31,296
Release upon sales of product	(1,298)	(2,299)
Scrap	(3,460)	(5,502)
Standards adjustments and other	(864)	2,997

E&O reserves, end of period	$49,811	$49,811

We have created an action plan at a product line level to scrap approximately 30% of the E&O products and we are still in the process of evaluating the remaining reserved products. It is possible that some of these reserved products will be sold which will benefit our gross margin in the period sold. During the three and nine months ended June 30, 2005, we sold $1.3 million and $2.3 million, respectively, of reserved products which benefited our gross margin in the associated period.
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
Further, on a quarterly basis, we assess the net realizable value of our inventories. When the estimated average selling price, plus costs to sell our inventory falls below our inventory cost, we adjust our inventory to its current estimated market value. During the nine months ended June 30, 2005, we recorded $18.9 million in inventory charges to adjust certain Wireless Networking products to their estimated market value. Increases to this inventory reserve may be required based upon actual average selling prices and changes to our current estimates, which would impact our gross margin percentage in future periods. Activity in our lower of cost or market (LCM) inventory reserves for the three and nine months ended June 30, 2005 was as follows:

	Three months ended	Nine months ended
	June 30, 2005	June 30, 2005
LCM reserves, beginning of period	$11,093	$—
Additions	—	18,854
Release upon sales of product	(1,488)	(5,370)
Scrap	—	—
Standards adjustments and other	(2,588)	(6,467)

LCM reserves, end of period	$7,017	$7,017

Research and Development

	Three months ended			Change from	Change from
	June 30,	March 31,	June 30,	March 2005	June 2004
(in millions)	2005	2005	2004	Quarter	Quarter
Research and development	$66.3	$70.5	$74.3	(6)%	(11)%
Percent of net revenues	34%	42%	28%

	Nine months ended
	June 30,	June 30,
(in millions)	2005	2004	Change
Research and development	$209.4	$167.2	25%
Percent of net revenues	41%	24%
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
The $8.0 million decrease in R&D expenses for the third quarter of fiscal 2005 compared to the similar period of fiscal 2004 primarily reflects the impact of our restructuring efforts which shifted resources to lower cost regions. As a result of cost reduction initiatives, we expect that quarterly R&D expenses will be lower in future periods, except for the impact of stock option expense charges under SFAS No. 123 (R) commencing in the first fiscal quarter of 2006.
The $42.2 million increase in R&D expenses for the nine months ended June 30, 2005 compared to the similar period of fiscal 2004 primarily reflects additional development costs associated with DSL and Wireless Networking products as a result of the Merger (9 months in the 2005 period and only 4 months in comparable 2004 period), and an increase of $3.6 million in stock compensation charges primarily as a result of the Merger, partially offset by the recent favorable impact of our shifting of resources to lower cost regions. As a result of cost reduction initiatives, we expect that quarterly R&D expenses will be lower in future periods, except for the impact of stock option expense charges under SFAS No. 123 (R) commencing in the first fiscal quarter of 2006.
When compared to the immediately preceding quarter, R&D expenses for the quarter ended June 30, 2005 decreased $4.2 million. This decrease is reflective of our cost reduction initiatives.

Selling, General and Administrative

	Three months ended			Change from	Change from
	June 30,	March 31,	June 30,	March 2005	June 2004
(in millions)	2005	2005	2004	Quarter	Quarter
Selling, general and administrative	$31.1	$28.4	$36.4	10%	(15)%
Percent of net revenues	16%	17%	14%

	Nine months ended
	June 30,	June 30,
(in millions)	2005	2004	Change
Selling, general and administrative	$89.4	$89.8	nm
Percent of net revenues	18%	13%

nm = not meaningful
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
The $5.3 million decrease in SG&A expenses for the quarter ended June 30, 2005 compared to the same period of fiscal 2004 is attributable to a $0.4 million reduction in our accounts receivable bad debt allowance which was based on improved collections experience, and the realization of a portion of our cost reduction initiatives.
SG&A expenses for the nine months ended June 30, 2005 compared to the similar period of fiscal 2004 stayed approximately flat and was the result of a $1.0 million increase in legal expenses, a $1.2 million increase in stock compensation charges as a result of the Merger, and additional SG&A costs as a result of the Merger (9 months in the 2005 period and only 4 months in comparable 2004 period), partially offset by the second quarter’s $1.3 million refund of previously expensed and remitted sales taxes and a $1.5 million reduction in accounts receivable bad debt allowance which was based on improved collections experience.
When compared to the immediately preceding quarter, SG&A expenses for the quarter ended June 30, 2005 increased $2.7 million. This increase is primarily a result of the second quarter’s refund of $1.3 million in previously remitted sales taxes and approximately $1.4 million in higher legal expenses. As a result of our cost reduction initiatives, we expect that quarterly SG&A expenses will be lower in future periods, except for the impact of stock option expense charges under SFAS No. 123 (R) commencing in the first fiscal quarter of 2006.
Amortization of Intangible Assets

	Three months ended June 30,
(in millions)	2005	Change	2004
Amortization of intangible assets	$8.0	—	$8.0
Percent of net revenues	nm		nm

	Nine months ended June 30,
(in millions)	2005	Change	2004
Amortization of intangible assets	$24.4	nm	$12.6
Percent of net revenues	nm		nm

nm = not meaningful
Amortization expense is recorded for intangible assets other than goodwill pursuant to SFAS Nos. 141 and 142. SFAS No. 141 requires that all business combinations be accounted for using the purchase method and provides criteria for recording intangible assets separately from goodwill. Goodwill must be tested at least annually for impairment and written down when impaired.
The increased amortization expense in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 is primarily attributable to the significant intangible assets we acquired in the Merger. See Note 2 of Notes to Consolidated Condensed Financial Statements for further information. We expect that amortization of intangible assets will be approximately $7.9 million for the remainder of fiscal 2005.
In-Process Research and Development

	Nine months ended June 30,
(in millions)	2005	Change	2004
Amortization of intangible assets	$—	nm	$160.8
Percent of net revenues	nm		nm

nm = not meaningful
The in-process research and development (IPR&D) charge of $160.8 million in the nine months ended June 30, 2004 is related to the Merger completed on February 27, 2004. See Note 2 of Notes to the Consolidated Condensed Financial Statements for a discussion of the IPR&D charge.
Special Charges
Special charges consist of the following:

	Three months ended June 30,			Nine months ended June 30,
(in millions)	2005	Change	2004	2005	Change	2004
Restructuring charges	$6.7	nm	$3.6	$24.5	nm	$4.1
Asset impairment charges	0.1	nm	2.5	3.5	nm	4.5
Integration charges	1.6	nm	1.6	6.8	nm	4.2
Other special charges	—	nm	0.6	6.5	nm	1.6

	$8.4		$8.3	$41.3		$14.4

nm = not meaningful
See Note 7 of Notes to Consolidated Condensed Financial Statements for a discussion of asset impairment charges, restructuring charges, integration charges and other special charges.
Interest Expense

	Three months ended June 30,
(in millions)	2005	Change	2004
Interest expense	$8.4	—	$8.4
Percent of net revenues	nm		nm

	Nine months ended June 30,
(in millions)	2005	Change	2004
Interest expense	$25.3	nm	$22.3
Percent of net revenues	nm		nm

nm = not meaningful
Interest expense is primarily related to our convertible subordinated notes. See Note 3 of Notes to Consolidated Condensed Financial Statements for further description of the notes.
As a result of the acquisition of $130.0 million of the 5.25% convertible subordinated notes of Conexant, Inc. in the Merger, interest expense in the nine months ended June 30, 2005 was higher than in the nine months ended June 30, 2004.

Other (Income) Expense, Net

	Three months ended June 30,
(in millions)	2005	Change	2004
Other (income) expense, net	$(15.6)	nm	$47.9
Percent of net revenues	nm		nm

	Nine months ended June 30,
(in millions)	2005	Change	2004
Other (income) expense, net	$(23.4)	nm	$(1.0)
Percent of net revenues	nm		nm

nm = not meaningful
Other (income) expense, net for the first nine months of fiscal 2005 was primarily comprised of $4.0 million of investment and interest income on invested cash balances, and $42.3 million in gains on sales of equity securities, offset by $8.6 million of loss in our equity method investments and a $14.8 million decrease in the fair value of the Mindspeed warrant. Due to variations in the fair value of the common stock underlying the Mindspeed warrant, we expect that other (income) expense, net may fluctuate significantly in future periods until this derivative instrument can be liquidated.
Other (income) expense, net for the first nine months of fiscal 2004 was comprised of $12.8 million of income in our equity method investments (including a $11.4 million gain in accordance with Staff Accounting Bulletin No. 51 for the realization of an additional investment made by another party in Jazz), gains of sales of investments of $27.0 million and $6.7 million of investment and interest income on invested cash balances, offset by a $38.4 million decrease in the fair value of the Mindspeed warrant, a $6.3 million decrease in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes, impairments of non-marketable equity investments of $0.6 million, and other expense of $0.2 million.
In July 2005, we sold the remaining 2.8 million shares of SiRF Technology Holdings, Inc. for cash proceeds of $50.9 million and realized gains on the sales of these securities of $49.0 million.
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
Provision for Income Taxes
We recorded income tax expense of $1.8 million and $1.4 million for the nine months ended June 30, 2005 and 2004, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. No federal income tax expense was recorded for the first nine months of fiscal 2005 or 2004 due to our net losses for the period. Except to the extent of the federal alternative minimum tax (AMT), we expect this will continue for the foreseeable future. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. Under the AMT system, a current year deduction is somewhat more beneficial than utilization of a net operating loss (NOL). To reduce our future expected AMT, during the quarter ended June 30, 2005, we capitalized R&D expenses of approximately $581.0 million out of our previously reported $1.75 billion in NOLs to create future tax deductions. This adjustment was made for tax reporting purposes and had no impact on the accompanying financial statements.
As of June 30, 2005, Conexant had $1.3 billion of fully reserved deferred tax assets which are available to offset future tax obligations, of which approximately $440.0 million were acquired in the Merger, and if Conexant receives a tax benefit from their utilization, the benefit will be recorded as a reduction to goodwill. The deferred tax assets acquired in the Merger are subject to limitations imposed by section 382 of the Internal Revenue Code. Such limitations are not expected to impair our ability to utilize these deferred tax assets.
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
Liquidity and Capital Resources
Our cash and cash equivalents increased by $21.5 million during the first nine months of fiscal 2005. Cash used by operating activities was $58.7 million for the first nine months of fiscal 2005, compared to cash provided by operating activities of $1.7 million for the comparable period in fiscal 2004. Cash flows used in operations for the first nine months of fiscal 2005 were $105.4 million, before $100.2 million of net favorable changes in working capital, an $8.0 million payment to Agere for the settlement of patent litigation, and $45.5 million of payments related to special charges and other restructuring related items. The favorable working capital changes were driven by (i) improved days sales outstanding primarily the result of increased cash collections, from 79 days in the September 2004 quarter to 38 days in the June 2005 quarter, and (ii) improved inventory turns from 2.6 turns in the September 2004 quarter to 4.7 turns in the June 2005 quarter.
Cash provided by investing activities of $79.2 million for the first nine months of fiscal 2005 includes net proceeds of $49.1 million received from the purchase and sale-leaseback of our headquarters facility and other assets, proceeds from the sale of equity securities, primarily in SiRF Technology Holdings, Inc., of $44.4 million, and net sales of other marketable securities of $23.6 million. These cash flows from investing activities of approximately $117.0 million were offset by cash used in investing activities for acquisitions of $18.8 million, capital expenditures of $16.4 million, and investments of $2.6 million. Cash used in investing activities of $23.4 million in the first nine months of fiscal 2004 principally consisted of $29.4 million of net purchases of marketable securities, capital expenditures of $13.9 million, payment of deferred purchase consideration of $4.0 million, payment of acquisition costs of $29.8 million, and investments of $2.6 million, partially offset by $24.8 million of net cash and cash equivalents acquired in acquisitions (primarily in the Merger). In July 2005, we sold the remaining 2.8 million shares of SiRF Technology Holdings, Inc. for cash proceeds of $50.9 million.
Cash provided by financing activities of $1.0 million for the first nine months of fiscal 2005 consisted of $0.8 million in proceeds from the exercise of stock options and $0.2 million from repayment of an employee loan. The $24.1 million in cash provided by financing activities for the comparable period of fiscal 2004 consisted of proceeds from the exercise of stock options. The decrease in proceeds from the exercise of stock options reflects the decrease in our stock price in the similar periods. Our stock price at June 30, 2005 and 2004 was $1.65 and $4.08, respectively.
As of June 30, 2005, our principal sources of liquidity are our existing cash reserves and marketable securities, our investments in third parties, such as Jazz, our Mindspeed warrant and cash generated from product sales. Given current market conditions relating to the Mindspeed warrant, we determined that at this time, we do not have the ability to liquidate a portion of the warrant in the next twelve months. Consequently, all amounts related to the value of the Mindspeed warrant are reflected as long-term on our condensed consolidated balance sheet. Our working capital at June 30, 2005 was $106.1 million compared to $434.8 million at September 30, 2004. The decrease is attributable to the reclassification of $196.8 million of our convertible subordinated notes which are due in May 2006 to current liabilities, and our loss from operations. In addition, at June 30, 2005 we held $72.0 million in long-term marketable securities which we could liquidate to fund operations and/or future acquisitions.

Total cash, cash equivalents and marketable securities are as follows:

(in millions)	June 30,	September 30,
	2005	2004
Cash and cash equivalents	$160.5	$139.0
Other short-term marketable securities (primarily mutual funds, domestic government agencies and corporate debt securities)	58.1	13.8
Long-term marketable securities (primarily domestic government agencies and corporate debt securities)	72.0	137.6

Subtotal	290.6	290.4

Equity securities- Skyworks Solutions, Inc. (6.2 million shares at June 30, 2005 and September 30, 2004)	46.2	61.8
Equity securities- SiRF Technology Holdings, Inc. (2.8 million shares at June 30, 2005 and 5.9 million shares at September 30, 2004)	49.0	87.5

Subtotal Skyworks and SiRF	95.2	149.3

Total cash, cash equivalents and marketable securities	$385.8	$439.7

The fair value of the Mindspeed warrant at June 30, 2005 is $11.2 million. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value. Further, there is no assurance that the equity markets would allow for the Company to liquidate a substantial portion of these warrants within a short time period without significantly impacting the market value. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, and other liabilities and commitments, and other capital requirements, for at least the next twelve months. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider additional acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.
We have $711.8 million aggregate principal amount of convertible subordinated notes outstanding, of which $196.8 million is current and is due in May 2006 and the remainder becomes due in February 2007. The conversion prices of the notes are currently substantially in excess of the market value of our common stock. As of June 30, 2005, we had $385.8 million of cash and investments. We believe that we will repay the $196.8 million of the notes coming due in May 2006 with existing cash resources, marketable securities and cash generated from operations and our investments and other assets. If we are unable to generate sufficient cash flows from our operations or realize additional value from our investments and other assets, we may have to seek additional sources of financing to satisfy the amounts coming due in February 2007. We cannot assure you that such financing will be available to us on favorable terms, or at all.
The following summarizes our contractual obligations at June 30, 2005:

	Payments due by period
		Less than 1			More than 5
(in millions)	Total	Year	1-3 years	3-5 years	years
Convertible subordinated notes (1)	$711.8	$196.8	$515.0	$—	$—
Operating leases	205.6	30.6	47.1	35.0	92.9
Assigned leases	8.3	0.4	3.4	—	4.5
Contingent consideration on acquisitions	6.0	6.0	—	—	—
Capital commitments	5.9	5.9	—	—	—
Employee commitments	1.3	1.3	—	—	—

	$938.9	$241.0	$565.5	$35.0	$97.4

(1)	Excludes interest. See Note 3 of Notes to Consolidated Condensed Financial Statements for interest terms.
At June 30, 2005, the Company has many sublease arrangements on operating leases for terms ranging from near term to approximately 6 years. Aggregate scheduled sublease income based on current terms is approximately $19.7 million.

Off-Balance Sheet Arrangements
Our off-balance arrangements consist of conventional operating leases, capital commitments, employee commitments, and purchase commitments as described in Note 5 of Notes to Consolidated Condensed Financial Statements. We also have contingent liabilities for other items assigned to Mindspeed and Skyworks at the time of their separation from Conexant. See Note 5 of Notes to Consolidated Condensed Financial Statements. We do not have any special purpose entities or variable interest entities as of June 30, 2005.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (R), “Share-Based Payment”. This pronouncement amends SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires that public companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. The implementation of this statement was delayed by the Securities and Exchange Commission and will be effective beginning with our first quarter of fiscal 2006. We expect the impact of this new pronouncement to be significant to our results of operations.
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
Revenue recognition
Revenue is recognized when (i) the risk of loss has been transferred to the customer, (ii) price and terms are fixed, (iii) no significant vendor obligation exists, and (iv) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have a contractual right of return. Revenue with respect to these distributors is deferred until the purchased products are sold through by the distributor to a third party. Other distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to estimate and establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”. Our revenue recognition policy is significant because our revenue is a key component of our operations and the timing of revenue recognition determines the timing of certain expenses, such as sales commissions. Revenue results are difficult to predict, and any shortfall in revenues could cause our operating results to vary significantly from period to period.
Conexant has more than 20 distributor customers for whom revenue is recognized upon its shipment of product to them, as the contractual terms provide for limited or no rights of return. During the three months ended December 31, 2004, we determined that we were unable to enforce our contractual terms with three distribution customers. As a result, from October 1, 2004, we have deferred the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party.
Valuation of derivative instruments
We had two primary types of derivatives – our warrant to purchase shares of common stock of Mindspeed and the conversion right of the Skyworks 15% convertible senior subordinated notes. Until its conversion to common stock in May 2004, we determined the fair value of the conversion right of the Skyworks notes using the actual trading price of the underlying shares of Skyworks common stock. We determine the fair value of the current portion of the Mindspeed warrant using current pricing data. The fair value of the long-term portion of the Mindspeed warrant is determined using a standard Black-Scholes pricing model with assumptions consistent with current market conditions and our intent to liquidate the warrant over a specified time period. The Black-Scholes pricing model requires the input of highly subjective assumptions including expected stock price volatility. Changes in these assumptions, or in the underlying valuation model, could cause the fair value of the Mindspeed warrant to vary significantly from period to period.
Restructuring charges
We recorded $24.5 million of restructuring charges in the nine months ended June 30, 2005. These charges relate to reductions in our workforce and related impact on the use of facilities. The estimated charges contain estimates and assumptions made by management about matters which are uncertain at the time, for example the timing and amount of sublease income that will be achieved on vacated property and the operating costs to be paid until lease termination, and the discount rates used in determining the present value (fair value) of remaining minimum lease payments on vacated properties. While we have used our best estimates based on facts and circumstances available at the time, different estimates reasonably could have been used in the relevant periods, and the actual results may be different, and those differences could have a material impact on the presentation of our financial condition or results of operations. Our policies require us to review the estimates and assumptions periodically and reflect the effects of any revisions in the period that they are determined to be necessary. Such amounts also contain estimates and assumptions made by management, and are reviewed periodically and adjusted accordingly.
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
Stock-based compensation
We account for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and therefore no compensation expense has been recognized for fixed stock option plans as options are granted at fair market value on the date of grant. We also have an employee stock purchase plan for all eligible employees. We have adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (R), “Share-Based Payment”. This pronouncement amends SFAS No. 123 and supersedes APB 25. SFAS No. 123 (R) requires that public companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. The implementation of this statement was delayed by the Securities and Exchange Commission and will be effective beginning with our first quarter of fiscal 2006. We expect the impact of this new pronouncement to be significant to our results of operations.
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
We have recently incurred substantial losses and we anticipate additional future losses.
Our net revenues for the first nine months of fiscal 2005 and for fiscal 2004 were $507.8 million and $688.7 million, respectively. Our net loss for the first nine months of fiscal 2005 and for fiscal 2004 was $226.1 million and $174.2 million, respectively.
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
We believe that our existing sources of liquidity together with cash expected to be generated from product sales will be sufficient to fund our operations, research and development, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case and we may need to obtain alternate sources of financing in the future. At June 30, 2005, we have $711.8 million aggregate principal amount of convertible subordinated notes outstanding, of which $196.8 million is due in May 2006 and $515.0 million is due in February 2007. The conversion prices of the notes are currently in excess of the market value of our common stock. If we are unable to generate sufficient cash flows from our operations or realize additional value from our investments and other assets, we may be unable to meet our debt obligations as they become due. We cannot assure you that we will have access to additional sources of capital, or be able to refinance our debt, on favorable terms or at all. In periods of a depressed stock price, raising capital through the equity markets would have a greater effect on shareholder dilution.
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
Additionally, in periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. At June 30, 2005, we have $718.3 million of goodwill, of which $626.1 million was generated in the Merger. When market capitalization is below book value, it is an indicator that goodwill may be impaired. Our market capitalization has been below book value in the past but was above our book value at June 30, 2005. We performed our annual evaluation of goodwill at June 30, 2005 and determined that as of that date, no impairment was required. However, if our market capitalization drops below our book value for a prolonged period of time, or our current assumptions regarding our future operating performance changes, we may be required to write down the value of our goodwill by taking a non-cash charge against earnings.
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
As a result of the Paxonet Communications acquisition in December 2004 and organic growth, we have more than tripled our headcount in India to approximately 540 engineers at several design centers since the end of fiscal 2004. We plan to continue this growth trend in India. Expansion and transition of product development efforts to India entails risks associated with our ability to manage the development of products at remote geographic locations, to achieve key program milestones, and to attract and retain qualified management, technical and other personnel necessary for the design and development of our products. If we experience product design or development delays as a result of the transition, or an inability to adequately staff the programs, there could be a material adverse effect on our results of operations.
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 28% and 35% of our net revenues for the first nine months of fiscal 2005 and for fiscal 2004, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other supplier products and may not sell our products as quickly as forecasted, which may impact their future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. For example, the reduced demand outlook for fiscal year 2005 and the further decline of average selling prices for certain of our products resulted in inventory charges aggregating $50.2 million for the first nine months of fiscal 2005. Inventory charges included $31.3 million for excess and obsolete inventory primarily related to Broadband Access and Wireless Networking products and $18.9 million of lower of cost or market write-downs for Wireless Networking inventory.
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
The foundries and other suppliers on whom we rely may experience financial difficulties or suffer disruptions in their operations due to causes beyond our control, including labor strikes, work stoppages, electrical power outages, fire, earthquake, flooding or other natural disasters. Certain of our suppliers’ manufacturing facilities are located near major earthquake fault lines in California and the Asia-Pacific region. In the event of a disruption of the operations of one or more of our suppliers, we may not have a second manufacturing source immediately available. Such an event could cause significant delays in shipments until we could shift the products from an affected facility or supplier to another facility or supplier. The manufacturing processes we rely on are specialized and are available from a limited number of suppliers. Alternate sources of manufacturing capacity, particularly wafer production capacity, may not be available to us on a timely basis. Even if alternate wafer production capacity is available, we may not be able to obtain it on favorable terms, or at all. Difficulties or delays in securing an adequate supply of our products on favorable terms, or at all, could impair our ability to meet our customers’ requirements and have a material adverse effect on our operating results.
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
For the first nine months of fiscal 2005 and for fiscal 2004, approximately 89% and 91%, respectively, of our net revenues were from customers located outside of the United States, primarily in the Asia-Pacific region and Europe. Approximately 90% of Conexant’s net revenues for fiscal 2003 and approximately 92% of GlobespanVirata’s net revenues for fiscal 2003 were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers, sales offices and suppliers located outside the United States, including significant design centers and a workforce of approximately 540 engineers in India, and assembly and test service providers and foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:
•	currency exchange rate fluctuations;

•	local economic and political conditions;

•	disruptions of commerce and capital or trading markets due to or related to terrorist activity or armed conflict;

•	restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	changes in legal or regulatory requirements;

•	difficulty in obtaining distribution and support;

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements;

•	tax laws, including the cost of services provided and products sold between Conexant and its subsidiaries which are subject to review by taxing authorities ; and

•	limitations on our ability under local laws to protect our intellectual property.
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
We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 28% and 35% of our net revenues for the first nine months of fiscal 2005 and fiscal 2004, respectively. Our arrangements with these distributors are terminable at any time, and therefore the loss of these arrangements could have an adverse effect on our operating results. For those international distributors that we account for under a deferred revenue recognition model, we rely on the distributor to provide us timely and accurate product sell through information. No assurances can be given that these international distributors will continue to provide us this information. If we are unable to obtain this information on a timely basis, or if we determine that the information we do receive is unreliable, it may affect the accuracy of amounts recorded in our consolidated financial statements, and therefore have an adverse effect on our operating results.
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
Conexant’s former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by Conexant. In addition, we are engaged in remediations of groundwater contamination at Conexant’s former Newport Beach, California wafer fabrication facility. We currently estimate the remaining costs for these remediations to be approximately $2.9 million and have accrued for these costs as of June 30, 2005.
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
As of June 30, 2005, we had approximately $1.2 billion of U.S. federal income tax net operating loss (NOL) carry forwards that can be used to offset taxable income in subsequent years. The NOL carry forwards are scheduled to expire at various dates through 2023. Section 382 of the Internal Revenue Code could limit the future use of some or all of the NOL carry forwards if the ownership of our common stock changes by more than 50 percentage points in certain circumstances over a three-year testing period. Based on information known to us, we have not undergone such a change of ownership and the merger of Conexant and GlobespanVirata did not constitute a change of ownership, although the shares of our common stock issued in the Merger will be taken into account in any change of ownership computations. Direct or indirect transfers of our common stock, when taken together with the shift in ownership resulting from the Merger, could result in a change of ownership that would trigger the section 382 limitation. If such an ownership change occurs, section 382 would limit our use of NOL carry forwards in each subsequent taxable year to an amount equal to a federal long-term tax-exempt rate published by the Internal Revenue Service at the time of the ownership change, multiplied by our fair market value at such time; any unused annual limitation amounts may also be carried forward. The Merger resulted in a change of ownership of GlobespanVirata and the future use of GlobespanVirata’s NOL carry forwards are subject to the section 382 limitation (or further limitation in the case of NOL carry forwards already subject to limitation as a result of previous transactions) based on the fair market value of GlobespanVirata at the time of the Merger.
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
We are currently performing the system and process documentation needed to comply with Section 404 and the standards issued by the Public Company Accounting Oversight Board. This process is both costly and challenging. During the performance of this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that such internal control is effective. If we are unable to assert that our internal control is effective as of September 30, 2005 (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls), investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.
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
Our cash and cash equivalents, and short-term marketable securities are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2005, the carrying value of our cash and cash equivalents and short-term marketable securities approximates fair value. Our long-term marketable securities (consisting of commercial paper, corporate bonds and government securities) principally have remaining terms of 1 to 3 years. Such securities are subject to interest rate risk. At June 30, 2005, a 10% adverse change in interest rates would result in an $7.2 million decrease in the value of our long-term marketable securities.
Marketable equity securities are subject to equity price risk. For most of our equity security holdings, there are risks associated with the overall state of the stock market, having available buyers for shares we sell, and ultimately being able to liquidate the securities at a favorable price. As of June 30, 2005, a 10% adverse change in equity prices would result in a $9.5 million decrease in the value of our marketable equity securities.

We classify all of our marketable debt and equity securities as available-for-sale securities. As of June 30, 2005, the carrying value of these securities included net unrealized gains of $40.2 million.
We hold a warrant to purchase 30 million shares of common stock of Mindspeed. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of June 30, 2005, a 10% decrease in the market price of Mindspeed’s common stock would decrease the fair value of this warrant by approximately $1.7 million. At June 30, 2005, the market price of Mindspeed’s common stock was $1.22 per share. For the quarter ended June 30, 2005, the market price of Mindspeed’s common stock ranged from a low of $1.14 per share to a high of $2.22 per share.
Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.
The following table shows the fair values of our financial instruments as of June 30, 2005:

(in millions)	Carrying Value	Fair Value
Cash and cash equivalents	$160.5	$160.5
Marketable debt securities	54.3	54.3
Marketable government agency securities	75.8	75.8
Marketable equity securities	95.2	95.2
Mindspeed warrant	11.2	11.2
Current portion of long-term debt	196.8	193.3
Long-term debt	515.0	476.4
We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, from time to time, we offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At June 30, 2005, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at June 30, 2005, a 10% change in the currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

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
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
IPO Litigation. In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc., (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. In June 2003, Conexant, Inc. and the named officers and directors entered into a memorandum or understanding outlining a settlement agreement with the plaintiffs that will, among other things, result in the dismissal with prejudice of all the claims against the former GlobeSpan, Inc. officers and directors. The final settlement was executed in June 2004. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement. The bar orders have since been modified. The settlement remains subject to a number of conditions and final approval. It is possible that the settlement will not be approved. Even if the settlement is approved, individual class members will have an opportunity to opt out of the class and to file their own lawsuits, and some may do so. In either event, the Company does not anticipate that the ultimate outcome of this litigation will have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.
Class Action Suits . In December 2004 and January 2005, the Company and certain current and former officers were named as defendants in several complaints filed on behalf of all persons who purchased Company common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934 (the Exchange Act) by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases have now been consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al., are being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation.
In addition, in February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (“Plan”) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The defendants believe these charges are without merit and intend to vigorously defend the litigation.
Shareholder Derivative Suits. In January 2005, the Company and certain current and former directors and officers were named as defendants in purported shareholder derivative actions (now consolidated) in California Superior Court for the County of Orange, alleging that the defendants breached their fiduciary duties, abused control, mismanaged the Company, wasted corporate assets and unjustly enriched themselves. A similar lawsuit was filed in U.S. District Court of New Jersey in May 2005. On July 28, 2005, the court approved a stay of the action filed in California pending the outcome of the motion to dismiss in Witriol v. Conexant, et al. The Company has negotiated a similar agreement with the plaintiffs in the New Jersey case, which is subject to approval by the court. Pursuant to the stay agreements, in the event that the parties in the Witriol case engage in any negotiations, plaintiffs’ counsel in the derivative cases will be allowed to participate. The defendants believe the charges in theses cases are without merit and intend to vigorously defend the litigation.

ITEM 6. EXHIBITS
Exhibits:
10.1	Dwight W. Decker Performance Share Award Grant Letter and Terms and Conditions filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 9, 2005 (File No. 000-24923), is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)
Date: August 9, 2005	By /s/ J. Scott Blouin
J. Scott Blouin
Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX
31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.