Form 10-K
period 2005-09-30
CONEXANT SYSTEMS INC
filed 2005-12-08
CIK 1069353

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes ☑          No ☐
      The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based on the closing price as reported on the Nasdaq National Market on April 1, 2005) was approximately $680 million. Shares of voting stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of November 25, 2005 was 474,281,719.
Documents Incorporated by Reference
      Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareowners to be held on February 22, 2006, are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT
      This Annual Report on Form 10-K contains statements relating to future results of Conexant Systems, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: general economic and political conditions and conditions in the markets we address; the substantial losses we have incurred; the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products; continuing volatility in the technology sector and the semiconductor industry; demand for and market acceptance of new and existing products; successful development of new products; the timing of new product introductions and product quality; our ability to anticipate trends and develop products for which there will be market demand; the availability of manufacturing capacity; pricing pressures and other competitive factors; changes in product mix; product obsolescence; the ability of our customers to manage inventory; the ability to develop and implement new technologies and to obtain protection for the related intellectual property; the uncertainties of litigation and the demands it may place on the time and attention of our management; and possible disruptions in commerce related to terrorist activity or armed conflict, as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our other Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I

Item 1.	Business
General
      Conexant Systems, Inc. (we, Conexant or the Company) designs, develops and sells semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for use in broadband communications applications that enable high-speed transmission, processing and distribution of audio, video, voice and data to and throughout homes and business enterprises worldwide. The Company’s access solutions connect people through personal communications access products such as personal computers (PCs), television set-top boxes and game consoles to audio, video, voice and data services over wireless and wire line broadband connections as well as over dial-up Internet connections. The Company’s central office solutions are used by service providers to deliver high-speed audio, video, voice and data services over copper telephone lines and optical fiber networks to homes and businesses around the globe. In addition, the Company’s media processing products enable the capture, display, storage, playback and transfer of audio and video content in applications throughout home and small office environments. The Company operates in one reportable segment (see Notes 1 and 17 of Notes to Consolidated Financial Statements).
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
      On June 27, 2003, we completed the distribution to our shareholders of all outstanding shares of our wholly owned subsidiary Mindspeed Technologies, Inc. (Mindspeed), to which we contributed our Internet infrastructure business, including the stock of certain subsidiaries, and certain other assets and liabilities, including $100.0 million in cash (hereinafter, the Mindspeed Spin). In the Mindspeed Spin, Conexant shareholders received one share of Mindspeed common stock for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares. Mindspeed issued us a warrant to purchase 30 million shares of Mindspeed common stock, representing approximately 20 percent of Mindspeed’s outstanding common stock on a fully diluted basis. The warrant is exercisable until June 27, 2013 at an exercise price of $3.408 per share. The fair value of the warrant is recorded as an asset on our consolidated balance sheet. Additionally, we entered into a senior secured revolving credit facility pursuant to which Mindspeed could have borrowed up to $50.0 million, subject to certain restrictions, for working capital and general corporate purposes. In December 2004, the Mindspeed credit facility was terminated (see Note 11 of Notes to Consolidated Financial Statements).
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
      Except where otherwise noted, the financial information contained herein represents our continuing operations, excluding the discontinued wireless communications business, Mexicali Operations and the Mindspeed business, and including the results of operations of GlobespanVirata since February 28, 2004, following the completion of the Merger.
Our Business
      We design, develop and sell semiconductor system solutions for use in broadband communications, enterprise networks and digital home networks worldwide. Our expertise in mixed-signal processing, digital signal processing (DSP) and standards-based communications protocol implementation allows us to deliver semiconductor devices and integrated systems for client, or end-customer, personal communications access products. These products include PCs and PC peripheral products, television set-top boxes, residential gateways, game consoles, point-of-sale (POS) terminals, multi-function peripherals (MFPs) and other types of consumer and enterprise products. These communications access end-products connect to audio, video, voice and data services over broadband wireline communications networks, including digital subscriber line (DSL), cable and Ethernet, over dial-up Internet connections, over wireless local area networks and over direct broadcast satellite, terrestrial and fixed wireless systems. We also design, develop and sell semiconductor system solutions used in telecommunications company central office (CO) equipment, primarily in DSL access multiplexers (DSLAMs).
      We organize our product lines to address four primary communications end-markets. First, our broadband access products include a comprehensive portfolio of DSL products designed for customer premises equipment (CPE) and CO applications in addition to products designed for emerging passive optical network (PON) applications. Second, our broadband media processing products include a variety of broadcast audio and video decoder and encoder devices as well as front-end communications components that enable the capture, display, storage, playback and transfer of audio and video content in digital home and small office products such as PCs, television set-top boxes, gaming consoles, personal video recorders and digital versatile disk (DVD) applications. Third, our universal and voice access products include a broad portfolio of analog modem chipsets and software for desktop and notebook PC applications as well as embedded equipment applications, including fax machines, MFPs, POS terminals, television set-top boxes, gaming consoles and Internet terminals. This product area also includes our voice-over-Internet protocol (VoIP) products designed to accommodate the transmission of voice traffic within broadband IP packet-based networks. And fourth, our wireless networking products include various combinations of radio frequency (RF) transceivers, analog base-band integrated circuits and digital base-band and medium or media access controller (MAC) chips that comply with the various configurations of the 802.11 wireless local area networking (WLAN) standard.
      The following is a brief description of each of our target markets and the silicon solutions that we provide for each market.

Broadband Access Products
      DSL technologies enable broadband data traffic over twisted pair copper telephone lines. Actual DSL speeds realized by the consumer range between 128 kilobits per second (kbps) and 100 megabits per second (Mbps). Faster data rates allow local exchange carriers to provide their customers with an array of new broadband services, including the transport of high definition video content in real time.

      We possess a comprehensive portfolio of standards-based DSL line codes, including asymmetric DSL (ADSL), symmetric DSL (SDSL), ADSL2, ADSL2plus and both new versions of very-high-speed DSL (VDSL and VDSL2), including the unique configurations of DSL for North America, Europe, Japan and China. We have shipped nearly 150 million DSL ports to customers around the globe.
      Our DSL product portfolio is comprised of a family of System-on-Chip (SoC) integrated circuits (ICs) for use in home and business DSL products that incorporate a combination of multiple system functions. We offer solutions for both CO and CPE applications. Our DSL product offerings include various combinations of digital signal processors, network or communication processors, integrated software on silicon, and analog front-end chips, line drivers and reference design guides to help our customers deploy DSL modems, routers, residential gateways, and DSLAMs located in telephone service providers’ central offices.
      Our DSL engineering support includes our advanced software-based development tools which allow original design manufacturers (ODMs), service providers and telecom companies to analyze, configure and troubleshoot their DSL networks remotely, saving time and expense. Our ISOStm software works in combination with our semiconductor devices to manage data, routing, bridging, switching and protocol conversions needed to encapsulate and route information packets. ISOStm is available on a variety of our platforms, and facilitates the rapid integration of new features, which enables manufacturers to streamline the product development process and improve time-to-market. Additional features of these products include system management, firewall security, embedded web server, auto-configuration of DSL services and Universal Plug-and-Play. We also offer customers a full set of software development tools including compilers, linkers and other special-purpose tools to enable the customer to design additional applications.
      In May 2005, we introduced our Accelity family of highly integrated VDSL and VDSL2 CO and CPE semiconductor solutions for asynchronous transfer mode (ATM) and packet-based DSLAMs and client-side terminals. VDSL and VDSL2 technologies are targeted at voice, video and data “triple-play” broadband service deployments, remote terminal and fiber extension applications. VDSL2 technology provides higher downstream and upstream data rates than ADSL and ADSL2plus, and longer reach connectivity than VDSL. The Accelity chipset family is based on industry-standard discrete multi-tone (DMT) line code technology, and is compliant with the ratified VDSL2/ G.993.2 standard. According to industry analyst firm IDC, VDSL integrated circuit (IC) port shipments are expected to increase from 6.2 million ports in 2003 to 17.8 million ports in 2008, a 23 percent compound annual growth rate.
      In July 2005, we announced our entry into the fiber access market with our integrated Xenon SoC solution. This new device is targeted at optical network terminals on the client-side of broadband passive optical networks (PONs). PONs provide cost-effective, high-speed “last mile” broadband connections to homes and businesses over a fiber optic cable, and are a significant improvement over coaxial cable or copper-based connections. The Xenon SoC solution can also be used in conjunction with our Accelity chipset to provide fiber-to-the-neighborhood, enabling the cost-effective delivery of “triple-play” services. Xenon is the first in a planned family of PON devices. Xenon supports downstream data rates of 622 Mbps and upstream rates of 155 Mbps. An optimized version for multiple dwelling unit applications provides 25 percent greater throughput.
      In October 2005, we introduced a new ADSL2plus chipset for client-side gateway applications. Key features of the new device include an integrated two-channel VoIP processor and dual high-speed USB 2.0 interfaces that can be used to attach peripherals such as WLAN devices, storage products, printers and Web-based digital cameras directly to the DSL gateway. In addition, the chipset is upgradeable to VDSL/ VDSL2 technology, allowing manufacturers to maximize their engineering and software investments while migrating to new DSL technologies. This device is targeted at products including DSL bridge/routers, wireless DSL routers, and DSL VoIP integrated access devices (IADs).

Broadband Media Processing Products
      MPEG is a set of international digital video and audio compression standards and file formats, and is one of the enabling technologies for broadband multimedia delivery. There are three major MPEG standards: MPEG-1, MPEG-2 and MPEG-4. MPEG-4 AVC/ H.264 (also known as MPEG-4 Part 10) codecs provide compression performance that delivers more than 50 percent greater efficiency than MPEG-2. This allows service providers to maximize bandwidth usage and efficiently deliver sophisticated programs containing audio, video, text, graphics and interactivity to their subscribers. The technology has gained wide support recently in satellite TV, IP video, video telephony, high definition DVD and wireless consumer electronics applications, and is emerging as the next major technology of choice for television video transmission and storage applications as the demand for high definition television (HDTV) services and content rapidly increases.
      Our broadband media processing product offerings include devices and system-level solutions for the television set-top box market as well as products for other convergence video applications.

Set-top Box (STB) Products
      In the STB family, we offer an extensive portfolio of components and system level solutions enabling digital cable, satellite and terrestrial STBs. Our product offerings include silicon tuners, satellite demodulators, MPEG audio and video decoders, and dial-up modems for back-channel applications. Reference designs that help manufacturers reduce cost and speed time-to-market are also offered, bundled with a range of operating systems, middleware, drivers and development tools.
      A typical STB is comprised of front-end components and back-end components. Among the front-end components, sometimes referred to as the communications portion of the design, tuners and demodulators are employed to receive and prepare audio and video signals from a satellite, cable or terrestrial network and back-channel modems are used to communicate with the service provider. In the back-end, integrated MPEG decoders are designed to process the audio and video signals and to control the STB application software while video encoders format the video signal for display on either an analog or digital television.
      We built upon our customer relationships established through our leadership in satellite front-end products to gain our first back-end product design wins in fiscal 2004. We introduced and began shipments of our new single-chip solution that incorporated demodulation, MPEG processing, audio and video outputs, graphic processing, back-channel communications capability and a control processor. Combined with one of our silicon tuner devices, this product offers a complete cost-effective STB solution for satellite, cable and terrestrial networks.
      Our cable modem product portfolio includes our single-package cable modem solution containing an embedded microprocessor-based media access controller for North American Data Over Cable Service Interface Specification (DOCSIS), European DOCSIS and digital video broadcasting (DVB) applications. Our cable modem products are DOCSIS 1.0, DOCSIS 1.1, and DOCSIS 2.0 compliant. We also offer a single-chip silicon-based digital tuner, which supports both DOCSIS and DVB/ Digital Audio Visual Council (DAVIC) standards for computer cable modems and set-top boxes. This device interfaces seamlessly with our digital cable transceiver solutions. Our cable modem technology is capable of delivering data, video, telephone and Internet access over existing coaxial cable networks at speeds up to 1,000 times faster than a standard voiceband analog modem. In addition, our product supports the PCI, USB and Ethernet interfaces for connection with a PC and our customers have used this solution to successfully complete the rigorous North American CableLabs and European tComLabs certifications. These certifications give consumers and cable operators the assurance that systems comply with DOCSIS specifications and will be interoperable among multiple cable modem vendors.
      In late November 2004, we introduced a family of next-generation MPEG-4 AVC/ H.264 video decoders for high-definition digital broadcast television systems. This family of decoders enables digital broadcast TV service providers to improve bandwidth utilization, allowing the cost-effective delivery of a wider range of video, voice, and data broadcast programming. H.264 compression provides greater recording capacity on STBs with personal video recording capabilities, increases the number of HDTV channels that a broadcaster can transmit, and enables live broadcast-quality video content over the Internet.
      In June 2005, we introduced our dual-channel RF satellite tuner. This low-power, direct down conversion device is intended for high-volume STB receivers used for personal and digital video recording (PVR/ DVR)

applications. The highly integrated device supports 8PSK and DVB-S2 advanced modulation and coding specifications, which provide satellite operators with higher data rates and increased capacity to deliver additional HDTV channels and services using existing bandwidth and infrastructure. The dual-channel tuner can also be used with our advanced modulation satellite demodulators to provide a complete front- and back-end system solution.
      In June 2005, we also announced that our cumulative global shipments of satellite tuners and demodulators surpassed the 120 million unit milestone.
      In August 2005, we introduced a new family of DVB decoders for mass market free-to-air (FTA) satellite STBs. The new SoC decoders offer higher levels of integration and performance, and include options for both basic and advanced functionality which allow manufacturers and broadcasters to address a wider range of markets and end-user demands. As an illustration, each device within this new family of products includes an integrated high-speed data port that easily interfaces to a variety of broadband front-ends, allowing the decoders to serve as a common back-end platform for terrestrial and cable services. This flexibility provides manufacturers with economies of scale as they can leverage a single device across multiple product offerings. According to industry analyst firm InStat, the worldwide market for FTA satellite STBs alone is projected to grow to 46 million units per year in 2009.

Convergence Video Products
      In our convergence video family, our digital video encoder ICs provide a combination of features, video performance and flexibility for today’s PC video, DVD and other consumer video system products. These video encoder ICs convert digital video stored on DVDs or on other digital media into the analog signals which drive both standard and high definition televisions. In addition, our line of stand-alone video decoders and integrated PCI video decoders combine worldwide video standard support, integration and software support. Our analog video decoders are designed to convert analog signals received by a set-top box, PC video system or other consumer electronic analog video device into digital streams that can be displayed by a digital video monitor or saved using a form of digital recording media.
      In December 2004, we launched a new MPEG-2 audio/video (A/ V) encoder for consumer electronic products including Media Center and entertainment personal computers, television STBs, digital television sets and video recording/editing products such as DVDs and PVRs. Our new A/ V encoder builds on our existing platform and delivers improved audio and video performance for a broad range of products commonly found in today’s digital home. Our new encoder accepts analog and digital video and audio in a variety of formats and encodes the input using MPEG algorithms to reduce the overall size and bandwidth of the A/V signals, enabling storage of high-quality video and audio on computers and other digital consumer electronics devices. The new encoder includes several features to ensure high-fidelity audio and superior video.
      We believe our analog video decoder and A/ V decoder families provide substantial quality advances in audio and video, enabling the next generation of high-fidelity video and PC products for the digital home.

Universal and Voice Access Products
      We have a long history of technological innovation and leadership in modem technology, including the development of the world’s first analog modem chip. Dial-up technology, using the ordinary twisted pair copper telephone wire that connects many home and business computers to the telephone company, continues to be the world’s most ubiquitous Internet connectivity option and it is a practical choice for applications where high-speed connectivity is not available or a necessity.
      Our analog modem chipsets connect hundreds of millions of users worldwide to the Internet through their desktop and notebook PCs, and are also embedded in a host of products including fax machines, MFPs, POS terminals, television STBs, personal digital assistants (PDAs), and Internet appliances including Internet-connected televisions, digital picture frames, gaming consoles and web phones.
      Our dial-up modem chipset offering encompasses all major industry standards established by the International Telecommunication Union (ITU) including V.22, V.22 bis, V.32 V.34, V.44, and the two 56 Kbps standards, V.90 and V.92. We supply mixed-signal intensive, controllerless modem chipsets and software modem solutions that take advantage of the increasing power of PC central processors and use software to perform functions traditionally enabled by semiconductor components. Data bus architectures supported include the HD audio bus, PCI bus, USB, RS-232, and audio/modem chipsets that support audio codec (AC)-Link. Building on our expertise in modem technology, we believe we are the only supplier shipping integrated modem and audio combination solutions to meet the broader needs of our customers and the industry.
      In June 2005, we announced that our cumulative shipments of dial-up modems surpassed the 750 million unit milestone.
      Voice over Internet protocol (VoIP) technology enables telecom carriers to move their voice services away from traditional circuit-switched networks to packet-based networks, thereby reducing operational costs and providing a lower cost alternative to traditional telephone services. Industry analyst firm IDC expects the VoIP semiconductor market to grow from $352 million in 2004 to $1.7 billion in 2008. Market drivers include increased VoIP functionality in DSL and cable modem customer premise equipment, and increased demand for IP phones and private branch exchanges (PBXs).
      We have a long heritage in voice band processing and hold an extensive intellectual property portfolio in voice processing and coding technology. Our field-proven voice technology has enabled more than 100 million voice/data modems, and has been incorporated in millions of voice ports and wireless cellular telephones.
      In January 2005, we introduced a new suite of voice coprocessors for consumer and small-to-medium business applications developed using our voice band processing expertise. Targeted applications include VoIP phones, analog terminal adaptors (ATAs), DSL voice routers, IADs, and multi-tenant unit/multi-dwelling unit (MTU/ MDU) voice and data systems. These coprocessors have also been specifically designed to efficiently work in conjunction with our DSL semiconductor solutions and home network processors to create comprehensive system solutions for VoIP-capable terminals. And in September 2005, we introduced the first in a family of single-chip integrated VoIP phone solutions targeted at IP- and Web-based desktop phone terminals for business and residential applications.
      Future products are expected to focus on delivering modular, combination products that leverage our WLAN, video and DSL product portfolios in order to address converged voice, video, and data “triple play” broadband market opportunities.

Wireless Networking Products
      We offer an extensive suite of WLAN solutions including 802.11a/b/g and dual-band (2.4 and 5 GHz) chipsets, firmware, software, drivers and reference designs. These wireless networking solutions are used by the world’s leading telecom, networking and computer companies in a wide range of products including access points/routers, client cards, desktops, notebooks, PDAs, digital cameras, MP3 players and other hand-held networking appliances. They are available as standalone solutions or offered in conjunction with our DSL and cable modem semiconductor system solutions, VoIP chipsets and home network processors.
      Our product offerings include various combinations of RF transceivers, analog base-band integrated circuits and digital base-band and medium or MAC chips and reference design guides. Many of our chipsets utilize common circuit blocks that leverage our overall product development resources and expedite our overall time to market. We offer a wide variety of wireless networking chipsets and reference designs that are enabling a new generation of wireless connectivity in notebooks, PDAs, digital cameras, MP3 players and other handheld networking appliances.
      Our wireless networking products address the complementary high-growth wireless networking market by offering one of the industry’s most complete lines of the 802.11 wireless products for all worldwide applications and standards. All products also adhere to and are certified by the Wi-Fi Alliance as well as other specialty certifications such as Microsoft’s Windows Hardware Quality Labs, Cisco Compatible Extensions and Wi-Fi Protected Access. With the longest history of wireless development and deployment, our PRISM® technology has been widely utilized by industry-leading companies to enable wireless connectivity in thousands of innovative wireless networking products since 1996.
      In fiscal 2005, we narrowed the market focus for our wireless networking products to include primarily: 1) embedded WLAN opportunities in cellular phones and other handheld appliances, 2) converged wireless gateway platforms including either DSL or cable as the broadband access technology and 3) yet-to-be-released 802.11n next generation technology. We believe that by limiting our focused efforts to these key areas, we enhance our opportunities to secure and defend our design positions and subsequent revenue streams by differentiating our product performance and support levels when compared to our competitors.
      In May 2005, we introduced the world’s lowest power and smallest form factor 802.11g WLAN radio for embedded mobile applications. The single-chip solution is a power-efficient, compact chip targeted at high performance, battery operated mobile devices such as multimedia cellular phones, enterprise handsets, PDAs, and digital cameras. This new device has been designed into several handset models by one the world’s largest cellular telephone manufacturers. According to industry analyst firm InStat, shipments of Wi-Fi enabled cellular handsets are expected to reach approximately 22 million in 2009, and dual cellular/ WLAN voice handsets are expected to reach nearly 90 million for the same time period.
      We have also developed physical layer (PHY) and analog front-end (AFE) products to support networking in the home. We offer a highly integrated, single-chip HomePlug semiconductor solution for Ethernet bridges, HomePlug wireless bridges and routers, and a variety of embedded applications such as media adaptors for PCs. HomePlug powerline technology uses the existing home electrical wiring to network devices such as PCs, providing Internet access and home connectivity through power outlets within the home. And because this solution was designed using our building block software platform approach, our HomePlug device can also be combined with our home network processors, DSL and cable modem solutions to allow designers to seamlessly incorporate HomePlug technology into a variety of multi-functional products.
      To support the distribution of broadband content throughout the digital home, known as whole home networking, we offer products that enable personal communications devices to share data, voice, audio and video using existing telephone line, coaxial cable, power line and wireless links. We have developed a portfolio of home network processors which can be used at the core of a variety of devices, such as residential gateways, that consumers may use to access the Internet and share content using a wide range of existing and emerging connectivity technologies to link a network of home PCs and peripheral devices. In addition to connecting broadband services to networks inside the home, these processors offer processing power sufficient to implement a full-featured Statefull Packet Inspection (SPI)-based firewall. The importance of a secure firewall is greater than ever with the increasing use of “always on” Internet access in both the home and small office environments. The scalable system architecture of our home network processor product portfolio has also enabled digital voice terminals for voice-over-internet protocol applications, internet protocol-media terminals for video distribution, wireless data networking and other emerging connectivity applications.
Research and Development
      We have significant research, development, engineering and product design capabilities. At September 30, 2005, we had approximately 1,780 employees engaged in research and development activities at multiple design centers worldwide. As part of our cost reduction initiatives, we shifted product development resources to lower cost regions during fiscal 2005. As of September 30, 2005, approximately 47% of our engineering workforce is located internationally. In particular, we have increased our engineering headcount in India from approximately 165 employees to approximately 680 employees since the end of fiscal 2004. We expect to continue our engineering headcount growth trend in the Asia-Pacific region. Our design centers provide design engineering and product application support as well as after-sales customer service. The design centers are strategically located around the world to be in close proximity to our OEM customers and to take advantage of key technical and engineering talent.
      We incurred research and development expenses of $268.0 million, $240.0 million and $159.4 million in fiscal 2005, 2004 and 2003, respectively.

Manufacturing
      In 2002 we contributed our Newport Beach, California wafer fabrication operations to Jazz, a joint venture in which we hold a minority ownership, and we contributed our Newbury Park, California gallium arsenide wafer fabrication facility to Washington as part of the Skyworks Spin. These transactions completed our transition to a fully fabless business model.
      Under our fabless business model, we no longer operate wafer fabrication facilities (known as foundries or fabs) and we use third parties for wafer fabrication services. Our primary wafer fabrication subcontractors include Taiwan Semiconductor Manufacturing Corporation (TSMC), United Microelectronics Corporation (UMC), Jazz, Chartered Semiconductor Manufacturing (Chartered), and International Business Machines Corporation (IBM). We use complementary metal-oxide semiconductor (CMOS) process technology for the majority of our products. We also use bipolar and bipolar CMOS (BiCMOS) process technology for certain mixed-signal devices and Silicon Germanium (SiGe) for RF tuners and wireless transceivers. Our products are currently fabricated with .5 micron, .35 micron, .25 micron, .18 micron, .15 micron and .13 micron geometry processes. We continuously evaluate the benefits, on a product by product basis, of migrating to smaller geometry processes and expect to migrate certain of our products to 90 nanometer geometry processes in the near future. We do not have any long-term wafer supply arrangements.
      Our wafer probe testing is conducted by either our wafer fabrication subcontractors or other independent wafer probe test subcontractors. Following completion of the wafer probe tests, the dies are assembled into packages and the finished products are tested by subcontractors. Our primary wafer assembly and test subcontractors include Amkor Technology, Advanced Semiconductor Engineering, Inc. (ASE), and STAT SChipPAC Ltd. These vendors are located in Taiwan, Korea, Singapore, China, the Phillipines and Malaysia.
Social and Environmental Responsibility
      We share the global concerns about the impact of our products on our environment and the working conditions under which they are manufactured. We are committed to ensuring that working conditions are safe, our employees are treated with respect and dignity, and that manufacturing processes are environmentally responsible. We have an internal team to develop a plan to address and demonstrate our commitment to these issues. The team recommended and we adopted three key industry standards to demonstrate our corporate commitment to these global initiatives: the International Organization for Standardization (ISO) 14001, Occupational Health and Safety Assessment Series (OHSAS) 18001 and Electronic Industry Code of Conduct (EICC). Our goal is to achieve and maintain compliance to these standards.
      Environmental management presents a unique challenge to us and other fabless semiconductor companies because we do not directly manufacture semiconductor products and we rely on third party wafer fabrication, assembly, test and packaging suppliers. Our approach addresses both work performed both internally by the company and by our suppliers.
      We sought and achieved certification of our environmental management system with ISO 14001-2004 for our Newport Beach and San Diego, California sites and have plans to expand this certification to Red Bank, New Jersey and Palm Bay, Florida during the 2006 calendar year. We expect to further expand this compliance to our India operations beginning in 2006 and achieve certification of all of our key sites in 2007.
      All of our key suppliers confirm annually that they are compliant with ISO 14001 and OHSAS 18001 standards.
      We also support the worldwide Lead (Pb)-free, Restriction of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment (WEEE) environmental initiatives and conform to industry standard practices wherever practical. We will continue to qualify and provide Pb-free and RoHS compliant products to our customers.

      Our implementation of OHSAS and EICC is in its formative stages. However, many of our business processes are already compliant with these standards. We expect to begin self certifying to these standards for selected sites by the end of calendar year 2006.
Quality and Reliability
      Our quality and reliability assurance (Q&RA) systems are designed to ensure that our products meet our customer’s and our internal product performance goals. Our quality management system achieved ISO 9001-2000 certification at our Newport Beach, San Diego, Red Bank and Noida, India facilities and our Reliability Assurance system follows the appropriate Solid State Technology Association, formerly known as the Joint Electron Device Engineering Council (JEDEC), requirements to qualify our products.
      Each business unit exercises extensive control during the definition, development and release to production of new products. We established a comprehensive set of design control procedures that: a) determines the quality, reliability and performance objectives for new products, b) provides program/project management, resource identification and facilities; c) ensures verification and validation activities; d) provides criteria for acceptability; and, d) clearly defines records that are necessary to provide confidence of conformity of the processes and resulting product.
      We qualify all key suppliers and their manufacturing processes. Our key suppliers must agree to our quality system requirements, pass a quality management system audit, and successfully complete a rigorous reliability test plan (wafer foundries and assembly subcontractors). We design these qualification requirements as preventive actions to eliminate the causes and occurrence of potential nonconformities. These qualification requirements, reliability test plans, and quality system audits are appropriate to the impact of the potential problems.
      Our qualified wafer foundries and assembly subcontractors are required to maintain their quality system compliant with ISO 9001:2000, environmental management system compliant with ISO 14001:1996 and their occupational, health and safety management system compliant with OHSAS 18001:1999. These suppliers demonstrate these compliances by having their systems registered with and audited by a third party audit agency accredited internationally by the Registrar Accreditation Board.
Customers, Marketing and Sales
      We market and sell our semiconductor products and system solutions directly to leading OEMs of communication electronics products and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs.
      Sales to distributors and resellers accounted for approximately 28% of our fiscal 2005 net revenues. In fiscal 2005, no customer accounted for 10% or more of our net revenues. Our top 20 customers, which include distributors, accounted for approximately 64% of our fiscal 2005 net revenues.
      Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe were 12%, 80% and 8%, respectively, of our net revenues in fiscal 2005. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe. See Note 17 of Notes to Consolidated Financial Statements.
      We have a worldwide sales and marketing organization comprised of approximately 365 employees as of September 30, 2005 in various domestic and international locations. To complement our direct sales and customer support efforts, we also sell our products through independent manufacturers’ representatives, distributors and dealers. In addition, our design and applications engineering staff is actively involved with customers during all phases of design and production and provides customer support through our worldwide sales offices, which are generally in close proximity to customers’ facilities.

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
      We compete primarily with Agere Systems, Inc., Atheros Communications, Inc., Broadcom Corporation, Centillium Communications, Inc., Infineon Technologies AG, Intel Corporation, LSI Logic Corporation, Marvell Technology Group Ltd., Motorola, Inc., NEC Corporation, Philips Electronics N.V., Silicon Laboratories, Inc., STMicroelectronics N.V. and Texas Instruments Incorporated.
Intellectual Property and Proprietary Rights
      We own or license a number of United States and foreign patents and patent applications related to our products, processes and technologies. We also cross-license portions of our intellectual property and are also cross-licensed under a number of intellectual property portfolios in the industry that are relevant to our technologies and products. We have filed and received federal and international trademark registrations of our Conexant trademarks. In addition, we have registered or applied to register a number of additional trademarks applicable to our products. We believe that intellectual property, including patents, patent applications, licenses and trademarks are of material importance to our business. In addition to protecting our proprietary technologies and processes, we constantly strive to strengthen and enhance our intellectual property portfolio. We use the portfolio to seek licensing opportunities, to negotiate cross-licenses with other intellectual property portfolios, to gain access to intellectual property of others and to avoid, defend against, or settle litigation. While in the aggregate our patents, patent applications, licenses and trademarks are considered important to our operations, they are not considered of such importance that the loss or termination of any one of them would materially affect our business or financial condition.
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
      Sales of certain of our products are subject to seasonal fluctuation related to the increase in sales of end-user products which include our products, such as PCs, STBs, game consoles and facsimile machines, generally associated with the holiday season in December. Our sales of semiconductor products and system solutions used in these products generally increase beginning in August and September and continue at a higher level through the end of the calendar year. Due to the excess channel inventory that resulted from lower than expected customer demand, we did not experience this seasonal demand in fiscal 2004 or in the first quarter of fiscal 2005.
Employees
      As of September 30, 2005, we had approximately 2,400 employees, of which approximately 710 are in India. Approximately 1,870 of our employees are engineers. None of our employees are covered by collective bargaining agreements. We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly skilled and dedicated employees.
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
      References in this section to Conexant’s fiscal year refer to the fiscal year ending on the Friday nearest September 30 of each year.

We have incurred substantial losses and we anticipate additional future losses.
      Our net revenues for fiscal 2005 and 2004 were $722.7 million and $901.9 million, respectively. Our net losses for fiscal 2005 and 2004 were $176.0 million and $544.6 million, respectively.
      We have implemented a number of expense reduction and restructuring initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, the closure or consolidation of certain facilities and an increasing shift of product development resources to lower-cost regions, among other actions. However, these expense reduction initiatives alone will not return us to profitability. In order to return to profitability, we must achieve substantial revenue growth. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved. In addition, our future results will be negatively affected by the implementation of new accounting rules related to the expensing of stock options commencing in the first quarter of fiscal 2006.

We face a risk that capital needed for our business and to repay our convertible notes will not be available when we need it.
      We believe that our existing sources of liquidity together with cash expected to be generated from product sales will be sufficient to fund our operations, research and development, anticipated capital expenditures, working capital and other financing requirements, including the current portion of our convertible debt, for at least the next twelve months. However, we cannot assure you that this will be the case and we may need to obtain alternate sources of financing in the future. At September 30, 2005, we have $711.8 million aggregate principal amount of convertible subordinated notes outstanding, of which $196.8 million is due in May 2006 and $515.0 million is due in February 2007. The conversion prices of the notes are currently substantially in excess of the market value of our common stock. At September 30, 2005, we have cash, cash equivalents and marketable securities of $380.5 million. If we are unable to generate sufficient cash flows from our operations and realize additional value from our investments and other assets, we may be unable to meet our February 2007 debt obligations without additional financing. We cannot assure you that we will have access to additional sources of capital, or be able to refinance our debt, on favorable terms or at all. In periods of a depressed stock price, raising capital through the equity markets would have a greater effect on shareholder dilution.

      Included in our cash, cash equivalents and marketable securities of $380.5 million as of September 30, 2005 are 6.2 million shares of common stock of Skyworks Solutions, Inc. valued at $43.4 million. For this equity security holding, there is risk associated with the overall state of the stock market, having available buyers for the shares we sell, and ultimately being able to liquidate the securities at a favorable price. We cannot assure you that the carrying value of these assets will ultimately be realized.
      In addition, any strategic investments and acquisitions that we may desire to make to help us grow our business may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.
      The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry, and in our business in particular. Periods of industry downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These factors have caused substantial fluctuations in our revenues and results of operations. We have experienced these cyclical fluctuations in our business in the past and may experience them in the future.
      Demand for our products in each of the communications electronics end-markets which we address is subject to a unique set of factors, and a downturn in demand affecting one market may be more pronounced, or last longer, than a downturn affecting another of our markets.

Our operating results may be negatively affected by substantial quarterly and annual fluctuations and market downturns.
      Our revenues, earnings and other operating results have fluctuated in the past and our revenues, earnings and other operating results may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

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

The loss of a key customer could seriously impact our revenue levels and harm our business. In addition, if we are unable to continue to sell existing and new products to our key customers in significant quantities or to attract new significant customers, our future operating results could be adversely affected.
      We have derived a substantial portion of our past revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations.
      Sales to our twenty largest customers represented approximately 64% and 59% of our net revenue in fiscal 2005 and 2004, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

•	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

•	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;

•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;

•	our customers face intense competition from other manufacturers that do not use our products; and

•	some of our customers offer or may offer products that compete with our products.
      In addition, our longstanding relationships with some larger customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. The loss of a key customer, a reduction in sales to any key customer or our inability to attract new significant customers could seriously impact our revenue and materially and adversely affect our results of operations.

Our success depends on our ability to timely develop competitive new products and reduce costs.
      Our operating results will depend largely on our ability to continue to introduce new and enhanced semiconductor products on a timely basis. Successful product development and introduction depends on numerous factors, including, among others:

•	our ability to anticipate customer and market requirements and changes in technology and industry standards;

•	our ability to accurately define new products;

•	our ability to timely complete development of new products and bring our products to market on a timely basis;

•	our ability to differentiate our products from offerings of our competitors;

•	overall market acceptance of our products;

•	our ability to invest in significant amounts of research and development; and

•	our ability to transition product development efforts between and among our sites, particularly into India and China.
      As a result of the Paxonet Communications acquisition in December 2004 and organic growth, we have increased our headcount in India from approximately 180 employees to approximately 710 employees at several design centers since the end of fiscal 2004. We plan to continue this growth trend in India and other international locations in the Asia-Pacific region. Expansion and transition of product development efforts to other locations entails risks associated with our ability to manage the development of products at remote geographic locations, to achieve key program milestones, and to attract and retain qualified management, technical and other personnel necessary for the design and development of our products. If we experience product design or development delays as a result of the transition, or an inability to adequately staff the programs, there could be a material adverse effect on our results of operations.
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
      Although we invest significant resources in research and development activities, the complexity and speed of technological changes make it impractical for us to pursue development of all technological solutions on our own. On an ongoing basis, we review investment, alliance and acquisition prospects that would complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot assure you that we will be able to identify and consummate suitable investment, alliance or acquisition transactions in the future.
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
      Additionally, in periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. At September 30, 2005, we have $717.0 million of goodwill, of which approximately $625.2 million was generated in the Merger. When market capitalization is below book value, it is an indicator that goodwill may be impaired. Our market capitalization has been below book value in the past but was above our book value at September 30, 2005. We performed our annual evaluation of goodwill and have determined that no impairment was required. However, if our market capitalization drops below our book value for a prolonged period of time, or our current assumptions regarding our future operating performance changes, we may be required to write down the value of our goodwill by taking a non-cash charge against earnings.
      Integrating acquired organizations and their products and services may be expensive, time-consuming and a strain on our resources and our relationships with employees and customers, and ultimately may not be successful. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our product lines and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and the integration of multiple operations could have an adverse effect on our business, results of operations or financial condition.

The value of our common stock may be adversely affected by market volatility.
      The trading price of our common stock fluctuates significantly and may be influenced by many factors, including:

•	our operating and financial performance and prospects;

•	our ability to repay our debt;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry and markets in which we operate;

•	our inclusion in, or removal from, any equity market indices;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts; and

•	general financial, domestic, international, economic and other market conditions.
      In addition, public stock markets have experienced, and are currently experiencing, price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

We are subject to the risks of doing business internationally.
      For fiscal 2005 and 2004, approximately 90% and 91%, respectively, of our net revenues were from customers located outside of the United States, primarily in the Asia-Pacific region and Europe. In addition, a significant portion of our workforce, including approximately 710 employees in India, and many of our key suppliers are located outside the United States. Our international operations consist of research and development, sales offices, and other general and administrative functions. We plan to continue our international expansion, particularly in the Asia-Pacific region. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:

•	currency exchange rate fluctuations;

•	local economic and political conditions;

•	disruptions of commerce and capital or trading markets due to or related to terrorist activity or armed conflict;

•	restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	changes in legal or regulatory requirements;

•	difficulty in obtaining distribution and support;

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements;

•	tax laws, including the cost of services provided and products sold between Conexant and its subsidiaries which are subject to review by taxing authorities; and

•	limitations on our ability under local laws to protect our intellectual property.
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
      We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 28% and 36% of our net revenues for fiscal 2005 and 2004, respectively. Our arrangements with these distributors are terminable at any time, and therefore the loss of these arrangements could have an adverse effect on our operating results. For those international distributors that we account for under a deferred revenue recognition model, we rely on the distributor to provide us timely and accurate product sell through information. No assurances can be given that these international distributors will continue to provide us this information. If we are unable to obtain this information on a timely basis, or if we determine that the information we do receive is unreliable, it may affect the accuracy of amounts recorded in our consolidated financial statements, and therefore have an adverse effect on our operating results.

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
      Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 28% and 36% of our net revenues for fiscal 2005 and 2004, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other supplier products and may not sell our products as quickly as forecasted, which may impact their future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. For example, the reduced demand outlook for fiscal year 2005 and the further decline of average selling prices for certain of our products resulted in net inventory charges aggregating $44.1 million.

We are dependent upon third parties for the manufacture, assembly and test of our products.
      We are entirely dependent upon outside wafer fabrication facilities (known as foundries or fabs). Under our fabless business model, our revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. If the semiconductor industry experiences a shortage of wafer fabrication capacity in the future, we may experience delays in shipments or increased manufacturing costs. We do not have any long-term supply arrangements.
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

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
      To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in .35 micron, .25 micron, .18 micron, .15 micron, and .13 micron geometry processes. In addition, we expect to migrate some of our products to 90 nanometer process technology. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If our foundries or we experience significant delays in this transition or fail to implement this transition efficiently, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

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
      We and certain of our current and former officers and directors have been sued in several purported securities class action lawsuits, which have now been consolidated into a single action. We and certain of our directors and officers have also been sued in purported shareholder derivative actions. Although we believe that these lawsuits are without merit, an adverse determination could have a negative impact on the price of our stock. Moreover, regardless of the ultimate result, the lawsuits may divert management’s attention and resources from other matters, which could also adversely affect our business and results of operations.

We may be liable for penalties under environmental laws, rules and regulations, which could adversely impact our business.
      Our former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us. In addition, we are engaged in remediations of groundwater contamination at our former Newport Beach, California wafer fabrication facility. We currently estimate the remaining costs for these remediations to be approximately $2.7 million and have accrued for these costs as of September 30, 2005.
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
      As of September 30, 2005, we had approximately $1.2 billion of U.S. federal income tax net operating loss (NOL) carry forwards that can be used to offset taxable income in subsequent years. Approximately $440 million of the NOL carry forwards were acquired in the Merger and other acquisitions. The NOL carry forwards are scheduled to expire at various dates through 2025. Section 382 of the Internal Revenue Code could limit the future use of some or all of the NOL carry forwards if the ownership of our common stock changes by more than 50 percentage points in certain circumstances over a three-year testing period. Based on information known to us, we have not undergone such a change of ownership and the Merger did not constitute a change of ownership, although the shares of our common stock issued in the Merger will be taken into account in any change of ownership computations. Direct or indirect transfers of our common stock, when taken together with the shift in ownership resulting from the Merger, could result in a change of ownership that would trigger the section 382 limitation. If such an ownership change occurs, section 382 would limit our use of NOL carry forwards in each subsequent taxable year to an amount equal to a federal long-term tax-exempt rate published by the Internal Revenue Service at the time of the ownership change, multiplied by our fair market value at such time; any unused annual limitation amounts may also be carried forward. The Merger resulted in a change of ownership of GlobespanVirata and the future use of GlobespanVirata’s NOL carry forwards is subject to the section 382 limitation (or further limitation in the case of NOL carry forwards already subject to limitation as a result of previous transactions) based on the fair market value of GlobespanVirata at the time of the Merger.

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
Executive Officers
      Our executive officers are:

Name	Age	Position

Dwight W. Decker	55	Chairman of the Board and Chief Executive Officer
F. Matthew Rhodes	48	President
Lewis C. Brewster	41	Executive Vice President and Chief Operating Officer
J. Scott Blouin	55	Senior Vice President and Chief Financial Officer
Dennis E. O’Reilly	61	Senior Vice President, Chief Legal Officer and Secretary
      There are no family relationships among our directors or executive officers. Set forth below are the name, office and position held with the Company and principal occupations and employment during the past 5 years of each of our executive officers.
      Dwight W. Decker — Chairman of the Board and Chief Executive Officer since November 2004; non-executive Chairman of the Board from February 2004 to November 2004; and Chairman of the Board and Chief Executive Officer prior thereto. Mr. Decker received a Ph.D. in applied mathematics from the California Institute of Technology and a B.Sc. in mathematics and physics from McGill University.
      F. Matthew Rhodes — President since June 2003; Senior Vice President and President of our former Broadband Communications segment from May 2002 to June 2003; and Senior Vice President and General Manager, Personal Computing prior thereto. Mr. Rhodes received an M.B.A. from the Anderson Graduate School of Management of the University of California, Los Angeles, an M.S. in electrical engineering from Lehigh University and a B.S. in physics from The Pennsylvania State University.
      Lewis C. Brewster — Executive Vice President and Chief Operating Officer since November 2004; Executive Vice President, Sales, Operations and Quality from February 2004 to November 2004; Executive Vice President and Chief Operating Officer from June 2003 to February 2004; and Senior Vice President, Worldwide Sales prior thereto. Mr. Brewster received an M.B.A. from Stanford University and a B.S. in electrical engineering and biomedical engineering from Duke University.
      J. Scott Blouin — Senior Vice President and Chief Financial Officer since August 2004; Senior Vice President and Chief Accounting Officer from February 2004 to August 2004; Senior Vice President and Chief Financial Officer from June 2003 to February 2004; Senior Vice President, Chief Accounting Officer and Controller from March 2002 to June 2003; Senior Vice President and Chief Accounting Officer from January 2001 to March 2002; and Chief Financial Officer of Burr-Brown Corporation (semiconductors) from February 1996 to August 2000. Mr. Blouin received an M.B.A. from Wake Forest University and a B.S. in administration from the University of New Hampshire at Durham.

      Dennis E. O’Reilly — Senior Vice President, Chief Legal Officer and Secretary since February 2004; and Senior Vice President, General Counsel and Secretary prior thereto. Mr. O’Reilly received a J.D. from Boston University School of Law and a B.A. from the State University of New York at Binghamton.
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
      Our headquarters in Newport Beach, California consists of approximately 73,000 square feet of owned space and approximately 197,000 square feet of leased space. We also have facilities in San Diego, California which consists of approximately 160,000 square feet of leased space, Red Bank, New Jersey which consists of approximately 100,000 square feet of leased space, and Palm Bay, Florida which consists of approximately 26,000 square feet of leased space.
      Activities at all the above locations include administration, sales and marketing, research and development (including design centers) and operations functions.
      We also own a facility in Noida, India with approximately 23,000 square feet of space and lease additional facilities in India which consist of approximately 173,000 square feet of leased space.
      At September 30, 2005, we also operated in an additional 11 domestic and 17 international offices. These facilities had an aggregate of approximately 146,000 square feet of leased floor space.
      As a result of our reorganization and various restructuring related activities, at September 30, 2005 we have an additional 731,000 square feet of leased space and 383,000 square feet of owned space, of which approximately 77% is being subleased or leased to third parties. We lease 380,000 square feet of owned space at our Newport Beach location to Jazz and 3,000 square feet of owned floor space at our Newport Beach facility to Skyworks. We also sublease 176,000 square feet at our Newport Beach facility to Mindspeed.
      We believe our properties have been well maintained, are in sound operating condition and contain all the equipment and facilities necessary to operate at present levels. Our California facilities, including one of our design centers, are located near major earthquake fault lines. We maintain no earthquake insurance with respect to these facilities. Certain of our facilities are located in countries that may experience civil unrest.

Item 3.	Legal Proceedings
      IPO Litigation. In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc., (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now our Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. In June 2003, Conexant, Inc. and the named officers and directors entered into a memorandum of understanding outlining a settlement agreement with the plaintiffs that will, among other things, result in the dismissal with prejudice of all the claims against the former GlobeSpan, Inc. officers and directors. The final settlement was executed in June 2004. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement. The bar orders have since been modified. The settlement remains subject to a number of conditions and final approval. It is possible that the settlement will not be approved. Even if the settlement is approved, individual class members will have an opportunity to opt out of the class and to file their own lawsuits, and some may do so. In either event, we do not anticipate that the ultimate outcome of this litigation will have a material adverse impact on our financial condition, results of operations, or cash flows.
      Texas Instruments, Inc. Our Conexant, Inc. subsidiary has been involved in a dispute with Texas Instruments, Inc. (Texas Instruments) and Stanford University and its Board of Trustees, and Stanford University OTL, LLC (Stanford)(and collectively, the Defendants) over a group of patents (and related foreign patents) that Texas Instruments alleges are essential to certain industry standards for implementing ADSL technology. On June 12, 2003, Conexant, Inc. filed a complaint against Texas Instruments, Stanford University and its Board of Trustees, and Stanford University OTL, LLC (collectively, the Defendants) in the U.S. District Court of New Jersey. The complaint asserts, among other things, that the Defendants have violated the antitrust laws by creating an illegal patent pool, by manipulating the patent process and by abusing the process for setting industry standards related to ADSL technology. The complaint also asserts that the Defendants’ patents relating to ADSL are unenforceable, invalid and/or not infringed by Conexant, Inc. products. Conexant, Inc. is seeking, among other things, (i) a finding that the Defendants have violated the federal antitrust laws and treble damages based upon such a finding, (ii) an injunction prohibiting the Defendants from engaging in anticompetitive practices, (iii) a declaratory judgment that the claims of the Defendants’ ADSL patents are invalid, unenforceable, void, and/or not infringed by Conexant, Inc. and (iv) an injunction prohibiting the Defendants from pursuing patent litigation against Conexant, Inc. and its customers. On August 11, 2003 and September 9, 2003, the Defendants answered the complaint, denied Conexant, Inc.’s claims and filed counterclaims alleging that Conexant, Inc. has infringed certain of their ADSL patents. In addition to other relief, the Defendants are seeking to collect damages for alleged past infringement and to enjoin Conexant, Inc. from continuing to use the Defendant’s ADSL patents. The case has been bifurcated into a patent module and an antitrust module, with the patent module being tried first. Trial on the patent module will commence on January 4, 2006 in the U.S. District Court of New Jersey. Although we believe that Conexant, Inc. has strong arguments in favor of its position in this dispute, we can give no assurance that Conexant, Inc. will prevail on any of these grounds in litigation. If any such litigation is adversely resolved, Conexant, Inc. could be held responsible for the payment of damages and/or future royalties and/or have the sale of certain of Conexant, Inc. products stopped by an injunction, any of which could have a material adverse effect on our business, financial condition and results of operations.
      Class Action Suits. In December 2004 and January 2005, the Company and certain current and former officers were named as defendants in several complaints seeking monetary damages filed on behalf of all persons who purchased Company common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934 (the Exchange Act) by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases have now been consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al., are being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation. On September 1, 2005, the defendants filed their motion to dismiss the case. On November 23, 2005, the court granted the plaintiff’s motion to file a Second Amended Complaint, which was filed on December 5, 2005. Thereafter, the defendants plan to file a motion to dismiss the case, which motion will be due by February 6, 2006.
      In addition, in February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (“Plan”) during a specified class period. This suit seeking monetary damages was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The defendants believe these charges are without merit and intend to vigorously defend the litigation. The plaintiff filed an Amended Complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case.
      Shareholder Derivative Suits. In January 2005, the Company and certain current and former directors and officers were named as defendants in purported shareholder derivative actions seeking monetary damages (now consolidated) in California Superior Court for the County of Orange, alleging that the defendants breached their fiduciary duties, abused control, mismanaged the Company, wasted corporate assets and unjustly enriched themselves. A similar lawsuit was filed in U.S. District Court of New Jersey in May 2005. On July 28, 2005, the California court approved a stay of the action filed in California pending the outcome of the motion to dismiss in Witriol v. Conexant, et al. The Company has negotiated a similar agreement with the plaintiffs in the New Jersey case, which has also been approved by the New Jersey court. Pursuant to the stay agreements, in the event that the parties in the Witriol case engage in any negotiations, plaintiffs’ counsel in the derivative cases will be kept informed. The defendants believe the charges in theses cases are without merit and intend to vigorously defend the litigation.
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
      No matters were submitted to a vote of our shareholders during the quarter ended September 30, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the Nasdaq National Market under the symbol “CNXT”. The following table lists the high and low per share sale prices for our common stock as reported by the Nasdaq National Market for the periods indicated:

	High	Low

Fiscal year ended September 30, 2005:
First quarter	$2.23	$1.50
Second quarter	2.05	1.36
Third quarter	1.75	0.95
Fourth quarter	2.17	1.57
Fiscal year ended September 30, 2004:
First quarter	$6.42	$4.64
Second quarter	7.85	5.16
Third quarter	6.70	3.72
Fourth quarter	2.65	1.37
      At November 25, 2005, there were approximately 42,241 holders of record of our common stock.

      We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and to repay our indebtedness, and do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Financial Data
      The following selected financial data for the five years ended September 30, 2005 was derived from the audited consolidated financial statements of Conexant and its subsidiaries. In June 2002, Conexant completed the spin-off of its wireless communications business and the sale of its Mexicali Operations, and in June 2003, Conexant completed the spin-off of its Mindspeed Technologies Internet infrastructure business. The selected financial data for all periods have been restated to reflect these businesses as discontinued operations. In February 2004, Conexant completed the merger with GlobespanVirata, Inc. The results of GlobespanVirata, Inc. have been included in the consolidated results since February 28, 2004.
      The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Net revenues	$722,739	$901,854	$599,977	$521,726	$541,688
Cost of goods sold	493,973	523,129	338,161	317,921	522,560

Gross margin	228,766	378,725	261,816	203,805	19,128
Operating expenses:
Research and development	267,996	239,971	159,354	156,350	175,026
Selling, general and administrative	117,861	125,474	93,426	95,750	141,276
Amortization of intangible assets	32,322	20,769	3,437	19,489	19,814
In-process research and development(1)	—	160,818	—	—	—
Special charges(2)	45,977	32,801	18,379	30,499	369,258

Total operating expenses	464,156	579,833	274,596	302,088	705,374

Operating loss	(235,390)	(201,108)	(12,780)	(98,283)	(686,246)
Debt conversion costs	—	—	—	10,435	42,584
Gain on extinguishment of debt	—	—	(42,021)	—	(11,710)
Interest expense	33,691	30,708	28,120	31,069	33,597
Other (income) expense, net(3)	(95,413)	69,100	(22,312)	5,801	(34,434)

Income (loss) before income taxes	(173,668)	(300,916)	23,433	(145,588)	(716,283)
Provision (benefit) for income taxes(1)	2,322	243,733	(129)	(1,838)	(55,373)

Income (loss) from continuing operations	(175,990)	(544,649)	23,562	(143,750)	(660,910)
Loss from discontinued operations(4)	—	—	(728,877)	(737,017)	(784,424)

Net loss	$(175,990)	$(544,649)	$(705,315)	$(880,767)	$(1,445,334)

Income (loss) from continuing operations per share:
Basic	$(0.37)	$(1.40)	$0.09	$(0.56)	$(2.70)
Diluted	(0.37)	(1.40)	0.09	(0.56)	(2.70)

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Balance Sheet Data
Working capital	$125,856	$434,802	$233,017	$443,948	$444,974
Total assets	1,581,524	1,880,522	931,707	1,911,035	2,815,480
Current portion of convertible subordinated notes	196,825	—	—	—	—
Long-term obligations	599,007	780,708	643,260	743,523	761,927
Shareholders’ equity	569,093	828,387	166,766	947,827	1,773,176

(1)	In fiscal 2004, we recorded $160.8 million of in-process research and development expenses related to the Merger and a $255.7 million charge for the impairment of deferred tax assets.

(2)	See Note 15 of Notes to Consolidated Financial Statements for components of special charges. In fiscal 2001, we recorded special charges of $369.3 million, principally related to the impairment of certain manufacturing assets and restructuring activities.

(3)	See Note 7 of Notes to Consolidated Financial Statements for components of other (income) expense, net.

(4)	Loss from discontinued operations (net of income taxes) for all periods represents the operating results of our former wireless communications business and our Mexicali Operations which we disposed of in June 2002 and the Mindspeed Technologies Internet infrastructure business which we disposed of in June 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Except where otherwise noted, this discussion of our financial condition and results of operations represents our continuing operations, excluding our discontinued Mindspeed Technologies business which we disposed of in June 2003, and including the GlobespanVirata, Inc. business from February 28, 2004, following completion of our merger with GlobespanVirata, Inc. (the Merger).

Merger with GlobespanVirata
      On February 27, 2004, we completed the Merger with GlobespanVirata, Inc., or GlobespanVirata, a provider of broadband communications solutions for consumer, enterprise and service provider markets. In May 2004, GlobespanVirata was renamed Conexant, Inc. See Note 2 of Notes to Consolidated Financial Statements for further information.

Spin-off of Mindspeed Technologies Business
      On June 27, 2003, we completed the distribution to Conexant shareholders of all outstanding shares of Mindspeed, our wholly owned subsidiary, to which we contributed our Internet infrastructure business, including the stock of certain subsidiaries, and certain other assets and liabilities, including $100.0 million in cash (the Mindspeed Spin). In the Mindspeed Spin, Conexant shareholders received one share of Mindspeed common stock for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares. Mindspeed issued to us a warrant to purchase 30 million shares of Mindspeed common stock, representing approximately 20 percent of Mindspeed’s outstanding common stock on a fully diluted basis. The warrant is exercisable until June 27, 2013 at an exercise price of $3.408 per share. The fair value of the warrant is presented as an asset on our consolidated balance sheet. Additionally, we entered into a senior secured revolving credit facility pursuant to which Mindspeed could have borrowed up to $50.0 million for working capital and general corporate purposes. On December 8, 2004, the Mindspeed credit facility was terminated (see Note 11 of Notes to Consolidated Financial Statements).

Business Enterprise Segments
      We operate in one reportable operating segment, broadband communications. Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related

Information”, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although we had four operating segments at September 30, 2005, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable operating segment, broadband communications.
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
      Net revenues by our product lines are as follows (in millions):

	2005	2004	2003

Broadband Access Products	$192.0	$254.6	$64.3
Broadband Media Processing Products	155.4	214.2	165.5
Universal and Voice Access Products	289.2	323.1	325.2
Wireless Networking Products and other	86.1	110.0	45.0

	$722.7	$901.9	$600.0

Overview of 2005 Financial Performance
      Our net revenues for fiscal 2005 and 2004 were $722.7 million and $901.9 million, respectively, which represents a decrease of $179.2 million or 20%. This decrease resulted from an annual average selling price (ASP) erosion of approximately 24% which was only slightly offset by a year over year volume increase of approximately 4%. The ASP erosion was most significant in our Broadband Access and Wireless Networking businesses. The year over year volume increase would have been much larger if we had not experienced a decrease in demand for our products in the first half of fiscal 2005 as a result of the excess channel inventory build-up more fully described below. We also had less demand for our Wireless Networking products as a result of a loss of market share in the latter part of fiscal 2004.
      Our quarterly revenues increased sequentially each quarter during fiscal 2005. In the first quarter of fiscal 2005, our net revenues were $140.6 million or a 34% decline from the fourth quarter of fiscal 2004 revenues of $213.1 million. The decline in revenues from the fourth quarter of fiscal 2004 to the first quarter of fiscal 2005 was the result of lower than expected end-customer demand during fiscal 2004 which resulted in approximately $70.0 million of excess channel inventory build-up at our direct customers, distributors and resellers and lower net revenues in our Broadband Access business as a result of ASP erosion. Channel inventory was reduced by approximately $50.0 million in the first fiscal quarter of 2005 and by an additional $20.0 million in the second quarter of fiscal 2005. We experienced increased demand throughout fiscal 2005 as a result of the decrease in channel inventory build-up which occurred early in the fiscal year and other increases in demand for our products. In the fourth quarter of fiscal 2005, we recorded net revenues of $214.9 million or a 53% increase over our first quarter of fiscal 2005 revenues. We expect our fiscal 2006 net revenues to increase over our fiscal 2005 net revenues as a result of the channel inventory reduction that we experienced in early fiscal 2005 and increased demand for our products, in particular STB products within our Broadband Media business.
      We have implemented a number of cost reduction initiatives since the time of the Merger. Most of these actions were completed by the end of fiscal 2005. The cost savings of these actions will be fully reflected in our results for the first quarter of fiscal 2006. Our research and development and selling general and administrative expenses declined by $21.5 million or 20% from $108.5 million in the fourth quarter of fiscal 2004 to $87.0 million in the fourth quarter of fiscal 2005. This reduction in expenses primarily reflects our shift of product development resources to lower cost regions and selling, general and administrative function consolidation. We continuously evaluate our business in light of current market and competitive conditions and to ensure that our operating expenses are in line with our expected revenue forecasts. As a result, future periods may require further actions to reduce operating expenses. We do not believe that these actions have or will inhibit our ability to invest in appropriate levels of research and development.
      We expect our research and development and selling, general and administrative operating expenses to increase from the fourth quarter of fiscal 2005 levels as a result of the impact of stock option expense charges under SFAS 123(R) commencing in the first quarter of fiscal 2006 and increased incentive based performance and compensation costs.
Results of Operations

Net Revenues

	2005	Change	2004	Change	2003

(In millions)
Net revenues	$722.7	(20)%	$901.9	50%	$600.0
      We recognize revenue when (i) the risk of loss has been transferred to the customer, (ii) price and terms are fixed, (iii) no significant vendor obligation exists, and (iv) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have a contractual right of return or for which the contractual terms were not enforced. Revenue with respect to these distributors is deferred until the purchased products are sold through by the distributor to a third party. Other distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to estimate and establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”. Development revenue is recognized when services are performed and was not significant for any of the periods presented.
      Conexant has many distributor customers for whom revenue is recognized upon shipment of its product to them, as the contractual terms provide for no or limited rights of return. During the three months ended December 31, 2004, we determined that we were unable to enforce our contractual terms with three distribution customers. As a result, from October 1, 2004, we have deferred the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party. At September 30, 2005, deferred revenue for these three distributors was $6.5 million.
      See “Overview of 2005 Financial Performance” above for a discussion of net revenues for fiscal 2005.
      Our net revenues for fiscal 2004 increased 50% over fiscal 2003. The increase is primarily associated with increased unit shipments of our Broadband Access and Wireless Networking products associated with the Merger, and to a lesser extent the increase in sales of satellite set-top box solutions, and convergence video products using MPEG codec technology. Partially offsetting the increase in revenues from increased unit shipments is the erosion of average selling prices beginning in the fourth quarter of fiscal 2004 due to

(i) unfavorable product mix as newer, higher margin products experienced slower than expected growth in the latter portion of fiscal 2004 and (ii) intense competition in certain of our product lines.

Gross Margin

	2005	Change	2004	Change	2003

(In millions)
Gross margin	$228.8	(40)%	$378.7	45%	$261.8
Percent of net revenues	32%		42%		44%
      Gross margin represents net revenues less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer production, assembly and test services. Our cost of goods sold consists predominantly of purchased finished wafers, assembly and test services, royalty, amortization of production photo mask costs, other intellectual property costs and labor and overhead associated with product procurement.
      Our gross margin for fiscal 2005 was 32% compared to the fiscal 2004 gross margin of 42%. The gross margin percentage decrease from fiscal 2004 is attributable to the effects of (i) net inventory charges of $44.1 million, and (ii) a 24% decrease in ASPs which were partially offset by lower inventory costs. Contributing to the 24% ASP decline was the re-establishment of $17.1 million of net revenue reserves, which we maintain to estimate customer pricing adjustments, and were depleted as a result of special pricing given to select customers to facilitate the reduction of channel inventory during fiscal 2005. We expect that our gross margin percentage will increase in future periods as compared to our gross margin percentage for the fourth quarter of fiscal 2005 of 40.3% as a result of product cost reduction programs that are expected to exceed price erosion.
      Gross margin percentage decreased from 44% in 2003 to 42% in 2004. This decrease resulted from the effects of revenues in fiscal 2003 for products that we had written down to zero cost basis during fiscal 2001.
      Our gross margin for fiscal 2003 benefited from the sale of inventories with an original cost of $10.9 million that we had written down to a zero cost basis during fiscal year 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. Had we not previously written down the cost basis of these goods, our cost of goods sold would include the original cost of these items, and our gross margin for 2003 would have been $250.9 million (42% of our net revenues).
      We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over nine to twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During the year ended September 30, 2005, we recorded $35.9 million in inventory charges for excess and obsolete (E&O) inventory primarily as a result of the reduced demand outlook for fiscal year 2005 related to Broadband Access and Wireless

Networking products. Activity in our E&O inventory reserves for the years ended September 30, 2005 and 2004 was as follows (in thousands):

	2005	2004

E&O reserves, beginning of period	$23,319	$25,177
Additions	35,944	11,586
Release upon sales of product	(5,864)	(7,123)
Scrap	(11,319)	(3,792)
Standards adjustments and other	2,753	(2,529)

E&O reserves, end of period	$44,833	$23,319

      We have created an action plan at a product line level to scrap approximately 25% of the E&O products and we are still in the process of evaluating the remaining reserved products. It is possible that some of these reserved products will be sold which will benefit our gross margin in the period sold. During the years ended September 30, 2005 and 2004, we sold $5.9 million and $7.1 million, respectively, of reserved products.
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
      Further, on a quarterly basis, we assess the net realizable value of our inventories. When the estimated average selling price, plus costs to sell our inventory falls below our inventory cost, we adjust our inventory to its current estimated market value. During the year ended September 30, 2005, we recorded $20.2 million in inventory charges to adjust certain Wireless Networking products to their estimated market value. Increases to this inventory reserve may be required based upon actual average selling prices and changes to our current estimates, which would impact our gross margin percentage in future periods. Activity in our lower of cost or market (LCM) inventory reserves for the year ended September 30, 2005 was as follows (in thousands). There were no LCM reserves in fiscal 2004.

2005

LCM reserves, beginning of period	$—
Additions	20,179
Release upon sales of product	(6,175)
Standards adjustments and other	(7,265)

LCM reserves, end of period	$6,739

Research and Development

	2005	Change	2004	Change	2003

(In millions)
Research and development	$268.0	12%	$240.0	51%	$159.4
Percent of net revenues	37%		27%		27%
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
      The $28.0 million increase in R&D expenses for fiscal 2005 compared to fiscal 2004 primarily reflects additional development costs associated with DSL and Wireless products as a result of the timing of the Merger (seven months of expenses in fiscal 2004 compared to twelve months in fiscal 2005) and an increase of $3.7 million in stock compensation charges as a result of the Merger. These increases were partially offset by the shift of product development resources to lower cost regions during fiscal 2005. As a result of the impact of stock option expense charges under SFAS No. 123(R) commencing in the first quarter of fiscal 2006 and increased incentive based performance and compensation costs, we expect quarterly R&D expenses to increase in future periods.
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

Selling, General and Administrative

	2005	Change	2004	Change	2003

(In millions)
Selling, general and administrative	$117.9	(6)%	$125.5	34%	$93.4
Percent of net revenues	16%		14%		16%
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
      The $7.6 million decrease in SG&A expense for fiscal 2005 compared to fiscal 2004 is attributable to a $6.1 million reduction of accounts receivable bad debt expense as a result of improved collections experience, a $1.3 million refund of previously remitted sales taxes, and $1.4 million of other net decreases primarily related to our cost reduction programs associated with the Merger, offset by additional expenses associated with the timing of the Merger (including a $1.2 million increase in stock compensation charges). We expect that fiscal 2006 SG&A expenses will be approximately flat with fiscal 2005 levels as a result of additional expenses from the implementation of SFAS No. 123(R) commencing in the first quarter of fiscal 2006 and increased incentive based performance and compensation costs, which are expected to offset the savings generated by our cost reduction programs which were implemented in fiscal 2005.
      The $32.1 million increase in SG&A expense for fiscal 2004 compared to fiscal 2003 is attributable to additional SG&A costs as a result of the Merger in February 2004, an increase of $1.8 million in stock compensation charges as a result of the Merger, and $4.5 million in additional bad debt reserves, partially offset by $1.3 million in stock compensation benefits associated with an employee bonus plan in prior years which had variable accounting.

Amortization of Intangible Assets

	2005	2004	2003

(In millions)
Amortization of intangible assets	$32.3	$20.8	$3.4
      Amortization expense is recorded for intangible assets other than goodwill pursuant to SFAS Nos. 141 and 142. SFAS No. 141 requires that all business combinations be accounted for using the purchase method and provides criteria for recording intangible assets separately from goodwill. Goodwill must be tested at least annually for impairment and written down when impaired.
      Amortization expense of $32.3 million in fiscal 2005 increased by $11.5 million over the $20.8 million recorded in fiscal 2004. This increase is attributable to the significant intangible assets we acquired in the Merger. Amortization expense of $20.8 million in fiscal 2004 increased by $17.4 million over the $3.4 million recorded in fiscal 2003. This increase is attributable to the significant intangible assets we acquired in the Merger. See Note 2 of Notes to Consolidated Financial Statements.

In-Process Research and Development
      The in-process research and development (IPR&D) charge of $160.8 million in fiscal 2004 is related to the Merger completed on February 27, 2004. See Note 2 of Notes to Consolidated Financial Statements for a discussion of the IPR&D charge.

Special Charges
      Special charges consist of the following:

	2005	2004	2003

(In millions)
Asset impairments	$3.8	$5.4	$9.6
Restructuring charges	28.0	9.3	5.2
Integration costs	7.7	7.3	—
Other	6.5	10.8	3.6

	$46.0	$32.8	$18.4

      See Note 15 of Notes to Consolidated Financial Statements for a discussion of asset impairment charges, restructuring charges, integration costs and other special charges.

Gain on Extinguishment of Debt
      During fiscal 2003, we purchased $100.0 million principal amount of our 4% Convertible Subordinated Notes due 2007 at prevailing market prices, resulting in a net gain of $42.0 million.

Interest Expense

	2005	2004	2003

(In millions)
Interest expense	$33.7	$30.7	$28.1
      Interest expense is primarily related to our convertible subordinated notes. See Note 9 of Notes to Consolidated Financial Statements for further description of the notes.
      As a result of the acquisition of $130.0 million of the 5.25% convertible subordinated notes of Conexant, Inc. in the Merger, interest expense for fiscal 2005 was higher than fiscal 2004. As $196.8 million of our convertible subordinated notes are due in May 2006, and notwithstanding any changes in our long-term debt arrangements, we expect interest expense to be lower in fiscal 2006 as compared to fiscal 2005.

Other (Income) Expense, Net

	2005	2004	2003

(In millions)
Other (income) expense, net	$(95.4)	$69.1	$(22.3)
      Other (income) expense, net for fiscal 2005 was primarily comprised of $91.3 million of gains on sales of equity securities (primarily our investment in SiRF Technologies Holdings, Inc. or SiRF), a $7.1 million increase in the fair value of the Mindspeed warrant, $6.5 million of investment and interest income on invested cash balances, offset by $10.6 million of losses in our equity method investees. Due to variations in the fair value of the common stock underlying the Mindspeed warrant, we expect that other (income) expense, net may fluctuate significantly in future periods until this derivative instrument is liquidated or expires.
      Other (income) expense, net for fiscal 2004 was comprised of a $13.4 million write-down of certain non-marketable investments, a $6.3 million decrease in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated note prior to its conversion into Skyworks common stock in May 2004, and a $92.7 million decrease in the fair value of the Mindspeed warrant, offset by $7.7 million of investment and interest income on invested cash balances, $14.4 million of income in our equity method investees, and $24.1 million of gains on sales of investments (primarily our investment in SiRF).
      Other (income) expense, net for fiscal 2003 was comprised of a $30.2 million increase in the fair value of the Mindspeed warrant, a $9.4 million increase in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes, $8.6 million of gains on sales of investments and $15.6 million of investment income and interest income on invested cash balances, offset by a $39.4 million write-down of certain non-marketable investments, and $3.1 million of losses in our equity method investments.
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

Provision (Benefit) for Income Taxes
      In fiscal 2005, we recorded an income tax provision of $2.3 million primarily reflecting income taxes imposed on our foreign subsidiaries. No federal income tax expense was recorded for fiscal 2005 due to our net losses for the period. Except to the extent of the federal alternative minimum tax (AMT), we expect this will continue for the foreseeable future. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. Under the AMT system, a current year deduction is somewhat more beneficial than utilization of a net operating loss (NOL). During fiscal 2005, to reduce our future expected AMT, we amended certain prior year tax returns and elected to capitalize and amortize over 10 years $581.0 million of R&D expenses that were treated as current year deductions on the returns previously filed. These amended returns reduced the $1.75 billion of NOLs previously reported. This adjustment was made for tax reporting purposes and had no impact on the accompanying financial statements.
      In fiscal 2004, we recorded an income tax provision of $243.7 million. This provision is comprised of an increase in the valuation allowance on deferred tax assets of $255.7 million and a current provision of $2.0 million primarily reflecting income taxes imposed on our foreign subsidiaries, partially offset by a $14.0 million credit related to a federal income tax refund received in September 2004 related to the carryback of a portion of our fiscal year 2001 net operating loss. The loss was carried back under the five-year carryback provision enacted in 2002 and income taxes paid while Conexant was a subsidiary of Rockwell Automation, Inc. were recovered.
      In fiscal 2004, as a result of our cumulative operating losses, we determined that it is more likely than not that the additional income tax benefits (principally net operating losses we can carry forward to future years) will not be realized. Accordingly, we increased our valuation allowance by approximately $255.7 million during fiscal 2004 for the deferred tax assets which we do not expect to realize through the reduction of future income tax payments. See Note 8 of Notes to Consolidated Financial Statements for further information. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. While we will continue to be subject to foreign income taxes and federal alternative minimum tax, we expect those taxes will be insignificant.

      As of September 30, 2005, we had $1.2 billion of fully reserved deferred tax assets which are available to offset future tax obligations, of which approximately $440.0 million were acquired in the Merger and other acquisitions, and if we receive a tax benefit from their utilization, the benefit will be recorded as a reduction to goodwill. The deferred tax assets acquired in the Merger are subject to limitations imposed by section 382 of the Internal Revenue Code. Such limitations are not expected to impair our ability to utilize these deferred tax assets.
      We are subject to income taxes in both the United States and numerous foreign jurisdictions and have also acquired and divested certain businesses for which we have retained certain tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain and significant judgment is required in determining our worldwide provision for income taxes. We and our acquired and divested businesses are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and accruals. Based on the results of an audit, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.
Quarterly Results of Operations
      The following table presents our operating results for each of the eight fiscal quarters in the period ended September 30, 2005. The information for each of these quarters is derived from our unaudited interim financial statements which have been prepared on the same basis as the audited consolidated financial statements included in this report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals as well as the special charges, in-process research and development, debt conversion costs, the gain on extinguishment of debt, and the deferred tax asset valuation allowance have been included to fairly present our unaudited quarterly results. In February 2004, Conexant completed the merger with GlobespanVirata, Inc. The results of GlobespanVirata, Inc. have been included in the consolidated results since February 28, 2004. This data should be read together with our consolidated financial statements and the notes thereto included in this report.

	Three Months Ended

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2005	2005	2005	2004	2004	2004	2004	2003

	(In thousands, except per share amounts)
Statement of Operations Data
Net revenues	$214,916	$197,464	$169,738	$140,621	$213,123	$267,617	$243,781	$177,333
Cost of goods sold	128,312	122,430	109,766	133,465	127,681	155,136	142,116	98,196

Gross margin	86,604	75,034	59,972	7,156	85,442	112,481	101,665	79,137
Research and development	58,634	66,282	70,539	72,541	72,766	74,317	53,734	39,154
Selling, general and administrative	28,412	31,081	28,362	30,006	35,692	36,371	30,602	22,809
Amortization of intangible assets	7,920	7,969	8,140	8,293	8,205	7,956	3,653	955
In-process research and development	—	—	—	—	—	—	160,818	—
Special charges	4,715	8,409	13,596	19,257	18,388	8,294	5,514	605

Total operating expenses	99,681	113,741	120,637	130,097	135,051	126,938	254,321	63,523

Operating income (loss)	(13,077)	(38,707)	(60,665)	(122,941)	(49,609)	(14,457)	(152,656)	15,614
Interest expense	8,401	8,396	8,463	8,431	8,386	8,373	7,260	6,689
Other (income) expense, net	(72,046)	(15,610)	3,429	(11,186)	70,131	47,935	(16,996)	(31,970)

	Three Months Ended

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2005	2005	2005	2004	2004	2004	2004	2003

	(In thousands, except per share amounts)
Income (loss) before income taxes	50,568	(31,493)	(72,557)	(120,186)	(128,126)	(70,765)	(142,920)	40,895
Provision for income taxes	487	673	630	532	242,365	661	459	248

Net income (loss)	$50,081	$(32,166)	$(73,187)	$(120,718)	$(370,491)	$(71,426)	$(143,379)	$40,647

Income (loss) per share, basic	$0.11	$(0.07)	$(0.16)	$(0.26)	$(0.79)	$(0.15)	$(0.41)	$0.15

Income (loss) per share, diluted	$0.10	$(0.07)	$(0.16)	$(0.26)	$(0.79)	$(0.15)	$(0.41)	$0.13

Shares used in computing loss per share-basic	472,828	471,247	470,189	468,369	467,556	463,804	349,968	277,190

Shares used in computing loss per share-diluted	484,825	471,247	470,189	468,369	467,556	463,804	349,968	307,545

      Throughout fiscal 2005 and 2004 we recorded special charges primarily related to our restructuring initiatives. We also recorded special charges for asset impairments and litigation settlements. See Note 15 of Notes to Consolidated Financial Statements.
      In the first quarter of fiscal 2005, in response to lower market prices and reduced end-customer demand for our products, we recorded $47.0 million of inventory charges to establish additional excess and obsolete and lower of cost or market inventory reserves. In the fourth quarter of fiscal 2005, these inventory reserves were increased by a net of $2.4 million.
      In each of the quarters in fiscal 2005, we recorded $7.9 million, $9.6 million, $4.6 million and $(5.0) million, sequentially, against (to) revenue to establish or adjust revenue reserves maintained by the Company to estimate customer pricing adjustments.
      In the fourth quarter of fiscal 2005, we reduced certain reserves, primarily related to compensation and benefits, by approximately $2.4 million, as it was determined that such amounts would not be paid.
      In the second quarter of fiscal 2004, we recorded a $160.8 million non-cash charge related to IPR&D acquired in the Merger, and in the fourth quarter of 2004, we recorded a $255.7 million non-cash charge for the impairment of our deferred tax assets.
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
Liquidity and Capital Resources
      Our cash and cash equivalents increased by $63.7 million during fiscal 2005. Cash used by operating activities was $59.8 million for fiscal 2005, compared to cash used by operating activities of $31.0 million in fiscal 2004. Cash flows used in operations for fiscal 2005 was $105.2 million, before $112.0 million of net favorable changes in accounts receivable, inventories and accounts payable (exclusive of related provisions), an $8.0 million payment to Agere for the settlement of patent litigation, and $58.6 million of payments related to special charges and other restructuring related items. The favorable working capital changes were driven by (i) improved days sales outstanding primarily the result of increased cash collections, from 79 days for the fourth quarter of fiscal 2004 to 37 days in the fourth quarter of fiscal 2005, and (ii) improved inventory turns from 2.6 turns in the fourth quarter of fiscal 2004 to 5.4 turns in the fourth quarter of fiscal 2005.

      Cash provided by investing activities of $122.2 million for fiscal 2005 includes net proceeds of $49.0 million received from the purchase and sale-leaseback of our headquarters facility and other assets, proceeds from the sale of equity securities, investments and other assets, primarily the equity securities in SiRF of $97.2 million, and net sales of other marketable securities of $19.4 million. These cash flows from investing activities of approximately $165.6 million were offset by cash used in investing activities for acquisitions of $18.8 million, capital expenditures of $21.8 million, and investments in businesses of $2.8 million. Cash provided by investing activities of $67.0 million in fiscal 2004 principally consisted of net cash and cash equivalents acquired in acquisitions of $24.8 million (primarily in the Merger), net proceeds from the sale of assets and investments of $57.2 million, and the net sales of marketable securities of $39.7 million, partially offset by capital expenditures of $17.6 million, payment of deferred purchase consideration of $4.0 million, payment of acquisition costs of $30.2 million, and investments of $3.0 million.
      Cash provided by financing activities of $1.2 million for fiscal 2005 consisted principally of $1.0 million in proceeds from the exercise of stock options. The $26.9 million in cash provided by financing activities for the comparable period of fiscal 2004 consisted of proceeds from the exercise of stock options and warrants of $24.6 million, and $2.3 million in proceeds upon repayment of notes receivable from shareholders. The decrease in proceeds from the exercise of stock options reflects the depressed state of our stock price during fiscal 2005 and the impact of our option exchange program beginning in November 2004.
      Cash used in the discontinued operations of Mindspeed in fiscal 2003 was $202.3 million, which included the $100.0 million of cash contributed to Mindspeed prior to the Mindspeed Spin.
      Total cash, cash equivalents and marketable securities are as follows:

	September 30,	September 30,
	2005	2004

	(In millions)
Cash and cash equivalents	$202.7	$139.0
Other short-term marketable securities (primarily mutual funds, domestic government agencies and corporate debt securities)	95.9	13.8
Long-term marketable securities (primarily domestic government agencies and corporate debt securities)	38.5	137.6

Subtotal	337.1	290.4

Equity securities — Skyworks Solutions, Inc. (6.2 million shares at September 30, 2005 and September 30, 2004)	43.4	61.8
Equity securities — SiRF Technology Holdings, Inc. (zero shares at September 30, 2005 and 5.9 million shares at September 30, 2004)	—	87.5

Subtotal Skyworks and SiRF	43.4	149.3

Total cash, cash equivalents and marketable securities	$380.5	$439.7

      The decrease in our cash, cash equivalents and marketable securities from fiscal 2004 to fiscal 2005 is a result of $58.6 million of restructuring and other related payments, $21.8 million of capital expenditures, $18.8 million for acquisitions, and an $11.6 million decline in the fair value of our marketable equity securities mainly in SiRF and Skyworks, offset by $49.0 of cash from our purchase and sale leaseback of our Newport Beach headquarters facility, and positive cash from operations and other net changes of approximately $2.6 million driven by favorable working capital management during fiscal 2005.
      Included in our cash, cash equivalents and marketable securities of $380.5 million as of September 30, 2005 are 6.2 million shares of common stock of Skyworks Solutions, Inc. valued at $43.4 million. For this equity security holding, there is risk associated with the overall state of the stock market, having available buyers for the shares we sell, and ultimately being able to liquidate the securities at a favorable price. We cannot assure you that the carrying value of these assets will ultimately be realized.

      As of September 30, 2005, our principal sources of liquidity are our existing cash reserves, marketable securities, cash generated from product sales and our investments in third parties, such as Jazz and our Mindspeed warrant. Given current market conditions relating to the Mindspeed warrant, we have determined that at this time, we do not have the ability to liquidate a portion of the warrant in the next twelve months. Consequently, all amounts related to the value of the Mindspeed warrant are reflected as long-term on our consolidated balance sheet. Our working capital at September 30, 2005 was $125.9 million compared to $434.8 million at September 30, 2004. The decrease in working capital was partially attributable to the reclassification of $196.8 million of our convertible subordinated notes which are due in May 2006 as short-term.
      The fair value of the Mindspeed warrant at September 30, 2005 is $33.1 million. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value. Further, there is no assurance that the equity markets would allow us to liquidate a substantial portion of these warrants within a short time period without significantly impacting the market value.
      We believe that our existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development, anticipated capital expenditures, working capital and other financing requirements, including the current portion of our convertible debt, for at least the next twelve months. At September 30, 2005, we have $711.8 million aggregate principal amount of convertible subordinated notes outstanding, of which $196.8 million is due in May 2006 and $515.0 million is due in February 2007. The conversion prices of the notes are currently substantially in excess of the market value of our common stock. At September 30, 2005, we have cash, cash equivalents and marketable securities of $380.5 million. If we are unable to generate sufficient cash flows from our operations and realize additional value from our investments and other assets, we may be unable to meet our February 2007 debt obligations without additional financing. We cannot assure you that we will have access to additional sources of capital, or be able to refinance our debt, on favorable terms or at all.
Commitments
      The following summarizes our contractual obligations at September 30, 2005:

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In millions)
Convertible subordinated notes(1)	$711.8	$196.8	$515.0	$—	$—
Operating leases	193.1	34.0	51.1	30.8	77.2
Assigned leases	7.2	2.6	2.2	1.3	1.1
Contingent consideration on acquisitions	6.0	6.0	—	—	—
Capital commitments	5.7	5.7	—	—	—

	$923.8	$245.1	$568.3	$32.1	$78.3

(1)	Excludes interest. See Note 9 of Notes to Consolidated Financial Statements for interest terms.
      At September 30, 2005, we have many sublease arrangements on operating leases for terms ranging from near term to approximately 10 years. Aggregate scheduled sublease income based on current terms is approximately $35.7 million.
Off-Balance Sheet Arrangements
      Our off-balance sheet arrangements consist of conventional operating leases and capital commitments as described in Notes 10 and 11 of Notes to Consolidated Financial Statements. We also have contingent liabilities for other items assigned to Mindspeed and Skyworks at the time of their separation from Conexant.

See Note 10 of Notes to the Consolidated Financial Statements. We do not have variable interest entities as of September 30, 2005.
Special Purpose Entities
      We have one special purpose entity, Conexant USA, LLC, formed in September 2005 in anticipation of completion of an accounts receivable financing facility. This special purpose entity is a wholly-owned consolidated subsidiary of the Company.
      On November 29, 2005, we completed an accounts receivable financing facility whereby we will sell, from time to time, certain insured accounts receivable to Conexant USA, LLC, and Conexant USA, LLC entered into an $80.0 million credit agreement with a bank which is secured by the assets of the special purpose entity. See Note 18 of Notes to the Consolidated Financial Statements for further information.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment”. This pronouncement amends SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that public companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. The implementation of this statement will be effective beginning with our first quarter of fiscal 2006. We expect the impact of this new pronouncement, which will be adopted using the modified prospective method, to be significant to our results of operations.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We must adopt SFAS No. 151 as of the beginning of fiscal 2006 and do not expect that the adoption of SFAS No. 151 will have a material impact on our financial condition or results of operations.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 as of the beginning of fiscal 2007 and do not expect that the adoption of SFAS No. 154 will have a material impact on our financial condition or results of operations.
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

Inventories
      We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand or product pricing is lower than originally projected, additional inventory write-downs may be required. Further, on a quarterly basis, we assess the net realizable value of our inventories. When the estimated average selling price, plus costs to sell our inventory, falls below our inventory cost, we adjust our inventory to its current estimated market value.

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

Revenue recognition
      Revenue is recognized when (i) the risk of loss has been transferred to the customer, (ii) price and terms are fixed, (iii) no significant vendor obligation exists, and (iv) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have a contractual right of return or for which the contractual terms were not enforced. Revenue with respect to these distributors is deferred until the purchased products are sold through by the distributor to a third party. Other distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to estimate and establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”. Our revenue recognition policy is significant because our revenue is a key component of our operations and the timing of revenue recognition determines the timing of certain expenses, such as sales commissions. Revenue results are difficult to predict, and any shortfall in revenues could cause our operating results to vary significantly from period to period.
      Conexant has many distributor customers for whom revenue is recognized upon its shipment of product to them, as the contractual terms provide for limited or no rights of return. During the three months ended December 31, 2004, we determined that we were unable to enforce our contractual terms with three distribution customers. As a result, from October 1, 2004, we have deferred the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party. At September 30, 2005, deferred revenue for these three distributors was $6.5 million.

Valuation of derivative instruments
      We had two primary types of derivatives — our warrant to purchase shares of common stock of Mindspeed and the conversion right of the Skyworks 15% convertible senior subordinated notes. Until its conversion to common stock in May 2004, we determined the fair value of the conversion right of the Skyworks notes using the actual trading price of the underlying shares of Skyworks common stock. The fair value of the Mindspeed warrant is determined using a standard Black-Scholes pricing model with assumptions consistent with current market conditions and our intent to liquidate the warrant over a specified time period. The Black-Scholes pricing model requires the input of highly subjective assumptions including expected stock price volatility. Changes in these assumptions, or in the underlying valuation model, could cause the fair value of the Mindspeed warrant to vary significantly from period to period.

Restructuring charges
      We recorded $28.0 million, $9.3 million, and $5.2 million of restructuring charges in fiscal years 2005, 2004 and 2003, respectively. These charges relate to reductions in our workforce and related impact on the use of facilities. The estimated charges contain estimates and assumptions made by management about matters which are uncertain at the time that the assumptions are made, for example the timing and amount of sublease income that will be achieved on vacated property and the operating costs to be paid until lease termination, and the discount rates used in determining the present value (fair value) of remaining minimum lease payments on vacated properties. While we have used our best estimates based on facts and circumstances available at the time, different estimates reasonably could have been used in the relevant periods, and the actual results may be different, and those differences could have a material impact on the presentation of our financial condition or results of operations. Our policies require us to review the estimates and assumptions periodically and reflect the effects of any revisions in the period that they are determined to be necessary. Such amounts also contain estimates and assumptions made by management, and are reviewed periodically and adjusted accordingly.

Employee benefit plans
      We have long-term liabilities recorded for a retirement medical plan and a pension plan. These obligations and the related effects on operations are determined using actuarial valuations. There are critical assumptions used in these valuation models such as the discount rate, expected return on assets, compensation levels, turnover rates and mortality rates. The discount rates used are representative of high-quality fixed income investments. The other assumptions do not tend to change materially over time. We evaluate all assumptions annually and they are updated to reflect our experience.

Stock-based compensation
      Through September 30, 2005, we accounted for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and therefore no compensation expense has been recognized for fixed stock option plans as options are granted at fair market value on the date of grant. We also have an employee stock purchase plan for all eligible employees. We have adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”. This pronouncement amends SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. The implementation of this statement will be effective beginning with our first quarter of fiscal 2006. We expect the impact of this new pronouncement, which will be adopted using the modified prospective method, to be approximately $25.0 million for fiscal 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our financial instruments include cash and cash equivalents, marketable debt securities, the Mindspeed warrant, equity securities in Skyworks, and our long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and we limit the amount of our credit exposure to any one issuer.
      Our cash and cash equivalents, and short-term marketable securities are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2005, the carrying value of our cash and cash equivalents and short-term marketable securities approximates fair value. Our long-term marketable securities (consisting of corporate bonds and government agency securities) principally have remaining terms of 1 to 3 years. Such securities are subject to interest rate risk. At September 30, 2005, a 10% adverse change in interest rates would result in a $3.8 million decrease in the value of our long-term marketable securities.
      Marketable equity securities are subject to equity price risk. For our equity security holdings, there are risks associated with the overall state of the stock market, having available buyers for shares we sell, and ultimately being able to liquidate the securities at a favorable price. As of September 30, 2005, a 10% adverse change in equity prices would result in a $4.3 million decrease in the value of our marketable equity securities.
      We classify all of our marketable debt and equity securities as available-for-sale securities. As of September 30, 2005, the carrying value of these securities included net unrealized losses of $9.7 million.
      We hold a warrant to purchase 30 million shares of common stock of Mindspeed. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of September 30, 2005, a 10% decrease in the market price of Mindspeed’s common stock would decrease the fair value of this warrant by approximately $4.6 million. At September 30, 2005, the market price of Mindspeed’s common stock was $2.41 per share. For fiscal 2005, the market price of Mindspeed’s common stock ranged from a low of $1.14 per share to a high of $2.98 per share.
      Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.
      The following table shows the fair values of our financial instruments as of September 30, 2005:

	Carrying Value	Fair Value

	(In millions)
Cash and cash equivalents	$202.7	$202.7
Marketable debt securities	60.6	60.6
Marketable government agency securities	73.8	73.8
Marketable equity securities	43.4	43.4
Mindspeed warrant	33.1	33.1
Current portion of long-term debt	196.8	194.7
Long-term debt	515.0	499.5
      We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, from time to time, we offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At September 30, 2005, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at September 30, 2005, a 10% change in the currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data
CONEXANT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,

	2005	2004

	(In thousands, except per share
	amounts)
ASSETS
Current Assets
Cash and cash equivalents	$202,704	$139,031
Short-term investments	139,306	163,040
Receivables, net of allowance of $3,803 (2005) and $5,974 (2004)	87,240	185,037
Inventories	95,329	194,754
Mindspeed warrant-current portion	—	3,599
Other current assets	14,701	20,768

Total current assets	539,280	706,229
Property, plant and equipment, net	50,700	55,741
Goodwill	717,013	708,544
Intangible assets, net	106,709	135,241
Mindspeed warrant	33,137	23,000
Marketable securities	38,485	137,604
Other assets	96,200	114,163

Total assets	$1,581,524	$1,880,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$108,957	$141,533
Accrued compensation and benefits	27,505	40,423
Restructuring and reorganization liabilities	28,829	22,427
Other current liabilities	51,308	67,044
Current portion of convertible subordinated notes	196,825	—

Total current liabilities	413,424	271,427
Convertible subordinated notes, net of current portion	515,000	711,825
Other liabilities	84,007	68,883

Total liabilities	1,012,431	1,052,135

Commitments and contingencies	—	—
Shareholders’ Equity
Preferred and junior preferred stock, no par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 1,000,000 authorized shares; 474,683 (2005) and 469,441 (2004) shares issued and 473,500 (2005) and 468,257 (2004) shares outstanding	4,747	4,694
Treasury stock, 1,184 shares at cost	(5,584)	(5,584)
Additional paid-in capital	4,657,901	4,648,325
Accumulated deficit	(4,053,166)	(3,877,176)
Accumulated other comprehensive income (loss)	(22,012)	82,551
Notes receivable from stock sales	(304)	(576)
Unearned compensation	(12,489)	(23,847)

Total shareholders’ equity	569,093	828,387

Total liabilities and shareholders’ equity	$1,581,524	$1,880,522

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2005	2004	2003

	(In thousands, except per share amounts)
Net revenues	$722,739	$901,854	$599,977
Cost of goods sold	493,973	523,129	338,161

Gross margin	228,766	378,725	261,816
Operating expenses:
Research and development(1)	267,996	239,971	159,354
Selling, general and administrative(1)	117,861	125,474	93,426
Amortization of intangible assets	32,322	20,769	3,437
In-process research and development	—	160,818	—
Special charges	45,977	32,801	18,379

Total operating expenses	464,156	579,833	274,596

Operating loss	(235,390)	(201,108)	(12,780)
Interest expense	33,691	30,708	28,120
Other (income) expense, net	(95,413)	69,100	(22,312)
Gain on extinguishment of debt	—	—	(42,021)

Income (loss) before income taxes	(173,668)	(300,916)	23,433
Provision (benefit) for income taxes	2,322	243,733	(129)

Income (loss) from continuing operations	(175,990)	(544,649)	23,562
Loss from discontinued operations, net of income taxes	—	—	(728,877)

Net loss	$(175,990)	$(544,649)	$(705,315)

Income (loss) per share, basic:
Continuing operations	$(0.37)	$(1.40)	$0.09
Discontinued operations	—	—	(2.72)

Net loss	$(0.37)	$(1.40)	$(2.63)

Income (loss) per share, diluted:
Continuing operations	$(0.37)	$(1.40)	$0.09
Discontinued operations	—	—	(2.65)

Net loss	$(0.37)	$(1.40)	$(2.56)

Number of shares used in per share computation-basic	470,658	389,630	268,586

Number of shares used in per share computation-diluted	470,658	389,630	275,230

(1)	Non-cash employee stock compensation is included in the above captions as follows:

	Years Ended September 30,

	2005	2004	2003

Research and development	$9,070	$5,364	$477
Selling, general and administrative	2,976	1,773	1,272
See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2005	2004	2003

	(In thousands)
Cash Flows From Operating Activities
Income (loss) from continuing operations	$(175,990)	$(544,649)	$23,562
Adjustments required to reconcile income (loss) from continuing operations to net cash used in operating activities, net of effects of acquisition/dispositions of businesses:
Depreciation	18,594	16,151	16,828
Amortization of intangible assets	32,322	20,769	3,437
In-process research and development	—	160,818	—
Write-down of non-marketable investments	—	13,423	39,402
Provision for (recovery of) losses on accounts receivable	(1,587)	4,475	(3,958)
Inventory provisions	56,123	11,586	14,451
Deferred income taxes	—	256,041	682
Stock compensation, option modification charges and other	14,340	9,616	2,520
Gain on extinguishment of debt	—	—	(42,021)
Decrease (increase) in fair value of derivative instruments	(7,147)	98,955	(39,632)
Gain on sales of equity securities, investments and other assets	(91,264)	(24,071)	(8,618)
Other non-cash charges, net	6,054	(9,868)	6,103
Changes in assets and liabilities, net of acquisitions/dispositions:
Receivables	99,535	(17,782)	(14,621)
Inventories	45,747	(73,524)	(21,910)
Accounts payable	(33,249)	43,453	(27,166)
Agere patent litigation settlement	(8,000)	—	—
Special charges and other restructuring related items, net of $58.6 million, $25.2 million and $9.3 million of payments, respectively	(14,953)	6,839	9,070
Accrued expenses and other current liabilities	(4,973)	1,474	(9,599)
Other	4,690	(4,719)	19,313

Net cash used in operating activities	(59,758)	(31,013)	(32,157)

Cash Flows From Investing Activities
Purchase of marketable securities	(49,628)	(74,586)	(79,632)
Sales and maturities of marketable securities	68,985	114,323	142,143
Proceeds from sale of equity securities, assets and investments	97,244	57,236	18,228
Capital expenditures	(21,791)	(17,563)	(19,844)
Net proceeds from purchase and sale-leaseback and other	49,014	—	—
Advances to Skyworks	—	—	(35,000)
Repayment of Term Notes and advances by Skyworks	—	—	170,000
Cash received from (paid for) acquisitions, net	(18,817)	24,752	(7,714)
Payment of acquisition related costs	—	(30,196)	—
Payment of deferred purchase consideration	—	(4,000)	—
Investments in businesses	(2,817)	(3,015)	(4,500)

Net cash provided by investing activities	122,190	66,951	183,681

Cash Flows From Financing Activities
Proceeds from exercise of stock options and warrants	1,045	24,559	22,293
Repayment of notes receivable from stock sales and other employee notes	196	2,348	—
Repurchase of convertible subordinated notes	—	—	(56,378)

Net cash provided by (used in) financing activities	1,241	26,907	(34,085)

Net cash used in discontinued operations	—	—	(202,341)

Net increase (decrease) in cash and cash equivalents	63,673	62,845	(84,902)
Cash and cash equivalents at beginning of year	139,031	76,186	161,088

Cash and cash equivalents at end of year	$202,704	$139,031	$76,186

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

					Accumulated	Notes
	Common Stock		Additional		Other	Receivable			Total
			Paid-In	Accumulated	Comprehensive	from Stock	Treasury	Unearned	Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Sales	Stock	Compensation	Equity

	(In thousands)
Balance at September 30, 2002	265,676	$265,676	$3,219,044	$(2,507,407)	$(28,077)	$—	$—	$(1,409)	$947,827
Net loss	—	—	—	(705,315)	—	—	—	—	(705,315)
Currency translation adjustment	—	—	—	—	2,211	—	—	—	2,211
Change in unrealized gains on available-for-sale securities	—	—	—	—	1,388	—	—	—	1,388
Minimum pension liability adjustment	—	—	—	—	(2,731)	—	—	—	(2,731)

Comprehensive loss									(704,447)
Effect of change in par value	—	(263,779)	263,779	—	—	—	—	—	—
Purchase acquisitions	150	2	812	—	—	—	—	—	814
Issuance of common stock	10,308	862	21,971	—	—	—	—	(154)	22,679
Tax benefits from stock plans	—	—	464	—	—	—	—	—	464
Compensation expense related to employee stock plans	—	—	—	—	—	—	—	1,521	1,521
Distribution of business (discontinued operations)	—	—	—	(119,805)	17,713	—	—	—	(102,092)

Balance at September 30, 2003	276,134	2,761	3,506,070	(3,332,527)	(9,496)	—	—	(42)	166,766
Net loss	—	—	—	(544,649)	—	—	—	—	(544,649)
Currency translation adjustment	—	—	—	—	(183)	—	—	—	(183)
Change in unrealized gains on available-for-sale securities	—	—	—	—	90,551	—	—	—	90,551
Minimum pension liability adjustment	—	—	—	—	1,679	—	—	—	1,679

Comprehensive loss									(452,602)
Purchase acquisitions	180,553	1,805	1,108,138	—	—	(2,469)	(4,778)	(30,948)	1,071,748
Issuance of common stock	12,754	128	32,859	—	—	—	—	—	32,987
Interest earned on notes receivable	—	—	—	—	—	(39)	—	—	(39)
Settlement of notes receivable	—	—	—	—	—	1,932	(806)	—	1,126
Tax benefits from stock plans	—	—	462	—	—	—	—	—	462
Stock option modifications	—	—	796	—	—	—	—	—	796
Compensation expense related to employee stock plans	—	—	—	—	—	—	—	7,143	7,143

Balance at September 30, 2004	469,441	4,694	4,648,325	(3,877,176)	82,551	(576)	(5,584)	(23,847)	828,387
Net loss	—	—	—	(175,990)	—	—	—	—	(175,990)
Currency translation adjustment	—	—	—	—	(214)	—	—	—	(214)
Reclassification adjustment for realized gains on available-for-sale securities included in net loss	—	—	—	—	(85,290)	—	—	—	(85,290)
Change in unrealized losses on available-for-sale securities	—	—	—	—	(16,886)	—	—	—	(16,886)
Minimum pension liability adjustment	—	—	—	—	(2,173)	—	—	—	(2,173)

Comprehensive loss									(280,553)
Purchase acquisitions	—	—	—	—	—	—	—	(692)	(692)
Issuance of common stock	5,242	53	6,962	—	—	—	—	—	7,015
Interest earned on notes receivable	—	—	—	—	—	(20)	—	—	(20)
Settlement of notes receivable	—	—	—	—	—	292	—	—	292
Stock option modifications	—	—	2,614	—	—	—	—	—	2,614
Compensation expense related to employee stock plans	—	—	—	—	—	—	—	12,050	12,050

Balance at September 30, 2005	474,683	$4,747	$4,657,901	$(4,053,166)	$(22,012)	$(304)	$(5,584)	$(12,489)	$569,093

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies
      Conexant Systems, Inc. (Conexant or the Company) designs, develops and sells semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for use in broadband communications applications that enable high-speed transmission, processing and distribution of audio, video, voice and data to and throughout homes and business enterprises worldwide. The Company’s access solutions connect people through personal communications access products such as personal computers (PCs), television set-top boxes and game consoles to audio, video, voice and data services over wireless and wire line broadband connections as well as over dial-up Internet connections. The Company’s central office solutions are used by service providers to deliver high-speed audio, video, voice and data services over copper telephone lines and fiber optic networks to homes and businesses around the globe. In addition, the Company’s media processing products enable the capture, display, storage, playback and transfer of audio and video content in applications throughout home and small office environments. The Company operates in one reportable segment.
      On February 27, 2004, the Company completed a merger with GlobespanVirata, Inc. (GlobespanVirata) with GlobespanVirata becoming a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was accounted for under the purchase method of accounting with the Company as the acquiror. In exchange for 100% of the outstanding shares of common stock of GlobespanVirata (approximately 150.7 million shares), Conexant issued 1.198 shares of its common stock for each share of GlobespanVirata common stock outstanding (or approximately 180.6 million shares of Conexant common stock) and each outstanding option and warrant to purchase GlobespanVirata common stock was adjusted and converted into an option or warrant to purchase Conexant common stock based on the 1.198 merger ratio (or approximately 43.6 million options to purchase shares of Conexant common stock). In May 2004, the GlobespanVirata, Inc. subsidiary was renamed Conexant, Inc., and hereinafter will be referred to as Conexant, Inc., and the overall business combination is hereinafter referred to as the Merger.
      On June 27, 2003, the Company completed the distribution to its shareholders of all outstanding shares of its wholly owned subsidiary Mindspeed Technologies, Inc. (Mindspeed), to which Conexant contributed its Internet infrastructure business, including the stock of certain subsidiaries, and certain other assets and liabilities, including $100.0 million in cash (hereinafter, the Mindspeed Spin). In the Mindspeed Spin, Conexant shareholders received one share of Mindspeed common stock for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares. Mindspeed issued the Company a warrant to purchase 30 million shares of Mindspeed common stock, representing approximately 20 percent of Mindspeed’s then outstanding common stock on a fully diluted basis. The warrant is exercisable until June 27, 2013 at an exercise price of $3.408 per share. The fair value of the warrant is recorded as an asset on the Company’s consolidated balance sheet. Additionally, the Company entered into a senior secured revolving credit facility pursuant to which Mindspeed could have borrowed up to $50.0 million, subject to certain restrictions, for working capital and general corporate purposes. In December 2004, the Mindspeed credit facility was terminated.
      On June 25, 2002, the Company completed the distribution to its shareholders of outstanding shares of its wholly owned subsidiary Washington Sub, Inc. (Washington), to which the Company contributed its wireless communications business, other than certain assets and liabilities which the Company retained. Immediately thereafter, Washington merged with and into Alpha Industries, Inc. (Alpha), with Alpha the surviving corporation. As a result of these transactions, Conexant shareholders received 0.351 of a share of Alpha common stock for each Conexant share held and the Conexant shareholders continued to hold their Conexant shares. Upon completion of these events, Alpha and its subsidiaries purchased the Company’s semiconductor assembly and test facility located in Mexicali, Mexico and the Company’s package design team that supports the Mexicali facility (together, the Mexicali Operations) for $150.0 million. Effective June 26, 2002, Alpha

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
changed its name to Skyworks Solutions, Inc. (Skyworks). All these transactions, on a combined basis, are hereinafter referred to as the Skyworks Spin.
      Except where otherwise noted, the financial information contained herein represents the Company’s continuing operations, excluding the discontinued wireless communications business, Mexicali Operations and the Mindspeed business, and including the results of operations of GlobespanVirata since February 28, 2004, following the completion of the Merger.
      Basis of Presentation — The consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and each of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
      Fiscal Year — The Company maintains a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal year 2005 comprised 52 weeks and ended on September 30. Fiscal 2004 comprised 52 weeks and ended on October 1. Fiscal year 2003 comprised 53 weeks and ended on October 3. For convenience, the accompanying consolidated financial statements have been shown as ending on the last day of the calendar month.
      Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to the allowance for doubtful accounts, inventories, long-lived assets, valuation of derivative financial instruments and investments, restructuring reserves, in-process research and development, valuation of and estimated useful lives of identifiable intangible assets, long-term employee benefit plans, income taxes and litigation. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.
      Revenue Recognition — The Company recognizes revenue when (1) the risk of loss has been transferred to the customer, (2) price and terms are fixed, (3) no significant vendor obligation exists, and (4) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have a contractual right of return or for which the contractual terms were not enforced. Revenue with respect to these distributors is deferred until the purchased products are sold through by the distributor to a third party. Other distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to estimate and establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists”. Development revenue is recognized when services are performed and was not significant for any of the periods presented.
      Conexant has many distributor customers for whom revenue is recognized upon its shipment of product to them, as the contractual terms provide for no or limited rights of return. During the three months ended December 31, 2004, the Company determined that it was unable to enforce its contractual terms with three distribution customers. As a result, from October 1, 2004, the Company has deferred the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party. At September 30, 2005, deferred revenue for these three distributors was $6.5 million.
      Shipping and Handling — In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs”, the Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cash, Cash Equivalents and Marketable Securities — The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values. Short-term marketable securities consist of mutual funds, debt securities with original maturity dates between ninety days and one year, and equity securities. Long-term marketable securities consist of debt securities with original or remaining maturity dates greater than one year for which management intends to reinvest those amounts on a long-term basis upon maturity. The Company’s investments are classified as available-for-sale, and are reported at fair value at the balance sheet date. The unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). Management determines the appropriate classification of debt securities at the time of purchase and reassesses the classification at each reporting date. Gains and losses on the sale of available-for-sale investments are determined using the specific-identification method.
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
      Total cash, cash equivalents and marketable securities are as follows (in thousands):

	September 30,	September 30,
	2005	2004

Cash and cash equivalents	$202,704	$139,031
Equity securities — Skyworks Solutions, Inc. (6.2 million shares at September 30, 2005 and 2004)	43,404	61,767
Equity securities — SiRF Technology Holdings, Inc. (zero and 5.9 million shares at September 30, 2005 and 2004, respectively)	—	87,509
Other short-term marketable securities (primarily domestic government agency securities and corporate debt securities)	95,902	13,764

Subtotal- short-term investments	139,306	163,040

Long-term marketable securities (primarily domestic government agency securities and corporate debt securities)	38,485	137,604

Total cash, cash equivalents, and marketable securities	$380,495	$439,675

      For all investment securities, unrealized losses that are other than temporary are recognized in net income. The Company does not hold these securities for speculative or trading purposes.
      Inventories — Inventories are stated at the lower of cost or market. Cost is computed using the average cost method on a currently adjusted standard basis (which approximates actual cost); market is based upon estimated net realizable value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold and the estimated average selling price. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, and orders generally are subject to cancellation with limited advance notice prior to shipment.
      Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is based on estimated useful lives (principally 10 to 27 years for buildings and improvements; 3 to 5 years for machinery and equipment; and the shorter of the remaining terms of the leases or the estimated economic

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
useful lives of the improvements for land and leasehold improvements). Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs are charged to expense.
      Investments — The Company accounts for non-marketable investments using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of income or losses and distributions. The Company records its share of the investees’ earnings or losses in other (income) expense, net in the consolidated statement of operations. Additional investments by other parties in the investee will result in a reduction in the Company’s ownership interest, and the resulting gain or loss will be recorded in other (income) expense, net in the consolidated statement of operations. Where the Company is unable to exercise significant influence over the investee, investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. See Note 7, Other Assets, for further information on investments.
      Impairment of Long-Lived Assets — Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. See Note 15, Special Charges, for discussion of impairment charges for long-lived assets in fiscal years 2005, 2004, and 2003.
      Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets”. The estimates and assumptions described above (along with other factors such as discount rates) will affect the outcome of the impairment tests and the amounts of any resulting impairment losses. The Company performed its annual assessment of goodwill and determined that no impairment exists as of September 30, 2005.
      Foreign Currency Translation and Remeasurement — The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of the Company’s principal foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates and income and expense items are translated at the average exchange rates prevailing during the period. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income. For the remainder of the Company’s foreign subsidiaries, the functional currency is the U.S. dollar. Inventories, property, plant and equipment, cost of goods sold, and depreciation for those operations are remeasured from foreign currencies into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from those remeasurements are included in earnings. Gains and losses resulting from foreign currency transactions are recognized currently in earnings.
      Derivative Financial Instruments — Derivative financial instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value. The Company’s derivative financial instruments principally consist of foreign currency forward exchange contracts which the Company uses to manage its exposure to foreign currency risks, the Mindspeed warrant, and prior to its conversion to Skyworks common

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock, the conversion rights of the Skyworks convertible notes. The Company’s objectives are to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.
      The Company designates certain forward contracts as hedges of forecasted intercompany transactions. Unrealized gains and losses on these contracts are recorded as a component of accumulated other comprehensive income. Other forward contracts are designated as hedges of intercompany accounts of the Company’s foreign subsidiaries. Unrealized gains and losses on these forward contracts are recorded currently through earnings and offset the corresponding losses and gains on the assets and liabilities being hedged. At September 30, 2005, the Company had no foreign currency forward contracts outstanding. During fiscal 2005, 2004 and 2003, there were no significant gains or losses recognized in earnings for hedge ineffectiveness.
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
      Earnings (Loss) Per Share — Basic income (loss) per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company’s convertible subordinated notes for the period of time such notes were outstanding, if such stock options and convertible notes are dilutive. In periods of a net loss position, basic and diluted weighted average shares are the same.
      The following table sets forth the computation of the numerator and denominator of basic and diluted earnings per share:

	2005	2004	2003

Numerator (dollars in thousands):
Income (loss) from continuing operations	$(175,990)	$(544,649)	$23,562
Loss from discontinued operations, net of income taxes	—	—	(728,877)

Net loss	$(175,990)	$(544,649)	$(705,315)

Denominator (weighted-average number of shares in thousands):
Weighted average shares outstanding-basic	470,658	389,630	268,586
Stock options and warrants (under the treasury stock method)	—	—	6,644

Weighted average shares outstanding — diluted	470,658	389,630	275,230

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The potential dilutive effect of the common stock equivalents shown below was not included in the denominator for the computation of diluted earnings per share for the respective periods, as the effect of these securities was antidilutive:

	2005	2004	2003

	(Weighted-average number of
	shares, in thousands)
Stock options and warrants (under the treasury stock method)	2,094	18,255	—
4.25% Convertible Subordinated Notes due 2006	7,364	7,364	6,242
4.0% Convertible Subordinated Notes due 2007	12,137	12,137	11,178
5.25% Convertible Subordinated Notes due 2006	5,840	3,482	—
Restricted stock	5	13	—

Total	27,440	41,251	17,420

      Stock-Based Compensation — The Company accounts for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and therefore no compensation expense has been recognized for fixed stock option plans as options are granted at fair market value on the date of grant. The Company also has an employee stock purchase plan for all eligible employees. The Company has adopted the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”
      Had stock-based compensation been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s pro forma loss from continuing operations and pro forma loss from continuing operations per share would have been the amounts indicated below (in thousands, except per share amounts):

	2005	2004	2003

Income (loss) from continuing operations, as reported	$(175,990)	$(544,649)	$23,562
Add: expense determined under fair value accounting included in income (loss) from continuing operations, as reported	12,050	7,137	1,749
Deduct: total expense determined under fair value accounting for all awards	(61,805)	(57,068)	(60,105)

Pro forma loss from continuing operations	$(225,745)	$(594,580)	$(34,794)

Income (loss) from continuing operations per share — basic, as reported	$(0.37)	$(1.40)	$0.09
Pro forma loss from continuing operations per share — basic	$(0.48)	$(1.53)	$(0.13)
Income (loss) from continuing operations per share — diluted, as reported	$(0.37)	$(1.40)	$0.09
Pro forma loss from continuing operations per share — diluted	$(0.48)	$(1.53)	$(0.13)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the stock-based awards is assumed to be amortized to expense over the instruments’ vesting period. The fair value has been estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2005	2004	2003

Risk-free interest rate	3.8%	3.3%	3.2%
Expected volatility	85%	97%	97%
Dividend yield	—	—	—
Expected life (years)	4.9	4.1	4.5
Weighted-average fair value of options granted	$1.04	$4.91	$2.27
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”. This pronouncement amends SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. The implementation of this statement will be effective beginning with the Company’s first quarter of fiscal 2006, and will be adopted using the modified prospective method.
      Income Taxes — The provision (benefit) for income taxes is determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.
      Concentrations — Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, investments, and trade accounts receivable. The Company invests its cash balances through high-credit quality financial institutions. The Company places its investments in investment-grade debt securities and limits its exposure to any one issuer. The Company’s trade accounts receivable primarily are derived from sales to manufacturers of communications products, consumer products and personal computers and distributors. Management believes that credit risks on trade accounts receivable are moderated by the diversity of its products and end customers. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.
      At September 30, 2005 and 2004, no customer accounted for more than 10% of the Company’s accounts receivable. In fiscal 2005 and 2004, no customer accounted for 10% or more of net revenues. In fiscal 2003, one customer (a distributor) accounted for 11% of net revenues and no other customer accounted for 10% or more of net revenues.
      Supplemental Cash Flow Information — Interest paid was $30.3 million, $26.9 million and $25.9 million during fiscal 2005, 2004 and 2003, respectively. Net income taxes paid (refunds received) were $2.1 million, $(14.9) million and $2.5 million during fiscal 2005, 2004 and 2003, respectively.
      Non-cash activities: The Company satisfied $6.0 million, $7.5 million and $2.1 million of liabilities from employee payroll deductions by issuing shares of its common stock in connection with its Employee Stock Purchase Plan (see Note 13) and its Retirement Savings Plan (see Note 14), in fiscal years 2005, 2004

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and 2003, respectively. See Note 2 for a discussion of common stock, common stock options, net assets acquired, and other items in the Company’s acquisitions.
      Comprehensive Income (Loss) — Other comprehensive income (loss) includes foreign currency translation adjustments, unrealized holding gains (losses) on available-for-sale marketable securities, unrealized gains (losses) on forward exchange contracts, and minimum pension liability adjustments. The components of accumulated other comprehensive income (loss) at fiscal year-ends are as follows (in thousands):

	2005	2004

Foreign currency translation adjustments	$(3,420)	$(3,206)
Unrealized gains (losses) on available-for-sale securities	(9,718)	92,458
Minimum pension liability adjustments	(8,874)	(6,701)

Accumulated other comprehensive income (loss)	$(22,012)	$82,551

      Business Enterprise Segments — The Company operates in one reportable operating segment, broadband communications. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although the Company had four operating segments at September 30, 2005, under the aggregation criteria set forth in SFAS No. 131, the Company only operates in one reportable operating segment, broadband communications.
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
      Change in Accounting Principle — The Company adopted SFAS No. 141, “Business Combinations” for acquisitions initiated after June 30, 2001 and SFAS No. 142, “Goodwill and Other Intangible Assets” as of the beginning of fiscal 2003. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Upon adoption, the existing goodwill and intangible assets were evaluated against the new criteria, which resulted in certain intangible assets with a carrying value of $0.4 million being subsumed into goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and other intangible assets and requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized into results of operations, but instead be tested at least annually for impairment and written down when impaired. Upon adoption of SFAS No. 142, the Company ceased amortizing goodwill against its results of operations.
      During the second quarter of fiscal 2003, the Company completed the transition impairment test of its goodwill (as of the beginning of fiscal 2003) required by SFAS No. 142. The Company determined that it has a single reporting unit (as defined in SFAS No. 142). For purposes of the impairment test, the fair value of the reporting unit was determined considering both an income approach and a market approach. Management determined that the recorded value of its goodwill at the transition date was not impaired. See Note 3 for the transitional impairment charge recorded by Mindspeed and included in the Company’s loss from discontinued operations of Mindpseed in fiscal 2003.
      Recent Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”. This pronouncement amends SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that public companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. The implementation of this statement will be effective beginning with the Company’s first quarter of fiscal 2006. The Company expects the impact of this new pronouncement to be significant to its results of operations.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company must adopt SFAS No. 151 as of the beginning of fiscal 2006 and does not expect that the adoption of SFAS No. 151 will have a material impact on its financial condition or results of operations.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 as of the beginning of fiscal 2007 and does not expect that the adoption of SFAS No. 154 will have a material impact on its financial condition or results of operations.

2.	Acquisitions

Fiscal 2005

Acquisition of Paxonet Communications, Inc.
      On December 3, 2004, the Company acquired all of the outstanding capital stock of Paxonet Communications, Inc. (Paxonet), a privately held company headquartered in Fremont, California, with an engineering workforce primarily based in India.
      The consideration for this purchase was $14.8 million in cash. Net tangible assets acquired were $0.3 million. Approximately $0.7 million of the purchase price was allocated to unearned compensation representing the intrinsic value of unvested stock options exchanged in the transaction and the remainder to identifiable intangible assets and goodwill. The unearned compensation is being amortized to expense over the

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
four year remaining vesting period of the stock options. A total of $0.1 million of this unearned compensation was recognized as an expense in the year ended September 30, 2005. The identifiable intangible assets of $1.4 million are being amortized on a straight-line basis over a period of two to eight years, with a weighted-average life of approximately six years. The $12.4 million in goodwill is not deductible for tax purposes.
      During fiscal 2005, the Company also completed an asset acquisition which was not material to its consolidated financial statements.
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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

      The fair value of Conexant common stock and stock options issued of $1.1 billion has been allocated to common stock and additional paid-in capital. The fair market value of the 180.6 million shares of common stock issued was determined using a per share price of $5.69 (the average of the closing market prices of Conexant common stock on the day of the announcement of the Merger, November 3, 2003, and on the three business days before and after the announcement date). In accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, the $111.9 million fair value of the 43.6 million Conexant common stock options granted to replace the acquired common stock options was determined using a Black-Scholes option pricing model with the following assumptions: market price of $5.69 per share, volatility of 97%, risk-free rate of return of 3.2%, expected lives of 4.5 years and no dividend yield. Approximately $30.9 million in intrinsic value associated with the unvested stock options has been allocated to unearned compensation and will be amortized to expense over the average remaining vesting period of approximately 2.6 years. A total of $11.9 and $7.1 million of this unearned compensation was recognized as an expense in the years ended September 30, 2005 and 2004.
      In connection with the Merger, the Company began to formulate a reorganization and restructuring plan (the Reorganization Plan). As a result of the Reorganization Plan, the Company recorded restructuring and asset impairment charges related to Conexant’s operations of $14.6 million during the year ended September 30, 2004. These charges are included in Special Charges and Cost of Goods Sold in the accompanying consolidated statement of operations. Additionally, the Company initially recognized $14.8 million as liabilities assumed in the purchase business combination related to restructuring liabilities for estimated costs related to Conexant, Inc. facilities consolidation and the related impact on Conexant, Inc. outstanding real estate leases and Conexant, Inc. involuntary employee terminations and relocations. Subsequent to the Merger, but prior to September 30, 2004, these liabilities were reduced by $3.3 million against the purchase price allocation (goodwill) for certain facilities related decisions and revised estimates of severance and relocation costs. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141 entitled “Business Combinations” and EITF 95-3 entitled “Recognition of Liabilities in Connection with a Purchase Business Combination”. The Reorganization Plan is complete as of September 30, 2005. See Note 15 for a further description of the Company’s reorganization and restructuring plans.
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
      During fiscal 2005, certain of these income tax contingencies were settled with the taxing authorities, and as a result, the amount of the liability in excess of the settlement amount, or $6.3 million, was reduced with a corresponding reduction to goodwill.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following sets forth the Company’s estimates of the fair values of the assets acquired and liabilities assumed in the Merger as of February 27, 2004, as revised for matters discussed above (in thousands).

Cash and cash equivalents	$42,515
Short-term and long-term investments	153,099
Accounts receivable	91,259
Inventories	73,281
Prepaids and other current assets	4,345
Property and equipment	46,883
Other long-term assets	20,600
Identifiable intangible assets	137,931
In-process research and development	160,818
Goodwill	625,181
Accounts payable	(41,580)
Accrued expenses	(72,161)
Accrued restructuring and reorganization liabilities	(10,239)
Long-term debt	(130,000)
Other long-term liabilities	(23,284)
Treasury stock	9,188
Notes receivable from stock sales	2,469
Unearned compensation	30,948

Net assets acquired	$1,121,253

      The excess of the purchase price over the fair value of the net tangible assets acquired has been reflected as identifiable intangible assets and goodwill. The identifiable intangible assets and respective useful lives are as follows (in thousands):

Product licenses (7 years)	$10,964
Trademark (7 years)	2,006
Developed technologies (2 — 5 years)	124,961

Total identifiable intangible assets	$137,931

      The identifiable intangible assets were valued using the income approach and a discount rate of 18%. The developed technologies consist of eight products in the digital subscriber line (DSL) and wireless local area network (LAN) categories. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the current technology. The type of income approach utilized for the trademark was the relief from royalty methodology, under which an estimate is made as to the appropriate royalty income that would be negotiated in an arm’s length transaction if the subject intangible asset were licensed from an independent third-party owner. These assets are being amortized on a straight-line basis over their estimated useful lives ranging from 2 to 7 years, with a weighted-average life of approximately 5 years. Amortization expense for these intangible assets was $27.8 million and $16.6 million for the years ended September 30, 2005 and 2004, respectively. The amount recorded as goodwill of $625.2 million is not deductible for tax purposes.
      A portion of the Merger purchase price was allocated to in process research and development (IPR&D). $160.8 million was expensed upon completion of the Merger (as a charge not deductible for tax purposes) as it was determined that the underlying products had not reached technological feasibility, had no alternative uses

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and successful development was uncertain. The Company identified and valued IPR&D projects relating to the development of DSL and wireless networking products. The DSL projects represented 70% of the total IPR&D acquired. The estimated costs to complete for the DSL and wireless networking projects were approximately $14.1 million and $6.2 million, respectively. The fair values assigned to these projects were based on the income approach and used projected cash flows which were discounted at a rate of 19%. The discount rate was derived from a weighted-average cost of capital analysis, adjusted upwards to reflect additional risks inherent in the development process, including the probability of achieving technological success and market acceptance. Each of the IPR&D projects was analyzed considering technological innovations, the existence and utilization of core technology, the complexity, costs and time to complete the remaining development efforts, and stage of completion. The discount rate reflects the stage of completion and other risks inherent in the projects. The material risks associated with the incomplete projects are the ability to complete the items within the outlined timeframes and within the allocated cost guidelines, and ultimately to sell the products to end-users. As of September 30, 2005, the DSL related IPR&D projects were approximately 85% complete, 10% are expected to be completed in fiscal 2006, and 5% have been abandoned due to product roadmap and market changes. As of September 30, 2005, 75% of the wireless networking related IPR&D projects were complete and 25% were abandoned due to product roadmap and market changes. Completion costs to date on all projects have been consistent with estimates made at the time of the Merger. However, revenue projections for the sale of DSL and wireless networking products have declined since the time of the Merger. As a result of revenue declines in the Broadband Access and Wireless Networking businesses during fiscal 2005, management performed an assessment of the recoverability of the intangible assets acquired in the Merger and determined that no impairment exists as of September 30, 2005.

3.	Discontinued Operations
      On June 27, 2003, Conexant completed the distribution to Conexant shareholders of all outstanding shares of Mindspeed Technologies, Inc. (Mindspeed), a wholly owned subsidiary of Conexant to which Conexant contributed its Internet infrastructure business, including the stock of certain subsidiaries, and certain other assets and liabilities, including $100.0 million in cash (hereinafter, the Mindspeed Spin). In the Mindspeed Spin, Conexant shareholders received one share of Mindspeed common stock for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares. Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock, representing approximately 20 percent of Mindspeed’s outstanding common stock on a fully diluted basis. The warrant is exercisable until June 27, 2013 at an exercise price of $3.408 per share (the fair market value on the date of grant of the warrant). The warrant was initially assigned a fair value of $89.0 million (recorded as a return of capital to Conexant) using the Black-Scholes option pricing model (assuming volatility of 90%, a risk-free interest rate of 3.5%, and no dividend yield), and is presented as an asset on the consolidated balance sheet. The carrying value of the net assets which the Company contributed to Mindspeed in June 2003 was $193.4 million. Additionally, Conexant entered into a senior secured revolving credit facility pursuant to which Mindspeed was able to borrow up to $50.0 million for working capital and general corporate purposes. In December 2004, the Mindspeed credit facility was terminated (see Note 11).
      The accompanying consolidated financial statements have been restated to reflect the Mindspeed Technologies business, which was completed in fiscal 2003, as discontinued operations.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The operating results of the discontinued Mindspeed Technologies business, including the separation costs paid by the Company, included in the accompanying consolidated statements of operations were as follows (in thousands):

2003

Net revenues	$58,719

Loss before income taxes	$(155,231)
Provision for income taxes	462
Cumulative effect of change in accounting for goodwill	(573,184)

Loss from discontinued operations	$(728,877)

4.	Sales of Assets

Fiscal 2005
      In March 2005, the Company completed the purchase and sale-leaseback of two buildings in Newport Beach, California. In August 2004, the Company exercised its approximate $60.0 million purchase option on these buildings under its then existing lease agreement. Concurrent with the payment of $60.0 million for the purchase option in March 2005, the Company sold the buildings to a third party for $110.0 million. Net cash proceeds from this transaction, after closing costs of approximately $1.0 million, were approximately $49.0 million. The net deferred gain on the sale was $43.6 million, excluding $5.4 million of leasehold improvements and other property associated with these buildings.
      The Company will continue to occupy one of the buildings under a ten year lease. The other building will be leased back by the Company for a period of 39 months, and Mindspeed will continue to occupy that space as a subtenant for the entire term of the lease. The net gain on the sale of $43.6 million has been deferred and is included in other long-term liabilities on the accompanying consolidated balance sheet, and will be recognized as a reduction to rent expense ratably over the terms of the respective leases. As of September 30, 2005, the unamortized deferred gain is $40.3 million, the future minimum lease payments on these buildings are $54.6 million, and the expected sublease income from Mindspeed is $11.3 million.
      In fiscal 2005, the Company sold its remaining common stock ownership in SiRF Technology Holdings, Inc. (SiRF), representing approximately 5.9 million shares, for net proceeds of $93.8 million, which resulted in a gain of $89.8 million.

Fiscal 2004
      In fiscal 2004, the Company sold a portion of its common stock ownership in SiRF after SiRF’s initial public offering in April 2004. The Company sold approximately 2.5 million shares in SiRF for net proceeds of $28.2 million, which resulted in a gain of $26.5 million. At September 30, 2004, the Company continued to hold approximately 5.9 million shares of common stock of SiRF as a short-term investment which was included in marketable securities.
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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2003
      In fiscal 2003, the Company sold certain manufacturing assets to Jazz Semiconductor, Inc. (Jazz) for $1.0 million payable over four quarters. A $4.8 million impairment loss was recognized on these assets.
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
      Marketable securities include asset-backed securities, mutual funds, corporate bonds, government securities and marketable equity securities. All of the Company’s marketable securities are classified as available for sale and are recorded at fair value, based upon quoted market prices. As of September 30, 2005, net unrealized losses of $9.7 million on these securities are included in accumulated other comprehensive income.
      Marketable securities consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
Short-Term Investments	Cost	Gains	Losses	Fair Value

	(In thousands)
September 30, 2005:
Corporate debt securities	$37,974	$—	$(40)	$37,934
Domestic government agency securities	58,137	2	(171)	57,968
Equity securities	52,524	—	(9,120)	43,404

	$148,635	$2	$(9,331)	$139,306

September 30, 2004:
Mutual funds	$10,837	$—	$(125)	$10,712
Corporate debt securities	2,274	—	(3)	2,271
Equity securities	56,524	93,533	—	150,057

	$69,635	$93,533	$(128)	$163,040

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The mutual fund holdings at September 30, 2004 were invested in adjustable rate mortgages and government agency securities.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
Long-Term Investments	Cost	Gains	Losses	Fair Value

	(In thousands)
September 30, 2005:
Domestic government agency securities	$15,964	$—	$(102)	$15,862
Corporate debt securities	22,910	—	(287)	22,623

	$38,874	$—	$(389)	$38,485

September 30, 2004:
Domestic government agency securities	$105,956	$—	$(800)	$105,156
Corporate debt securities	32,595	—	(147)	32,448

	$138,551	$—	$(947)	$137,604

      The Company’s long-term marketable securities principally have original contractual maturities from one to three years.
      The amortized cost and estimated fair value of debt securities and government agency securities at September 30, 2005, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized
	Cost	Fair Value

Due in 1 year or less	$96,111	$95,902
Due in 1 — 2 years	17,301	17,194
Due in 2 — 5 years	19,397	19,130
Due after 5 years	2,176	2,161

	$134,985	$134,387

6.	Skyworks Notes
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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
scheduled redemption date at the conversion price of $7.87 per share. On May 10, 2004, the Company received 5.7 million shares of Skyworks common stock in full satisfaction of the notes.

7.	Supplemental Financial Statement Data

Inventories
      Inventories at fiscal year-ends consist of the following (in thousands):

	2005	2004

Work-in-process	$61,535	$99,226
Finished goods	33,794	95,528

	$95,329	$194,754

      At September 30, 2005 and 2004, inventories are net of $44.8 million and $23.3 million, respectively, of allowances for excess and obsolete (E&O) inventories. In addition, at September 30, 2005, inventories are net of $6.7 million in lower of cost or market (LCM) reserves. Activity in the E&O inventory reserves for the years ended September 30, 2005 and 2004 was as follows (in thousands):

	2005	2004

E&O reserves, beginning of period	$23,319	$25,177
Additions	35,944	11,586
Release upon sales of product	(5,864)	(7,123)
Scrap	(11,319)	(3,792)
Standards adjustments and other	2,753	(2,529)

E&O reserves, end of period	$44,833	$23,319

      During the years ended September 30, 2005, 2004, and 2003, the Company sold $5.9 million, $7.1 million, and $10.9 million respectively, of reserved products which benefited gross margin in the associated period.
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
      Further, on a quarterly basis, the Company assesses the net realizable value of its inventories. When the estimated average selling price, plus costs to sell the inventory falls below cost, the Company adjusts its inventory to the current estimated market value. During the year ended September 30, 2005, the Company recorded $20.2 million in inventory charges to adjust certain Wireless Networking products to their estimated market value. Increases to this inventory reserve may be required based upon actual average selling prices and changes to the current estimates, which would impact the gross margin percentage in future periods. Activity

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in the LCM inventory reserves for the year ended September 30, 2005 was as follows (in thousands). There were no LCM reserves in fiscal 2004.

2005

LCM reserves, beginning of period	$—
Additions	20,179
Release upon sales of product	(6,175)
Standards adjustments and other	(7,265)

LCM reserves, end of period	$6,739

Property, Plant and Equipment
      Property, plant and equipment at fiscal year-ends consist of the following (in thousands):

	2005	2004

Land	$1,973	$1,960
Land and leasehold improvements	10,346	17,678
Buildings	34,610	35,133
Machinery and equipment	167,217	152,617
Construction in progress	2,825	178

	216,971	207,566
Accumulated depreciation and amortization	(166,271)	(151,825)

	$50,700	$55,741

Other Assets
      Other assets at fiscal year-ends consist of the following (in thousands):

	2005	2004

Investments	$61,083	$69,555
Other	35,117	44,608

	$96,200	$114,163

      Investments consist of non-marketable equity interests in early stage technology companies and the Company’s investment in Jazz.

Goodwill
      During fiscal 2005, goodwill was adjusted as follows (in thousands):

Goodwill, September 30, 2004	$708,544
Acquisitions	16,097
Adjustments to prior purchase price allocation(1)	(7,628)

Goodwill, September 30, 2005	$717,013

(1)	In the Merger, the Company acquired reserves for income tax contingencies for foreign income tax matters which arose due to items recorded in the income tax returns of the former GlobespanVirata

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries. During fiscal 2005, certain of these income tax contingencies were settled with the taxing authorities, and as a result, the amount of the liability in excess of the settlement amount, or $6.3 million, was reduced with a corresponding reduction to goodwill. In the fourth quarter of fiscal 2005, the Company realized a $0.4 million income tax refund related to R&D credits of the Amphion subsidiary. This amount was recorded as a reduction of goodwill as the deferred tax assets in the Amphion acquisition were assigned a zero fair value. Additionally, in the quarter ended March 31, 2005, as a result of subsequent decisions on the consolidation of facilities, the Company reduced certain restructuring and other facilities reserves established at the time of the Merger by a net of $0.9 million, with a corresponding reduction to goodwill.

Intangible Assets
      Intangible assets at fiscal year-ends consist of the following (in thousands):

	2005			2004

	Gross	Accumulated		Gross	Accumulated
	Asset	Amortization	Net	Asset	Amortization	Net

Developed technology	$146,146	$(54,133)	$92,013	$145,946	$(25,359)	$120,587
Customer base	4,660	(1,781)	2,879	2,050	(847)	1,203
Other intangible assets	21,888	(10,071)	11,817	20,908	(7,457)	13,451

	$172,694	$(65,985)	$106,709	$168,904	$(33,663)	$135,241

      Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	2006	2007	2008	2009	2010

Amortization expense	$30,701	$29,801	$29,333	$13,831	$3,043

Mindspeed Warrant
      The Company has a warrant to purchase 30 million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock at an exercise price of $3.408 per share through June 2013. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net each period. At September 30, 2005, the fair value of the Mindspeed warrant included on the accompanying consolidated balance sheet was $33.1 million. The warrant was valued using a Black-Scholes model with terms for portions of the warrant varying from 1 to 5 years, expected volatility of 90%, a risk-free interest rate of 4.0% and no dividend yield. Given current market conditions, the Company has determined that at this time, it does not have the ability to liquidate a portion of the warrant in the next twelve months. Consequently, all amounts are reflected as long-term on the accompanying consolidated balance sheet.
      The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Liabilities
      Other liabilities at fiscal year-ends consist of the following (in thousands):

	2005	2004

Deferred gains on sale-leaseback transactions	$48,557	$16,367
Employee benefit plan liabilities	14,982	19,038
Other	20,468	33,478

	$84,007	$68,883

Other (Income) Expense, Net
      Other (income) expense, net consists of the following (in thousands):

	2005	2004	2003

Investment and interest income	$(6,457)	$(7,742)	$(15,622)
Change in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes	—	6,292	(9,402)
Change in the fair value of the Mindspeed warrant	(7,147)	92,663	(30,230)
Gain on sales of investments	(91,285)	(24,071)	(8,618)
Equity in (earnings) losses of equity method investees	10,642	(14,422)	3,119
Write down of non-marketable investments	—	13,423	39,402
Other, net	(1,166)	2,957	(961)

Other (income) expense, net	$(95,413)	$69,100	$(22,312)

      In fiscal 2004, SiRF Technology Holdings, Inc. (SiRF) completed its initial public offering of shares of its common stock at a public offering price of $12.00 per share. The Company sold approximately 2.5 million shares in the SiRF offering for net proceeds of $28.2 million and recorded a related gain of $26.5 million. In fiscal 2005, the Company sold its remaining 5.9 million shares in SiRF for $93.8 million and recorded a $89.8 million gain. The gains in both years are included in gains on sales of investments above.
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
      In fiscal 2003, the Company sold two of its investments in early stage technology companies for cash of $15.0 million. A gain of $8.6 million was recognized on these sales.
      During fiscal 2004 and 2003, the Company recorded charges of $13.4 million and $39.4 million, respectively, to write down the carrying values of certain non-marketable investments to their estimated fair values (in most cases, zero). The investments consisted of equity interests in early stage technology companies which the Company had accounted for under the cost method. Management estimated the fair value of these investments based upon available financial and other information, including then-current and projected business prospects for the subject companies, and determined that the decline in the fair value of these investments was other than temporary.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes
      The components of the provision (benefit) for income taxes on continuing operations are as follows (in thousands):

	2005	2004	2003

Current:
United States	$—	$(12,890)	$(668)
Foreign	1,842	1,565	457
State and local	480	198	(134)

Total current	2,322	(11,127)	(345)

Deferred:
United States	—	254,286	—
Foreign	—	574	216

Total deferred	—	254,860	216

	$2,322	$243,733	$(129)

      The total provision (benefit) for income taxes is recorded as follows (in thousands):

	2005	2004	2003

Continuing operations	$2,322	$243,733	$(129)
Discontinued operations	—	—	462

	$2,322	$243,733	$333

      Deferred income tax assets and liabilities at fiscal year-ends consist of the tax effects of temporary differences related to the following (in thousands):

	2005	2004

Deferred tax assets:
Investments	$77,437	$64,781
Intangible assets	161,251	167,402
Capitalized research and development	290,330	117,635
Net operating losses	428,362	566,148
Research and development and investment credits	149,366	138,376
Other, net	151,475	130,980
Valuation allowance	(1,192,971)	(1,123,077)

Total deferred tax assets	65,250	62,245

Deferred tax liabilities:
Deferred state taxes	(65,250)	(62,245)

Total deferred tax liabilities	(65,250)	(62,245)

Net deferred tax assets	$—	$—

      In assessing the realizability of deferred tax assets, SFAS No. 109 establishes a more likely than not standard. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The valuation allowance as of September 30, 2005 and 2004 was $1.2 billion and $1.1 billion, respectively. The net change in the valuation allowance for fiscal 2005 was $69.9 million, which includes $4.4 million related to stock option exercises. The deferred tax assets include $430 million of deferred tax assets acquired in the Merger and $18 million of deferred tax assets, resulting from the exercise of stock options. To the extent the Company recognizes a future benefit from net deferred tax assets acquired in the Merger, the benefit will be recorded to goodwill. To the extent the Company obtains a tax benefit for the net operating losses attributable to the stock option exercises, such amounts will be recorded to shareholders’ equity.
      As of September 30, 2005, the Company has U.S. Federal net operating loss carryforwards of approximately $1.2 billion which expire at various dates through 2025 and aggregate state net operating loss carryforwards of approximately $483.6 million which expire at various dates through 2015. The Company also has U.S. Federal and state income tax credit carryforwards of approximately $74.8 million and $74.5 million, respectively. The U.S. Federal credits expire at various dates through 2023. The state credit carryforwards include California Manufacturers’ Investment Credits of approximately $17.0 million which expire at various dates through 2011, while the remaining state credits have no expiration date.
      Tax benefits from the exercise of stock options (including payments received from former affiliated companies, primarily Rockwell and Boeing, under tax allocation agreements) totaling $0.5 million and $0.4 million for fiscal 2004 and 2003, respectively, were credited directly to shareholders’ equity.
      During 2005, the Company and Rockwell received California sales tax refunds totaling $11.9 million that were received in lieu of claiming California Manufacturer’s Investment. Credits generated by the Company prior its spin-off from Rockwell. Pursuant to the Tax Allocation Agreement between the two companies, Rockwell and Conexant retained $10.6 million and $1.3 million, respectively of these sales tax refunds.
      A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision (benefit) for income taxes on continuing operations follows (in thousands):

	2005	2004	2003

U.S. Federal statutory tax at 35%	$(60,784)	$(105,321)	$8,202
State taxes, net of federal effect	(7,102)	(8,567)	(3,444)
U.S. and foreign income taxes on foreign earnings	5,834	(3,874)	(822)
Research and development credits	(8,014)	(9,682)	(7,876)
In-process research and development	—	56,286	—
Valuation allowance	74,287	314,569	3,569
Other	(1,899)	322	242

Provision (benefit) for income taxes	$2,322	$243,733	$(129)

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income (loss) before income taxes from continuing operations consists of the following components (in thousands):

	2005	2004	2003

United States	$(174,229)	$(318,097)	$19,160
Foreign	561	17,181	4,273

	$(173,668)	$(300,916)	$23,433

      Certain of the Company’s foreign income tax returns for the years 2001 through 2002 are currently under examination. Management believes that adequate provision for income taxes has been made for all years, and the results of the examinations will not have a material impact on the Company’s financial position, cash flows or results of operations.
      No provision has been made for U.S. Federal, state or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $21.0 million and $38.0 million of undistributed earnings of foreign subsidiaries as of September 30, 2005 and 2004, respectively, which have been or are intended to be permanently reinvested.

9.	Long-Term Debt
      The Company and its consolidated subsidiaries have three issues of convertible subordinated notes, including the 5.25% Convertible Subordinated Notes which were acquired in the Merger. At September 30, 2005, the components of convertible subordinated notes are as follows (in thousands):

4.0% Convertible Subordinated Notes due February 2007 with a conversion price of $42.43	$515,000
4.25% Convertible Subordinated Notes due May 2006 with a conversion price of $9.08	66,825
5.25% Convertible Subordinated Notes due May 2006 with a conversion price of $22.26	130,000

Total convertible subordinated notes	711,825
Less, current portion of convertible subordinated notes	(196,825)

Long-term portion of convertible subordinated notes	$515,000

      In February 2004 in connection with the Merger, the Company assumed $130.0 million principal of 5.25% Convertible Subordinated Notes, which are unsecured obligations of Conexant, Inc., are contractually subordinated in right of payment to all senior indebtedness of Conexant, Inc., and mature on May 15, 2006. The holders may convert the notes into shares of Conexant common stock at any time prior to maturity at a conversion price of $22.262 per share, subject to adjustment. Conexant, Inc., at its option, may redeem the notes at any time, in whole or in part, at the redemption price shown in the notes, plus accrued interest, if any.
      In February 2000, the Company issued $650.0 million principal amount of its 4% Convertible Subordinated Notes due February 2007 for net proceeds (after costs of issuance) of approximately $631.0 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each February 1 and August 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a conversion price of $42.432 per share, subject to adjustment for certain events. The notes may be redeemed at the Company’s option at a declining premium to par. During fiscal 2001 and 2003, the Company purchased $35.0 million and $100.0 million, respectively, principal amount of its 4% Convertible Subordinated Notes at prevailing market prices.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In May 1999, the Company issued $350.0 million principal amount of its 4.25% Convertible Subordinated Notes due May 2006 for net proceeds (after costs of issuance) of approximately $339.6 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each May 1 and November 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a conversion price of $9.075 per share, subject to adjustment for certain events. The notes may be redeemed at the Company’s option at a declining premium to par. During fiscal 2001, approximately $255.2 million principal amount of the Company’s 4.25% Convertible Subordinated Notes was converted into approximately 11.0 million shares of common stock at a cost to the Company of $42.6 million. During fiscal 2002, the Company exchanged 2.2 million shares of its common stock for approximately $28.0 million principal amount of its 4.25% Convertible Subordinated Notes. In connection with the exchanges in fiscal 2002, the Company recognized debt conversion costs of $10.4 million for the fair value of the shares issued in excess of the number of shares issuable in a conversion of the notes pursuant to their original terms.
      At September 30, 2005, the fair value of the convertible subordinated notes (based on quoted market prices) was approximately $694.2 million compared to their carrying value of $711.8 million.

10.	Commitments
      The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $21.1 million, $21.3 million and $16.8 million during fiscal 2005, 2004 and 2003, respectively.
      At September 30, 2005, future minimum lease payments under operating leases, excluding any sublease income, were as follows (in thousands):

Fiscal Year

2006	$33,975
2007	28,490
2008	22,618
2009	15,441
2010	15,337
Thereafter	77,220

Total future minimum lease payments	$193,081

      At September 30, 2005, the Company has many sublease arrangements on operating leases for terms ranging from near term to approximately 10 years. Aggregate scheduled sublease income based on current terms is approximately $35.7 million.
      The summary of future minimum lease payments includes an aggregate of $71.7 million of lease obligations that principally expire through fiscal 2021, which have been accrued for in connection with the Company’s restructuring actions (see Note 15) and previous actions taken by GlobespanVirata prior to the Merger.
      At September 30, 2005, the Company is contingently liable for approximately $7.2 million in operating lease commitments on facility leases that were assigned to Mindspeed and Skyworks at the time of their separation from the Company.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with acquisitions in fiscal 2004 and 2005, the Company is contingently liable for an aggregate of up to $6.0 million of milestone and earn-out payments through January of 2006. In addition, see Note 2 regarding the contingent amounts for the stock price guarantee in the Amphion acquisition.
      In connection with certain non-marketable equity investments, the Company may be required to invest up to an additional $5.7 million as of September 30, 2005.

11.	Mindspeed Credit Facility
      In connection with the spin-off of the Mindspeed Technologies business in June 2003, the Company entered into a senior secured revolving credit facility pursuant to which Mindspeed could have borrowed up to $50.0 million for working capital and general corporate purposes. On December 2, 2004, the Company and Mindspeed amended the credit facility. On December 8, 2004 Mindspeed completed a $46.0 million convertible subordinated note offering, thereby terminating the credit facility in accordance with the amended agreement.

12.	Contingencies

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
      IPO Litigation. In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc., (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. In June 2003, Conexant, Inc. and the named officers and directors entered into a memorandum of understanding outlining a settlement agreement with the plaintiffs that will, among other things, result in the dismissal with prejudice of all the claims against the former GlobeSpan, Inc. officers and directors. The final settlement was executed in June 2004. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement. The bar orders have since been modified. The settlement remains subject to a number of conditions and final approval. It is possible that the settlement will not be approved. Even if the settlement is approved, individual class members will have an opportunity to opt out of the class and to file their own lawsuits, and some may do so. In either event, the Company does not anticipate

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that the ultimate outcome of this litigation will have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.
      Texas Instruments, Inc. The Company’s Conexant, Inc. subsidiary has been involved in a dispute with Texas Instruments, Inc. (Texas Instruments) and Stanford University and its Board of Trustees, and Stanford University OTL, LLC (Stanford) (and collectively, the Defendants) over a group of patents (and related foreign patents) that Texas Instruments alleges are essential to certain industry standards for implementing ADSL technology. On June 12, 2003, Conexant, Inc. filed a complaint against Texas Instruments, Stanford University and its Board of Trustees, and Stanford University OTL, LLC (collectively, the Defendants) in the U.S. District Court of New Jersey. The complaint asserts, among other things, that the Defendants have violated the antitrust laws by creating an illegal patent pool, by manipulating the patent process and by abusing the process for setting industry standards related to ADSL technology. The complaint also asserts that the Defendants’ patents relating to ADSL are unenforceable, invalid and/or not infringed by Conexant, Inc. products. Conexant, Inc. is seeking, among other things, (i) a finding that the Defendants have violated the federal antitrust laws and treble damages based upon such a finding, (ii) an injunction prohibiting the Defendants from engaging in anticompetitive practices, (iii) a declaratory judgment that the claims of the Defendants’ ADSL patents are invalid, unenforceable, void, and/or not infringed by Conexant, Inc. and (iv) an injunction prohibiting the Defendants from pursuing patent litigation against Conexant, Inc. and its customers. On August 11, 2003 and September 9, 2003, the Defendants answered the complaint, denied Conexant, Inc.’s claims and filed counterclaims alleging that Conexant, Inc. has infringed certain of their ADSL patents. In addition to other relief, the Defendants are seeking to collect damages for alleged past infringement and to enjoin Conexant, Inc. from continuing to use the Defendant’s ADSL patents. The case has been bifurcated into a patent module and an antitrust module, with the patent module being tried first. Trial on the patent module will commence on January 4, 2006 in the U.S. District Court of New Jersey. Although the Company believes that Conexant, Inc. has strong arguments in favor of its position in this dispute, it can give no assurance that Conexant, Inc. will prevail on any of these grounds in litigation. If any such litigation is adversely resolved, Conexant, Inc. could be held responsible for the payment of damages and/or future royalties and/or have the sale of certain of Conexant, Inc. products stopped by an injunction, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.
      Class Action Suits. In December 2004 and January 2005, the Company and certain current and former officers were named as defendants in several complaints seeking monetary damages filed on behalf of all persons who purchased Company common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934 (the Exchange Act) by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases have now been consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al., are being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation. On September 1, 2005, the defendants filed their motion to dismiss the case. On November 23, 2005, the court granted the plaintiff’s motion to file a Second Amended Complaint, which was filed on December 5, 2005. Thereafter, the defendants plan to file a motion to dismiss the case, which motion will be due by February 6, 2006.
      In addition, in February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (“Plan”) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The defendants believe these charges are without merit and intend

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to vigorously defend the litigation. The plaintiff filed an Amended Complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case.
      Shareholder Derivative Suits. In January 2005, the Company and certain current and former directors and officers were named as defendants in purported shareholder derivative actions seeking monetary damages (now consolidated) in California Superior Court for the County of Orange, alleging that the defendants breached their fiduciary duties, abused control, mismanaged the Company, wasted corporate assets and unjustly enriched themselves. A similar lawsuit was filed in U.S. District Court of New Jersey in May 2005. On July 28, 2005, the California court approved a stay of the action filed in California pending the outcome of the motion to dismiss in Witriol v. Conexant, et al. The Company has negotiated a similar agreement with the plaintiffs in the New Jersey case, which has also been approved by the New Jersey court. Pursuant to the stay agreements, in the event that the parties in the Witriolcase engage in any negotiations, plaintiffs’ counsel in the derivative cases will be kept informed. The defendants believe the charges in theses cases are without merit and intend to vigorously defend the litigation.

Other
      The Company has been designated as a potentially responsible party and is engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. In addition, the Company is engaged in remediation of groundwater contamination at its former Newport Beach, California wafer fabrication facility. Management currently estimates the aggregate remaining costs for these remediations to be approximately $2.7 million and has accrued for these costs as of September 30, 2005.
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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Stock Options
      The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of September 30, 2005, approximately 57.0 million shares are available for grant under the stock option and long-term incentive plans. Stock options are generally granted with exercise prices at not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company has also assumed stock option plans in connection with business combinations.
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
      In connection with the Merger in February 2004, the Company issued 43.6 million options to purchase Conexant common stock in exchange for the stock options former GlobespanVirata employees held to purchase GlobespanVirata common stock, and in December 2004, the Company issued 0.6 million options to purchase Conexant common stock in exchange for the stock options former Paxonet employees held to purchase Paxonet common stock. (see Note 2 of Notes to Consolidated Financial Statements).

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock option activity follows (shares in thousands):

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	127,120	$4.78	81,089	$3.02	88,805	$3.90
Granted	35,342	1.51	19,984	7.16	16,529	3.13
Adjustments for the Mindspeed Spin	—	—	—	—	(1,451)	—
Assumed/exchanged in business combinations	590	0.87	43,602	3.45	—	—
Exercised	(831)	1.23	(8,015)	2.73	(8,320)	2.85
Cancelled	(51,026)	5.65	(9,540)	9.74	(14,474)	4.78

Outstanding at end of year	111,195	2.81	127,120	4.78	81,089	3.02

Exercisable at end of year	72,235	3.34	83,024	4.57	52,109	3.13

      The following table summarizes stock options outstanding at September 30, 2005 (shares in thousands):

	Outstanding			Exercisable

		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$0.20 - 1.48	11,845	5.07	$1.33	5,280	$1.29
1.49	29,069	7.25	1.49	3,736	1.49
1.50 - 2.60	8,379	3.90	2.12	5,671	2.29
2.63	16,105	3.19	2.63	16,094	2.63
2.63 - 2.76	1,143	1.52	2.68	1,142	2.68
2.76	7,269	5.69	2.76	6,357	2.76
2.77	6,142	2.80	2.77	6,136	2.77
2.78 - 3.44	3,775	3.66	3.11	3,217	3.10
3.45	14,407	4.13	3.45	14,339	3.45
3.45 - 96.93	13,061	3.66	6.99	10,263	7.44

0.20 - 96.93	111,195	4.09	2.81	72,235	3.34

      At September 30, 2005, of the 111.2 million stock options outstanding, approximately 80.9 million were held by current employees and directors of the Company, and approximately 30.3 million were held by employees of Rockwell, a former Rockwell business, or a former business of the Company (i.e. Mindspeed, Skyworks, etc.) who remain employed by one of these businesses.

Restricted Stock
      The Company’s long-term incentive plans also provide for awards of restricted shares of common stock and other stock-based incentive awards to officers and other employees and certain non-employees of the Company. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed period (generally within four years of the date of award) or, in certain cases, if prescribed performance criteria are not met. During fiscal 2003, the Company issued approximately 22,000 restricted shares of common stock

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
at weighted-average fair values per share of $2.06. No shares of restricted stock were granted in fiscal 2005 and 2004. The fair value of restricted stock awards is charged to expense over the vesting period. In fiscal 2003, the Company recorded compensation expense of $0.7 million for the value of restricted stock awards.

Directors Stock Plan
      The Company has a Directors Stock Plan which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the Directors Stock Plan, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. During fiscal 2005, 2004 and 2003, the Company issued approximately 8,400, 21,000 and 60,000 shares, respectively, of common stock and approximately 180,000, 380,000, and 460,000 options, respectively, under the Director Stock Plan. As of September 30, 2005, an aggregate of approximately 275,700 shares of the Company’s common stock are available for grant under the Directors Stock Plan.

Employee Stock Purchase Plan
      The Company has an employee stock purchase plan (ESPP) which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or on the purchase date. The Company has reserved 42.1 million shares for delivery under the ESPP. Under the ESPP, employees may authorize the Company to withhold up to 15% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 2,000 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally 6 months in duration, but may be terminated earlier under certain circumstances. During fiscal 2005, 2004 and 2003, the Company issued 4.4 million, 4.0 million and 1.7 million shares of common stock under the ESPP at weighted-average prices per share of $1.35, $1.88 and $1.19, respectively. The weighted average per share fair values of the employees’ purchase rights granted in fiscal 2005, 2004 and 2003 were $0.58, $0.85, and $0.51 using the Black-Scholes model. Other than an expected life of six months, assumptions used are consistent with those used for the Company’s stock options plans (see Note 1). At September 30, 2005, an aggregate of 25.8 million shares of the Company’s common stock are reserved for future purchases under the ESPP, of which 20.0 million shares become available in 2.5 million share annual increases, subject to the Board of Directors selecting a lower amount.

Performance Shares Plan
      In fiscal 2002, the Company reserved 4.0 million shares of common stock for issuance under an employee performance shares plans. During fiscal 2004 and 2003, the Company issued 256,987, and 75,674 shares of common stock at weighted-average per share prices of $6.31 and $1.25, respectively, under employee performance plans. No performance shares were issued in fiscal 2005. At September 30, 2005, approximately 3.2 million shares of the Company’s common stock are available for future grant, excluding approximately 0.2 million shares reserved for an executive’s expected fiscal 2005 performance award. Awards granted under the performance plans are generally subject to variable accounting.
      On November 2, 2005, the Company issued performance shares at a fair value of $2.16 per share to an executive in satisfaction of his fiscal 2005 performance share award granted under his employment agreement. The total fair value of the award was $0.6 million and was paid with 154,879 shares of common stock and cash.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Employee Benefit Plans

Retirement Savings Plans
      The Company sponsors 401(k) retirement savings plans that allow eligible U.S. employees to contribute a portion of their compensation, on a pre-tax or after-tax basis, subject to annual limits. The Company may match employee contributions in whole or part up to specified levels, and the Company may make an additional discretionary contribution at fiscal year-end, based on the Company’s performance. Prior to June 4, 2004, all Company contributions to the retirement savings plans were invested in shares of the Company’s common stock and were vested immediately. Since June 4, 2004, Company contributions are made in cash, and are allocated based on the employee’s current investment elections. Participants may choose to purchase shares of Company common stock as one of their investment options in the plan. Expense under the retirement savings plans was $5.2 million, $4.8 million and $3.7 million for fiscal 2005, 2004 and 2003, respectively.

Retirement Medical Plan
      The Company has a retirement medical plan which covers certain of its employees and provides for medical payments to eligible employees and dependents upon retirement. At the time of the spin-off from Rockwell, the Company ceased offering retirement medical coverage to active salaried employees. Effective January 1, 2003, the Company elected to wind-down this plan and it will be phased out after December 31, 2007. Retirement medical expense (credit), consisting principally of interest accrued on the accumulated retirement medical obligation and the effects of the wind-down of the plan beginning in fiscal 2003, was approximately $(3.4) million, $(3.2) million and $(1.5) million in fiscal 2005, 2004 and 2003, respectively.
      The following tables represent activity for the Retirement Medical Plan for the fiscal years ended September 30 (in millions):

	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$1.9	$3.8
Interest cost	0.1	0.1
Plan participants’ contributions	1.2	1.0
Amendments	0.7	—
Actuarial (gain) loss	—	(0.3)
Benefits paid	(2.3)	(2.7)

Benefit obligation at end of year	$1.6	$1.9

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1.1	1.6
Plan participants’ contributions	1.2	1.1
Benefits paid, including expenses	(2.3)	(2.7)

Fair value of plan assets at end of year	$—	$—

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004

Reconciliation of funded status to accrued benefit cost:
Funded status	$(1.6)	$(1.9)
Unrecognized net actuarial loss	4.9	6.7
Unrecognized prior service cost	(12.5)	(18.5)
Adjustment for fourth quarter contributions	0.2	—

Accrued benefit cost	$(9.0)	$(13.7)

Weighted average assumptions as of September 30:
Measurement date	06/30/05	06/30/04
Discount rate	3.00%	3.00%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A
Weighted average assumptions for net periodic benefit costs:
Discount rate	3.00%	3.25%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A
Components of net periodic benefit cost:
Interest cost	$0.1	$0.1
Amortization of prior service costs	(5.3)	(5.3)
Recognized net actuarial loss	1.8	1.9

Net periodic benefit cost	$(3.4)	$(3.3)

Expected benefit payouts:
2006	$0.8
2007	0.5
2008	0.1

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

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables represent activity for the VERP Plan for the fiscal years ended September 30 (in millions):

	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$22.3	$23.5
Interest cost	1.3	1.3
Actuarial (gain) loss	2.8	(0.5)
Benefits paid	(2.0)	(2.0)

Benefit obligation at end of year	$24.4	$22.3

Change in plan assets:
Fair value of plan assets at beginning of year	$14.2	$10.6
Actual return on plan assets	1.0	1.4
Employer contribution	2.4	4.2
Benefits paid, including expenses	(2.0)	(2.0)

Fair value of plan assets at end of year	$15.6	$14.2

Reconciliation of funded status to net amounts recognized:
Funded status	$(8.8)	$(8.1)
Unrecognized net actuarial loss	9.1	7.0
Adjustment for fourth quarter expenses	(0.2)	(0.3)
Adjustment for fourth quarter contributions	1.2	1.1

Net amount recognized	$1.3	$(0.3)

Amounts recognized in the statement of financial position:
Accrued benefit liability	$(7.6)	$(7.0)
Accumulated other comprehensive loss	8.9	6.7

Net amount recognized	$1.3	$(0.3)

Accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$24.4	$22.3
Accumulated benefit obligation	24.4	22.3
Fair value of plan assets at end of year	15.6	14.2
Weighted average assumptions as of September 30:
Measurement date	06/30/05	06/30/04
Discount rate	5.00%	6.25%
Expected return on plan assets	4.00%	4.00%
Rate of compensation increase	N/A	N/A
Weighted average assumptions for net periodic benefit costs:
Discount rate	6.25%	6.00%
Expected return on plan assets	4.00%	4.00%
Rate of compensation increase	N/A	N/A

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004

Unfunded accumulated benefit obligation at September 30:
Accumulated benefit obligation	$24.4	$22.3
Fair value of plan assets at end of year	15.6	14.2
Increase (decrease) in other comprehensive loss	2.2	(1.7)
Components of net periodic benefit cost:
Interest cost	$1.3	$1.3
Expected return on plan assets	(0.5)	(0.5)
Recognized net actuarial loss	0.2	0.3

Net periodic benefit cost	$1.0	$1.1

Weighted average asset allocation at September 30:
Asset Class
Domestic equity funds	67.4%	63.7%
Domestic fixed income funds	31.6%	35.1%
Other	1.0%	1.2%

Total	100.0%	100.0%

Expected benefit payouts:
2006	$1.9
2007	1.8
2008	1.7
2009	1.7
2010	1.7
2011 - 2015	8.1
      The Company’s expected contribution to the plan for fiscal 2006 is $1.5 million. Net pension expense was approximately $1.0 million, $1.2 million and $1.1 million for fiscal 2005, 2004 and 2003, respectively.

15.	Special Charges
      Special charges consist of the following (in thousands):

	2005	2004	2003

Asset impairments	$3,761	$5,435	$9,575
Restructuring charges	28,049	9,264	5,215
Integration charges	7,748	7,310	—
Other	6,419	10,792	3,589

	$45,977	$32,801	$18,379

Asset Impairments
      2005 Impairments — During fiscal 2005, the Company recorded impairment charges of $3.8 million, related primarily to leasehold improvements on operating properties that have been vacated as part of the Company’s restructuring actions.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      2004 Impairments — During fiscal 2004, the Company recorded impairment charges of $5.4 million, related to various Conexant operating assets which were determined to be redundant and no longer required as a result of the Merger and other subsequent actions. These assets have been abandoned.
      2003 Impairments — During fiscal 2003, the Company recorded impairment charges of $4.8 million, related to leasehold improvements associated with properties no longer occupied by the Company and other assets that management determined to abandon or scrap.
      In fiscal 2003, the Company sold certain manufacturing assets to Jazz for $1.0 million and recognized a $4.8 million impairment loss on these assets.

Restructuring Charges
      The Company has implemented a number of cost reduction initiatives since late fiscal 2001 to improve its operating cost structure. The cost reduction initiatives included workforce reductions, and the closure or consolidation of certain facilities, among other actions. The costs and expenses associated with the restructuring activities, except for the liabilities associated with the 2004 Merger Related Reorganization Plan (described below) that related to the employees and facilities of Conexant, Inc., are included in special charges in the accompanying consolidated statements of operations. The costs and expenses that relate to the employees and facilities of Conexant, Inc. have been recorded as acquired liabilities in the Merger and included as part of the purchase price allocation in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Business Combination” and SFAS No. 141 “Business Combinations”. Subsequent actions that impacted the employees and facilities of Conexant, Inc. have been included in special charges on the Company’s statements of operations.
      2005 Restructuring Action — In November 2004, the Company announced additional plans to reduce its operating expense level by the end of 2005. The components of this plan were a shift of product development resources to lower-cost regions and cost savings from continued Merger-related sales, general and administrative consolidation. During fiscal year 2005, the Company announced several operating site closures and further workforce reductions. In total, the Company notified approximately 255 employees of their involuntary termination, including approximately 175 domestic and 80 international employees. The Company recorded total charges of $19.7 million based on the estimates of the cost of severance benefits for the affected employees, and the estimated relocation benefits for those employees who have been offered and have commenced the relocation process. Additionally, the Company has recorded restructuring charges of $7.2 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, the Company recorded the present value of the future lease obligations, in excess of the expected future sublease income, using a discount rate of 8.0%, and will accrete the remaining approximate $9.0 million into expense over the remaining life of the leases. The non-cash facility accruals include $7.0 million of reclassifications of the deferred gains on the previous sale-leaseback of two facilities, and $6.6 million of reclassifications from earlier restructuring actions for another facility.
      Activity and liability balances recorded as part of the 2005 Restructuring Action through September 30, 2005 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$19,708	$7,244	$26,952
Non-cash items	(46)	13,629	13,583
Cash payments	(16,118)	(1,535)	(17,653)

Restructuring balance, September 30, 2005	$3,544	$19,338	$22,882

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      2004 Restructuring Actions — The Company approved several restructuring plans during fiscal 2004. In connection with the Merger, the Company began to formulate a plan which included workforce reductions and facility consolidation actions. This plan was communicated at the time of the Merger and has been completed (the 2004 Merger Related Restructuring and Reorganization Plans). During the fourth fiscal quarter of 2004, the Company announced additional workforce reduction and facility consolidation actions in response to lower than anticipated revenue levels.
      In connection with the Merger, the Company began to formulate the 2004 Merger Related Reorganization Plan which consisted primarily of workforce reductions to eliminate redundant positions and consolidation of worldwide facilities. The portions of the plan that pertained to Conexant, Inc. employees and facilities were recorded as acquired liabilities in the Merger and included as part of the purchase price allocation, in accordance with EITF 95-3 and SFAS No. 141. This plan consisted of an involuntary workforce reduction which affected approximately 35 employees of Conexant, Inc. These employees were located in the United States in sales and administrative functions. The charge associated with these workforce reductions of approximately $1.3 million was based upon estimates of the severance and fringe benefits for the affected employees, in addition to relocation benefits for others. The facility consolidation plan resulted in an initial charge of $13.5 million and included assumptions regarding sublease rates and time periods and other costs to prepare and sublease the applicable spaces. Additionally, at the date of the Merger, there had been a decline in the real estate market in certain geographic regions in which Conexant, Inc. had leased facilities. A portion of the facilities related charges represent adjustments to the fair market value rates of those leases. These non-cancelable lease commitments range from near term to 17 years in length. In fiscal 2004, the Company reduced the original facility consolidation charge by approximately $3.6 million and increased the workforce related charge by approximately $0.2 million as a result of finalizing the 2004 Merger Related Reorganization Plan and recorded these changes as adjustments to the purchase price allocation (goodwill). In fiscal 2005, as a result of finalizing facilities consolidation actions, the Company reduced its facilities reserves by a total of $1.2 million as adjustments to the purchase price allocation (goodwill). Additionally, in fiscal 2005, as a result of the final closure of a facility in Europe, $3.7 million of reserves were transferred from the 2004 Merger Related Reorganization Plan to the 2005 Restructuring Action.
      Activity and liability balances recorded as part of the 2004 Merger Related Reorganization Plan pertaining to Conexant, Inc. employees and facilities through September 30, 2005 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Recorded in purchase price allocation	$1,300	$13,509	$14,809
Adjusted to purchase price allocation	210	(3,554)	(3,344)
Cash payments	(536)	(788)	(1,324)

Restructuring balance, September 30, 2004	974	9,167	10,141
Adjusted to purchase price allocation	12	(4,967)	(4,955)
Cash payments	(986)	(855)	(1,841)

Restructuring balance, September 30, 2005	$—	$3,345	$3,345

      The portion of the 2004 restructuring actions pertaining to Conexant Systems, Inc. employees and facilities was recorded to special charges during fiscal 2004 (the 2004 Merger Related Restructuring Plan). Approximately 90 employees in the sales and administrative and information technology areas were involuntarily terminated shortly after the completion of the Merger, resulting in initial charges of $1.9 million, which was based upon estimates of severance benefits for the affected employees. These employees left the Company through December 2004. Additionally, in fiscal 2004, the Company recorded restructuring charges

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of $1.9 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. During fiscal 2005, one additional facility was vacated which resulted in an additional charge of $0.1 million in accordance with SFAS No. 146.
      During the fourth fiscal quarter of 2004, the Company announced additional workforce reduction actions in response to lower than anticipated revenue levels. The Company recorded an additional $5.1 million (for a total of $7.0 million in fiscal 2004) based on the estimates of the cost of severance benefits for the affected employees. An additional $1.5 million of net severance benefits were earned in fiscal 2005 based on the passage of time in the notification period, net of resignations and favorable adjustments of final settlement amounts. In total, the Company notified approximately 230 employees of their involuntary termination, including approximately 180 domestic and 50 international employees. The workforce reductions affected employees in all areas of the business and are complete.
      Activity and liability balances recorded as part of the 2004 Merger Related Restructuring Plan pertaining to Conexant Systems, Inc. employees and facilities and the additional fourth fiscal quarter of 2004 restructuring action through September 30, 2005 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$7,066	$1,877	$8,943
Cash payments	(2,368)	(281)	(2,649)

Restructuring balance, September 30, 2004	4,698	1,596	6,294
Charged to costs and expenses	1,504	(11)	1,493
Cash payments	(6,137)	(754)	(6,891)

Restructuring balance, September 30, 2005	$65	$831	$896

      2003 Corporate Restructuring Plan — In the fourth quarter of fiscal 2003, the Company initiated a workforce reduction, closed a design center and consolidated some facilities. The Company involuntarily terminated employees in the sales and administration areas and recorded charges aggregating $1.2 million based upon estimates of the cost of severance benefits for the affected employees. The Company also recorded restructuring costs of $2.8 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. In fiscal 2005, as a result of favorable sublease experience, the Company reduced its facilities reserve by $1.0 million.
      Activity and liability balances related to the 2003 Corporate Restructuring Plan through September 30, 2005 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$1,181	$2,830	$4,011
Cash payments	(364)	—	(364)

Restructuring balance, September 30, 2003	817	2,830	3,647
Charged to costs and expenses	350	98	448
Expense reversal	(81)	—	(81)
Cash payments	(1,086)	(933)	(2,019)

Restructuring balance, September 30, 2004	—	1,995	1,995
Charged to costs and expenses	—	(950)	(950)
Cash payments	—	(329)	(329)

Restructuring balance, September 30, 2005	$—	$716	$716

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      2002 Corporate and Manufacturing Restructuring Plan — During fiscal 2002, the Company initiated a reduction of its workforce throughout its operations primarily as a result of the divestiture of its Newport Beach wafer fabrication operations and Skyworks Spin. In connection with the fiscal 2002 corporate and manufacturing restructuring actions, the Company terminated approximately 120 employees and recorded charges aggregating $2.4 million based upon estimates of the cost of severance benefits for the affected employees. The Company completed these actions in fiscal 2002. In addition, the Company recorded restructuring charges of $12.5 million for costs associated with the consolidation of certain facilities and commitments under license obligations that management determined would not be used in the future.
      As part of the 2002 Corporate and Manufacturing Restructuring Plan, during the first quarter of fiscal 2003, the Company initiated a further workforce reduction affecting 58 employees and recorded additional charges of $1.9 million based upon estimates of the cost of severance benefits for the affected employees. During the third quarter of fiscal 2003, the Company revised its estimate of liabilities for severance benefits and facility costs due to unfavorable sublease experience to date, and charged an additional $1.5 million to restructuring. In the fourth quarter of 2003, the Company reversed $1.1 million of the estimated cost to settle the remaining commitment under a license obligation after its favorable resolution, and increased the estimate of remaining facility costs due to unfavorable sublease experience. In fiscal 2005, as a result of unfavorable sublease experience, the Company increased its facilities reserve by $0.6 million.
      Activity and liability balances related to the 2002 Corporate and Manufacturing Restructuring Plan through September 30, 2005 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$2,437	$12,519	$14,956
Cash payments	(1,664)	(431)	(2,095)

Restructuring balance, September 30, 2002	773	12,088	12,861
Charged to costs and expenses	2,898	888	3,786
Expense reversal	—	(1,100)	(1,100)
Cash payments	(3,173)	(3,930)	(7,103)

Restructuring balance, September 30, 2003	498	7,946	8,444
Expense reversal	(46)	—	(46)
Cash payments	(452)	(3,949)	(4,401)

Restructuring balance, September 30, 2004	—	3,997	3,997
Charged to costs and expenses	—	554	554
Cash payments	—	(3,561)	(3,561)

Restructuring balance, September 30, 2005	$—	$990	$990

      Through September 30, 2005, the Company has paid an aggregate of $66.8 million in connection with all of its restructuring plans and has remaining accrued restructuring and reorganization liabilities of $28.8 million. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2006 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire through fiscal 2021. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Integration Costs
      In fiscal 2005 and 2004, the Company incurred $7.7 million and $7.3 million of costs related to the integration efforts of the employees, customers, operations and other business aspects related to the Merger.

Other Special Charges
      Other special charges for fiscal 2005 principally consist of $3.2 million for settlements of legal matters, $2.3 million of non-employee stock option and warrant modification charges, and $0.9 million of other special charges.
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
      In connection with the Merger, the Company assumed loans originally made in 1999 by former GlobespanVirata, Inc. to certain executives of the Company. Upon maturation of these loans, in fiscal 2004, the full principal and interest amounts owed, aggregating approximately $3.5 million, were settled with the Company receiving $2.1 million in cash, taking back 0.5 million shares of common stock valued at $0.8 million, and canceling $0.6 million of other liabilities owing to those executives.

17.	Segment Information
      Net revenues by geographic area are presented based upon the country of destination. No other foreign country represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area were as follows (in thousands):

	2005	2004	2003

United States	$70,192	$82,508	$57,652
Other Americas	14,988	18,756	11,086

Total Americas	85,180	101,264	68,738
Taiwan	96,026	140,257	88,369
China	332,441	327,267	211,642
Other Asia-Pacific	124,186	200,674	96,101

Total Asia-Pacific	552,653	668,198	396,112
Japan	27,704	53,495	84,943
Europe, Middle East and Africa	57,202	78,897	50,184

	$722,739	$901,854	$599,977

      The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For fiscal 2005 and fiscal 2004, no customer accounted for 10% or more of net revenues, and for fiscal 2003, one customer (a foreign distributor) accounted for 11% of net revenues. No other customer accounted for 10% or more of the Company’s net revenues for fiscal 2003.

CONEXANT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net revenues by product lines are as follows (in thousands):

	2005	2004	2003

Broadband Access Products	$192,038	$254,581	$64,310
Broadband Media Processing Products	155,394	214,186	165,493
Universal and Voice Access Products	289,223	323,073	325,220
Wireless Networking Products and Other	86,084	110,014	44,954

	$722,739	$901,854	$599,977

      Long-lived assets consist of property, plant and equipment, marketable securities and other tangible assets. Long-lived assets by geographic area at fiscal year ends were as follows (in thousands):

	2005	2004	2003

United States	$76,270	$86,564	$63,027
Europe, Middle East and Africa	2,702	9,577	2,159
Other	6,845	4,209	1,609

	$85,817	$100,350	$66,795

18.	Subsequent Events
      On November 29, 2005, the Company completed an accounts receivable financing facility whereby it will sell, from time to time, certain accounts receivable to Conexant USA, LLC (Conexant USA), a special purpose entity, which is a consolidated subsidiary of the Company. Concurrently, Conexant USA entered into an $80.0 million credit agreement with a bank which is secured by the assets of Conexant USA. This credit agreement has a term of one year, with one year renewal periods at the sole discretion of the bank. Conexant USA is required to maintain certain minimum amounts on deposit (restricted cash) with the bank during the duration of the credit agreement. Borrowings under the credit agreement, which cannot exceed the lesser of 85% of the uncollected value of eligible accounts receivable which are eligible for coverage under the insurance policy for the receivables and $80.0 million, will bear interest equal to the 7-day LIBOR plus 0.6%. Additionally, the Company will pay an initial program fee and a final program fee and Conexant USA will pay 0.2% per annum for the unused portion of the line of credit. The credit agreement also requires the Company and its consolidated subsidiaries to comply with certain financial covenants, such as minimum levels of shareholders’ equity and cash and cash equivalents.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of
Conexant Systems, Inc.:
      We have audited the accompanying consolidated balance sheets of Conexant Systems, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive loss for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
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
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
November 30, 2005

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
To The Board of Directors and Shareholders of
Conexant Systems, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing above, that Conexant Systems, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Conexant Systems, Inc. and subsidiaries as of September 30, 2005 and our report dated November 30, 2005 expressed an unqualified opinion on those financial statements and the financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
November 30, 2005

Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.
PART III
      Certain information required by Part III is omitted from this Annual Report in that the Registrant will file its definitive Proxy Statement for the Annual Meeting of Shareowners to be held on February 22, 2006 pursuant to Regulation 14A of the Exchange Act (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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
      (d) We adopted our “Standards of Business Conduct”, a code of ethics that applies to all employees, including its executive officers. A copy of the Standards of Business Conduct is posted on our Internet site at www.conexant.com. In the event that we make any amendment to, or grant any waivers of, a provision of the Standards of Business Conduct that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.
      (e) Section 16(a) Beneficial Ownership Reporting Compliance — The information required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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
      (a)(1) Financial Statements
      The following consolidated financial statements of the Company for the fiscal year ended September 30, 2005 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity and Comprehensive Loss, Notes to Consolidated Financial Statements, and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
      (2) Supplemental Schedules
      Schedule II — Valuation and Qualifying Accounts
      All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.
      (3) Exhibits

Exhibits	Description

3-a-1	Amended and Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.a.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

3-a-2	Amended By-Laws of the Company, filed as Exhibit 3.(ii) to the Company’s Current Report on Form 8-K dated February 28, 2005, is incorporated herein by reference.

4-a-1	Rights Agreement, dated as of November 30, 1998, by and between the Company and Mellon Investor Services, L.L.C. (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-68755), is incorporated herein by reference.

4-a-2	First Amendment to Rights Agreement, dated as of December 9, 1999, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

4-b-1	Indenture, dated as of May 1, 1999, between the Company and Bank One Trust Company, National Association, as successor to The First National Bank of Chicago, as trustee, including the form of the Company’s 4 1/4% Convertible Subordinated Notes Due May 1, 2006 attached as Exhibit A thereto, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-82399), is incorporated herein by reference.

4-b-2	Indenture, dated as of February 1, 2000, between the Company and Bank One Trust Company, National Association, as trustee, including the form of the Company’s 4% Convertible Subordinated Notes Due February 1, 2007 attached as Exhibit A thereto, filed as Exhibit 4.04 to the Company’s Registration Statement on Form S-4 (Registration No. 333-96033), is incorporated herein by reference.

Exhibits	Description

4-b-3	Indenture, dated as of May 11, 2001, between GlobespanVirata, Inc. (now named Conexant, Inc.) and The Bank of New York (successor to United States Trust Company of New York), as Trustee, including the form of 5.25% Convertible Subordinated Note due 2006 of GlobespanVirata, Inc. attached as Exhibit A thereto, filed as Exhibit 4.1 to GlobespanVirata, Inc.’s Current Report on Form 8-K dated May 15, 2001 (File No. 000-26401), is incorporated herein by reference.

4-b-4	First Supplemental Indenture, dated as of February 27, 2004, between GlobespanVirata, Inc. (now named Conexant, Inc.) and The Bank of New York (successor to United States Trust Company of New York), as Trustee, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

*10-a-1	Conexant Systems, Inc. 1998 Stock Option Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-24923), is incorporated herein by reference.

*10-a-2	Copy of resolution of the Board of Directors of the Company, adopted March 1, 1999, amending the Company’s 1998 Stock Option Plan, filed as Exhibit 10-b-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-a-3	Forms of Stock Option Agreements under Rockwell’s 1988 Long-Term Incentives Plan for options granted after December 1, 1994, filed as Exhibit 10-d-7 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are incorporated herein by reference.

*10-a-4	Forms of Stock Option Agreements under Rockwell’s 1995 Long-Term Incentives Plan for options granted prior to December 3, 1997, filed as Exhibit 10-e-2 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are incorporated herein by reference.

*10-a-5	Forms of Stock Option Agreements under Rockwell’s 1995 Long-Term Incentives Plan for options granted between December 3, 1997 and August 31, 1998, filed as Exhibit 10-b-3 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), are incorporated herein by reference.

*10-a-6	Form of Stock Option Agreement under Rockwell’s 1995 Long-Term Incentives Plan for options granted on April 23, 1998, filed as Exhibit 10-b-4 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), is incorporated herein by reference.

*10-a-7	Form of Stock Option Agreement under Rockwell’s 1995 Long-Term Incentives Plan for options granted on August 31, 1998, filed as Exhibit 10-b-5 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), is incorporated herein by reference.

*10-a-8	Form of Stock Option Agreement under Rockwell’s Directors Stock Plan, filed as Exhibit 10-d to Rockwell’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 1-1035), is incorporated herein by reference.

*10-a-9	Copy of resolution of the Board of Directors of Rockwell, adopted November 6, 1996, adjusting outstanding awards under Rockwell’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 4-g-2 to Rockwell’s Registration Statement on Form S-8 (Registration No. 333-17055), is incorporated herein by reference.

*10-a-10	Copy of resolution of the Board of Directors of Rockwell, adopted September 3, 1997, adjusting outstanding awards under Rockwell’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 10-e-3 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 1-12383), is incorporated herein by reference.

*10-a-11	Copy of resolution of the Board of Directors of Rockwell, adopted December 2, 1998, assigning to the Company outstanding options to purchase shares of Company Common Stock, filed as Exhibit 4.f.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-70085), is incorporated herein by reference.

Exhibits	Description

*10-a-12	Copy of resolution of the Board of Directors of the Company, adopted November 30, 1998, assuming outstanding options to purchase shares of Company Common Stock, filed as Exhibit 4.f.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-70085), is incorporated herein by reference.
*10-b-1	Conexant Systems, Inc. 1999 Long-Term Incentives Plan, as amended, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-37918), is incorporated herein by reference.

*10-b-2	Copy of resolution of the Board of Directors of the Company, adopted April 20, 1999, amending the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10-c-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-b-3	Form of Stock Option Agreement under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

*10-b-4	Form of Restricted Stock Agreement (Performance Vesting) under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

*10-b-5	Form of Restricted Stock Agreement (Time Vesting) under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

*10-b-6	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on May 9, 2002, as amended June 13, 2002, in connection with the Skyworks Spin, filed as Exhibit 10-b-9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.

*10-b-7	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 13, 2002 in connection with the Skyworks Spin, filed as Exhibit 10-b-10 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.

*10-b-8	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed Spin, filed as Exhibit 10-b-11 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-b-9	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed Spin, filed as Exhibit 10-b-12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-c-1	Conexant Systems, Inc. Retirement Savings Plan, as amended, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-73142), is incorporated herein by reference.

*10-d-1	Copy of resolutions of the Board of Directors of the Company, adopted August 13, 1999 amending, among other things, the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10-e-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-e-1	Conexant Systems, Inc. Directors Stock Plan, as amended, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113395), is incorporated herein by reference.

*10-f-1	Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended, filed as Exhibit (D) (2) to the Company’s Amendment No. 2 to Schedule TO dated December 1, 2004, is incorporated herein by reference.

Exhibits	Description

*10-f-2	Resolutions adopted by the Board of Directors of the Company on February 25, 2004 with respect to the use of shares available under certain GlobespanVirata, Inc. stock plans for future grants under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, filed as Exhibit 4.5.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113595), is incorporated herein by reference.

*10-f-3	Form of Stock Option Agreement under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended, filed as Exhibit 10-f-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, is incorporated herein by reference.

*10-g-1	Conexant Systems, Inc. GlobespanVirata, Inc. 1999 Equity Incentive Plan, as amended, filed as Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113399), is incorporated herein by reference.

*10-h-1	Conexant Systems, Inc. GlobespanVirata, Inc. 1999 Supplemental Stock Option Plan, as amended, filed as Exhibit 4.5.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113399), is incorporated herein by reference.

*10-i-1	Conexant Systems, Inc. Amended and Restated GlobespanVirata, Inc. 1999 Stock Incentive Plan, as amended, filed as Exhibit 4.5.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113399), is incorporated herein by reference.

*10-j-1	Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-115983), is incorporated herein by reference.

*10-j-2	Form of Stock Option Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan, filed as Exhibit 10-j-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, is incorporated herein by reference.

*10-k-1	Employment Agreement dated December 15, 1998 filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

*10-k-2	Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10-k-1 hereto entered into by the Company with L.C. Brewster, D.E. O’Reilly and F.M. Rhodes, filed as Exhibit 10-f-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-k-3	Employment Agreement dated December 15, 1998 between the Company and D.W. Decker, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

*10-k-4	Agreement dated March 28, 2003 between the Company and B.S. Iyer, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference.**

*10-k-5	Employment Agreement dated as of December 18, 2002 by and between the Company and J.S. Blouin, filed as Exhibit 10-f-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-k-6	General Agreement dated as of September 30, 2003 by and between the Company and D.E. O’Reilly, filed as Exhibit 10-f-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-k-7	Employment Agreement between the Company and A. Geday dated as of January 15, 2004, filed as Exhibit 10.b to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

*10-k-8	Employment Agreement between the Company and F.M. Rhodes dated as of January 15, 2004, filed as Exhibit 10.c to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

*10-k-9	Employment Agreement between the Company and D.E. O’Reilly dated as of January 15, 2004, filed as Exhibit 10.e to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

Exhibits	Description

*10-k-10	Amendment dated as of February 27, 2004 to Employment Agreement between the Company and J.S. Blouin, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

*10-k-11	Employment Agreement between the Company and L.C. Brewster dated as of February 27, 2004, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

*10-k-12	Amendment dated November 12, 2004 between the Company and F.M. Rhodes to Employment Agreement dated as of January 15, 2004 between the Company and F.M. Rhodes, filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated November 15, 2004, is incorporated herein by reference.

*10-k-13	Amended and Restated Employment Agreement by and between the Company and D. W. Decker, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 14, 2005, is incorporated herein by reference.

*10-k-14	D. W. Decker Performance Share Award Grant Letter and Terms and Conditions, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 9, 2005, is incorporated herein by reference.

*10-k-15	Separation Agreement by and between the Company and A. Geday, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 22, 2004, is incorporated herein by reference.

*10-l-1	Conexant Systems, Inc. 2001 Performance Share Plan and related Performance Share Award Terms and Conditions, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-73858), is incorporated herein by reference.

10-m-1	Contribution and Distribution Agreement dated as of December 16, 2001, as amended as of June 25, 2002, by and between the Company and Washington Sub, Inc. (excluding schedules) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-m-2	Employee Matters Agreement dated as of June 25, 2002 by and among the Company, Washington Sub, Inc. and Alpha Industries, Inc. (excluding schedules) filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-m-3	Tax Allocation Agreement dated as of June 25, 2002 by and among the Company, Washington Sub, Inc. and Alpha Industries, Inc. (excluding schedules) filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-n-1	Distribution Agreement dated as of June 25, 2003, by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10-n-2	Employee Matters Agreement dated as of June 27, 2003 by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10-n-3	Tax Allocation Agreement dated as of June 27, 2003 by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10-o-1	Capacity & Reservation Deposit Agreement dated as of March 20, 2000 by and between the Company and UMC Group (USA), filed as Exhibit 10-k-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.**

10-o-2	Amendment No. 1 to Capacity & Reservation Deposit Agreement dated as of March 24, 2000 between the Company and UMC Group (USA), filed as Exhibit 10-k-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.

10-o-3	Amendment No. 2 to Capacity & Reservation Deposit Agreement dated as of August 1, 2000 between the Company and UMC Group (USA), filed as Exhibit 10-k-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.**

Exhibits	Description

10-o-4	Amendment No. 3 to Capacity & Reservation Deposit Agreement dated as of May 17, 2001 between the Company and UMC Group (USA), filed as Exhibit 10-k-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.**

10-o-5	Amendment No. 4 to Capacity & Reservation Deposit Agreement dated as of August 24, 2001 between the Company and UMC Group (USA), filed as Exhibit 10-k-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.**

10-o-6	Foundry Agreement dated as of July 27, 2000 by and between the Company and UMC Group (USA), filed as Exhibit 10-k-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.**

*10-p-1	Form of Indemnity Agreement between the Company and the directors and certain executives of the Company, filed as Exhibit 10-q-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, is incorporated herein by reference.

*10-p-2	Schedule identifying agreements substantially identical to the Form of Indemnity Agreement constituting Exhibit 10-p-1 hereto entered into by the Company and the directors and certain executives of the Company.

*10-q-1	Summary of Non-Employee Director Compensation and Benefits, filed as Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, is incorporated herein by reference.

10-r-1	Receivables Purchase Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and the Company, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 1, 2005.

10-r-2	Credit and Security Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and Wachovia Bank, National Association, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 1, 2005.

10-r-3	Servicing Agreement, dated as of November 29, 2005, by and between the Company and Conexant USA, LLC, filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 1, 2005.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
      (b) Exhibits
      See subsection (a) (3) above.
      (c) Financial Statement Schedules
      See subsections (a) (1) and (2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 8th day of December, 2005.

CONEXANT SYSTEMS, INC.

By:	/s/ Dwight W. Decker

Dwight W. Decker
Chairman of the Board and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 8th day of December, 2005 by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Dwight W. Decker Dwight W. Decker	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ J. Scott Blouin* J. Scott Blouin	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Donald R. Beall* Donald R. Beall	Director

/s/ Steven J. Bilodeau* Steven J. Bilodeau	Director

/s/ Dipanjan Deb* Dipanjan Deb	Director

/s/ F. Craig Farrill F. Craig Farrill	Director

/s/ Balakrishnan S. Iyer* Balakrishnan S. Iyer	Director

/s/ John W. Marren* John W. Marren	Director

/s/ D. Scott Mercer* D. Scott Mercer	Director

/s/ Jerre L. Stead* Jerre L. Stead	Director

/s/ Giuseppe Zocco* Giuseppe Zocco	Director

* By:	/s/ Dennis E. O’Reilly

Dennis E. O’Reilly
Attorney-in-Fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning	Costs and			Balance at
Description	of Year	Expenses		Deductions(1)	End of Year

	(In thousands)
Year ended September 30, 2005:
Allowance for doubtful accounts	$5,974	$(1,587)		$(584)	$3,803
Reserve for sales returns and allowances	9,474	24,179		(27,864)	5,789
Allowance for excess and obsolete inventories	23,319	35,944		(14,430)	44,833
Allowance for lower of cost or market inventories	—	20,179		(13,440)	6,739
Year ended September 30, 2004:
Allowance for doubtful accounts	$1,547	$4,475		$(48)	$5,974
Reserve for sales returns and allowances	1,891	14,504		(6,921)	9,474
Allowance for excess and obsolete inventories	25,177	11,586		(13,444)	23,319
Year ended September 30, 2003:
Allowance for doubtful accounts	$6,508	$(3,958	)(2)	$(1,003)	$1,547
Reserve for sales returns and allowances	2,660	3,636		(4,405)	1,891
Allowance for excess and obsolete inventories	23,401	14,451		(12,675)	25,177

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.

(2)	Additions charged to costs and expenses in the allowance for doubtful accounts reflect a credit balance recorded in fiscal 2003 resulting from reductions in the allowance account associated with overall collections experience more favorable than previously estimated.

EXHIBIT INDEX

Exhibits	Description

*10-p-2	Schedule identifying agreements substantially identical to the Form of Indemnity Agreement constituting Exhibit 10-p-1 hereto entered into by the Company and the directors and certain executives of the Company.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.