Form 10-Q
period 2005-12-31
CONEXANT SYSTEMS INC
filed 2006-02-03
CIK 1069353

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005*
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-24923
CONEXANT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	25-1799439 (I.R.S. Employer Identification No.)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of January 27, 2006, there were 475,705,792 shares of the registrant’s common stock outstanding.
* For presentation purposes of this Form 10-Q, references made to the December 31, 2005 period relate to the actual first fiscal quarter ended December 30, 2005.

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

CONEXANT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	December 31,	September 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$299,228	$202,704
Marketable securities	115,570	139,306
Restricted cash	7,500	—
Receivables, net of allowances of $2,218 and $3,803	84,586	87,240
Inventories	78,831	95,329
Other current assets	14,910	14,701

Total current assets	600,625	539,280
Property, plant and equipment, net	50,322	50,700
Goodwill	714,786	717,013
Intangible assets, net	98,803	106,709
Mindspeed warrant	28,826	33,137
Marketable securities – long-term	51,288	38,485
Other assets	93,441	96,200

Total assets	$1,638,091	$1,581,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$196,825	$196,825
Short-term debt	76,568	—
Accounts payable	108,041	108,957
Accrued compensation and benefits	30,085	27,505
Restructuring and reorganization liabilities	27,171	28,829
Other current liabilities	64,114	51,308

Total current liabilities	502,804	413,424
Long-term debt	515,000	515,000
Other liabilities	80,177	84,007

Total liabilities	1,097,981	1,012,431

Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 475,921 and 474,683 shares issued; and 474,639 and 473,500 shares outstanding	4,759	4,747
Treasury stock: 1,282 and 1,184 shares, at cost	(5,823)	(5,584)
Additional paid-in capital	4,653,724	4,657,901
Accumulated deficit	(4,077,437)	(4,053,166)
Accumulated other comprehensive loss	(34,807)	(22,012)
Notes receivable from stock sales	(306)	(304)
Unearned compensation	—	(12,489)

Total shareholders’ equity	540,110	569,093

Total liabilities and shareholders’ equity	$1,638,091	$1,581,524

See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2005	2004
Net revenues	$230,706	$140,621
Cost of goods sold (1)	134,953	133,465

Gross margin	95,753	7,156
Operating expenses:
Research and development(1)	64,359	72,541
Selling, general and administrative(1)	38,601	30,006
Amortization of intangible assets	7,907	8,293
Special charges	915	19,257

Total operating expenses	111,782	130,097

Operating loss	(16,029)	(122,941)
Interest expense	8,802	8,431
Other (income) expense, net	(1,276)	(11,186)

Loss before income taxes	(23,555)	(120,186)
Provision for income taxes	716	532

Net loss	$(24,271)	$(120,718)

Net loss per share — basic and diluted	$(0.05)	$(0.26)

Shares used in computing basic and diluted net loss per share	474,043	468,369

(1) These captions include non-cash employee stock-based compensation expense as follows (see Note 1):

	Three Months Ended
	December 31,
	2005	2004
Cost of goods sold	$298	$—
Research and development	5,290	2,245
Selling, general and administrative	8,728	744

Total	$14,316	$2,989

See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(24,271)	$(120,718)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effects of acquisitions:
Depreciation	4,433	4,838
Amortization of intangible assets	7,907	8,293
Reduction of provision for bad debt	(1,010)	(500)
Inventory provisions	1,724	45,001
Decrease (increase) in fair value of Mindspeed warrant	4,311	(14,773)
Losses of equity method investments	2,071	3,089
Gain on sale of equity securities	(3,837)	—
Stock-based compensation	14,316	2,989
Other non-cash items, net	(1,012)	(95)
Changes in assets and liabilities:
Receivables	3,664	92,824
Inventories	14,734	13,427
Accounts payable	(916)	(53,016)
Agere patent litigation settlement	—	(8,000)
Special charges and other restructuring related items	(5,297)	8,632
Accrued expenses and other current liabilities	12,069	(1,291)
Other	1,134	3,250

Net cash provided by (used in) operating activities	30,020	(16,050)

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(14,501)
Restricted cash	(7,500)	—
Proceeds from sales of equity securities and other assets	4,664	—
Purchases of marketable securities	(3,539)	(7,080)
Sales and maturities of marketable securities	2,455	34,170
Purchases of property, plant and equipment	(5,780)	(2,082)
Investments in businesses	(984)	(1,755)

Net cash (used in) provided by investing activities	(10,684)	8,752

Cash flows from financing activities:
Proceeds from short-term debt, net of expenses of $1,044	75,524	—
Proceeds from issuance of common stock	1,664	397
Repayment of notes receivable from stock sales	—	196

Net cash provided by financing activities	77,188	593

Net increase (decrease) in cash and cash equivalents	96,524	(6,705)
Cash and cash equivalents at beginning of period	202,704	139,031

Cash and cash equivalents at end of period	$299,228	$132,326

See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
Conexant Systems, Inc. (Conexant or the Company) designs, develops and sells semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for use in broadband communications applications that enable high-speed transmission, processing and distribution of audio, video, voice and data to and throughout homes and business enterprises worldwide. The Company’s access solutions connect people through personal communications access products such as personal computers, television set-top boxes and game consoles to audio, video, voice and data services over wireless and wire line broadband connections as well as over dial-up Internet connections. The Company’s central office solutions are used by service providers to deliver high-speed audio, video, voice and data services over copper telephone lines and fiber optic networks to homes and businesses around the globe. In addition, the Company’s media processing products enable the capture, display, storage, playback and transfer of audio and video content in applications throughout home and small office environments. The Company operates in one reportable segment.
Interim Reporting – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as special charges, necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
Fiscal Periods – For presentation purposes, references made to the periods ended December 31, 2005 and 2004, relate to the actual fiscal 2006 first quarter ended December 30, 2005 and the actual fiscal 2005 first quarter ended December 31, 2004, respectively.
Supplemental Cash Flow Information – Cash paid for interest was $4.8 million for each of the three months ended December 31, 2005 and 2004. Cash paid for income taxes for the three months ended December 31, 2005 and 2004 was $0.4 million and $0.3 million, respectively.
Revenue Recognition – The Company recognizes revenue when (1) the risk of loss has been transferred to the customer, (2) price and terms are fixed, (3) no significant vendor obligation exists, and (4) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have a contractual right of return or for whom the contractual terms were not enforced. Revenue with respect to these distributors is deferred until the purchased products are sold by the distributor to a third party. Other distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to estimate and establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists”. Development revenue is recognized when services are performed and was not significant for any of the periods presented.
Conexant has many distributor customers for whom revenue is recognized upon its shipment of product to them, as the contractual terms provide for no or limited rights of return. During the three months ended December 31, 2004, the Company determined that it was unable to enforce its contractual terms with three distribution customers. As a result, from October 1, 2004, the Company has deferred the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party. At December 31, 2005, deferred revenue for these three distributors was $6.0 million.
Shipping and Handling – In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, the Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Recent Accounting Pronouncements – In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the adoption of this FSP will have a material impact on its financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on October 1, 2006 and does not expect that the adoption will have a material impact on its financial position or results of operations.
Cash, Cash Equivalents and Marketable Securities – The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values. Short-term marketable securities consist of debt securities with original maturity dates between ninety days and one year, and equity securities of publicly-traded companies. Long-term marketable securities consist of debt securities with remaining maturity dates greater than one year for which management intends to reinvest those amounts on a long-term basis upon maturity. The Company’s marketable securities are classified as available-for-sale and are reported at fair value on the accompanying condensed consolidated balance sheets. The unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). Management determines the appropriate classification of debt securities at the time of purchase and reassesses the classification at each reporting date. Gains and losses on the sale of available-for-sale investments are determined using the specific-identification method.
Equity securities included in short-term marketable securities represent the Company’s common stock holdings in publicly-traded companies and are classified as short-term based on the Company’s ability and intent to liquidate the securities as necessary to meet liquidity requirements. The reported fair value of these equity securities is based on the quoted market prices of the securities at each reporting date. Based on the overall state of the stock market, the availability of buyers for the shares when the Company wants to sell, and other restrictions, at any point in time the amounts ultimately realized upon liquidation of these securities may be significantly different than the carrying value.
Total cash, cash equivalents and marketable securities at December 31, 2005 and September 30, 2005 are as follows (in thousands):

	December 31,	September 30,
	2005	2005
Cash and cash equivalents	$299,228	$202,704
Short-term marketable equity securities (6.2 million shares of Skyworks Solutions, Inc. at December 31, 2005 and September 30, 2005)	31,471	43,404
Short-term marketable debt securities (primarily domestic government agency securities and corporate debt securities)	84,099	95,902

Subtotal- short-term marketable securities	115,570	139,306

Long-term marketable securities (primarily domestic government agency securities and corporate debt securities)	51,288	38,485

Total cash, cash equivalents and marketable securities	$466,086	$380,495

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For all investment securities, unrealized losses that are other than temporary are recognized in net income (loss). The Company does not hold any securities for speculative or trading purposes.
Restricted Cash — Restricted cash represents amounts used to collateralize a consolidated subsidiary’s obligations under an $80 million credit facility with a bank. For further information regarding the line of credit, see Note 3.
Stock-Based Compensation — In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for prior interim periods or fiscal years. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company has elected to recognize compensation cost for all options with graded vesting granted on or after October 1, 2005 on a straight-line basis over the vesting period of the entire option. For options with graded vesting granted prior to October 1, 2005, the Company will continue to recognize compensation cost over the vesting period following the accelerated recognition method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” as if each underlying vesting date represented a separate option grant.
Prior to the adoption of SFAS No. 123(R), the Company accounted for employee stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, as permitted by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the intrinsic value method, the difference between the market price on the date of grant and the exercise price is charged to the statement of operations over the vesting period. Prior to the adoption of SFAS No. 123(R), the Company recognized compensation cost only for stock options issued with exercise prices set below market prices on the date of grant, which consisted principally of stock options granted to replace stock options of acquired businesses, and provided the necessary pro forma disclosures required under SFAS No. 123.
During the three months ended December 31, 2004, the Company recognized compensation expense of $3.0 million for stock options under APB Opinion No. 25, which was charged to the consolidated statement of operations. For the three months ended December 31, 2004, had stock-based compensation been accounted for based on the estimated grant date fair values, as defined by SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

Three Months Ended
December 31, 2004
Net loss, as reported	$(120,718)
Add: stock-based compensation expense included in reported net loss, net of tax	2,989
Deduct: stock-based compensation expense determined under fair value method, net of tax	(18,566)

Net loss, pro forma	$(136,295)

Net loss per share:
Basic — as reported	$(0.26)
Basic — pro forma	$(0.29)
Diluted — as reported	$(0.26)
Diluted — pro forma	$(0.29)
Under SFAS No. 123(R), the Company now records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after October 1, 2005 under the provisions of SFAS No. 123(R) and (ii) compensation cost for the unvested portion of options granted prior to October 1, 2005 over their remaining vesting periods using the amounts previously measured under SFAS No. 123 for pro forma disclosure purposes. During the three months ended December 31, 2005, the Company recognized compensation

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
expense of $13.2 million for stock options and $1.1 million for employee stock purchase plan awards in its consolidated statement of operations. Under the transition provisions of SFAS No. 123(R), the Company has recognized a cumulative effect of a change in accounting principle to reduce additional paid-in capital by $20.7 million, consisting of (i) the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005, primarily accounted for under APB Opinion No. 25, and (ii) the $8.2 million difference between the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005 for the options issued in the Company’s business combinations and the remaining unamortized grant-date fair value of these options, which also reduced goodwill.
Consistent with the valuation method for the disclosure-only provisions of SFAS No. 123, the Company is using the Black-Scholes-Merton model to value the compensation expense associated with stock-based awards under SFAS No. 123(R). In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options and employee stock purchase plan awards:

	Three Months Ended
	December 31, 2005	December 31, 2004
Stock option plans:
Expected dividend yield	0%	0%
Expected stock price volatility	75%	97%
Risk free interest rate	4.4%	3.6%
Average expected life (in years)	5.25	4.50
Stock purchase plan:
Expected dividend yield	0%	0%
Expected stock price volatility	79%	97%
Risk free interest rate	4.0%	4.2%
Average expected life (in years)	0.50	0.50
The expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.
Net Income (Loss) Per Share – Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and warrants and shares of stock issuable upon conversion of the Company’s convertible subordinated notes. The dilutive effect of stock options and warrants is computed under the treasury stock method, and the dilutive effect of convertible subordinated notes is computed using the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net income (loss) per share if their effect would be antidilutive.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive (in thousands):

	Three Months Ended
	December 31,
	2005	2004
Stock options and warrants	8,647	1,921
5.25% Convertible Subordinated Notes due May 2006	5,840	5,840
4.25% Convertible Subordinated Notes due May 2006	7,364	7,364
4.00% Convertible Subordinated Notes due February 2007	12,137	12,137

Total	33,988	27,262

2. Business Combinations
Paxonet Communications, Inc.
In December 2004, the Company acquired all of the outstanding capital stock of Paxonet Communications, Inc., a privately-held company headquartered in Fremont, California, with an engineering workforce primarily based in India. This acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company’s statements of operations include the results of Paxonet from the date of acquisition.
The aggregate purchase price for this acquisition was $14.8 million. Of this purchase price, approximately $0.3 million was allocated to net tangible assets, approximately $0.7 million was allocated to unearned compensation representing the intrinsic value of unvested stock options exchanged in the transaction, approximately $1.4 million was allocated to identifiable intangible assets, and the remaining $12.4 million was allocated to goodwill. The identifiable intangible assets are being amortized on a straight-line basis over their useful lives of between two and eight years, with a weighted-average life of approximately six years. The pro forma effect of this acquisition was not material to the Company’s results of operations for the three months ended December 31, 2004.
3. Supplemental Financial Information
Marketable Securities
Short-term, available-for-sale securities consist of the following (in thousands):

	Cost or	Gross Unrealized	Gross Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
December 31, 2005:
Corporate debt securities	$33,802	$—	$(37)	$33,765
Domestic government agency securities	50,437	—	(103)	50,334
Equity securities	52,524	—	(21,053)	31,471

	$136,763	$—	$(21,193)	$115,570

September 30, 2005:
Corporate debt securities	$37,974	$—	$(40)	$37,934
Domestic government agency securities	58,137	2	(171)	57,968
Equity securities	52,524	—	(9,120)	43,404

	$148,635	$2	$(9,331)	$139,306

The Company’s marketable equity securities at December 31, 2005 and September 30, 2005 consist of 6.2 million shares of Skyworks Solutions, Inc. common stock. The Company’s weighted average cost basis in these shares is $8.49 per share, and the market values at December 31, 2005 and September 30, 2005 were $5.09 and $7.02 per share, respectively. The market value of these securities has been less than the Company’s cost basis since January 2005. Based on the Company’s ability and intent to hold these shares for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005 or September 30, 2005.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-term, available-for-sale securities consist of the following (in thousands):

	Cost or	Gross Unrealized	Gross Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
December 31, 2005:
Domestic government agency securities	$25,826	$—	$(191)	$25,635
Corporate debt securities	25,954	—	(301)	25,653

	$51,780	$—	$(492)	$51,288

September 30, 2005:
Domestic government agency securities	$15,964	$—	$(102)	$15,862
Corporate debt securities	22,910	—	(287)	22,623

	$38,874	$—	$(389)	$38,485

The Company’s long-term marketable securities principally have original contractual maturities from one to three years.
Inventories
Inventories consist of the following (in thousands):

	December 31,	September 30,
	2005	2005
Work-in-process	$61,612	$61,535
Finished goods	17,219	33,794

	$78,831	$95,329

At December 31, 2005 and September 30, 2005, inventories are net of excess and obsolete (E&O) inventory reserves of $42.2 million and $44.8 million, respectively. In addition, at December 31, 2005 and September 30, 2005, inventories are net of lower of cost or market (LCM) reserves of $8.9 million and $6.7 million, respectively.
Goodwill
The changes in the carrying amount of goodwill for the three months ended December 31, 2005 was as follows (in thousands):

Goodwill at September 30, 2005	$717,013
Additions	6,000
Adjustments	(8,227)

Goodwill at December 31, 2005	$714,786

During the three months ended December 31, 2005, the Company recorded an $8.2 million adjustment to goodwill as a result of the adoption of SFAS No. 123(R) (see Note 1). The Company also recorded $6.0 million of additional goodwill during the three months ended December 31, 2005 related to earn-outs for previous business combinations.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2005			September 30, 2005
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Developed technology	$146,146	$(61,233)	$84,913	$146,146	$(54,133)	$92,013
Customer base	4,660	(1,998)	2,662	4,660	(1,781)	2,879
Other intangible assets	21,888	(10,660)	11,228	21,888	(10,071)	11,817

	$172,694	$(73,891)	$98,803	$172,694	$(65,985)	$106,709

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	Remainder
	of 2006	2007	2008	2009	2010	Thereafter
Amortization expense	$22,798	$29,801	$29,333	$13,831	$2,079	$961
Mindspeed Warrant
The Company has a warrant to purchase 30 million shares of Mindspeed Technologies, Inc. common stock at an exercise price of $3.408 per share through June 2013. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net each period. At December 31, 2005, the aggregate fair value of the Mindspeed warrant included on the accompanying condensed consolidated balance sheet was $28.8 million. The warrant was valued using the Black-Scholes-Merton model with expected terms for portions of the warrant varying from 1 to 5 years, expected volatility of 80%, a risk-free interest rate of 4.4% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying condensed consolidated balance sheet.
The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.
Short-Term Debt
On November 29, 2005, the Company established an accounts receivable financing facility whereby it will sell, from time to time, certain accounts receivable to Conexant USA, LLC, a special purpose entity which is a consolidated subsidiary of the Company. Concurrently, Conexant USA entered into an $80.0 million revolving credit agreement with a bank which is secured by the assets of Conexant USA. This credit agreement has a term of 364 days, with 364-day renewal periods at the sole discretion of the bank. Conexant USA is required to maintain certain minimum amounts on deposit (restricted cash) with the bank during the term of the credit agreement. Borrowings under the credit agreement, which cannot exceed the lesser of $80 million and 85% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables, will bear interest equal to the 7-day LIBOR plus 0.6%. Additionally, the Company paid an initial program fee, and Conexant USA has the obligation to pay a final program fee and 0.2% per annum for the unused portion of the line of credit. The credit agreement also requires certain financial measures of the Company and its consolidated subsidiaries to be satisfied, such as minimum levels of shareholders’ equity and cash and cash equivalents. At December 31, 2005, Conexant USA had $7.5 million of restricted cash and $90.1 million of accounts receivable, both of which serve as collateral under the credit agreement. At December 31, 2005, Conexant USA had borrowed $76.6 million under this credit agreement and was in compliance with all financial covenants.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-Term Debt
At December 31, 2005 and September 30, 2005, long-term debt consists of the following (in thousands):

5.25% Convertible Subordinated Notes due May 2006 with a conversion price of $22.26	$130,000
4.25% Convertible Subordinated Notes due May 2006 with a conversion price of $9.08	66,825
4.00% Convertible Subordinated Notes due February 2007 with a conversion price of $42.43	515,000

Total	711,825
Less: current portion of long-term debt	(196,825)

Long-term debt	$515,000

Other (Income) Expense, Net
Other (income) expense, net consists of the following (in thousands):

	Three Months Ended
	December 31,	December 31,
	2005	2004
Investment and interest income	$(3,265)	$(551)
Decrease (increase) in fair value of the Mindspeed warrant	4,311	(14,773)
Losses of equity method investments	2,071	3,089
Gains on sales of equity securities	(3,837)	—
Other	(556)	1,049

Other (income) expense, net	$(1,276)	$(11,186)

4. Shareholders’ Equity
The Company’s authorized capital consists of 1,000,000,000 shares of common stock, par value $0.01 per share, and 25,000,000 shares of preferred stock, without par value, of which 5,000,000 shares are designated as Series A junior participating preferred stock (the Junior Preferred Stock).
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
Stock Option Plans
The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of December 31, 2005, approximately 61.8 million shares are available for grant under the stock option and long-term incentive plans. Stock options are generally granted with exercise prices of not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A summary of stock option activity is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Shares	Average Exercise	Contractual	Value
	(in thousands)	Price Per Share	Term (in years)	(in thousands)
Outstanding, September 30, 2005	111,195	$2.81
Granted	526	2.18
Exercised	(1,083)	1.77
Canceled	(5,297)	4.80

Outstanding, December 31, 2005	105,341	$2.71	4.83	$81,494

Exercisable, December 31, 2005	70,743	$3.15	3.66	$72,943

The weighted average grant-date fair value of options granted during the three months ended December 31, 2005 was $1.43 per share. The total intrinsic value of options exercised during the three months ended December 31, 2005 was $0.6 million. The total cash received from employees as a result of stock option exercises was $1.7 million for the three months ended December 31, 2005.
At December 31, 2005, the total unrecognized fair value compensation cost related to unvested stock options and employee stock purchase plan awards was $44.1 million, which is expected to be recognized over a remaining weighted average period of approximately one year.
Directors Stock Plan
The Company has a Directors Stock Plan which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the Directors Stock Plan, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. During the three months ended December 31, 2005, no stock options or shares of common stock were issued under the Directors Stock Plan.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (ESPP) which allows eligible employees to purchase shares of the Company’s common stock at a price equal to 85% of the lower of fair market value at the beginning or end of each offering period. Under the ESPP, employees may authorize the Company to withhold up to 15% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 2,000 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally six months in duration, but may be terminated earlier under certain circumstances.
At December 31, 2005, approximately 27.3 million shares of the Company’s common stock were reserved for future issuance under the ESPP, of which 17.5 million shares become available in 2.5 million share annual increases, subject to the Board of Directors selecting a lower amount.
Performance Share Plan
The Company has a Performance Share Plan. On November 2, 2005, the Company issued performance shares at a fair value of $2.16 per share to an executive in satisfaction of his fiscal 2005 performance share award granted under his employment agreement. The total fair value of the award was $0.6 million and was paid with 154,879 shares of common stock and cash. At December 31, 2005, approximately 3.3 million shares of the Company’s common stock are available for issuance under this plan.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. Commitments and Contingencies
Lease Commitments
The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $4.3 million and $5.7 million for the three months ended December 31, 2005 and 2004, respectively.
At December 31, 2005, future minimum lease payments under operating leases, excluding any sublease income, were as follows (in thousands):

Fiscal Year
Remainder of 2006	$24,969
2007	28,490
2008	22,618
2009	15,441
2010	15,337
Thereafter	77,220

Total future minimum lease payments	$184,075

At December 31, 2005, the Company has many sublease arrangements on operating leases for terms ranging from near term to approximately 10 years. Aggregate scheduled sublease income based on current terms is approximately $35.7 million.
The summary of future minimum lease payments includes an aggregate gross amount of $67.6 million of lease obligations that principally expire through fiscal 2021, which have been accrued for in connection with the Company’s reorganization and restructuring actions (see Note 7) and previous actions taken by GlobespanVirata, Inc. prior to its merger with the Company in February 2004.
At December 31, 2005, the Company is contingently liable for approximately $6.6 million in operating lease commitments on facility leases that were assigned to Mindspeed and Skyworks Solutions, Inc. at the time of their separation from the Company.
Legal Matters
Certain claims have been asserted against the Company, including claims alleging the use of the intellectual property rights of others in certain of the Company’s products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the adjudication of such claims through arbitration or litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably for the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted and taking into account the Company’s reserves for such matters, management believes the disposition of such matters will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.
IPO Litigation – In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc., (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. In June 2003, Conexant, Inc. and the named officers and directors entered into a memorandum of understanding outlining a settlement agreement with the plaintiffs that will, among other things, result in the dismissal with prejudice of all the claims against the former GlobeSpan, Inc. officers and directors. The final settlement was executed in June 2004. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement. The bar orders have since been modified. The settlement remains subject to a number of conditions and final approval. It is possible that the settlement will not be approved. Even if the settlement is approved, individual class members will have an opportunity to opt out of the class and to file their own lawsuits, and some may do so. In either event, the Company does not anticipate that the ultimate outcome of this litigation will have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.
Texas Instruments, Inc. – The Company’s Conexant, Inc. subsidiary has been involved in a dispute with Texas Instruments, Inc., Stanford University and its Board of Trustees, and Stanford University OTL, LLC (collectively, the Defendants) over a group of patents (and related foreign patents) that Texas Instruments alleges are essential to certain industry standards for implementing ADSL technology. On June 12, 2003, Conexant, Inc. filed a complaint against the Defendants in the U.S. District Court of New Jersey. The complaint asserts, among other things, that the Defendants have violated the antitrust laws by creating an illegal patent pool, by manipulating the patent process and by abusing the process for setting industry standards related to ADSL technology. The complaint also asserts that the Defendants’ patents relating to ADSL are unenforceable, invalid and/or not infringed by Conexant, Inc. products. Conexant, Inc. is seeking, among other things, (i) a finding that the Defendants have violated the federal antitrust laws and treble damages based upon such a finding, (ii) an injunction prohibiting the Defendants from engaging in anticompetitive practices, (iii) a declaratory judgment that the claims of the Defendants’ ADSL patents are invalid, unenforceable, void, and/or not infringed by Conexant, Inc. and (iv) an injunction prohibiting the Defendants from pursuing patent litigation against Conexant, Inc. and its customers. On August 11, 2003 and September 9, 2003, the Defendants answered the complaint, denied Conexant, Inc.’s claims and filed counterclaims alleging that Conexant, Inc. has infringed certain of their ADSL patents. In addition to other relief, the Defendants are seeking to collect damages for alleged past infringement and to enjoin Conexant, Inc. from continuing to use the Defendants’ ADSL patents. The case has been bifurcated into a patent module and an antitrust module, with the patent module being tried first. Trial on the patent module commenced on January 4, 2006 in the U.S. District Court of New Jersey. Although the Company believes that Conexant, Inc. has strong arguments in favor of its position in this dispute, it can give no assurance that Conexant, Inc. will prevail in the litigation. If the litigation is adversely resolved, Conexant, Inc. could be held responsible for the payment of damages and/or future royalties and/or have the sale of certain of Conexant, Inc. products stopped by an injunction, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Class Action Suits – In December 2004 and January 2005, the Company and certain current and former officers and directors were named as defendants in several complaints seeking monetary damages filed on behalf of all persons who purchased Company common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934 by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases have now been consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al., are being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation. On September 1, 2005, the defendants filed their motion to dismiss the case. On November 23, 2005, the court granted the plaintiff’s motion to file a second amended complaint, which was filed on December 5, 2005. The defendants plan to file an amended motion to dismiss the case, which motion will be due by February 6, 2006.
In addition, in February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The defendants believe these charges are without merit and intend to vigorously defend the litigation. The plaintiff filed an amended complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply is due on February 17, 2006.
Shareholder Derivative Suits – In January 2005, the Company and certain current and former directors and officers were named as defendants in purported shareholder derivative actions seeking monetary damages (now consolidated) in the California Superior Court for the County of Orange, alleging that the defendants breached their fiduciary duties, abused control, mismanaged the Company, wasted corporate assets and unjustly enriched themselves. A similar lawsuit was filed in the U.S. District Court of New Jersey in May 2005. On July 28, 2005, the California court approved a stay of the actions filed in California pending the outcome of the motion to dismiss in Witriol v. Conexant, et al. The Company has negotiated a similar stay agreement with the plaintiffs in the New Jersey case, which has also been approved by the New Jersey court. Pursuant to the stay agreements, in the event that the parties in the Witriol case engage in any negotiations, plaintiffs’ counsel in the derivative cases will be kept informed. The defendants believe the charges in theses cases are without merit and intend to vigorously defend the litigation.
Guarantees and Indemnifications
The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell International Corporation, the Company assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz Semiconductor, Inc., the Company agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.
In connection with the Company’s acquisition of Amphion Semiconductor, the Company guaranteed the value of the 600,000 shares issued to the former Amphion shareholders for a defined period through June 29, 2006 (subject to certain conditions and elections). The guaranty is subject to adjustment for any stock split, stock dividend, recapitalization, merger or similar transaction. In the event that the market price of the Conexant common stock does not equal or exceed $10.00 for at least five consecutive trading days during this period, Conexant would be required to make an additional payment (in cash or additional shares of common stock at Conexant’s option) to former Amphion shareholders for the difference between the $10.00 and the market price per share of such shares as of specified dates.
The duration of the Company’s guarantees and indemnities varies, and in many cases is indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. Product warranty costs are not significant.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Other
The Company has been designated as a potentially responsible party and is engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. In addition, the Company is engaged in remediation of groundwater contamination at its former Newport Beach, California wafer fabrication facility. Management currently estimates the aggregate remaining costs for these remediations to be approximately $2.6 million and has accrued for these costs as of December 31, 2005.
In connection with certain non-marketable equity investments, the Company may be required to invest up to an additional $4.9 million as of December 31, 2005. These additional investments are subject to capital calls, and a decision by the Company not to participate would result in an impairment of the investments.
6. Comprehensive Loss
Comprehensive loss consists of the following (in thousands):

	Three Months Ended
	December 31,	December 31,
	2005	2004
Net loss	$(24,271)	$(120,718)
Other comprehensive income (loss):
Foreign currency translation adjustments	(901)	1,628
Unrealized losses on available-for-sale securities	(11,967)	(15,464)
Minimum pension liability adjustments	73	87

Other comprehensive loss	(12,795)	(13,749)

Comprehensive loss	$(37,066)	$(134,467)

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,	September 30,
	2005	2005
Foreign currency translation adjustments	$(4,321)	$(3,420)
Unrealized losses on available-for-sale securities	(21,685)	(9,718)
Minimum pension liability adjustments	(8,801)	(8,874)

Accumulated other comprehensive loss	$(34,807)	$(22,012)

7. Special Charges
Special charges consist of the following (in thousands):

	Three Months Ended
	December 31,	December 31,
	2005	2004
Restructuring charges	$930	$11,971
Integration (credits) charges	(400)	3,525
Asset impairments	85	455
Other	300	3,306

	$915	$19,257

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restructuring Charges
The Company has implemented a number of cost reduction initiatives since late fiscal 2001 to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions. The costs and expenses associated with the restructuring activities, except for the liabilities associated with the 2004 Merger Related Reorganization Plan (described below) that related to the employees and facilities of GlobespanVirata, are included in special charges in the accompanying consolidated statements of operations. The costs and expenses that relate to the employees and facilities of GlobespanVirata have been recorded as acquired liabilities in the merger and included as part of the purchase price allocation in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Business Combination,” and SFAS No. 141, “Business Combinations”. In May 2004, the GlobespanVirata subsidiary was renamed Conexant, Inc. Subsequent actions that impacted the employees and facilities of Conexant, Inc. have been included in special charges in the Company’s consolidated statements of operations.
2006 Restructuring Action – In November 2005, the Company announced an operating site closure and further workforce reductions. In total, the Company notified approximately 20 domestic employees of their involuntary termination. During the three months ended December 31, 2005, the Company recorded total charges of $0.3 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who have been offered and have commenced the relocation process.
Activity and liability balances recorded as part of the 2006 Restructuring Action through December 31, 2005 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$278	$—	$278
Cash payments	(5)	—	(5)

Restructuring balance, December 31, 2005	$273	$—	$273

2005 Restructuring Action – In November 2004, the Company announced plans to further reduce its operating expense level by the end of 2005. The components of this plan were a shift of product development resources to lower-cost regions and cost savings from continued merger-related sales, general and administrative consolidation. During fiscal year 2005, the Company announced several operating site closures and workforce reductions. In total, the Company notified approximately 255 employees of their involuntary termination, including approximately 175 domestic and 80 international employees. The Company recorded charges of $19.7 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who have been offered and have commenced the relocation process. Additionally, the Company has recorded charges of $7.2 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, the Company recorded the present value of the future lease obligations, in excess of the expected future sublease income, using a discount rate of 8.0%, and will accrete the remaining approximate $8.7 million into expense over the remaining terms of the leases. The non-cash facility accruals include $7.0 million of reclassifications of the deferred gains on the previous sale-leaseback of two facilities and $6.6 million of reclassifications from earlier restructuring actions for another facility. During the three months ended December 31, 2005, the Company increased its facilities related charges by $0.3 million as a result of the accretion of rent expense and increased its workforce related charges by $0.2 million.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Activity and liability balances recorded as part of the 2005 Restructuring Action through December 31, 2005 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$19,708	$7,244	$26,952
Non-cash items	(46)	13,629	13,583
Cash payments	(16,118)	(1,535)	(17,653)

Restructuring balance, September 30, 2005	3,544	19,338	22,882
Charged to costs and expenses	191	346	537
Reclassification to accrued compensation and benefits	1,899	—	1,899
Cash payments	(1,626)	(1,675)	(3,301)

Restructuring balance, December 31, 2005	$4,008	$18,009	$22,017

2004 Restructuring Actions — The Company approved several restructuring plans during fiscal 2004. In connection with its merger with GlobespanVirata, the Company began to formulate a plan which included workforce reductions and facility consolidation actions. This plan was communicated at the time of the merger and has been completed (the 2004 Merger Related Restructuring and Reorganization Plans). During the fourth fiscal quarter of 2004, the Company announced additional workforce reduction and facility consolidation actions in response to lower than anticipated revenue levels.
In connection with its merger with GlobespanVirata, the Company began to formulate the 2004 Merger Related Reorganization Plan which consisted primarily of workforce reductions to eliminate redundant positions and consolidation of worldwide facilities. The portions of the plan that pertained to Conexant, Inc. employees and facilities were recorded as acquired liabilities in the merger and included as part of the purchase price allocation, in accordance with EITF Issue No. 95-3 and SFAS No. 141. This plan consisted of an involuntary workforce reduction which affected approximately 35 employees of Conexant, Inc. These employees were located in the United States in sales and administrative functions. The charge associated with these workforce reductions of approximately $1.3 million was based upon estimates of the severance and fringe benefits for the affected employees, in addition to relocation benefits for others. The facility consolidation plan resulted in an initial charge of $13.5 million and included assumptions regarding sublease rates and time periods and other costs to prepare and sublease the applicable spaces. Additionally, at the date of the merger, there had been a decline in the real estate market in certain geographic regions in which Conexant, Inc. had leased facilities. A portion of the facilities related charges represent adjustments to the fair market value rates of those leases. These non-cancelable lease commitments range from near term to 17 years in length. In fiscal 2004, the Company reduced the original facility consolidation charge by approximately $3.6 million and increased the workforce related charge by approximately $0.2 million as a result of finalizing the 2004 Merger Related Reorganization Plan and recorded these changes as adjustments to the purchase price allocation (goodwill). In fiscal 2005, as a result of finalizing facilities consolidation actions, the Company reduced its facilities reserves by a total of $1.2 million as adjustments to the purchase price allocation (goodwill). Additionally, in fiscal 2005, as a result of the final closure of a facility in Europe, $3.7 million of reserves were transferred from the 2004 Merger Related Reorganization Plan to the 2005 Restructuring Action. During the three months ended December 31, 2005, the Company decreased its facilities related charges by $0.1 million.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Activity and liability balances recorded as part of the 2004 Merger Related Reorganization Plan pertaining to Conexant, Inc. employees and facilities through December 31, 2005 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Recorded in purchase price allocation	$1,300	$13,509	$14,809
Adjusted to purchase price allocation	210	(3,554)	(3,344)
Cash payments	(536)	(788)	(1,324)

Restructuring balance, September 30, 2004	974	9,167	10,141
Adjusted to purchase price allocation	12	(4,967)	(4,955)
Cash payments	(986)	(855)	(1,841)

Restructuring balance, September 30, 2005	—	3,345	3,345
Credited to costs and expenses	—	(55)	(55)
Cash payments	—	(141)	(141)

Restructuring balance, December 31, 2005	$—	$3,149	$3,149

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
During the fourth fiscal quarter of 2004, the Company announced additional workforce reduction actions in response to lower than anticipated revenue levels. The Company recorded an additional $5.1 million (for a total of $7.0 million in fiscal 2004) based on the estimates of the cost of severance benefits for the affected employees. An additional $1.5 million of net severance benefits was earned in fiscal 2005 based on the passage of time in the notification period, net of resignations and favorable adjustments of final settlement amounts. In total, the Company notified approximately 230 employees of their involuntary termination, including approximately 180 domestic and 50 international employees. The workforce reductions affected employees in all areas of the business and are complete. During the three months ended December 31, 2005, the Company increased its workforce related charges by $0.2 million.
Activity and liability balances recorded as part of the 2004 Merger Related Restructuring Plan pertaining to Conexant Systems, Inc. employees and facilities and the additional fourth fiscal quarter of 2004 restructuring action through December 31, 2005 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$7,066	$1,877	$8,943
Cash payments	(2,368)	(281)	(2,649)

Restructuring balance, September 30, 2004	4,698	1,596	6,294
Charged to costs and expenses	1,504	(11)	1,493
Cash payments	(6,137)	(754)	(6,891)

Restructuring balance, September 30, 2005	65	831	896
Charged to costs and expenses	170	—	170
Cash payments	(224)	(183)	(407)

Restructuring balance, December 31, 2005	$11	$648	$659

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Activity and liability balances related to the 2003 Corporate Restructuring Plan through December 31, 2005 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$1,181	$2,830	$4,011
Cash payments	(364)	—	(364)

Restructuring balance, September 30, 2003	817	2,830	3,647
Charged to costs and expenses	350	98	448
Credited to costs and expenses	(81)	—	(81)
Cash payments	(1,086)	(933)	(2,019)

Restructuring balance, September 30, 2004	—	1,995	1,995
Credited to costs and expenses	—	(950)	(950)
Cash payments	—	(329)	(329)

Restructuring balance, September 30, 2005	—	716	716
Cash payments	—	(144)	(144)

Restructuring balance, December 31, 2005	$—	$572	$572

2002 Corporate and Manufacturing Restructuring Plan — During fiscal 2002, the Company initiated a reduction of its workforce throughout its operations primarily as a result of the divestiture of its Newport Beach wafer fabrication operations and the spin-off and merger of its wireless communications business with Alpha Industries, Inc. to form Skyworks Solutions, Inc. In connection with the fiscal 2002 corporate and manufacturing restructuring actions, the Company terminated approximately 120 employees and recorded charges aggregating $2.4 million based upon estimates of the cost of severance benefits for the affected employees. The Company completed these actions in fiscal 2002. In addition, the Company recorded restructuring charges of $12.5 million for costs associated with the consolidation of certain facilities and commitments under license obligations that management determined would not be used in the future.
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

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Activity and liability balances related to the 2002 Corporate and Manufacturing Restructuring Plan through December 31, 2005 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$2,437	$12,519	$14,956
Cash payments	(1,664)	(431)	(2,095)

Restructuring balance, September 30, 2002	773	12,088	12,861
Charged to costs and expenses	2,898	888	3,786
Expense reversal	—	(1,100)	(1,100)
Cash payments	(3,173)	(3,930)	(7,103)

Restructuring balance, September 30, 2003	498	7,946	8,444
Credited to costs and expenses	(46)	—	(46)
Cash payments	(452)	(3,949)	(4,401)

Restructuring balance, September 30, 2004	—	3,997	3,997
Charged to costs and expenses	—	554	554
Cash payments	—	(3,561)	(3,561)

Restructuring balance, September 30, 2005	—	990	990
Cash payments	—	(489)	(489)

Restructuring balance, December 31, 2005	$—	$501	$501

Through December 31, 2005, the Company has paid an aggregate of $69.4 million in connection with all of its restructuring plans and has remaining accrued restructuring and reorganization liabilities of $27.2 million, of which $4.3 million relates to workforce reductions and $22.9 million relates to facility and other costs. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2006 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various times through fiscal 2021. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.
Integration (Credits) Charges
The integration credit of $0.4 million in the three months ended December 31, 2005 resulted from a true-up of previously accrued retention bonus amounts for individuals who left the Company prior to earning the benefit.
Integration charges of $3.5 million in the three months ended December 31, 2004 consisted of costs committed as a result of the integration efforts of the employees, customers, operations and other business aspects related to the merger with GlobespanVirata.
Asset Impairments
During the three months ended December 31, 2005, the Company recorded asset impairment charges of $0.1 million related to prior facility closures.
During the three months ended December 31, 2004, the Company recorded asset impairment charges of $0.5 million related to various operating assets which were determined to be redundant and no longer required as a result of restructuring activities. These assets have been abandoned.
Other
During the three months ended December 31, 2005, the Company recorded other special charges of $0.3 million related to prior facility closures.
During the three months ended December 31, 2004, the Company recorded other special charges of $3.3 million, consisting primarily of $2.3 million of stock option and warrant modification charges.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Segment and Geographic Information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although we had four operating segments at December 31, 2005, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable operating segment, broadband communications.
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
Net revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three Months Ended
	December 31,	December 31,
	2005	2004
Americas	$19,210	$18,439
Asia-Pacific	196,864	105,472
Europe, Middle East and Africa	14,632	16,710

	$230,706	$140,621

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For the three months ended December 31, 2005 and 2004, no customer accounted for 10% or more of net revenues. Sales to the Company’s twenty largest customers represented approximately 67% and 74% of net revenues for the three months ended December 31, 2005 and 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report, and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
Overview
We design, develop and sell semiconductor system solutions for use in broadband communications, enterprise networks and digital home networks worldwide. Our expertise in mixed-signal processing, digital signal processing and standards-based communications protocol implementation allows us to deliver semiconductor devices and integrated systems for client, or end-customer, personal communications access products. These products include PCs and PC peripheral products, television set-top boxes, residential gateways, game consoles, point-of-sale (POS) terminals, multi-function peripherals (MFPs) and other types of consumer and enterprise products. These communications access end-products connect to audio, video, voice and data services over broadband wireline communications networks, including digital subscriber line (DSL), cable and Ethernet, over dial-up Internet connections, over wireless local area networks and over direct broadcast satellite, terrestrial and fixed wireless systems. We also design, develop and sell semiconductor system solutions used in telecommunications company central office equipment, primarily in DSL access multiplexers.
We organize our product lines to address four primary communications end-markets. First, our broadband access products include a comprehensive portfolio of DSL products designed for customer premises equipment and central office applications in addition to products designed for emerging passive optical network applications. Second, our broadband media processing products include a variety of broadcast audio and video decoder and encoder devices as well as front-end communications components that enable the capture, display, storage, playback and transfer of audio and video content in digital home and small office products such as PCs, television set-top boxes, gaming consoles, personal video recorders and digital versatile disk (DVD) applications. Third, our universal and voice access products include a broad portfolio of analog modem chipsets and software for desktop and notebook PC applications as well as embedded equipment applications, including fax machines, MFPs, POS terminals, television set-top boxes, gaming consoles and Internet terminals. This product area also includes our voice-over-Internet protocol (VoIP) products designed to accommodate the transmission of voice traffic within broadband IP packet-based networks. And fourth, our wireless networking products include various combinations of radio frequency transceivers, analog base-band integrated circuits, and digital base-band and medium or media access controller (MAC) chips that comply with the various configurations of the 802.11 wireless local area networking (WLAN) standard.
We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 33% of net revenues in the first quarter of fiscal 2006, as compared to 26% for the similar period of fiscal 2005. No customer accounted for 10% of our net revenues in the first quarters of fiscal 2006 or 2005. Our top 20 customers accounted for approximately 67% and 74% of net revenues for the first quarters of fiscal 2006 and 2005, respectively. Revenues derived from customers located in the Asia-Pacific region, the Americas, and Europe were 86%, 8%, and 6%, respectively, of our net revenues for the first quarter of fiscal 2006, and 75%, 13%, and 12%, respectively, of our net revenues for the first quarter of fiscal 2005. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Results of Operations
Net Revenues

	Three Months Ended			Change from	Change from
	December 31,	September 30,	December 31,	September 2005	December 2004
(in millions)	2005	2005	2004	Quarter	Quarter
Net revenues	$230.7	$214.9	$140.6	7%	64%
Net revenues increased 7% in the first quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005 primarily as a result of a 15% increase in unit volume shipments, driven by demand in our broadband media business as satellite set-top box (STB) design wins begin to ramp into production and stronger-than-anticipated demand in the PC market of the universal access business. This increase in unit volume shipments was offset by average selling price (ASP) erosion. We expect revenues to increase in the second quarter of fiscal 2006 as a result of continued growth in our broadband media business as additional satellite STB designs ramp into production both domestically and internationally.
Net revenues increased 64% in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. During fiscal 2004, we experienced lower than expected end customer demand which resulted in excess channel inventory build up at our direct customers, distributors and resellers. During the quarter ended December 31, 2004, we reduced channel inventory at our distributors by approximately $40.0 million, and we believe that there was an approximate $10.0 million reduction of channel inventory at our direct customers. Excluding this approximate $50.0 million channel inventory reduction, net revenues would have increased approximately $40.0 million, or 21% in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. This $40.0 million increase is primarily a result of increased demand in our (i) broadband media processing business due to the factors described above and (ii) broadband access business as a result of a return to strong demand in the China market, where demand for our broadband access products had significantly slowed in the second half of calendar 2004.
Gross Margin

	Three Months Ended			Change from	Change from
	December 31,	September 30,	December 31,	September 2005	December 2004
(in millions)	2005	2005	2004	Quarter	Quarter
Gross margin	$95.8	$86.6	$7.2	11%	1,238%
Percent of net revenues	42%	40%	5%

Gross margin represents net revenues less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer production, assembly and test services. Our cost of goods sold consists predominantly of purchased finished wafers, assembly and test services, royalties, amortization of production photo mask costs, other intellectual property costs, labor and overhead associated with product procurement, and non-cash stock-based compensation charges for procurement personnel.
Our gross margin percentage for the first quarter of fiscal 2006 was 42% compared with 40% for the fourth quarter of fiscal 2005. This gross margin percentage increase is attributable to continuing benefits from our manufacturing cost-reduction initiatives, which more than offset the impact of ASP erosion. Our gross margin was negatively impacted by $1.8 million and $1.6 million of net inventory reserve additions in the first quarter of fiscal 2006 and the fourth quarter of fiscal 2005, respectively.
Our gross margin percentage for the first quarter of fiscal 2005 was 5% of net revenues. This gross margin percentage includes the effects of $45.0 million of inventory charges, which were recorded against cost of goods sold, and $7.9 million of a reduction to revenue to adjust revenue reserves maintained by us to estimate customer pricing adjustments. Excluding these charges and adjustments, our gross margin percentage for the first quarter of fiscal 2005 would have been 40%, compared to a gross margin percentage of 42% in the first quarter of fiscal 2006. The higher gross margin percentage in the first quarter of fiscal 2006 is due to the benefits of our manufacturing cost-reduction initiatives.
We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During the three months ended December 31, 2005 and 2004, we recorded $2.6 million and $28.2 million, respectively, in inventory charges for excess and obsolete (E&O) inventory. The $28.2 million charge recorded in the first quarter of fiscal 2005 was primarily as a result of the reduced demand outlook for fiscal year 2005 related to our broadband access and wireless networking products. Activity in our E&O inventory reserves for the three months ended December 31, 2005 and 2004 was as follows:

	Three Months Ended
	December 31,	December 31,
(in millions)	2005	2004
E&O reserves at beginning of period	$44.8	$23.3
Additions	2.6	28.2
Release upon sales of product	(3.0)	—
Scrap	(1.6)	—
Standards adjustments and other	(0.6)	—

E&O reserves at end of period	$42.2	$51.5

We have created an action plan at a product line level to scrap approximately 20% of the remaining E&O products and we are still in the process of evaluating the remaining reserved products. It is possible that some of these reserved products will be sold which will benefit our gross margin in the period sold.

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
Further, on a quarterly basis, we assess the net realizable value of our inventories. When the estimated average selling price, plus costs to sell our inventory falls below our inventory cost, we adjust our inventory to its current estimated market value. During the three months ended December 31, 2005 and 2004, we recorded $3.0 million and $18.9 million, respectively, in inventory charges to adjust certain wireless networking products to their estimated market value. Increases to this inventory reserve may be required based upon actual average selling prices and changes to our current estimates, which would impact our gross margin percentage in future periods. Activity in our lower of cost or market (LCM) inventory reserves for the three months ended December 31, 2005 and 2004 was as follows:

	Three Months Ended
	December 31,	December 31,
(in millions)	2005	2004
LCM reserves at beginning of period	$6.7	$—
Additions	3.0	18.9
Release upon sales of product	(0.8)	—

LCM reserves at end of period	$8.9	$18.9

Research and Development

	Three Months Ended			Change from	Change from
	December 31,	September 30,	December 31,	September 2005	December 2004
(in millions)	2005	2005	2004	Quarter	Quarter
Research and development	$64.4	$58.6	$72.5	10%	(11)%
Percent of net revenues	28%	27%	52%
Our research and development (R&D) expenses consist principally of direct personnel costs to develop new communications and semiconductor products, allocated direct costs of the R&D function, photo mask and other costs for pre-production evaluation and testing of new devices and design and test tool costs. Our R&D expenses also include the costs for design automation advanced package development and non-cash stock-based compensation charges for R&D personnel.
When compared to the immediately preceding quarter, R&D expenses for the first quarter of fiscal 2006 increased $5.7 million. The increase is primarily due to a $3.0 million increase in non-cash stock-based compensation expense due to our adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” in the first quarter of fiscal 2006, a $1.5 million increase in compensation related expenses primarily as a result of higher incentive-based performance costs, and a $1.1 million increase in project related expenses.
The $8.2 million decrease in R&D expenses for the first quarter of fiscal 2006 compared to the similar period of fiscal 2005 is primarily due to our restructuring efforts which streamlined R&D projects and shifted resources to lower cost regions. These decreases were partially offset by a $3.0 million increase in non-cash stock-based compensation expense due to our implementation of SFAS No. 123(R) in the first quarter of fiscal 2006.

Selling, General and Administrative

	Three Months Ended			Change from	Change from
	December 31,	September 30,	December 31,	September 2005	December 2004
(in millions)	2005	2005	2004	Quarter	Quarter
Selling, general and administrative	$38.6	$28.4	$30.0	36%	29%
Percent of net revenues	17%	13%	21%
Our selling, general and administrative (SG&A) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, customer service, sales, marketing, field application engineering, allocated indirect costs of the SG&A function and other services, and non-cash stock-based compensation charges for SG&A personnel.
When compared to the immediately preceding quarter, SG&A expenses for the first quarter of fiscal 2006 increased $10.2 million. This increase is primarily attributable to an $8.0 million increase in non-cash stock-based compensation expense due to our implementation of SFAS No. 123(R) in the first quarter of fiscal 2006, a $1.9 million increase in legal fees primarily related to on-going intellectual property litigation, and a $1.4 million increase in incentive-based performance costs. These increases were partially offset by a $1.0 million reduction of our accounts receivable bad debt expense as a result of improved collections experience.
The $8.6 million increase in SG&A expenses for the first quarter of fiscal 2006 compared to the same period of fiscal 2005 is primarily attributable to an $8.0 million increase in non-cash stock-based compensation expense due to our adoption of SFAS No. 123(R) in the first fiscal quarter of 2006 and a $2.6 million increase in legal fees primarily related to on-going intellectual property litigation. These increases were partially offset by decreases in various other expenses as a result of our restructuring efforts and expense reduction initiatives.
Amortization of Intangible Assets

	Three Months Ended
	December 31,	December 31,
(in millions)	2005	2004
Amortization of intangible assets	$7.9	$8.3
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average period of approximately five years.
The decreased amortization expense for the first quarter of fiscal 2006 compared to the similar period in fiscal 2005 is primarily attributable to several intangible assets becoming fully amortized during fiscal 2005.
Special Charges

	Three Months Ended
	December 31,	December 31,
(in millions)	2005	2004
Restructuring charges	$0.9	$12.0
Asset impairment charges	0.1	0.5
Integration (credits) charges	(0.4)	3.5
Other special charges	0.3	3.3

	$0.9	$19.3

Restructuring charges in the first quarter of fiscal 2006 related to our November 2005 announcement of an operating site closure and the related employee severance and other termination benefit costs of $0.3 million, as well as adjustments to accruals for previous restructuring actions totaling $0.6 million.
Restructuring charges in the first quarter of fiscal 2005 primarily related to the restructuring actions initiated in November 2004, which included employee severance and other termination benefit costs of $6.1 million, as well as charges of $4.0 million related to facility closures. Restructuring charges in the first quarter of fiscal 2005 also included adjustments to accruals for previous restructuring actions totaling $1.9 million. In the first quarter of fiscal 2005, integration charges consisted of costs committed as a result of the integration efforts of the employees, customers, operations and other business aspects related to the merger with GlobespanVirata, and other special charges consisted primarily of stock option and warrant modification charges.

Interest Expense

	Three Months Ended
	December 31,	December 31,
(in millions)	2005	2004
Interest expense	$8.8	$8.4
Interest expense is primarily related to our convertible subordinated notes and, beginning in the first quarter of fiscal 2006, to borrowings under a new credit facility. See Liquidity and Capital Resources for further information regarding the new credit facility.
Other (Income) Expense, Net

	Three Months Ended
	December 31,	December 31,
(in millions)	2005	2004
Investment and interest income	$(3.3)	$(0.5)
Decrease (increase) in fair value of the Mindspeed warrant	4.3	(14.8)
Losses of equity method investments	2.1	3.1
Gains on sales of equity securities	(3.8)	—
Other	(0.6)	1.0

Other (income) expense, net	$(1.3)	$(11.2)

Other (income) expense, net for the first quarter of fiscal 2006 was primarily comprised of $3.8 million of gains on sales of investments and assets and $3.3 million of investment and interest income on invested cash balances, partially offset by a $4.3 million decrease in the fair value of the Mindspeed warrant and $2.1 million of losses from our equity method investments.
Other (income) expense, net for the first quarter of fiscal 2005 was primarily comprised of a $14.8 million increase in the fair value of the Mindspeed warrant, partially offset by $3.1 million of losses from our equity method investments.
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
Provision for Income Taxes
We recorded income tax expense of $0.7 million and $0.5 million for the first quarters of fiscal 2006 and 2005, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. No U.S. Federal income tax expense was recorded for the first quarters of fiscal 2006 or 2005 due to our net losses for the periods. Except to the extent of the Federal alternative minimum tax (AMT), we expect this will continue for the foreseeable future. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. Under the AMT system, a current year deduction is somewhat more beneficial than utilization of a net operating loss (NOL). During fiscal 2005, to reduce our future expected AMT, we amended certain prior year tax returns and elected to capitalize and amortize over 10 years $581.0 million of R&D expenses that were treated as current year deductions on the returns previously filed. These amended returns reduced the $1.75 billion of NOLs previously reported. This adjustment was made for tax reporting purposes and had no impact on the accompanying consolidated financial statements.
As of December 31, 2005, we had $1.2 billion of fully reserved deferred tax assets which are available to offset future tax obligations, of which approximately $440.0 million were acquired in business combinations, and if we receive a tax benefit from their utilization, the benefit will be recorded as a reduction to goodwill. The deferred tax assets acquired in the merger with GlobespanVirata are subject to limitations imposed by section 382 of the Internal Revenue Code. Such limitations are not expected to impair our ability to utilize these deferred tax assets.

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
Liquidity and Capital Resources
Our cash and cash equivalents increased by $96.5 million during the first quarter of fiscal 2006. Cash provided by operating activities was $30.0 million for the first quarter of fiscal 2006, compared to cash used in operating activities of $16.1 million for the comparable period in fiscal 2005. Cash flows generated from operations during the first quarter of fiscal 2006 were $19.3 million, an additional $17.5 million was generated as a result of favorable changes in accounts receivable, inventories and accounts payable (exclusive of related provisions), offset by $6.8 million of payments related to special charges and other restructuring related items. The favorable changes in working capital were driven by (i) improved days sales outstanding from 37 days at the end of fiscal 2005 to 33 days at the end of the first quarter of fiscal 2006 and (ii) improved inventory turns from 5.4 turns in the fourth quarter of fiscal 2005 to 6.8 turns at the end of the first quarter of fiscal 2006. During the first quarter of fiscal 2005, cash generated from operations was $4.0 million, excluding the impact of an $8.0 million payment to Agere Systems, Inc. for the settlement of patent litigation and $12.0 million of payments related to special charges and other restructuring related items. The $4.0 million of cash generated from operations was primarily the result of more than $50.0 million of favorable changes in accounts receivable, inventories and accounts payable, offset by losses generated during the first quarter of fiscal 2005.
Cash used in investing activities was $10.7 million for the first quarter of fiscal 2006 compared to cash provided by investing activities of $8.8 million for the comparable period in fiscal 2005. The net cash used in investing activities in the first quarter of fiscal 2006 was attributable to $7.5 million of restricted cash as required under our new credit facility, capital expenditures of $5.8 million primarily due to our expansion efforts in India and China, net purchases of marketable securities of $1.1 million, and investments in privately-held companies of $1.0 million, partially offset by proceeds from sales of equity securities of $4.7 million. The cash provided by investing activities in the first quarter of fiscal 2005 resulted from net proceeds of $27.1 million from sales and maturities of marketable securities, partially offset by net cash paid for the Paxonet acquisition of $14.5 million, capital expenditures of $2.1 million, and investments in privately-held companies of $1.8 million.
Cash provided by financing activities was $77.2 million and $0.6 million for the first quarters of fiscal 2006 and 2005, respectively. The cash provided by financing activities in in the first quarter of fiscal 2006 consisted of net proceeds of $75.5 million from our new credit facility and $1.7 million of proceeds from the issuance of common stock. The cash provided by financing activities in the first quarter of fiscal 2005 consisted of $0.4 million of proceeds from the issuance of common stock and $0.2 million from the repayment of an employee loan.
As of December 31, 2005, our principal sources of liquidity are our existing cash reserves and marketable securities, cash generated from product sales, our investments in third parties, such as Jazz, and our Mindspeed warrant. All amounts related to the value of the Mindspeed warrant are reflected as long-term on our condensed consolidated balance sheet. Further, Jazz is a privately-held company and, as a result, our ability to liquidate this investment is limited. Our working capital at December 31, 2005 was $97.8 million compared to $125.9 million at September 30, 2005. The decrease in working capital is primarily attributable to a $12.8 million increase in our long-term marketable securities, which decreased our short-term portfolio, due to the purchase of debt securities with longer stated maturities. Working capital also decreased due to higher accrued expense levels, in part due to accruals for increased legal fees and contingent consideration for business combinations. We expect our working capital to become negative as the remaining portion of our long-term convertible notes will be reclassified to short-term during the quarter ended March 31, 2006.

Total cash, cash equivalents and marketable securities are as follows:

	December 31,	September 30,
(in millions)	2005	2005
Cash and cash equivalents	$299.2	$202.7
Short-term marketable debt securities (primarily domestic government agency securities and corporate debt securities)	84.1	95.9
Long-term marketable debt securities (primarily domestic government agency securities and corporate debt securities)	51.3	38.5

Subtotal	434.6	337.1

Short-term marketable equity securities (6.2 million shares of Skyworks Solutions, Inc. at December 31, 2005 and September 30, 2005)	31.5	43.4

Total cash, cash equivalents and marketable securities	$466.1	$380.5

Included in our cash, cash equivalents and marketable securities of $466.1 million as of December 31, 2005 are 6.2 million shares of common stock of Skyworks Solutions, Inc. valued at $31.5 million. For these securities, there is risk associated with the overall state of the stock market, having available buyers for the shares we may want to sell, and ultimately being able to liquidate the securities at a favorable price. There can be no assurance that the carrying value of these assets will ultimately be realized.
The fair value of the Mindspeed warrant at December 31, 2005 was $28.8 million and is not included in the above total for cash, cash equivalents and marketable securities. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value. Further, there is no assurance that the equity markets would allow us to liquidate a substantial portion of these warrants within a short time period without significantly impacting the market value.
We believe that our existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development, anticipated capital expenditures, working capital and other financing requirements, including the current portion of our long-term debt, through at least December 31, 2006. At December 31, 2005, we had $711.8 million aggregate principal amount of convertible subordinated notes outstanding, of which $196.8 million is due in May 2006 and $515.0 million is due in February 2007. The conversion prices of the notes are currently substantially in excess of the market value of our common stock. In November 2005, we established an $80.0 million credit facility with a bank, under which we had borrowed $76.6 million as of December 31, 2005. This credit facility has a term of 364 days, with 364-day renewal periods at the sole discretion of the bank. At December 31, 2005, we have cash, cash equivalents and marketable securities of $466.1 million. If we are unable to generate sufficient cash flows from our operations and realize additional value from our investments and other assets, we may be unable to meet our February 2007 debt obligations without additional financing. We cannot assure you that we will have access to additional sources of capital, or be able to refinance our debt, on favorable terms or at all.
The following summarizes our contractual obligations at December 31, 2005:

	Payments due by period
		Less than 1			More than 5
(in millions)	Total	year	1-3 years	3-5 years	years
Long-term debt	$711.8	$196.8	$515.0	$—	$—
Short-term debt	76.6	76.6	—	—	—
Interest on debt	41.4	29.5	11.9	—	—
Operating leases	184.1	25.0	51.1	30.8	77.2
Assigned leases	6.6	2.6	1.8	1.3	0.9
Capital commitments	4.9	4.9	—	—	—

	$1,025.4	$335.4	$579.8	$32.1	$78.1

At December 31, 2005, the Company had many sublease arrangements on operating leases for terms ranging from near term to approximately ten years. Aggregate scheduled sublease income based on current terms is approximately $35.7 million.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of conventional operating leases and capital commitments. We also have contingent liabilities for other items assigned to Mindspeed and Skyworks at the time of their separation from the Company. See Note 5 of Notes to Condensed Consolidated Financial Statements. We do not have any variable interest entities as of December 31, 2005.
In connection with our acquisition of Amphion Semiconductor, we guaranteed the value of the 600,000 shares issued to the former Amphion shareholders for a defined period through June 29, 2006 (subject to certain conditions and elections). The guaranty is subject to adjustment for any stock split, stock dividend, recapitalization, merger or similar transaction. In the event that the market price of our common stock does not equal or exceed $10.00 for at least five consecutive trading days during this period, we would be required to make an additional payment (in cash or additional shares of common stock at our option) to former Amphion shareholders for the difference between the $10.00 and the market price per share of such shares as of specified dates.
Special Purpose Entities
We have one special purpose entity, Conexant USA, LLC, which was formed in September 2005 in anticipation of establishing an accounts receivable financing facility. This special purpose entity is a wholly-owned, consolidated subsidiary of the Company. Neither Conexant USA’s assets nor its credit may be used to satisfy the obligations of the Company or any other subsidiaries of the Company.
On November 29, 2005, we established an accounts receivable financing facility whereby we will sell, from time to time, certain insured accounts receivable to Conexant USA, and Conexant USA entered into an $80.0 million revolving credit agreement with a bank which is secured by the assets of the special purpose entity. See Note 3 of Notes to Condensed Consolidated Financial Statements for further information.
Recent Accounting Pronouncements
In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This FSP is effective for reporting periods beginning after December 15, 2005. We do not expect that the adoption of this FSP will have a material impact on our financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on October 1, 2006 and do not expect that the adoption will have a material impact on our financial position or results of operations.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to revenue recognition, allowances for doubtful accounts, inventories, long-lived assets, in-process research and development (IPR&D), valuation of and estimated lives of identifiable intangible assets, income taxes, valuation of derivative instruments, stock-based compensation, restructuring costs, long-term employee benefit plans and other contingencies. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

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
Non-marketable equity securities
We have a portfolio of strategic investments in non-marketable equity securities. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute their business plans and how well their products are accepted, as well as their ability to obtain venture capital funding to continue operations and to grow. We review all of our investments periodically for impairment and an impairment analysis of non-marketable equity securities requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or by others. Overall business valuations have declined significantly over the past two years, and as a result we have experienced substantial impairments in the value of non-marketable equity securities investments we hold. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of our investments that may not be reflected in their current carrying values, which could require additional impairment charges to write down the carrying values of such investments.
Revenue recognition
Revenue is recognized when (i) the risk of loss has been transferred to the customer, (ii) price and terms are fixed, (iii) no significant vendor obligation exists, and (iv) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have a contractual right of return or for whom the contractual terms were not enforced. Revenue with respect to these distributors is deferred until the purchased products are sold by the distributor to a third party. Other distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to estimate and establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”. Our revenue recognition policy is significant because our revenue is a key component of our operations and the timing of revenue recognition determines the timing of certain expenses, such as sales commissions. Revenue results are difficult to predict, and any shortfall in revenues could cause our operating results to vary significantly from period to period.

Conexant has many distributor customers for whom revenue is recognized upon its shipment of product to them, as the contractual terms provide for limited or no rights of return. During the three months ended December 31, 2004, we determined that we were unable to enforce our contractual terms with three distribution customers. As a result, from October 1, 2004, we have deferred the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party. At December 31, 2005, deferred revenue for these three distributors was $6.0 million.
Valuation of derivative instruments
Our derivative instruments consist of a warrant to purchase shares of common stock of Mindspeed. The fair value of the Mindspeed warrant is determined using a standard Black-Scholes-Merton valuation model with assumptions consistent with current market conditions and our intent to liquidate the warrant over a specified time period. The Black-Scholes-Merton valuation model requires the input of highly subjective assumptions including expected stock price volatility. Changes in these assumptions, or in the underlying valuation model, could cause the fair value of the Mindspeed warrant to vary significantly from period to period.
Restructuring charges
From time to time we announce restructuring activities and record related charges in our consolidated statements of operations. To date, these charges have related primarily to reductions in our workforce and related impact on the use of facilities. The estimated charges contain estimates and assumptions made by management about matters which are uncertain at the time that the assumptions are made, for example the timing and amount of sublease income that will be achieved on vacated property and the operating costs to be paid until lease termination, and the discount rates used in determining the present value (fair value) of remaining minimum lease payments on vacated properties. While we have used our best estimates based on facts and circumstances available at the time, different estimates reasonably could have been used in the relevant periods, and the actual results may be different, and those differences could have a material impact on the presentation of our financial position or results of operations. Our policies require us to review the estimates and assumptions periodically and reflect the effects of any revisions in the period that they are determined to be necessary. Such amounts also contain estimates and assumptions made by management, and are reviewed periodically and adjusted accordingly.
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
Stock-based compensation
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. We adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective method and, accordingly, have not restated the consolidated statements of operations for prior interim periods or fiscal years. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), we have elected to recognize compensation cost for all options with graded vesting granted on or after October 1, 2005 on a straight-line basis over the vesting period of the entire option. For options with graded vesting granted prior to October 1, 2005, we will continue to recognize compensation cost over the vesting period following the accelerated recognition method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” as if each underlying vesting date represented a separate option grant.

Prior to the adoption of SFAS No. 123(R), we accounted for employee stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, as permitted by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the intrinsic value method, the difference between the market price on the date of grant and the exercise price is charged to the statement of operations over the vesting period. Prior to the adoption of SFAS No. 123(R), we recognized compensation cost only for stock options issued with exercise prices set below market prices on the date of grant, which consisted principally of stock options granted to replace stock options of acquired businesses, and provided the necessary pro forma disclosures required under SFAS No. 123.
Under SFAS No. 123(R), we now record in our consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after October 1, 2005 under the provisions of SFAS No. 123(R) and (ii) compensation cost for the unvested portion of options granted prior to October 1, 2005 over their remaining vesting periods using the amounts previously measured under SFAS No. 123 for pro forma disclosure purposes. During the three months ended December 31, 2005, we recognized compensation expense of $13.2 million for stock options and $1.1 million for employee stock purchase plan awards in our consolidated statement of operations. Under the transition provisions of SFAS No. 123(R), we have recognized a cumulative effect of a change in accounting principle to reduce additional paid-in capital by $20.7 million, consisting of (i) the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005, primarily accounted for under APB Opinion No. 25, and (ii) the $8.2 million difference between the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005 for the options issued in our business combinations and the remaining unamortized grant-date fair value of these options, which also reduced goodwill.
Consistent with the valuation method for the disclosure-only provisions of SFAS No. 123, we are using the Black-Scholes-Merton model to value the compensation expense associated with stock-based awards under SFAS No. 123(R). In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
The Black-Scholes-Merton model requires certain assumptions to determine an option fair value, including expected stock price volatility, risk-free interest rate, and expected life of the option. The expected stock price volatility rates are based on the historical volatility of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.
Risk Factors
Our business, financial condition and operating results can be impacted by a number of risk factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities.
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
The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their patents and technology. Any litigation to determine the validity of claims that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation, including our current litigation with Texas Instruments, Inc. et al. in which trial has commenced, results in an adverse ruling we could be required to:
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
At December 31, 2005, we had $711.8 million aggregate principal amount of convertible subordinated notes outstanding, of which $196.8 million is due in May 2006 and $515.0 million is due in February 2007. The conversion prices of the notes are currently substantially in excess of the market value of our common stock. We also have $76.6 million of short-term debt which expires in November 2006 and is subject to extension at the discretion of the lender. At December 31, 2005, we had cash, cash equivalents and marketable securities of $466.1 million. We expect our working capital to become negative as the remaining portion of our long-term convertible notes will be reclassified to short-term during the quarter ended March 31, 2006. If we are unable to generate sufficient cash flows from our operations and realize additional value from our investments and other assets, we may be unable to meet our February 2007 debt obligations without additional financing. We cannot assure you that we will have access to additional sources of capital, or be able to refinance our debt, on favorable terms or at all. In periods of a depressed stock price, raising capital through the equity markets would have a greater effect on shareholder dilution.
Included in our cash, cash equivalents and marketable securities of $466.1 million as of December 31, 2005 are 6.2 million shares of common stock of Skyworks Solutions, Inc. valued at $31.5 million. For these securities, there is risk associated with the overall state of the stock market, having available buyers for the shares we may want to sell, and ultimately being able to liquidate the securities at a favorable price. We cannot assure you that the carrying value of these assets will ultimately be realized.
In addition, any strategic investments and acquisitions that we may desire to make to help us grow our business may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.
The value of our common stock may be adversely affected by market volatility.
The trading price of our common stock fluctuates significantly and may be influenced by many factors, including:
•	our operating and financial performance and prospects;

•	our ability to repay our debt;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry and markets in which we operate;

•	our inclusion in, or removal from, any equity market indices;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial, domestic, international, economic and other market conditions; and

•	judgments favorable or adverse to us.
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
Our net losses for the first three months of fiscal 2006 and for fiscal 2005 were $24.3 million and $176.0 million, respectively.
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
We are subject to intense competition.
The communications semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete worldwide with a number of United States and international semiconductor providers that are both larger and smaller than us in terms of resources and market share. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted in and is expected to continue to result in declining average selling prices for our products. We also anticipate that additional competitors will enter our markets as a result of expected growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in certain markets of the industry. Moreover, as with many companies in the semiconductor industry, customers for certain of our products offer other products that compete with similar products offered by us. Many of our competitors have certain advantages over us, such as significantly greater sales and marketing, manufacturing, distribution, technical, financial and other resources.
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
Sales to our twenty largest customers represented approximately 67% and 64% of our net revenues in the first fiscal quarter of 2006 and for fiscal 2005, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:
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

As a result of the Paxonet Communications acquisition in December 2004 and organic growth, we have increased our headcount in India from approximately 180 employees to approximately 770 employees at several design centers since the end of fiscal 2004. We plan to continue this growth trend in India and other international locations in the Asia-Pacific region. Expansion and transition of product development efforts to other locations entails risks associated with our ability to manage the development of products at remote geographic locations, to achieve key program milestones, and to attract and retain qualified management, technical and other personnel necessary for the design and development of our products. If we experience product design or development delays as a result of the transition, or an inability to adequately staff the programs, there could be a material adverse effect on our results of operations.
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
Additionally, in periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. At December 31, 2005, we have $714.8 million of goodwill, of which approximately $616.8 million was generated in our merger with GlobespanVirata in February 2004. When market capitalization is below book value, it is an indicator that goodwill may be impaired. Although our market capitalization was above our book value at December 31, 2005, it has been below book value in the recent past. We performed our annual evaluation of goodwill and have determined that no impairment was required. However, if our market capitalization drops below our book value for a prolonged period of time or our current assumptions regarding our future operating performance change, we may be required to write down the value of our goodwill by taking a non-cash charge against earnings.

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
For the first fiscal quarter of 2006 and for fiscal 2005, approximately 94% and 90%, respectively, of our net revenues were from customers located outside of the United States, primarily in the Asia-Pacific region and Europe. In addition, a significant portion of our workforce, including approximately 770 employees in India, and many of our key suppliers are located outside the United States. Our international operations consist of research and development, sales offices, and other general and administrative functions. We plan to continue our international expansion, particularly in the Asia-Pacific region. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:
•	currency exchange rate fluctuations;

•	local economic and political conditions;

•	disruptions of commerce and capital or trading markets due to or related to terrorist activity or armed conflict;

•	restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	changes in legal or regulatory requirements;

•	difficulty in obtaining distribution and support;

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements;

•	tax laws, including the cost of services provided and products sold between the Company and its subsidiaries which are subject to review by taxing authorities; and

•	limitations on our ability under local laws to protect our intellectual property.
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
We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 33% and 28% of our net revenues for the first fiscal quarter of 2006 and for fiscal 2005, respectively. Our arrangements with these distributors are terminable at any time, and the loss of these arrangements could have an adverse effect on our operating results. For those international distributors that we account for under a deferred revenue recognition model, we rely on the distributor to provide us timely and accurate product sell through information. No assurances can be given that these international distributors will continue to provide us this information. If we are unable to obtain this information on a timely basis, or if we determine that the information we do receive is unreliable, it may affect the accuracy of amounts recorded in our consolidated financial statements, and therefore have an adverse effect on our operating results.
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
Our future success depends on our ability to attract and to retain the continued service and availability of skilled personnel, including our Chairman of the Board and Chief Executive Officer, members of our executive team, and those in design, technical, marketing and staff positions. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel can be intense in the semiconductor industry. While we have entered into employment agreements with some of our key personnel, we cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development and sale of our products. In addition, the Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Recent accounting regulations requiring the expensing of stock options may impair the Company’s future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that the Company will continue to successfully attract, motivate, and retain key personnel.

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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 33% and 28% of our net revenues for the first fiscal quarter of 2006 and for fiscal 2005, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other supplier products and may not sell our products as quickly as forecasted, which may impact their future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. For example, the reduced demand outlook for fiscal year 2005 and the further decline of average selling prices for certain of our products resulted in net inventory charges aggregating $44.1 million.
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
We are also dependent upon third parties for the assembly and test of our products. Our reliance on others to assemble and test our products subjects us to many of the same risks as are described herein with respect to our reliance on outside wafer fabrication facilities. Wafer fabrication facilities and assembly and test companies are currently experiencing increased demand for their capacity.
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
To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in .35 micron, .25 micron, .18 micron, .15 micron, and .13 micron geometry processes. In addition, we expect to migrate some of our products to 90 nanometer process technology. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If our foundries or we experience significant delays in this transition or fail to implement this transition efficiently, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could adversely affect our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.
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
Our former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us. In addition, we are engaged in remediations of groundwater contamination at our former Newport Beach, California wafer fabrication facility. We currently estimate the remaining costs for these remediations to be approximately $2.6 million and have accrued for these costs as of December 31, 2005.
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
We may be limited in the future in the amount of net operating losses that we can use to offset taxable income
As of December 31, 2005, we had approximately $1.2 billion of U.S. Federal income tax net operating loss (NOL) carry forwards that can be used to offset taxable income in subsequent years. Approximately $440 million of the NOL carry forwards were acquired in the merger with GlobespanVirata and other acquisitions. The NOL carry forwards are scheduled to expire at various dates through 2026. Section 382 of the Internal Revenue Code could limit the future use of some or all of the NOL carry forwards if the ownership of our common stock changes by more than 50 percentage points in certain circumstances over a three-year testing period. Based on information known to us, we have not undergone such a change of ownership and the merger did not constitute a change of ownership, although the shares of our common stock issued in the merger will be taken into account in any change of ownership computations. Direct or indirect transfers of our common stock, when taken together with the shift in ownership resulting from the merger, could result in a change of ownership that would trigger the section 382 limitation. If such an ownership change occurs, section 382 would limit our use of NOL carry forwards in each subsequent taxable year to an amount equal to a federal long-term tax-exempt rate published by the Internal Revenue Service at the time of the ownership change, multiplied by our fair market value at such time; any unused annual limitation amounts may also be carried forward. The merger resulted in a change of ownership of GlobespanVirata and the future use of GlobespanVirata’s NOL carry forwards is subject to the section 382 limitation (or further limitation in the case of NOL carry forwards already subject to limitation as a result of previous transactions) based on the fair market value of GlobespanVirata at the time of the merger.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial instruments include cash and cash equivalents, marketable debt securities, marketable equity securities, the Mindspeed warrant, short-term debt, and long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and we limit the amount of our credit exposure to any one issuer. See also “Part I, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2005.
Our cash and cash equivalents, and short-term marketable debt securities are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2005, the carrying value of our cash and cash equivalents and short-term marketable debt securities approximates fair value. Our long-term marketable debt securities (consisting of corporate bonds and government agency securities) principally have remaining terms of 1 to 3 years. Such securities are subject to interest rate risk. At December 31, 2005, a 10% increase in interest rates would result in a $5.1 million decrease in the value of our long-term marketable debt securities.
Our marketable equity securities consist of 6.2 million shares of Skyworks Solutions, Inc. Marketable equity securities are subject to equity price risk. For our equity security holdings, there are risks associated with the overall state of the stock market, having available buyers for shares we may sell, and ultimately being able to liquidate the securities at a favorable price. As of December 31, 2005, a 10% decrease in equity prices would result in a $3.1 million decrease in the value of our marketable equity securities.
We classify all of our marketable debt and equity securities as available-for-sale securities. As of December 31, 2005, the carrying value of these securities included net unrealized losses of $21.7 million.
We hold a warrant to purchase 30 million shares of common stock of Mindspeed. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of December 31, 2005, a 10% decrease in the market price of Mindspeed’s common stock would decrease the fair value of this warrant by approximately $4.1 million. At December 31, 2005, the market price of Mindspeed’s common stock was $2.35 per share. For the quarter ended December 31, 2005, the market price of Mindspeed’s common stock ranged from a low of $1.68 per share to a high of $2.47 per share.
Our short-term debt consists of borrowings under a 364-day credit facility. Interest related to our short-term debt is at the 7-day LIBOR plus 0.6% and was approximately 5.1% at December 31, 2005. Consequently, we do not believe our short-term debt is subject to significant market risk.
Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not believe our long-term debt is subject to significant market risk. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.
The following table shows the fair values of our financial instruments as of December 31, 2005:

(in millions)	Carrying Value	Fair Value
Cash and cash equivalents	$299.2	$299.2
Marketable debt securities	59.4	59.4
Marketable government agency securities	76.0	76.0
Marketable equity securities	31.5	31.5
Mindspeed warrant	28.8	28.8
Short-term debt	76.6	76.6
Current portion of long-term debt	196.8	194.9
Long-term debt	515.0	499.6

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, from time to time, we offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At December 31, 2005, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at December 31, 2005, a 10% change in the currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Texas Instruments, Inc. — The Company’s Conexant, Inc. subsidiary has been involved in a dispute with Texas Instruments, Inc., Stanford University and its Board of Trustees, and Stanford University OTL, LLC (collectively, the Defendants) over a group of patents (and related foreign patents) that Texas Instruments alleges are essential to certain industry standards for implementing ADSL technology. On June 12, 2003, Conexant, Inc. filed a complaint against the Defendants in the U.S. District Court of New Jersey. The complaint asserts, among other things, that the Defendants have violated the antitrust laws by creating an illegal patent pool, by manipulating the patent process and by abusing the process for setting industry standards related to ADSL technology. The complaint also asserts that the Defendants’ patents relating to ADSL are unenforceable, invalid and/or not infringed by Conexant, Inc. products. Conexant, Inc. is seeking, among other things, (i) a finding that the Defendants have violated the federal antitrust laws and treble damages based upon such a finding, (ii) an injunction prohibiting the Defendants from engaging in anticompetitive practices, (iii) a declaratory judgment that the claims of the Defendants’ ADSL patents are invalid, unenforceable, void, and/or not infringed by Conexant, Inc. and (iv) an injunction prohibiting the Defendants from pursuing patent litigation against Conexant, Inc. and its customers. On August 11, 2003 and September 9, 2003, the Defendants answered the complaint, denied Conexant, Inc.’s claims and filed counterclaims alleging that Conexant, Inc. has infringed certain of their ADSL patents. In addition to other relief, the Defendants are seeking to collect damages for alleged past infringement and to enjoin Conexant, Inc. from continuing to use the Defendants’ ADSL patents. The case has been bifurcated into a patent module and an antitrust module, with the patent module being tried first. Trial on the patent module commenced on January 4, 2006 in the U.S. District Court of New Jersey. Although the Company believes that Conexant, Inc. has strong arguments in favor of its position in this dispute, it can give no assurance that Conexant, Inc. will prevail in the litigation. If the litigation is adversely resolved, Conexant, Inc. could be held responsible for the payment of damages and/or future royalties and/or have the sale of certain of Conexant, Inc. products stopped by an injunction, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Class Action Suits — In December 2004 and January 2005, the Company and certain current and former officers and directors were named as defendants in several complaints seeking monetary damages filed on behalf of all persons who purchased Company common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934 by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases have now been consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al., are being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation. On September 1, 2005, the defendants filed their motion to dismiss the case. On November 23, 2005, the court granted the plaintiff’s motion to file a second amended complaint, which was filed on December 5, 2005. The defendants plan to file an amended motion to dismiss the case, which motion will be due by February 6, 2006.
In addition, in February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The defendants believe these charges are without merit and intend to vigorously defend the litigation. The plaintiff filed an amended complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply is due on February 17, 2006.

ITEM 6. EXHIBITS

10.1	Deferred Compensation Plan II, effective January 1, 2005, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 5, 2006 is incorporated by reference.

10.2	Receivables Purchase Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and the Company, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 1, 2005 is incorporated by reference.

10.3	Credit and Security Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and Wachovia Bank, National Association, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 1, 2005 is incorporated by reference.

10.4	Servicing Agreement, dated as of November 29, 2005, by and between the Company and Conexant USA, LLC, filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 1, 2005 is incorporated by reference.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC.
(Registrant)

Date: February 3, 2006	By	/s/J. Scott Blouin

J. Scott Blouin Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

10.1	Deferred Compensation Plan II, effective January 1, 2005, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 5, 2006 is incorporated by reference.

10.2	Receivables Purchase Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and the Company, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 1, 2005 is incorporated by reference.

10.3	Credit and Security Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and Wachovia Bank, National Association, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 1, 2005 is incorporated by reference.

10.4	Servicing Agreement, dated as of November 29, 2005, by and between the Company and Conexant USA, LLC, filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 1, 2005 is incorporated by reference.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.