Form 10-Q
period 2006-03-31
CONEXANT SYSTEMS INC
filed 2006-04-28
CIK 1069353

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 21, 2006, there were 480,618,464 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to future results of Conexant Systems, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to:
•	the uncertainties of litigation, including claims of infringement of third-party intellectual property rights or demands that we license third-party technology, and the demands it may place on the time and attention of our management and the expense it may place on our company;

•	the risk that capital needed for our business and to repay our convertible notes will not be available when needed;

•	the risk that the value of our common stock may be adversely affected by market volatility;

•	general economic and political conditions and conditions in the markets we address;

•	the substantial losses we have incurred;

•	the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products;

•	continuing volatility in the technology sector and the semiconductor industry;

•	demand for and market acceptance of our new and existing products;

•	our successful development of new products;

•	the timing of our new product introductions and our product quality;

•	our ability to anticipate trends and develop products for which there will be market demand;

•	the availability of manufacturing capacity;

•	pricing pressures and other competitive factors;

•	changes in our product mix;

•	product obsolescence;

•	the ability of our customers to manage inventory;

•	our ability to develop and implement new technologies and to obtain protection for the related intellectual property; and

•	possible disruptions in commerce related to terrorist activity or armed conflict, as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our other Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

CONEXANT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	March 31,	September 30,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$454,795	$202,704
Marketable securities	140,347	139,306
Restricted cash	8,800	—
Receivables, net of allowances of $816 and $3,803	103,085	87,240
Inventories	87,302	95,329
Other current assets	32,762	14,701

Total current assets	827,091	539,280

Property, plant and equipment, net	55,519	50,700
Goodwill	714,786	717,013
Intangible assets, net	91,046	106,709
Mindspeed warrant	64,468	33,137
Marketable securities – long-term	—	38,485
Other assets	102,007	96,200

Total assets	$1,854,917	$1,581,524

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$653,325	$196,825
Short-term debt	80,000	—
Accounts payable	134,335	108,957
Accrued compensation and benefits	27,465	27,505
Other current liabilities	106,135	63,197

Total current liabilities	1,001,260	396,484

Long-term debt	200,000	515,000
Other liabilities	89,490	100,947

Total liabilities	1,290,750	1,012,431

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 481,306 and 474,683 shares issued; and 480,024 and 473,500 shares outstanding	4,813	4,747
Treasury stock: 1,282 and 1,184 shares, at cost	(5,823)	(5,584)
Additional paid-in capital	4,676,750	4,657,901
Accumulated deficit	(4,087,569)	(4,053,166)
Accumulated other comprehensive loss	(23,858)	(22,012)
Notes receivable from stock sales	(146)	(304)
Unearned compensation	—	(12,489)

Total shareholders’ equity	564,167	569,093

Total liabilities and shareholders’ equity	$1,854,917	$1,581,524

See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net revenues	$242,583	$169,738	$473,289	$310,359
Cost of goods sold (1)	136,373	109,766	271,326	243,231

Gross margin	106,210	59,972	201,963	67,128

Operating expenses:
Research and development (1)	64,831	70,539	129,190	143,080
Selling, general and administrative (1)	36,320	28,362	74,921	58,368
Amortization of intangible assets	7,758	8,140	15,665	16,433
Special charges	38,854	13,596	39,769	32,853

Total operating expenses	147,763	120,637	259,545	250,734

Operating loss	(41,553)	(60,665)	(57,582)	(183,606)
Interest expense	10,052	8,463	18,854	16,894
Other (income) expense, net	(42,208)	3,429	(43,484)	(7,757)

Loss before income taxes	(9,397)	(72,557)	(32,952)	(192,743)

Provision for income taxes	735	630	1,451	1,162

Net loss	$(10,132)	$(73,187)	$(34,403)	$(193,905)

Net loss per share – basic and diluted	$(0.02)	$(0.16)	$(0.07)	$(0.41)

Shares used in basic and diluted per-share computation	477,480	470,189	475,761	469,279

(1)	These captions include non-cash employee stock-based compensation expense as follows (see Note 1):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Cost of goods sold	$131	$—	$429	$—
Research and development	5,858	2,275	11,148	4,520
Selling, general and administrative	6,763	744	15,491	1,488

Total	$12,752	$3,019	$27,068	$6,008

See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(34,403)	$(193,905)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effects of acquisitions:
Depreciation	9,104	9,530
Amortization of intangible assets	15,665	16,433
Reduction of provision for bad debt	(2,243)	(1,100)
Inventory provisions	58	46,010
Increase in fair value of Mindspeed warrant	(31,331)	(1,281)
Losses of equity method investments	2,655	6,460
Gains on sales of equity securities	(4,414)	(11,112)
Stock-based compensation	27,068	6,008
Other non-cash items, net	(1,809)	(382)
Changes in assets and liabilities:
Receivables	(13,602)	91,582
Inventories	7,784	40,639
Accounts payable	23,058	(49,814)
Agere patent litigation settlement	—	(8,000)
Special charges and other restructuring related items	(11,830)	4,607
Accrued expenses and other current liabilities	51,935	(2,246)
Other	(23,412)	(4,397)

Net cash provided by (used in) operating activities	14,283	(50,968)

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(6,900)	(18,001)
Restricted cash	(8,800)	—
Proceeds from sales of equity securities	5,200	11,724
Purchases of marketable securities	(26,473)	(42,668)
Sales and maturities of marketable securities	61,944	67,245
Net proceeds from purchase and sale-leaseback	—	49,053
Purchases of property, plant and equipment	(13,139)	(12,362)
Investments in businesses	(1,848)	(2,580)

Net cash provided by investing activities	9,984	52,411

Cash flows from financing activities:
Proceeds from short-term debt, net of expenses of $1,534	78,466	—
Proceeds from long-term debt, net of expenses of $4,910	195,090	—
Repurchases and retirements of long-term debt	(57,859)	—
Proceeds from issuance of common stock	11,964	536
Repayment of notes receivable from stock sales	163	196

Net cash provided by financing activities	227,824	732

Net increase in cash and cash equivalents	252,091	2,175

Cash and cash equivalents at beginning of period	202,704	139,031

Cash and cash equivalents at end of period	$454,795	$141,206

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
As of March 31, 2006, the Company’s current liabilities exceeded current assets by $174.2 million, whereas at September 30, 2005, its current assets exceeded current liabilities by $142.8 million. In addition to its $595.1 million of cash, cash equivalents and marketable securities at March 31, 2006, the Company’s principal sources of liquidity include cash generated from operations, its warrant to purchase 30 million shares of Mindspeed Technologies, Inc. common stock, its investment in Jazz Semiconductor, Inc. and other assets, including real estate.
The value of the Mindspeed warrant, reflected as a long-term asset on the Company’s accompanying condensed consolidated balance sheet as of March 31, 2006, is $64.5 million. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value. Further, there is no assurance that the equity markets would allow the Company to liquidate a substantial portion of these warrants within a short time period without significantly impacting the market value. Although Jazz filed a Registration Statement on Form S-1 in April 2006 regarding its intent to complete an initial public offering of its common stock, Jazz is currently a privately-held company and, as a result, the Company’s ability to liquidate this investment is limited.
As of March 31, 2006, the Company had a total of $853.3 million aggregate principal amount of convertible subordinated notes outstanding, of which $196.8 million is due in May 2006, $456.5 million is due in February 2007 and $200.0 million is due in March 2026. The conversion prices of the notes due in May 2006 and February 2007 are currently substantially in excess of the market value of the Company’s common stock. The Company also has an $80.0 million credit facility with a bank, under which it had borrowed $80.0 million as of March 31, 2006. This credit facility has an initial term of 364 days, which expires in November 2006 and which is subject to 364-day renewal periods at the discretion of the bank. Additionally, in February 2006, a jury verdict was reached in the Company’s litigation with Texas Instruments, which awarded Texas Instruments $112 million in damages (See Note 5 for a discussion of the TI litigation).
If the Company is unable to generate sufficient cash flows from its operations and realize additional value from its investments and other assets, the Company may be unable to meet its February 2007 debt obligations without additional financing. The Company cannot assure you that it will have access to additional sources of capital, or be able to refinance its debt, on favorable terms or at all.
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
Fiscal Periods – For presentation purposes, references made to the periods ended March 31, 2006 and 2005 relate to the actual fiscal 2006 second quarter ended March 31, 2006 and the actual fiscal 2005 second quarter ended April 1, 2005, respectively.
Supplemental Cash Flow Information – Cash paid for interest was $16.5 million and $15.1 million for the six months ended March 31, 2006 and 2005, respectively. Cash paid for income taxes for the six months ended March 31, 2006 and 2005 was $0.8 million and $1.5 million, respectively. Non-cash investing activities for the six months ended March 31, 2006 consisted of the purchase of $2.3 million of property and equipment from suppliers on account.
Revenue Recognition – The Company recognizes revenue when (1) the risk of loss has been transferred to the customer, (2) price and terms are fixed, (3) no significant vendor obligation exists, and (4) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have a contractual right of return or for whom the contractual terms were not enforced. Revenue with respect to these distributors is deferred until the purchased products are sold by the distributor to a third party. Other distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to estimate and establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any of the periods presented.
Conexant has many distributor customers for whom revenue is recognized upon its shipment of product to them, as the contractual terms provide for no or limited rights of return. During the three months ended December 31, 2004, the Company determined that it was unable to enforce its contractual terms with three distribution customers. As a result, from October 1, 2004, the Company has deferred the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party. At March 31, 2006 and September 30, 2005, deferred revenue for these three distributors was $2.7 million and $6.5 million, respectively.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Shipping and Handling – In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.
Cash and Cash Equivalents – The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.
Marketable Securities – The Company’s marketable securities are classified as available-for-sale and are reported at fair value on the accompanying condensed consolidated balance sheets. Unrealized gains and losses are reported in accumulated other comprehensive income (loss), a component of shareholders’ equity on the Company’s consolidated balance sheets. Realized gains and losses and declines in value deemed to be other-than-temporary are included in other (income) expense, net in the Company’s consolidated statements of operations. In determining whether a decline in value is other-than-temporary, the Company evaluates, among other factors, (i) the duration and extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. The Company does not hold any securities for speculative or trading purposes.
Beginning in March 2006, the Company considers its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all marketable securities as short-term, even though the stated maturity dates may be more than one year beyond the current balance sheet date. Prior to March 2006, short-term marketable securities consisted of debt securities with remaining maturity dates of one year or less and equity securities of publicly-traded companies, and long-term marketable securities consisted of debt securities with remaining maturity dates of greater than one year.
Restricted Cash – Restricted cash represents a contractual cash requirement to collateralize a consolidated subsidiary’s obligations under an $80 million credit facility with a bank. For further information regarding the line of credit, see Note 3.
Stock-Based Compensation – In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for prior interim periods or fiscal years. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company has elected to recognize compensation cost for all options with graded vesting granted on or after October 1, 2005 on a straight-line basis over the vesting period of the entire option. For options with graded vesting granted prior to October 1, 2005, the Company will continue to recognize compensation cost over the vesting period following the accelerated recognition method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” as if each underlying vesting date represented a separate option grant.
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

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the three and six months ended March 31, 2005, the Company recognized compensation expense of $3.0 million and $6.0 million, respectively, for stock options under APB Opinion No. 25, which was charged to the consolidated statement of operations. For the three and six months ended March 31, 2005, had stock-based compensation been accounted for based on the estimated grant date fair values, as defined by SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	March 31, 2005	March 31, 2005
Net loss, as reported	$(73,187)	$(193,905)
Add: stock-based compensation expense included in reported net loss, net of tax	3,019	6,008
Deduct: stock-based compensation expense determined under fair value method, net of tax	(17,307)	(34,500)

Net loss, pro forma	$(87,475)	$(222,397)

Net loss per share:
Basic – as reported	$(0.16)	$(0.41)
Basic – pro forma	$(0.19)	$(0.47)

Diluted – as reported	$(0.16)	$(0.41)
Diluted – pro forma	$(0.19)	$(0.47)
Under SFAS No. 123(R), the Company now records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after October 1, 2005 under the provisions of SFAS No. 123(R) and (ii) compensation cost for the unvested portion of options granted prior to October 1, 2005 over their remaining vesting periods using the amounts previously measured under SFAS No. 123 for pro forma disclosure purposes. During the three and six months ended March 31, 2006, the Company recognized compensation expense of $12.3 million and $25.6 million, respectively, for stock options and $0.5 million and $1.5 million, respectively, for employee stock purchase plan awards in its consolidated statement of operations. Included in the compensation expense recognized during the three and six months ended March 31, 2006 is $1.0 million of stock option modification charges relating to (i) the resignation of the Company’s President pursuant to his employment agreement, as amended, and (ii) the resignation of one member of our Board of Directors. These modifications involved the extension of post-resignation exercise periods and an acceleration of vesting for the member of our Board of Directors. Under the transition provisions of SFAS No. 123(R), the Company has recognized a cumulative effect of a change in accounting principle to reduce additional paid-in capital by $20.7 million, consisting of (i) the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005, primarily accounted for under APB Opinion No. 25, and (ii) the $8.2 million difference between the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005 for the options issued in the Company’s business combinations and the remaining unamortized grant-date fair value of these options, which also reduced goodwill.
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

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options and employee stock purchase plan awards:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
Stock option plans:
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	76%	97%	76%	97%
Risk-free interest rate	4.4%	4.2%	4.4%	3.9%
Average expected life (in years)	5.25	4.50	5.25	4.50

Stock purchase plan:
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	76%	79%	76%	79%
Risk-free interest rate	4.4%	4.0%	4.4%	4.0%
Average expected life (in years)	0.50	0.50	0.50	0.50
The expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.
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
The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
Stock options and warrants	15,559	1,346	9,883	1,633
5.25% convertible subordinated notes due May 2006	5,840	5,840	5,840	5,840
4.25% convertible subordinated notes due May 2006	7,364	7,364	7,364	7,364
4.00% convertible subordinated notes due February 2007	11,796	12,137	11,967	12,137
4.00% convertible subordinated notes due March 2026	11,168	—	5,584	—

Total	51,727	26,687	40,638	26,974

Recent Accounting Pronouncements – In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on October 1, 2006 and does not expect that the adoption will have a material impact on its financial position or results of operations.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 on October 1, 2006 and does not expect that the adoption will have a material impact on its financial position or results of operations.
Reclassification – The Company has reclassified $16.9 million of restructuring accruals from current liabilities to other long-term liabilities on our September 30, 2005 balance sheet to conform to the current period presentation. This reclassification did not affect the Company’s results of operations or cash flows for the year ended September 30, 2005 and did not affect total assets, total liabilities or total shareholders’ equity as of September 30, 2005. Additionally, this reclassification did not have a material impact on current or long-term liabilities as of September 30, 2005. The remaining current portion of the restructuring liability of $11.9 million as of September 30, 2005 has been included in other current liabilities on the accompanying condensed consolidated balance sheet.
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
The aggregate purchase price for this acquisition was $14.8 million. Of this purchase price, approximately $0.3 million was allocated to net tangible assets, approximately $0.7 million was allocated to unearned compensation representing the intrinsic value of unvested stock options exchanged in the transaction, approximately $1.4 million was allocated to identifiable intangible assets, and the remaining $12.4 million was allocated to goodwill. The identifiable intangible assets are being amortized on a straight-line basis over their useful lives of between two and eight years, with a weighted-average life of approximately six years. The pro forma effect of this acquisition was not material to the Company’s results of operations for the six months ended March 31, 2005.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Supplemental Financial Information
Marketable Securities
Short-term, available-for-sale securities consist of the following (in thousands):

		Gross	Gross
	Cost or	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
March 31, 2006:
Corporate debt securities	$35,033	$—	$(317)	$34,716
Domestic government agency securities	63,799	—	(88)	63,711
Equity securities	52,524	—	(10,604)	41,920

	$151,356	$—	$(11,009)	$140,347

September 30, 2005:
Corporate debt securities	$37,974	$—	$(40)	$37,934
Domestic government agency securities	58,137	2	(171)	57,968
Equity securities	52,524	—	(9,120)	43,404

	$148,635	$2	$(9,331)	$139,306

Long-term, available-for-sale securities consist of the following (in thousands):

		Gross	Gross
	Cost or	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
September 30, 2005:
Domestic government agency securities	$15,964	$—	$(102)	$15,862
Corporate debt securities	22,910	—	(287)	22,623

	$38,874	$—	$(389)	$38,485

The Company’s marketable equity securities at March 31, 2006 and September 30, 2005 consist of 6.2 million shares of Skyworks Solutions, Inc. common stock. The Company’s weighted average cost basis in these shares is $8.49 per share, and the market values at March 31, 2006 and September 30, 2005 were $6.78 and $7.02 per share, respectively. The market value of these securities has been less than the Company’s cost basis since July 2005. The Company has evaluated the near-term prospects of Skyworks in relation to the magnitude and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these shares for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2006 or September 30, 2005.
The Company also evaluated its corporate debt and domestic government agency securities and determined that certain of these investments were other-than-temporarily impaired at March 31, 2006. As a result, the Company recorded an impairment charge of $0.3 million in the accompanying condensed consolidated statements of operations for the three and six months ended March 31, 2006.
Inventories
Inventories consist of the following (in thousands):

	March 31,	September 30,
	2006	2005
Work-in-process	$62,951	$61,535
Finished goods	24,351	33,794

	$87,302	$95,329

At March 31, 2006 and September 30, 2005, inventories are net of excess and obsolete (E&O) inventory reserves of $39.8 million and $44.8 million, respectively. In addition, at March 31, 2006 and September 30, 2005, inventories are net of lower of cost or market (LCM) reserves of $6.2 million and $6.7 million, respectively.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Goodwill
The changes in the carrying amount of goodwill for the six months ended March 31, 2006 was as follows (in thousands):

Goodwill at September 30, 2005	$717,013
Additions	6,000
Adjustments	(8,227)

Goodwill at March 31, 2006	$714,786

During the six months ended March 31, 2006, the Company recorded an $8.2 million adjustment to goodwill as a result of the adoption of SFAS No. 123(R) (see Note 1). The Company also recorded $6.0 million of additional goodwill during the six months ended March 31, 2006 related to earn-outs for previous business combinations.
Intangible Assets
Intangible assets consist of the following (in thousands):

	March 31, 2006			September 30, 2005
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Developed technology	$146,146	$(68,200)	$77,946	$146,146	$(54,133)	$92,013
Customer base	4,660	(2,216)	2,444	4,660	(1,781)	2,879
Other intangible assets	21,888	(11,232)	10,656	21,888	(10,071)	11,817

	$172,694	$(81,648)	$91,046	$172,694	$(65,985)	$106,709

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	Remainder
	of 2006	2007	2008	2009	2010	Thereafter
Amortization expense	$15,041	$29,801	$29,333	$13,831	$2,079	$961
Mindspeed Warrant
The Company has a warrant to purchase 30 million shares of Mindspeed Technologies, Inc. common stock at an exercise price of $3.408 per share through June 2013. At March 31, 2006 and September 30, 2005, the market values of Mindspeed’s common stock were $3.98 and $2.41 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net each period. At March 31, 2006, the aggregate fair value of the Mindspeed warrant included on the accompanying condensed consolidated balance sheet was $64.5 million. The warrant was valued using the Black-Scholes-Merton model with expected terms for portions of the warrant varying from 1 to 5 years, expected volatility of 78%, a weighted average risk-free interest rate of 4.8% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying condensed consolidated balance sheet.
The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Short-Term Debt
On November 29, 2005, the Company established an accounts receivable financing facility whereby it will sell, from time to time, certain accounts receivable to Conexant USA, LLC, a special purpose entity which is a consolidated subsidiary of the Company. Concurrently, Conexant USA entered into an $80.0 million revolving credit agreement with a bank which is secured by the assets of Conexant USA. This credit agreement has a term of 364 days, with 364-day renewal periods at the sole discretion of the bank. Conexant USA is required to maintain certain minimum amounts on deposit (restricted cash) with the bank during the term of the credit agreement. Borrowings under the credit agreement, which cannot exceed the lesser of $80 million and 85% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables, will bear interest equal to the 7-day LIBOR plus 0.6%. Additionally, Conexant USA will pay a fee of 0.2% per annum for the unused portion of the line of credit. The credit agreement also requires the Company and its consolidated subsidiaries to maintain minimum levels of shareholders’ equity and cash and cash equivalents. At March 31, 2006, Conexant USA had $8.8 million of restricted cash and $84.2 million of accounts receivable, both of which serve as collateral under the credit agreement. At March 31, 2006, Conexant USA had borrowed $80.0 million under this credit agreement and was in compliance with all financial covenants.
Long-Term Debt
On March 7, 2006, the Company issued $200.0 million principal amount of 4% convertible subordinated notes due March 2026 for proceeds, net of issuance costs, of $195.1 million. The notes are general unsecured obligations of the Company. The initial purchasers of the notes have an option, exercisable until May 31, 2006, to purchase up to an additional $50.0 million aggregate principal amount of the notes. Interest on the notes is payable in arrears semiannually on each March 1 and September 1, beginning on September 1, 2006. The notes are convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $4.92 per share, subject to adjustment for certain events. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Beginning on March 1, 2011, the notes may be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders may require the Company to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
In March 2006, the Company purchased $58.5 million principal amount of its 4.00% convertible subordinated notes due February 2007 at prevailing market prices, resulting in a gain on the extinguishment of debt of $0.4 million, net of the write-off of associated deferred debt issuance costs of $0.2 million. This gain is included in other (income) expense, net in the accompanying condensed consolidated statements of operations for the three and six months ended March 31, 2006.
Long-term debt consists of the following (in thousands):

	March 31,	September 30,
	2006	2005
5.25% convertible subordinated notes due May 2006 with a conversion price of $22.26	$130,000	$130,000
4.25% convertible subordinated notes due May 2006 with a conversion price of $9.08	66,825	66,825
4.00% convertible subordinated notes due February 2007 with a conversion price of $42.43	456,500	515,000
4.00% convertible subordinated notes due March 2026 with a conversion price of $4.92	200,000	—

Total	853,325	711,825
Less: current portion of long-term debt	(653,325)	(196,825)

Long-term debt	$200,000	$515,000

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Other (Income) Expense, Net
Other (income) expense, net consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
Investment and interest income	$(6,632)	$(1,223)	$(9,897)	$(1,774)
Decrease (increase) in fair value of the Mindspeed warrant	(35,642)	13,492	(31,331)	(1,281)
Losses of equity method investments	584	3,371	2,655	6,460
Gains on sales of equity securities	(577)	(11,112)	(4,414)	(11,112)
Other	59	(1,099)	(497)	(50)

	$(42,208)	$3,429	$(43,484)	$(7,757)

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
Stock Option Plans
The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of March 31, 2006, approximately 52.5 million shares are available for grant under the stock option and long-term incentive plans. Stock options are generally granted with exercise prices of not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.
A summary of activity under all of the Company’s stock option plans is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Shares	Average Exercise	Contractual	Value
	(in thousands)	Price Per Share	Term (in years)	(in thousands)
Outstanding, September 30, 2005	111,195	$2.81
Granted	13,498	2.69
Exercised	(4,616)	2.05
Canceled	(9,310)	4.22

Outstanding, March 31, 2006	110,767	$2.70	5.04	$32,406

Exercisable, March 31, 2006	66,056	$3.17	3.57	$29,645

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The weighted average grant-date fair value of options granted during the six months ended March 31, 2006 was $1.76 per share. The total intrinsic value of options exercised during the six months ended March 31, 2006 was $4.4 million. The total cash received from employees as a result of stock option exercises was $8.9 million for the six months ended March 31, 2006.
At March 31, 2006, the total unrecognized fair value compensation cost related to unvested stock options and employee stock purchase plan awards was $45.8 million, which is expected to be recognized over a remaining weighted average period of approximately 2.7 years.
Directors Stock Plan
The Company has a Directors Stock Plan which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the Directors Stock Plan, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. During the six months ended March 31, 2006, 80,000 stock options were granted under the Directors Stock Plan.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (ESPP) which allows eligible employees to purchase shares of the Company’s common stock at a price equal to 85% of the lower of fair market value at the beginning or end of each offering period. Under the ESPP, employees may authorize the Company to withhold up to 15% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 2,000 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally six months in duration, but may be terminated earlier under certain circumstances. During the six months ended March 31, 2006, approximately 1.9 million shares were issued under the ESPP for total proceeds of $3.1 million.
At March 31, 2006, approximately 25.5 million shares of the Company’s common stock were reserved for future issuance under the ESPP, of which 17.5 million shares become available in 2.5 million share annual increases, subject to the Board of Directors selecting a lower amount.
Performance Share Plan
The Company has a Performance Share Plan. On November 2, 2005, the Company issued performance shares at a fair value of $2.16 per share to an executive in satisfaction of his fiscal 2005 performance share award granted under his employment agreement. The total fair value of the award was $0.6 million and was paid with 154,879 shares of common stock and cash. At March 31, 2006, approximately 3.0 million shares of the Company’s common stock are available for issuance under this plan, excluding approximately 0.3 million shares reserved for issuance under an executive’s performance award granted in February 2006.
5. Commitments and Contingencies
Lease Commitments
The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. Rental expense under operating leases was approximately $8.0 million and $11.5 million for the six months ended March 31, 2006 and 2005, respectively.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At March 31, 2006, future minimum lease obligations, net of sublease income, under non-cancelable operating leases were as follows (in thousands):

Fiscal Year	Lease Payments	Sublease Income	Net Obligation
Remainder of 2006	$16,794	$(4,013)	$12,781
2007	29,384	(8,081)	21,303
2008	23,650	(6,753)	16,897
2009	16,220	(3,096)	13,124
2010	15,808	(3,125)	12,683
Thereafter	77,331	(8,862)	68,469

Total future minimum lease payments	$179,187	$(33,930)	$145,257

The summary of future minimum lease payments includes an aggregate gross amount of $63.8 million of lease obligations that principally expire through fiscal 2021, which have been accrued for in connection with the Company’s reorganization and restructuring actions (see Note 7) and previous actions taken by GlobespanVirata, Inc. prior to its merger with the Company in February 2004.
At March 31, 2006, the Company is contingently liable for approximately $5.9 million in operating lease commitments on facility leases that were assigned to Mindspeed and Skyworks Solutions, Inc. at the time of their separation from the Company.
Legal Matters
Certain claims have been asserted against the Company, including claims alleging the use of the intellectual property rights of others in certain of the Company’s products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the adjudication of such claims through arbitration or litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably for the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted and taking into account the Company’s reserves for such matters, and except as described in the Texas Instruments, Inc. litigation discussion below, management believes the disposition of such matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
IPO Litigation – In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. In June 2003, Conexant, Inc. and the named officers and directors entered into a memorandum of understanding outlining a settlement agreement with the plaintiffs that will, among other things, result in the dismissal with prejudice of all the claims against the former GlobeSpan, Inc. officers and directors. The final settlement was executed in June 2004. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement. The bar orders have since been modified. The settlement remains subject to a number of conditions and final approval. It is possible that the settlement will not be approved. Even if the settlement is approved, individual class members will have an opportunity to opt out of the class and to file their own lawsuits, and some may do so. In either event, the Company does not anticipate that the ultimate outcome of this litigation will have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Texas Instruments, Inc. – The Company’s Conexant, Inc. subsidiary (formerly named GlobespanVirata, Inc.) has been involved in a dispute with Texas Instruments, Inc., Stanford University and its Board of Trustees, and Stanford University OTL, LLC (collectively, Texas Instruments or TI) over a group of patents (and related foreign patents) that Texas Instruments alleges are essential to certain industry standards for implementing ADSL technology. Globespan commenced the litigation against TI in the spring of 2003, alleging that TI had violated the antitrust laws and had engaged in patent misuse with respect to their licensing of patents related to Asymmetric Digital Subscriber Line (ADSL) technology, and furthermore that TI had violated the antitrust laws by suppressing competition in ADSL technology (the Antitrust and Patent Misuse Claims). Globespan also alleged various violations of state law, including breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, and tortious interference with prospective economic advantage (the State Law Claims). TI brought counterclaims against Globespan, alleging that it had infringed certain TI patents and owed money damages for that infringement. Among other defenses to those claims of patent infringement, Globespan asserted that the patents were unenforceable because of patent misuse and furthermore that it was licensed to these patents under a license agreement between Conexant and TI, as of the date that Globespan merged into Conexant.
In the litigation, the District Court in New Jersey previously bifurcated the Antitrust and Patent Misuse Claims and the State Law Claims brought by Globespan and the patent counterclaims brought by TI, and directed that the patent issues asserted by TI would be tried first, with the antitrust and patent misuse claims asserted by Globespan to be tried second. Trial of the patent issues was conducted during January 2006 and into early February 2006. On February 6, 2006, the jury rendered a verdict finding that Globespan had infringed three patents and that its infringement was willful. The jury awarded lost profits damages to TI of $60.5 million and reasonable royalty damages to TI of $51.5 million, for a total verdict of $112.0 million. As an alternative to the $112.0 million verdict, the jury was also instructed to provide a damages award through March 1, 2004 (roughly the effective date for Globespan’s argument that it was licensed under the Conexant-TI license agreement). Up through March 1, 2004, the jury awarded lost profits damages to TI of $52.0 million and reasonable royalty damages of $45.0 million for a total of $97.0 million. TI also seeks an award of prejudgment interest on any damages finally awarded. Further, the jury finding of willful infringement permits TI to seek an enhancement of the damages award, which by law can be up to three times the amount of actual damages.
At the conclusion of the patent infringement phase of the trial, the district judge declined to enter a judgment with respect to this jury verdict. This was because a second phase of this case remains to be tried — the Antitrust and Patent Misuse Claims and State Law Claims asserted by Globespan against TI. Trial of that second phase is currently scheduled for October 2006. Thus, at this stage, there is no enforceable judgment against Globespan. If Globespan subsequently prevails on its Antitrust and Patent Misuse Claims in the subsequent phase of the litigation, the patent damages award to TI would be barred in whole or in substantial part, and Globespan could be entitled to the recovery of damages and attorneys’ fees from TI if it prevails on its Antitrust and Patent Misuse Claims and/or its State Law Claims. Furthermore, Globespan will be filing post-trial motions with the district court seeking to reduce or to set aside the patent damages verdict as unsupported by the evidence and contrary to prevailing law. Globespan is also entitled to appeal the jury’s findings of patent infringement, validity and damages, though the timing of such an appeal remains uncertain because of the bifurcated nature of the case.
On March 3, 2006 the District Court issued an order granting TI’s motion to dismiss certain of Globespan’s antitrust claims. The court dismissed four counts of Globespan’s complaint relating to certain defined ADSL markets. Twelve other counts of Globespan’s complaint remain in the case. The court also dismissed Globespan’s claims alleging that TI’s patent licensing practices constituted per se unlawful tying under the antitrust laws. Globespan’s other antitrust claims relating to TI’s conduct in the ADSL standards-compliant technology market remain in the case, including tying claims under the rule of reason, patent misuse claims and contractual claims. Discovery in the case continues and trial is currently scheduled for October 2006.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Although the Company believes that Conexant, Inc. has strong arguments in favor of its position in this dispute, it can give no assurance that Conexant, Inc. will prevail on its claims in the upcoming antitrust trial or in its post-trial motions and/or appeal related to the recently concluded patent infringement phase of the trial. If the litigation is adversely resolved, Conexant, Inc. could be held responsible for the payment of damages and/or future royalties and/or have the sale of certain of Conexant, Inc. products stopped by an injunction, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. The Company has recorded a reserve during the second quarter of fiscal 2006 for the Texas Instruments litigation in the amount of $40.0 million, in accordance with SFAS No. 5, “Accounting for Contingencies,” and related interpretations, which is included in special charges in the accompanying condensed consolidated statements of operations for the three and six months ended March 31, 2006. The ultimate outcome of this litigation remains uncertain and could vary materially in either direction from the amount reserved. Any necessary change in the reserve could have a material effect on the Company’s business, financial condition, results of operations and cash flows.
Class Action Suits – In December 2004 and January 2005, the Company and certain current and former officers and directors were named as defendants in several complaints seeking monetary damages filed on behalf of all persons who purchased Company common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934 by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases have now been consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al., are being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation. On September 1, 2005, the defendants filed their motion to dismiss the case. On November 23, 2005, the court granted the plaintiff’s motion to file a second amended complaint, which was filed on December 5, 2005. The defendants filed an amended motion to dismiss the case on February 6, 2006. Plaintiffs filed their opposition on April 24, 2006, and defendant’s reply is scheduled for May 31, 2006.
In addition, in February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006.
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

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The durations of the Company’s guarantees and indemnities varies, and in many cases are indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. Product warranty costs are not significant.
In connection with the Company’s acquisition of Amphion Semiconductor in June 2004, the Company guaranteed the value of the 600,000 shares issued to the former Amphion shareholders for a defined period through June 29, 2006 (subject to certain conditions and elections). The guaranty is subject to adjustment for any stock split, stock dividend, recapitalization, merger or similar transaction. In the event that the market price of the Company’s common stock does not equal or exceed $10.00 for at least five consecutive trading days during this period, the Company will be required to make an additional payment (in cash or additional shares of common stock at the Company’s option) to former Amphion shareholders for the difference between the $10.00 and the market price per share of such shares as of specified dates. Based on the Company’s closing stock price on March 31, 2006, this guaranty would result in a cash payment of approximately $3.9 million or the issuance of approximately 1.1 million shares.
Other
The Company has been designated as a potentially responsible party and is engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. In addition, the Company is engaged in remediation of groundwater contamination at its former Newport Beach, California wafer fabrication facility. Management currently estimates the aggregate remaining costs for these remediations to be approximately $2.4 million and has accrued for these costs as of March 31, 2006.
In connection with certain non-marketable equity investments, with a carrying value of $9.0 million, the Company may be required to invest up to an additional $4.9 million as of March 31, 2006. These additional investments are subject to capital calls, and a decision by the Company not to participate would result in an impairment of the investments.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
Net loss	$(10,132)	$(73,187)	$(34,403)	$(193,905)
Other comprehensive income (loss):
Foreign currency translation adjustments	194	(749)	(707)	879
Unrealized gains (losses) on available-for-sale securities	10,676	(27,887)	(1,291)	(43,351)
Reclassification adjustment for realized gains on available-for-sale securities	—	(11,260)	—	(11,260)
Minimum pension liability adjustments	79	51	152	138

Other comprehensive income (loss)	10,949	(39,845)	(1,846)	(53,594)

Comprehensive income (loss)	$817	$(113,032)	$(36,249)	$(247,499)

Accumulated other comprehensive loss consists of the following (in thousands):

	March 31,	September 30,
	2006	2005
Foreign currency translation adjustments	$(4,127)	$(3,420)
Unrealized losses on available-for-sale securities	(11,009)	(9,718)
Minimum pension liability adjustments	(8,722)	(8,874)

Accumulated other comprehensive loss	$(23,858)	$(22,012)

7. Special Charges
Special charges (credits) consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
Restructuring charges (credits)	$(1,146)	$5,768	$(216)	$17,739
Integration charges (credits)	—	1,586	(400)	5,111
Asset impairments	—	3,008	85	3,463
Litigation charge	40,000	—	40,000	—
Other special charges	—	3,234	300	6,540

	$38,854	$13,596	$39,769	$32,853

Restructuring Charges (Credits)
     The Company has implemented a number of cost reduction initiatives since late fiscal 2001 to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions. The costs and expenses associated with the restructuring activities, except for the liabilities associated with the 2004 Merger Related Reorganization Plan (described below) that related to the employees and facilities of GlobespanVirata, are included in special charges in the Company’s consolidated statements of operations. The costs and expenses that relate to the employees and facilities of GlobespanVirata have been recorded as acquired liabilities in the merger and included as part of the purchase price allocation in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Business Combination,” and SFAS No. 141, “Business Combinations.” In May 2004, the GlobespanVirata subsidiary was renamed Conexant, Inc.
     2006 Restructuring Action – In November 2005, the Company announced operating site closures and further workforce reductions. In total, the Company has notified approximately 25 employees of their involuntary termination. During the six months ended March 31, 2006, the Company recorded total charges of $1.5 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who have been offered and have commenced the relocation process.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Activity and liability balances recorded as part of the 2006 Restructuring Action for the six months ended March 31, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, September 30, 2005	$—	$—	$—
Charged to costs and expenses	278	—	278
Cash payments	(5)	—	(5)

Restructuring balance, December 31, 2005	273	—	273
Charged to costs and expenses	1,220	—	1,220
Cash payments	(227)	—	(227)

Restructuring balance, March 31, 2006	$1,266	$—	$1,266

2005 Restructuring Action – In November 2004, the Company announced plans to further reduce its operating expense level by the end of 2005. The components of this plan were a shift of product development resources to lower-cost regions and cost savings from continued merger-related sales, general and administrative consolidation. During fiscal year 2005, the Company announced several operating site closures and workforce reductions. In total, the Company notified approximately 255 employees of their involuntary termination, including approximately 175 domestic and 80 international employees. The Company recorded charges of $19.7 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who have been offered and have commenced the relocation process. Additionally, the Company has recorded charges of $7.2 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As a result, the Company recorded the present value of the future lease obligations, in excess of the expected future sublease income, using a discount rate of 8.0%, and will accrete the remaining approximate $8.4 million into expense over the remaining terms of the leases. The non-cash facility accruals include $7.0 million of reclassifications of the deferred gains on the previous sale-leaseback of two facilities and $6.6 million of reclassifications from earlier restructuring actions for another facility. During the six months ended March 31, 2006, the Company increased its facilities related charges by $0.7 million as a result of the accretion of rent expense and recorded a $2.5 million net reduction of workforce related charges primarily due to a revised estimate of the remaining severance and termination benefits costs to be paid.
Activity and liability balances recorded as part of the 2005 Restructuring Action for the six months ended March 31, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, September 30, 2005	$3,544	$19,338	$22,882
Charged to costs and expenses	191	346	537
Reclassification to accrued compensation and benefits	1,899	—	1,899
Cash payments	(1,626)	(1,675)	(3,301)

Restructuring balance, December 31, 2005	4,008	18,009	22,017
Charged (credited) to costs and expenses	(2,720)	321	(2,399)
Reclassifications	(55)	55	—
Cash payments	(561)	(1,070)	(1,631)

Restructuring balance, March 31, 2006	$672	$17,315	$17,987

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

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Activity and liability balances recorded as part of the 2004 Merger Related Reorganization Plan pertaining to Conexant, Inc. employees and facilities for the six months ended March 31, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, September 30, 2005	$—	$3,345	$3,345
Credited to costs and expenses	—	(55)	(55)
Cash payments	—	(141)	(141)

Restructuring balance, December 31, 2005	—	3,149	3,149
Cash payments	—	(154)	(154)

Restructuring balance, March 31, 2006	$—	$2,995	$2,995

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

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Activity and liability balances recorded as part of the 2004 Merger Related Restructuring Plan pertaining to Conexant Systems, Inc. employees and facilities and the additional fourth fiscal quarter of 2004 restructuring action for the six months ended March 31, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, September 30, 2005	$65	$831	$896
Charged to costs and expenses	170	—	170
Cash payments	(224)	(183)	(407)

Restructuring balance, December 31, 2005	11	648	659
Charged to costs and expenses	33	—	33
Cash payments	(42)	(167)	(209)

Restructuring balance, March 31, 2006	$2	$481	$483

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
Activity and liability balances related to the 2003 Corporate Restructuring Plan for the six months ended March 31, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, September 30, 2005	$—	$716	$716
Cash payments	—	(144)	(144)

Restructuring balance, December 31, 2005	—	572	572
Cash payments	—	(143)	(143)

Restructuring balance, March 31, 2006	$—	$429	$429

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

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Activity and liability balances related to the 2002 Corporate and Manufacturing Restructuring Plan for the six months ended March 31, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, September 30, 2005	$—	$990	$990
Cash payments	—	(489)	(489)

Restructuring balance, December 31, 2005	—	501	501
Cash payments	—	(183)	(183)

Restructuring balance, March 31, 2006	$—	$318	$318

Through March 31, 2006, the Company has paid an aggregate of $71.9 million in connection with all of its restructuring plans and has remaining restructuring accruals of $23.5 million, of which $2.0 million relates to workforce reductions and $21.5 million relates to facility and other costs. Of the $23.5 million of restructuring accruals at March 31, 2006, $8.2 million is included in other current liabilities and $15.3 million is included in other liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2006. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2006 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various times through fiscal 2021. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.
Integration Charges (Credits)
The integration credit of $0.4 million in the six months ended March 31, 2006 resulted from a true-up of previously accrued retention bonus amounts for individuals who left the Company prior to earning the benefit.
Integration charges of $1.6 million and $5.1 million in the three and six months ended March 31, 2005, respectively, consisted of costs committed as a result of the integration efforts of the employees, customers, operations and other business aspects related to the merger with GlobespanVirata.
Asset Impairments
During the six months ended March 31, 2006, the Company recorded asset impairment charges of $0.1 million related to prior facility closures.
During the three months and six months ended March 31, 2005, the Company recorded asset impairment charges of $3.0 million and $3.5 million, respectively, related to various operating assets which were determined to be redundant and no longer required as a result of restructuring activities. These assets have been abandoned.
Litigation Charge
During the three and six months ended March 31, 2006, the Company recorded a $40.0 million charge related to its ongoing litigation with Texas Instruments (see Note 5 for a discussion of the TI litigation).
Other Special Charges
During the six months ended March 31, 2006, the Company recorded other special charges of $0.3 million related to prior facility closures. Other special charges of $6.5 million in the six months ended March 31, 2005 consisted of $3.2 for the settlement of legal matters, $2.3 million of stock option and warrant modification charges, and $1.0 million of other special charges.
8. Segment and Geographic Information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although we had four operating segments at March 31, 2006, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable operating segment, broadband communications.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
Americas	$23,849	$21,267	$43,059	$39,706
Asia-Pacific	203,232	132,585	400,096	238,057
Europe, Middle East and Africa	15,502	15,886	30,134	32,596

	$242,583	$169,738	$473,289	$310,359

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For the three months ended March 31, 2005 and six months ended March 31, 2006 and 2005, no customer accounted for 10% or more of net revenues. There was one customer that accounted for 10% of net revenues for the three months ended March 31, 2006. Sales to the Company’s twenty largest customers represented approximately 67% and 68% of net revenues for the six months ended March 31, 2006 and 2005, respectively.
Long-lived assets consist of property, plant and equipment and other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	March 31,	September 30,
	2006	2005
Americas	$83,049	$76,270
Asia-Pacific	11,937	6,845
Europe, Middle East and Africa	2,080	2,702

	$97,066	$85,817

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 35% of net revenues in the first six months of fiscal 2006, as compared to 27% for the similar period of fiscal 2005. For the three months ended March 31, 2005 and the six months ended March 31, 2006 and 2005, no customer accounted for 10% or more of net revenues. There was one customer that accounted for 10% of net revenues for the three months ended March 31, 2006. Our top 20 customers accounted for approximately 67% and 68% of net revenues for the first six months of fiscal 2006 and 2005, respectively. Revenues derived from customers located in the Asia-Pacific region, the Americas, and Europe (including the Middle East and Africa) were 85%, 9%, and 6%, respectively, of our net revenues for the first six months of fiscal 2006, and 76%, 13%, and 11%, respectively, of our net revenues for the first six months of fiscal 2005. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Results of Operations
Net Revenues

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
(in thousands)	2006	2005	2006	2005
Net revenues	$242,583	$169,738	$473,289	$310,359
Net revenues increased 43% in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. This increase was driven by a 52% increase in unit volume shipments, which more than offset a 6% decrease in average selling prices (ASPs). The unit volume shipments increased in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 as a result of (i) the approximate $20.0 million channel inventory reduction at our distributors in the second quarter of fiscal 2005 (discussed below) and (ii) increased demand across most of our product lines, particularly our broadband media products as satellite set-top box design wins began to ramp into production.
Net revenues increased 52% in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. This increase was driven by a 63% increase in unit volume shipments, which more than offset a 6% decrease in ASPs. The unit volume shipments increased in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 as a result of (i) the approximate $60.0 million channel inventory reduction at our distributors and estimated $10.0 million inventory reduction at our direct customers in the first six months of fiscal 2005 (discussed below) and (ii) increased demand across most of our product lines, particularly our broadband media products as satellite set-top box design wins began to ramp into production.
During fiscal 2004, we experienced lower than expected end customer demand which resulted in excess channel inventory build up at our direct customers, distributors and resellers. During the first quarter of fiscal 2005, we reduced channel inventory at our distributors by approximately $40.0 million, and we believe that there was an approximate $10.0 million reduction of channel inventory at our direct customers. During the second quarter of fiscal 2005, there was a further reduction of channel inventory of approximately $20.0 million.
Gross Margin

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
(in thousands)	2006	2005	2006	2005
Gross margin	$106,210	$59,972	$201,963	$67,128
Percent of net revenues	44%	35%	43%	22%
Gross margin represents net revenues less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer production and assembly and test services. Our cost of goods sold consists predominantly of purchased finished wafers, assembly and test services, royalties, amortization of production photo mask costs, other intellectual property costs, labor and overhead associated with product procurement, and non-cash stock-based compensation charges for procurement personnel.
Our gross margin percentage for the second quarter of fiscal 2006 was 44%, compared with 35% for the second quarter of fiscal 2005. Excluding the impact of changes to revenue reserves that we maintain to estimate customer pricing adjustments, our gross margin percentage for the second quarter of fiscal 2006 would have been 43%, compared to 39% for the second quarter of fiscal 2005. The higher gross margin percentage in the second quarter of fiscal 2006 can be attributed to the benefits of our manufacturing cost-reduction initiatives, as well as more stable product pricing.

Our gross margin percentage for the first six months of fiscal 2006 was 43%, compared with 22% for the first six months of fiscal 2005. Excluding the impact of $45.0 million of inventory charges recorded during the first quarter of fiscal 2005 and the impact of changes to revenue reserves that we maintain to estimate customer pricing adjustments, our gross margin percentage for the first six months of fiscal 2006 would have been 42%, compared to 40% for the first six months of fiscal 2005. The higher gross margin percentage in the first six months of fiscal 2006 can be attributed to the benefits of our manufacturing cost-reduction initiatives, as well as more stable product pricing.
We assess the recoverability of our inventories on a quarterly basis through a review of inventory levels in relation to foreseeable demand, generally over the following twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During the three months ended March 31, 2006 and 2005, we recorded $4.6 million and $1.0 million, respectively, of inventory charges for excess and obsolete (E&O) inventory. During the six months ended March 31, 2006 and 2005, we recorded $7.2 million and $29.2 million, respectively, of inventory charges for E&O inventory. There were charges totaling $28.2 million recorded in the first quarter of fiscal 2005 that were primarily the result of the reduced demand outlook for fiscal year 2005 related to our broadband access and wireless networking products. Activity in our E&O inventory reserves for the three and six months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
(in thousands)	2006	2005	2006	2005
E&O reserves at beginning of period	$42,157	$51,475	$44,833	$23,319
Additions	4,578	1,009	7,174	29,165
Release upon sales of product	(3,608)	(1,001)	(6,651)	(1,001)
Scrap	(1,197)	(2,060)	(2,842)	(2,041)
Standards adjustments and other	(2,137)	3,879	(2,721)	3,860

E&O reserves at end of period	$39,793	$53,302	$39,793	$53,302

We have created an action plan at a product line level to scrap approximately 20% of the remaining E&O inventory during the second half of fiscal 2006, and we are still in the process of evaluating the remaining reserved products. It is possible that some of these reserved products will be sold, which will benefit our gross margin in the period sold.
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

On a quarterly basis, we also assess the net realizable value of our inventories. When the estimated average selling price, plus costs to sell our inventory falls below our inventory cost, we adjust our inventory to its current estimated market value. During the three months ended March 31, 2006, we recorded $0.4 million of inventory charges to adjust certain wireless networking products to their estimated market value. During the six months ended March 31, 2006 and 2005, we recorded $3.3 million and $18.9 million, respectively, of inventory charges to adjust certain wireless networking products to their estimated market value. Increases to this inventory reserve may be required based upon actual average selling prices and changes to our current estimates, which would impact our gross margin percentage in future periods. Activity in our lower of cost or market (LCM) inventory reserves for the three and six months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
(in thousands)	2006	2005	2006	2005
LCM reserves at beginning of period	$8,864	$18,854	$6,739	$—
Additions	371	—	3,321	18,854
Release upon sales of product	(3,007)	(3,882)	(3,786)	(3,882)
Standards adjustments and other	—	(3,879)	(46)	(3,879)

LCM reserves at end of period	$6,228	$11,093	$6,228	$11,093

Research and Development

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
(in thousands)	2006	2005	2006	2005
Research and development	$64,831	$70,539	$129,190	$143,080
Percent of net revenues	27%	42%	27%	46%
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
R&D expense decreased $5.7 million in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 primarily as a result of our restructuring efforts which have streamlined R&D projects and shifted resources to lower cost regions. Also contributing to the decrease in R&D expense was $3.4 million of credits relating to property tax settlements. These decreases were partially offset by a $3.6 million increase in non-cash stock-based compensation expense due to our adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” in the first quarter of fiscal 2006.
R&D expense decreased $13.9 million in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 primarily as a result of our restructuring efforts which streamlined R&D projects and shifted resources to lower cost regions. Also contributing to the decrease in R&D expense was $3.4 million of credits relating to property tax settlements. These decreases were partially offset by a $6.6 million increase in non-cash stock-based compensation expense due to our adoption of SFAS No. 123(R) in the first quarter of fiscal 2006.
Selling, General and Administrative

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
(in thousands)	2006	2005	2006	2005
Selling, general and administrative	$36,320	$28,362	$74,921	$58,368
Percent of net revenues	15%	17%	16%	19%

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
SG&A expense increased $8.0 million in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. This increase is primarily attributable to a $5.1 million increase in legal fees related to on-going intellectual property litigation and a $6.0 million increase in non-cash stock-based compensation expense due to our adoption of SFAS No. 123(R) in the first quarter of fiscal 2006. These increases were partially offset by $3.1 million of credits related to property tax settlements.
SG&A expense increased $16.6 million in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. This increase is primarily attributable to an $8.5 million increase in legal fees related to on-going intellectual property litigation and a $14.0 million increase in non-cash stock-based compensation expense due to our adoption of SFAS No. 123(R) in the first quarter of fiscal 2006. These increases were partially offset by $3.1 million of credits related to property tax settlements.
Amortization of Intangible Assets

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
(in thousands)	2006	2005	2006	2005
Amortization of intangible assets	$7,758	$8,140	$15,665	$16,433
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average period of approximately five years.
The decrease in amortization expense for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 and the first six months of fiscal 2006 compared to the first six months of fiscal 2005 is attributable to several intangible assets becoming fully amortized during fiscal 2005 and 2006.
Special Charges

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
(in thousands)	2006	2005	2006	2005
Restructuring charges (credits)	$(1,146)	$5,768	$(216)	$17,739
Integration charges (credits)	—	1,586	(400)	5,111
Asset impairments	—	3,008	85	3,463
Litigation charge	40,000	—	40,000	—
Other special charges	—	3,234	300	6,540

	$38,854	$13,596	$39,769	$32,853

Special charges for the second quarter of fiscal 2006 consisted of a $40.0 million charge related to our on-going litigation with Texas Instruments, Inc. (see Part II, Item I, “Legal Proceedings,” for a discussion of the TI litigation), offset by $1.1 million of restructuring credits. The restructuring credits were comprised of a $2.7 million reduction of the accrual relating to the fiscal 2005 restructuring action due to a revised estimate of the remaining employee severance and termination benefit costs to be paid, partly offset by $1.3 million of additional employee severance and termination benefit costs mainly related to the fiscal 2006 restructuring action and $0.3 million of facilities related charges primarily resulting from the accretion of rent expense related to the fiscal 2005 restructuring action. Special charges for the first six months of fiscal 2006 consisted primarily of the $40.0 million charge related to our on-going litigation with Texas Instruments. The ultimate outcome of the litigation with Texas Instruments remains uncertain and could vary materially in either direction from the amount reserved. Any necessary change in the reserve could have a material effect on our business, financial condition, results of operations and cash flows.

Special charges for the second quarter of fiscal 2005 included $5.8 million of restructuring charges primarily for employee severance and termination benefit costs related to the fiscal 2005 restructuring action, $1.6 million of integration charges related to the merger with GlobespanVirata, asset impairment charges of $3.0 million primarily associated with leasehold improvements in facilities that were vacated as part of our restructuring activities, and $3.2 million of other special charges for settlements of legal matters. In addition to the $13.6 million of total special charges recorded during the second quarter of fiscal 2005 discussed above, special charges for the first six months of fiscal 2005 consisted principally of $12.0 million of restructuring charges primarily for employee severance and termination benefit costs and facilities charges related to the fiscal 2005 restructuring action, an additional $3.5 million of integration charges, and $2.3 million of stock option and warrant modification charges.
Interest Expense

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
(in thousands)	2006	2005	2006	2005
Interest expense	$10,052	$8,463	$18,854	$16,894
Interest expense is primarily related to our convertible subordinated notes and, beginning in the first quarter of fiscal 2006, to borrowings under a short-term credit facility.
Interest expense increased in the three and six months ended March 31, 2006 compared to the three and six months ended March 31, 2005 as a result of the short-term credit facility we established in November 2005 and the additional $200.0 million of convertible subordinated notes we issued in March 2006.
Other (Income) Expense, Net

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
(in thousands)	2006	2005	2006	2005
Investment and interest income	$(6,632)	$(1,223)	$(9,897)	$(1,774)
Decrease (increase) in fair value of the Mindspeed warrant	(35,642)	13,492	(31,331)	(1,281)
Losses of equity method investments	584	3,371	2,655	6,460
Gains on sales of equity securities	(577)	(11,112)	(4,414)	(11,112)
Other	59	(1,099)	(497)	(50)

	$(42,208)	$3,429	$(43,484)	$(7,757)

Other income, net for the second quarter of fiscal 2006 consisted primarily of $6.6 million of investment and interest income and a $35.6 million increase in the fair value of the Mindspeed warrant, which resulted primarily from an increase in the fair value of Mindspeed’s common stock during the quarter. Other income, net for the first six months of fiscal 2006 was primarily comprised of a $31.3 million increase in the fair value of the Mindspeed warrant, $9.9 million of investment and interest income, and $4.4 million of gains on sales of equity securities, partially offset by $2.7 million of losses from our equity method investments.
Other expense, net for the second quarter of fiscal 2005 consisted primarily of a $13.5 million decrease in the fair value of the Mindspeed warrant and $3.4 million of losses from our equity method investments, partially offset by $1.2 million of investment and interest income and $11.1 million of gains on sales of equity securities. Other income, net for the first six months of fiscal 2005 was comprised of $11.1 million in gains on sales of equity securities (primarily our investment in SiRF Technologies Holdings, Inc. or SiRF), $1.8 million of investment and interest income, and a $1.3 million increase in the fair value of the Mindspeed warrant, partially offset by $6.5 million of losses from our equity method investments.

Provision for Income Taxes
We recorded income tax expense of $0.7 million and $0.6 million for the first quarters of fiscal 2006 and 2005, respectively, and $1.5 million and $1.2 million for the first six months of fiscal 2006 and 2005, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. No U.S. Federal income tax expense was recorded for any of these periods as all of our federal and the majority of our state income taxes are offset by fully reserved deferred tax assets. Except to the extent of the Federal alternative minimum tax (AMT), we expect this will continue for the foreseeable future. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized.
As of March 31, 2006, we had $1.2 billion of fully reserved deferred tax assets, which are related to U.S. Federal income tax net operating loss (NOL) carryforwards and which can be used to offset taxable income in subsequent years. Approximately $440.0 million of the NOL carryforwards were acquired in business combinations, and if we receive a tax benefit from their utilization, the benefit will be recorded as a reduction to goodwill. The deferred tax assets acquired in the merger with GlobespanVirata are subject to limitations imposed by section 382 of the Internal Revenue Code. Such limitations are not expected to impair our ability to utilize these deferred tax assets.
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
Liquidity and Capital Resources
Our cash and cash equivalents increased by $252.1 million during the first six months of fiscal 2006. Cash provided by operating activities was $14.3 million for the first six months of fiscal 2006, compared to cash used in operating activities of $51.0 million for the first six months of fiscal 2005. Cash flows generated from operations during the first six months of fiscal 2006 were $9.3 million and an additional $30.8 million was generated as a result of favorable changes in inventories and accounts payable, offset by a $13.6 million unfavorable change in accounts receivable and $12.2 million of payments related to special charges and other restructuring related items. Cash flows used in operations for the first six months of fiscal 2005 were $93.5 million, before $82.4 million of favorable changes in accounts receivable, inventories and accounts payable, an $8.0 million payment to Agere for the settlement of patent litigation, and $31.9 million of payments related to special charges and other restructuring related items.
Cash provided by investing activities was $10.0 million for the first six months of fiscal 2006 compared to cash provided by investing activities of $52.4 million for the first six months of fiscal 2005. The cash provided by investing activities in the first six months of fiscal 2006 was attributable to $35.5 million of net proceeds from sales and maturities of marketable securities and $5.2 million of proceeds from sales of non-marketable equity securities. These cash flows from investing activities of approximately $40.7 million were partially offset by $13.1 million of capital expenditures primarily due to our expansion efforts in India and China, $8.8 million of restricted cash as required under our new credit facility, and $6.9 million of earnout payments related to previous business combinations. Cash provided by investing activities of $52.4 million for the first six months of fiscal 2005 includes net proceeds of $49.1 million received from the purchase and sale-leaseback of our headquarters facility, net proceeds from sales and maturities of marketable securities of $24.6 million, and $11.7 million of proceeds from sales of non-marketable equity securities. These cash flows from investing activities of approximately $85.4 million were offset by cash used in investing activities for acquisitions of $18.0 million and capital expenditures of $12.4 million.

Cash provided by financing activities was $227.8 million for the first six months of fiscal 2006 compared to $0.7 million for the first six months of fiscal 2005. The cash provided by financing activities in in the first six months of fiscal 2006 consisted of net proceeds of $195.1 from the issuance of convertible subordinated notes due March 2026, $78.5 million of net proceeds from our new credit facility and $12.0 million of proceeds from the issuance of common stock under our stock-based employee benefit plans. These cash flows from financing activities were partially offset by $57.9 million of repurchases and retirements of a portion of our convertible subordinated notes due February 2007. The cash provided by financing activities in the first six months of fiscal 2005 consisted primarily of $0.5 million of proceeds from the issuance of common stock.
Total cash, cash equivalents and marketable securities are as follows:

	March 31,	September 30,
(in thousands)	2006	2005
Cash and cash equivalents	$454,795	$202,704
Short-term marketable debt securities (primarily domestic government agency securities and corporate debt securities)	98,427	95,902
Long-term marketable debt securities (primarily domestic government agency securities and corporate debt securities)	—	38,485

Subtotal	553,222	337,091

Marketable equity securities (6.2 million shares of Skyworks Solutions, Inc.)	41,920	43,404

Total cash, cash equivalents and marketable securities	$595,142	$380,495

Included in our cash, cash equivalents and marketable securities of $595.1 million as of March 31, 2006 are 6.2 million shares of common stock of Skyworks Solutions, Inc. valued at $41.9 million. For these securities, there is risk associated with the overall state of the stock market, having available buyers for the shares we may want to sell, and ultimately being able to liquidate the securities at a favorable price. There can be no assurance that the carrying value of these assets will ultimately be realized.
In addition to our cash, cash equivalents and marketable securities, our principal sources of liquidity include cash generated from operations, our investment in Jazz Semiconductor, our warrant to purchase 30 million shares of Mindspeed Technologies, Inc. common stock and other assets, including real estate.
The value of the Mindspeed warrant, reflected as a long-term asset on our accompanying condensed consolidated balance sheet as of March 31, 2006, is $64.5 million and is not included in the above cash, cash equivalents and marketable securities. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value. Further, there is no assurance that the equity markets would allow us to liquidate a substantial portion of these warrants within a short time period without significantly impacting the market value. Although Jazz filed a Registration Statement on Form S-1 in April 2006 regarding its intent to complete an initial public offering of its common stock, Jazz is currently a privately-held company and, as a result, our ability to liquidate this investment is limited.
In March 2006, we issued $200.0 million of 4% convertible subordinated notes due March 2026. As of March 31, 2006, we had a total of $853.3 million aggregate principal amount of convertible subordinated notes outstanding, of which $196.8 million is due in May 2006, $456.5 million is due in February 2007 and $200.0 million is due in March 2026. The conversion prices of the notes due in May 2006 and February 2007 are currently substantially in excess of the market value of our common stock. We also have an $80.0 million credit facility with a bank, under which we had borrowed $80.0 million as of March 31, 2006. This credit facility has an initial term of 364 days, which expires in November 2006 and which is subject to 364-day renewal periods at the discretion of the bank. Additionally, in February 2006, a jury verdict was reached in our litigation with Texas Instruments, which awarded Texas Instruments $112 million in damages (See Part II, Item 1, “Legal Proceedings,” for a discussion of the TI litigation).

As a result of our convertible subordinated notes due February 2007 being reclassified to current liabilities during the second fiscal quarter of 2006, we had negative working capital of $174.2 million at March 31, 2006, compared to positive working capital of $142.8 million at September 30, 2005. If we are unable to generate sufficient cash flows from our operations and realize additional value from our investments and other assets, we may be unable to meet our February 2007 debt obligations without additional financing. We cannot assure you that we will have access to additional sources of capital, or be able to refinance our debt, on favorable terms or at all.
Contractual obligations at March 31, 2006 are as follows:

	Payments due by period
		Less than 1			More than 5
(in millions)	Total	year	1-3 years	3-5 years	years
Long-term debt	$853.3	$653.3	$—	$—	$200.0
Short-term debt	80.0	80.0	—	—	—
Interest on debt	185.8	33.8	16.0	16.0	120.0
Operating leases	179.2	16.8	53.1	32.0	77.3
Assigned leases	5.9	2.3	1.6	1.3	0.7
Capital commitments	4.9	4.9	—	—	—

	$1,309.1	$791.1	$70.7	$49.3	$398.0

At March 31, 2006, the Company had many sublease arrangements on operating leases for terms ranging from near term to approximately ten years. Aggregate scheduled sublease income based on current terms is approximately $33.9 million.
Off-Balance Sheet Arrangements
We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with our spin-off from Rockwell International Corporation, we assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with our contribution of certain of our manufacturing operations to Jazz Semiconductor, Inc., we agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the sales of our products, we provide intellectual property indemnities to our customers. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware.
The durations of our guarantees and indemnities varies, and in many cases are indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in our consolidated balance sheets. Product warranty costs are not significant.
In connection with our acquisition of Amphion Semiconductor in June 2004, we guaranteed the value of the 600,000 shares issued to the former Amphion shareholders for a defined period through June 29, 2006 (subject to certain conditions and elections). The guaranty is subject to adjustment for any stock split, stock dividend, recapitalization, merger or similar transaction. In the event that the market price of our common stock does not equal or exceed $10.00 for at least five consecutive trading days during this period, we will be required to make an additional payment (in cash or additional shares of common stock at our option) to former Amphion shareholders for the difference between the $10.00 and the market price per share of such shares as of specified dates. Based on our closing stock price on March 31, 2006, this guaranty would result in a cash payment of approximately $3.9 million or the issuance of approximately 1.1 million shares.

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
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on October 1, 2006 and do not expect that the adoption will have a material impact on our financial position or results of operations.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 on October 1, 2006 and do not expect that the adoption will have a material impact on our financial position or results of operations.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to business combinations, revenue recognition, allowances for doubtful accounts, inventories, long-lived assets, deferred income taxes, valuation of derivative instruments, non-marketable equity securities, stock-based compensation, restructuring charges and employee benefit plans. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

Business combinations
We account for acquired businesses using the purchase method of accounting which requires that the assets and liabilities assumed be recorded at the date of acquisition at their respective fair values. Because of the expertise required to value intangible assets and in-process research and development (IPR&D), we typically engage a third party valuation firm to assist management in determining those values. Valuation of intangible assets and IPR&D entails significant estimates and assumptions including, but not limited to: determining the timing and expected costs to complete projects, estimating future cash flows from product sales, and developing appropriate discount rates and probability rates by project. We believe that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. To the extent actual results differ from those estimates, our future results of operations may be affected by incurring charges to our statements of operations. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.
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
We have many distributor customers for whom revenue is recognized upon shipment of product to them, as the contractual terms provide for limited or no rights of return. During the three months ended December 31, 2004, we determined that we were unable to enforce our contractual terms with three distribution customers. As a result, from October 1, 2004, we have deferred the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party. At March 31, 2006, deferred revenue for these three distributors was $2.7 million.
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

Non-marketable equity securities
We have a portfolio of strategic investments in non-marketable equity securities. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute their business plans and how well their products are accepted, as well as their ability to obtain venture capital funding to continue operations and to grow. We review all of our investments periodically for impairment and an impairment analysis of non-marketable equity securities requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or by others. We have experienced substantial impairments in the value of our non-marketable equity securities investments over the past few years. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of our investments that may not be reflected in their current carrying values, which could require additional impairment charges to write down the carrying values of such investments.
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
Under SFAS No. 123(R), we now record in our consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after October 1, 2005 under the provisions of SFAS No. 123(R) and (ii) compensation cost for the unvested portion of options granted prior to October 1, 2005 over their remaining vesting periods using the amounts previously measured under SFAS No. 123 for pro forma disclosure purposes. During the three and six months ended March 31, 2006, we recognized compensation expense of $12.3 million and $25.6 million, respectively, for stock options and $0.5 million and $1.5 million, respectively, for employee stock purchase plan awards in our consolidated statement of operations. Under the transition provisions of SFAS No. 123(R), we have recognized a cumulative effect of a change in accounting principle to reduce additional paid-in capital by $20.7 million, consisting of (i) the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005, primarily accounted for under APB Opinion No. 25, and (ii) the $8.2 million difference between the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005 for the options issued in our business combinations and the remaining unamortized grant-date fair value of these options, which also reduced goodwill.

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

A jury in the U.S. District Court for the District of New Jersey has rendered a verdict against us in the patent infringement phase of the Texas Instruments litigation and awarded damages of $112 million which, because of the willfulness finding, may be increased up to threefold at the judge’s discretion, plus costs and prejudgment interest. If we do not succeed on our claims in the antitrust phase, including patent misuse, if we lose on the contract reformation claims related to our patent license agreement with Texas Instruments and if we are not able to secure a license from Texas Instruments in respect of the ADSL products of our Conexant, Inc. subsidiary, Texas Instruments may seek to enjoin us from selling any unlicensed ADSL products of our Conexant, Inc. subsidiary, we may be liable for additional claims arising through our contractual indemnification of our customers for intellectual property matters, and we will be required to pay significant damages, which will have a material adverse effect on our business, financial condition, results of operations and cash flows.
As described in our previous quarterly and annual filings with the Securities and Exchange Commission, our Conexant, Inc. subsidiary (formerly GlobespanVirata, Inc.) has been involved in a dispute with Texas Instruments, Inc., Stanford University and its Board of Trustees, and Stanford University OTL, LLC (collectively, Texas Instruments) over a group of patents (and related foreign patents) that Texas Instruments alleges are essential to certain industry standards for implementing asymmetric digital subscriber line (ADSL) technology. GlobespanVirata also sought a declaration that certain ADSL patents held by Texas Instruments were not infringed, were invalid and/or were unenforceable. In mid-2004, the court bifurcated the case into two phases, patent and antitrust (including the defense of patent misuse), with the patent phase going to trial first, in January 2006. On February 6, 2006, a jury in the U.S. District Court for the District of New Jersey reached a verdict on patent infringement counterclaims filed by Texas Instruments, found that Conexant, Inc. willfully infringed three patents related to ADSL technology and awarded Texas Instruments $112 million in damages, which the judge in the case has the authority to enhance up to threefold, plus costs and prejudgment interest. We have the right to file post-trial motions for judgment as a matter of law and, at the appropriate time, plan to file an appeal regarding the patent phase of the case.
In this two-phase case, no payment of damages, whether from us to Texas Instruments, or from Texas Instruments to us, will be required until the conclusion of the jury trial in the second phase. The second phase of the case, which involves allegations of violations of U.S. antitrust laws by Texas Instruments, is currently scheduled for October of this year.
In addition, there is a pending equitable issue before the trial judge regarding whether Conexant Inc.’s ADSL products are covered by our fully paid-up license of Texas Instruments’ patents under our patent license agreement with Texas Instruments entered into in 2003, from and after our February 2004 merger with GlobespanVirata. We believe that if the trial judge decides that Conexant Inc.’s ADSL products are not covered by our existing license with Texas Instruments, then Texas Instruments would be required to enter into good faith negotiations to license the relevant patents to Conexant, Inc. on reasonable and nondiscriminatory terms; however, Texas Instruments may dispute this obligation.
While the jury verdict, rulings, damages and other awards in this litigation remain subject to the completion of the antitrust phase of the litigation and the determination of higher courts on any appeals we may file in this case, we may not prevail in the antitrust phase of the litigation or our appeal may not ultimately be successful. If we do not prevail on our defense of patent misuse or on our antitrust claims in the antitrust phase of the litigation or our appeal on the patent infringement phase is unsuccessful, the jury verdict in the patent infringement phase of the Texas Instruments litigation requiring us to pay a royalty in respect of all revenues resulting from infringing activities will have a material adverse effect on our future operating results and financial condition and may significantly impede our growth prospects. In addition to the monetary judgment against us, if we do not prevail on our defense of patent misuse, if we lose on the contract reformation claims relating to our patent license agreement with Texas Instruments and if we are not able to secure a license from Texas Instruments in respect of the ADSL products of our Conexant, Inc. subsidiary, Texas Instruments may seek to enjoin us from selling any unlicensed ADSL products of our Conexant, Inc. subsidiary and we may be liable for additional claims arising through our contractual indemnification of our customers for intellectual property matters which will have a material adverse effect on our future operating results and financial condition and may significantly impede our growth prospects. We cannot assure you that we will have sufficient capital resources to fulfill these and our other obligations described under “We face a risk that capital needed for our business and to repay our convertible notes will not be available when we need it.” An adverse outcome in the antitrust phase, our defense of patent misuse or our appeal of the jury verdict in the patent phase could also increase our cost of capital, make our efforts to raise capital or trade credit more difficult and have an adverse effect on our reputation. Any of these developments would have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are not required to make payment of any amounts to Texas Instruments, if at all, until the completion of the antitrust phase of the litigation, which is currently scheduled for trial in October 2006. In addition, pending the outcome of any appeal we may pursue, all enforcement proceedings of the monetary aspects of any judgment against us in this case should be stayed by the District Court subject to our posting of an acceptable bond. We have recorded a reserve for the Texas Instruments litigation in the amount of $40.0 million, in accordance with SFAS No. 5, “Accounting for Contingencies,” and related interpretations. The ultimate outcome of this litigation remains uncertain and could vary materially in either direction from the amount reserved. Any necessary change in the reserve could have a material effect on our business, financial condition, results of operations and cash flows.
We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and loss of our ability to use, make, sell, export or import our products or one or more components comprising our products.
The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their patents and technology. Any litigation to determine the validity of claims that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation results in an adverse ruling we could be required to:
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
At March 31, 2006, we had $853.3 million aggregate principal amount of convertible subordinated notes outstanding, of which $196.8 million is due in May 2006, $456.5 million is due in February 2007, and $200.0 million is due in March 2026. The conversion prices of the notes that are due in May 2006 and February 2007 are currently substantially in excess of the market value of our common stock. We also have $80.0 million of short-term debt which expires in November 2006 and is subject to extension at the discretion of the lender. At March 31, 2006, we had cash, cash equivalents and marketable securities of $595.1 million. Working capital became negative during the second quarter of fiscal 2006 due to the reclassification of our convertible subordinated notes due February 2007 into a current liability account. If we are unable to generate sufficient cash flows from our operations and realize additional value from our investments and other assets, we may be unable to meet our February 2007 debt obligations without additional financing. We cannot assure you that we will have access to additional sources of capital, or be able to refinance our debt, on favorable terms or at all. Further, raising capital through the equity markets would have a greater effect on shareholder dilution.
Included in our cash, cash equivalents and marketable securities of $595.1 million as of March 31, 2006 are 6.2 million shares of common stock of Skyworks Solutions, Inc. valued at $41.9 million. For these securities, there is risk associated with the overall state of the stock market, having available buyers for the shares we may want to sell, and ultimately being able to liquidate the securities at a favorable price. We cannot assure you that the carrying value of these assets will ultimately be realized.

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
Our net losses for the first six months of fiscal 2006 and for fiscal 2005 were $34.4 million and $176.0 million, respectively. We have implemented a number of expense reduction and restructuring initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, the closure or consolidation of certain facilities and an increasing shift of product development resources to lower-cost regions, among other actions. However, these expense reduction initiatives alone will not return us to profitability. In order to return to profitability, we must achieve substantial revenue growth. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.
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
Sales to our twenty largest customers represented approximately 67% and 64% of our net revenues in the first six months of fiscal 2006 and for fiscal 2005, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:
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

As a result of the Paxonet Communications acquisition in December 2004 and organic growth, we have increased our headcount in India from approximately 180 employees to approximately 920 employees at several design centers since the end of fiscal 2004. We plan to continue this growth trend in India and other international locations in the Asia-Pacific region. Expansion and transition of product development efforts to other locations entails risks associated with our ability to manage the development of products at remote geographic locations, to achieve key program milestones, and to attract and retain qualified management, technical and other personnel necessary for the design and development of our products. If we experience product design or development delays as a result of the transition, or an inability to adequately staff the programs, there could be a material adverse effect on our results of operations.
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
Additionally, in periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. At March 31, 2006, we have $714.8 million of goodwill, of which approximately $616.8 million was generated in our merger with GlobespanVirata in February 2004. When market capitalization is below book value, it is an indicator that goodwill may be impaired. Although our market capitalization was above our book value at March 31, 2006, it has been below book value in the recent past. We performed our annual evaluation of goodwill in the fourth quarter of fiscal 2005 and determined that no impairment was required. However, if our market capitalization drops below our book value for a prolonged period of time or our current assumptions regarding our future operating performance change, we may be required to write down the value of our goodwill by taking a non-cash charge against earnings.

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
For the first six months of fiscal 2006 and for fiscal 2005, approximately 93% and 90%, respectively, of our net revenues were from customers located outside of the United States, primarily in the Asia-Pacific region and Europe. In addition, a significant portion of our workforce, including approximately 920 employees in India, and many of our key suppliers are located outside the United States. Our international operations consist of research and development, sales offices, and other general and administrative functions. We plan to continue our international expansion, particularly in the Asia-Pacific region. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:
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
We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 35% and 28% of our net revenues for the first six months of fiscal 2006 and for fiscal 2005, respectively. Our arrangements with these distributors are terminable at any time, and the loss of these arrangements could have an adverse effect on our operating results. For those international distributors that we account for under a deferred revenue recognition model, we rely on the distributor to provide us timely and accurate product sell through information. No assurances can be given that these international distributors will continue to provide us this information. If we are unable to obtain this information on a timely basis, or if we determine that the information we do receive is unreliable, it may affect the accuracy of amounts recorded in our consolidated financial statements, and therefore have an adverse effect on our operating results.

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
Our future success depends on our ability to attract and to retain the continued service and availability of skilled personnel, including our Chairman of the Board and Chief Executive Officer, members of our executive team, and those in design, technical, marketing and staff positions. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel can be intense in the semiconductor industry. While we have entered into employment agreements with some of our key personnel, we cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development and sale of our products. In addition, the Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining highly skilled talent. Recent accounting regulations requiring the expensing of stock options may impair the Company’s future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that the Company will continue to successfully attract, motivate, and retain key personnel.
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 35% and 28% of our net revenues for the first six months of fiscal 2006 and for fiscal 2005, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other supplier products and may not sell our products as quickly as forecasted, which may impact their future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. For example, the reduced demand outlook for fiscal year 2005 and the further decline of average selling prices for certain of our products resulted in net inventory charges aggregating $44.1 million.
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
Our former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us. In addition, we are engaged in remediations of groundwater contamination at our former Newport Beach, California wafer fabrication facility. We currently estimate the remaining costs for these remediations to be approximately $2.4 million and have accrued for these costs as of March 31, 2006.
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
As of March 31, 2006, we had approximately $1.2 billion of U.S. federal income tax net operating loss (NOL) carry forwards that can be used to offset taxable income in subsequent years. Approximately $440 million of the NOL carry forwards were acquired in the merger with GlobespanVirata and other acquisitions. The NOL carry forwards are scheduled to expire at various dates through 2026. Section 382 of the Internal Revenue Code could limit the future use of some or all of the NOL carry forwards if the ownership of our common stock changes by more than 50 percentage points in certain circumstances over a three-year testing period. Based on information known to us, we have not undergone such a change of ownership and the merger did not constitute a change of ownership, although the shares of our common stock issued in the merger will be taken into account in any change of ownership computations. Direct or indirect transfers of our common stock, when taken together with the shift in ownership resulting from the merger, could result in a change of ownership that would trigger the Section 382 limitation. If such an ownership change occurs, Section 382 would limit our use of NOL carry forwards in each subsequent taxable year to an amount equal to a federal long-term tax-exempt rate published by the Internal Revenue Service at the time of the ownership change, multiplied by our fair market value at such time; any unused annual limitation amounts may also be carried forward. The merger resulted in a change of ownership of GlobespanVirata and the future use of GlobespanVirata’s NOL carry forwards is subject to the Section 382 limitation (or further limitation in the case of NOL carry forwards already subject to limitation as a result of previous transactions) based on the fair market value of GlobespanVirata at the time of the merger.
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
Our cash, cash equivalents and marketable debt securities are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2006, the carrying value of our cash, cash equivalents and marketable debt securities approximates fair value.
As of March 31, 2006, our marketable equity securities consist of 6.2 million shares of Skyworks Solutions, Inc. Marketable equity securities are subject to equity price risk. For our equity security holdings, there are risks associated with the overall state of the stock market, having available buyers for shares we may sell, and ultimately being able to liquidate the securities at a favorable price. As of March 31, 2006, a 10% decrease in equity prices would result in a $4.2 million decrease in the value of our marketable equity securities.
We classify all of our marketable debt and equity securities as available-for-sale securities. As of March 31, 2006, the carrying value of these securities included net unrealized losses of $11.0 million.
We hold a warrant to purchase 30 million shares of common stock of Mindspeed. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of March 31, 2006, a 10% decrease in the market price of Mindspeed’s common stock would decrease the fair value of this warrant by approximately $8.9 million. At March 31, 2006, the market price of Mindspeed’s common stock was $3.98 per share. For the quarter ended March 31, 2006, the market price of Mindspeed’s common stock ranged from a low of $2.33 per share to a high of $4.13 per share.
Our short-term debt consists of borrowings under a 364-day credit facility. Interest related to our short-term debt is at the 7-day LIBOR plus 0.6% and was approximately 5.4% at March 31, 2006. Consequently, we do not believe our short-term debt is subject to significant market risk.
Our long-term debt consists of convertible subordinated notes with interest at fixed rates. Consequently, we do not believe our long-term debt is subject to significant market risk. However, the fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.
The following table shows the fair values of our financial instruments as of March 31, 2006:

(in millions)	Carrying Value	Fair Value
Cash and cash equivalents	$454.8	$454.8
Marketable debt securities	98.4	98.4
Marketable equity securities	41.9	41.9
Mindspeed warrant	64.5	64.5
Short-term debt	80.0	80.0
Current portion of long-term debt	653.3	645.8
Long-term debt	200.0	203.5

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, from time to time, we offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At March 31, 2006, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at March 31, 2006, a 10% change in the currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

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
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Texas Instruments, Inc. – The Company’s Conexant, Inc. subsidiary (formerly named GlobespanVirata, Inc.) has been involved in a dispute with Texas Instruments, Inc., Stanford University and its Board of Trustees, and Stanford University OTL, LLC (collectively, Texas Instruments or TI) over a group of patents (and related foreign patents) that Texas Instruments alleges are essential to certain industry standards for implementing ADSL technology. Globespan commenced the litigation against TI in the spring of 2003, alleging that TI had violated the antitrust laws and had engaged in patent misuse with respect to their licensing of patents related to Asymmetric Digital Subscriber Line (ADSL) technology, and furthermore that TI had violated the antitrust laws by suppressing competition in ADSL technology (the Antitrust and Patent Misuse Claims). Globespan also alleged various violations of state law, including breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, and tortious interference with prospective economic advantage (the State Law Claims). TI brought counterclaims against Globespan, alleging that it had infringed certain TI patents and owed money damages for that infringement. Among other defenses to those claims of patent infringement, Globespan asserted that the patents were unenforceable because of patent misuse and furthermore that it was licensed to these patents under a license agreement between Conexant and TI, as of the date that Globespan merged into Conexant.
In the litigation, the District Court in New Jersey previously bifurcated the Antitrust and Patent Misuse Claims and the State Law Claims brought by Globespan and the patent counterclaims brought by TI, and directed that the patent issues asserted by TI would be tried first, with the antitrust and patent misuse claims asserted by Globespan to be tried second. Trial of the patent issues was conducted during January 2006 and into early February 2006. On February 6, 2006, the jury rendered a verdict finding that Globespan had infringed three patents and that its infringement was willful. The jury awarded lost profits damages to TI of $60.5 million and reasonable royalty damages to TI of $51.5 million, for a total verdict of $112.0 million. As an alternative to the $112.0 million verdict, the jury was also instructed to provide a damages award through March 1, 2004 (roughly the effective date for Globespan’s argument that it was licensed under the Conexant-TI license agreement). Up through March 1, 2004, the jury awarded lost profits damages to TI of $52.0 million and reasonable royalty damages of $45.0 million for a total of $97.0 million. TI also seeks an award of prejudgment interest on any damages finally awarded. Further, the jury finding of willful infringement permits TI to seek an enhancement of the damages award, which by law can be up to three times the amount of actual damages.
At the conclusion of the patent infringement phase of the trial, the district judge declined to enter a judgment with respect to this jury verdict. This was because a second phase of this case remains to be tried — the Antitrust and Patent Misuse Claims and State Law Claims asserted by Globespan against TI. Trial of that second phase is currently scheduled for October 2006. Thus, at this stage, there is no enforceable judgment against Globespan. If Globespan subsequently prevails on its Antitrust and Patent Misuse Claims in the subsequent phase of the litigation, the patent damages award to TI would be barred in whole or in substantial part, and Globespan could be entitled to the recovery of damages and attorneys’ fees from TI if it prevails on its Antitrust and Patent Misuse Claims and/or its State Law Claims. Furthermore, Globespan will be filing post-trial motions with the district court seeking to reduce or to set aside the patent damages verdict as unsupported by the evidence and contrary to prevailing law. Globespan is also entitled to appeal the jury’s findings of patent infringement, validity and damages, though the timing of such an appeal remains uncertain because of the bifurcated nature of the case.
On March 3, 2006 the District Court issued an order granting TI’s motion to dismiss certain of Globespan’s antitrust claims. The court dismissed four counts of Globespan’s complaint relating to certain defined ADSL markets. Twelve other counts of Globespan’s complaint remain in the case. The court also dismissed Globespan’s claims alleging that TI’s patent licensing practices constituted per se unlawful tying under the antitrust laws. Globespan’s other antitrust claims relating to TI’s conduct in the ADSL standards-compliant technology market remain in the case, including tying claims under the rule of reason, patent misuse claims and contractual claims. Discovery in the case continues and trial is currently scheduled for October 2006.

Although the Company believes that Conexant, Inc. has strong arguments in favor of its position in this dispute, it can give no assurance that Conexant, Inc. will prevail on its claims in the upcoming antitrust trial or in its post-trial motions and/or appeal related to the recently concluded patent infringement phase of the trial. If the litigation is adversely resolved, Conexant, Inc. could be held responsible for the payment of damages and/or future royalties and/or have the sale of certain of Conexant, Inc. products stopped by an injunction, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. The Company has recorded a reserve during the second quarter of fiscal 2006 for the Texas Instruments litigation in the amount of $40.0 million, in accordance with SFAS No. 5, “Accounting for Contingencies,” and related interpretations, which is included in special charges in the Company’s condensed consolidated statements of operations for the three and six months ended March 31, 2006. The ultimate outcome of this litigation remains uncertain and could vary materially in either direction from the amount reserved. Any necessary change in the reserve could have a material effect on the Company’s business, financial condition, results of operations and cash flows.
Class Action Suits – In December 2004 and January 2005, the Company and certain current and former officers and directors were named as defendants in several complaints seeking monetary damages filed on behalf of all persons who purchased Company common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934 by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases have now been consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al., are being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation. On September 1, 2005, the defendants filed their motion to dismiss the case. On November 23, 2005, the court granted the plaintiff’s motion to file a second amended complaint, which was filed on December 5, 2005. The defendants filed an amended motion to dismiss the case on February 6, 2006. Plaintiffs filed their opposition on April 24, 2006, and defendant’s reply is scheduled for May 31, 2006.
In addition, in February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following is a tabulation of the votes on proposals considered at our Annual Meeting of Shareowners held on February 22, 2006 in Irvine, California:
1. To elect three members of the Board of Directors of the Company with terms expiring at the 2009 Annual Meeting of Shareowners.

	For	Withheld
Dwight. W. Decker	405,364,317	19,696,991
F. Craig Farrill	406,350,530	18,710,778
John W. Marren	391,254,606	33,806,702
2. To ratify the appointment by the Audit Committee of the Board of Directors of the accounting firm of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the current fiscal year.

For	411,610,161
Against	6,385,926
Abstain	1,003,513
Broker non-vote	N/A

ITEM 6. EXHIBITS

Exhibit No.	Description
4
Indenture, dated as of March 7, 2006, by and between the Company and J. P. Morgan Trust Company, National Association, as trustee, including the form of the Company’s 4% Convertible Subordinated Notes due March 1, 2026 attached as Exhibit A thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006, is incorporated by reference.

10.1
Registration Rights Agreement, dated as of March 7, 2006, by and between the Company and Lehman Brothers, Inc., filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 8, 2006, is incorporated by reference.

10.2	Amendment, dated as of January 20, 2006, between the Company and F.M. Rhodes to Employment Agreement, dated as of January 15, 2004, as amended, between the Company and F.M. Rhodes.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)
Date: April 28, 2006	By /s/ J. Scott Blouin
J. Scott Blouin
Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
4
Indenture, dated as of March 7, 2006, by and between the Company and J. P. Morgan Trust Company, National Association, as trustee, including the form of the Company’s 4% Convertible Subordinated Notes due March 1, 2026 attached as Exhibit A thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006, is incorporated by reference.

10.1
Registration Rights Agreement, dated as of March 7, 2006, by and between the Company and Lehman Brothers, Inc., filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 8, 2006, is incorporated by reference.

10.2	Amendment, dated as of January 20, 2006, between the Company and F.M. Rhodes to Employment Agreement, dated as of January 15, 2004, as amended, between the Company and F.M. Rhodes.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.