Form 10-Q
period 2006-06-30
CONEXANT SYSTEMS INC
filed 2006-08-09
CIK 1069353

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Yes ☐ No ☑
As of July 21, 2006, there were 482,722,591 shares of the registrant’s common stock outstanding.

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

CONEXANT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	June 30,	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$225,461	$202,704
Marketable securities	140,360	139,306
Restricted cash	8,800	—
Receivables, net of allowances of $774 and $3,803	145,412	87,240
Inventories	83,476	95,329
Other current assets	19,665	14,701

Total current assets	623,174	539,280

Property, plant and equipment, net	60,949	50,700
Goodwill	711,645	717,013
Intangible assets, net	83,527	106,709
Mindspeed warrant	29,337	33,137
Marketable securities – long-term	—	38,485
Other assets	121,051	96,200

Total assets	$1,629,683	$1,581,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$456,500	$196,825
Short-term debt	80,000	—
Accounts payable	135,969	108,957
Accrued compensation and benefits	34,181	27,505
Other current liabilities	65,461	63,197

Total current liabilities	772,111	396,484

Long-term debt	250,000	515,000
Other liabilities	89,112	100,947

Total liabilities	1,111,223	1,012,431

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 483,820 and 474,683 shares issued; and 482,538 and 473,500 shares outstanding	4,838	4,747
Treasury stock: 1,282 and 1,184 shares, at cost	(5,823)	(5,584)
Additional paid-in capital	4,687,421	4,657,901
Accumulated deficit	(4,154,659)	(4,053,166)
Accumulated other comprehensive loss	(13,169)	(22,012)
Notes receivable from stock sales	(148)	(304)
Unearned compensation	—	(12,489)

Total shareholders’ equity	518,460	569,093

Total liabilities and shareholders’ equity	$1,629,683	$1,581,524

See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	$251,635	$197,464	$724,924	$507,823
Cost of goods sold (1)	137,598	122,430	408,924	365,661
Gain on cancellation of supply agreement	(17,500)	—	(17,500)	—

Gross margin	131,537	75,034	333,500	142,162

Operating expenses:
Research and development (1)	70,096	66,282	199,286	209,362
Selling, general and administrative (1)	27,037	31,081	101,958	89,449
Amortization of intangible assets	7,520	7,969	23,185	24,402
Special charges	32,610	8,409	72,379	41,262

Total operating expenses	137,263	113,741	396,808	364,475

Operating loss	(5,726)	(38,707)	(63,308)	(222,313)

Interest expense	10,426	8,396	29,280	25,290
Other expense (income), net	49,907	(15,610)	6,423	(23,367)

Loss before income taxes	(66,059)	(31,493)	(99,011)	(224,236)

Provision for income taxes	1,031	673	2,482	1,835

Net loss	$(67,090)	$(32,166)	$(101,493)	$(226,071)

Net loss per share – basic and diluted	$(0.14)	$(0.07)	$(0.21)	$(0.48)

Shares used in basic and diluted per-share computation	481,626	471,247	477,716	469,935

(1)	These captions include non-cash employee stock-based compensation expense as follows (see Note 1):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of goods sold	$31	$—	$460	$—
Research and development	6,643	2,275	17,791	6,795
Selling, general and administrative	3,502	744	18,993	2,232

Total	$10,176	$3,019	$37,244	$9,027

See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(101,493)	$(226,071)

Adjustments to reconcile net loss to net cash used in operating activities, net of effects of acquisitions:
Depreciation	14,167	14,054
Amortization of intangible assets	23,185	24,402
Reduction of provision for bad debts	(2,243)	(1,543)
Inventory provisions	1,594	50,150
Decrease in fair value of Mindspeed warrant	3,800	14,804
Losses of equity method investments	3,303	8,587
Gains on sales of equity securities	(4,414)	(42,310)
Gain on cancellation of supply agreement	(17,500)	—
Impairment loss of Skyworks shares	18,456	—
Stock-based compensation	37,244	9,027
Other non-cash items, net	(2,098)	(299)
Changes in assets and liabilities:
Receivables	(55,929)	104,386
Inventories	10,063	43,324
Accounts payable	22,610	(47,535)
Agere patent litigation settlement	—	(8,000)
Special charges and other restructuring related items	(15,371)	(4,241)
Accrued expenses and other current liabilities	13,276	7,947
Other	(2,913)	(5,348)

Net cash used in operating activities	(54,263)	(58,666)

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(6,900)	(18,817)
Restricted cash	(8,800)	—
Proceeds from sales of equity securities	5,200	44,360
Purchases of marketable securities	(62,796)	(45,244)
Sales and maturities of marketable securities	89,862	68,831
Net proceeds from purchase and sale-leaseback	—	49,071
Purchases of property, plant and equipment	(23,500)	(16,426)
Investments in businesses	(705)	(2,580)

Net cash (used in) provided by investing activities	(7,639)	79,195

Cash flows from financing activities:
Proceeds from short-term debt, net of expenses of $1,541	78,459	—
Proceeds from long-term debt, net of expenses of $6,391	243,609	—
Repurchases and retirements of long-term debt	(254,684)	—
Proceeds from issuance of common stock	17,112	740
Repayment of notes receivable from stock sales	163	196

Net cash provided by financing activities	84,659	936

Net increase in cash and cash equivalents	22,757	21,465
Cash and cash equivalents at beginning of period	202,704	139,031

Cash and cash equivalents at end of period	$225,461	$160,496

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
Liquidity – As of June 30, 2006, the Company had a total of $706.5 million aggregate principal amount of convertible subordinated notes outstanding, of which $456.5 million is due in February 2007 and $250.0 million is due in March 2026. The conversion price of the notes due in February 2007 is currently substantially in excess of the market value of the Company’s common stock. The Company also has an $80.0 million credit facility with a bank, under which it had borrowed $80.0 million as of June 30, 2006. This credit facility has an initial term of 364 days, which expires in November 2006 and which is subject to 364-day renewal periods at the discretion of the bank. As of June 30, 2006, the Company’s current liabilities exceeded current assets by $148.9 million, whereas at September 30, 2005, its current assets exceeded current liabilities by $142.8 million.
In addition to its $365.8 million of cash, cash equivalents and marketable securities at June 30, 2006, the Company’s principal sources of liquidity will be cash generated from its operations, if any, and additional financing. For the nine months ended June 30, 2006, the Company incurred a net loss of $101.5 million and negative cash flows from operations of $54.3 million. Both the net loss and the negative cash flows from operations for the nine months ended June 30, 2006 were negatively impacted by a $70.0 million patent lawsuit settlement with Texas Instruments, Inc. The Company’s cash, cash equivalents and marketable securities include 6.2 million shares of common stock of Skyworks Solutions, Inc. valued at $34.1 million as of June 30, 2006. For these securities, there is risk associated with the overall state of the stock market, having available buyers for the shares the Company may want to sell, and ultimately being able to liquidate the securities at a favorable price in a short period of time. There can be no assurance that the carrying value of these securities will ultimately be realized. The closing price of Skyworks’ common stock on June 30, 2006 and August 4, 2006 was $5.51 and $4.44 per share, respectively. This additional per share decline since the end of the Company’s third fiscal quarter of 2006 represents an additional decline in the Company’s cash, cash equivalents and marketable securities of approximately $6.6 million.
Based on the Company’s current cash flow forecasts, the Company does not believe it will be able to generate sufficient cash flows from its operations and through any liquidation of its investments and other assets in order to meet its February 2007 debt obligations without also obtaining additional financing of approximately $200 million. The Company is currently evaluating several different financing alternatives and is currently focused on high-yield debt and term loans, as these instruments would not be dilutive to existing shareholders. The Company believes that it will be able to obtain the necessary financing and meet its February 2007 debt obligations; however, it cannot assure you that it will have access to additional sources of financing, or be able to refinance its existing debt, on favorable terms or at all.
The Company also has an investment in Jazz Semiconductor, Inc., a warrant to purchase 30 million shares of Mindspeed Technologies, Inc. common stock, and other assets, including real estate. As a result of current market conditions related to the value of these investments, as well as the Company’s limited ability to liquidate these assets, current cash flow forecasts through the due date of the Company’s February 2007 debt obligations do not assume any liquidation of these investments. The Company’s investment in Jazz is reflected as a long-term asset on the accompanying condensed consolidated balance sheet as of June 30, 2006. Although Jazz has filed a Registration Statement on Form S-1 regarding its intent to complete an initial public offering of its common stock, Jazz is currently a privately-held company and, as a result, the Company’s ability to liquidate this investment is limited. Further, there can be no assurance that Jazz will successfully complete its initial public offering or, if it does, that the

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Company would be able to sell a significant portion of its investment prior to the due date of its February 2007 debt obligations. The value of the Mindspeed warrant of $29.3 million is also reflected as a long-term asset on the Company’s accompanying condensed consolidated balance sheet as of June 30, 2006. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value. Further, there is no assurance that the equity markets would allow the Company to liquidate a substantial portion of this warrant within a short time period without significantly impacting the market value. The closing price of Mindspeed’s common stock on June 30, 2006 and August 4, 2006 was $2.41 and $1.49 per share, respectively. This additional per share decline since the end of the Company’s third fiscal quarter of 2006 represents an additional decline in the value of this warrant.
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
Fiscal Periods – For presentation purposes, references made to the periods ended June 30, 2006 and 2005 relate to the actual fiscal 2006 third quarter ended June 30, 2006 and the actual fiscal 2005 third quarter ended July 1, 2005, respectively.
Supplemental Cash Flow Information – Cash paid for interest was $22.4 million and $20.0 million for the nine months ended June 30, 2006 and 2005, respectively. Cash paid for income taxes for the nine months ended June 30, 2006 and 2005 was $1.3 million and $1.9 million, respectively. Non-cash investing activities for the nine months ended June 30, 2006 consisted of (i) the purchase of $2.9 million of property and equipment from suppliers on account and (ii) an additional investment in Jazz Semiconductor, Inc. obtained as a result of the termination of a supply agreement (see Note 9).
Revenue Recognition – The Company recognizes revenue when (1) the risk of loss has been transferred to the customer, (2) price and terms are fixed, (3) no significant vendor obligation exists, and (4) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have a contractual right of return or for whom the contractual terms were not enforced. Revenue with respect to these distributors is deferred until the purchased products are sold by the distributor to a third party. Other distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to reasonably estimate and establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any of the periods presented.
The Company has many distributor customers for whom revenue is recognized upon its shipment of product to them, as the contractual terms provide for no or limited rights of return. During the three months ended December 31, 2004, the Company determined that it was unable to enforce its contractual terms with three distribution customers. As a result, from October 1, 2004, the Company has deferred the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party. At June 30, 2006 and September 30, 2005, deferred revenue related to sales to distributors was $6.9 million and $6.5 million, respectively. As of June 30, 2006, the Company also has deferred revenue of $6.5 million related to shipments of products for which the Company has on-going obligations. Deferred revenue is included in other current liabilities on the accompanying condensed consolidated balance sheets.

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
Marketable Securities – The Company’s marketable securities are classified as available-for-sale and are reported at fair value on the accompanying condensed consolidated balance sheets. Unrealized gains and losses are reported in accumulated other comprehensive income (loss), a component of shareholders’ equity on the Company’s consolidated balance sheets. Realized gains and losses and declines in value deemed to be other-than-temporary are included in other expense (income), net in the Company’s consolidated statements of operations. In determining whether a decline in value is other-than-temporary, the Company evaluates, among other factors, (i) the duration and extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. The Company does not hold any securities for speculative or trading purposes.
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
Restricted Cash – Restricted cash represents a contractual cash requirement to collateralize a consolidated subsidiary’s obligations under an $80.0 million credit facility with a bank. For further information regarding the line of credit, see Note 3.
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

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the three and nine months ended June 30, 2005, the Company recognized compensation expense of $3.0 million and $9.0 million, respectively, for stock options under APB Opinion No. 25, which was charged to the consolidated statement of operations. For the three and nine months ended June 30, 2005, had stock-based compensation been accounted for based on the estimated grant date fair values, as defined by SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(32,166)	$(226,071)
Add: stock-based compensation expense included in reported net loss, net of tax	3,019	9,027
Deduct: stock-based compensation expense determined under fair value method, net of tax	(14,952)	(49,494)

Net loss, pro forma	$(44,099)	$(266,538)

Net loss per share:
Basic – as reported	$(0.07)	$(0.48)
Basic – pro forma	$(0.09)	$(0.57)

Diluted – as reported	$(0.07)	$(0.48)
Diluted – pro forma	$(0.09)	$(0.57)
Under SFAS No. 123(R), the Company now records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after October 1, 2005 under the provisions of SFAS No. 123(R) and (ii) compensation cost for the unvested portion of options granted prior to October 1, 2005 over their remaining vesting periods using the amounts previously measured under SFAS No. 123 for pro forma disclosure purposes. During the three and nine months ended June 30, 2006, the Company recognized compensation expense of $8.7 million and $34.2 million, respectively, for stock options and $1.5 million and $3.0 million, respectively, for employee stock purchase plan awards in its consolidated statement of operations. Included in the compensation expense recognized during the nine months ended June 30, 2006 is $1.0 million of stock option modification charges relating to (i) the resignation of the Company’s President pursuant to his employment agreement, as amended, and (ii) the resignation of one member of our Board of Directors. These modifications involved the extension of post-resignation exercise periods and an acceleration of vesting for the member of our Board of Directors. Under the transition provisions of SFAS No. 123(R), the Company has recognized a cumulative effect of a change in accounting principle to reduce additional paid-in capital by $20.7 million, consisting of (i) the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005, primarily accounted for under APB Opinion No. 25, and (ii) the $8.2 million difference between the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005 for the options issued in the Company’s business combinations and the remaining unamortized grant-date fair value of these options, which also reduced goodwill.
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

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options and employee stock purchase plan awards:

	Three Months Ended				Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006		2005		2006		2005
Stock option plans:
Expected dividend yield	0%		0%		0%		0%
Expected stock price volatility	74%		86%		76%		86%
Risk-free interest rate	4.9%		3.8%		4.5%		3.9%
Average expected life (in years)	5.2	5	5.0	0	5.2	5	4.9	0

Stock purchase plan:
Expected dividend yield	0%		0%		0%		0%
Expected stock price volatility	76%		79%		76%		89%
Risk-free interest rate	4.4%		4.0%		4.4%		4.1%
Average expected life (in years)	0.5	0	0.5	0	0.5	0	0.5	0
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
Derivative Financial Instruments – The Company’s derivative financial instruments as of June 30, 2006 principally consist of (i) the Company’s warrant to purchase 30 million shares of Mindspeed Technologies, Inc. common stock and (ii) foreign currency forward exchange contracts. See Note 3 for a discussion of the Mindspeed warrant.
The Company’s foreign currency forward exchange contracts are used to hedge certain Indian Rupee-denominated forecasted transactions related to its research and development efforts in India. The foreign currency forward contracts used to hedge these exposures are reflected at their fair value on the balance sheet and meet the criteria for designation as foreign currency cash flow hedges. The criteria for designating a derivative as a hedge include that the hedging instrument should be highly effective in offsetting changes in the designated hedged item. The Company has determined that its non-deliverable foreign currency forward contracts to purchase Indian Rupees are highly effective in offsetting the variability in the U.S. Dollar forecasted cash transactions resulting from changes in the U.S. Dollar / Indian Rupee spot foreign exchange rate. For these derivatives, the gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income (loss) on the balance sheet and is recognized in the statement of operations in the same period in which the hedged transaction affects operations, and within the same statement of operations line item as the impact of the hedged transaction. The gain or loss is recognized immediately in other expense (income), net in the statement of operations when a designated hedging instrument is either terminated early or an improbable or ineffective portion of the hedge is identified.
At June 30, 2006, the Company had outstanding forward exchange contracts with a notional amount of 607.5 million Indian Rupees, approximately $13.1 million, maturing at various dates through January 2007. Based on the fair value of these contracts at June 30, 2006, the Company recorded a net asset of $0.1 million. During the three and nine months ended June 30, 2006, there were no significant gains or losses recognized in the statements of operations for hedge ineffectiveness.
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

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Stock options and warrants	20,971	484	13,636	1,290
5.25% convertible subordinated notes due May 2006	2,824	5,840	4,835	5,840
4.25% convertible subordinated notes due May 2006	2,428	7,364	5,718	7,364
4.00% convertible subordinated notes due February 2007	10,758	12,137	11,564	12,137
4.00% convertible subordinated notes due March 2026	46,457	—	19,209	—

Total	83,438	25,825	54,962	26,631

Recent Accounting Pronouncements – In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company will adopt FIN 48 no later than October 1, 2007. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.
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
Reclassification – The Company has reclassified $16.9 million of restructuring accruals, principally consisting of future rental commitments under operating leases, from current liabilities to other long-term liabilities on its September 30, 2005 balance sheet to conform to the current period presentation. This reclassification did not affect the Company’s results of operations or cash flows for the year ended September 30, 2005 and did not affect total assets, total liabilities or total shareholders’ equity as of September 30, 2005. Additionally, this reclassification did not have a material impact on current or long-term liabilities as of September 30, 2005. The remaining current

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
portion of the restructuring liability of $11.9 million as of September 30, 2005 has been included in other current liabilities on the accompanying condensed consolidated balance sheet.
2. Business Combination
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
The aggregate purchase price for this acquisition was $14.8 million. Of this purchase price, approximately $0.3 million was allocated to net tangible assets, approximately $0.7 million was allocated to unearned compensation representing the intrinsic value of unvested stock options exchanged in the transaction, approximately $1.4 million was allocated to identifiable intangible assets, and the remaining $12.4 million was allocated to goodwill. The identifiable intangible assets are being amortized on a straight-line basis over their useful lives of between two and eight years, with a weighted-average life of approximately six years. The pro forma effect of this acquisition was not material to the Company’s results of operations for the nine months ended June 30, 2005.
3. Supplemental Financial Information
Marketable Securities
Available-for-sale securities classified as current assets consist of the following (in thousands):

		Gross	Gross
	Cost or	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
June 30, 2006:
Corporate debt securities	$26,506	$—	$(192)	$26,314
U.S. government agency securities	80,042	—	(64)	79,978
Equity securities	34,068	—	—	34,068

	$140,616	$—	$(256)	$140,360

September 30, 2005:
Corporate debt securities	$37,974	$—	$(40)	$37,934
U.S. government agency securities	58,137	2	(171)	57,968
Equity securities	52,524	—	(9,120)	43,404

	$148,635	$2	$(9,331)	$139,306

Available-for-sale securities classified as non-current assets consist of the following (in thousands):

		Gross	Gross
	Cost or	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
September 30, 2005:
U.S. government agency securities	$15,964	$—	$(102)	$15,862
Corporate debt securities	22,910	—	(287)	22,623

	$38,874	$—	$(389)	$38,485

The Company’s marketable equity securities at June 30, 2006 and September 30, 2005 consist of 6.2 million shares of Skyworks Solutions, Inc. common stock. The Company’s weighted average cost basis in these shares was $8.49 per share, and the market values at June 30, 2006 and September 30, 2005 were $5.51 and $7.02 per share, respectively. As of June 30, 2006, the market value of these securities has been less than the Company’s cost basis for approximately one year. The Company has evaluated the near-term prospects of Skyworks in relation to the magnitude and duration of the impairment, as well as the Company’s intent and ability to hold the shares for a

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
reasonable period of time sufficient for a recovery of fair value. As a result of (i) a 19% decline in the fair value of the Skyworks shares between March 31, 2006 and June 30, 2006, (ii) the fact that the shares have now been trading below the Company’s cost basis for approximately one year, and (iii) the fact that the Company can only reasonably hold these shares until its $456.5 million principal amount of 4% convertible subordinated notes become due in February 2007, the Company considers these securities to be other-than-temporarily impaired at June 30, 2006. As a result, the Company has recorded an impairment charge of $18.5 million in the accompanying condensed consolidated statements of operations for the three and nine months ended June 30, 2006. This impairment charge was recognized by reclassifying the unrealized loss that was included in accumulated other comprehensive income (loss) on the Company’s balance sheet. This charge permanently reduced the Company’s basis in the Skyworks shares to $5.51 per share, which was the Skyworks closing share price on the Nasdaq Stock Market on June 30, 2006. Future changes in the fair value of the Skyworks shares will be recorded in accumulated other comprehensive income (loss) on the Company’s balance sheet and will be subject to further other-than-temporary impairment reviews.
The Company also evaluated its U.S. government agency and corporate debt securities and determined that certain of these investments were other-than-temporarily impaired. As a result, the Company has recorded impairment charges of $0.1 million and $0.3 million in the accompanying condensed consolidated statements of operations for the three and nine months ended June 30, 2006, respectively.
Inventories
Inventories consist of the following (in thousands):

	June 30,	September 30,
	2006	2005
Work-in-process	$43,543	$61,535
Finished goods	39,933	33,794

	$83,476	$95,329

At June 30, 2006 and September 30, 2005, inventories are net of excess and obsolete (E&O) inventory reserves of $38.9 million and $44.8 million, respectively. In addition, at June 30, 2006 and September 30, 2005, inventories are net of lower of cost or market (LCM) reserves of $5.0 million and $6.7 million, respectively.
Goodwill
The changes in the carrying amount of goodwill for the nine months ended June 30, 2006 was as follows (in thousands):

Goodwill at September 30, 2005	$717,013
Additions	3,000
Adjustments	(8,368)

Goodwill at June 30, 2006	$711,645

During the nine months ended June 30, 2006, the Company recorded $3.0 million of additional goodwill related to an earn-out for a previous business combination. The Company also recorded an $8.2 million reduction of goodwill during the nine months ended June 30, 2006 as a result of the adoption of SFAS No. 123(R) (see Note 1).

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Intangible Assets
Intangible assets consist of the following (in thousands):

	June 30, 2006			September 30, 2005
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Developed technology	$138,883	$(67,636)	$71,247	$146,146	$(54,133)	$92,013
Customer base	4,660	(2,433)	2,227	4,660	(1,781)	2,879
Other intangible assets	15,724	(5,671)	10,053	21,888	(10,071)	11,817

	$159,267	$(75,740)	$83,527	$172,694	$(65,985)	$106,709

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	Remainder
	of 2006	2007	2008	2009	2010	Thereafter
Amortization expense	$7,521	$29,801	$29,333	$13,831	$2,079	$962
Mindspeed Warrant
The Company has a warrant to purchase 30 million shares of Mindspeed Technologies, Inc. common stock at an exercise price of $3.408 per share through June 2013. At June 30, 2006 and September 30, 2005, the market value of Mindspeed’s common stock was $2.41 per share. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other expense (income), net each period. At June 30, 2006, the aggregate fair value of the Mindspeed warrant included on the accompanying condensed consolidated balance sheet was $29.3 million. The warrant was valued using the Black-Scholes-Merton model with expected terms for portions of the warrant varying from 1 to 5 years, expected volatility of 77%, a weighted average risk-free interest rate of 5.2% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying condensed consolidated balance sheet because the Company does not intend to liquidate any portion of the warrant in the next twelve months.
The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.
Short-Term Debt
On November 29, 2005, the Company established an accounts receivable financing facility whereby it will sell, from time to time, certain accounts receivable to Conexant USA, LLC, a special purpose entity which is a consolidated subsidiary of the Company. Concurrently, Conexant USA entered into an $80.0 million revolving credit agreement with a bank which is secured by the assets of Conexant USA. This credit agreement has a term of 364 days, with 364-day renewal periods at the discretion of the bank. Conexant USA is required to maintain certain minimum amounts on deposit (restricted cash) with the bank during the term of the credit agreement. Borrowings under the credit agreement, which cannot exceed the lesser of $80.0 million and 85% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables, will bear interest equal to the 7-day LIBOR plus 0.6%. Additionally, Conexant USA will pay a fee of 0.2% per annum for the unused portion of the line of credit. The credit agreement also requires the Company and its consolidated subsidiaries to maintain minimum levels of shareholders’ equity and cash and cash equivalents. Further, any failure by the Company or by Conexant USA, LLC to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit agreement to immediately become due and payable. At June 30, 2006, Conexant USA had $8.8 million of restricted cash and $88.9 million of accounts receivable, both of which serve as collateral under the credit agreement. At June 30, 2006, Conexant USA had borrowed $80.0 million under this credit agreement and was in compliance with all financial covenants.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-Term Debt
In May 2006, the Company retired $130.0 million principal amount of its 5.25% convertible subordinated notes and $66.8 million principal amount of its 4.25% convertible subordinated notes as they became due. In March 2006, the Company purchased $58.5 million principal amount of its 4.00% convertible subordinated notes due February 2007 at prevailing market prices, resulting in a gain on the extinguishment of debt of $0.4 million, net of the write-off of associated deferred debt issuance costs of $0.2 million. This gain is included in other expense (income), net in the accompanying condensed consolidated statements of operations for the nine months ended June 30, 2006.
In March 2006, the Company issued $200.0 million principal amount of 4% convertible subordinated notes due March 2026 and, in May 2006, the initial purchaser of the notes exercised its option to purchase an additional $50.0 million principal amount of the 4% convertible subordinated notes due March 2026. Total proceeds to the Company from these issuances, net of issuance costs, were $243.6 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each March 1 and September 1, beginning on September 1, 2006. The notes are convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $4.92 per share, subject to adjustment for certain events. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Beginning on March 1, 2011, the notes may be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders may require the Company to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
Long-term debt consists of the following (in thousands):

	June 30,	September 30,
	2006	2005
5.25% convertible subordinated notes due May 2006 with a conversion price of $22.26	$—	$130,000
4.25% convertible subordinated notes due May 2006 with a conversion price of $9.08	—	66,825
4.00% convertible subordinated notes due February 2007 with a conversion price of $42.43	456,500	515,000
4.00% convertible subordinated notes due March 2026 with a conversion price of $4.92	250,000	—

Total	706,500	711,825
Less: current portion of long-term debt	(456,500)	(196,825)

Long-term debt	$250,000	$515,000

Other Expense (Income), Net
Other expense (income), net consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Investment and interest income	$(4,518)	$(2,182)	$(14,415)	$(3,956)
Decrease in fair value of the Mindspeed warrant	35,131	16,085	3,800	14,804
Impairment loss of Skyworks shares	18,456	—	18,456	—
Losses of equity method investments	648	2,127	3,303	8,587
Realized gains on sales of equity securities	—	(31,198)	(4,414)	(42,310)
Other	190	(442)	(307)	(492)

	$49,907	$(15,610)	$6,423	$(23,367)

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

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Stock Option Plans
The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of June 30, 2006, approximately 53.7 million shares are available for grant under the stock option and long-term incentive plans. Stock options are generally granted with exercise prices of not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.
A summary of activity under all of the Company’s stock option plans is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Shares	Average Exercise	Contractual	Value
	(in thousands)	Price Per Share	Term (in years)	(in thousands)
Outstanding, September 30, 2005	111,195	$2.81
Granted	14,390	2.72
Exercised	(7,130)	2.01
Canceled	(11,470)	4.10

Outstanding, June 30, 2006	106,985	2.71	4.75	$39,159

Exercisable, June 30, 2006	74,078	$2.97	3.72	$20,910

The weighted average grant-date fair value of options granted during the nine months ended June 30, 2006 was $1.78 per share. The total intrinsic value of options exercised during the nine months ended June 30, 2006 was $8.4 million. The total cash received from employees as a result of stock option exercises was $14.0 million for the nine months ended June 30, 2006.
At June 30, 2006, the total unrecognized fair value compensation cost related to unvested stock options and employee stock purchase plan awards was $41.9 million, which is expected to be recognized over a remaining weighted average period of approximately 2.5 years.
Directors Stock Plan
The Company has a Directors Stock Plan which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the Directors Stock Plan, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. During the nine months ended June 30, 2006, 80,000 stock options were granted under the Directors Stock Plan.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (ESPP) which allows eligible employees to purchase shares of the Company’s common stock at a price equal to 85% of the lower of fair market value at the beginning or end of each offering period. Under the ESPP, employees may authorize the Company to withhold up to 15% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
are limited to the purchase of 2,000 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally six months in duration, but may be terminated earlier under certain circumstances. During the nine months ended June 30, 2006, approximately 1.9 million shares were issued under the ESPP for total proceeds of $3.1 million.
At June 30, 2006, approximately 25.5 million shares of the Company’s common stock were reserved for future issuance under the ESPP, of which 17.5 million shares become available in 2.5 million share annual increases, subject to the Board of Directors selecting a lower amount.
Performance Share Plan
The Company has a Performance Share Plan. On November 2, 2005, the Company issued performance shares at a fair value of $2.16 per share to an executive in satisfaction of his fiscal 2005 performance share award granted under his employment agreement. The total fair value of the award was $0.6 million and was paid with 154,879 shares of common stock and cash. At June 30, 2006, approximately 3.0 million shares of the Company’s common stock are available for issuance under this plan, excluding approximately 0.3 million shares reserved for issuance under an executive’s performance award granted in February 2006.
5. Commitments and Contingencies
Lease Commitments
The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. Rental expense under operating leases was approximately $11.9 million and $17.0 million for the nine months ended June 30, 2006 and 2005, respectively.
At June 30, 2006, future minimum lease obligations, net of sublease income, under non-cancelable operating leases were as follows (in thousands):

Fiscal Year	Lease Payments	Sublease Income	Net Obligation
Remainder of 2006	$8,353	$(1,978)	$6,375
2007	29,963	(8,081)	21,882
2008	24,232	(6,753)	17,479
2009	16,485	(3,096)	13,389
2010	16,073	(3,125)	12,948
Thereafter	77,530	(8,862)	68,668

Total future minimum lease payments	$172,636	$(31,895)	$140,741

The summary of future minimum lease payments includes an aggregate gross amount of $60.2 million of lease obligations that principally expire through fiscal 2021, which have been accrued for in connection with the Company’s reorganization and restructuring actions (see Note 7) and previous actions taken by GlobespanVirata, Inc. prior to its merger with the Company in February 2004.
At June 30, 2006, the Company is contingently liable for approximately $5.5 million in operating lease commitments on facility leases that were assigned to Mindspeed Technologies, Inc. and Skyworks Solutions, Inc. at the time of their separation from the Company.
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

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted and taking into account the Company’s reserves for such matters, management believes the disposition of such matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
IPO Litigation – In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. In June 2003, Conexant, Inc. and the named officers and directors entered into a memorandum of understanding outlining a settlement agreement with the plaintiffs that will, among other things, result in the dismissal with prejudice of all the claims against the former GlobeSpan, Inc. officers and directors. The final settlement was executed in June 2004. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement. The bar orders have since been modified. The settlement remains subject to a number of conditions and final approval. It is possible that the settlement will not be approved. Even if the settlement is approved, individual class members will have an opportunity to opt out of the class and to file their own lawsuits, and some may do so. In either event, the Company does not anticipate that the ultimate outcome of this litigation will have a material adverse impact on its financial condition, results of operations, or cash flows.
Texas Instruments, Inc. – The Company’s Conexant, Inc. subsidiary (formerly named GlobespanVirata, Inc.) was involved in a dispute with Texas Instruments, Inc., Stanford University and its Board of Trustees, and Stanford University OTL, LLC (collectively, Texas Instruments or TI) over a group of patents (and related foreign patents) that Texas Instruments alleged are essential to certain industry standards for implementing ADSL technology. Globespan commenced the litigation against TI in the spring of 2003, alleging that TI had violated the antitrust laws and had engaged in patent misuse with respect to their licensing of patents related to Asymmetric Digital Subscriber Line (ADSL) technology, and furthermore that TI had violated the antitrust laws by suppressing competition in ADSL technology (the Antitrust and Patent Misuse Claims). Globespan also alleged various violations of state law, including breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, and tortious interference with prospective economic advantage (the State Law Claims). TI brought counterclaims against Globespan, alleging that it had infringed certain TI patents and owed money damages for that infringement. Among other defenses to those claims of patent infringement, Globespan asserted that the patents were unenforceable because of patent misuse and furthermore that it was licensed to these patents under a license agreement between Conexant and TI, as of the date that Globespan merged into Conexant.
In the litigation, the District Court in New Jersey previously bifurcated the Antitrust and Patent Misuse Claims and the State Law Claims brought by Globespan and the patent counterclaims brought by TI, and directed that the patent issues asserted by TI would be tried first, with the antitrust and patent misuse claims asserted by Globespan to be tried second. Trial of the patent issues was conducted during January 2006 and into early February 2006. On February 6, 2006, the jury rendered a verdict finding that Globespan had infringed three patents and that its infringement was willful. The jury awarded lost profits damages to TI of $60.5 million and reasonable royalty damages to TI of $51.5 million, for a total verdict of $112.0 million. As an alternative to the $112.0 million verdict, the jury was also instructed to provide a damages award through March 1, 2004 (roughly the effective date for Globespan’s argument that it was licensed under the Conexant-TI license agreement). For the period through March 1, 2004, the jury awarded lost profits damages to TI of $52.0 million and reasonable royalty damages of $45.0 million for a total of $97.0 million. TI also sought an award of prejudgment interest on any damages finally awarded.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At the conclusion of the patent infringement phase of the trial, the district judge declined to enter a judgment with respect to this jury verdict. This was because a second phase of this case remained to be tried — the Antitrust and Patent Misuse Claims and State Law Claims asserted by Globespan against TI. Trial of that second phase was scheduled for October 2006. Thus, at that stage, there was no enforceable judgment against Globespan. If Globespan were to subsequently prevail on its Antitrust and Patent Misuse Claims in the subsequent phase of the litigation, the patent damages award to TI would have been barred in whole or in substantial part, and Globespan could have been entitled to the recovery of damages and attorneys’ fees from TI if it had prevailed on its Antitrust and Patent Misuse Claims and/or its State Law Claims.
On March 3, 2006 the District Court issued an order granting TI’s motion to dismiss certain of Globespan’s antitrust claims. The court dismissed four counts of Globespan’s complaint relating to certain defined ADSL markets. The court also dismissed Globespan’s claims alleging that TI’s patent licensing practices constituted per se unlawful tying under the antitrust laws.
On May 5, 2006, the Company announced that it had reached a definitive agreement with TI that settles all aspects of this dispute. Under the terms of the settlement agreement, the Company made a lump-sum payment of $70.0 million to TI during the three months ended June 30, 2006 (see Note 7). The agreement resolves the alleged past infringement of ADSL patents by GlobespanVirata products and provides a fully paid-up, going-forward license for these products under a previously existing 2003 agreement between the Company and TI. In addition, the Company’s patent license with TI was amended to make it clear that the previous agreement extends to all xDSL products.
Class Action Suits – In December 2004 and January 2005, the Company and certain current and former officers and directors were named as defendants in several complaints seeking monetary damages filed on behalf of all persons who purchased Company common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934 by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases were consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al. (Witriol), are being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation. On September 1, 2005, the defendants filed their motion to dismiss the case. On November 23, 2005, the court granted the plaintiff’s motion to file a second amended complaint, which was filed on December 5, 2005. The defendants filed an amended motion to dismiss the case on February 6, 2006. Plaintiffs filed their opposition on April 24, 2006, and defendant’s reply was filed on June 14, 2006.
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
Shareholder Derivative Suits – In January 2005, the Company and certain current and former directors and officers were named as defendants in purported shareholder derivative actions seeking monetary damages (now consolidated) in the California Superior Court for the County of Orange, alleging that the defendants breached their fiduciary duties, abused control, mismanaged the Company, wasted corporate assets and unjustly enriched themselves. A similar lawsuit was filed in the U.S. District Court of New Jersey in May 2005. On July 28, 2005, the California court approved a stay of the actions filed in California pending the outcome of the motion to dismiss in the Witriol case. The Company has negotiated a similar stay agreement with the plaintiffs in the New Jersey case, which has also been approved by the New Jersey court. Pursuant to the stay agreements, in the event that the parties

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
in the Witriol case engage in any negotiations, plaintiffs’ counsel in the derivative cases will be kept informed. The defendants believe the charges in theses cases are without merit and intend to vigorously defend the litigation.
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
The durations of the Company’s guarantees and indemnities vary, and in many cases are indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. Product warranty costs are not significant.
In connection with the Company’s acquisition of Amphion Semiconductor in June 2004, the Company guaranteed the value of the 600,000 shares issued to the former Amphion shareholders for a defined period through June 29, 2006 (subject to certain conditions and elections). The guaranty was subject to adjustment for any stock split, stock dividend, recapitalization, merger or similar transaction. In the event that the market price of the Company’s common stock did not equal or exceed $10.00 for at least five consecutive trading days during this period, the Company would be required to make an additional payment to former Amphion shareholders for the difference between the $10.00 and the market price per share of such shares as of specified dates. Based on the Company’s average closing stock price on the five days prior to June 29, 2006, the Company recorded a $4.6 million charge to additional paid-in capital related to this guaranty as of June 30, 2006, which was paid in July 2006.
Other
The Company has been designated as a potentially responsible party and is engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. In addition, the Company is engaged in remediation of groundwater contamination at its former Newport Beach, California wafer fabrication facility. Management currently estimates the aggregate remaining costs for these remediations to be approximately $2.3 million and has accruals for these costs in the accompanying condensed consolidated balance sheets.
In connection with certain non-marketable equity investments, with a carrying value of $7.4 million, the Company may be required to invest up to an additional $4.9 million as of June 30, 2006. These additional investments are subject to capital calls, and a decision by the Company not to participate could result in an impairment of the existing investments.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net loss	$(67,090)	$(32,166)	$(101,493)	$(226,071)
Other comprehensive income (loss):
Foreign currency translation adjustments	(226)	(481)	(933)	398
Unrealized gains on cash flow hedge contracts	82	—	82	—
Unrealized gains (losses) on available-for-sale securities	(7,703)	29,387	(8,994)	(13,964)
Reclassification adjustment for realized losses (gains) on available-for-sale securities	18,456	(26,987)	18,456	(38,247)
Minimum pension liability adjustments	80	69	232	207

Other comprehensive income (loss)	10,689	1,988	8,843	(51,606)

Comprehensive loss	$(56,401)	$(30,178)	$(92,650)	$(277,677)

Accumulated other comprehensive loss consists of the following (in thousands):

	June 30,	September 30,
	2006	2005
Foreign currency translation adjustments	$(4,353)	$(3,420)
Unrealized gains on cash flow hedge contracts	82	—
Unrealized losses on available-for-sale securities	(256)	(9,718)
Minimum pension liability adjustments	(8,642)	(8,874)

Accumulated other comprehensive loss	$(13,169)	$(22,012)

7. Special Charges
Special charges (credits) consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Litigation charge	$30,000	$—	$70,000	$—
Restructuring charges	2,610	6,731	2,394	24,470
Integration charges (credits)	—	1,649	(400)	6,760
Asset impairments	—	29	85	3,492
Other special charges	—	—	300	6,540

	$32,610	$8,409	$72,379	$41,262

Litigation Charge
Based on the Company’s evaluation of the facts and circumstances regarding its patent litigation with Texas Instruments, the Company recorded a $40.0 million charge during the three months ended March 31, 2006 related to this matter in accordance with SFAS No. 5, “Accounting for Contingencies,” and related interpretations, which was included in special charges in the Company’s condensed consolidated statements of operations. On May 5, 2006, the Company announced that it had reached a definitive agreement with TI that settled all aspects of this dispute. Under the terms of the settlement agreement, the Company made a lump-sum payment of $70.0 million to TI during the three months ended June 30, 2006. The $30.0 million difference between the settlement amount and the amount accrued as of March 31, 2006 was recorded as an additional special charge during the three months ended June 30, 2006, for a total charge of $70.0 million during the nine months ended June 30, 2006. For further information regarding the litigation with TI, see Note 5.

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
2006 Restructuring Action – In April 2006 and November 2005, the Company announced operating site closures and workforce reductions. In total, the Company has notified approximately 130 employees of their involuntary termination. During the nine months ended June 30, 2006, the Company recorded total charges of $3.4 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who have been offered and have commenced the relocation process. Additionally, the Company has recorded charges of $0.4 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As a result, the Company recorded the present value of the future lease obligations, in excess of the expected future sublease income, using a discount rate of 8.0%, and will accrete the remaining amounts into expense over the remaining term of the lease.
Activity and liability balances recorded as part of the 2006 Restructuring Action for the nine months ended June 30, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, September 30, 2005	$—	$—	$—
Charged to costs and expenses	278	—	278
Cash payments	(5)	—	(5)

Restructuring balance, December 31, 2005	273	—	273
Charged to costs and expenses	1,220	—	1,220
Cash payments	(227)	—	(227)

Restructuring balance, March 31, 2006	1,266	—	1,266
Charged to costs and expenses	1,925	373	2,298
Cash payments	(1,386)	(23)	(1,409)

Restructuring balance, June 30, 2006	$1,805	$350	$2,155

2005 Restructuring Action – In November 2004, the Company announced plans to further reduce its operating expense level by the end of 2005. The components of this plan were a shift of product development resources to lower-cost regions and cost savings from continued merger-related sales, general and administrative consolidation. During fiscal year 2005, the Company announced several operating site closures and workforce reductions. In total, the Company notified approximately 255 employees of their involuntary termination, including approximately 175 domestic and 80 international employees. The Company recorded charges of $19.7 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who have been offered and have commenced the relocation process. Additionally, the Company has recorded charges of $7.2 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As a result, the Company recorded the present value of the future lease obligations, in excess of the expected future sublease income, using a discount rate of 8.0%, and will accrete the remaining approximate $8.1 million into expense over the remaining terms of the leases. The non-cash facility accruals include $7.0 million of reclassifications of the deferred gains on the previous sale-leaseback of two facilities and $6.6 million of reclassifications from earlier restructuring actions for another facility. During the nine months ended June 30, 2006, the Company increased its facilities related charges by $1.0 million as

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
a result of the accretion of rent expense and recorded a $2.5 million net reduction of workforce related charges primarily due to a revised estimate of the remaining severance and termination benefits costs to be paid.
Activity and liability balances recorded as part of the 2005 Restructuring Action for the nine months ended June 30, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, September 30, 2005	$3,544	$19,338	$22,882
Charged to costs and expenses	191	346	537
Reclassification to accrued compensation and benefits	1,899	—	1,899
Cash payments	(1,626)	(1,675)	(3,301)

Restructuring balance, December 31, 2005	4,008	18,009	22,017
Charged (credited) to costs and expenses	(2,720)	321	(2,399)
Reclassifications	(55)	55	—
Cash payments	(561)	(1,070)	(1,631)

Restructuring balance, March 31, 2006	672	17,315	17,987
Charged to costs and expenses	—	302	302
Cash payments	(155)	(1,281)	(1,436)

Restructuring balance, June 30, 2006	$517	$16,336	$16,853

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

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Activity and liability balances recorded as part of the 2004 Merger Related Reorganization Plan pertaining to Conexant, Inc. employees and facilities for the nine months ended June 30, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, September 30, 2005	$—	$3,345	$3,345
Credited to costs and expenses	—	(55)	(55)
Cash payments	—	(141)	(141)

Restructuring balance, December 31, 2005	—	3,149	3,149
Cash payments	—	(154)	(154)

Restructuring balance, March 31, 2006	—	2,995	2,995
Cash payments	—	(154)	(154)

Restructuring balance, June 30, 2006	$—	$2,841	$2,841

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
Activity and liability balances recorded as part of the 2004 Merger Related Restructuring Plan pertaining to Conexant Systems, Inc. employees and facilities and the additional fourth fiscal quarter of 2004 restructuring action for the nine months ended June 30, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, September 30, 2005	$65	$831	$896
Charged to costs and expenses	170	—	170
Cash payments	(224)	(183)	(407)

Restructuring balance, December 31, 2005	11	648	659
Charged to costs and expenses	33	—	33
Cash payments	(42)	(167)	(209)

Restructuring balance, March 31, 2006	2	481	483
Charged to costs and expenses	10	—	10
Cash payments	(10)	(174)	(184)

Restructuring balance, June 30, 2006	$2	$307	$309

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

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Activity and liability balances related to the 2003 Corporate Restructuring Plan for the nine months ended June 30, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, September 30, 2005	$—	$716	$716
Cash payments	—	(144)	(144)

Restructuring balance, December 31, 2005	—	572	572
Cash payments	—	(143)	(143)

Restructuring balance, March 31, 2006	—	429	429
Cash payments	—	(171)	(171)

Restructuring balance, June 30, 2006	$—	$258	$258

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
Activity and liability balances related to the 2002 Corporate and Manufacturing Restructuring Plan for the nine months ended June 30, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, September 30, 2005	$—	$990	$990
Cash payments	—	(489)	(489)

Restructuring balance, December 31, 2005	—	501	501
Cash payments	—	(183)	(183)

Restructuring balance, March 31, 2006	—	318	318
Cash payments	—	(83)	(83)

Restructuring balance, June 30, 2006	$—	$235	$235

Through June 30, 2006, the Company has paid an aggregate of $75.4 million in connection with all of its restructuring plans and has remaining restructuring accruals of $22.7 million, of which $2.3 million relates to workforce reductions and $20.4 million relates to facility and other costs. Of the $22.7 million of restructuring accruals at June 30, 2006, $7.7 million is included in other current liabilities and $15.0 million is included in other liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2006. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2007 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various times through fiscal 2021. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Integration Charges (Credits)
The integration credit of $0.4 million in the nine months ended June 30, 2006 resulted from a true-up of previously accrued retention bonus amounts for individuals who left the Company prior to earning the benefit.
Integration charges of $1.6 million and $6.8 million in the three and nine months ended June 30, 2005, respectively, consisted of costs committed as a result of the integration efforts of the employees, customers, operations and other business aspects related to the merger with GlobespanVirata.
Asset Impairments
During the nine months ended June 30, 2006, the Company recorded asset impairment charges of $0.1 million related to prior facility closures.
During the nine months ended June 30, 2005, the Company recorded asset impairment charges of $3.5 million related to various operating assets which were determined to be redundant and no longer required as a result of restructuring activities. These assets have been abandoned.
Other Special Charges
During the nine months ended June 30, 2006, the Company recorded other special charges of $0.3 million related to prior facility closures. Other special charges of $6.5 million in the nine months ended June 30, 2005 consisted of $3.2 for the settlement of legal matters, $2.3 million of stock option and warrant modification charges, and $1.0 million of other special charges.
8. Segment and Geographic Information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although the Company had four operating segments at June 30, 2006, under the aggregation criteria set forth in SFAS No. 131, it only operates in one reportable operating segment, broadband communications.
Under SFAS No. 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:
•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.
The Company meets each of the aggregation criteria for the following reasons:
•	the sale of semiconductor products is the only material source of revenue for each of the Company’s four operating segments;

•	the products sold by each of the Company’s operating segments use the same standard manufacturing process;

•	the products marketed by each of the Company’s operating segments are sold to similar customers; and

•	all of the Company’s products are sold through its internal sales force and common distributors.
Because the Company meets each of the criteria set forth above and each of its operating segments has similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Americas	$32,346	$24,490	$75,405	$64,196
Asia-Pacific	196,627	160,989	596,723	399,046
Europe, Middle East and Africa	22,662	11,985	52,796	44,581

	$251,635	$197,464	$724,924	$507,823

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For the three months ended June 30, 2005 and the nine months ended June 30, 2006 and 2005, no customer accounted for 10% or more of net revenues. There was one customer that accounted for 10% of net revenues for the three months ended June 30, 2006. Sales to the Company’s twenty largest customers represented approximately 66% and 65% of net revenues for the nine months ended June 30, 2006 and 2005, respectively.
Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	June 30,	September 30,
	2006	2005
Americas	$89,725	$76,270
Asia-Pacific	14,781	6,845
Europe, Middle East and Africa	2,158	2,702

	$106,664	$85,817

9. Related Party Transactions
Jazz Semiconductor, Inc.
As of June 30, 2006, the Company has an ownership interest in Jazz Semiconductor, Inc. of approximately 42% (after giving effect to the transactions described below). In addition, two members of the Company’s Board of Directors, including its Chairman and Chief Executive Officer, also serve on the Board of Jazz. At June 30, 2006 and September 30, 2005, the Company had net payables to Jazz of $7.7 million and $9.4 million, respectively.
Wafer and Probe Services Purchases — The Company entered into a five-year wafer supply and services agreement with Jazz in March 2002, under which it was provided with $60.0 million of credits to be used during the third, fourth and fifth years of the agreement to offset any increase in the contract price for wafers purchased by the Company during those years. Through June 2006, the Company did not realize any of these credits because Jazz did not increase the contract price of wafers sold pursuant to the agreement. During the first three years of the wafer supply and services agreement, the Company was obligated to purchase a minimum volume of wafers and, in each year, it purchased more than the specified minimum volume. In addition, following the expiration of the agreement, the Company had the right to apply up to an aggregate of $20.0 million of unused credits to wafer purchases, limited in amount to $400 per wafer, regardless of price. Through June 2006, the Company had not accrued for any of these future credits, as they were neither probable nor reasonably estimable at that time. In June 2006, the Company and Jazz entered into a wafer supply termination agreement in which both parties agreed to terminate the wafer supply and services agreement. In connection with the termination agreement, Jazz agreed to (i) issue 7,583,501 shares of their series B common stock to the Company and (ii) forgive $1.2 million owed to Jazz by the Company for the reimbursement of property taxes previously paid by Jazz. The number of Jazz shares issued to the Company will be adjusted, up or down, if Jazz engages in a liquidity event prior to June 26, 2007 that values the price per share of their common stock at a price lower or higher, respectively, than $2.16, such that the Company will have received shares with an aggregate value of $16.3 million, based on the value of a share of common stock in the liquidity event. A liquidity event includes Jazz’s issuance of equity securities for cash consideration in a public offering or a merger or similar transaction in which they undergo a change of control. As a result of the termination agreement, the Company is no longer entitled to use any wafer credits provided to it under the original agreement. The Company recognized a gain of $17.5

CONEXANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
million, which is included as a separate line item in cost of goods sold, during the three and nine months ended June 30, 2006 as a result of the termination agreement. The Company records its share of Jazz’s net income (loss) one quarter in arrears. As such, the Company has not recorded its share of Jazz’s expense related to the termination agreement in the accompanying condensed consolidated statements of operations for the three and nine months ended June 30, 2006. The Company will record its share of the Jazz’s expense in the quarter following the quarter in which Jazz recognizes the expense in its statement of operations.
During the three months ended June 30, 2006 and 2005, the Company purchased wafers and probe services from Jazz totaling $11.7 million and $14.6 million, respectively. During the nine months ended June 30, 2006 and 2005, the Company purchased wafers and probe services from Jazz totaling $40.9 million and $37.6 million, respectively.
Lease Agreement — The Company also leases a fabrication facility to Jazz. During the three months ended June 30, 2006 and 2005, rental income received from Jazz totaled $0.7 million and $0.8 million, respectively. During the nine months ended June 30, 2006 and 2005, rental income received from Jazz totaled $2.1 million and $3.0 million, respectively.
Mindspeed Technologies, Inc.
As of June 30, 2006, the Company holds a warrant to purchase 30 million shares of Mindspeed Technologies, Inc. common stock at an exercise price of $3.408 per share through June 2013. In addition, three members of the Company’s Board of Directors, including its Chairman and Chief Executive Officer, also serve on the Board of Mindspeed. At September 30, 2005, the Company had a net receivable from Mindspeed of $0.2 million. No significant amounts were due to or receivable from Mindspeed at June 30, 2006.
Lease Agreement — The Company leases an office building to Mindspeed. Under the lease agreement, Mindspeed pays amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. During the three months ended June 30, 2006 and 2005, total payments from Mindspeed in relation to this lease were $1.6 million and $1.5 million, respectively, including payments of $1.0 million and $0.7 million, respectively that Mindspeed paid directly to the Company’s landlord. During the nine months ended June 30, 2006 and 2005, total payments from Mindspeed were $4.8 million and $3.7 million, respectively, including payments of $3.0 million and $0.7 million, respectively that Mindspeed paid directly to the Company’s landlord.

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
We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 35% of net revenues in the first nine months of fiscal 2006, as compared to 28% for the similar period of fiscal 2005. For the three months ended June 30, 2005 and the nine months ended June 30, 2006 and 2005, no customer accounted for 10% or more of net revenues. There was one customer that accounted for 10% of net revenues for the three months ended June 30, 2006. Our top 20 customers accounted for approximately 66% and 65% of net revenues for the first nine months of fiscal 2006 and 2005, respectively. Revenues derived from customers located in the Asia-Pacific region, the Americas, and Europe (including the Middle East and Africa) were 82%, 11%, and 7%, respectively, of our net revenues for the first nine months of fiscal 2006 and were 79%, 13%, and 8%, respectively, of our net revenues for the first nine months of fiscal 2005. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Results of Operations
Net Revenues

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2006	2005	2006	2005
Net revenues	$251,635	$197,464	$724,924	$507,823
Net revenues increased 27% in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. This increase was driven by a 22% increase in unit volume shipments. The unit volume shipments increased in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 as a result of increased demand for our broadband media products as satellite set-top box design wins began to ramp into production and, to a lesser extent, for our broadband access central office products due to market share gains.
Net revenues increased 43% in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. This increase was driven by a 46% increase in unit volume shipments, which more than offset a 2% decrease in ASPs. The unit volume shipments increased in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 as a result of (i) the approximate $60.0 million channel inventory reduction at our distributors and estimated $10.0 million inventory reduction at our direct customers in the first nine months of fiscal 2005 (discussed below) and (ii) increased demand for our broadband media products as satellite set-top box design wins began to ramp into production and, to a lesser extent, for our broadband access central office products due to market share gains.
During fiscal 2004, we experienced lower than expected end customer demand which resulted in excess channel inventory build up at our direct customers, distributors and resellers. During the first half of fiscal 2005, we reduced channel inventory at our distributors by approximately $60.0 million, and we believe that there was an approximate $10.0 million reduction of channel inventory at our direct customers.
Gross Margin

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2006	2005	2006	2005
Gross margin	$131,537	$75,034	$333,500	$142,162
Percent of net revenues	52%	38%	46%	28%
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
Our gross margin percentage for the third quarter of fiscal 2006 was 52% compared with 38% for the third quarter of fiscal 2005. During the third quarter of fiscal 2006, we recorded a $17.5 million gain related to the cancellation of a wafer supply and services agreement with Jazz Semiconductor, Inc., which was recorded as a reduction of cost of sales. Excluding this gain, the impact of changes to revenue reserves that we maintain to estimate customer pricing adjustments, and the impact of changes to our inventory reserves, our gross margin percentage for the third quarter of fiscal 2006 would have been 44%, compared to 39% for the third quarter of fiscal 2005. The higher gross margin percentage in the third quarter of fiscal 2006 can be attributed to the benefits of our product cost-reduction initiatives, as well as more stable product pricing.
Our gross margin percentage for the first nine months of fiscal 2006 was 46% compared with 28% for the first nine months of fiscal 2005. Excluding the $17.5 million gain on the cancellation of the wafer supply and services agreement with Jazz, the impact of changes to revenue reserves that we maintain to estimate customer pricing adjustments, and the impact of changes to our inventory reserves, our gross margin percentage for the first nine months of fiscal 2006 would have been 43%, compared to 39% for the first nine months of fiscal 2005. The higher gross margin percentage in the first nine months of fiscal 2006 can be attributed to the benefits of our product cost-reduction initiatives, as well as more stable product pricing.
We assess the recoverability of our inventories on a quarterly basis through a review of inventory levels in relation to foreseeable demand, generally over the following twelve months. Foreseeable demand is based upon available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During the three months ended June 30, 2006 and 2005, we recorded $4.9 million and $2.1 million, respectively, of inventory charges for excess and obsolete (E&O) inventory. During the nine months ended June 30, 2006 and 2005, we recorded $12.1 million and $31.3 million, respectively, of inventory charges for E&O inventory. Activity in our E&O inventory reserves for the three and nine months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2006	2005	2006	2005
E&O reserves at beginning of period	$39,793	$53,302	$44,833	$23,319
Additions	4,949	2,131	12,123	31,296
Release upon sales of product	(2,175)	(1,298)	(8,826)	(2,299)
Scrap	(2,503)	(3,460)	(5,345)	(5,502)
Standards adjustments and other	(1,168)	(864)	(3,889)	2,997

E&O reserves at end of period	$38,896	$49,811	$38,896	$49,811

We have created an action plan at a product line level to scrap approximately 15% of the remaining E&O inventory during the fourth quarter of fiscal 2006, and we are still in the process of evaluating the remaining reserved products. It is possible that some of these reserved products will be sold, which will benefit our gross margin in the period sold.
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
On a quarterly basis, we also assess the net realizable value of our inventories. When the estimated average selling price, plus costs to sell our inventory falls below our inventory cost, we adjust our inventory to its current estimated market value. During the three months ended June 30, 2006, we recorded $0.3 million of inventory charges to adjust certain products to their estimated market value. During the nine months ended June 30, 2006 and 2005, we recorded $3.6 million and $18.9 million, respectively, of inventory charges to adjust certain wireless networking products to their estimated market value. Increases to this inventory reserve may be required based upon actual average selling prices and changes to our current estimates, which would impact our gross margin percentage in future periods. Activity in our lower of cost or market (LCM) inventory reserves for the three and nine months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2006	2005	2006	2005
LCM reserves at beginning of period	$6,228	$11,093	$6,739	$—
Additions	288	—	3,609	18,854
Release upon sales of product	(1,526)	(1,488)	(5,312)	(5,370)
Standards adjustments and other	—	(2,588)	(46)	(6,467)

LCM reserves at end of period	$4,990	$7,017	$4,990	$7,017

Research and Development

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2006	2005	2006	2005
Research and development	$70,096	$66,282	$199,286	$209,362
Percent of net revenues	28%	34%	27%	41%
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
R&D expense increased $3.8 million in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 primarily due to a $4.4 million increase in non-cash stock-based compensation expense due to our adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” in the first quarter of fiscal 2006. This increase was partially offset by $0.9 million of credits relating to property tax settlements.
R&D expense decreased $10.1 million in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 primarily as a result of our restructuring efforts which streamlined R&D projects and shifted resources to lower cost regions. Also contributing to the decrease in R&D expense was $4.3 million of credits relating to property tax settlements. These decreases were partially offset by an $11.0 million increase in non-cash stock-based compensation expense due to our adoption of SFAS No. 123(R) in the first quarter of fiscal 2006.
Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2006	2005	2006	2005
Selling, general and administrative	$27,037	$31,081	$101,958	$89,449
Percent of net revenues	11%	16%	14%	18%
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
SG&A expense decreased $4.0 million in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. This decrease is primarily attributable to a $5.6 million decrease in legal fees mainly due to the settlement of our intellectual property litigation with Texas Instruments and $0.9 million of credits related to property tax settlements. These decreases were partially offset by a $2.8 million increase in non-cash stock-based compensation expense due to our adoption of SFAS No. 123(R) in the first quarter of fiscal 2006.
SG&A expense increased $12.5 million in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. This increase is primarily attributable to a $16.8 million increase in non-cash stock-based compensation expense due to our adoption of SFAS No. 123(R) in the first quarter of fiscal 2006 and a $1.8 million increase in legal fees mainly related to the trial and ultimate settlement of our intellectual property litigation with Texas Instruments. These increases were partially offset by $3.9 million of credits related to property tax settlements.
Amortization of Intangible Assets

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2006	2005	2006	2005
Amortization of intangible assets	$7,520	$7,969	$23,185	$24,402
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average period of approximately five years.
The decrease in amortization expense for the third quarter of fiscal 2006 compared to the second quarter of fiscal 2005 and the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 is attributable to several intangible assets becoming fully amortized during fiscal 2005 and 2006.
Special Charges

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2006	2005	2006	2005
Litigation charge	$30,000	$—	$70,000	$—
Restructuring charges	2,610	6,731	2,394	24,470
Integration charges (credits)	—	1,649	(400)	6,760
Asset impairments	—	29	85	3,492
Other special charges	—	—	300	6,540

	$32,610	$8,409	$72,379	$41,262

Special charges for the third quarter of fiscal 2006 consisted of a $30.0 million charge related to the settlement of our litigation with Texas Instruments, Inc. (see Part II, Item I, “Legal Proceedings,” for a discussion of the TI litigation settlement) and $2.6 million of restructuring charges mainly related to our fiscal 2006 restructuring action. Special charges for the first nine months of fiscal 2006 consisted primarily of a $70.0 million charge related the settlement of our litigation with Texas Instruments and $2.4 million of restructuring charges. The restructuring charges were comprised of $3.4 million for employee severance and other termination benefit costs and $0.4 million of facilities closure costs related to our fiscal 2006 restructuring action and $1.0 million of facilities related charges resulting from the accretion of rent expense related to our fiscal 2005 restructuring action, partially offset by a $2.5 million net reduction of the accrual relating to our fiscal 2005 restructuring action due to a revised estimate of the remaining employee severance and termination benefit costs to be paid.
Special charges for the third quarter of fiscal 2005 included $6.7 million of restructuring charges, consisting of $5.9 million for employee severance and termination benefit costs and $0.8 of facilities charges related to our fiscal 2005 restructuring action, and $1.6 million of integration charges related to the merger with GlobespanVirata. Special charges for the first nine months of fiscal 2005 were comprised of $24.5 million of restructuring charges, consisting of $19.4 million for employee severance and termination benefit costs and $5.1 of facilities charges related to our fiscal 2005 restructuring action, $6.8 million of integration charges related to the merger with GlobespanVirata, asset impairment charges of $3.5 million primarily associated with leasehold improvements in facilities that were vacated as part of our restructuring activities, and $6.5 million of other special charges consisting of $3.2 million for the settlements of legal matters, $2.3 million of stock option and warrant modification charges, and $1.0 million of other special charges.

Interest Expense

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2006	2005	2006	2005
Interest expense	$10,426	$8,396	$29,280	$25,290
Interest expense is primarily related to our convertible subordinated notes and, beginning in the first quarter of fiscal 2006, to borrowings under a short-term credit facility.
Interest expense increased in the three and nine months ended June 30, 2006 compared to the three and nine months ended June 30, 2005 as a result of the short-term credit facility we established in November 2005. The increase in interest expense as a result of the $250.0 million principal amount of 4.00% convertible subordinated notes issued in March 2006 and May 2006 has been substantially offset by a decrease in interest expense as a result of the retirement of the $130.0 million principal amount of 5.25% convertible subordinated notes and the $66.8 million principal amount of 4.25% convertible subordinated notes in May 2006, as well as the repurchase of $58.5 million principal amount of 4.00% convertible subordinated notes due February 2007.
Other Expense (Income), Net

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2006	2005	2006	2005
Investment and interest income	$(4,518)	$(2,182)	$(14,415)	$(3,956)
Decrease in fair value of the Mindspeed warrant	35,131	16,085	3,800	14,804
Impairment loss of Skyworks shares	18,456	—	18,456	—
Losses of equity method investments	648	2,127	3,303	8,587
Realized gains on sales of equity securities	—	(31,198)	(4,414)	(42,310)
Other	190	(442)	(307)	(492)

	$49,907	$(15,610)	$6,423	$(23,367)

Other expense (income), net for the third quarter of fiscal 2006 consisted mainly of a $35.1 million decrease in the fair value of the Mindspeed warrant, which resulted primarily from a decrease in the fair value of Mindspeed’s common stock during the period, and an $18.5 million charge for the impairment of our Skyworks shares, partially offset by $4.5 million of investment and interest income. Other expense (income), net for the first nine months of fiscal 2006 was primarily comprised of the $18.5 million charge for the impairment of our Skyworks shares, a $3.8 million decrease in the fair value of the Mindspeed warrant, and $3.3 million of losses from our equity method investments, partially offset by $14.4 million of investment and interest income and $4.4 million of gains on sales of equity securities.
Other expense (income), net for the third quarter of fiscal 2005 consisted of $31.2 million in gains on sales of equity securities, primarily our investment in SiRF Technologies Holdings, Inc., and $2.2 million of investment and interest income, partially offset by a $16.1 million decrease in the fair value of the Mindspeed warrant and $2.1 million of losses from our equity method investments. Other expense (income), net for the first nine months of fiscal 2005 consisted of $42.3 million in gains on sales of equity securities, primarily our investment in SiRF Technologies Holdings, Inc., and $4.0 million of investment and interest income, partially offset by a $14.8 million decrease in the fair value of the Mindspeed warrant and $8.6 million of losses from our equity method investments.
Provision for Income Taxes
We recorded income tax expense of $1.0 million and $0.7 million for the third quarter of fiscal 2006 and 2005, respectively, and $2.5 million and $1.8 million for the first nine months of fiscal 2006 and 2005, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. No U.S. Federal income tax expense was recorded for any of these periods as all of our Federal and the majority of our state income taxes are offset by fully reserved deferred tax assets. Except to the extent of the Federal and state alternative minimum tax (AMT), we expect this will continue for the foreseeable future. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized.
As of June 30, 2006, we had approximately $1.2 billion of fully reserved deferred tax assets, which are primarily related to U.S. Federal income tax net operating loss (NOL) carryforwards and which can be used to offset taxable income in subsequent years. Approximately $456.0 million of the NOL carryforwards were acquired in business combinations, and if we receive a tax benefit from their utilization, the benefit will be recorded as a reduction to goodwill. The deferred tax assets acquired in the merger with GlobespanVirata are subject to limitations imposed by section 382 of the Internal Revenue Code. Such limitations are not expected to impair our ability to utilize these deferred tax assets.
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
Liquidity and Capital Resources
As of June 30, 2006, we had a total of $706.5 million aggregate principal amount of convertible subordinated notes outstanding, of which $456.5 million is due in February 2007 and $250.0 million is due in March 2026. The conversion price of the notes due in February 2007 is currently substantially in excess of the market value of our common stock. We also have an $80.0 million credit facility with a bank, under which we had borrowed $80.0 million as of June 30, 2006. This credit facility has an initial term of 364 days, which expires in November 2006 and which is subject to 364-day renewal periods at the discretion of the bank. As of June 30, 2006, we had negative working capital of $148.9 million, compared to positive working capital of $142.8 million at September 30, 2005.
In addition to our $365.8 million of cash, cash equivalents and marketable securities at June 30, 2006, our principal sources of liquidity will be cash generated from its operations, if any, and additional financing. For the nine months ended June 30, 2006, we incurred a net loss of $101.5 million and negative cash flows from operations of $54.3 million. Both the net loss and the negative cash flows from operations for the nine months ended June 30, 2006 were negatively impacted by a $70.0 million patent lawsuit settlement with Texas Instruments, Inc. Our cash, cash equivalents and marketable securities include 6.2 million shares of common stock of Skyworks Solutions, Inc. valued at $34.1 million as of June 30, 2006. For these securities, there is risk associated with the overall state of the stock market, having available buyers for the shares we may want to sell, and ultimately being able to liquidate the securities at a favorable price in a short period of time. There can be no assurance that the carrying value of these securities will ultimately be realized. The closing price of Skyworks’ common stock on June 30, 2006 and August 4, 2006 was $5.51 and $4.44 per share, respectively. This additional per share decline since the end of our third fiscal quarter of 2006 represents an additional decline in our cash, cash equivalents and marketable securities of approximately $6.6 million.
Based on our current cash flow forecasts, we do not believe we will be able to generate sufficient cash flows from our operations and through any liquidation of our investments and other assets in order to meet our February 2007 debt obligations without also obtaining additional financing of approximately $200 million. We are currently evaluating several different financing alternatives and are currently focused on high-yield debt and term loans, as these instruments would not be dilutive to existing shareholders. We believe that we will be able to obtain the necessary financing and meet our February 2007 debt obligations; however, we cannot assure you that we will have access to additional sources of financing, or be able to refinance our existing debt, on favorable terms or at all.
We also have an investment in Jazz Semiconductor, Inc., a warrant to purchase 30 million shares of Mindspeed Technologies, Inc. common stock, and other assets, including real estate. As a result of current market conditions related to the value of these investments, as well as our limited ability to liquidate these assets, current cash flow forecasts through the due date of our February 2007 debt obligations do not assume any liquidation of these investments. Our investment in Jazz is reflected as a long-term asset on the accompanying condensed consolidated balance sheet as of June 30, 2006. Although Jazz has filed a Registration Statement on Form S-1 regarding its intent to complete an initial public offering of its common stock, Jazz is currently a privately-held company and, as a result, our ability to liquidate this investment is limited. Further, there can be no assurance that Jazz will successfully complete its initial public offering or, if it does, that we would be able to sell a significant portion of our investment prior to the due date of our February 2007 debt obligations. The value of the Mindspeed warrant of $29.3 million is also reflected as a long-term asset on the accompanying condensed consolidated balance sheet as of June 30, 2006. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value. Further, there is no assurance that the equity markets would allow us to liquidate a substantial portion of this warrant within a short time period without significantly impacting the market value. The closing price of Mindspeed’s common stock on June 30, 2006 and August 4, 2006 was $2.41 and $1.49 per share, respectively. This additional per share decline since the end of our third fiscal quarter of 2006 represents an additional decline in the value of this warrant.
Total cash, cash equivalents and marketable securities are as follows:

	June 30,	September 30,
(in thousands)	2006	2005
Cash and cash equivalents	$225,461	$202,704
Short-term marketable debt securities (primarily U.S. government agency and corporate debt securities)	106,292	95,902
Long-term marketable debt securities (primarily U.S. government agency and corporate debt securities)	—	38,485

Subtotal	331,753	337,091

Marketable equity securities (6.2 million shares of Skyworks Solutions, Inc.)	34,068	43,404

Total cash, cash equivalents and marketable securities	$365,821	$380,495

Our cash, cash equivalents and marketable securities decreased by $14.7 million from $380.5 million at September 30, 2005 to $365.8 million at June 30, 2006. The decline in value of our investment in Skyworks accounted for $9.3 million of this decrease. The remaining decline of $5.4 million is attributable to net cash used in operating and investing activities, including the $70.0 million payment to Texas Instruments as a result of a patent litigation settlement, offset by net cash provided by financing activities of $84.6 million during the period.
Included in our cash, cash equivalents and marketable securities of $365.8 million as of June 30, 2006 are 6.2 million shares of common stock of Skyworks Solutions, Inc. valued at $34.1 million. For these securities, there is risk associated with the overall state of the stock market, having available buyers for the shares we may want to sell, and ultimately being able to liquidate the securities at a favorable price. There can be no assurance that the carrying value of these assets will ultimately be realized.
As of June 30, 2006, we had negative working capital of $148.9 million, compared to positive working capital of $142.8 million at September 30, 2005. In addition to our cash, cash equivalents and marketable securities, our principal source of liquidity is cash generated from our operations, if any. We also have an investment in Jazz Semiconductor, Inc., a warrant to purchase 30 million shares of Mindspeed Technologies, Inc. common stock and other assets, including real estate.
Our investment in Jazz is reflected as a long-term asset on our accompanying condensed consolidated balance sheet as of June 30, 2006. Although Jazz has filed a Registration Statement on Form S-1 regarding its intent to complete an initial public offering of its common stock, Jazz is currently a privately-held company and, as a result, our ability to liquidate this investment is limited. The value of the Mindspeed warrant of $29.3 million is also reflected as a long-term asset on our accompanying condensed consolidated balance sheet as of June 30, 2006. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value. Further, there is no assurance that the equity markets would allow us to liquidate a substantial portion of this warrant within a short time period without significantly impacting the market value.

Cash flows are as follows:

	Nine Months Ended
	June 30,	June 30,
(in thousands)	2006	2005
Net cash (used in) operating activities	$(54,263)	$(58,666)
Net cash (used in) provided by investing activities	(7,639)	79,195
Net cash provided by financing activities	84,659	936

Net increase in cash and cash equivalents	$22,757	$21,465

Cash used in operating activities was $54.3 million for the first nine months of fiscal 2006 compared to $58.7 million for the first nine months of fiscal 2005. Cash flows generated from operations during the first nine months of fiscal 2006 were $57.3 million, which was more than offset by $23.3 million of net unfavorable changes in our working capital (accounts receivable, inventories and accounts payable), a $70.0 million payment related to the settlement of our litigation with Texas Instruments, Inc., and $18.3 million of payments related to other special charge and restructuring related items. The net unfavorable working capital change was mainly caused by an increase in days sales outstanding (DSO) from 37 days in the September 2005 quarter to 53 days in the June 2006 quarter. This DSO increase was a result of (i) the timing of shipments in the third quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 as a result of supply availability in the third quarter of fiscal 2006 and (ii) higher levels of aged receivables as compared to the fourth quarter of fiscal 2005. The unfavorable change in working capital due to the increase in DSO was partially offset by a reduction in our inventory balance, as inventory turns increased from 5.4 turns in the September 2005 quarter to 6.6 turns in the June 2006 quarter.
Cash flows used in operations for the first nine months of fiscal 2005 were $105.4 million, before $100.2 million of net favorable changes in accounts receivable, inventories and accounts payable, an $8.0 million payment to Agere for the settlement of patent litigation, and $45.5 million of payments related to special charges and other restructuring related items. The net favorable working capital change was driven by (i) improved days sales outstanding primarily the result of increased cash collections, from 79 days in the September 2004 quarter to 38 days in the June 2005 quarter, and (ii) improved inventory turns from 2.6 turns in the September 2004 quarter to 4.7 turns in the June 2005 quarter.
Cash used in investing activities was $7.6 million for the first nine months of fiscal 2006 compared to cash provided by investing activities of $79.2 million for the first nine months of fiscal 2005. The cash used in investing activities in the first nine months of fiscal 2006 was primarily attributable to $23.5 million of capital expenditures partially due to our expansion efforts in India and China, $8.8 million of restricted cash as required under our new credit facility, and $6.9 million of payments related to a previous business combination. These cash outflows from investing activities were partially offset by $27.1 million of net proceeds from sales and maturities of marketable securities, and $5.2 million of proceeds from sales of non-marketable equity securities. Cash provided by investing activities of $79.2 million for the first nine months of fiscal 2005 includes net proceeds of $49.1 million received from the purchase and sale-leaseback of our headquarters facility, $44.4 million of proceeds from the sales of equity securities, primarily in SiRF Technology Holdings, Inc., and net proceeds from sales and maturities of marketable securities of $23.6 million. These cash inflows from investing activities were partially offset by payments for acquisitions of $18.8 million, capital expenditures of $16.4 million, and investment in businesses of $2.6 million.
Cash provided by financing activities was $84.7 million for the first nine months of fiscal 2006 compared to $0.9 million for the first nine months of fiscal 2005. The cash provided by financing activities in the first nine months of fiscal 2006 consisted of net proceeds of $243.6 from the issuance of convertible subordinated notes due March 2026, $78.5 million of net proceeds from our new credit facility and $17.1 million of proceeds from the issuance of common stock under our stock-based employee benefit plans. These cash inflows from financing activities were partially offset by the retirement of $196.8 million of our convertible subordinated notes due May 2006 and $57.9 million of repurchases and retirements of a portion of our convertible subordinated notes due February 2007. The cash provided by financing activities in the first nine months of fiscal 2005 consisted primarily of $0.7 million of proceeds from the issuance of common stock under our stock-based employee benefit plans.

Contractual obligations at June 30, 2006 are as follows:

	Payments due by period
					More than 5
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	years
Long-term debt	$706.5	$456.5	$—	$—	$250.0
Short-term debt	80.0	80.0	—	—	—
Interest on debt	220.1	30.1	20.0	20.0	150.0
Operating leases	172.6	31.2	35.4	28.5	77.5
Assigned leases	5.5	2.2	1.4	1.3	0.6
Capital commitments	4.9	4.9	—	—	—

	$1,189.6	$604.9	$56.8	$49.8	$478.1

At June 30, 2006, the Company had many sublease arrangements on operating leases for terms ranging from near term to approximately ten years. Aggregate scheduled sublease income based on current terms is approximately $31.9 million.
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
The durations of our guarantees and indemnities vary, and in many cases are indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in our consolidated balance sheets. Product warranty costs are not significant.
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
Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted.

We will adopt FIN 48 no later than October 1, 2007. We are currently assessing the impact the adoption of FIN 48 will have on our financial position and results of operations.
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
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to business combinations, revenue recognition, allowances for doubtful accounts, inventories, long-lived assets, deferred income taxes, valuation of warrants, non-marketable equity securities, stock-based compensation, restructuring charges and employee benefit plans. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.
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
Revenue recognition
Revenue is recognized when (i) the risk of loss has been transferred to the customer, (ii) price and terms are fixed, (iii) no significant vendor obligation exists, and (iv) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have a contractual right of return or for whom the contractual terms were not enforced. Revenue with respect to these distributors is deferred until the purchased products are sold by the distributor to a third party. Other distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”. Our revenue recognition policy is significant because our revenue is a key component of our operations and the timing of revenue recognition determines the timing of certain expenses, such as sales commissions. Revenue results are difficult to predict, and any shortfall in revenues could cause our operating results to vary significantly from period to period.
We have many distributor customers for whom revenue is recognized upon shipment of product to them, as the contractual terms provide for limited or no rights of return. During the three months ended December 31, 2004, we determined that we were unable to enforce our contractual terms with three distribution customers. As a result, from October 1, 2004, we have deferred the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party. At June 30, 2006, deferred revenue related to sales to distributors was $6.9 million. As of June 30, 2006, we also have deferred revenue of $6.5 million related to shipments of products for which we have on-going obligations. Deferred revenue is included in other current liabilities on the accompanying condensed consolidated balance sheets.
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
Inventories
We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand or product pricing is lower than originally projected, additional inventory write-downs may be required. Further, on a quarterly basis, we assess the net realizable value of our inventories. When the estimated average selling price less costs to sell our inventory, falls below our inventory cost, we adjust our inventory to its current estimated market value.
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
Deferred income taxes
We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly. We record a valuation allowance to reduce our deferred tax assets to the net amount that is more likely than not to be realized. Our assessment of the need for a valuation allowance is based upon our history of operating results, expectations of future taxable income and the ongoing prudent and feasible tax planning strategies available to us. In the event that we determine that we will not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination is made. Likewise, in the event we were to determine that we will more likely than not be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination is made. To the extent that we realize a benefit from reducing the valuation allowance on acquired deferred tax assets, the benefit will be credited to goodwill.
Valuation of warrants
We have a warrant to purchase 30 million shares of Mindspeed Technologies, Inc. common stock. The fair value of the Mindspeed warrant is determined using a standard Black-Scholes-Merton valuation model with assumptions consistent with current market conditions and our intent to liquidate the warrant over a specified time period. The Black-Scholes-Merton valuation model requires the input of highly subjective assumptions including expected stock price volatility. Changes in these assumptions, or in the underlying valuation model, could cause the fair value of the Mindspeed warrant to vary significantly from period to period.
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
References in this section to our fiscal year refer to the fiscal year ending on the Friday nearest September 30 of each year.
We face a risk that capital needed for our business and to repay our convertible notes will not be available when we need it.
At June 30, 2006, we had $706.5 million aggregate principal amount of convertible subordinated notes outstanding, of which $456.5 million is due in February 2007 and $250.0 million is due in March 2026. The conversion price of the notes that are due in February 2007 are currently substantially in excess of the market value of our common stock. We also have $80.0 million of short-term debt which expires in November 2006 and is subject to extension at the discretion of the lender. At June 30, 2006, we had cash, cash equivalents and marketable securities of $365.8 million. Working capital was negative as of June 30, 2006 due to the reclassification of our convertible subordinated notes due February 2007 into a current liability account. We do not believe we will be able to generate sufficient cash flows from our operations and realize additional value from our investments and other assets in order to meet our February 2007 debt obligations without additional financing of approximately $200 million. We are currently evaluating several different financing alternatives and are currently focused on high-yield debt and term loans, as these instruments would not be dilutive to existing shareholders. We believe that we will be able to obtain the necessary financing and meet our February 2007 debt obligations; however, we cannot assure you that we will have access to additional sources of financing, or be able to refinance our existing debt, on favorable terms or at all. Further, raising capital through the equity markets would have a greater effect on shareholder dilution.
Included in our cash, cash equivalents and marketable securities of $365.8 million as of June 30, 2006 are 6.2 million shares of common stock of Skyworks Solutions, Inc. valued at $34.1 million. For these securities, there is risk associated with the overall state of the stock market, having available buyers for the shares we may want to sell, and ultimately being able to liquidate the securities at a favorable price. We cannot assure you that the carrying value of these assets will ultimately be realized. The closing price of Skyworks’ common stock on June 30, 2006 and August 4, 2006 was $5.51 and $4.44 per share, respectively. This additional per share decline since the end of our third fiscal quarter of 2006 represents an additional decline in our cash, cash equivalents and marketable securities of approximately $6.6 million.
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
Our net losses for the first nine months of fiscal 2006 and for fiscal 2005 were $101.5 million and $176.0 million, respectively. We have implemented a number of expense reduction and restructuring initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, the closure or consolidation of certain facilities and an increasing shift of product development resources to lower-cost regions, among other actions. However, these expense reduction initiatives alone will not return us to profitability. In order to return to profitability, we must achieve substantial revenue growth. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.
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
Sales to our twenty largest customers represented approximately 66% and 64% of our net revenues in the first nine months of fiscal 2006 and for fiscal 2005, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:
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

As a result of the Paxonet Communications acquisition in December 2004 and organic growth, we have increased our headcount in India from approximately 180 employees to approximately 1,040 employees at several design centers since the end of fiscal 2004. We plan to continue this growth trend in India and other international locations in the Asia-Pacific region. Expansion and transition of product development efforts to other locations entails risks associated with our ability to manage the development of products at remote geographic locations, to achieve key program milestones, and to attract and retain qualified management, technical and other personnel necessary for the design and development of our products. If we experience product design or development delays as a result of the transition, or an inability to adequately staff the programs, there could be a material adverse effect on our results of operations.
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
Additionally, in periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. At June 30, 2006, we have $711.6 million of goodwill, of which approximately $616.7 million was generated in our merger with GlobespanVirata in February 2004. When market capitalization is below book value, it is an indicator that goodwill may be impaired. Although our market capitalization was above our book value at June 30, 2006, it has been below book value in the recent past. If our market capitalization drops below our book value for a prolonged period of time or our current assumptions regarding our future operating performance change, we may be required to write down the value of our goodwill by taking a non-cash charge against earnings.
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
For the first nine months of fiscal 2006 and for fiscal 2005, approximately 89% and 90%, respectively, of our net revenues were from customers located outside of the United States, primarily in the Asia-Pacific region and Europe. In addition, a significant portion of our workforce, including approximately 1,040 employees in India, and many of our key suppliers are located outside the United States. Our international operations consist of research and development, sales offices, and other general and administrative functions. We plan to continue our international expansion, particularly in the Asia-Pacific region. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:
•	currency exchange rate fluctuations;

•	local economic and political conditions;

•	disruptions of commerce and capital or trading markets due to or related to terrorist activity or armed conflict;

•	restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	changes in legal or regulatory requirements;

•	difficulty in obtaining distribution and support;

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements;

•	tax laws, including the cost of services provided and products sold between us and our subsidiaries which are subject to review by taxing authorities; and

•	limitations on our ability under local laws to protect our intellectual property.
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
We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 35% and 28% of our net revenues for the first nine months of fiscal 2006 and for fiscal 2005, respectively. Our arrangements with these distributors are terminable at any time, and the loss of these arrangements could have an adverse effect on our operating results. For those international distributors that we account for under a deferred revenue recognition model, we rely on the distributor to provide us timely and accurate product sell through information. No assurances can be given that these international distributors will continue to provide us this information. If we are unable to obtain this information on a timely basis, or if we determine that the information we do receive is unreliable, it may affect the accuracy of amounts recorded in our consolidated financial statements, and therefore have an adverse effect on our operating results.
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
Our future success depends on our ability to attract and to retain the continued service and availability of skilled personnel, including our Chairman of the Board and Chief Executive Officer, members of our executive team, and those in design, technical, marketing and staff positions. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel can be intense in the semiconductor industry. While we have entered into employment agreements with some of our key personnel, we cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development and sale of our products. In addition, we have relied on our ability to grant stock options as one mechanism for recruiting and retaining highly skilled talent. Recent accounting regulations requiring the expensing of stock options may impair our future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that we will continue to successfully attract, motivate, and retain key personnel.
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 35% and 28% of our net revenues for the first nine months of fiscal 2006 and for fiscal 2005, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other supplier products and may not sell our products as quickly as forecasted, which may impact their future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. For example, the reduced demand outlook for fiscal year 2005 and the further decline of average selling prices for certain of our products resulted in net inventory charges of approximately $45.0 million in the first quarter of fiscal 2005.
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
Our former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. We have been designated as a potentially responsible party and are engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us. In addition, we are engaged in remediations of groundwater contamination at our former Newport Beach, California wafer fabrication facility. We currently estimate the remaining costs for these remediations to be approximately $2.3 million and have accrued for these costs as of June 30, 2006.
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
As of June 30, 2006, we had approximately $1.2 billion of U.S. Federal income tax net operating loss (NOL) carry forwards that can be used to offset taxable income in subsequent years. Approximately $456.0 million of the NOL carry forwards were acquired in the merger with GlobespanVirata and other acquisitions. The NOL carry forwards are scheduled to expire at various dates through 2026. Section 382 of the Internal Revenue Code could limit the future use of some or all of the NOL carry forwards if the ownership of our common stock changes by more than 50 percentage points in certain circumstances over a three-year testing period. Based on information known to us, we have not undergone such a change of ownership and the merger did not constitute a change of ownership, although the shares of our common stock issued in the merger will be taken into account in any change of ownership computations. Direct or indirect transfers of our common stock, when taken together with the shift in ownership resulting from the merger, could result in a change of ownership that would trigger the Section 382 limitation. If such an ownership change occurs, Section 382 would limit our use of NOL carry forwards in each subsequent taxable year to an amount equal to a Federal long-term tax-exempt rate published by the Internal Revenue Service at the time of the ownership change, multiplied by our fair market value at such time; any unused annual limitation amounts may also be carried forward. The merger resulted in a change of ownership of GlobespanVirata and the future use of GlobespanVirata’s NOL carry forwards is subject to the Section 382 limitation (or further limitation in the case of NOL carry forwards already subject to limitation as a result of previous transactions) based on the fair market value of GlobespanVirata at the time of the merger.
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
Our cash, cash equivalents and marketable debt securities are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2006, the carrying value of our cash, cash equivalents and marketable debt securities approximates fair value.
As of June 30, 2006, our marketable equity securities consist of 6.2 million shares of Skyworks Solutions, Inc. Marketable equity securities are subject to equity price risk. For our equity security holdings, there are risks associated with the overall state of the stock market, having available buyers for shares we may sell, and ultimately being able to liquidate the securities at a favorable price. As of June 30, 2006, a 10% decrease in equity prices would result in a $3.4 million decrease in the value of our marketable equity securities.
We classify all of our marketable debt and equity securities as available-for-sale securities. As of June 30, 2006, the carrying value of these securities included net unrealized losses of $0.3 million.
We hold a warrant to purchase 30 million shares of common stock of Mindspeed Technologies, Inc. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of June 30, 2006, a 10% decrease in the market price of Mindspeed’s common stock would decrease the fair value of this warrant by approximately $4.3 million. At June 30, 2006, the market price of Mindspeed’s common stock was $2.41 per share. For the quarter ended June 30, 2006, the market price of Mindspeed’s common stock ranged from a low of $2.26 per share to a high of $4.37 per share.
Our short-term debt consists of borrowings under a 364-day credit facility. Interest related to our short-term debt is at the 7-day LIBOR plus 0.6% and was approximately 6.0% at June 30, 2006. Consequently, we do not believe our short-term debt is subject to significant market risk.
Our long-term debt consists of convertible subordinated notes with interest at fixed rates. The fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.
The following table shows the fair values of our financial instruments as of June 30, 2006:

(in millions)	Carrying Value	Fair Value
Cash and cash equivalents	$225.5	$225.5
Marketable debt securities	106.3	106.3
Marketable equity securities	34.1	34.1
Mindspeed warrant	29.3	29.3
Short-term debt	80.0	80.0
Current portion of long-term debt	456.5	449.7
Long-term debt	250.0	227.5
We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, from time to time, we offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At June 30, 2006, we had outstanding forward exchange contracts with a notional amount of 607.5 million Indian Rupees, approximately $13.1 million, maturing at various dates through January 2007. Based on the fair value of these contracts at June 30, 2006, we recorded a net asset of $0.1 million. Based on our overall currency rate exposure at June 30, 2006, a 10% change in the currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

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
As a result of the recent growth in our set top box business, management has implemented additional controls and procedures surrounding revenue recognition for sales to customers who have formal product testing and acceptance processes. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Texas Instruments, Inc. – The Company’s Conexant, Inc. subsidiary (formerly named GlobespanVirata, Inc.) was involved in a dispute with Texas Instruments, Inc., Stanford University and its Board of Trustees, and Stanford University OTL, LLC (collectively, Texas Instruments or TI) over a group of patents (and related foreign patents) that Texas Instruments alleged are essential to certain industry standards for implementing ADSL technology. Globespan commenced the litigation against TI in the spring of 2003, alleging that TI had violated the antitrust laws and had engaged in patent misuse with respect to their licensing of patents related to Asymmetric Digital Subscriber Line (ADSL) technology, and furthermore that TI had violated the antitrust laws by suppressing competition in ADSL technology (the Antitrust and Patent Misuse Claims). Globespan also alleged various violations of state law, including breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, and tortious interference with prospective economic advantage (the State Law Claims). TI brought counterclaims against Globespan, alleging that it had infringed certain TI patents and owed money damages for that infringement. Among other defenses to those claims of patent infringement, Globespan asserted that the patents were unenforceable because of patent misuse and furthermore that it was licensed to these patents under a license agreement between Conexant and TI, as of the date that Globespan merged into Conexant.
In the litigation, the District Court in New Jersey previously bifurcated the Antitrust and Patent Misuse Claims and the State Law Claims brought by Globespan and the patent counterclaims brought by TI, and directed that the patent issues asserted by TI would be tried first, with the antitrust and patent misuse claims asserted by Globespan to be tried second. Trial of the patent issues was conducted during January 2006 and into early February 2006. On February 6, 2006, the jury rendered a verdict finding that Globespan had infringed three patents and that its infringement was willful. The jury awarded lost profits damages to TI of $60.5 million and reasonable royalty damages to TI of $51.5 million, for a total verdict of $112.0 million. As an alternative to the $112.0 million verdict, the jury was also instructed to provide a damages award through March 1, 2004 (roughly the effective date for Globespan’s argument that it was licensed under the Conexant-TI license agreement). For the period through March 1, 2004, the jury awarded lost profits damages to TI of $52.0 million and reasonable royalty damages of $45.0 million for a total of $97.0 million. TI also sought an award of prejudgment interest on any damages finally awarded.
At the conclusion of the patent infringement phase of the trial, the district judge declined to enter a judgment with respect to this jury verdict. This was because a second phase of this case remained to be tried — the Antitrust and Patent Misuse Claims and State Law Claims asserted by Globespan against TI. Trial of that second phase was scheduled for October 2006. Thus, at that stage, there was no enforceable judgment against Globespan. If Globespan were to subsequently prevail on its Antitrust and Patent Misuse Claims in the subsequent phase of the litigation, the patent damages award to TI would have been barred in whole or in substantial part, and Globespan could have been entitled to the recovery of damages and attorneys’ fees from TI if it had prevailed on its Antitrust and Patent Misuse Claims and/or its State Law Claims.
On March 3, 2006 the District Court issued an order granting TI’s motion to dismiss certain of Globespan’s antitrust claims. The court dismissed four counts of Globespan’s complaint relating to certain defined ADSL markets. The court also dismissed Globespan’s claims alleging that TI’s patent licensing practices constituted per se unlawful tying under the antitrust laws.
On May 5, 2006, the Company announced that it had reached a definitive agreement with TI that settles all aspects of this dispute. Under the terms of the settlement agreement, the Company made a lump-sum payment of $70.0 million to TI during the three months ended June 30, 2006 (see Note 7). The agreement resolves the alleged past infringement of ADSL patents by GlobespanVirata products and provides a fully paid-up, going-forward license for these products under a previously existing 2003 agreement between the Company and TI. In addition, the Company’s patent license with TI was amended to make it clear that the previous agreement extends to all xDSL products.

Class Action Suits – In December 2004 and January 2005, the Company and certain current and former officers and directors were named as defendants in several complaints seeking monetary damages filed on behalf of all persons who purchased Company common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934 by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases were consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al., are being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation. On September 1, 2005, the defendants filed their motion to dismiss the case. On November 23, 2005, the court granted the plaintiff’s motion to file a second amended complaint, which was filed on December 5, 2005. The defendants filed an amended motion to dismiss the case on February 6, 2006. Plaintiffs filed their opposition on April 24, 2006, and defendant’s reply was filed on June 14, 2006.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Separation and Release Agreement, dated as of July 5, 2006, by and between the Company and F. Matthew Rhodes, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006, is incorporated by reference.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)
Date: August 9, 2006	By	/s/ J. Scott Blouin
J. Scott Blouin
Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Separation and Release Agreement, dated as of July 5, 2006, by and between the Company and F. Matthew Rhodes, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006, is incorporated by reference.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.