Form 10-K
period 2006-09-29
CONEXANT SYSTEMS INC
filed 2006-12-13
CIK 1069353

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-24923
CONEXANT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	25-1799439 (I.R.S. Employer Identification No.)

4000 MacArthur Boulevard Newport Beach, California (Address of principal executive offices)	92660-3095 (Zip code)
Registrant’s telephone number, including area code: (949) 483-4600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, $0.01 Par Value Per Share (including associated Preferred Share Purchase Rights)	The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the closing price as reported on the Nasdaq National Market on March 31, 2006) was approximately $1.6 billion. Shares of voting stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of November 24, 2006 was 486,167,480.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareowners to be held on February 21, 2007 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains statements relating to future results of Conexant Systems, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to:
•	the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products;

•	the risk that capital needed for our business and to repay our indebtedness will not be available when needed;

•	the risk that the value of our common stock may be adversely affected by market volatility;

•	the substantial losses we have incurred;

•	general economic and political conditions and conditions in the markets we address;

•	continuing volatility in the technology sector and the semiconductor industry;

•	demand for and market acceptance of new and existing products;

•	successful development of new products;

•	the timing of our new product introductions and product quality;

•	our ability to anticipate trends and develop products for which there will be market demand;

•	the availability of manufacturing capacity;

•	pricing pressures and other competitive factors;

•	changes in product mix;

•	product obsolescence;

•	the ability of our customers to manage inventory;

•	our ability to develop and implement new technologies and to obtain protection for the related intellectual property;

•	the uncertainties of litigation, including claims of infringement of third-party intellectual property rights or demands that we license third-party technology, and the demands it may place on the time and attention of our management and the expense it may place on our company; and

•	possible disruptions in commerce related to terrorist activity or armed conflict, as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our other Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

CONEXANT SYSTEMS, INC.

PART I
Item 1. Business
General
We design, develop and sell semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for use in broadband communications applications that enable high-speed transmission, processing and distribution of audio, video, voice and data to and throughout homes and business enterprises worldwide. Our access solutions connect people through personal communications access products, such as personal computers (PCs) and television set-top boxes (STBs), to audio, video, voice and data services over wireless and wire line broadband connections as well as over dial-up Internet connections. Our central office solutions are used by service providers to deliver high-speed audio, video, voice and data services over copper telephone lines and optical fiber networks to homes and businesses around the globe. In addition, our media processing products enable the capture, display, storage, playback and transfer of audio and video content in applications throughout home and small office environments. These solutions enable broadband connections and network content to be shared throughout a home or small office-home office environment using a variety of communications devices, which we describe as the broadband digital home.
We have many years of operating history in the communications semiconductor business, including as part of the semiconductor systems business of Rockwell International Corporation (now Rockwell Automation, Inc.), and have been an independent public company since January 1999, following our spin-off from Rockwell.
Since becoming an independent public company in 1999, we have completed the following series of transactions which transformed our company from a broad-based communications semiconductor supplier into a fabless communications semiconductor supplier focused on delivering the technology and products that are driving the digital home:
•	On February 27, 2004, we completed our merger with GlobespanVirata, Inc. (GlobespanVirata) with GlobespanVirata becoming a wholly-owned subsidiary of Conexant Systems, Inc. In exchange for 100% of the outstanding shares of common stock of GlobespanVirata (approximately 150.7 million shares), we issued 1.198 shares of Conexant common stock for each share of GlobespanVirata common stock outstanding (or approximately 180.6 million shares of Conexant common stock) and each outstanding option and warrant to purchase GlobespanVirata common stock was adjusted and converted into an option or warrant to purchase Conexant common stock-based on the 1.198 merger ratio (or approximately 43.6 million options and warrants to purchase shares of Conexant common stock). In May 2004, the GlobespanVirata, Inc. subsidiary was renamed Conexant, Inc., and hereinafter will be referred to as Conexant, Inc.

•	On June 27, 2003, we completed the distribution to our shareholders of all outstanding shares of our wholly owned subsidiary Mindspeed Technologies, Inc. (Mindspeed), to which we contributed our Internet infrastructure business, including the stock of certain subsidiaries, and certain other assets and liabilities, including $100.0 million in cash. In the Mindspeed spin-off, Conexant shareholders received one share of Mindspeed common stock for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares. Mindspeed issued us a warrant to purchase 30 million shares of Mindspeed common stock, representing approximately 20 percent of Mindspeed’s outstanding common stock on a diluted basis. The warrant is exercisable until June 27, 2013 at an exercise price of $3.408 per share. The fair value of the warrant is recorded as an asset on our consolidated balance sheet. Additionally, we entered into a senior secured revolving credit facility pursuant to which Mindspeed could have borrowed up to $50.0 million, subject to certain restrictions, for working capital and general corporate purposes. In December 2004, the Mindspeed credit facility was terminated.

•	On June 25, 2002, we completed the distribution to our shareholders of all outstanding shares of our wholly-owned subsidiary Washington Sub, Inc. (Washington), to which we contributed our wireless communications business, other than certain assets and liabilities which we retained. Immediately thereafter, Washington merged with and into Alpha Industries, Inc. (Alpha), with Alpha the surviving corporation. As a result of these transactions, Conexant shareholders received 0.351 of a share of Alpha common stock for each Conexant share held and the Conexant shareholders continued to hold their Conexant shares. Upon completion of these events, Alpha and its subsidiaries purchased our semiconductor assembly and test facility located in Mexicali, Mexico and our package design team that supports the Mexicali facility (together, the Mexicali Operations) for $150.0 million. Effective June 26, 2002, Alpha changed its name to Skyworks Solutions, Inc. (Skyworks).

•	In March 2002, we and The Carlyle Group formed a new specialty foundry company named Jazz Semiconductor, Inc. (Jazz). We contributed our Newport Beach, California wafer fabrication operations and related assets and liabilities and certain intellectual property to Jazz in exchange for $19.3 million in cash and a 45% equity interest in Jazz, having an estimated fair value of $42.5 million. In fiscal 2003, another party made an additional investment in Jazz thereby reducing our equity interest to 38%. In fiscal 2006, we and Jazz entered into a wafer supply termination agreement in which both parties agreed to terminate the wafer supply and services agreement. In connection with the termination agreement, Jazz issued additional shares to us, which increased our equity interest to 42%. On September 26, 2006, Jazz entered into a merger agreement with Acquicor Technology Inc. (Acquicor) pursuant to which we expect to receive upon completion of the merger cash proceeds of approximately $100.0 million for our ownership interests in Jazz, subject to adjustment based on Jazz’s working capital and possible future contingent payments. However, completion of the merger is subject to certain conditions precedent and there can be no assurance that the merger will be completed. In addition, we and the other current Jazz stockholders have agreed to provide Acquicor with financing in an aggregate amount of up to $80.0 million, in proportion to each stockholder’s equity interest in Jazz, to fund, under certain circumstances, a shortfall in Acquicor’s financing for the merger.
Except where otherwise noted, the financial information contained herein represents our continuing operations including the results of GlobespanVirata since February 28, 2004, following the completion of the merger.
Strategy
Our objective is to become the leading supplier of communications semiconductor solutions to leading global original equipment manufacturer (OEM) and original design manufacturer (ODM) customers in the broadband access, broadband media processing, universal access and wireless networking markets. To achieve our objectives, we are pursuing the following strategies:
•	Employ a market-focused business model, targeting broadband digital home applications, allowing us to concentrate our resources on high-growth, high-margin targeted markets;

•	Expand strategic relationships with industry-leading communications OEMs and maximize design win share;

•	Take advantage of engineering talent in low-cost regions to enhance the value of our research and development deployments;

•	Capitalize on the breadth of our product portfolio and depth of our engineering talent to create complete system solutions that provide enhanced functionality and accelerate the convergence of communications applications;

•	Operate as a fabless company, which allows us to focus our resources on designing, developing and marketing our products, while minimizing operating infrastructure costs and capital expenditures;

•	Enter target markets with standards-based systems solutions, enhancing market acceptance and enabling product interoperability for end-users; and

•	Monetize our non-core assets, principally our equity investments in Jazz, which is expected to occur in the first quarter of calendar 2007, and Mindspeed, as well as our real estate holdings in Newport Beach, California, at appropriate times to capture the value of these assets. We expect to use the proceeds from the sale of these non-core assets to pay down our indebtedness.

Market Focused Product Lines
Our expertise in mixed-signal processing, digital signal processing (DSP) and standards-based communications protocol implementation allows us to deliver semiconductor devices and integrated systems for client, or end-customer, personal communications access products. We organize our product lines to address the four primary communications markets targeted at the digital home as more fully described below. For purposes of the following description, references to “market share” refer to our share of the total addressable market. Future products are expected to focus on delivering modular, combination products that leverage our wireless local area network (WLAN), video and digital subscriber line (DSL) product portfolios in order to address converged voice, video, and data “triple play” broadband market opportunities as well as other technology convergence opportunities within the markets we address.
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
We possess a comprehensive portfolio of standards-based DSL products, including asymmetric DSL (ADSL), symmetric DSL (SDSL), ADSL2, ADSL2plus and both new versions of very-high-speed DSL (VDSL and VDSL2), including the unique configurations of DSL for North America, Europe, Japan and China. We have shipped in excess of 200 million DSL ports to customers around the globe.
Our DSL product portfolio is comprised of a family of System-on-Chip (SoC) integrated circuits for use in home and business DSL products that incorporate a combination of multiple system functions. Our DSL product offerings include various combinations of digital signal processors, network or communication processors, integrated software on silicon, and analog front-end chips, line drivers and reference design guides to help our customers deploy DSL modems, routers, gateways, and DSLAMs located in telephone service providers’ central offices.
Our DSL engineering support includes our advanced software-based development tools which allow ODMs, service providers and telecom companies to analyze, configure and troubleshoot their DSL networks remotely, saving time and expense. Our ISOSTM software works in combination with our semiconductor devices to manage data, routing, bridging, switching and protocol conversions needed to encapsulate and route information packets. ISOSTM is available on a variety of our platforms, and facilitates the rapid integration of new features, which enables manufacturers to streamline the product development process and improve time-to-market. Additional features of these products include system management, firewall security, embedded web server, auto-configuration of DSL services and Universal Plug-and-Play. We also offer customers a full set of software development tools including compilers, linkers and other special-purpose tools to enable the customer to design additional applications.
Our Accelity family of highly integrated VDSL and VDSL2 central office (CO) and customer premises equipment (CPE) semiconductor solutions for asynchronous transfer mode (ATM) and packet-based DSL access multiplexers (DSLAMs) and client-side terminals are targeted at voice, video and data “triple-play” broadband service deployments, remote terminal and fiber extension applications. VDSL2 technology provides higher downstream and upstream data rates than ADSL and ADSL2plus, and longer reach connectivity than VDSL. The Accelity chipset family is based on industry-standard discrete multi-tone (DMT) line code technology and is compliant with the ratified VDSL2/G.993.2 standard. In the VDSL market, industry analyst firm Dell’Oro expects VDSL integrated circuit port shipments to increase to 25.5 million ports in 2008 from 5.1 million ports in 2003, a 38% compound annual growth rate.
Our integrated Xenon SoC solution is targeted at the fiber access market. Specifically, this device is targeted at optical network terminals on the client-side of broadband passive optical networks (PONs). PONs provide cost-effective, high-speed “last mile” broadband connections to homes and businesses over a fiber optic cable and are a significant improvement over coaxial cable or copper-based connections. The Xenon SoC solution can also be used in conjunction with our Accelity chipset to provide fiber-to-the-neighborhood, enabling the cost-effective delivery of “triple-play” voice, video and data services. Xenon is the first in a planned family of PON devices and supports downstream data rates of 622 Mbps and upstream rates of 155 Mbps. An optimized version for multiple dwelling unit applications provides 25 percent greater throughput. In March 2006, we introduced the Xenon II family of controllers which can also be used with our media processing, WLAN, and home networking chipsets to deliver quality service on every link of the home network.
Our ADSL2plus chipset for client-side gateway applications includes such key features as an integrated two-channel voice-over-Internet protocol (VoIP) processor and dual high-speed USB 2.0 interfaces that can be used to attach peripherals such as WLAN devices, storage products, printers and Web-based digital cameras directly to the DSL gateway. In addition, the chipset is upgradeable to VDSL/VDSL2 technology, allowing manufacturers to maximize their engineering and software investments while migrating to new DSL technologies. In May 2006, we launched a family of network processor devices with integrated Wi-Fi, ADSL2plus and VoIP functionality. These devices are targeted at products including DSL bridge/routers, wireless DSL routers and DSL VoIP integrated access devices (IADs) and deliver the processing power required for advanced triple-play applications.
Broadband Media Processing Products
Our broadband media processing products include a variety of broadcast audio and video decoder and encoder devices, as well as front-end communications components that enable the capture, display, storage, playback and transfer of audio and video content in digital home and small office products such as PCs, STBs, gaming consoles, personal video recorders and digital versatile disk (DVD) applications. Moving Picture Experts Group (MPEG) compression technology has gained wide support recently in satellite television, Internet protocol (IP) video, video telephony, high definition DVD and wireless consumer electronics applications, and is emerging as the next major technology of choice for television video transmission and storage applications as the demand for high definition television (HDTV) services and content rapidly increases.
MPEG is a set of international digital video and audio compression standards and file formats and is one of the enabling technologies for broadband multimedia delivery. There are three major MPEG standards: MPEG-1, MPEG-2 and MPEG-4. MPEG-4 AVC/H.264 (also known as MPEG-4 Part 10) codecs provide compression performance that delivers more than 50 percent greater efficiency than MPEG-2 codecs. This allows service providers to maximize bandwidth usage and efficiently deliver sophisticated programs containing audio, video, text, graphics and interactivity to their subscribers.
Our broadband media processing product offerings include devices and system-level solutions for the television STB market as well as products for other convergence video applications.
Set-top Box Products
In the STB family, we offer an extensive portfolio of components and system level solutions enabling digital cable, satellite, terrestrial and IP STBs. Our product offerings include silicon tuners, demodulators, MPEG audio and video decoders, and dial-up modems for back-channel applications. Reference designs that help manufacturers reduce cost and speed time-to-market are also offered, bundled with a range of operating systems, middleware, drivers and development tools.
A typical STB is comprised of front-end components and back-end components. Among the front-end components, sometimes referred to as the communications portion of the design, tuners and demodulators are employed to receive and prepare audio and video signals from a satellite, cable, terrestrial or IP network, and back-channel modems are used to communicate with the service provider. In June 2005, we announced that our cumulative global shipments of satellite tuners and demodulators surpassed the 120 million unit milestone. In the back-end, integrated MPEG decoders are designed to process the audio and video signals and to control the STB application software while video encoders format the video signal for display on either an analog or digital television.

We built upon our customer relationships established through our leadership in satellite front-end products to gain back-end product design wins. We introduced and began shipments of our new single-chip solution that incorporated demodulation, MPEG processing, audio and video outputs, graphic processing, back-channel communications capability and a control processor. Combined with one of our silicon tuner devices, this product offers a complete cost-effective STB solution for satellite, cable and terrestrial networks.
Our cable modem product portfolio includes our single-package cable modem solution containing an embedded microprocessor-based media access controller for North American Data Over Cable Service Interface Specification (DOCSIS), European DOCSIS and digital video broadcasting (DVB) applications. Our cable modem products are DOCSIS 1.0, DOCSIS 1.1, and DOCSIS 2.0 compliant. We also offer a single-chip silicon-based digital tuner, which supports both DOCSIS and DVB/Digital Audio Visual Council (DAVIC) standards for computer cable modems and set-top boxes. This device interfaces seamlessly with our digital cable transceiver solutions. Our cable modem technology is capable of delivering data, video, telephone and Internet access over existing coaxial cable networks at speeds up to 1,000 times faster than a standard voiceband analog modem. In addition, our product supports the PCI, USB and Ethernet interfaces for connection with a PC and our customers have used this product to successfully complete the rigorous North American CableLabs and European tComLabs certifications. These certifications give consumers and cable operators the assurance that systems comply with DOCSIS specifications and will be interoperable among multiple cable modem vendors.
We have a family of next-generation MPEG-4 AVC/H.264 video decoders for high-definition digital broadcast television systems. This family of decoders enables digital broadcast TV service providers to improve bandwidth utilization, allowing the cost-effective delivery of a wider range of video, voice, and data broadcast programming. H.264 compression provides greater recording capacity on STBs with personal video recording capabilities, increases the number of HDTV channels that a broadcaster can transmit, and enables live broadcast-quality video content over the Internet.
Our dual-channel radio frequency (RF) satellite tuner is a low-power, direct down conversion device which is intended for high-volume STB receivers used for personal and digital video recording (PVR/DVR) applications that support simultaneous watch and record capabilities. The highly integrated device supports 8PSK and the new DVB-S2 advanced modulation and coding specifications, which provide satellite operators with higher data rates and increased capacity to deliver additional HDTV channels and services using existing bandwidth and infrastructure. The dual-channel tuner can also be used with our advanced modulation satellite demodulators to provide a complete front- and back-end system solution.
We have a family of DVB decoders for mass market free-to-air (FTA) satellite STBs. The new SoC DVB decoders offer higher levels of integration and performance, and include options for both basic and advanced functionality which allow manufacturers and broadcasters to address a wider range of markets and end-user demands. As an illustration, each device within this new family of products includes an integrated high-speed data port that easily interfaces to a variety of broadband front-ends, allowing the decoders to serve as a common back-end platform for terrestrial and cable services. This flexibility provides manufacturers with economies of scale as they can leverage a single device across multiple product offerings.
There are several factors that are driving the overall growth in digital STB market. First, cable and satellite operators want to stay competitive with each other and drive up the dollar amount of average monthly subscriber bill. Both are offering HDTV, MPEG-4 compression technology and DVR functionality. The total addressable market for satellite and cable STBs has increased as a result of advanced modulation and compression technologies which allow service providers to earn more revenue per subscriber. and we were among the first to market with these new technologies. In addition to the “operator-based” segment dominant in North America, which consists of service providers who supply their customers with encrypted content satellite television service based on subscription contracts, a large “consumer” satellite segment exists, primarily in Europe and Asia, in which customers purchase their own STBs and have access to FTA programming or content that is not protected by encryption or other security schemes. According to industry analyst firm InStat, the worldwide market for FTA satellite STBs alone is projected to grow from 35 million units per year in 2005 to 45 million units per year in 2008. At the same time, telephone operators have plans to upgrade their network to FTTx (Fiber to Home/Curb/Node) to offer TV over internet protocol network (IPTV). Each IPTV subscriber would need a digital set top box in order to terminate the video signals. This market opportunity consists of a broadband pipe, such as DSL or VDSL CPE, with 802.11 and VOIP capabilities to bring data into the home, and a set top box with convergence video capabilities to project the video images onto the television screen.

Convergence Video Products
In our convergence video family, our digital video encoder integrated circuits provide a combination of features, video performance and flexibility for today’s PC video, DVD and other consumer video system products. These video encoder integrated circuits convert digital video stored on DVDs and other digital media into the analog signals which drive both standard and high definition televisions. In addition, our line of stand-alone video decoders and integrated PCI video decoders combine worldwide video standard support, integration and software support. Our analog video decoders are designed to convert analog signals received by an STB, PC video system or other consumer electronic analog video device into digital streams that can be displayed by a digital video monitor or saved using a form of digital recording media.
In March 2006, we announced a satellite television receiver card reference platform based on the industry’s newest digital video broadcast standard, DVB-S2, for PCs. This solution is based on two of our STB solutions and one PC video device. The two STB devices allow the capture and processing of satellite broadcast programming, and the audio/video decoder converts and transports the video stream so it can be viewed on a PC.
We believe our analog video decoder and audio/video (A/V) decoder families provide substantial quality advances in audio and video, enabling the next generation of high-fidelity video and PC products for the digital home.
Universal Access Products
We have a long history of technological innovation and leadership in modem technology, including the development of the world’s first analog modem chip. Dial-up technology, using the ordinary twisted pair copper telephone wire that connects many home and business computers to the telephone company, continues to be the world’s most ubiquitous Internet connectivity option and it is a practical choice for applications where high-speed connectivity is not available or is not a necessity.
Our analog modem chipsets connect hundreds of millions of users worldwide to the Internet through their desktop and notebook PCs, and are also embedded in a host of products including fax machines, multi-function peripherals (MFPs), point-of-sale (POS) terminals, television STBs, personal digital assistants (PDAs) and Internet appliances, such as Internet-connected televisions, digital picture frames and web phones.
Our dial-up modem chipset offering encompasses all major industry standards established by the International Telecommunication Union (ITU) including V.22, V.22 bis, V.32, V.34, V.44 and the two 56 Kbps standards, V.90 and V.92. We supply mixed-signal intensive, controllerless modem chipsets and software modem solutions that take advantage of the increasing power of PC central processors and use software to perform functions traditionally enabled by semiconductor components. Data bus architectures supported include the HD audio bus, PCI bus, USB, RS-232, and audio/modem chipsets that support audio codec (AC)-Link. Building on our expertise in modem technology, we believe we were the first supplier shipping integrated modem and audio combination solutions to meet the broader needs of our customers and the industry. We have a long heritage in voice band processing and hold an extensive intellectual property portfolio in voice processing and coding technology. We believe that our field-proven voice technology has enabled more than 100 million voice/data modems and has been incorporated in millions of voice ports.
We believe our universal access products have established and retained the leading market share in each of the three primary segments of analog (dial-up) modem technology—PC modems, facsimile modems and embedded modems. In June 2005, we announced that our cumulative shipments of dial-up modems surpassed the 750 million unit milestone. During 2005, we believe that we increased our combined market share in the PC, facsimile and embedded modem segments to greater than 55%. In PC modems, we continue to benefit from the continuing growth of notebook PCs as a percentage of total worldwide PC sales as the penetration of dial-up modems is greater for notebook PCs, at nearly 100%, than for consumer desktop PCs. In facsimile modems, our significant market share lead has been enhanced by the addition of fax, copy and scan functionality to the home and enterprise printer markets in MFPs, expanding the total addressable market well beyond that of the stand-alone fax machine. MFPs include two or more of the following functions: copy, fax, print and scan. Increasingly, wireless capabilities (WiFi, Bluetooth) are incorporated into MFPs to provide additional networking functionality. According to IDC, this move by consumers and businesses from stand-alone printers to MFPs is expected to drive the expansion of the market for MFPs from 26.5 million units in 2005 to 54.1 million units in 2009. In embedded modems, we believe that we have a leadership position in dial-up modems embedded in products such as STBs, POS terminals, vending machines, gasoline pumps and other applications in which an analog modem is used to transmit and receive data without the benefit of a PC-type central processing unit (CPU).
Wireless Networking Products
We offer an extensive suite of WLAN solutions including 802.11a/b/g (Wi-Fi) and dual-band (2.4 and 5 GHz) chipsets, firmware, software, drivers and reference designs. These wireless networking solutions are used by the world’s leading telecom, networking and computer companies in a wide range of products including access points/routers, client cards, desktops, notebooks, PDAs, digital cameras, MP3 players and other hand-held networking appliances. They are available as standalone solutions or offered in conjunction with our DSL and cable modem semiconductor system solutions, VoIP chipsets and home network processors.
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
Our wireless networking products address the complementary high-growth wireless networking market by offering one of the industry’s most complete lines of 802.11 wireless products for all worldwide applications and standards. All products also adhere to and are certified by the Wi-Fi Alliance. With the longest history of wireless development and deployment, our PRISM® technology has been widely utilized by industry-leading companies to enable wireless connectivity in thousands of innovative wireless networking products.
In fiscal 2005, we narrowed the market focus for our wireless networking products to include primarily:
•	embedded WLAN opportunities in cellular phones and other handheld appliances;

•	converged wireless gateway platforms including either DSL or cable as the broadband access technology; and

•	yet-to-be-released 802.11n next generation technology.
We believe that by limiting our focused efforts to these key areas, we enhance our opportunities to secure and defend our design positions and subsequent revenue streams by differentiating our product performance and support levels when compared to our competitors.
We have developed one of the world’s lowest power and smallest form factor 802.11g WLAN radio for embedded mobile applications. The single-chip solution is a power-efficient, compact chip targeted at high performance, battery operated mobile devices such as multimedia cellular phones, smartphones, VoIP handsets, digital cameras, MP3 players, gaming consoles, global positioning systems and PDAs. This device has been designed into several handset models by one the world’s largest cellular telephone manufacturers. According to industry analyst firm InStat, shipments of Wi-Fi enabled cellular handsets are expected to reach approximately 136 million units in 2010.
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
Research and Development
We have significant research, development, engineering and product design capabilities. As of September 29, 2006, we had approximately 2,410 employees engaged in research and development activities at multiple design centers worldwide as compared to approximately 1,780 employees as of September 30, 2005. Part of our strategy is to take advantage of engineering talent in low-cost regions to enhance the value of our research and development deployments. As of September 29, 2006, approximately 64% of our engineering workforce was located internationally. In particular, our engineering headcount in the Asia-Pacific region was approximately 1,470 employees as of September 29, 2006, or approximately 61% of our engineering workforce. We expect to continue our engineering headcount growth trend in the Asia-Pacific region.
Our design centers provide design engineering and product application support as well as after-sales customer service. The design centers are strategically located around the world to be in close proximity to our OEM customers and to take advantage of key technical and engineering talent.
We incurred research and development expenses of $269.7 million, $268.0 million and $240.0 million during fiscal 2006, 2005 and 2004, respectively.
Manufacturing
We are a fabless semiconductor company, which means that we do not own or operate any wafer fabrication or assembly and test sites. Our primary wafer fabrication subcontractors include Taiwan Semiconductor Manufacturing Corporation (TSMC), United Microelectronics Corporation (UMC), Jazz, Chartered Semiconductor Manufacturing, and International Business Machines Corporation (IBM). Additionally, we use qualified suppliers as required to meet short-term upside requirements. We primarily use complementary metal-oxide semiconductor (CMOS) process technologies. On a very limited basis, we also use bipolar and bipolar CMOS (BiCMOS) process technology for certain mixed-signal devices, and silicon germanium (SiGe) for certain product-specific applications. Our products are manufactured in a variety of process technologies ranging from 0.8 micron technology, which is our most mature technology, to 90 nanometer, which is the most advanced. We currently have product development efforts underway at the 65 nanometer process technology node.
Our wafer probe testing is conducted by either our wafer fabrication subcontractors or other independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by subcontractors. Our primary wafer assembly and test subcontractors include Amkor Technology, Advanced Semiconductor Engineering, Inc. (ASE), and STATSChipPAC Ltd. These vendors are located in Taiwan, Korea, Singapore, China, the Philippines and Malaysia. We use several different package types, tester platforms and handler configurations to fulfill our product needs at the key supplier sites.
Capacity is primarily obtained using a process of short- and long-term forecasting for suppliers to assess our demand, and committing supply to meet the forecasts. We maintain a strong presence at supplier sites to ensure our capacity needs are fulfilled adequately.

Social and Environmental Responsibility
We share the global concerns about the impact of our products on the environment and the working conditions under which they are manufactured. We are committed to ensuring that working conditions are safe, our employees are treated with respect and dignity, and that manufacturing processes are environmentally responsible. Based on recommendations from an internal team, we adopted three key industry standards to demonstrate our corporate commitment to these global initiatives: the International Organization for Standardization (ISO) 14001, Occupational Health and Safety Assessment Series (OHSAS) 18001 and Electronic Industry Code of Conduct (EICC). Our goal is to achieve and maintain compliance to these standards.
Over the last year, we maintained our compliance and certification to ISO 14001 at out Newport Beach, California and San Diego, California sites. In addition, we achieved third party certification to ISO 14001 at our Red Bank, New Jersey and Melbourne, Florida sites.
Our internal quality and reliability assurance department is on-track to self certify our Newport Beach, San Diego, Red Bank and Melbourne sites to OHSAS 18001 and EICC by the third quarter of fiscal 2007.
Social and environmental responsibilities present unique challenges to us and other fabless semiconductor companies because we do not directly manufacture semiconductor products and we rely on third party wafer fabrication, assembly, test and packaging suppliers. Our approach addresses both work performed internally by the company and by our suppliers. Our Quality Supplier Agreements require that our key suppliers also achieve and maintain third-party certification to ISO 14001 and OHSAS 18001. In addition, we require self certification to either EICC or Social Accountability International’s SA-8000 standards for humane workplaces (SA-8000).
Our quality and reliability assurance department regularly monitors our suppliers for compliance to these standards, takes appropriate actions for suppliers who have not yet achieved certification and ensures new suppliers meet these requirements or have plans to meet these requirements during our qualification process. Most of our suppliers are already certified to ISO 14001 and OHSAS 18001. We advised our key suppliers that they should be at least self-certified to EICC or SA-8000 within the 2007 calendar year.
We also support the worldwide Lead (Pb)-free, Restriction of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment (WEEE) environmental initiatives and conform to industry standard practices wherever practical. We intend to continue to qualify and provide Pb-free and RoHS compliant products to our customers.
Quality and Reliability
Our quality and reliability assurance systems ensure that our products meet our customers’ and our internal product performance goals. Our quality management system maintained ISO 9001-2000 certification at our Newport Beach, San Diego, Red Bank and Noida, India facilities. During fiscal 2006, our Melbourne site achieved ISO 9001 certification. Since we are a fabless semiconductor company, we extended the ISO 9001 certification to our key suppliers through our Quality Supplier Agreements. Our key suppliers are either already certified to ISO 9001 or have provided us with plans to achieve certification.
Our quality and reliability assurance department performs extensive environmental tests demonstrating that our products meet the reliability performance goals. We use industry accepted environmental tests and test methods wherever practical during product qualification.
In addition, each business unit exercises extensive control during the definition, development and release to production of new products. We have a comprehensive set of design control procedures that:
•	determine the quality, reliability and performance objectives for new products;

•	provide program/project management, resource identification and facilities;

•	ensure verification and validation activities;

•	provide criteria for acceptability; and

•	clearly define records that are necessary to provide confidence of conformity of the processes and resulting product.

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
Sales to distributors and resellers accounted for approximately 35%, 28% and 36% of our net revenues in fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, 2005 and 2004, no customer accounted for 10% or more of our net revenues. Sales to our twenty largest customers, including distributors, accounted for approximately 67%, 64% and 59% of our net revenues in fiscal 2006, 2005 and 2004, respectively.
Revenues derived from customers located in the Americas, the Asia-Pacific region and in Europe, the Middle East and Africa, as a percentage of total net revenues, were as follows:

	Fiscal Year Ended
	2006	2005	2004
Americas	10%	12%	11%
Asia-Pacific	82%	80%	80%
Europe, Middle East and Africa	8%	8%	9%

	100%	100%	100%

We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe.
We have a worldwide sales and marketing organization comprised of approximately 340 employees as of September 29, 2006 in various domestic and international locations. To complement our direct sales and customer support efforts, we also sell our products through independent manufacturers’ representatives, distributors and dealers. In addition, our design and applications engineering staff is actively involved with customers during all phases of design and production and provides customer support through our worldwide sales offices, which are generally in close proximity to customers’ facilities.
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

We compete primarily with Agere Systems, Inc., Atheros Communications, Inc., Broadcom Corporation, Centillium Communications, Inc., Infineon Technologies AG, Ikanos Communications, Inc., Intel Corporation, LSI Logic Corporation, Marvell Technology Group Ltd., NEC Corporation, NXP Semiconductors, Silicon Laboratories, Inc., STMicroelectronics N.V. and Texas Instruments Incorporated.
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
Environmental Regulation
Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had, and will continue to have, an impact on our former manufacturing operations. To date, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. See “Item 1A. Risk factors – We may be liable for penalties under environmental laws, rules and regulations, which could adversely impact our business.”
We believe that any expenditures necessary for the resolution of environmental claims will not have a material adverse effect on our liquidity and capital resources, competitive position or financial condition. We cannot assess the possible effect of compliance with future requirements.
Cyclicality; Seasonality; Possible Significant Downturns
We operate in a highly cyclical industry. See “Item 1A. Risk factors – We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.”
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
Employees
As of September 29, 2006, we had approximately 3,120 employees, of which approximately 1,260 were in India. None of our employees are covered by collective bargaining agreements. We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly skilled and dedicated employees.

Executive Officers
Our executive officers are:

Name	Age	Position
Dwight W. Decker	56	Chairman of the Board and Chief Executive Officer
Lewis C. Brewster	42	Executive Vice President and Chief Operating Officer and General Manager—Broadband Media Processing
J. Scott Blouin	56	Senior Vice President and Chief Financial Officer
Dennis E. O’Reilly	62	Senior Vice President, Chief Legal Officer and Secretary
There are no family relationships among our directors or executive officers. Set forth below are the name, office and position held with Conexant and principal occupations and employment during the past 5 years of each of our executive officers.
Dwight W. Decker – Mr. Decker has been Chairman of the Board of Conexant since December 1998 and served as non-executive Chairman from the end of February 2004 to November 2004. He has been Chief Executive Officer of the Company from January 1999 to February 2004 and again since November 2004. Mr. Decker is non-executive Chairman of the Board and a director of each of Mindspeed Technologies, Inc. and Skyworks Solutions, Inc., and a director of Jazz Semiconductor, Inc. and Pacific Mutual Holding Company. He also serves as a director or member of numerous professional and civic organizations. Mr. Decker received a Ph.D. in applied mathematics from the California Institute of Technology and a B.Sc. in mathematics and physics from McGill University.
Lewis C. Brewster – Mr. Brewster has been Executive Vice President, Chief Operating Officer and General Manager—Broadband Media Processing since August 2006. He served as Executive Vice President and Chief Operating Officer from June 2003 to February 2004 and from November 2004 to August 2006. He was Executive Vice President, Sales, Operations and Quality from February 2004 to November 2004 and prior thereto served as Senior Vice President, Worldwide Sales. Mr. Brewster received an M.B.A. from Stanford University and a B.S. in electrical engineering and biomedical engineering from Duke University.
J. Scott Blouin – Mr. Blouin has been Senior Vice President and Chief Financial Officer since August 2004 and Senior Vice President and Chief Accounting Officer from February 2004 to August 2004. Before then, he was Senior Vice President and Chief Financial Officer from June 2003 to February 2004 and Senior Vice President, Chief Accounting Officer and Controller from March 2002 to June 2003. He also served as Senior Vice President and Chief Accounting Officer from January 2001 to March 2002. Mr. Blouin received an M.B.A. from Wake Forest University and a B.S. in administration from the University of New Hampshire at Durham.
Dennis E. O’Reilly – Mr. O’Reilly has been Senior Vice President, Chief Legal Officer and Secretary since February 2004. He served as Senior Vice President, General Counsel and Secretary from January 1999 to February 2004. Mr. O’Reilly received a J.D. from Boston University School of Law and a B.A. from the State University of New York at Binghamton.
Available Information
We maintain an Internet website at www.conexant.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, along with our annual report to shareowners and other information related to our company, are available free of charge on this site as soon as reasonably practicable after we electronically file or furnish these reports with the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors
Our business, financial condition and results of operations can be impacted by a number of risk factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities.
References in this section to Conexant’s fiscal year refer to the fiscal year ending on the Friday nearest September 30 of each year.
We operate in the highly cyclical semiconductor industry, which is subject to significant downturns that may negatively impact our business, financial condition and results of operations.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry, and in our business in particular. Periods of industry downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These factors have caused substantial fluctuations in our revenues and results of operations. We have experienced these cyclical fluctuations in our business in the past and may experience them in the future.
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
We face a risk that capital needed for our business and to repay our debt obligations will not be available when we need it.
As of September 29, 2006, we had a total of $706.5 million aggregate principal amount of convertible subordinated notes outstanding, of which $456.5 million is due in February 2007 and $250.0 million is due in March 2026. The conversion price of the notes due in February 2007 is substantially higher than the current market value of our common stock. We also have an $80.0 million credit facility with a bank, under which we had borrowed $80.0 million as of September 29, 2006. This credit facility had an initial term of 364 days, and in November 2006, the term of the credit facility was extended through November 28, 2007. The facility remains subject to additional 364-day renewal periods at the discretion of the bank.
On November 13, 2006, we issued $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010. Proceeds from this issuance, net of fees, were approximately $268.1 million. These notes bear interest at three-month LIBOR (reset quarterly) plus 3.75%, and interest is payable in arrears quarterly on each February 15, May 15, August 15 and November 15, beginning on February 15, 2007. We intend to use the net proceeds of this offering, together with available cash, cash equivalents and marketable securities on hand, to repay at maturity or otherwise retire our outstanding $456.5 million aggregate principal amount of convertible subordinated notes due February 2007.
We may not have access to sufficient capital to repay amounts due under (i) our credit facility expiring November 2007 (if it is not renewed), (ii) our floating rate senior secured notes due November 2010, and (iii) our convertible subordinated notes due March 2026, and we may not be able to refinance any portion of this debt on favorable terms or at all.
In the future, we may need to make strategic investments and acquisitions to help us grow our business, which may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.
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
The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their patents and technology. Any litigation to determine the validity of claims that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling we could be required to:
•	pay substantial damages;

•	cease the manufacture, use or sale of infringing products, processes or technologies;

•	discontinue the use of infringing technology;

•	expend significant resources to develop non-infringing technology; or

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all.
The value of our common stock may be adversely affected by market volatility.
The trading price of our common stock fluctuates significantly and may be influenced by many factors, including:
•	our operating and financial performance and prospects;

•	our ability to repay our debt;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry and markets in which we operate;

•	our inclusion in, or removal from, any equity market indices;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial, domestic, international, economic and other market conditions; and

•	judgments favorable or adverse to us.

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
Our net losses for fiscal 2006 and 2005 were $122.6 million and $176.0 million, respectively. We have implemented a number of expense reduction and restructuring initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, the closure or consolidation of certain facilities and an increasing shift of product development resources to lower-cost regions, among other actions. However, these expense reduction initiatives alone will not return us to profitability. In order to return to profitability, we must achieve substantial revenue growth. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.
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
Sales to our twenty largest customers, including distributors, represented approximately 67%, 64% and 59% of our net revenues in fiscal 2006, 2005 and 2004, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:
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
Our operating results will depend largely on our ability to continue to introduce new and enhanced semiconductor products on a timely basis. Successful product development and introduction depends on numerous factors, including, among others:
•	our ability to anticipate customer and market requirements and changes in technology and industry standards;

•	our ability to accurately define new products;

•	our ability to timely complete development of new products and bring our products to market on a timely basis;

•	our ability to differentiate our products from offerings of our competitors;

•	overall market acceptance of our products;

•	our ability to invest in significant amounts of research and development; and

•	our ability to transition product development efforts between and among our sites, particularly in India and China.
As a result of the Paxonet Communications acquisition in December 2004 and organic growth, we have increased our headcount in India from approximately 180 employees at the end of fiscal 2004 to approximately 1,260 employees as of September 29, 2006. We plan to continue this growth trend in India and other international locations in the Asia-Pacific region. Expansion and transition of product development efforts to other locations entails risks associated with our ability to manage the development of products at remote geographic locations, to achieve key program milestones, and to attract and retain qualified management, technical and other personnel necessary for the design and development of our products. If we experience product design or development delays as a result of the transition, or an inability to adequately staff the programs, there could be a material adverse effect on our results of operations.

We may not have sufficient resources to make the substantial investment in research and development in order to develop and bring to market new and enhanced products. Furthermore, we are required to continually evaluate expenditures for planned product development and to choose among alternative technologies based on our expectations of future market growth. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner, that our products will satisfy customer requirements or achieve market acceptance, or that we will be able to anticipate new industry standards and technological changes. We also cannot assure you that we will be able to respond successfully to new product announcements and introductions by competitors.
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
We are subject to the risks of doing business internationally.
For fiscal 2006, 2005 and 2004, approximately 92%, 90% and 89%, respectively, of our net revenues were from customers located outside of the United States, primarily in the Asia-Pacific region. In addition, a significant portion of our workforce and many of our key suppliers are located outside the United States. Our international operations consist of research and development, sales offices, and other general and administrative functions. We plan to continue our international expansion, particularly in the Asia-Pacific region. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:
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
We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 35%, 28% and 36% of our net revenues for fiscal 2006, 2005 and 2004, respectively. Our arrangements with these distributors are terminable at any time, and the loss of these arrangements could have an adverse effect on our operating results. For those international distributors that we account for under a deferred revenue recognition model, we rely on the distributor to provide us timely and accurate product sell through information. No assurances can be given that these international distributors will continue to provide us this information. If we are unable to obtain this information on a timely basis, or if we determine that the information we do receive is unreliable, it may affect the accuracy of amounts recorded in our consolidated financial statements, and therefore have an adverse effect on our operating results.

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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 35%, 28% and 36% of our net revenues for fiscal 2006, 2005 and 2004, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other supplier products and may not sell our products as quickly as forecasted, which may impact their future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. For example, the reduced demand outlook for fiscal year 2005 and the further decline of average selling prices for certain of our products resulted in net inventory charges of approximately $45.0 million in the first quarter of fiscal 2005.
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

The foundries and other suppliers on whom we rely may experience financial difficulties or suffer disruptions in their operations due to causes beyond our or their control, including labor strikes, work stoppages, electrical power outages, fire, earthquake, flooding or other natural disasters. Certain of our suppliers’ manufacturing facilities are located near major earthquake fault lines in California and the Asia-Pacific region. In the event of a disruption of the operations of one or more of our suppliers, we may not have a second manufacturing source immediately available. Such an event could cause significant delays in shipments until we could shift the products from an affected facility or supplier to another facility or supplier. The manufacturing processes we rely on are specialized and are available from a limited number of suppliers. Alternate sources of manufacturing capacity, particularly wafer production capacity, may not be available to us on a timely basis. Even if alternate wafer production capacity is available, we may not be able to obtain it on favorable terms, or at all. Difficulties or delays in securing an adequate supply of our products on favorable terms, or at all, could impair our ability to meet our customers’ requirements and have a material adverse effect on our operating results.
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
We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries, increased expenses and loss of design wins to our competitors.
To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently our products are manufactured in a variety of process technologies ranging from 0.8 micron technology, which is our most mature technology, to 90 nanometer, which is the most advanced. We currently have product development efforts underway at the 65 nanometer process technology node. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If our foundries or we experience significant delays in this transition or fail to implement this transition efficiently, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could negatively affect our relationships with our customers and result in the loss of design wins to our competitors, which in turn would adversely affect our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.
If we are not successful in protecting our intellectual property rights, it may harm our ability to compete.
We use a significant amount of intellectual property in our business. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies and processes. At times we incorporate the intellectual property of our customers into our designs, and we have obligations with respect to the non-use and non-disclosure of their intellectual property. In the past, we have engaged in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We may engage in future litigation on similar grounds, which may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. We cannot assure you that:
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
We and certain of our current and former officers and directors have been named as defendants in several purported securities class action lawsuits, which have now been consolidated into a single action. We and certain of our directors and officers have also been named as defendants in purported shareholder derivative actions. We and certain of our current and former officers and our Employee Benefits Plan Committee have also been named as defendants in a purported breach of fiduciary duties action. Although we believe that these lawsuits are without merit, an adverse determination could have a negative impact on the price of our stock. Moreover, regardless of the ultimate result, the lawsuits may divert management’s attention and resources from other matters, which could also adversely affect our business and results of operations.
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
We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial condition and results of operations.
At September 29, 2006, we had $710.8 million of goodwill and $76.0 million of intangible assets, net, which together represented approximately 50% of our total assets. Approximately $616.3 million of the goodwill was generated in our merger with GlobespanVirata, Inc. in February 2004. In periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. If our market capitalization drops below our book value for a prolonged period of time, if our assumptions regarding our future operating performance change or if other indicators of impairment are present, we may be required to write-down the value of our goodwill and acquisition-related intangible assets by taking a non-cash charge against earnings. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial condition and results of operations, although it would have no effect on our cash flow.
We may be liable for penalties under environmental laws, rules and regulations, which could adversely impact our business.
Our former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. We have been designated as a potentially responsible party and are engaged in groundwater remediation under a previously approved Consent Decree at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us, which has been settled pursuant to a Consent Decree entered into with the EPA in August 2006. In addition, we are engaged in remediations of groundwater contamination at our former Newport Beach, California wafer fabrication facility. We estimate the remaining costs for these remediations to be approximately $2.1 million as of September 29, 2006 and have accruals for these costs in our consolidated balance sheets.
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
As of September 29, 2006, we had approximately $1.2 billion of U.S. federal income tax net operating loss (NOL) carry forwards that can be used to offset taxable income in subsequent years. Approximately $455.9 million of the NOL carry forwards were acquired in the merger with GlobespanVirata and in other acquisitions. The NOL carry forwards are scheduled to expire at various dates through 2026. Section 382 of the Internal Revenue Code could limit the future use of some or all of the NOL carry forwards if the ownership of our common stock changes by more than 50 percentage points in certain circumstances over a three-year testing period. Based on information known to us, we have not undergone such a change of ownership and the merger did not constitute a change of ownership, although the shares of our common stock issued in the merger will be taken into account in any change of ownership computations. Direct or indirect transfers of our common stock, when taken together with the shift in ownership resulting from the merger, could result in a change of ownership that would trigger the Section 382 limitation. If such an ownership change occurs, Section 382 would limit our use of NOL carry forwards in each subsequent taxable year to an amount equal to a federal long-term tax-exempt rate published by the Internal Revenue Service at the time of the ownership change, multiplied by our fair market value at such time; any unused annual limitation amounts may also be carried forward. The merger resulted in a change of ownership of GlobespanVirata and the future use of GlobespanVirata’s NOL carry forwards is subject to the Section 382 limitation (or further limitation in the case of NOL carry forwards already subject to limitation as a result of previous transactions) based on the fair market value of GlobespanVirata at the time of the merger.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters is located in Newport Beach, California. Our other principal facilities in the United States are located in San Diego, California; Red Bank, New Jersey; and Melbourne, Florida. Activities at these locations include administration, sales and marketing, research and development (including design centers) and operations functions. We also have significant facilities in India and China, where a large portion of our research and development employees are located. The following table summarizes the locations and respective square footage of the facilities in which we operated at September 29, 2006 (square footage in thousands):

	Leased Square	Owned Square
	Footage	Footage	Total
United States:
Newport Beach, California	197	67	264
San Diego, California	160	—	160
Red Bank, New Jersey	100	—	100
Melbourne, Florida	42	—	42
Other	56	—	56

	555	67	622

India:
Noida	100	23	123
Hyderabad	60	—	60
Pune	27	—	27
Bangalore	26	—	26

	213	23	236

China	83	—	83
Other Asia	43	—	43
Europe	37	—	37

	931	90	1,021

As a result of our various reorganization and restructuring related activities, we also lease or own a number of facilities in which we do not operate. At September 29, 2006, we had an additional 570,000 square feet of leased space and 389,000 square feet of owned space, of which approximately 86% is being sub-leased to third parties. Included in these amounts are 386,000 square feet of owned space in Newport Beach that we have sub-leased to Jazz, 176,000 square feet of leased space in Newport Beach that we have sub-leased to Mindspeed, and 3,000 square feet of owned space in Newport Beach that we have sub-leased to Skyworks.
We own approximately 25 acres of land in Newport Beach, California, including the land on which our 456,000 square feet of owned space is located (67,000 square feet occupied by us, 386,000 square feet sub-leased to Jazz, 3,000 square feet sub-leased to Skyworks). This land is currently zoned for light industrial use. However, given the passage of a new general plan for the City of Newport Beach in November 2006, which would allow the property to be re-zoned for mixed use (e.g., residential, retail, etc.), we are currently working to secure entitlements to maximize the value of this land. We have determined that approximately 17 acres of this property could be sold and/or re-developed under the current provisions of our sub-lease agreement with Jazz and with minimal impact to the Jazz fabrication facility.
We believe our properties have been well-maintained, are in sound operating condition and contain all the equipment and facilities necessary to operate at present levels. Our California facilities, including one of our design centers, are located near major earthquake fault lines. We maintain no earthquake insurance with respect to these facilities. Certain of our facilities are located in countries that may experience civil unrest.
Item 3. Legal Proceedings
IPO Litigation – In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now our Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. In June 2003, Conexant, Inc. and the named officers and directors entered into a memorandum of understanding outlining a settlement agreement with the plaintiffs that will, among other things, result in the dismissal with prejudice of all the claims against the former GlobeSpan, Inc. officers and directors. The final settlement was executed in June 2004. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement, which bar orders have since been modified. On December 5, 2006, the United States Court of Appeals for the Second Circuit reversed the lower court, ruling that no class was properly certified. It is not yet clear what impact this decision will have on the issuers’ settlement. The settlement remains subject to a number of conditions and final approval. It is possible that the settlement will not be approved. In either event, we do not believe the ultimate outcome of this litigation will have a material adverse impact on our financial condition, results of operations, or cash flows.
Class Action Suits – In December 2004 and January 2005, we and certain of our current and former officers and directors were named as defendants in several complaints seeking monetary damages filed on behalf of all persons who purchased our common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934 by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases were consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al. (Witriol), are being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation. On September 1, 2005, the defendants filed their motion to dismiss the case. On November 23, 2005, the court granted the plaintiff’s motion to file a second amended complaint, which was filed on December 5, 2005. The defendants filed an amended motion to dismiss the case on February 6, 2006. Plaintiffs filed their opposition on April 24, 2006, and defendants’ reply was filed on June 14, 2006. On December 4, 2006, the court dismissed the second amended complaint. Two claims were dismissed with prejudice, while the third was dismissed without prejudice. We do not believe the ultimate outcome of this litigation will have a material adverse impact on our financial condition, results of operations, or cash flows.
In addition, in February 2005, we and certain of our current and former officers and our Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in our 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006. As of the end of October 2006, the appellate issues have been fully briefed by the parties. We do not believe the ultimate outcome of this litigation will have a material adverse impact on our financial condition, results of operations, or cash flows.
Shareholder Derivative Suits – In January 2005, we and certain of our current and former directors and officers were named as defendants in purported shareholder derivative actions seeking monetary damages (now consolidated) in the California Superior Court for the County of Orange, alleging that the defendants breached their fiduciary duties, abused control, mismanaged the Company, wasted corporate assets and unjustly enriched themselves. A similar lawsuit was filed in the U.S. District Court of New Jersey in May 2005. On July 28, 2005, the California court approved a stay of the actions filed in California pending the outcome of the motion to dismiss in the Witriol case. We have negotiated a similar stay agreement with the plaintiffs in the New Jersey case, which has also been approved by the New Jersey court. Pursuant to the stay agreements, in the event that the parties in the Witriol case engage in any negotiations, plaintiffs’ counsel in the derivative cases will be kept informed. The defendants believe the charges in these cases are without merit and intend to vigorously defend the litigation. We do not believe the ultimate outcome of this litigation will have a material adverse impact on our financial condition, results of operations, or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our shareholders during the quarter ended September 29, 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CNXT”. The following table lists the high and low intra-day sale prices for our common stock as reported by the Nasdaq Global Select Market (formerly the Nasdaq National Market) for the periods indicated:

	High	Low
Fiscal year ended September 29, 2006:
Fourth quarter	$2.47	$1.60
Third quarter	3.90	2.14
Second quarter	3.60	2.28
First quarter	2.72	1.70

Fiscal year ended September 30, 2005:
Fourth quarter	$2.17	$1.57
Third quarter	1.75	0.95
Second quarter	2.05	1.36
First quarter	2.23	1.50
At November 24, 2006, there were approximately 40,597 holders of record of our common stock.
We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and to repay our indebtedness, and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data
The following selected financial data for the five fiscal years ended September 29, 2006 was derived from the audited consolidated financial statements of Conexant and its subsidiaries. In June 2002, Conexant completed the spin-off of its wireless communications business and the sale of its Mexicali, Mexico assembly and test facility and package design team (together, the Mexicali Operations), and in June 2003, Conexant completed the spin-off of its Mindspeed Technologies Internet infrastructure business. The selected financial data for all periods have been restated to reflect these businesses as discontinued operations. In February 2004, Conexant completed the merger with GlobespanVirata, Inc. The results of GlobespanVirata, Inc. have been included in the consolidated results since February 28, 2004.
The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Fiscal Year Ended
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$970,787	$722,739	$901,854	$599,977	$521,726
Cost of goods sold (1)(2)	542,309	493,973	523,129	338,161	317,921
Gain on cancellation of supply agreement (3)	(17,500)	—	—	—	—

Gross margin	445,978	228,766	378,725	261,816	203,805

Operating expenses:
Research and development (2)	269,736	267,996	239,971	159,354	156,350
Selling, general and administrative (2)	131,226	117,861	125,474	93,426	95,750
Amortization of intangible assets	30,705	32,322	20,769	3,437	19,489
In-process research and development (4)	—	—	160,818	—	—
Special charges	73,244	45,977	32,801	18,379	30,499

Total operating expenses	504,911	464,156	579,833	274,596	302,088

Operating loss	(58,933)	(235,390)	(201,108)	(12,780)	(98,283)

Interest expense	38,130	33,691	30,708	28,120	31,069
Other expense (income), net	22,636	(95,413)	69,100	(22,312)	5,801
Debt conversion costs	—	—	—	—	10,435
Gain on extinguishment of debt	—	—	—	(42,021)	—

Income (loss) before income taxes	(119,699)	(173,668)	(300,916)	23,433	(145,588)
Provision (benefit) for income taxes (5)	2,892	2,322	243,733	(129)	(1,838)

Income (loss) from continuing operations	(122,591)	(175,990)	(544,649)	23,562	(143,750)
Loss from discontinued operations (6)	—	—	—	(728,877)	(737,017)

Net loss	$(122,591)	$(175,990)	$(544,649)	$(705,315)	$(880,767)

Income (loss) from continuing operations per share – basic and diluted	$(0.26)	$(0.37)	$(1.40)	$0.09	$(0.56)

Balance Sheet Data at Fiscal Year End:
Working capital (7)	$127,635	$142,796	$444,272	$239,009	$452,499
Total assets	1,573,625	1,581,524	1,880,522	931,707	1,911,035
Short-term debt	80,000	—	—	—	—
Current portion of long-term debt (8)	188,375	196,825	—	—	—
Long-term obligations (8)	601,189	615,947	790,178	649,252	752,074
Shareholders’ equity	510,098	569,093	828,387	166,766	947,827

(1)	In fiscal 2005, in response to lower market prices and reduced end-customer demand for our products, we recorded $44.1 million of inventory charges to establish additional excess and obsolete inventory reserves and lower of cost or market inventory reserves.

(2)	We adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment,” on October 1, 2005. As a result, stock-based compensation expense included within cost of goods sold, research and development expense, and selling, general and administrative expense in fiscal 2006 is based on the fair value of all stock options and employee stock purchase plan shares. Stock-based compensation expense for earlier periods is based on the intrinsic value of acquired or exchanged unvested stock options in business combinations, which is in accordance with previous accounting standards. Stock-based compensation expense included in our consolidated statements of operations was $44.9 million, $12.1 million, $7.1 million, $1.7 million and $(2.1) million in fiscal 2006, 2005, 2004, 2003 and 2002, respectively.

(3)	In fiscal 2006, Conexant and Jazz Semiconductor, Inc. (Jazz) terminated a wafer supply and services agreement. In lieu of credits towards future purchases of product from Jazz, we received additional shares of Jazz common stock and recorded a gain of $17.5 million.

(4)	In fiscal 2004, we recorded $160.8 million of in-process research and development expenses related to the merger with GlobespanVirata, Inc.

(5)	In fiscal 2004, we recorded a $255.7 million charge for the impairment of deferred tax assets.

(6)	In fiscal 2003 and 2002, the loss from discontinued operations (net of income taxes) represents the operating results of our former wireless communications business and our Mexicali Operations which we disposed of in June 2002 and the Mindspeed Technologies Internet infrastructure business which we disposed of in June 2003.

(7)	Working capital is defined as current assets minus current liabilities.

Beginning in March 2006, we consider our available-for-sale portfolio as available for use in our current operations. Accordingly, from that date we have classified all marketable securities as short-term, even though the stated maturity dates may be more than one year beyond the current balance sheet date. Prior to March 2006, short-term marketable securities consisted of debt securities with remaining maturity dates of one year or less and equity securities of publicly-traded companies, and long-term marketable securities consisted of debt securities with remaining maturity dates of greater than one year. For periods prior to March 2006, long-term marketable securities are excluded from the calculation of working capital.

Beginning in March 2006, we reclassified the long-term portion of our restructuring accruals, principally consisting of future rental commitments under operating leases, from current liabilities to other long-term liabilities on our consolidated balance sheet. The long-term portion of restructuring accruals for all prior periods have been similarly reclassified. These reclassifications did not affect our total assets, total liabilities, total shareholders’ equity, results of operations or cash flows and did not have a material impact on current liabilities, long-term liabilities or the calculation of working capital for any period presented.

In November 2006, we issued $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010. Proceeds from this issuance, net of fees, were approximately $268.1 million. We intend to use the net proceeds of this offering, together with available cash, cash equivalents and marketable securities on hand, to repay at maturity or otherwise retire our outstanding $456.5 million aggregate principal amount of convertible subordinated notes due February 2007. Because the net proceeds from this offering will be used to repay at maturity a portion of the convertible subordinated notes due February 2007, $268.1 million of the $456.5 million convertible subordinated notes has been reclassified as long-term debt on our consolidated balance sheet as of September 29, 2006, in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced.”

(8)	As discussed in Note 7 above, $268.1 million of the $456.5 million convertible subordinated notes due February 2007 has been reclassified as long-term debt on our consolidated balance sheet as of September 29, 2006, in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Report and the Risk Factors included in Part I, Item 1A of this report, as well as other cautionary statements and risks described elsewhere in this report.
Overview
We design, develop and sell semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for use in broadband communications applications that enable high-speed transmission, processing and distribution of audio, video, voice and data to, and throughout, homes and business enterprises worldwide. Our access solutions connect people through personal communications access products, such as personal computers (PCs) and television set-top boxes (STBs), to audio, video, voice and data services over wireless and wire line broadband connections as well as over dial-up Internet connections. Our central office solutions are used by service providers to deliver high-speed audio, video, voice and data services over copper telephone lines and optical fiber networks to homes and businesses around the globe. In addition, our media processing products enable the capture, display, storage, playback and transfer of audio and video content in applications throughout home and small office environments. These solutions enable broadband connections and network content to be shared throughout a home or small office-home office environment using a variety of communications devices, which we describe as the broadband digital home.
On February 27, 2004, we completed our merger with GlobespanVirata, Inc., a provider of broadband communications solutions for consumer, enterprise and service provider markets. In May 2004, GlobespanVirata was renamed Conexant, Inc. The results of GlobespanVirata are included in our results from February 27, 2004.
Our fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. Fiscal years 2006, 2005 and 2004 were 52-week years and ended on September 29, 2006, September 30, 2005 and October 1, 2004, respectively.
Business Enterprise Segments
We operate in one reportable operating segment, broadband communications. Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although we had four operating segments at September 29, 2006, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable operating segment, broadband communications.
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
Net revenues by product line are as follows (in thousands):

	Fiscal Year Ended
	2006	2005	2004
Broadband Access Products	$267,847	$192,038	$254,581
Broadband Media Processing Products	291,091	155,394	214,186
Universal Access Products	324,108	279,159	323,073
Wireless Networking Products and Other	87,741	96,148	110,014

	$970,787	$722,739	$901,854

Results of Operations
Net Revenues

	Fiscal Year Ended
(in thousands)	2006	2005	2004
Net revenues	$970,787	$722,739	$901,854
We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the purchased products are sold by the distributor to a third party. Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.
We have many distributor customers for whom revenue is recognized upon shipment of product to them, as the contractual terms provide for limited or no rights of return. In the first quarter of fiscal 2005, we determined that we were unable to enforce our contractual terms with three distribution customers. As a result, beginning in fiscal 2005 we defer the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party. At September 29, 2006 and September 30, 2005, deferred revenue related to sales to distributors was $6.7 million and $8.2 million, respectively. As of September 29, 2006, we also have deferred revenue of $6.6 million related to shipments of products for which we have on-going performance obligations. Deferred revenue is included in other current liabilities on our consolidated balance sheets.
Our net revenues increased 34% to $970.8 million in fiscal 2006 from $722.7 million in fiscal 2005. This increase was driven by a 39% increase in unit volume shipments, which was partially offset by a 3% decrease in average selling prices (ASPs). The unit volume shipments increased in fiscal 2006 compared to fiscal 2005 as a result of (i) the approximate $60.0 million channel inventory reduction at our distributors and estimated $10.0 million inventory reduction at our direct customers in the first half of fiscal 2005 (discussed below) and (ii) increased demand for our Broadband Media Processing products as satellite set-top box design wins began to ramp into production and, to a lesser extent, for our Broadband Access central office products due to market share gains.

Our net revenues decreased 20% to $722.7 million in fiscal 2005 from $901.9 million in fiscal 2004. This decrease resulted from a 24% decrease in ASPs, which was only slightly offset by a 4% increase in unit volume shipments. The ASP erosion was most significant for our Broadband Access and Wireless Networking products. The 4% unit volume increase from fiscal 2004 to fiscal 2005 would have been much larger had we not experienced a decrease in demand for our products during the first half of fiscal 2005 as a result of excess channel inventory build-up at our direct customers, distributors and resellers during the latter part of fiscal 2004. During the first half of fiscal 2005, channel inventory was reduced at our distributors by approximately $60.0 million, and we believe that there was an approximate $10.0 million reduction of channel inventory at our direct customers. We also had less demand for our Wireless Networking products in fiscal 2005 as a result of a loss of market share in the latter part of fiscal 2004.
Gross Margin

	Fiscal Year Ended
(in thousands)	2006	2005	2004
Gross margin	$445,978	$228,766	$378,725
Percent of net revenues	46%	32%	42%
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
Our gross margin percentage for fiscal 2006 was 46% compared with 32% for fiscal 2005. During fiscal 2006, we recorded a $17.5 million gain resulting from the cancellation of a wafer supply and services agreement with Jazz Semiconductor, Inc. (Jazz), which was recorded as a reduction of cost of goods sold. Excluding the wafer supply termination agreement gain, the impact of changes to our inventory reserves, and the impact of changes to revenue reserves that we maintain to estimate customer pricing adjustments in both fiscal 2006 and 2005, our gross margin percentage would have been 43% for fiscal 2006 compared to 39% for fiscal 2005. The higher gross margin percentage in fiscal 2006 can be attributed to the benefits of our product cost-reduction initiatives, as well as more stable product pricing.
Our gross margin percentage for fiscal 2005 was 32% compared with 42% for fiscal 2004. The gross margin percentage decrease from fiscal 2004 is attributable to the effects of (i) fiscal 2005 net inventory charges of $44.1 million and (ii) a 24% decrease in ASPs from fiscal 2004 to fiscal 2005, which were partially offset by lower inventory costs. Contributing to the 24% ASP decline was the re-establishment of $17.1 million of net revenue reserves, which we maintain to estimate customer pricing adjustments, and were depleted as a result of special pricing given to select customers to facilitate the reduction of channel inventory in the first half of fiscal 2005.
We assess the recoverability of our inventories on a quarterly basis through a review of inventory levels in relation to foreseeable demand, generally over the following twelve months. Foreseeable demand is based upon available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During fiscal 2006 and 2005, we recorded $3.0 million and $30.1 million, respectively, of net charges for excess and obsolete (E&O) inventory. The net charges in fiscal 2005 primarily resulted from the reduced demand outlook related to Broadband Access and Wireless Networking products. Activity in our E&O inventory reserves for fiscal 2006 and 2005 was as follows (in thousands):

	Fiscal Year Ended
	2006	2005
E&O reserves, beginning of period	$44,833	$23,319
Additions	14,766	35,944
Release upon sales of product	(11,718)	(5,864)
Scrap	(7,082)	(11,319)
Standards adjustments and other	(4,167)	2,753

E&O reserves, end of period	$36,632	$44,833

We have an action plan at a product line level to scrap approximately 25% of our E&O inventory balances as of September 29, 2006, and we are still in the process of determining the ultimate disposition of the remaining E&O products. It is possible that some of these reserved products will be sold which will benefit our gross margin in the period sold. During fiscal 2006 and 2005, we sold $11.7 million and $5.9 million, respectively, of reserved products.
Our products are used by communications electronics original equipment manufacturers (OEMs) that have designed our products into communications equipment. For many of our products, we gain these design wins through a lengthy sales cycle, which often includes providing technical support to the OEM customer. Moreover, once a customer has designed a particular supplier’s components into a product, substituting another supplier’s components often requires substantial design changes which involve significant cost, time, effort and risk. In the event of the loss of business from existing OEM customers, we may be unable to secure new customers for our existing products without first achieving new design wins. When the quantities of inventory on hand exceed foreseeable demand from existing OEM customers into whose products our products have been designed, we generally will be unable to sell our excess inventories to others, and the estimated realizable value of such inventories to us is generally zero.
On a quarterly basis, we also assess the net realizable value of our inventories. When the estimated ASP, plus costs to sell our inventory, falls below our inventory cost, we adjust our inventory to its current estimated market value. During fiscal 2006 and 2005, we recorded $4.1 million and $20.2 million, respectively, of inventory charges to adjust certain Wireless Networking products to their estimated market values. Increases to the lower of cost or market (LCM) inventory reserves may be required based upon actual ASPs and changes to our current estimates, which would impact our gross margin percentage in future periods. Activity in our LCM inventory reserves for fiscal 2006 and 2005 was as follows (in thousands):

	Fiscal Year Ended
	2006	2005
LCM reserves, beginning of period	$6,739	$—
Additions	4,093	20,179
Release upon sales of product	(9,025)	(6,175)
Standards adjustments and other	(46)	(7,265)

LCM reserves, end of period	$1,761	$6,739

Research and Development

	Fiscal Year Ended
(in thousands)	2006	2005	2004
Research and development	$269,736	$267,996	$239,971
Percent of net revenues	28%	37%	27%
Our research and development (R&D) expenses consist principally of direct personnel costs to develop new semiconductor products, allocated indirect costs of the R&D function, photo mask and other costs for pre-production evaluation and testing of new devices and design and test tool costs. Our R&D expenses also include the costs for design automation advanced package development and non-cash stock-based compensation charges for R&D personnel.

R&D expense increased $1.7 million in fiscal 2006 compared to fiscal 2005 primarily due to a $12.0 million increase in stock-based compensation expense as a result of our adoption of SFAS No. 123(R), “Share-Based Payment,” in the first quarter of fiscal 2006. This increase was partially offset by $4.3 million of credits related to favorable property tax settlements, as well as overall cost reductions resulting from our restructuring actions which streamlined R&D projects and shifted resources to lower cost regions.
R&D expense increased $28.0 million in fiscal 2005 compared to fiscal 2004 primarily as a result of additional development costs associated with Broadband Access and Wireless Networking products due to the timing of the merger with GlobespanVirata (seven months of expenses in fiscal 2004 compared to twelve months in fiscal 2005) and a $3.7 million increase in stock-based compensation expense as a result of the merger. These increases were partially offset by cost reductions attributable to a shift of product development resources to lower cost regions during fiscal 2005.
Selling, General and Administrative

	Fiscal Year Ended
(in thousands)	2006	2005	2004
Selling, general and administrative	$131,226	$117,861	$125,474
Percent of net revenues	14%	16%	14%
Our selling, general and administrative (SG&A) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, customer service, sales, marketing, field application engineering, allocated indirect costs of the SG&A function, and non-cash stock-based compensation charges for SG&A personnel.
SG&A expense increased $13.4 million in fiscal 2006 compared to fiscal 2005. This increase is primarily attributable to a $20.4 million increase in stock-based compensation expense as a result of our adoption of SFAS No. 123(R) in the first quarter of fiscal 2006. This increase was partially offset by $3.9 million of credits related to favorable property tax settlements and a $2.0 million decrease in legal fees.
SG&A expense decreased $7.6 million in fiscal 2005 compared to fiscal 2004. This decrease was attributable to a $6.1 million reduction of accounts receivable bad debt expense as a result of improved collections experience, a $1.3 million refund of previously remitted sales taxes, and $1.4 million of other net decreases primarily related to our cost reduction programs associated with the merger with GlobespanVirata, offset by additional expenses associated with the timing of the merger (seven months of expenses in fiscal 2004 compared to twelve months in fiscal 2005).
Amortization of Intangible Assets

	Fiscal Year Ended
(in thousands)	2006	2005	2004
Amortization of intangible assets	$30,705	$32,322	$20,769
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average period of approximately six years.
Amortization expense decreased $1.6 million in fiscal 2006 compared to fiscal 2005 due to several intangible assets becoming fully amortized during fiscal 2005 and 2006.
Amortization expense increased $11.6 million in fiscal 2005 compared to fiscal 2004. This increase was attributable to the significant amount of intangible assets we acquired in the merger with GlobespanVirata and those assets being amortized for twelve months in fiscal 2005 compared to only seven months of amortization in fiscal 2004.

In-Process Research and Development
The in-process research and development (IPR&D) charge of $160.8 million in fiscal 2004 was related to our merger with GlobespanVirata. This amount was determined in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” and represents the value of GlobespanVirata’s development projects that had not reached technological feasibility, had no alternative uses and for which successful development was uncertain as of the date of the merger.
Special Charges

	Fiscal Year Ended
(in thousands)	2006	2005	2004
Litigation charges	$70,000	$3,255	$3,000
Restructuring charges	3,259	28,049	9,264
Integration charges (credits)	(400)	7,748	7,310
Asset impairments	85	3,761	5,435
Other special charges	300	3,164	7,792

	$73,244	$45,977	$32,801

Special charges for fiscal 2006 consisted primarily of a $70.0 million charge related to the settlement of our patent infringement litigation with Texas Instruments Incorporated (Texas Instruments) in May 2006 and $3.3 million of net restructuring charges. The restructuring charges were primarily comprised of employee severance and other termination benefit costs and facilities closure costs mainly for our fiscal 2006 restructuring action, partially offset by a net reduction of the accrual relating to our fiscal 2005 restructuring action due to revised estimates of the remaining employee severance and termination benefit costs to be paid.
Special charges for fiscal 2005 were comprised of $28.0 million of restructuring charges, consisting of $21.2 million for employee severance and termination benefit costs and $6.8 of facilities charges primarily related to our fiscal 2005 restructuring action, $7.7 million of integration charges related to the merger with GlobespanVirata, asset impairment charges of $3.8 million primarily associated with leasehold improvements in facilities that were vacated as part of our restructuring activities, $3.3 million for the settlement of a legal matter, and $3.2 million of other special charges, including $2.3 million of stock option and warrant modification charges.
Special charges for fiscal 2004 were comprised of $9.3 million of restructuring charges, consisting of $7.3 million for employee severance and termination benefit costs and $2.0 of facilities charges primarily related to our 2004 merger-related restructuring plan, $7.3 million of integration charges related to the merger with GlobespanVirata, asset impairment charges of $5.4 million primarily associated with operating assets and leasehold improvements in facilities that were vacated as part of our restructuring activities, $3.0 million for the settlement of a legal matter, and $7.8 million of other special charges, consisting of $1.2 million of one-time executive bonuses which were contractually committed in the closing of the merger, $0.8 million of stock option modification charges, and $5.8 million of other charges.
Interest Expense

	Fiscal Year Ended
(in thousands)	2006	2005	2004
Interest expense	$38,130	$33,691	$30,708
Interest expense is primarily related to our convertible subordinated notes and, beginning in the first quarter of fiscal 2006, to borrowings under a short-term credit facility.

Interest expense increased $4.4 million in fiscal 2006 compared to fiscal 2005 primarily as a result of an $80.0 million short-term credit facility we established in November 2005. The increase in interest expense as a result of the $250.0 million principal amount of 4.00% convertible subordinated notes issued in March 2006 and May 2006 has been substantially offset by a decrease in interest expense as a result of the retirement of the $130.0 million principal amount of 5.25% convertible subordinated notes and the $66.8 million principal amount of 4.25% convertible subordinated notes in May 2006, as well as the repurchase of $58.5 million principal amount of 4.00% convertible subordinated notes due February 2007.
Interest expense increased $3.0 million in fiscal 2005 compared to fiscal 2004 due to the assumption of $130.0 million of 5.25% convertible subordinated notes in the merger with GlobespanVirata.
Other Expense (Income), Net

	Fiscal Year Ended
(in thousands)	2006	2005	2004
Investment and interest income	$(17,921)	$(6,457)	$(7,742)
Change in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes	—	—	6,292
Decrease (increase) in the fair value of derivative instruments	16,666	(7,147)	92,663
Impairment of equity securities	19,872	—	13,423
Realized gains on sales of equity securities	(4,414)	(91,285)	(24,071)
Losses (earnings) of equity method investments	8,164	10,642	(14,422)
Other, net	269	(1,166)	2,957

	$22,636	$(95,413)	$69,100

Other expense, net for fiscal 2006 was comprised of a $19.9 million charge for the other-than-temporary impairment of equity securities (including an $18.5 million charge related to our 6.2 million shares of Skyworks Solutions, Inc. common stock), a $16.7 million decrease in the fair value of our warrant to purchase 30 million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock mainly due to a decline in Mindspeed’s stock price during fiscal 2006, and $8.2 million of losses from our equity method investments, which were partially offset by $17.9 million of investment and interest income on invested cash balances and $4.4 million of gains on sales of equity securities. The $8.2 million of losses from equity method investments includes our share of Jazz’s expense related to the cancellation of the wafer supply and services agreement.
Other income, net for fiscal 2005 was primarily comprised of $91.3 million of gains on sales of equity securities (primarily from sales of approximately 5.9 million shares of SiRF Technologies Holdings, Inc.), a $7.1 million increase in the fair value of derivative instruments (primarily our Mindspeed warrant due to an increase in Mindspeed’s stock price during fiscal 2005), and $6.5 million of investment and interest income on invested cash balances, which were partially offset by $10.6 million of losses from our equity method investments.
Other expense, net for fiscal 2004 was comprised of a $92.7 million decrease in the fair value of derivative instruments (primarily our Mindspeed warrant due to a decline in Mindspeed’s stock price during fiscal 2004), a $13.4 million charge for the other-than-temporary impairment of certain non-marketable equity securities, and a $6.3 million decrease in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated note prior to its conversion into Skyworks common stock in May 2004, which were partially offset by $24.1 million of gains on sales of equity securities (primarily from sales approximately 2.5 million shares of SiRF subsequent to its initial public offering), $14.4 million of income from our equity method investments, and $7.7 million of investment and interest income on invested cash balances.
In fiscal 2004, an unrelated party repaid a $30.0 million note issued in connection with a previous equity investment in Jazz, in which we owned a 38% interest at the time. In accordance with Staff Accounting Bulletin No. 51, we recognized an $11.4 million gain upon the payment of this note, which is included in equity in earnings of equity method investments. In fiscal 2004, we also recorded a charge of $13.4 million to write down the carrying values of certain non-marketable investments to their estimated fair values (in most cases, zero). The investments consisted of equity interests in early stage technology companies which we had accounted for under the cost method.

Management estimated the fair value of these investments based upon available financial and other information, including then-current and projected business prospects for the subject companies, and determined that the decline in the fair value of these investments was other-than-temporary.
Provision for Income Taxes
In fiscal 2006 and 2005, we recorded income tax provisions of $2.9 million and $2.3 million, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. Federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets. Except to the extent of the Federal and state alternative minimum tax (AMT), we expect this to continue for the foreseeable future. However, we also expect our tax provision to increase in future years due to our continued expansion in low-cost regions outside of the U.S., primarily in India and China, and due to the scheduled expiration of certain tax holidays in India in fiscal 2009.
In fiscal 2004, we recorded an income tax provision of $243.7 million. This provision is comprised of an increase in the valuation allowance on deferred tax assets of $255.7 million and a current provision of $2.0 million primarily reflecting income taxes imposed on our foreign subsidiaries, partially offset by a $14.0 million credit resulting from a federal income tax refund received in September 2004 related to the carryback of a portion of our fiscal year 2001 net operating loss. The loss was carried back under the five-year carryback provision enacted in 2002 and income taxes paid while we were a subsidiary of Rockwell Automation, Inc. were recovered.
In fiscal 2004, as a result of our cumulative operating losses, we determined that it was more likely than not that the additional income tax benefits (principally net operating losses we can carry forward to future years) would not be realized. Accordingly, we increased our valuation allowance by approximately $255.7 million during fiscal 2004 for the deferred tax assets which we did not expect to realize through the reduction of future income tax payments. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. While we will continue to be subject to foreign income taxes and Federal alternative minimum tax, we expect those taxes will be insignificant.
As of September 29, 2006, we had approximately $1.2 billion of net deferred income tax assets, which are primarily related to U.S. Federal income tax NOL carryforwards and capitalized R&D expenses and which can be used to offset taxable income in subsequent years. Approximately $455.9 million of the NOL carryforwards were acquired in business combinations, and if we receive a tax benefit from their utilization, the benefit will be recorded as a reduction to goodwill. The deferred tax assets acquired in the merger with GlobespanVirata are subject to limitations imposed by section 382 of the Internal Revenue Code. Such limitations are not expected to impair our ability to utilize these deferred tax assets. As of September 29, 2006, we have a valuation allowance recorded against the majority of our deferred tax assets, resulting in net deferred tax assets of $0.8 million. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized.
We are subject to income taxes in both the United States and numerous foreign jurisdictions and have also acquired and divested certain businesses for which we have retained certain tax liabilities. In the ordinary course of our business, there are many transactions and calculations in which the ultimate tax determination is uncertain and significant judgment is required in determining our worldwide provision for income taxes. We and our acquired and divested businesses are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and accruals. Based on the results of an audit, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Total cash, cash equivalents and marketable securities are as follows (in thousands):

	September 29,	September 30,
	2006	2005
Cash and cash equivalents	$225,626	$202,704
Short-term marketable debt securities	83,620	95,902
Long-term marketable debt securities	—	38,485

Subtotal	309,246	337,091
Marketable equity securities (6.2 million shares of Skyworks Solutions, Inc.)	32,089	43,404

Total cash, cash equivalents and marketable securities	$341,335	$380,495

Our cash, cash equivalents and marketable securities decreased $39.2 million between September 30, 2005 and September 29, 2006. The decline in fair value of our investment in Skyworks accounted for $11.3 million of this decrease. The remaining decline of $27.9 million is attributable to net cash outflow from operating and investing activities, including the $70.0 million payment to Texas Instruments as a result of a patent litigation settlement, offset by net cash provided by financing activities of $88.6 million during the period.
Our cash, cash equivalents and marketable securities include 6.2 million shares of Skyworks common stock valued at $32.1 million as of September 29, 2006. For these securities, there is risk associated with the overall state of the stock market, having available buyers for the shares we may want to sell, and ultimately being able to liquidate the securities at a favorable price in a short period of time. There can be no assurance that the carrying value of these securities will ultimately be realized.
We also have an investment in Jazz, a warrant to purchase 30 million shares of Mindspeed common stock, and other assets, including real estate in Newport Beach, California. Our investment in Jazz is reflected as a long-term asset on our consolidated balance sheet as of September 29, 2006. Jazz is a privately-held company and, as a result, our ability to liquidate this investment is limited. On September 26, 2006, Jazz entered into a merger agreement with Acquicor Technology Inc. (Acquicor) pursuant to which we expect to receive upon completion of the merger cash proceeds of approximately $100.0 million for our ownership interests in Jazz, subject to adjustment based on Jazz’s working capital and possible future contingent payments. However, completion of the merger is subject to certain conditions precedent and there can be no assurance that the merger will be completed. In addition, we and the other current Jazz stockholders have agreed to provide Acquicor with financing in an aggregate amount of up to $80.0 million, in proportion to each stockholder’s equity interest in Jazz, to fund, under certain circumstances, a shortfall in Acquicor’s financing for the merger.
The value of the Mindspeed warrant of $16.5 million is also reflected as a long-term asset on our consolidated balance sheet as of September 29, 2006. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value. Further, there is no assurance that the equity markets would allow us to liquidate a substantial portion of this warrant within a short time period without significantly impacting the market value of Mindspeed’s common stock and the warrant.
As of September 29, 2006, we had a total of $706.5 million aggregate principal amount of convertible subordinated notes outstanding, of which $456.5 million is due in February 2007 and $250.0 million is due in March 2026. The conversion price of the notes due in February 2007 is substantially higher than the current market value of our common stock. We also have an $80.0 million credit facility with a bank, under which we had borrowed $80.0 million as of September 29, 2006. This credit facility had an initial term of 364 days, and in November 2006, the term of the credit facility was extended through November 28, 2007. The facility remains subject to additional 364-day renewal periods at the discretion of the bank.
On November 13, 2006, we issued $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010. Proceeds from this issuance, net of fees, were approximately $268.1 million. These notes bear interest at three-month LIBOR (reset quarterly) plus 3.75%, and interest is payable in arrears quarterly on each February 15, May 15, August 15 and November 15, beginning on February 15, 2007. We intend to use the net proceeds of this offering, together with available cash, cash equivalents and marketable securities on hand, to repay at maturity or otherwise retire our outstanding $456.5 million aggregate principal amount of convertible subordinated notes due February 2007. As a result, we have classified $268.1 million of our convertible subordinated notes due February 2007 as long-term debt on our consolidated balance sheet as of September 29, 2006, in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced.” Our working capital was $127.6 million as of September 29, 2006.
We believe that our existing sources of liquidity, including the net proceeds from the issuance of the floating rate senior secured notes discussed above, together with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital, including the current portion of our convertible subordinated notes, through at least September 28, 2007.
Cash flows are as follows (in thousands):

	Fiscal Year Ended
	2006	2005	2004
Net cash used in operating activities	$(68,325)	$(59,758)	$(31,013)
Net cash provided by investing activities	2,647	122,190	66,951
Net cash provided by financing activities	88,600	1,241	26,907

Net increase in cash and cash equivalents	$22,922	$63,673	$62,845

Cash used in operating activities was $68.3 million for fiscal 2006 compared to $59.8 million for fiscal 2005. Cash generated from operations during fiscal 2006 was $69.2 million, which was more than offset by $31.4 million of net unfavorable changes in our working capital (accounts receivable, inventories and accounts payable), a $70.0 million payment related to the settlement of our litigation with Texas Instruments, $12.5 million of legal costs associated with the Texas Instruments litigation, and $23.6 million of payments related to other special charges and restructuring related items. The net unfavorable working capital change was mainly caused by an increase in days sales outstanding (DSO) from 37 days in the September 2005 quarter to 46 days in the September 2006 quarter. This DSO increase was primarily the result of the timing of shipments in the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005.
Cash used in operations during fiscal 2005 was $105.3 million, before $124.1 million of net favorable changes in accounts receivable, inventories and accounts payable, an $8.0 million payment to Agere Systems, Inc. for the settlement of patent litigation, $12.0 million of legal costs associated with the Texas Instruments litigation and $58.6 million of payments related to special charges and other restructuring related items. The net favorable working capital change was driven by (i) improved DSO primarily the result of increased cash collections, from 79 days in the September 2004 quarter to 37 days in the September 2005 quarter, and (ii) improved inventory turns from 2.6 turns in the September 2004 quarter to 5.4 turns in the September 2005 quarter.
Cash used in operating activities was $31.0 million for fiscal 2004. Cash generated from operations during fiscal 2004 was $36.8 million, which was more than offset by $40.7 million of net unfavorable changes in our working capital (accounts receivable, inventories and accounts payable), $1.9 million of legal costs associated with the Texas Instruments litigation, and $25.2 million of payments related to special charges and other restructuring related items. The unfavorable change in working capital includes a $66.4 million increase in inventories and a $17.8 million increase in accounts receivable, partly offset by a $43.5 million increase in accounts payable. The increase in inventories is attributable to the sequential decline in net revenues during fiscal 2004, and the increase in accounts receivable is attributable to an increase in our DSO as a result of excess channel inventory levels at our direct customers, distributors and resellers.
Cash provided by investing activities was $2.6 million for fiscal 2006 compared to $122.2 million for fiscal 2005. The cash provided by investing activities in fiscal 2006 was primarily attributable to $52.6 million net proceeds from sales and maturities of marketable debt securities and $3.9 million of net proceeds from sales of non-marketable equity securities. These cash inflows from investing activities were substantially offset by capital expenditures of $33.5 million partially due to our expansion efforts in India and China, $11.5 million of payments related to previous business combinations, and $8.8 million of restricted cash as required under our credit facility.

Cash provided by investing activities of $122.2 million for fiscal 2005 included net proceeds of $49.0 million received from the purchase and sale-leaseback of our headquarters facility in Newport Beach, California, $97.2 million of proceeds from the sales of equity securities, primarily in SiRF Technology Holdings, Inc., and net proceeds from sales and maturities of marketable debt securities of $19.4 million. These cash inflows from investing activities were partially offset by payments for business combinations of $18.8 million, capital expenditures of $21.8 million, and purchases of non-marketable equity securities of $2.8 million.
Cash provided by investing activities of $67.0 million for fiscal 2004 principally consisted of net cash and cash equivalents acquired in acquisitions of $20.8 million (primarily in the merger with GlobespanVirata), net proceeds from the sale of equity securities and other assets $54.2 million, and net proceeds from sales and maturities of marketable debt securities of $39.7 million, partially offset by capital expenditures of $17.6 million and payment of acquisition costs of $30.2 million.
Cash provided by financing activities was $88.6 million for fiscal 2006 compared to $1.2 million for fiscal 2005. The cash provided by financing activities during fiscal 2006 consisted of net proceeds of $243.6 from the issuance of convertible subordinated notes due March 2026, $78.5 million of net proceeds from a credit facility and $21.1 million of proceeds from the issuance of common stock under our stock-based employee benefit plans. These cash inflows from financing activities were partially offset by the retirement of $196.8 million of our convertible subordinated notes due May 2006 and $57.9 million of repurchases and retirements of a portion of our convertible subordinated notes due February 2007.
Cash provided by financing activities of $1.2 million for fiscal 2005 consisted primarily of $1.0 million of proceeds from the issuance of common stock under our stock-based employee benefit plans. The low level of proceeds from the exercise of stock options in fiscal 2005 reflects the depressed state of our stock price during fiscal 2005 and the impact of our option exchange program beginning in November 2004.
Cash provided by financing activities of $26.9 million for fiscal 2004 consisted of proceeds from the issuance of common stock under our stock-based employee benefit plans of $24.6 million and $2.3 million in proceeds upon repayment of notes receivable from shareholders.
Contractual obligations at September 29, 2006 are as follows (in thousands):

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long-term debt	$706,500	$456,500	$—	$—	$250,000
Short-term debt	80,000	80,000	—	—	—
Interest on debt	204,920	19,920	20,000	20,000	145,000
Operating leases	164,435	29,848	41,348	30,203	63,036
Capital leases	634	585	49	—	—
Assigned leases	4,826	1,757	1,358	1,283	428
Purchase commitments	52,519	44,876	6,759	884	—
Capital commitments	4,211	4,211	—	—	—

	$1,218,045	$637,697	$69,514	$52,370	$458,464

The table above excludes the impact of the issuance of $275.0 million of floating rate senior secured notes due November 2010 and the extension of the $80.0 million credit facility, both of which occurred in November 2006.
At September 29, 2006, the Company had many sublease arrangements on operating leases for terms ranging from near term to approximately nine years. Aggregate scheduled sublease income based on current terms is approximately $27.2 million.

Off-Balance Sheet Arrangements
We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with our spin-off from Rockwell International Corporation, we assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with our contribution of certain of our manufacturing operations to Jazz, we agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the sales of our products, we provide intellectual property indemnities to our customers. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware.
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
Special Purpose Entities
We have one special purpose entity, Conexant USA, LLC, which was formed in September 2005 in anticipation of establishing an accounts receivable financing facility. This special purpose entity is a wholly-owned, consolidated subsidiary of ours. Conexant USA, LLC is not permitted, nor may its assets be used, to guarantee or satisfy obligations of Conexant Systems, Inc. or any subsidiary of Conexant Systems, Inc.
On November 29, 2005, we established an accounts receivable financing facility whereby we will sell, from time to time, certain insured accounts receivable to Conexant USA, LLC, and Conexant USA, LLC entered into an $80.0 million revolving credit agreement with a bank which is secured by the assets of the special purpose entity.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We will adopt SFAS No. 158 as of the end of fiscal 2007. We are currently assessing the impact the adoption of SFAS No. 158 will have on our financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 157 will have on our financial position and results of operations.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 on Quantifying Misstatements. SAB No. 108 requires companies to use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach. SAB No. 108 also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after September 13, 2006. We are currently assessing the impact, if any, SAB 108 will have on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the application of SFAS No. 109, “Accounting for Income Taxes”, by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. We will adopt FIN 48 no later than the first quarter of fiscal 2008. We are currently assessing the impact the adoption of FIN 48 will have on our financial position and results of operations.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued or remeasured after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 in the first quarter of fiscal 2007 and do not expect that the adoption will have a material impact on our financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 in the first quarter of fiscal 2007 and do not expect that the adoption will have a material impact on our financial position or results of operations.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to business combinations, revenue recognition, allowances for doubtful accounts, inventories, long-lived assets, deferred income taxes, valuation of warrants, valuation of equity securities, stock-based compensation and restructuring charges. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.
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

Revenue recognition
Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the purchased products are sold by the distributor to a third party. Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.
Our revenue recognition policy is significant because our revenue is a key component of our operations and the timing of revenue recognition determines the timing of certain expenses, such as sales commissions. Revenue results are difficult to predict, and any shortfall in revenues could cause our operating results to vary significantly from period to period.
We have many distributor customers for whom revenue is recognized upon its shipment of product to them, as the contractual terms provide for limited or no rights of return. During the first quarter of fiscal 2005, we determined that we were unable to enforce our contractual terms with three distribution customers. As a result, beginning in fiscal 2005, we defer the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party. At September 29, 2006 and September 30, 2005, deferred revenue related to sales to distributors was $6.7 million and $8.2 million, respectively. As of September 29, 2006, we also have deferred revenue of $6.6 million related to shipments of products for which we have on-going performance obligations. Deferred revenue is included in other current liabilities on our consolidated balance sheets.
Allowance for doubtful accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We use a specific identification method for some items, and a percentage of aged receivables for others. The percentages are determined based on our past experience. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required. At September 29, 2006 and September 30, 2005, our allowances for doubtful accounts were $0.8 million and $3.8 million, respectively.
Inventories
We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand or product pricing is lower than originally projected, additional inventory write-downs may be required. Further, on a quarterly basis, we assess the net realizable value of our inventories. When the estimated average selling price of our inventory, net of selling expenses, falls below our inventory cost, we adjust our inventory to its current estimated market value. At September 29, 2006 and September 30, 2005, our inventory reserves were $38.4 million and $51.6 million, respectively.

Long-lived assets
Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models.
Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.
Deferred income taxes
We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance quarterly. We record a valuation allowance to reduce our deferred income tax assets to the net amount that is more likely than not to be realized. Our assessment of the need for a valuation allowance is based upon our history of operating results, expectations of future taxable income and the ongoing prudent and feasible tax planning strategies available to us. In the event that we determine that we will not be able to realize all or part of our deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged against income in the period such determination is made. Likewise, in the event we were to determine that we will more likely than not be able to realize our deferred income tax assets in the future in excess of the net recorded amount, an adjustment to the deferred income tax assets would increase income in the period such determination is made. To the extent that we realize a benefit from reducing the valuation allowance on acquired deferred income tax assets, the benefit will be credited to goodwill.
Valuation of warrants
We have a warrant to purchase 30 million shares of Mindspeed common stock. The fair value of this warrant is determined using a standard Black-Scholes-Merton valuation model with assumptions consistent with current market conditions and our intent to liquidate the warrant over a specified time period. The Black-Scholes-Merton valuation model requires the input of highly subjective assumptions, including expected stock price volatility. Changes in these assumptions, or in the underlying valuation model, could cause the fair value of the Mindspeed warrant to vary significantly from period to period.

Valuation of equity securities
We have a portfolio of strategic investments in non-marketable equity securities and also hold certain marketable equity securities. We review equity securities periodically for other-than-temporary impairments, which requires significant judgment. In determining whether a decline in value is other-than-temporary, we evaluate, among other factors, (i) the duration and extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. These reviews may include assessments of each investee’s financial condition, its business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or by others. We have experienced substantial impairments in the value of our equity securities over the past few years. Future adverse changes in market conditions or poor operating results of underlying investments could result in our inability to recover the carrying amounts of our investments, which could require additional impairment charges to write-down the carrying amounts of such investments.
Stock-based compensation
In December 2004, the FASB issued SFAS No. 123(R). This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. We adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective method and, accordingly, have not restated the consolidated statements of operations for prior interim periods or fiscal years. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), we have elected to recognize compensation cost for all options with graded vesting granted on or after October 1, 2005 on a straight-line basis over the vesting period of the entire option. For options with graded vesting granted prior to October 1, 2005, we will continue to recognize compensation cost over the vesting period following the accelerated recognition method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” as if each underlying vesting date represented a separate option grant.
Prior to the adoption of SFAS No. 123(R), we accounted for employee stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, as permitted by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under the intrinsic value method, the difference between the market price on the date of grant and the exercise price is charged to the statement of operations over the vesting period. Prior to the adoption of SFAS No. 123(R), we recognized compensation cost only for stock options issued with exercise prices set below market prices on the date of grant, which consisted principally of stock options granted to replace stock options of acquired businesses, and provided the necessary pro forma disclosures required under SFAS No. 123.
Under SFAS No. 123(R), we now record in our consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after October 1, 2005 under the provisions of SFAS No. 123(R) and (ii) compensation cost for the unvested portion of options granted prior to October 1, 2005 over their remaining vesting periods using the fair value amounts previously measured under SFAS No. 123 for pro forma disclosure purposes. Under the transition provisions of SFAS No. 123(R), we have recognized a cumulative effect of a change in accounting principle to reduce additional paid-in capital by $20.7 million, consisting of (i) the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005, primarily accounted for under APB Opinion No. 25, and (ii) the $8.2 million difference between the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005 for the options issued in our business combinations and the remaining unamortized grant-date fair value of these options, which also reduced goodwill.
Consistent with the valuation method for the disclosure-only provisions of SFAS No. 123, we use the Black-Scholes-Merton model to value the compensation expense associated with stock-based awards under SFAS No. 123(R). In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
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
Restructuring charges
Restructuring activities and related charges have related primarily to reductions in our workforce and related impact on the use of facilities. The estimated charges contain estimates and assumptions made by management about matters that are uncertain at the time that the assumptions are made (for example, the timing and amount of sublease income that will be achieved on vacated property and the operating costs to be paid until lease termination, and the discount rates used in determining the present value (fair value) of remaining minimum lease payments on vacated properties). While we have used our best estimates based on facts and circumstances available at the time, different estimates reasonably could have been used in the relevant periods, the actual results may be different, and those differences could have a material impact on the presentation of our financial position or results of operations. Our policies require us to review the estimates and assumptions periodically and to reflect the effects of any revisions in the period in which they are determined to be necessary. Such amounts also contain estimates and assumptions made by management, and are reviewed periodically and adjusted accordingly.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our financial instruments include cash and cash equivalents, marketable debt securities, marketable equity securities, the Mindspeed warrant, short-term debt, and long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after tax returns on our investment portfolio. Consequently, we invest with only high credit quality issuers, and we limit the amount of our credit exposure to any one issuer.
Our cash, cash equivalents and marketable debt securities are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 29, 2006, the carrying value of our cash, cash equivalents and marketable debt securities approximates fair value.
As of September 29, 2006, our marketable equity securities consist of 6.2 million shares of Skyworks common stock. Marketable equity securities are subject to equity price risk. For our equity security holdings, there are risks associated with the overall state of the stock market, having available buyers for shares we may sell, and ultimately being able to liquidate the securities at a favorable price. As of September 29, 2006, a 10% decrease in equity prices would result in a decrease in the value of our marketable equity securities of approximately $3.2 million.
We hold a warrant to purchase 30 million shares of Mindspeed common stock. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of September 29, 2006, a 10% decrease in the market price of Mindspeed’s common stock would result in a decrease in the fair value of this warrant of approximately $2.5 million. At September 29, 2006, the market price of Mindspeed’s common stock was $1.73 per share. During fiscal 2006, the market price of Mindspeed’s common stock ranged from a low of $1.35 per share to a high of $4.37 per share.
Our short-term debt consists of borrowings under a 364-day credit facility. Interest related to our short-term debt is at the 7-day LIBOR plus 0.6%, which is reset quarterly and was approximately 5.9% at September 29, 2006. We do not believe our short-term debt is subject to significant market risk.
Our long-term debt consists of convertible subordinated notes with interest at fixed rates. The fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.
The following table shows the fair values of our financial instruments as of September 29, 2006 (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$225,626	$225,626
Marketable debt securities	83,620	83,620
Marketable equity securities	32,089	32,089
Mindspeed warrant	16,471	16,471
Short-term debt	80,000	80,000
Current portion of long-term debt	188,375	186,491
Long-term debt	518,125	482,631
We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, from time to time, we offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At September 29, 2006, we had outstanding foreign currency forward exchange contracts with a notional amount of 684.5 million Indian Rupees, approximately $14.6 million, maturing at various dates through July 2007. Based on the fair values of these contracts at September 29, 2006, we recorded a derivative asset of $0.3 million at September 29, 2006. Based on our overall currency rate exposure at September 29, 2006, a 10% change in the currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data
CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 29,	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$225,626	$202,704
Marketable securities	115,709	139,306
Restricted cash	8,800	—
Receivables, net of allowances of $842 and $3,803	123,025	87,240
Inventories	97,460	95,329
Other current assets	19,353	14,701

Total current assets	589,973	539,280

Property, plant and equipment, net	65,405	50,700
Goodwill	710,790	717,013
Intangible assets, net	76,008	106,709
Mindspeed warrant	16,471	33,137
Marketable securities – long-term	—	38,485
Other assets	114,978	96,200

Total assets	$1,573,625	$1,581,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$188,375	$196,825
Short-term debt	80,000	—
Accounts payable	113,690	108,957
Accrued compensation and benefits	28,307	27,505
Other current liabilities	51,966	63,197

Total current liabilities	462,338	396,484

Long-term debt	518,125	515,000
Other liabilities	83,064	100,947

Total liabilities	1,063,527	1,012,431

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 486,482 and 474,683 shares issued; and 485,200 and 473,499 shares outstanding	4,866	4,747
Treasury stock: 1,282 and 1,184 shares, at cost	(5,823)	(5,584)
Additional paid-in capital	4,699,029	4,657,901
Accumulated deficit	(4,175,757)	(4,053,166)
Accumulated other comprehensive loss	(12,096)	(22,012)
Notes receivable from stock sales	(121)	(304)
Unearned compensation	—	(12,489)

Total shareholders’ equity	510,098	569,093

Total liabilities and shareholders’ equity	$1,573,625	$1,581,524

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 29,	September 30,	October 1,
	2006	2005	2004
Net revenues	$970,787	$722,739	$901,854
Cost of goods sold (1)	542,309	493,973	523,129
Gain on cancellation of supply agreement	(17,500)	—	—

Gross margin	445,978	228,766	378,725

Operating expenses:
Research and development (1)	269,736	267,996	239,971
Selling, general and administrative (1)	131,226	117,861	125,474
Amortization of intangible assets	30,705	32,322	20,769
In-process research and development	—	—	160,818
Special charges	73,244	45,977	32,801

Total operating expenses	504,911	464,156	579,833

Operating loss	(58,933)	(235,390)	(201,108)

Interest expense	38,130	33,691	30,708
Other expense (income), net	22,636	(95,413)	69,100

Loss before income taxes	(119,699)	(173,668)	(300,916)
Provision for income taxes	2,892	2,322	243,733

Net loss	$(122,591)	$(175,990)	$(544,649)

Net loss per share — basic and diluted	$(0.26)	$(0.37)	$(1.40)

Shares used in basic and diluted per-share computations	479,325	470,658	389,630

(1)	These captions include non-cash employee stock-based compensation expense as follows (see Note 1):

	Fiscal Year Ended
	September 29,	September 30,	October 1,
	2006	2005	2004
Cost of goods sold	$494	$—	$—
Research and development	21,110	9,074	5,370
Selling, general and administrative	23,341	2,976	1,773
See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	September 29,	September 30,	October 1,
	2006	2005	2004
Cash flows from operating activities
Net loss	$(122,591)	$(175,990)	$(544,649)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of acquisitions:
Depreciation	19,670	18,594	16,151
Amortization of intangible assets	30,705	32,322	20,769
In-process research and development	—	—	160,818
Impairment of marketable and non-marketable securities	20,286	—	13,423
Charges (credits) for provision for bad debts, net	(2,192)	(1,587)	4,475
Charges (credits) for inventory provisions, net	(1,884)	44,084	4,463
Deferred income taxes	(792)	—	256,041
Stock-based compensation	44,945	14,340	9,616
Decrease (increase) in fair value of derivative instruments	16,666	(7,147)	98,955
Losses (earnings) of equity method investments	8,164	10,642	(14,422)
Gain on cancellation of supply agreement	(17,500)	—	—
Gain on sales of equity securities, investments and other assets	(5,659)	(91,264)	(24,071)
Other items, net	(4,013)	(4,588)	4,554
Changes in assets and liabilities:
Receivables	(33,593)	99,535	(17,782)
Inventories	(576)	57,786	(66,401)
Accounts payable	2,774	(33,249)	43,453
Agere patent litigation settlement	—	(8,000)	—
Special charges and other restructuring related items	(19,928)	(14,953)	6,839
Accrued expenses and other current liabilities	5,333	(4,973)	1,474
Other, net	(8,140)	4,690	(4,719)

Net cash used in operating activities	(68,325)	(59,758)	(31,013)

Cash flows from investing activities
Restricted cash	(8,800)	—	—
Purchases of marketable debt securities	(93,646)	(49,628)	(74,586)
Proceeds from sales and maturities of marketable debt securities	146,219	68,985	114,323
Purchases of equity securities	(2,454)	(2,817)	(3,015)
Proceeds from sale of equity securities and other assets	6,343	97,244	57,236
Purchases of property, plant and equipment	(33,484)	(21,791)	(17,563)
Net proceeds from purchase and sale-leaseback of facility	—	49,014	—
Payments for acquisitions, net of cash received	(11,531)	(18,817)	20,752
Payment of acquisition related costs	—	—	(30,196)

Net cash provided by investing activities	2,647	122,190	66,951

Cash flows from financing activities
Proceeds from short-term debt, net of expenses of $1,541	78,459	—	—
Proceeds from long-term debt, net of expenses of $6,417	243,583	—	—
Repurchases and retirements of long-term debt	(254,684)	—	—
Proceeds from issuance of common stock	21,050	1,045	24,559
Repayment of notes receivable from stock sales	192	196	2,348

Net cash provided by financing activities	88,600	1,241	26,907

Net increase in cash and cash equivalents	22,922	63,673	62,845
Cash and cash equivalents at beginning of year	202,704	139,031	76,186

Cash and cash equivalents at end of year	$225,626	$202,704	$139,031

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)

					Accumulated	Notes
			Additional		Other	Receivable			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	From	Treasury	Unearned	Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock Sales	Stock	Compensation	Equity
Balance at October 3, 2003	276,134	$2,761	$3,506,070	$(3,332,527)	$(9,496)	$—	$—	$(42)	$166,766

Net loss	—	—	—	(544,649)	—	—	—	—	(544,649)
Currency translation adjustment	—	—	—	—	(183)	—	—	—	(183)
Change in unrealized gains on available-for-sale securities	—	—	—	—	90,551	—	—	—	90,551
Minimum pension liability adjustment	—	—	—	—	1,679	—	—	—	1,679

Comprehensive loss									(452,602)

Purchase acquisitions	180,553	1,805	1,108,138	—	—	(2,469)	(4,778)	(30,948)	1,071,748
Issuance of common stock	12,754	128	32,859	—	—	—	—	—	32,987
Interest earned on notes receivable	—	—	—	—	—	(39)	—	—	(39)
Settlement of notes receivable	—	—	—	—	—	1,932	(806)	—	1,126
Tax benefits from stock plans	—	—	462	—	—	—	—	—	462
Stock option modifications	—	—	796	—	—	—	—	—	796
Employee stock-based compensation expense	—	—	—	—	—	—	—	7,143	7,143

Balance at October 1, 2004	469,441	4,694	4,648,325	(3,877,176)	82,551	(576)	(5,584)	(23,847)	828,387

Net loss	—	—	—	(175,990)	—	—	—	—	(175,990)
Currency translation adjustment	—	—	—	—	(214)	—	—	—	(214)
Reclassification adjustment for realized gains on available-for-sale securities included in net loss	—	—	—	—	(85,290)	—	—	—	(85,290)
Change in unrealized losses on available-for-sale securities	—	—	—	—	(16,886)	—	—	—	(16,886)
Minimum pension liability adjustment	—	—	—	—	(2,173)	—	—	—	(2,173)

Comprehensive loss									(280,553)

Purchase acquisitions	—	—	—	—	—	—	—	(692)	(692)
Issuance of common stock	5,242	53	6,962	—	—	—	—	—	7,015
Interest earned on notes receivable	—	—	—	—	—	(20)	—	—	(20)
Settlement of notes receivable	—	—	—	—	—	292	—	—	292
Stock option modifications	—	—	2,614	—	—	—	—	—	2,614
Employee stock-based compensation expense	—	—	—	—	—	—	—	12,050	12,050

Balance at September 30, 2005	474,683	4,747	4,657,901	(4,053,166)	(22,012)	(304)	(5,584)	(12,489)	569,093

Net loss	—	—	—	(122,591)	—	—	—	—	(122,591)
Currency translation adjustment	—	—	—	—	(376)	—	—	—	(376)
Change in unrealized gain on foreign currency forward hedge contracts	—	—	—	—	180	—	—	—	180
Impairment of marketable securities	—	—	—	—	18,870	—	—	—	18,870
Change in unrealized losses on available-for-sale securities	—	—	—	—	(11,007)	—	—	—	(11,007)
Minimum pension liability adjustment	—	—	—	—	2,249	—	—	—	2,249

Comprehensive loss									(112,675)

Cumulative effect of change in accounting principle (Note 1)	—	—	(20,691)	—	—	—	—	12,489	(8,202)
Issuance of common stock	11,799	119	21,505	—	—	—	—	—	21,624
Purchase of treasury stock	—	—	—	—	—	—	(239)	—	(239)
Interest earned on notes receivable	—	—	—	—	—	(9)	—	—	(9)
Settlement of notes receivable	—	—	—	—	—	192	—	—	192
Payment of acquisition-related share price guarantee	—	—	(4,631)	—	—	—	—	—	(4,631)
Employee stock-based compensation expense	—	—	44,945	—	—	—	—	—	44,945

Balance at September 29, 2006	486,482	$4,866	$4,699,029	$(4,175,757)	$(12,096)	$(121)	$(5,823)	$—	$510,098

See accompanying notes to consolidated financial statements.

1. Basis of Presentation and Significant Accounting Policies
Conexant Systems, Inc. (Conexant or the Company) designs, develops and sells semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for use in broadband communications applications that enable high-speed transmission, processing and distribution of audio, video, voice and data to, and throughout, homes and business enterprises worldwide. The Company’s access solutions connect people through personal communications access products, such as personal computers (PCs) and television set-top boxes (STBs), to audio, video, voice and data services over wireless and wire line broadband connections, as well as over dial-up Internet connections. The Company’s central office solutions are used by service providers to deliver high-speed audio, video, voice and data services over copper telephone lines and fiber optic networks to homes and businesses around the world. In addition, the Company’s media processing products enable the capture, display, storage, playback and transfer of audio and video content in applications throughout home and small office environments. These solutions enable broadband connections and network content to be shared throughout a home or small office-home office environment using a variety of communications devices, which the Company describes as the broadband digital home.
The Company has many years of operating history in the communications semiconductor business, including as part of the semiconductor systems business of Rockwell International Corporation (now Rockwell Automation, Inc.), and has been an independent public company since January 1999, following its spin-off from Rockwell.
On February 27, 2004, the Company completed its merger with GlobespanVirata, Inc. (GlobespanVirata) with GlobespanVirata becoming a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was accounted for under the purchase method of accounting with the Company as the acquiror. In exchange for 100% of the outstanding shares of common stock of GlobespanVirata (approximately 150.7 million shares), Conexant issued 1.198 shares of its common stock for each share of GlobespanVirata common stock outstanding (or approximately 180.6 million shares of Conexant common stock) and each outstanding option and warrant to purchase GlobespanVirata common stock was adjusted and converted into an option or warrant to purchase Conexant common stock based on the 1.198 merger ratio (or approximately 43.6 million options to purchase shares of Conexant common stock). In May 2004, the GlobespanVirata, Inc. subsidiary was renamed Conexant, Inc., and hereinafter will be referred to as Conexant, Inc. The financial information contained herein includes the results of operations of GlobespanVirata since February 28, 2004, following the completion of the merger.
Liquidity – As of September 29, 2006, the Company had a total of $706.5 million aggregate principal amount of convertible subordinated notes outstanding, of which $456.5 million is due in February 2007 and $250.0 million is due in March 2026. The conversion price of the notes due in February 2007 is substantially higher than the current market value of the Company’s common stock. The Company also has an $80.0 million credit facility with a bank, under which it had borrowed $80.0 million as of September 29, 2006. This credit facility had an initial term of 364 days, and in November 2006, the term of the credit facility was extended through November 28, 2007. The facility remains subject to additional 364-day renewal periods at the discretion of the bank.
On November 13, 2006, the Company issued $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010. Proceeds from this issuance, net of fees, were approximately $268.1 million. These notes bear interest at three-month LIBOR (reset quarterly) plus 3.75%, and interest is payable in arrears quarterly on each February 15, May 15, August 15 and November 15, beginning on February 15, 2007. The Company intends to use the net proceeds of this offering, together with available cash, cash equivalents and marketable securities on hand, to repay at maturity or otherwise retire its outstanding $456.5 million aggregate principal amount of convertible subordinated notes due February 2007. As a result, the Company has classified $268.1 million of its convertible subordinated notes due February 2007 as long-term debt on the accompanying consolidated balance sheet as of September 29, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced.” The Company’s working capital was $127.6 million as of September 29, 2006.

The Company believes that its existing sources of liquidity, including the net proceeds from the issuance of the floating rate senior secured notes discussed above, together with cash expected to be generated from product sales, will be sufficient to fund its operations, research and development, anticipated capital expenditures and working capital, including the current portion of its convertible subordinated notes, through at least September 28, 2007.
Basis of Presentation – The consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and each of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. Fiscal years 2006, 2005 and 2004 were 52-week years and ended on September 29, 2006, September 30, 2005 and October 1, 2004, respectively.
Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to business combinations, revenue recognition, allowance for doubtful accounts, inventories, long-lived assets (including goodwill and intangible assets), deferred income taxes, valuation of warrants, valuation of equity securities, stock-based compensation, restructuring charges and litigation. On an on-going basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.
Revenue Recognition – The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the purchased products are sold by the distributor to a third party. Revenue with respect to sales to customers to whom the Company has significant obligations after delivery is deferred until all significant obligations have been completed. The majority of the Company’s distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to reasonably estimate and establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.
The Company has many distributor customers for whom revenue is recognized upon its shipment of product to them, as the contractual terms provide for no or limited rights of return. During the three months ended December 31, 2004, the Company determined that it was unable to enforce its contractual terms with three distribution customers. As a result, from October 1, 2004, the Company has deferred the recognition of revenue on sales to these three distributors until the purchased products are sold by the distributors to a third party. At September 29, 2006 and September 30, 2005, deferred revenue related to sales to distributors was $6.7 million and $8.2 million, respectively. As of September 29, 2006, the Company also has deferred revenue of $6.6 million related to shipments of products for which the Company has on-going performance obligations. Deferred revenue is included in other current liabilities on the accompanying consolidated balance sheets.
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
Marketable Securities – The Company’s marketable securities are classified as available-for-sale and are reported at fair value on the accompanying consolidated balance sheets. Unrealized gains and losses are reported in accumulated other comprehensive income (loss), a component of shareholders’ equity, on the Company’s consolidated balance sheets. Realized gains and losses and declines in value deemed to be other-than-temporary are included in other expense (income), net in the accompanying consolidated statements of operations. In determining whether a decline in value is other-than-temporary, the Company evaluates, among other factors, (i) the duration and extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. The Company does not hold any securities for speculative or trading purposes. See Note 4 for further information regarding marketable securities and Note 12 for information regarding other-than-temporary impairment charges recorded during fiscal 2006.
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
Restricted Cash – Restricted cash represents a contractual cash requirement to collateralize a consolidated subsidiary’s obligations under an $80.0 million secured credit facility with a bank. See Note 7 for further information regarding the credit facility.
Inventories – Inventories are stated at the lower of cost or market. Cost is computed using the average cost method on a currently adjusted standard basis (which approximates actual cost) and market is based upon estimated net realizable value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold and the estimated average selling price. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, and orders generally are subject to cancellation with limited advance notice prior to shipment. See Note 5 for further information regarding inventories.
Property, Plant and Equipment – Property, plant and equipment are stated at cost. Depreciation is based on estimated useful lives (principally 10 to 27 years for buildings and improvements, 3 to 5 years for machinery and equipment, and the shorter of the remaining lease terms or the estimated useful lives of the improvements for land and leasehold improvements). Maintenance and repairs are charged to expense. See Note 5 for further information regarding property, plant and equipment.
Investments – The Company accounts for non-marketable investments using the equity method of accounting if the investment gives the Company the ability to exercise significant influence over, but not control, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions. The Company records its share of the investees’ earnings or losses in other expense (income), net in the accompanying consolidated statements of operations. Additional investments by other parties in the investee will result in a reduction in the Company’s ownership interest, and the resulting gain or loss will be recorded in other expense (income), net in the consolidated statements of operations. Where the Company is unable to exercise significant influence over the investee, investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. See Note 12 for information regarding other-than-temporary impairment charges recorded during fiscal 2006 and 2004.
Long-Lived Assets – Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models. See Note 11 for information regarding impairment charges for long-lived assets recorded during fiscal 2005 and 2004. Asset impairment charges during fiscal 2006 were not significant.
Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. The Company performed its annual assessment of goodwill in the fourth quarter of fiscal 2006 and determined that no impairment of goodwill existed in any of its reporting units.
Foreign Currency Translation and Remeasurement – The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of the Company’s principal foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates and income and expense items are translated at the average exchange rates prevailing during the period. The resulting foreign currency translation adjustments are included in accumulated other comprehensive income (loss). For the remainder of the Company’s foreign subsidiaries, the functional currency is the U.S. dollar. Inventories, property, plant and equipment, cost of goods sold, and depreciation for those operations are remeasured from foreign currencies into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from those remeasurements are included in earnings. Gains and losses resulting from foreign currency transactions are recognized currently in earnings.
Derivative Financial Instruments – The Company’s derivative financial instruments as of September 29, 2006 principally consist of (i) the Company’s warrant to purchase 30 million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock and (ii) foreign currency forward exchange contracts. See Note 5 for information regarding the Mindspeed warrant.

The Company’s foreign currency forward exchange contracts are used to hedge certain Indian Rupee-denominated forecasted transactions related to its research and development efforts in India. The foreign currency forward contracts used to hedge these exposures are reflected at their fair values on the accompanying balance sheets and meet the criteria for designation as foreign currency cash flow hedges. The criteria for designating a derivative as a hedge include that the hedging instrument should be highly effective in offsetting changes in the designated hedged item. The Company has determined that its non-deliverable foreign currency forward contracts to purchase Indian Rupees are highly effective in offsetting the variability in the U.S. Dollar forecasted cash transactions resulting from changes in the U.S. Dollar / Indian Rupee spot foreign exchange rate. For these derivatives, the gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income (loss) on the accompanying balance sheets and is recognized in the statements of operations in the periods in which the hedged transaction affects operations, and within the same statement of operations line item as the impact of the hedged transaction. The gain or loss is recognized immediately in other expense (income), net in the statements of operations when a designated hedging instrument is either terminated early or an improbable or ineffective portion of the hedge is identified.
At September 29, 2006, the Company had outstanding foreign currency forward exchange contracts with a notional amount of 684.5 million Indian Rupees, approximately $14.6 million, maturing at various dates through July 2007. Based on the fair values of these contracts, the Company recorded a derivative asset of $0.3 million at September 29, 2006. During fiscal 2006, 2005, and 2004, there were no significant gains or losses recognized in the statements of operations for hedge ineffectiveness.
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
The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive (in thousands):

	Fiscal Year Ended
	2006	2005	2004
Stock options and warrants	8,880	2,099	18,268
5.25% convertible subordinated notes due May 2006	3,626	5,840	3,482
4.25% convertible subordinated notes due May 2006	4,289	7,364	7,364
4.00% convertible subordinated notes due February 2007	11,362	12,137	12,137
4.00% convertible subordinated notes due March 2026	27,109	—	—

	55,266	27,440	41,251

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
During fiscal 2005 and 2004, the Company recognized compensation expense of $12.1 million and $7.1 million, respectively, for stock options under APB Opinion No. 25, which was charged to the consolidated statements of operations. For fiscal 2005 and 2004, had stock-based compensation been accounted for based on the estimated grant date fair values, as defined by SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

	Fiscal Year Ended
	2005	2004
Net loss, as reported	$(175,990)	$(544,649)
Add: stock-based compensation expense included in reported net loss, net of tax	12,050	7,143
Deduct: stock-based compensation expense determined under fair value method, net of tax	(61,805)	(57,068)

Net loss, pro forma	$(225,745)	$(594,574)

Net loss per share:
Basic – as reported	$(0.37)	$(1.40)
Basic – pro forma	$(0.48)	$(1.53)

Diluted – as reported	$(0.37)	$(1.40)
Diluted – pro forma	$(0.48)	$(1.53)
Under SFAS No. 123(R), the Company now records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after October 1, 2005 under the provisions of SFAS No. 123(R) and (ii) compensation cost for the unvested portion of options granted prior to October 1, 2005 over their remaining vesting periods using the fair value amounts previously measured under SFAS No. 123 for pro forma disclosure purposes. During fiscal 2006, the Company recognized compensation expense of $40.7 million for stock options and $4.2 for employee stock purchase plan awards in its consolidated statement of operations. Included in the compensation expense recognized during fiscal 2006 is $1.0 million of stock option modification charges relating to (i) the resignation of the Company’s President pursuant to the terms of his employment agreement, as amended, and (ii) the resignation of one member of our Board of Directors. These modifications involved the extension of post-resignation exercise periods and an acceleration of vesting for the member of our Board of Directors. Under the transition provisions of SFAS No. 123(R), the Company recognized a cumulative effect of a change in accounting principle to reduce additional paid-in capital by $20.7 million in the accompanying consolidated statement of shareholders’ equity and comprehensive loss, consisting of (i) the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005, primarily accounted for under APB Opinion No. 25, and (ii) the $8.2 million difference between the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005 for the options issued in the Company’s business combinations and the remaining unamortized grant-date fair value of these options, which also reduced goodwill.

Consistent with the valuation method for the disclosure-only provisions of SFAS No. 123, the Company uses the Black-Scholes-Merton model to value the compensation expense associated with stock-based awards under SFAS No. 123(R). In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options and employee stock purchase plan awards:

	Fiscal Year Ended
	2006	2005	2004
Stock option plans:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	76%	85%	97%
Risk-free interest rate	4.5%	3.8%	3.3%
Average expected life (in years)	5.25	4.90	4.10

Stock purchase plan:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	76%	89%	97%
Risk-free interest rate	4.4%	4.1%	3.7%
Average expected life (in years)	0.50	0.50	0.50
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
Income Taxes – The provision for income taxes is determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.
Concentrations – Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities, and trade accounts receivable. The Company invests its cash balances through high-credit quality financial institutions. The Company places its investments in investment-grade debt securities and limits its exposure to any one issuer. The Company’s trade accounts receivable primarily are derived from sales to manufacturers of communications products, consumer products and personal computers and distributors. Management believes that credit risks on trade accounts receivable are moderated by the diversity of its products and end customers. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.
At September 29, 2006 and September 30, 2005, no customer accounted for more than 10% of the Company’s accounts receivable. In fiscal 2006, 2005 and 2004, no customer accounted for 10% or more of net revenues.
Supplemental Cash Flow Information – Cash paid for interest was $37.6 million, $30.3 million and $26.9 million during fiscal 2006, 2005 and 2004, respectively. Net income taxes paid (refunds received) were $1.6 million, $2.1 million and $(14.9) million during fiscal 2006, 2005 and 2004, respectively.

Non-cash investing activities in fiscal 2006 consisted of (i) the purchase of $2.0 million of property and equipment from suppliers on account and (ii) an additional investment in Jazz Semiconductor, Inc. (Jazz) of $16.3 million obtained as a result of the termination of a wafer supply and services agreement (see Note 13). Other non-cash activities include certain business combinations (see Note 2).
Accumulated Other Comprehensive Income (Loss) – Other comprehensive income (loss) includes foreign currency translation adjustments, unrealized gains (losses) on marketable securities, unrealized gains (losses) on foreign currency forward exchange contracts, and minimum pension liability adjustments. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	September 29,	September 30,
	2006	2005
Foreign currency translation adjustments	$(3,796)	$(3,420)
Unrealized losses on marketable securities	(1,855)	(9,718)
Unrealized gains on foreign currency forward exchange contracts	180	—
Minimum pension liability adjustments	(6,625)	(8,874)

Accumulated other comprehensive loss	$(12,096)	$(22,012)

Business Enterprise Segments – The Company operates in one reportable operating segment, broadband communications. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although the Company had four operating segments at September 29, 2006, under the aggregation criteria set forth in SFAS No. 131, it only operates in one reportable operating segment, broadband communications.
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
Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company will adopt SFAS No. 158 as of the end of fiscal 2007. The Company is currently assessing the impact the adoption of SFAS No. 158 will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 in the first quarter of fiscal 2009. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial position and results of operations.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 on Quantifying Misstatements. SAB No. 108 requires companies to use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach. SAB No. 108 also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after September 13, 2006. The Company is currently assessing the impact, if any, SAB 108 will have on its financial position and results of operations.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company will adopt FIN 48 no later than the first quarter of fiscal 2008. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued or remeasured after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 in the first quarter of fiscal 2007 and does not expect that the adoption will have a material impact on its financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 in the first quarter of fiscal 2007 and does not expect that the adoption will have a material impact on its financial position or results of operations.

2. Business Combinations
Fiscal 2005
Acquisition of Paxonet Communications, Inc.
In December 2004, the Company acquired all of the outstanding capital stock of Paxonet Communications, Inc. (Paxonet), a privately-held company headquartered in Fremont, California, with an engineering workforce primarily based in India. This acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company’s statements of operations include the results of Paxonet from the date of acquisition.
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
Fiscal 2004
Acquisition of Amphion Semiconductor
In June 2004, the Company purchased all the outstanding capital stock of Amphion Semiconductor Limited (Amphion), a company located in Belfast, Northern Ireland specializing in developing video compression technology. The Company completed this strategic acquisition as a complement to existing products. The consideration for this purchase was $20.0 million in cash, 600,000 shares of common stock (valued at $6.0 million) and $0.4 million in transaction costs. Net tangible assets acquired were $2.4 million. The excess of the purchase price over the net tangible assets was assigned to developed technology of $4.2 million and $19.4 million to goodwill. The developed technology will be amortized on a straight-line basis over its useful life of five years.
Under the stock purchase agreement, the Company guaranteed the value of the 600,000 shares issued to the former Amphion shareholders for a defined period through June 29, 2006 (subject to certain conditions and elections). The guaranty was subject to adjustment for any stock split, stock dividend, recapitalization, merger or similar transaction. In the event that the market price of the Company’s common stock did not equal or exceed $10.00 for at least five consecutive trading days during this period, the Company would be required to make an additional payment to former Amphion shareholders for the difference between the $10.00 and the market price per share of such shares as of specified dates. Because the Company’s average closing stock price on the five days prior to June 29, 2006 did not equal or exceed $10.00, the Company paid $4.6 million to the former Amphion shareholders during fiscal 2006, which was recorded as a charge to additional paid-in capital in the accompanying consolidated statement of shareholders' equity and comprehensive loss.
Merger with GlobespanVirata, Inc.
On February 27, 2004, the Company completed its merger with GlobespanVirata, with GlobespanVirata becoming a wholly-owned subsidiary of the Company. In exchange for 100% of the outstanding shares of common stock of GlobespanVirata (approximately 150.7 million shares), the Company issued 1.198 shares of Conexant common stock for each share of GlobespanVirata common stock outstanding (or approximately 180.6 million shares of Conexant common stock) and each outstanding option and warrant to purchase GlobespanVirata common stock was adjusted and converted into an option or warrant to purchase Conexant common stock based on the 1.198 merger ratio (or approximately 43.6 million options and warrants to purchase shares of Conexant common stock). In May 2004, the GlobespanVirata, Inc. subsidiary was renamed Conexant, Inc., and hereinafter will be referred to as Conexant, Inc. The merger was accounted for as a purchase, and the operating results of the former GlobespanVirata have been included in the Company’s operations from the closing date.

The purchase consideration is summarized as follows (in thousands):

Fair market value of Conexant common stock issued	$1,027,342
Fair value of Conexant common stock options issued	81,011
Transaction costs	12,900

Total purchase consideration	$1,121,253

The fair value of Conexant common stock and stock options issued of $1.1 billion has been allocated to common stock and additional paid-in capital. The fair market value of the 180.6 million shares of common stock issued was determined using a per share price of $5.69 (the average of the closing market prices of Conexant common stock on the day of the announcement of the merger, November 3, 2003, and on the three business days before and after the announcement date). In accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, the $111.9 million fair value of the 43.6 million Conexant common stock options granted to replace the acquired common stock options was determined using a Black-Scholes-Merton option pricing model with the following assumptions: market price of $5.69 per share, volatility of 97%, risk-free rate of return of 3.2%, expected lives of 4.5 years and no dividend yield. Approximately $30.9 million in intrinsic value associated with the unvested stock options was allocated to unearned compensation and amortized to expense over the average remaining vesting period of approximately 2.6 years. A total of $11.9 and $7.1 million of this unearned compensation was recognized as an expense in fiscal 2005 and 2004, respectively. On October 1, 2005, the remaining unamortized unearned compensation balance was reversed against additional paid-in capital upon adoption of SFAS No. 123(R) (See Note 1).
In connection with the merger, the Company began to formulate a reorganization and restructuring plan (the Reorganization Plan). As a result of the Reorganization Plan, the Company recorded restructuring and asset impairment charges related to Conexant’s operations of $14.6 million during the year ended October 1, 2004. These charges are included in Special Charges and Cost of Goods Sold in the consolidated statement of operations. Additionally, the Company initially recognized $14.8 million as liabilities assumed in the purchase business combination related to Conexant, Inc. facilities and involuntary employee terminations and relocations. A portion of the facilities liabilities represent adjustments to the fair market value rates of certain Conexant, Inc. leases due to a decline in the real estate market in certain geographic regions in which Conexant, Inc. had leased facilities. Subsequent to the merger, but prior to October 1, 2004, these liabilities were reduced by $3.3 million against the purchase price allocation (goodwill) for certain facilities related decisions and revised estimates of severance and relocation costs. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141 and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Reorganization Plan was complete as of September 30, 2005. See Note 11 for further information regarding the Company’s reorganization and restructuring plans.
The following sets forth the Company’s estimates of the fair values of the assets acquired and liabilities assumed in the merger as of October 1, 2004 (in thousands).

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

Subsequent to October 1, 2004, adjustments to the amounts above have been made, primarily consisting of (i) the settlement of certain income tax contingencies with the taxing authorities in fiscal 2005 resulting in a $6.3 million reduction of the tax liability with a corresponding reduction to goodwill and (ii) an $8.2 million reduction to goodwill in fiscal 2006 upon adoption of SFAS No. 123(R) (See Note 1).
The excess of the purchase price over the fair value of the net tangible assets acquired has been reflected as identifiable intangible assets and goodwill. The identifiable intangible assets and respective useful lives are as follows (in thousands):

Product licenses (7 years)	$10,964
Trademark (7 years)	2,006
Developed technologies (2 – 7 years)	124,961

Total identifiable intangible assets	$137,931

The identifiable intangible assets were valued using the income approach and a discount rate of 18%. The developed technologies consist of eight products in the digital subscriber line (DSL) and wireless local area network (LAN) categories. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the current technology. The type of income approach utilized for the trademark was the relief from royalty methodology, under which an estimate is made as to the appropriate royalty income that would be negotiated in an arm’s length transaction if the subject intangible asset were licensed from an independent third-party owner. These assets are being amortized on a straight-line basis over their estimated useful lives ranging from 2 to 7 years, with a weighted-average life of approximately six years. Amortization expense for these intangible assets was $26.9 million, $27.8 million and $16.6 million for fiscal 2006, 2005 and 2004, respectively.
A portion of the purchase price was allocated to in process research and development (IPR&D). IPR&D of $160.8 million was expensed upon completion of the merger (as a charge not deductible for tax purposes) as it was determined that the underlying products had not reached technological feasibility, had no alternative uses and successful development was uncertain. The Company identified and valued IPR&D projects relating to the development of DSL and wireless networking products. The DSL projects represented 70% of the total IPR&D acquired. The estimated costs to complete for the DSL and wireless networking projects were approximately $14.1 million and $6.2 million, respectively. The fair values assigned to these projects were based on the income approach and used projected cash flows which were discounted at a rate of 19%. The discount rate was derived from a weighted-average cost of capital analysis, adjusted upwards to reflect additional risks inherent in the development process, including the probability of achieving technological success and market acceptance. Each of the IPR&D projects was analyzed considering technological innovations, the existence and utilization of core technology, the complexity, costs and time to complete the remaining development efforts, and stage of completion. The discount rate reflects the stage of completion and other risks inherent in the projects. The material risks associated with the incomplete projects are the ability to complete the items within the outlined timeframes and within the allocated cost guidelines, and ultimately to sell the products to end-users. As of September 29, 2006, 85% of the DSL IPR&D projects were complete, 10% are expected to be completed in fiscal 2007, and 5% have been abandoned due to product roadmap and market changes. As of September 29, 2006, 75% of the wireless networking related IPR&D projects were complete and 25% were abandoned due to product roadmap and market changes.
3. Sales of Assets
Fiscal 2005
In March 2005, the Company completed the purchase and sale-leaseback of two buildings in Newport Beach, California. In August 2004, the Company exercised its approximate $60.0 million purchase option on these buildings under its then existing lease agreement. Concurrent with the payment of $60.0 million for the purchase option in March 2005, the Company sold the buildings to a third party for $110.0 million. Net cash proceeds from this transaction, after closing costs of approximately $1.0 million, were approximately $49.0 million. The deferred gain on the sale was $43.6 million, which includes a $5.4 million write-off of leasehold improvements and other property associated with these buildings.
The Company continues to occupy one of the buildings under a ten year lease expiring March 2015. The other building was leased back to the Company for a period of 39 months, and Mindspeed has subleased this building from the Company for the entire term of the lease. The net gain on the sale of $43.6 million has been deferred and is included in other long-term liabilities on the accompanying consolidated balance sheets, and will be recognized as a reduction to rent expense ratably over the terms of the respective leases. As of September 29, 2006, the unamortized deferred gain is $33.7 million, the future minimum lease payments on these buildings are $43.8 million, and the expected future sublease income from Mindspeed is $7.3 million.
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
In fiscal 2004, the Company sold several of its cost basis investments in early stage technology companies for cash of $5.9 million, with an additional $1.0 million that was held in escrow for potential buyer indemnity claims and was received in fiscal 2006. A total loss of $3.0 million was recognized on these sales. In addition, the Company sold a building for net cash proceeds totaling $22.8 million. A loss of $3.2 million was recognized on the sale.

4. Marketable Securities
Available-for-sale securities classified as current assets consist of the following (in thousands):

		Gross	Gross
	Cost or	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
September 29, 2006:
Corporate debt securities	$22,719	$30	$(29)	$22,720
U.S. government agency securities	60,777	134	(11)	60,900
Equity securities	34,068	—	(1,979)	32,089

	$117,564	$164	$(2,019)	$115,709

September 30, 2005:
Corporate debt securities	$37,974	$—	$(40)	$37,934
U.S. government agency securities	58,137	2	(171)	57,968
Equity securities	52,524	—	(9,120)	43,404

	$148,635	$2	$(9,331)	$139,306

Available-for-sale securities classified as non-current assets consist of the following (in thousands):

		Gross	Gross
	Cost or	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
September 30, 2005:
U.S. government agency securities	$15,964	$—	$(102)	$15,862
Corporate debt securities	22,910	—	(287)	22,623

	$38,874	$—	$(389)	$38,485

The Company’s marketable equity securities at September 29, 2006 and September 30, 2005 consist of 6.2 million shares of Skyworks Solutions, Inc. (Skyworks) common stock. The Company’s original cost basis in these shares was $8.49 per share, and the market values at September 29, 2006 and September 30, 2005, were $5.19 and $7.02 per share, respectively. At June 30, 2006, the market value of these securities had been less than the Company’s cost basis for approximately one year. At that time, the Company had evaluated the near-term prospects of Skyworks in relation to the magnitude and duration of the impairment, as well as the Company’s intent and ability to hold the shares for a reasonable period of time sufficient for a recovery of fair value. As a result of (i) the 19% decline in the fair value of the Skyworks shares between March 31, 2006 and June 30, 2006, (ii) the fact that the shares had been trading below the Company’s cost basis for approximately one year, and (iii) the fact that, at that time, the Company could only reasonably expect to hold these shares until its $456.5 million principal amount of 4% convertible subordinated notes become due in February 2007, the Company considered these securities to be other-than-temporarily impaired at June 30, 2006. As a result, the Company recorded an impairment charge of $18.5 million in its consolidated statement of operations during the third quarter of fiscal 2006. This impairment charge was recognized by reclassifying the unrealized loss that was included in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheet. This charge permanently reduced the Company’s basis in the Skyworks shares to $5.51 per share, which was the Skyworks closing share price on the Nasdaq National Market on June 30, 2006. Future changes in the fair value of the Skyworks shares will be recorded in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheet and will be subject to further other-than-temporary impairment reviews. The Company evaluated the decline in Skyworks’ share price between June 30, 2006 and September 29, 2006 and determined that this decline was not other-than-temporary and thus, no further impairment charges were recorded.
The Company also evaluated its U.S. government agency and corporate debt securities and determined that certain of these investments were other-than-temporarily impaired during fiscal 2006. As a result, the Company recorded impairment charges totaling $0.4 million in its statements of operations during the third and fourth quarters of fiscal 2006.

The amortized cost and estimated fair value of U.S. government agency and corporate debt securities at September 29, 2006, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$77,516	$77,616
Due in 1 – 2 years	5,980	6,004

	$83,496	$83,620

5. Supplemental Balance Sheet Data
Inventories
Inventories consist of the following (in thousands):

	September 29,	September 30,
	2006	2005
Work-in-process	$53,884	$61,535
Finished goods	43,576	33,794

	$97,460	$95,329

At September 29, 2006 and September 30, 2005, inventories are net of excess and obsolete (E&O) inventory reserves of $36.6 million and $44.8 million, respectively. In addition, at September 29, 2006 and September 30, 2005, inventories are net of lower of cost or market (LCM) reserves of $1.8 million and $6.7 million, respectively.
Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	September 29,	September 30,
	2006	2005
Land	$1,960	$1,973
Land and leasehold improvements	9,683	10,346
Buildings	34,613	34,610
Machinery and equipment	151,100	167,217
Construction in progress	6,273	2,825

	203,629	216,971
Accumulated depreciation and amortization	(138,224)	(166,271)

	$65,405	$50,700

Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

	Fiscal Year Ended
	2006	2005
Goodwill at beginning of period	$717,013	$708,544
Additions	3,000	16,097
Adjustments	(9,223)	(7,628)

Goodwill at end of period	$710,790	$717,013

During fiscal 2006, the Company recorded $3.0 million of additional goodwill related to an earn-out for a previous business combination. In fiscal 2006, the Company also recorded other adjustments to reduce goodwill by $9.2 million, primarily consisting of an $8.2 million adjustment upon the adoption of SFAS No. 123(R) (see Note 1).

During fiscal 2005, the Company recorded $12.4 million of goodwill related to its acquisition of Paxonet in December 2004 and $3.7 million of goodwill related to another business combination. In fiscal 2005, the Company also recorded other adjustments to reduce goodwill by $7.6 million. In the merger with GlobespanVirata, the Company acquired reserves for income tax contingencies for foreign income tax matters which arose due to items recorded in the income tax returns of the former GlobespanVirata subsidiaries. During fiscal 2005, certain of these income tax contingencies were settled with the taxing authorities, and as a result, the amount of the liability in excess of the settlement amount, or $6.3 million, was reduced with a corresponding reduction to goodwill. The remaining goodwill adjustments of $1.3 million in fiscal 2005 primarily relate to adjustments to the GlobespanVirata purchase price allocation with respect to restructuring and other facilities reserves.
Intangible Assets
Intangible assets consist of the following (in thousands):

	September 29, 2006			September 30, 2005
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Developed technology	$138,883	$(74,350)	$64,533	$146,146	$(54,133)	$92,013
Customer base	4,660	(2,651)	2,009	4,660	(1,781)	2,879
Other intangible assets	15,724	(6,258)	9,466	21,888	(10,071)	11,817

	$159,267	$(83,259)	$76,008	$172,694	$(65,985)	$106,709

Intangible assets are being amortized over a weighted-average period of approximately six years. Annual amortization expense is expected to be as follows (in thousands):

	Fiscal Year Ending
	2007	2008	2009	2010	2011	Thereafter
Amortization expense	$24,598	$24,130	$16,402	$9,914	$848	$116
Mindspeed Warrant
The Company has a warrant to purchase 30 million shares of Mindspeed common stock at an exercise price of $3.408 per share through June 2013. At September 29, 2006 and September 30, 2005, the market value of Mindspeed’s common stock was $1.73 and $2.41 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other expense (income), net each period. At September 29, 2006 and September 30, 2005, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $16.5 million and $33.1 million, respectively. At September 29, 2006, the warrant was valued using the Black-Scholes-Merton model with expected terms for portions of the warrant varying from 1 to 5 years, expected volatility of 77%, a weighted average risk-free interest rate of 4.68% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.
The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.

Other Assets
Other assets consist of the following (in thousands):

	September 29,	September 30,
	2006	2005
Investments	$69,798	$61,083
Other	45,180	35,117

	$114,978	$96,200

Investments consist of non-marketable equity interests in early stage technology companies of $14.2 million and the Company’s investment in Jazz of $55.6 million (see Note 13).
Other Liabilities
Other liabilities consist of the following (in thousands):

	September 29,	September 30,
	2006	2005
Deferred gains on sale-leaseback transactions	$41,204	$48,557
Employee pension and other benefit plan liabilities	9,720	14,982
Restructuring and reorganization liabilities	14,581	16,940
Other	17,559	20,468

	$83,064	$100,947

6. Income Taxes
The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	2006	2005	2004
Current:
United States	$—	$—	$(12,890)
Foreign	3,555	1,842	1,565
State and local	129	480	198

Total current	3,684	2,322	(11,127)

Deferred:
United States	—	—	254,286
Foreign	(792)	—	574

Total deferred	(792)	—	254,860

	$2,892	$2,322	$243,733

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

	September 29,	September 30,
	2006	2005
Deferred tax assets:
Investments	$78,137	$77,437
Intangible assets	150,349	161,251
Capitalized research and development	307,666	290,330
Net operating losses	453,237	428,362
Research and development and investment credits	154,870	149,366
Other, net	158,774	151,475
Valuation allowance	(1,240,546)	(1,192,971)

Total deferred tax assets	62,487	65,250

Deferred tax liabilities:
Deferred state taxes	(61,695)	(65,250)

Total deferred tax liabilities	(61,695)	(65,250)

	$792	$—

In assessing the realizability of deferred income tax assets, SFAS No. 109 establishes a more likely than not standard. If it is determined that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established against the deferred income tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment.
SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s cumulative losses, the Company concluded that a full valuation allowance was required as of October 1, 2004. In fiscal 2006, certain foreign operations did not require a valuation allowance and a $0.8 million net deferred tax asset was recorded.
The valuation allowance increased $47.6 million during fiscal 2006, which includes $6.0 million of acquired deferred income tax assets and a reversal of $4.7 million of deferred tax liabilities related to the adoption of SFAS No. 123(R). The deferred income tax assets at September 29, 2006 include $424.1 million of deferred income tax assets acquired in the merger with GlobespanVirata, Inc. and $17.9 million of deferred income tax assets resulting from the exercise of stock options. To the extent the Company recognizes a future benefit from net deferred income tax assets acquired in the GlobespanVirata merger, the benefit will be recorded to goodwill. To the extent the Company obtains an income tax benefit for the net operating losses attributable to the stock option exercises, such amounts will be recorded to shareholders’ equity.
As of September 29, 2006, the Company has U.S. Federal net operating loss carryforwards of approximately $1.2 billion that expire at various dates through 2026 and aggregate state net operating loss carryforwards of approximately $520.5 million that expire at various dates through 2016. The Company also has U.S. Federal and state income tax credit carryforwards of approximately $76.5 million and $78.3 million, respectively. The U.S. Federal credits expire at various dates through 2026. The state credit carryforwards include California Manufacturer’s Investment Credits of approximately $17.0 million that expire at various dates through 2011, while the remaining state credits have no expiration date.
Tax benefits from the exercise of stock options (including payments received from former affiliated companies, primarily Rockwell and Boeing, under tax allocation agreements) totaling $0.5 million for fiscal 2004 were credited directly to shareholders’ equity.

During 2005, the Company and Rockwell received California sales tax refunds totaling $11.9 million that were received in lieu of claiming California Manufacturer’s Investment Credits generated by the Company prior its spin- off from Rockwell. Pursuant to the tax allocation agreement between the two companies, Rockwell and Conexant retained $10.6 million and $1.3 million, respectively, of these sales tax refunds.
A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	2006	2005	2004
U.S. Federal statutory tax at 35%	$(41,895)	$(60,784)	$(105,321)
State taxes, net of federal effect	4,533	(7,102)	(8,567)
U.S. and foreign income taxes on foreign earnings	2,411	5,834	(3,874)
Research and development credits	(1,715)	(8,014)	(9,682)
In-process research and development	—	—	56,286
Valuation allowance	36,914	74,287	314,569
Stock options	3,386	—	—
Other	(742)	(1,899)	322

Provision for income taxes	$2,892	$2,322	$243,733

The rate reconciliation above reflects a $15.5 million increase in state taxes due to a change in the Company’s effective state tax rate from 5% to 4%. The offset is in the valuation allowance.
Loss before income taxes consists of the following components (in thousands):

	Fiscal Year Ended
	2006	2005	2004
United States	$(128,982)	$(174,229)	$(318,097)
Foreign	9,283	561	17,181

	$(119,699)	$(173,668)	$(300,916)

Certain of the Company’s foreign income tax returns for the years 2001 through 2002 are currently under examination. Management believes that adequate provision for income taxes has been made for all years, and the results of the examinations will not have a material impact on the Company’s financial position, cash flows or results of operations.
No provision has been made for U.S. Federal, state or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $2.4 million and $21.0 million of undistributed earnings of foreign subsidiaries as of September 29, 2006 and September 30, 2005, respectively, which have been or are intended to be permanently reinvested.
7. Debt
Short-Term Debt
On November 29, 2005, the Company established an accounts receivable financing facility whereby it will sell, from time to time, certain accounts receivable to Conexant USA, LLC (Conexant USA), a special purpose entity which is a consolidated subsidiary of the Company. Under the terms of the Company’s agreements with Conexant USA, the Company retains the responsibility to service and collect accounts receivable sold to Conexant USA and receives a weekly fee from Conexant USA for handling administrative matters which is equal to 1.0%, on a per annum basis, of the uncollected value of the accounts receivable.
Concurrent with the Company’s agreements with Conexant USA, Conexant USA entered into an $80.0 million revolving credit agreement with a bank which is secured by the assets of Conexant USA. This credit agreement has a term of 364 days, with 364-day renewal periods at the discretion of the bank. Conexant USA is required to maintain certain minimum amounts on deposit (restricted cash) with the bank during the term of the credit agreement. Borrowings under the credit agreement, which cannot exceed the lesser of $80.0 million and 85% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables, will bear interest equal to the 7-day LIBOR (reset quarterly) plus 0.6%. Additionally, Conexant USA will pay a fee of 0.2% per annum for the unused portion of the line of credit.
The credit agreement requires the Company and its consolidated subsidiaries to maintain minimum levels of shareholders’ equity and cash and cash equivalents. Further, any failure by the Company or Conexant USA to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit agreement to immediately become due and payable. At September 29, 2006, Conexant USA had $8.8 million of restricted cash and $74.1 million of accounts receivable, both of which serve as collateral under the credit agreement. At September 29, 2006, Conexant USA had borrowed $80.0 million under this credit agreement and the Company was in compliance with all financial covenants.
Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 29,	September 30,
	2006	2005
5.25% convertible subordinated notes due May 2006 with a conversion price of $22.26	$—	$130,000
4.25% convertible subordinated notes due May 2006 with a conversion price of $9.08	—	66,825
4.00% convertible subordinated notes due February 2007 with a conversion price of $42.43	456,500	515,000
4.00% convertible subordinated notes due March 2026 with a conversion price of $4.92	250,000	—

Total	706,500	711,825
Less: current portion of long-term debt	(188,375)	(196,825)

Long-term debt	$518,125	$515,000

In May 2006, the Company retired $130.0 million principal amount of its 5.25% convertible subordinated notes and $66.8 million principal amount of its 4.25% convertible subordinated notes as they became due. In March 2006, the Company purchased $58.5 million principal amount of its 4.00% convertible subordinated notes due February 2007 at prevailing market prices, resulting in a gain on the extinguishment of debt of $0.4 million, net of the write-off of associated deferred debt issuance costs of $0.2 million. This gain is included in other expense (income), net in the accompanying consolidated statement of operations for fiscal 2006.
In March 2006, the Company issued $200.0 million principal amount of 4.00% convertible subordinated notes due March 2026 and, in May 2006, the initial purchaser of the notes exercised its option to purchase an additional $50.0 million principal amount of the 4.00% convertible subordinated notes due March 2026. Total proceeds to the Company from these issuances, net of issuance costs, were $243.6 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each March 1 and September 1, beginning on September 1, 2006. The notes are convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $4.92 per share, subject to adjustment for certain events. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Beginning on March 1, 2011, the notes may be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders may require the Company to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
In February 2000, the Company issued $650.0 million principal amount of its 4.00% convertible subordinated notes due February 2007 for proceeds, net of issuance costs, of approximately $631.0 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each February 1 and August 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a conversion price of $42.43 per share, subject to adjustment for certain events. The notes may be redeemed at the Company’s option at a declining premium to par. During fiscal 2001, 2003 and 2006, the Company purchased $35.0 million, $100.0 million and $58.5 million, respectively, principal amount of its 4.00% convertible subordinated notes at prevailing market prices.

At September 29, 2006, the fair value of the convertible subordinated notes (based on quoted market prices) was approximately $669.1 million compared to their carrying value of $706.5 million.
On November 13, 2006, the Company issued $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010. Proceeds from this issuance, net of fees, were approximately $268.1 million. These notes bear interest at three-month LIBOR (reset quarterly) plus 3.75%, and interest is payable in arrears quarterly on each February 15, May 15, August 15 and November 15, beginning on February 15, 2007. The Company intends to use the net proceeds of this offering, together with available cash, cash equivalents and marketable securities on hand, to repay at maturity or otherwise retire its outstanding $456.5 million aggregate principal amount of convertible subordinated notes due February 2007. Because the net proceeds from this offering of approximately $268.1 million will be used to repay at maturity a portion of the convertible subordinated notes due February 2007, $268.1 million of the $456.5 million convertible subordinated notes has been classified as long-term debt on the Company’s consolidated balance sheet as of September 29, 2006, in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced.” These notes rank equally in right of payment with all of the Company’s existing and future senior debt and senior to all of its existing and future subordinated debt. The notes are guaranteed by certain of the Company’s U.S. subsidiaries (the Subsidiary Guarantors). The guarantees rank equally in right of payment with all of the Subsidiary Guarantors’ existing and future senior debt and senior to all of the Subsidiary Guarantors’ existing and future subordinated debt. The notes and guarantees (and certain hedging obligations that may be entered into with respect thereto) are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Subsidiary Guarantors’ assets (other than accounts receivable and proceeds therefrom and subject to certain exceptions), including, but not limited to, the intellectual property, owned real property, plant and equipment now owned or hereafter acquired by the Company and the Subsidiary Guarantors.
8. Commitments and Contingencies
Lease Commitments
The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $15.8 million, $21.1 million and $21.3 million during fiscal 2006, 2005 and 2004, respectively.
At September 29, 2006, future minimum lease payments, net of sublease income, under non-cancelable operating leases were as follows (in thousands):

Fiscal Year Ending	Lease Payments	Sublease Income	Net Obligation
2007	$29,848	$(7,807)	$22,041
2008	24,448	(6,437)	18,011
2009	16,900	(2,730)	14,170
2010	16,135	(2,762)	13,373
2011	14,068	(2,022)	12,046
Thereafter	63,036	(5,489)	57,547

Total future minimum lease payments	$164,435	$(27,247)	$137,188

The summary of future minimum lease payments includes an aggregate gross amount of $60.8 million of lease obligations that principally expire through fiscal 2021, which have been accrued for in connection with the Company’s reorganization and restructuring actions (see Note 11) and previous actions taken by GlobespanVirata, Inc. prior to its merger with the Company in February 2004.
At September 29, 2006, the Company is contingently liable for approximately $4.8 million in operating lease commitments on facility leases that were assigned to Mindspeed and Skyworks at the time of their separation from the Company.

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
IPO Litigation – In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. In June 2003, Conexant, Inc. and the named officers and directors entered into a memorandum of understanding outlining a settlement agreement with the plaintiffs that will, among other things, result in the dismissal with prejudice of all the claims against the former GlobeSpan, Inc. officers and directors. The final settlement was executed in June 2004. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement, which bar orders have since been modified. On December 5, 2006, the United States Court of Appeals for the Second Circuit reversed the lower court, ruling that no class was properly certified. It is not yet clear what impact this decision will have on the issuers’ settlement. The settlement remains subject to a number of conditions and final approval. It is possible that the settlement will not be approved.
Texas Instruments Incorporated – The Company’s Conexant, Inc. subsidiary (formerly named GlobespanVirata, Inc.) was involved in a dispute with Texas Instruments Incorporated, Stanford University and its Board of Trustees, and Stanford University OTL, LLC (collectively, Texas Instruments or TI) over a group of patents (and related foreign patents) that Texas Instruments alleged are essential to certain industry standards for implementing ADSL technology. GlobespanVirata commenced the litigation against TI in the spring of 2003, alleging that TI had violated the antitrust laws and had engaged in patent misuse with respect to their licensing of patents related to Asymmetric Digital Subscriber Line (ADSL) technology, and furthermore that TI had violated the antitrust laws by suppressing competition in ADSL technology (the Antitrust and Patent Misuse Claims). GlobespanVirata also alleged various violations of state law, including breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, and tortious interference with prospective economic advantage (the State Law Claims). TI brought counterclaims against GlobespanVirata, alleging that it had infringed certain TI patents and owed money damages for that infringement. Among other defenses to those claims of patent infringement, GlobespanVirata asserted that the patents were unenforceable because of patent misuse and furthermore that it was licensed to these patents under a license agreement between the Company and TI, as of the date that GlobespanVirata merged into the Company.

In the litigation, the District Court in New Jersey previously bifurcated the Antitrust and Patent Misuse Claims and the State Law Claims brought by GlobespanVirata and the patent counterclaims brought by TI, and directed that the patent issues asserted by TI would be tried first, with the antitrust and patent misuse claims asserted by GlobespanVirata to be tried second. Trial of the patent issues was conducted during January 2006 and into early February 2006. On February 6, 2006, the jury rendered a verdict finding that GlobespanVirata had infringed three patents and that its infringement was willful. The jury awarded lost profits damages to TI of $60.5 million and reasonable royalty damages to TI of $51.5 million, for a total verdict of $112.0 million. As an alternative to the $112.0 million verdict, the jury was also instructed to provide a damages award through March 1, 2004 (roughly the effective date for GlobespanVirata’s argument that it was licensed under the Conexant-TI license agreement). For the period through March 1, 2004, the jury awarded lost profits damages to TI of $52.0 million and reasonable royalty damages of $45.0 million for a total of $97.0 million. TI also sought an award of prejudgment interest on any damages finally awarded.
At the conclusion of the patent infringement phase of the trial, the district judge declined to enter a judgment with respect to this jury verdict. This was because a second phase of this case remained to be tried — the Antitrust and Patent Misuse Claims and State Law Claims asserted by GlobespanVirata against TI. Trial of that second phase was scheduled for October 2006. Thus, at that stage, there was no enforceable judgment against GlobespanVirata. If GlobespanVirata were to subsequently prevail on its Antitrust and Patent Misuse Claims in the subsequent phase of the litigation, the patent damages award to TI would have been barred in whole or in substantial part, and GlobespanVirata could have been entitled to the recovery of damages and attorneys’ fees from TI if it had prevailed on its Antitrust and Patent Misuse Claims and/or its State Law Claims.
On March 3, 2006 the District Court issued an order granting TI’s motion to dismiss certain of GlobespanVirata’s antitrust claims. The court dismissed four counts of GlobespanVirata’s complaint relating to certain defined ADSL markets. The court also dismissed GlobespanVirata’s claims alleging that TI’s patent licensing practices constituted per se unlawful tying under the antitrust laws.
On May 5, 2006, the Company announced that it had reached a definitive agreement with TI that settles all aspects of this dispute. Under the terms of the settlement agreement, the Company made a lump-sum payment of $70.0 million to TI during the three months ended June 30, 2006 (see Note 11). The agreement resolves the alleged past infringement of ADSL patents by GlobespanVirata products and provides a fully paid-up, going-forward license for these products under a previously existing 2003 agreement between the Company and TI. In addition, the Company’s patent license with TI was amended to make it clear that the previous agreement extends to all xDSL products.
Class Action Suits – In December 2004 and January 2005, the Company and certain of its current and former officers and directors were named as defendants in several complaints seeking monetary damages filed on behalf of all persons who purchased the Company’s common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934 by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases were consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al. (Witriol), are being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation. On September 1, 2005, the defendants filed their motion to dismiss the case. On November 23, 2005, the court granted the plaintiff’s motion to file a second amended complaint, which was filed on December 5, 2005. The defendants filed an amended motion to dismiss the case on February 6, 2006. Plaintiffs filed their opposition on April 24, 2006, and defendants’ reply was filed on June 14, 2006. On December 4, 2006, the court dismissed the second amended complaint. Two claims were dismissed with prejudice, while the third was dismissed without prejudice.
In addition, in February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period.

This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006. As of the end of October 2006, the appellate issues have been fully briefed by the parties.
Shareholder Derivative Suits – In January 2005, the Company and certain of its current and former directors and officers were named as defendants in purported shareholder derivative actions seeking monetary damages (now consolidated) in the California Superior Court for the County of Orange, alleging that the defendants breached their fiduciary duties, abused control, mismanaged the Company, wasted corporate assets and unjustly enriched themselves. A similar lawsuit was filed in the U.S. District Court of New Jersey in May 2005. On July 28, 2005, the California court approved a stay of the actions filed in California pending the outcome of the motion to dismiss in the Witriol case. The Company has negotiated a similar stay agreement with the plaintiffs in the New Jersey case, which has also been approved by the New Jersey court. Pursuant to the stay agreements, in the event that the parties in the Witriol case engage in any negotiations, plaintiffs’ counsel in the derivative cases will be kept informed. The defendants believe the charges in these cases are without merit and intend to vigorously defend the litigation.
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
Other
The Company has been designated as a potentially responsible party and is engaged in groundwater remediation at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company. In addition, the Company is engaged in remediation of groundwater contamination at its former Newport Beach, California wafer fabrication facility. Management currently estimates the aggregate remaining costs for these remediations to be approximately $2.1 million and has accruals for these costs in the accompanying consolidated balance sheets.
In connection with certain non-marketable equity investments, with carrying values totaling $7.4 million, the Company may be required to invest up to an additional $4.2 million as of September 29, 2006. These additional investments are subject to capital calls, and a decision by the Company not to participate could result in an impairment of the existing investments.

9. Shareholders’ Equity
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
Stock Option Plans
The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of September 29, 2006, approximately 55.9 million shares are available for grant under the stock option and long-term incentive plans. Stock options are generally granted with exercise prices of not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.
On November 12, 2004, the Company commenced an offer to its employees to voluntarily exchange certain outstanding stock options. Under the terms of the offer, employees holding stock options having exercise prices equal to or greater than $5.00 per share could exchange their options for new options to purchase an equal number of shares of the Company’s common stock (subject to adjustment in certain circumstances). Employees accepting the exchange offer were also required to exchange all options granted within six months of the exchange offer, regardless of the exercise price. The offering period expired on December 13, 2004 and approximately 32.7 million stock options, with a weighted-average exercise price of $8.00 per share, were tendered to the Company, accepted and cancelled. The Company offered to grant new options to the affected employees, on a one-for-one basis, at a date that was at least six months and one day after the acceptance of the old options for exchange and cancellation. The exercise price of the new options was equal to the closing market price of the Company’s common stock on such date. If the cancelled options were granted on or before December 31, 2002 or the eligible employee is a senior executive of the Company, the new options will vest in three equal installments on the first, second and third anniversaries of the grant date; otherwise the new options will vest 50% on the first anniversary of the grant date and 25% on each of the second and third anniversaries of the grant date.
On June 14, 2005, the Company granted new options to purchase an aggregate of 31.0 million shares of its common stock at an exercise price of $1.49 per share (based on the closing market price of the Company’s common stock on the grant date), with vesting provisions as described above.
In connection with the Company’s merger with GlobespanVirata in February 2004 (see Note 2), the Company issued 43.6 million options to purchase Conexant common stock in exchange for the stock options former GlobespanVirata employees held to purchase GlobespanVirata common stock, and in December 2004, the Company issued 0.6 million options to purchase the Company’s common stock in exchange for the stock options former Paxonet employees held to purchase Paxonet common stock (see Note 2).

A summary of stock option activity follows (shares in thousands):

	Fiscal Year Ended
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	111,195	$2.81	127,120	$4.78	81,089	$3.02
Granted	15,692	2.66	35,342	1.51	19,984	7.16
Assumed/exchanged in business combinations	—	—	590	0.87	43,602	3.45
Exercised	(7,886)	1.95	(831)	1.23	(8,015)	2.73
Cancelled	(15,219)	4.17	(51,026)	5.65	(9,540)	9.74

Outstanding at end of year	103,782	2.65	111,195	2.81	127,120	4.78

Exercisable at end of year	72,513	2.88	72,235	3.34	83,024	4.57

The following table summarizes stock options outstanding at September 29, 2006 (shares in thousands):

	Outstanding			Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price
$0.20 – 0.86	521	2.77	$0.60	443	$0.64
1.03 – 1.49	32,922	5.35	1.47	18,639	1.47
1.50 – 1.99	3,063	6.64	1.72	1,024	1.71
2.00 – 2.49	3,878	3.34	2.34	2,916	2.38
2.50 – 2.99	41,063	4.11	2.69	28,663	2.69
3.00 – 3.49	15,016	3.92	3.41	14,513	3.42
3.51 – 4.96	3,497	5.54	3.99	2,745	4.00
5.02 – 9.93	3,252	2.39	6.62	3,001	6.60
10.06 – 96.93	570	2.61	25.95	569	25.97

	103,782			72,513

At September 29, 2006, of the 103.8 million stock options outstanding, approximately 78.5 million options were held by current employees and directors of the Company, and approximately 25.3 million options were held by employees of Rockwell, a former Rockwell business, or a former business of the Company (i.e., Mindspeed, Skyworks, Jazz) who remain employed by one of these businesses. At September 29, 2006, the options outstanding had an aggregate intrinsic value of $19.0 million and a weighted-average remaining contractual life of 4.50 years. At September 29, 2006, the options exercisable had an aggregate intrinsic value of $10.8 million and a weighted-average remaining contractual life of 3.47 years.
The weighted average grant-date fair values of options granted during fiscal 2006, 2005 and 2004 were $1.74 per share, $1.04 per share and $4.91 per share, respectively. The total intrinsic values of options exercised during fiscal 2006, 2005 and 2004 were $8.9 million, $0.4 million and $24.7 million, respectively. The total cash received from employees as a result of stock option exercises was $15.1 million during fiscal 2006.
At September 29, 2006, the total unrecognized fair value compensation cost related to unvested stock options and employee stock purchase plan awards was $27.5 million, which is expected to be recognized over a remaining weighted average period of approximately 2.6 years.
Restricted Stock
The Company’s long-term incentive plans also provide for awards of restricted shares of common stock and other stock-based incentive awards to officers and other employees and certain non-employees of the Company. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed period (generally within four years of the date of award) or, in certain cases, if prescribed performance criteria are not met. No shares of restricted stock were granted in fiscal 2006, 2005 or 2004.

Directors Stock Plan
The Company has a Directors Stock Plan which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the Directors Stock Plan, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. During fiscal 2006, no shares of common stock were issued under the Directors Stock Plan, and during fiscal 2005 and 2004, approximately 8,400 and 21,000 shares, respectively, were issued under the Directors Stock Plan. During fiscal 2006, 2005, and 2004, the Company issued approximately 160,000, 180,000, and 380,000 stock options, respectively, under the Director Stock Plan. As of September 29, 2006, an aggregate of approximately 471,000 shares of the Company’s common stock are available for grant under the Directors Stock Plan.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (ESPP) which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or on the purchase date. Under the ESPP, employees may authorize the Company to withhold up to 15% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 2,000 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally 6 months in duration, but may be terminated earlier under certain circumstances. During fiscal 2006, 2005, and 2004, the Company issued 3.8 million, 4.4 million and 4.0 million shares of common stock under the ESPP at weighted-average prices per share of $1.59, $1.35 and $1.88, respectively. The weighted average fair values of the employees’ purchase rights granted in fiscal 2006, 2005 and 2004 were $0.96 per share, $0.58 per share, and $0.85 per share using the Black-Scholes-Merton model. At September 29, 2006, an aggregate of 23.6 million shares of the Company’s common stock are reserved for future purchases under the ESPP, of which 17.5 million shares become available in 2.5 million share annual increases, subject to the Board of Directors selecting a lower amount.
Performance Shares Plan
In fiscal 2002, the Company reserved 4.0 million shares of common stock for issuance under an employee performance shares plans. During fiscal 2006, the Company issued performance shares at a fair value of $2.16 per share to an executive in satisfaction of his fiscal 2005 performance share award granted under his employment agreement. The total fair value of the award was $0.6 million and was paid with 154,879 shares of common stock and cash. During fiscal 2004, the Company issued 0.3 million shares of common stock at a weighted-average price of $6.31 per share under employee performance plans.
At September 29, 2006, approximately 3.0 million shares of the Company’s common stock are available for issuance under this plan, excluding approximately 0.3 million shares reserved for issuance under the executive’s performance award granted in February 2006.
10. Employee Benefit Plans
Retirement Savings Plans
The Company sponsors 401(k) retirement savings plans that allow eligible U.S. employees to contribute a portion of their compensation, on a pre-tax or after-tax basis, subject to annual limits. The Company may match employee contributions in whole or part up to specified levels, and the Company may make an additional discretionary contribution at fiscal year-end, based on the Company’s performance. Prior to June 4, 2004, all Company contributions to the retirement savings plans were invested in shares of the Company’s common stock and were vested immediately. Since June 4, 2004, Company contributions are made in cash, and are allocated based on the employee’s current investment elections. Participants may choose to purchase shares of the Company’s common stock as one of their investment options in the plan. Expense under the retirement savings plans was $4.3 million, $5.2 million, and $4.8 million for fiscal 2006, 2005 and 2004, respectively.
Retirement Medical Plan
The Company has a retirement medical plan which covers certain of its employees and provides for medical payments to eligible employees and dependents upon retirement. At the time of the spin-off from Rockwell, the Company ceased offering retirement medical coverage to active salaried employees. Effective January 1, 2003, the Company elected to wind-down this plan, and it will be phased out after December 31, 2007. Retirement medical expense (credit), consisting principally of interest accrued on the accumulated retirement medical obligation and the effects of the wind-down of the plan beginning in fiscal 2003, was approximately $(3.3) million, $(3.4) million and $(3.2) million in fiscal 2006, 2005 and 2004, respectively. Future benefit payments are expected to be $0.3 million and $0.1 million for fiscal 2007 and fiscal 2008, respectively. No payments are expected beyond fiscal 2008.
The following tables represent activity for the Retirement Medical Plan (in thousands):

	Fiscal Year Ended
	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$1,624	$1,925
Interest cost	35	44
Plan participants’ contributions	972	1,215
Plan amendments	—	695
Actuarial (gain) loss	(546)	9
Benefits paid	(1,710)	(2,264)

Benefit obligation at end of year	$375	$1,624

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	738	1,049
Plan participants’ contributions	972	1,215
Benefits paid, including expenses	(1,710)	(2,264)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status to accrued benefit cost:
Funded status	$(375)	$(1,624)
Unrecognized net actuarial loss	2,251	4,906
Unrecognized prior service cost	(6,967)	(12,541)
Adjustment for fourth quarter contributions	76	220

Accrued benefit cost	$(5,015)	$(9,039)

Weighted average assumptions for benefit obligations:
Measurement date	06/30/06	06/30/05
Discount rate	6.25%	3.00%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

Weighted average assumptions for net periodic benefit costs:
Discount rate	3.00%	3.00%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

Components of net periodic benefit cost:
Interest cost	$36	$44
Amortization of prior service costs	(5,574)	(5,295)
Recognized net actuarial loss	2,108	1,882

Net periodic benefit cost	$(3,430)	$(3,369)

Pension Plans
In connection with a restructuring plan initiated in September 1998, the Company offered a voluntary early retirement program (VERP) to certain salaried employees. Pension benefits under the VERP are paid from a newly established pension plan (the VERP Plan) of Conexant. Benefits payable under the VERP Plan are equal to the excess of the total early retirement pension benefit over the vested benefit obligation retained by Rockwell under a pension plan sponsored by Rockwell prior to Rockwell’s spin-off of the Company. The Company also has certain pension plans covering its non-U.S. employees and retirees.
The following tables represent activity for the VERP Plan (in thousands):

	Fiscal Year Ended
	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$24,440	$22,307
Interest cost	1,178	1,333
Actuarial (gain) loss	(2,491)	2,757
Benefits paid	(1,912)	(1,957)

Benefit obligation at end of year	$21,215	$24,440

Change in plan assets:
Fair value of plan assets at beginning of year	$15,627	$14,178
Actual return on plan assets	656	1,013
Employer contributions	2,162	2,423
Benefits paid, including expenses	(1,912)	(1,987)

Fair value of plan assets at end of year	$16,533	$15,627

Reconciliation of funded status to net amounts recognized:
Funded status	$(4,682)	$(8,813)
Unrecognized net actuarial loss	6,730	9,118
Adjustment for fourth quarter expenses	(105)	(244)
Adjustment for fourth quarter contributions	884	1,231

Net amount recognized	$2,827	$1,292

Amounts recognized in the statement of financial position:
Accrued benefit liability	$(3,798)	$(7,582)
Accumulated other comprehensive loss	6,625	8,874

Net amount recognized	$2,827	$1,292

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$21,215	$24,440
Accumulated benefit obligation	21,215	24,440
Fair value of plan assets at end of year	16,533	15,627

Weighted average assumptions for benefit obligations:
Measurement date	06/30/06	06/30/05
Discount rate	6.23%	5.00%
Expected long-term return on plan assets	7.00%	4.00%
Rate of compensation increase	N/A	N/A

Weighted average assumptions for net periodic benefit costs:
Discount rate	5.00%	6.25%
Expected return on plan assets	7.00%	4.00%
Rate of compensation increase	N/A	N/A

Unfunded accumulated benefit obligation:
Accumulated benefit obligation	$21,215	$24,440
Fair value of plan assets at end of year	16,533	15,627
Increase (decrease) in minimum liability included in other comprehensive loss	(2,249)	2,173

	Fiscal Year Ended
	2006	2005
Components of net periodic benefit cost:
Interest cost	$1,178	$1,333
Expected return on plan assets	(1,082)	(576)
Recognized net actuarial loss	323	219

Net periodic benefit cost	$419	$976

Weighted average asset allocation:
Equity securities	69.1%	67.4%
Debt securities	21.2%	31.6%
Other	9.7%	1.0%

Total	100.0%	100.0%

Expected benefit payouts during fiscal year ending:
2007	$1,816
2008	1,759
2009	1,716
2010	1,689
2011	1,659
Thereafter	8,017
The Company’s expected contribution to the plan for fiscal 2007 is $0.9 million. Net pension expense was approximately $0.4 million, $1.0 million and $1.2 million for fiscal 2006, 2005 and 2004, respectively.
11. Special Charges
Special charges consist of the following (in thousands):

	Fiscal Year Ended
	2006	2005	2004
Litigation charges	$70,000	$3,255	$3,000
Restructuring charges	3,259	28,049	9,264
Integration charges (credits)	(400)	7,748	7,310
Asset impairments	85	3,761	5,435
Other special charges	300	3,164	7,792

	$73,244	$45,977	$32,801

Litigation Charges
The Company recorded a $70.0 million charge during fiscal 2006 related to the settlement agreement with Texas Instruments. See Note 8 for further information regarding the litigation with Texas Instruments. The $3.3 million and $3.0 million litigation charges in fiscal 2005 and 2004, respectively, relate to the settlements of other intellectual property litigation.
Restructuring Charges
The Company has implemented a number of cost reduction initiatives since late fiscal 2001 to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions. The costs and expenses associated with the restructuring activities, except for the liabilities associated with the Fiscal 2004 Merger Related Reorganization Plan (described below) that related to the employees and facilities of GlobespanVirata, are included in special charges in the Company’s consolidated statements of operations. The costs and expenses that relate to the employees and facilities of GlobespanVirata have been recorded as acquired liabilities in the merger and included as part of the purchase price allocation in accordance with SFAS No. 141 and EITF 95-3. In May 2004, the GlobespanVirata subsidiary was renamed Conexant, Inc.

Fiscal 2006 Restructuring Action – In April 2006 and November 2005, the Company announced operating site closures and workforce reductions. In total, the Company notified approximately 130 employees of their involuntary termination. During fiscal 2006, the Company recorded total charges of $4.4 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who have been offered and have commenced the relocation process. Additionally, the Company recorded charges of $0.5 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As a result, the Company recorded the present value of the future lease obligations, in excess of the expected future sublease income, using a discount rate of 8.0%, and will accrete the remaining amounts into expense over the remaining term of the lease.
Activity and liability balances recorded as part of the Fiscal 2006 Restructuring Action through September 29, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$4,396	$468	$4,864
Cash payments	(3,180)	(76)	(3,256)

Restructuring balance, September 29, 2006	$1,216	$392	$1,608

Fiscal 2005 Restructuring Action – In November 2004, the Company announced plans to further reduce its operating expense level by the end of 2005. The components of this plan were a shift of product development resources to lower-cost regions and cost savings from continued merger-related sales, general and administrative consolidation. During fiscal 2005, the Company announced several operating site closures and workforce reductions. In total, the Company notified approximately 255 employees of their involuntary termination, including approximately 175 domestic and 80 international employees. The Company recorded charges of $19.7 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who have been offered and have commenced the relocation process. Additionally, the Company has recorded charges of $7.2 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The facility charges were determined in accordance with the provisions of SFAS No. 146. As a result, the Company recorded the present value of the future lease obligations, in excess of the expected future sublease income, using a discount rate of 8.0%, and will accrete the remaining amounts into expense over the remaining terms of the leases. The non-cash facility accruals include $7.0 million of reclassifications of the deferred gains on the previous sale-leaseback of two facilities and $6.6 million of reclassifications from earlier restructuring actions for another facility. During fiscal 2006, the Company increased its facilities related charges by $1.0 million as a result of the accretion of rent expense and recorded a $2.8 million net reduction of workforce related charges primarily due to a revised estimate of the remaining severance and termination benefits costs to be paid.
Activity and liability balances recorded as part of the Fiscal 2005 Restructuring Action through September 29, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$19,708	$7,244	$26,952
Non-cash items	(46)	13,629	13,583
Cash payments	(16,118)	(1,535)	(17,653)

Restructuring balance, September 30, 2005	3,544	19,338	22,882
Charged (credited) to costs and expenses	(2,760)	1,030	(1,730)
Reclassification to accrued compensation and benefits and other	1,844	55	1,899
Cash payments	(2,432)	(5,135)	(7,567)

Restructuring balance, September 29, 2006	$196	$15,288	$15,484

Fiscal 2004 Restructuring Actions – The Company approved several restructuring plans during fiscal 2004. In connection with its merger with GlobespanVirata, the Company began to formulate a plan which included workforce reductions and facility consolidation actions. This plan was communicated at the time of the merger and has been completed (the Fiscal 2004 Merger Related Restructuring and Reorganization Plans). During the fourth quarter of fiscal 2004, the Company announced additional workforce reduction and facility consolidation actions in response to lower than anticipated revenue levels.
In connection with the merger with GlobespanVirata, Inc., the Company began to formulate the 2004 Merger Related Reorganization Plan which consisted primarily of workforce reductions to eliminate redundant positions and consolidation of worldwide facilities. The portions of the plan that pertained to Conexant, Inc. employees and facilities were recorded as acquired liabilities in the merger and included as part of the purchase price allocation, in accordance with SFAS No. 141 and EITF 95-3. This plan consisted of an involuntary workforce reduction which affected approximately 35 employees of Conexant, Inc. These employees were located in the United States in sales and administrative functions. The charge associated with these workforce reductions of approximately $1.3 million was based upon estimates of the severance benefits for the affected employees, in addition to relocation benefits for others. The facility consolidation plan resulted in an initial charge of $13.5 million and included assumptions regarding sublease rates and time periods and other costs to prepare and sublease the applicable spaces. Additionally, at the date of the merger, there had been a decline in the real estate market in certain geographic regions in which Conexant, Inc. had leased facilities. A portion of the facilities related charges represent adjustments to the fair market value rates of those leases. These non-cancelable lease commitments ranged from near term to 17 years in length. In fiscal 2004, the Company reduced the original facility consolidation charge by approximately $3.6 million and increased the workforce related charge by approximately $0.2 million as a result of finalizing the Fiscal 2004 Merger Related Reorganization Plan and recorded these changes as adjustments to the purchase price allocation (goodwill). In fiscal 2005, as a result of finalizing the facilities consolidation actions, the Company reduced its facilities reserves by a total of $1.2 million as adjustments to the purchase price allocation (goodwill). Additionally, in fiscal 2005, as a result of the final closure of a facility in Europe, $3.7 million of reserves were transferred from the Fiscal 2004 Merger Related Reorganization Plan to the Fiscal 2005 Restructuring Action.
Activity and liability balances recorded as part of the Fiscal 2004 Merger Related Reorganization Plan pertaining to Conexant, Inc. employees and facilities through September 29, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Recorded in purchase price allocation	$1,300	$13,509	$14,809
Adjusted to purchase price allocation	210	(3,554)	(3,344)
Cash payments	(536)	(788)	(1,324)

Restructuring balance, October 1, 2004	974	9,167	10,141
Adjusted to purchase price allocation	12	(4,967)	(4,955)
Cash payments	(986)	(855)	(1,841)

Restructuring balance, September 30, 2005	—	3,345	3,345
Credited to costs and expenses	—	(55)	(55)
Cash payments	—	(603)	(603)

Restructuring balance, September 29, 2006	$—	$2,687	$2,687

The portion of the 2004 restructuring actions pertaining to Conexant Systems, Inc. employees and facilities was recorded to special charges during fiscal 2004 (the Fiscal 2004 Merger Related Restructuring Plan). Approximately 90 employees in the sales and administrative and information technology areas were involuntarily terminated shortly after the completion of the merger, resulting in initial charges of $1.9 million, which were based upon estimates of severance benefits for the affected employees. These employees left the Company through December 2004. Additionally, in fiscal 2004, the Company recorded restructuring charges of $1.9 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated.
During the fourth quarter of fiscal 2004, the Company announced additional workforce reduction actions in response to lower than anticipated revenue levels. The Company recorded an additional $5.1 million based on the estimates of the cost of severance benefits for the affected employees. An additional $1.5 million of net severance benefits was earned in fiscal 2005 based on the passage of time in the notification period, net of resignations and favorable adjustments of final settlement amounts. In total, the Company notified approximately 230 employees of their involuntary termination, including approximately 180 domestic and 50 international employees. The workforce reductions affected employees in all areas of the business and are complete.

Activity and liability balances recorded as part of the Fiscal 2004 Merger Related Restructuring Plan pertaining to Conexant Systems, Inc. employees and facilities and the additional fourth quarter of fiscal 2004 restructuring action through September 29, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$7,066	$1,877	$8,943
Cash payments	(2,368)	(281)	(2,649)

Restructuring balance, October 1, 2004	4,698	1,596	6,294
Charged (credited) to costs and expenses	1,504	(11)	1,493
Cash payments	(6,137)	(754)	(6,891)

Restructuring balance, September 30, 2005	65	831	896
Charged (credited) to costs and expenses	216	(37)	179
Cash payments	(281)	(719)	(1,000)

Restructuring balance, September 29, 2006	$—	$75	$75

Fiscal 2003 Corporate Restructuring Plan – In the fourth quarter of fiscal 2003, the Company initiated a workforce reduction, closed a design center and consolidated some facilities. The Company involuntarily terminated employees in the sales and administration areas and recorded charges aggregating $1.2 million in fiscal 2003 based upon estimates of the cost of severance benefits for the affected employees. The Company also recorded restructuring costs of $2.8 million in fiscal 2003 related to the consolidation of certain facilities under non-cancelable leases which were vacated. In fiscal 2005, as a result of favorable sublease experience, the Company reduced its facilities reserve by $1.0 million.
Activity and liability balances related to the Fiscal 2003 Corporate Restructuring Plan through September 29, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, October 3, 2003	$817	$2,830	$3,647
Charged to costs and expenses	269	98	367
Cash payments	(1,086)	(933)	(2,019)

Restructuring balance, October 1, 2004	—	1,995	1,995
Credited to costs and expenses	—	(950)	(950)
Cash payments	—	(329)	(329)

Restructuring balance, September 30, 2005	—	716	716
Charged to costs and expenses	—	82	82
Cash payments	—	(637)	(637)

Restructuring balance, September 29, 2006	$—	$161	$161

Fiscal 2002 Corporate and Manufacturing Restructuring Plan – During fiscal 2002, the Company initiated a reduction of its workforce throughout its operations primarily as a result of the divestiture of its Newport Beach wafer fabrication operations and the spin-off and merger of its wireless communications business with Alpha Industries, Inc. to form Skyworks. In connection with the Fiscal 2002 Corporate and Manufacturing Restructuring Plan, the Company terminated approximately 120 employees and recorded charges aggregating $2.4 million based upon estimates of the cost of severance benefits for the affected employees. The Company completed these actions in fiscal 2002. In addition, the Company recorded restructuring charges of $12.5 million for costs associated with the consolidation of certain facilities and commitments under license obligations that management determined would not be used in the future.
As part of the Fiscal 2002 Corporate and Manufacturing Restructuring Plan, during the first quarter of fiscal 2003, the Company initiated a further workforce reduction affecting 58 employees and recorded additional charges of $1.9 million based upon estimates of the cost of severance benefits for the affected employees. During the third quarter of fiscal 2003, the Company revised its estimate of liabilities for severance benefits and facility costs due to unfavorable sublease experience, and recorded an additional $1.5 million of restructuring expense. In the fourth quarter of 2003, the Company reversed $1.1 million of the estimated cost to settle the remaining commitment under a license obligation after its favorable resolution, and increased the estimate of remaining facility costs due to unfavorable sublease experience. In fiscal 2005, as a result of unfavorable sublease experience, the Company increased its facilities reserve by $0.6 million.
Activity and liability balances related to the Fiscal 2002 Corporate and Manufacturing Restructuring Plan through September 29, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, October 3, 2003	$498	$7,946	$8,444
Credited to costs and expenses	(46)	—	(46)
Cash payments	(452)	(3,949)	(4,401)

Restructuring balance, October 1, 2004	—	3,997	3,997
Charged to costs and expenses	—	554	554
Cash payments	—	(3,561)	(3,561)

Restructuring balance, September 30, 2005	—	990	990
Credited to costs and expenses	—	(81)	(81)
Cash payments	—	(861)	(861)

Restructuring balance, September 29, 2006	$—	$48	$48

As of September 29, 2006, the Company has remaining restructuring accruals of $20.1 million, of which $1.4 million relates to workforce reductions and $18.7 million relates to facility and other costs. Of the $20.1 million of restructuring accruals at September 29, 2006, $5.5 million is included in other current liabilities and $14.6 million is included in other non-current liabilities in the accompanying consolidated balance sheet as of September 29, 2006. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2007 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.
Integration Costs
During fiscal 2005 and 2004, the Company incurred $7.7 million and $7.3 million, respectively, of costs related to the integration efforts of the employees, customers, operations and other business aspects related to the merger with GlobespanVirata, Inc.
Asset Impairments
During fiscal 2005 and 2004, the Company recorded impairment charges of $3.8 million and $5.4 million, respectively, related to various operating assets which were determined to be redundant and no longer required as a result of restructuring activities. These assets have been abandoned.
Other Special Charges
During fiscal 2005, the Company recorded other special charges of $3.2 million, consisting of $2.3 million of non-employee stock option and warrant modification charges and $0.9 million other charges.
During fiscal 2004, the Company recorded other special charges of $7.8 million, consisting of $1.2 million of one-time executive bonuses which were contractually committed in the closing of the merger with GlobespanVirata, Inc., $0.8 million of stock option modification charges, and $5.8 million of other charges.

12. Other Expense (Income), Net
Other expense (income), net consists of the following (in thousands):

	Fiscal Year Ended
	2006	2005	2004
Investment and interest income	$(17,921)	$(6,457)	$(7,742)
Change in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated notes	—	—	6,292
Decrease (increase) in the fair value of derivative instruments	16,666	(7,147)	92,663
Impairment of equity securities	19,872	—	13,423
Realized gains on sales of equity securities	(4,414)	(91,285)	(24,071)
Losses (earnings) of equity method investments	8,164	10,642	(14,422)
Other, net	269	(1,166)	2,957

	$22,636	$(95,413)	$69,100

Other expense, net for fiscal 2006 was comprised of a $19.9 million charge for the other-than-temporary impairment of equity securities (including an $18.5 million charge related to the Company’s 6.2 million shares of Skyworks common stock), a $16.7 million decrease in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to a decline in Mindspeed’s stock price during fiscal 2006, and $8.2 million of losses from the Company’s equity method investments, partially offset by $17.9 million of investment and interest income and $4.4 million of gains on sales of equity securities. The $8.2 million of losses from equity method investments includes the Company’s share of Jazz’s expense related to the cancellation of the wafer supply and services agreement.
Other income, net for fiscal 2005 was primarily comprised of $91.3 million of gains on sales of equity securities (primarily from sales of approximately 5.9 million shares of SiRF Technologies Holdings, Inc.), a $7.1 million increase in the fair value of derivative instruments (primarily the Mindspeed warrant due to an increase in Mindspeed’s stock price during fiscal 2005), and $6.5 million of investment and interest income on invested cash balances, offset by $10.6 million of losses from the Company’s equity method investments.
Other expense, net for fiscal 2004 was comprised of a $92.7 million decrease in the fair value of derivative instruments (primarily the Mindspeed warrant due to a decline in Mindspeed’s stock price during fiscal 2004), a $13.4 million charge for the other-than-temporary impairment of certain non-marketable equity securities, and a $6.3 million decrease in the fair value of the conversion right under the Skyworks 15% convertible senior subordinated note prior to its conversion into Skyworks common stock in May 2004, which were partially offset by $24.1 million of gains on sales of equity securities (primarily from sales of approximately 2.5 million shares of SiRF subsequent to its initial public offering), $14.4 million of income from the Company’s equity method investments, and $7.7 million of investment and interest income on invested cash balances.
In fiscal 2004, an unrelated party repaid a $30.0 million note issued in connection with a previous equity investment in Jazz, in which the Company owned a 38% interest at the time. In accordance with SAB 51, the Company recognized an $11.4 million gain upon the payment of this note, which is included in equity in earnings of equity method investments. In fiscal 2004, the Company also recorded a charge of $13.4 million to write down the carrying values of certain non-marketable investments to their estimated fair values (in most cases, zero). The investments consisted of equity interests in early stage technology companies which the Company had accounted for under the cost method. Management estimated the fair value of these investments based upon available financial and other information, including then-current and projected business prospects for the subject companies, and determined that the decline in the fair value of these investments was other than temporary.

13. Related Party Transactions
Jazz Semiconductor, Inc.
As of September 29, 2006, the Company has an ownership interest in Jazz of approximately 42% (after giving effect to the transactions described below). In addition, two members of the Company’s Board of Directors, including its Chairman and Chief Executive Officer, also serve on the Board of Jazz. At September 29, 2006 and September 30, 2005, the Company had net payables to Jazz of $7.0 million and $9.4 million, respectively.
Merger Agreement – On September 26, 2006, Acquicor Technology Inc. and its wholly owned subsidiary, Joy Acquisition Corp., entered into an Agreement and Plan of Merger with Jazz and TC Group, L.L.C., as stockholders’ representative, pursuant to which Joy Acquisition Corp. will merge with and into Jazz, and Jazz will become a wholly owned subsidiary of Acquicor. Completion of the merger, which is subject to certain conditions precedent, is expected to occur in the first quarter of calendar 2007.
The proposed merger is an all-cash transaction valued at $260.0 million, subject to adjustment based on Jazz’s working capital and possible future contingent payments. Upon completion of the merger, the Company expects to receive its proportionate share of the net proceeds for its ownership interest in Jazz, subject to the foregoing adjustments. In addition, the Company and the other current Jazz stockholders have agreed to provide Acquicor with financing in an aggregate amount of up to $80.0 million, in proportion to each stockholder’s equity interest in Jazz, to fund, under certain circumstances, a shortfall in Acquicor’s financing for the merger.
Wafer and Probe Services Purchases – The Company entered into a five-year wafer supply and services agreement with Jazz in March 2002, under which it was provided with $60.0 million of credits to be used during the third, fourth and fifth years of the agreement to offset any increases in the contract prices for wafers purchased by the Company during those years. Through June 2006, the Company had not realized any of these credits because Jazz did not increase the contract price of wafers sold pursuant to the agreement. During the first three years of the wafer supply and services agreement, the Company was obligated to purchase a minimum volume of wafers and, in each year, it purchased more than the specified minimum volume. In addition, following the expiration of the agreement, the Company had the right to apply up to an aggregate of $20.0 million of unused credits to wafer purchases, limited in amount to $400 per wafer, regardless of price. Through June 2006, the Company had not accrued for any of these future credits, as they were neither probable nor reasonably estimable at that time. In June 2006, the Company and Jazz entered into a wafer supply termination agreement in which both parties agreed to terminate the wafer supply and services agreement. In connection with the termination agreement, Jazz agreed to (i) issue 7,583,501 shares of their series B common stock to the Company and (ii) forgive $1.2 million owed to Jazz by the Company for the reimbursement of property taxes previously paid by Jazz. The number of Jazz shares issued to the Company will be adjusted, up or down, if Jazz engages in a liquidity event prior to June 26, 2007 that values the price per share of their common stock at a price lower or higher, respectively, than $2.16, such that the Company will have received Jazz shares with an aggregate value of $16.3 million, based on the value of a share of common stock in the liquidity event. A liquidity event includes Jazz’s issuance of equity securities for cash consideration in a public offering or a merger or similar transaction in which they undergo a change of control. As a result of the termination agreement, the Company is no longer entitled to use any wafer credits provided to it under the original agreement. The Company recognized a gain of $17.5 million, which was recorded as a reduction of cost of goods sold, during fiscal 2006 as a result of the termination agreement. The Company also recorded its share of Jazz’s expense related to the termination agreement as a component of losses of equity method investments, which is included in other expense (income), net in the accompanying consolidated statement of operations for fiscal 2006.
During fiscal 2006, 2005 and 2004, the Company purchased wafers and probe services from Jazz totaling $51.8 million, $49.4 million and $72.2 million, respectively.

Lease Agreement – The Company also leases a fabrication facility to Jazz. During fiscal 2006, 2005 and 2004, the Company recorded income related to the Jazz lease agreement of $2.7 million, $3.6 million and $7.2 million, respectively. Payments received from Jazz for a portion of fiscal 2005 and for fiscal 2004 include the reimbursement of certain utilities expenses related to the fabrication facility that were paid by the Company.
Royalty Agreement – The Company has a royalty agreement with Jazz whereby Jazz pays the Company a royalty based on sales by Jazz of products manufactured using silicon-germanium (SiGE) process technology. During fiscal 2006, the Company recorded $0.5 million of royalty income from Jazz related to the royalty agreement.
Services Agreements – The Company has a transition services agreement and information technology services agreement with Jazz to provide certain services to Jazz for a specified period of time subsequent to the formation of Jazz. During fiscal 2006, 2005 and 2004, the Company recorded income related to the services agreements of $0.4 million, $1.7 million, and $5.8 million, respectively.
Mindspeed Technologies, Inc.
As of September 29, 2006, the Company holds a warrant to purchase 30 million shares of Mindspeed common stock at an exercise price of $3.408 per share exercisable through June 2013. In addition, three members of the Company’s Board of Directors, including its Chairman and Chief Executive Officer, also serve on the Board of Mindspeed. At both September 29, 2006 and September 30, 2005, the Company had a net receivable from Mindspeed of $0.1 million.
Credit Facility – In connection with the spin-off of the Mindspeed Technologies business in June 2003, the Company entered into a senior secured revolving credit facility pursuant to which Mindspeed could have borrowed up to $50.0 million for working capital and general corporate purposes. On December 2, 2004, the Company and Mindspeed amended the credit facility. On December 8, 2004, Mindspeed completed a $46.0 million convertible subordinated note offering, thereby terminating the credit facility in accordance with the amended agreement.
Lease Agreement – The Company subleases an office building to Mindspeed. Under the sublease agreement, Mindspeed pays amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. During fiscal 2006, 2005 and 2004, the Company recorded income related to the Mindspeed sublease agreement of $6.5 million, $5.3 million and $4.5 million, respectively, including payments of $4.0 million and $1.6 million in fiscal 2006 and 2005, respectively, that Mindspeed paid directly to the Company’s landlord.
Skyworks Solutions, Inc.
As of September 29, 2006, the Company holds 6.2 million shares of Skyworks’ common stock. In addition, two members of the Company’s Board of Directors, including its Chairman and Chief Executive Officer, also serve on the Board of Skyworks. At September 29, 2006, the Company had a net payable to Skyworks of $0.1 million. No significant amounts were due to or receivable from Skyworks at September 30, 2005.
Inventory and Assembly and Test Services Purchases – During fiscal 2006, 2005 and 2004, the Company purchased inventory from Skyworks totaling $1.9 million, $2.4 million and $2.7 million, respectively. The Company also purchased assembly and test services from Skyworks totaling $12.2 million and $33.3 million during fiscal 2005 and 2004, respectively. There were no assembly or test services purchases during fiscal 2006.
Notes Receivable – As of September 27, 2002, the Company held notes receivable from Skyworks with an aggregate principal amount of $180.0 million, including promissory notes for $150.0 million guaranteed by Skyworks and certain Skyworks subsidiaries and secured by substantially all of the assets of Skyworks (the Term Notes) and $30.0 million outstanding under the $100.0 million credit facility which the Company had made available to Skyworks. In November 2002, the Company restructured the financing agreements with Skyworks. Skyworks repaid $105.0 million of the principal amount and all accrued interest owed to the Company under the Term Notes and the remaining principal amount of the Term Notes was exchanged for $45.0 million principal amount of the Skyworks 15% convertible senior subordinated notes with a maturity date of June 30, 2005. Skyworks also repaid all amounts outstanding under the credit facility, the credit facility was cancelled and the Company released all security interests in Skyworks’ assets and properties.

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
Sublease Rent Share Agreement – The Company has an agreement with Skyworks whereby the Company pays Skyworks two-thirds of the sublease income it receives related to certain facilities. Payments to Skyworks totaled $0.6 million and $0.7 million during fiscal 2006 and 2005, respectively. No payments were made in fiscal 2004.
14. Segment Information
Net revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area were as follows (in thousands):

	Fiscal Year Ended
	2006	2005	2004
United States	$75,851	$70,192	$82,508
Other Americas	23,871	14,988	18,756

Total Americas	99,722	85,180	101,264

China	486,100	332,441	327,267
South Korea	105,541	48,825	41,668
Taiwan	62,985	96,026	140,257
Other Asia-Pacific	144,206	103,065	212,501

Total Asia-Pacific	798,832	580,357	721,693

Europe, Middle East and Africa	72,233	57,202	78,897

	$970,787	$722,739	$901,854

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For fiscal 2006, 2005, and fiscal 2004, no customer accounted for 10% or more of net revenues. Sales to the Company’s twenty largest customers represented approximately 67%, 64% and 59% of net revenues for the fiscal years ended September 29, 2006, September 30, 2005 and October 1, 2004, respectively.
Net revenues by product line were as follows (in thousands):

	Fiscal Year Ended
	2006	2005	2004
Broadband Access Products	$267,847	$192,038	$254,581
Broadband Media Processing Products	291,091	155,394	214,186
Universal Access Products	324,108	279,159	323,073
Wireless Networking Products and Other	87,741	96,148	110,014

	$970,787	$722,739	$901,854

Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	September 29,	September 30,
	2006	2005
United States	$90,095	$76,270
Asia-Pacific	17,943	6,845
Europe, Middle East and Africa	2,201	2,702

	$110,239	$85,817

15. Quarterly Results of Operations (Unaudited)
The following is a summary of the Company’s unaudited quarterly results of operations for fiscal 2006 and 2005 (in thousands, except per share data).

	Fiscal Quarter Ended
Fiscal 2006	Sep. 29, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 30, 2005
Net revenues	$245,863	$251,635	$242,583	$230,706
Gross margin	112,478	131,537	106,210	95,753
Net loss	(21,098)	(67,090)	(10,132)	(24,271)
Net loss per share, basic	(0.04)	(0.14)	(0.02)	(0.05)
Net loss per share, diluted	(0.04)	(0.14)	(0.02)	(0.05)

	Fiscal Quarter Ended
Fiscal 2005	Sep. 30, 2005	Ju1. 1, 2005	Apr. 1, 2005	Dec. 31, 2004
Net revenues	$214,916	$197,464	$169,738	$140,621
Gross margin	86,604	75,034	59,972	7,156
Net income (loss)	50,081	(32,166)	(73,187)	(120,718)
Net income (loss) per share, basic	0.11	(0.07)	(0.16)	(0.26)
Net income (loss) per share, diluted	0.10	(0.07)	(0.16)	(0.26)
In the three months ended June 30, 2006, the Company recorded a $17.5 million gain resulting from the cancellation of a wafer supply and services agreement with Jazz, which is included within cost of goods sold.
The Company adopted SFAS No. 123(R) on October 1, 2005. As a result, stock-based compensation expense included within cost of goods sold, research and development expense, and selling, general and administrative expense in fiscal 2006 is based on the fair value of all stock options and employee stock purchase plan shares. Stock-based compensation expense in fiscal 2005 is based on the intrinsic value of acquired or exchanged unvested stock options in business combinations, which is in accordance with previous accounting standards.
In the three months ended December 31, 2004, in response to lower market prices and reduced end-customer demand for our products, the Company recorded $45.0 million of inventory charges to establish additional excess and obsolete inventory reserves and lower of cost or market inventory reserves.
In all periods presented, the Company recorded special charges related to restructuring initiatives, litigation settlement and asset impairments, among other things.
16. Subsequent Events
Issuance of Floating Rate Senior Secured Notes
On November 13, 2006, the Company issued $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010. Proceeds from this issuance, net of fees, were approximately $268.1million. These notes bear interest at three-month LIBOR (reset quarterly) plus 3.75%, and interest is payable in arrears quarterly on each February 15, May 15, August 15 and November 15, beginning on February 15, 2007. The Company intends to use the net proceeds of this offering, together with available cash, cash equivalents and marketable securities on hand, to repay at maturity or otherwise retire its outstanding $456.5 million aggregate principal amount of convertible subordinated notes due February 2007. These notes rank equally in right of payment with all of the Company’s existing and future senior debt and senior to all of its existing and future subordinated debt. The notes are guaranteed by certain of the Company’s U.S. subsidiaries (the Subsidiary Guarantors). The guarantees rank equally in right of payment with all of the Subsidiary Guarantors’ existing and future senior debt and senior to all of the Subsidiary Guarantors’ existing and future subordinated debt. The notes and guarantees (and certain hedging obligations that may be entered into with respect thereto) are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Subsidiary Guarantors’ assets (other than accounts receivable and proceeds therefrom and subject to certain exceptions), including, but not limited to, the intellectual property, owned real property, plant and equipment now owned or hereafter acquired by the Company and the Subsidiary Guarantors.
Extension of Wachovia Credit Facility
On November 21, 2006, the Company’s $80.0 million credit facility with a bank, which was due to expire on November 28, 2006, was extended through November 28, 2007. The facility remains subject to additional 364-day renewal periods at the discretion of the bank.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of
  Conexant Systems, Inc.:
We have audited the accompanying consolidated balance sheets of Conexant Systems, Inc. and subsidiaries (the “Company”) as of September 29, 2006 and September 30, 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the three years in the period ended September 29, 2006. Our audits also included the financial statement schedule listed at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2006 and September 30, 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation during the year ended September 29, 2006 as a result of adopting Statement of Financial Accounting Standards No. 123(R), “Share-based Payment.”
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 29, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
December 11, 2006

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 29, 2006.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 29, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 29, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of
  Conexant Systems, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Conexant Systems, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 29, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 29, 2006 of the Company and our report dated December 11, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph referring to the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-based Payment.”
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
December 11, 2006

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report in that the registrant will file its definitive Proxy Statement for the Annual Meeting of Shareowners to be held on February 21, 2007 pursuant to Regulation 14A of the Exchange Act (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.
Item 10. Directors and Executive Officers of the Registrant
(a)	Executive Officers — See “Executive Officers” in Part I, Item 1 hereof.
(b)	Directors — The information required by this Item is incorporated herein by reference to the section entitled “Election of Directors” in the Proxy Statement.
(c)	Audit Committee Financial Expert — The board of directors has determined that D. Scott Mercer, Chairman of the Audit Committee, is an “audit committee financial expert” and “independent” as defined under applicable SEC and Nasdaq rules. The board’s affirmative determination was based, among other things, upon his extensive experience as chief financial officer of Western Digital Corporation and, prior to that, as Vice President, Finance, European Operations of Dell Inc.
(d)	We adopted our “Standards of Business Conduct,” a code of ethics that applies to all employees, including our executive officers. A copy of the Standards of Business Conduct is posted on our Internet site at www.conexant.com. In the event that we make any amendment to, or grant any waivers of, a provision of the Standards of Business Conduct that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.
(e)	Section 16(a) Beneficial Ownership Reporting Compliance – The information required by this Item is incorporated herein by reference to the section entitled “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the section entitled “Ratification of Selection of Independent Auditors – Principal Accounting Fees and Services” in the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of the Company for the fiscal year ended September 29, 2006 are included herewith:
(2) Supplemental Schedules

Page
Schedule II – Valuation and Qualifying Accounts	106
All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.
(3) Exhibits

Exhibits	Description
3-a-1	Amended and Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.a.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

3-a-2	Amended By-Laws of the Company, filed as Exhibit 3.(ii) to the Company’s Current Report on Form 8-K dated February 28, 2005, is incorporated herein by reference.

4-a-1	Rights Agreement dated as of November 30, 1998 by and between the Company and Mellon Investor Services, L.L.C. (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-68755), is incorporated herein by reference.

4-a-2	First Amendment to Rights Agreement dated as of December 9, 1999, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

4-b-1	Indenture dated as of February 1, 2000 between the Company and The Bank of New York Trust Company, N.A., as successor to Bank One Trust Company, National Association, as trustee, including the form of the Company’s 4% Convertible Subordinated Notes Due February 1, 2007 attached as Exhibit A thereto, filed as Exhibit 4.04 to the Company’s Registration Statement on Form S-4 (Registration No. 333-96033), is incorporated herein by reference.

4-b-2	Indenture dated as of March 7, 2006 by and between the Company and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association, as trustee, including the form of the Company’s 4% Convertible Subordinated Notes due March 1, 2026 attached as Exhibit A thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 8, 2006, is incorporated herein by reference.

Exhibits	Description
4-b-3	Indenture dated as of November 13, 2006 among the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee, including the form of the Company’s Floating Rate Senior Secured Note due 2010 attached as Exhibit A thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 16, 2006, is incorporated herein by reference.

4-b-4	Registration Rights Agreement dated as of November 13, 2006 by and among the Company, the subsidiary guarantors party thereto and J.P. Morgan Securities, Inc., on behalf of the initial purchasers, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 16, 2006, is incorporated herein by reference.

*10-a-1	Conexant Systems, Inc. 1998 Stock Option Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-24923), is incorporated herein by reference.

*10-a-2	Copy of resolution of the Board of Directors of the Company, adopted March 1, 1999, amending the Company’s 1998 Stock Option Plan, filed as Exhibit 10-b-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-a-3	Forms of Stock Option Agreements under Rockwell’s 1995 Long-Term Incentives Plan for options granted prior to December 3, 1997, filed as Exhibit 10-e-2 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are incorporated herein by reference.

*10-a-4	Forms of Stock Option Agreements under Rockwell’s 1995 Long-Term Incentives Plan for options granted between December 3, 1997 and August 31, 1998, filed as Exhibit 10-b-3 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), are incorporated herein by reference.

*10-a-5	Form of Stock Option Agreement under Rockwell’s 1995 Long-Term Incentives Plan for options granted on April 23, 1998, filed as Exhibit 10-b-4 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), is incorporated herein by reference.

*10-a-6	Form of Stock Option Agreement under Rockwell’s 1995 Long-Term Incentives Plan for options granted on August 31, 1998, filed as Exhibit 10-b-5 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), is incorporated herein by reference.

*10-a-7	Form of Stock Option Agreement under Rockwell’s Directors Stock Plan, filed as Exhibit 10-d to Rockwell’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 1-1035), is incorporated herein by reference.

*10-a-8	Copy of resolution of the Board of Directors of Rockwell, adopted November 6, 1996, adjusting outstanding awards under Rockwell’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 4-g-2 to Rockwell’s Registration Statement on Form S-8 (Registration No. 333-17055), is incorporated herein by reference.

*10-a-9	Copy of resolution of the Board of Directors of Rockwell, adopted September 3, 1997, adjusting outstanding awards under Rockwell’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 10-e-3 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 1-12383), is incorporated herein by reference.

*10-a-10	Copy of resolution of the Board of Directors of Rockwell, adopted December 2, 1998, assigning to the Company outstanding options to purchase shares of Company Common Stock, filed as Exhibit 4.f.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-70085), is incorporated herein by reference.

*10-a-11	Copy of resolution of the Board of Directors of the Company, adopted November 30, 1998, assuming outstanding options to purchase shares of Company Common Stock, filed as Exhibit 4.f.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-70085), is incorporated herein by reference.

Exhibits	Description
*10-b-1	Conexant Systems, Inc. 1999 Long-Term Incentives Plan, as amended, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-37918), is incorporated herein by reference.

*10-b-2	Copy of resolution of the Board of Directors of the Company, adopted April 20, 1999, amending the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10-c-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-b-3	Form of Stock Option Agreement under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

*10-b-4	Form of Restricted Stock Agreement (Performance Vesting) under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

*10-b-5	Form of Restricted Stock Agreement (Time Vesting) under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

*10-b-6	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on May 9, 2002, as amended June 13, 2002, in connection with the Skyworks Spin, filed as Exhibit 10-b-9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.

*10-b-7	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 13, 2002 in connection with the Skyworks Spin, filed as Exhibit 10-b-10 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.

*10-b-8	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed Spin, filed as Exhibit 10-b-11 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-b-9	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed Spin, filed as Exhibit 10-b-12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-c-1	Conexant Systems, Inc. Retirement Savings Plan, as amended, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-73142), is incorporated herein by reference.

*10-d-1	Copy of resolutions of the Board of Directors of the Company, adopted August 13, 1999 amending, among other things, the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10-e-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-e-1	Conexant Systems, Inc. Directors Stock Plan, as amended, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113395), is incorporated herein by reference.

*10-f-1	Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended, filed as Exhibit (D) (2) to the Company’s Amendment No. 2 to Schedule TO dated December 1, 2004, is incorporated herein by reference.

Exhibits	Description
*10-f-2	Resolutions adopted by the Board of Directors of the Company on February 25, 2004 with respect to the use of shares available under certain GlobespanVirata, Inc. stock plans for future grants under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, filed as Exhibit 4.5.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113595), is incorporated herein by reference.

*10-f-3	Form of Stock Option Agreement under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended, filed as Exhibit 10-f-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, is incorporated herein by reference.

*10-g-1	Conexant Systems, Inc. GlobespanVirata, Inc. 1999 Equity Incentive Plan, as amended, filed as Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113399), is incorporated herein by reference.

*10-h-1	Conexant Systems, Inc. GlobespanVirata, Inc. 1999 Supplemental Stock Option Plan, as amended, filed as Exhibit 4.5.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113399), is incorporated herein by reference.

*10-i-1	Conexant Systems, Inc. Amended and Restated GlobespanVirata, Inc. 1999 Stock Incentive Plan, as amended, filed as Exhibit 4.5.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113399), is incorporated herein by reference.

*10-j-1	Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-115983), is incorporated herein by reference.

*10-j-2	Form of Stock Option Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan, filed as Exhibit 10-j-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, is incorporated herein by reference.

*10-k-1	Employment Agreement dated December 15, 1998 filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

*10-k-2	Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10-k-1 hereto entered into by the Company and certain executives of the Company.

*10-k-3	Employment Agreement dated December 15, 1998 between the Company and D.W. Decker, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

*10-k-4	Employment Agreement dated as of December 18, 2002 by and between the Company and J.S. Blouin, filed as Exhibit 10-f-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-k-5	General Agreement dated as of September 30, 2003 by and between the Company and D.E. O’Reilly, filed as Exhibit 10-f-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-k-6	Employment Agreement between the Company and F.M. Rhodes dated as of January 15, 2004, filed as Exhibit 10.c to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

*10-k-7	Employment Agreement between the Company and D.E. O’Reilly dated as of January 15, 2004, filed as Exhibit 10.e to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

*10-k-8	Amendment dated as of February 27, 2004 to Employment Agreement between the Company and J.S. Blouin, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

*10-k-9	Employment Agreement between the Company and L.C. Brewster dated as of February 27, 2004, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

Exhibits	Description
*10-k-10	Amendment dated November 12, 2004 between the Company and F.M. Rhodes to Employment Agreement dated as of January 15, 2004 between the Company and F.M. Rhodes, filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated November 15, 2004, is incorporated herein by reference.

*10-k-11	Amended and Restated Employment Agreement by and between the Company and D.W. Decker, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 14, 2005, is incorporated herein by reference.

*10-k-12	D.W. Decker Performance Share Award Grant Letter and Terms and Conditions, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 9, 2005, is incorporated herein by reference.

*10-k-13	Amendment dated as of January 20, 2006 between the Company and F.M. Rhodes to Employment Agreement dated as of January 15, 2004, as amended, between the Company and F.M. Rhodes, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.

*10-k-14	Separation and Release Agreement dated as of July 5, 2006 by and between the Company and F.M. Rhodes, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 7, 2006, is incorporated herein by reference.

*10-l-1	Conexant Systems, Inc. 2001 Performance Share Plan and related Performance Share Award Terms and Conditions, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-73858), is incorporated herein by reference.

10-m-1	Contribution and Distribution Agreement dated as of December 16, 2001, as amended as of June 25, 2002, by and between the Company and Washington Sub, Inc. (excluding schedules) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-m-2	Employee Matters Agreement dated as of June 25, 2002 by and among the Company, Washington Sub, Inc. and Alpha Industries, Inc. (excluding schedules) filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-m-3	Tax Allocation Agreement dated as of June 25, 2002 by and among the Company, Washington Sub, Inc. and Alpha Industries, Inc. (excluding schedules) filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-n-1	Distribution Agreement dated as of June 25, 2003 by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10-n-2	Employee Matters Agreement dated as of June 27, 2003 by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10-n-3	Tax Allocation Agreement dated as of June 27, 2003 by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10-o-1	Capacity & Reservation Deposit Agreement dated as of March 20, 2000 by and between the Company and UMC Group (USA), filed as Exhibit 10-k-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-o-2	Amendment No. 1 to Capacity & Reservation Deposit Agreement dated as of March 24, 2000 between the Company and UMC Group (USA), filed as Exhibit 10-k-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.

10-o-3	Amendment No. 2 to Capacity & Reservation Deposit Agreement dated as of August 1, 2000 between the Company and UMC Group (USA), filed as Exhibit 10-k-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

Exhibits	Description
10-o-4	Amendment No. 3 to Capacity & Reservation Deposit Agreement dated as of May 17, 2001 between the Company and UMC Group (USA), filed as Exhibit 10-k-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-o-5	Amendment No. 4 to Capacity & Reservation Deposit Agreement dated as of August 24, 2001 between the Company and UMC Group (USA), filed as Exhibit 10-k-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-o-6	Foundry Agreement dated as of July 27, 2000 by and between the Company and UMC Group (USA), filed as Exhibit 10-k-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

*10-p-1	Form of Indemnity Agreement between the Company and the directors and certain executives of the Company, filed as Exhibit 10-q-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, is incorporated herein by reference.

*10-p-2	Schedule identifying agreements substantially identical to the Form of Indemnity Agreement constituting Exhibit 10-p-1 hereto entered into by the Company and the directors and certain executives of the Company.

*10-q-1	Summary of Non-Employee Director Compensation and Benefits.

10-r-1	Receivables Purchase Agreement dated as of November 29, 2005 by and between Conexant USA, LLC and the Company, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 1, 2005, is incorporated herein by reference.

10-r-2	Credit and Security Agreement dated as of November 29, 2005 by and between Conexant USA, LLC and Wachovia Bank, National Association, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 1, 2005, is incorporated herein by reference.

10-r-3	Servicing Agreement dated as of November 29, 2005 by and between the Company and Conexant USA, LLC, filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 1, 2005, is incorporated herein by reference.

10-r-4	Extension Letter Agreement dated November 21, 2006 by and among Wachovia Bank, National Association, the Company and Conexant USA, LLC with respect to the Receivables Purchase Agreement constituting Exhibit 10-r-1 hereto, the Credit and Security Agreement constituting Exhibit 10-r-2 hereto and the Servicing Agreement constituting Exhibit 10-r-3 hereto.

*10-s-1	Deferred Compensation Plan II effective January 1, 2005, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 5, 2006, is incorporated herein by reference.

10-t-1	Agreement and Plan of Merger dated as of September 26, 2006 by and among Acquicor Technology Inc., Joy Acquisition Corp., Jazz Semiconductor, Inc. and T.C. Group, L.L.C., as the stockholders’ representative, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 10, 2006, is incorporated herein by reference.

10-t-2	Stockholder Support Agreement dated as of September 26, 2006 by and among Acquicor Technology Inc., the Company, RF Micro Devices, Inc., Carlyle Partners III, L.P., CP III Coinvestment, L.P. and Carlyle High Yield Partners, L.P., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 10, 2006, is incorporated herein by reference.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

Exhibits	Description
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
(b) Exhibits
See subsection (a) (3) above.
(c) Financial Statement Schedules
See subsections (a) (1) and (2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on December 13, 2006.

CONEXANT SYSTEMS, INC.
By:	/s/ Dwight W. Decker
Dwight W. Decker
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on December 13, 2006 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Dwight W. Decker	Chairman of the Board and Chief Executive Officer

Dwight W. Decker	(Principal Executive Officer)

J. Scott Blouin*	Senior Vice President and Chief Financial Officer

J.Scott Blouin	(Principal Financial and Accounting Officer)

Donald R. Beall*	Director

Donald R. Beall

Steven J. Bilodeau*	Director

Steven J. Bilodeau

F. Craig Farrill*	Director

F. Craig Farrill

Balakrishnan S. Iyer*	Director

Balakrishnan S. Iyer

John W. Marren*	Director

John W. Marren

D. Scott Mercer*	Director

D. Scott Mercer

Jerre L. Stead*	Director

Jerre L. Stead

Giuseppe Zocco*	Director

Giuseppe Zocco

* By:	/s/ Dennis E. O’Reilly
Dennis E. O’Reilly, Attorney-in-Fact**
** By authority of the power of attorney filed as Exhibit 24 hereto

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Charged
	Balance at	(Credited)		Balance at
	Beginning	to Costs and	Deductions	End of
Description	of Year	Expenses	(1)	Year
Fiscal year ended September 29, 2006:
Allowance for doubtful accounts	$3,803	$(2,192)	$(769)	$842
Reserve for sales returns	5,789	134	(2,675)	3,248
Reserve for pricing allowances	5,400	(4,900)	—	500
Allowance for excess and obsolete inventories	44,833	3,048	(11,249)	36,632
Allowance for lower of cost or market inventories	6,739	(4,932)	(46)	1,761

Fiscal year ended September 30, 2005:
Allowance for doubtful accounts	$5,974	$(1,587)	$(584)	$3,803
Reserve for sales returns	9,474	24,179	(27,864)	5,789
Reserve for pricing allowances	2,500	2,900	—	5,400
Allowance for excess and obsolete inventories	23,319	30,080	(8,566)	44,833
Allowance for lower of cost or market inventories	—	14,004	(7,265)	6,739

Fiscal year ended October 1, 2004:
Allowance for doubtful accounts	$1,547	$4,475	$(48)	$5,974
Reserve for sales returns	1,891	14,504	(6,921)	9,474
Reserve for pricing allowances	1,500	1,000	—	2,500
Allowance for excess and obsolete inventories	25,177	4,463	(6,321)	23,319

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.

EXHIBIT INDEX

Exhibits	Description
*10-k-2	Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10-k-1 hereto entered into by the Company and certain executives of the Company.

*10-p-2	Schedule identifying agreements substantially identical to the Form of Indemnity Agreement constituting Exhibit 10-p-1 hereto entered into by the Company and the directors and certain executives of the Company.

*10-q-1	Summary of Non-Employee Director Compensation and Benefits.

10-r-4	Extension Letter Agreement dated November 21, 2006 by and among Wachovia Bank, National Association, the Company and Conexant USA, LLC with respect to the Receivables Purchase Agreement constituting Exhibit 10-r-1 hereto, the Credit and Security Agreement constituting Exhibit 10-r-2 hereto and the Servicing Agreement constituting Exhibit 10-r-3 hereto.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.