Form 10-Q
period 2006-12-29
CONEXANT SYSTEMS INC
filed 2007-02-07
CIK 1069353

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2006
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
Yes ☐  No ☑
As of January 26, 2007, there were 487,891,873 shares of the registrant’s common stock outstanding.

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
•	the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products;

•	the risk that the value of our common stock may be adversely affected by market volatility;

•	the substantial losses we have incurred recently;

•	general economic and political conditions and conditions in the markets we address;

•	continuing volatility in the technology sector and the semiconductor industry;

•	demand for and market acceptance of new and existing products;

•	successful development of new products;

•	the timing of our new product introductions and product quality;

•	our ability to anticipate trends and develop products for which there will be market demand;

•	the availability of manufacturing capacity;

•	pricing pressures and other competitive factors;

•	changes in product mix;

•	the risk that capital needed for our business and to repay our indebtedness will not be available when needed;

•	product obsolescence;

•	the ability of our customers to manage inventory;

•	our ability to develop and implement new technologies and to obtain protection for the related intellectual property;

•	the uncertainties of litigation, including claims of infringement of third-party intellectual property rights or demands that we license third-party technology, and the demands it may place on the time and attention of our management and the expense it may place on our company; and

•	possible disruptions in commerce related to terrorist activity or armed conflict, as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our other Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

CONEXANT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	December 29,	September 29,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$506,925	$225,626
Marketable securities	110,909	115,709
Restricted cash	8,800	8,800
Receivables, net of allowances of $635 and $842	129,539	123,025
Inventories	84,063	97,460
Other current assets	27,640	19,353

Total current assets	867,876	589,973

Property, plant and equipment, net	67,010	65,405
Goodwill	712,612	710,790
Intangible assets, net	72,219	76,008
Other assets	142,186	131,449

Total assets	$1,861,903	$1,573,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$456,500	$188,375
Short-term debt	80,000	80,000
Accounts payable	106,432	113,690
Accrued compensation and benefits	29,028	28,307
Other current liabilities	55,656	51,966

Total current liabilities	727,616	462,338

Long-term debt	525,000	518,125
Other liabilities	77,940	83,064

Total liabilities	1,330,556	1,063,527

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 488,872 and 486,482 shares issued; and 487,590 and 485,200 shares outstanding	4,889	4,866
Treasury stock: 1,282 shares, at cost	(5,823)	(5,823)
Additional paid-in capital	4,706,178	4,699,029
Accumulated deficit	(4,174,781)	(4,175,757)
Accumulated other comprehensive income (loss)	984	(12,096)
Shareholder notes receivable	(100)	(121)

Total shareholders’ equity	531,347	510,098

Total liabilities and shareholders’ equity	$1,861,903	$1,573,625

See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Fiscal Quarter Ended
	December 29,	December 30,
	2006	2005
Net revenues	$245,534	$230,706
Cost of goods sold (1)	136,045	134,953

Gross margin	109,489	95,753

Operating expenses:
Research and development (1)	71,450	64,359
Selling, general and administrative (1)	27,476	38,601
Amortization of intangible assets	6,238	7,907
Special charges	2,898	915

Total operating expenses	108,062	111,782

Operating income (loss)	1,427	(16,029)

Interest expense	(13,036)	(8,802)
Other income, net	13,056	1,276

Income (loss) before income taxes	1,447	(23,555)
Provision for income taxes	471	716

Net income (loss)	$976	$(24,271)

Net income (loss) per share — basic	$—	$(0.05)

Net income (loss) per share — diluted	$—	$(0.05)

Shares used in computing basic net income (loss) per share	485,957	474,043

Shares used in computing diluted net income (loss) per share	492,583	474,043

(1)	These captions include non-cash employee stock-based compensation expense as follows (see Note 1):

	Fiscal Quarter Ended
	December 29,	December 30,
	2006	2005
Cost of goods sold	$103	$298
Research and development	2,367	5,290
Selling, general and administrative	1,867	8,728
See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Fiscal Quarter Ended
	December 29,	December 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$976	$(24,271)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	5,846	4,433
Amortization of intangible assets	6,238	7,907
Credits for provision for bad debts, net	(237)	(1,010)
(Credits) charges for inventory provisions, net	(2,274)	1,724
Stock-based compensation	4,337	14,316
(Increase) decrease in fair value of derivative instruments	(3,042)	4,311
Losses of equity method investments	5	2,071
Gains on equity securities and other assets	(4,853)	(3,837)
Other items, net	(86)	188
Changes in assets and liabilities:
Receivables	(6,277)	3,664
Inventories	16,441	14,734
Accounts payable	(8,559)	(916)
Accrued expenses and other current liabilities	2,191	5,572
Other, net	(2,832)	1,134

Net cash provided by operating activities	7,874	30,020

Cash flows from investing activities:
Restricted cash	—	(7,500)
Purchases of marketable debt securities	(12,094)	(3,539)
Proceeds from sales and maturities of marketable debt securities	28,688	2,455
Purchases of equity securities	—	(984)
Proceeds from equity securities and other assets	436	4,664
Purchases of property, plant and equipment	(7,216)	(5,780)
Payments for acquisitions	(5,029)	—

Net cash provided by (used in) investing activities	4,785	(10,684)

Cash flows from financing activities:
Proceeds from short-term debt, net of expenses of $845 and $1,044	(845)	75,524
Proceeds from long-term debt, net of expenses of $7,779	267,221	—
Proceeds from issuance of common stock	2,243	1,664
Repayment of shareholder notes receivable	21	—

Net cash provided by financing activities	268,640	77,188

Net increase in cash and cash equivalents	281,299	96,524
Cash and cash equivalents at beginning of period	225,626	202,704

Cash and cash equivalents at end of period	$506,925	$299,228

See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
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
Liquidity — As of December 29, 2006, the Company had a total of $706.5 million aggregate principal amount of convertible subordinated notes outstanding, of which $456.5 million was due on February 1, 2007 and $250.0 million is due in March 2026. As of December 29, 2006, the Company also had $275.0 million aggregate principal amount of floating rate senior secured notes outstanding, which were issued in November 2006 and are due in November 2010. On February 1, 2007, the proceeds from the issuance of the floating rate senior secured notes, together with available cash, cash equivalents and marketable securities on hand, were used to repay the $456.5 million of convertible subordinated notes due February 2007.
The Company also has an $80.0 million credit facility with a bank, under which it had borrowed $80.0 million as of December 29, 2006. The term of this credit facility has been extended through November 28, 2007, and the facility remains subject to additional 364-day extensions at the discretion of the bank.
After the repayment of the $456.5 million of convertible subordinated notes on February 1, 2007, the Company had approximately $150.0 million of cash, cash equivalents and marketable securities to operate the business. The Company believes that its existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund its operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.
Interim Reporting — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as special charges, necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.
Fiscal Periods — The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2006 was a 52-week year, and fiscal 2007 will also consist of 52 weeks.
Supplemental Cash Flow Information — Cash paid for interest was $1.2 million and $4.9 million for the fiscal quarters ended December 29, 2006 and December 30, 2005, respectively. Cash paid for income taxes for the fiscal quarters ended December 29, 2006 and December 30, 2005 was $0.6 million and $0.4 million, respectively.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Revenue Recognition — The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the products are sold by the distributors to third parties. Revenue with respect to sales to customers to whom the Company has significant obligations after delivery is deferred until all significant obligations have been completed. The majority of the Company’s distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to reasonably estimate and establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.
The Company has many distribution customers for whom revenue is recognized upon its shipment of product to them, as the contractual terms provide for limited or no rights of return. The Company defers the recognition of revenue on sales to certain other distribution customers for whom the Company was unable to enforce its contractual terms in the past. Sales to these distributors are recognized into revenue when the purchased products are sold by the distributors to third parties. At December 29, 2006 and September 29, 2006, deferred revenue related to sales to these distributors was $4.6 million and $6.7 million, respectively. As of December 29, 2006 and September 29, 2006, the Company also had deferred revenue of $3.0 million and $6.6 million, respectively, related to shipments of products for which the Company has on-going performance obligations. Deferred revenue is included in other current liabilities on the accompanying condensed consolidated balance sheets.
Shipping and Handling — In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.
Cash and Cash Equivalents — The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.
Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are reported at fair value on the accompanying condensed consolidated balance sheets. Unrealized gains and losses are reported in accumulated other comprehensive income (loss), a component of shareholders’ equity, on the Company’s condensed consolidated balance sheets. Realized gains and losses and declines in value deemed to be other-than-temporary are included in other (income) expense, net in the accompanying condensed consolidated statements of operations. In determining whether a decline in value is other-than-temporary, the Company evaluates, among other factors, (i) the duration and extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. The Company does not hold any securities for speculative or trading purposes.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted Cash — Restricted cash represents amounts used to collateralize a consolidated subsidiary’s obligations under an $80.0 million credit facility with a bank. See Note 3 for further information regarding the credit facility.
Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” This pronouncement amended SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for prior interim periods or fiscal years. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company elected to recognize compensation cost for all options with graded vesting granted on or after October 1, 2005 on a straight-line basis over the vesting period of the entire option. For options with graded vesting granted prior to October 1, 2005, the Company will continue to recognize compensation cost over the vesting period following the accelerated recognition method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” as if each underlying vesting date represented a separate option grant.
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
Under SFAS No. 123(R), the Company records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after October 1, 2005 under the provisions of SFAS No. 123(R) and (ii) compensation cost for the unvested portion of options granted prior to October 1, 2005 over their remaining vesting periods using the amounts previously measured under SFAS No. 123 for pro forma disclosure purposes. Under the transition provisions of SFAS No. 123(R), the Company recognized a cumulative effect of a change in accounting principle to reduce additional paid-in capital by $20.7 million, consisting of (i) the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005, primarily accounted for under APB Opinion No. 25, and (ii) the $8.2 million difference between the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005 for the options issued in the Company’s business combinations and the remaining unamortized grant-date fair value of these options, which also reduced goodwill.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options:

	Fiscal Quarter Ended
	December 29,	December 30,
	2006	2005
Stock option plans:
Expected dividend yield	0%	0%
Expected stock price volatility	71%	75%
Risk free interest rate	4.6%	4.4%
Average expected life (in years)	5.25	5.25
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
Derivative Financial Instruments — The Company’s derivative financial instruments as of December 29, 2006 principally consist of (i) the Company’s warrant to purchase 30 million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock and (ii) foreign currency forward exchange contracts. See Note 3 for further information regarding the Mindspeed warrant.
The Company’s foreign currency forward exchange contracts are used to hedge certain Indian Rupee-denominated forecasted transactions related to its research and development efforts in India. The foreign currency forward contracts used to hedge these exposures are reflected at their fair values on the accompanying condensed balance sheets and meet the criteria for designation as foreign currency cash flow hedges. The criteria for designating a derivative as a hedge include that the hedging instrument should be highly effective in offsetting changes in the designated hedged item. The Company has determined that its non-deliverable foreign currency forward contracts to purchase Indian Rupees are highly effective in offsetting the variability in the U.S. Dollar forecasted cash transactions resulting from changes in the U.S. Dollar to Indian Rupee spot foreign exchange rate. For these derivatives, the gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income (loss) on the Company’s balance sheets and is recognized in the Company’s statements of operations in the periods in which the hedged transaction affects operations, and within the same statement of operations line item as the impact of the hedged transaction. The gain or loss is recognized immediately in other (income) expense, net in the statements of operations when a designated hedging instrument is either terminated early or an improbable or ineffective portion of the hedge is identified.
At December 29, 2006, the Company had outstanding foreign currency forward exchange contracts with a notional amount of 639.0 million Indian Rupees, approximately $13.8 million, maturing at various dates through July 2007. Based on the fair values of these contracts, the Company recorded a derivative asset of $0.5 million at December 29, 2006. During the fiscal quarters ended December 29, 2006 and December 30, 2005, there were no significant gains or losses recognized in the statements of operations for hedge ineffectiveness.
The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Net Income (Loss) Per Share — Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and warrants and shares of stock issuable upon conversion of the Company’s convertible subordinated notes. The dilutive effect of stock options and warrants is computed under the treasury stock method, and the dilutive effect of convertible subordinated notes is computed using the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net income (loss) per share if their effect would be antidilutive.
The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive (in thousands):

	Fiscal Quarter Ended
	December 29,	December 30,
	2006	2005
Stock options and warrants	70,236	8,647
5.25% convertible subordinated notes due May 2006	—	5,840
4.25% convertible subordinated notes due May 2006	—	7,364
4.00% convertible subordinated notes due February 2007	10,758	12,137
4.00% convertible subordinated notes due March 2026	50,813	—

	131,807	33,988

Business Enterprise Segments — The Company operates in one reportable segment, broadband communications. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in consolidated financial statements. Although the Company had four operating segments at December 29, 2006, under the aggregation criteria set forth in SFAS No. 131, the Company only operates in one reportable segment, broadband communications.
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
Because the Company meets each of the criteria set forth above and each of its operating segments has similar economic characteristics, the Company aggregates its results of operations in one reportable segment.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company will adopt SFAS No. 158 as of the end of fiscal 2007. The Company is currently assessing the impact the adoption of SFAS No. 158 will have on its financial position and results of operations.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 on Quantifying Misstatements. SAB No. 108 requires companies to use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach. SAB No. 108 also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after September 13, 2006. The Company is currently assessing the impact, if any, SAB No. 108 will have on its financial position and results of operations.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company will adopt FIN 48 no later than the first quarter of fiscal 2008. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.
2. Business Combination
In October 2006, the Company acquired the assets of Zarlink Semiconductor Inc.’s (Zarlink) packet switching business. Zarlink’s team of digital switching logic engineers is now part of the Company’s Broadband Access group and will be based in the Company’s headquarters in Newport Beach, California. This acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company’s consolidated statements of operations include the effect of this transaction from the date of acquisition. The pro forma effect of this transaction was not material to the Company’s statements of operations for the fiscal quarters ended December 29, 2006 and December 30, 2005.
The aggregate purchase price for this acquisition was $5.0 million. Of this purchase price, approximately $0.8 million was allocated to net tangible assets, approximately $2.4 million was allocated to identifiable intangible assets, and the remaining $1.8 million was allocated to goodwill. The identifiable intangible assets are being amortized on a straight-line basis over their useful lives of between five and eight years, with a weighted-average life of approximately seven years. The terms of this acquisition include provisions under which Zarlink Semiconductor, Inc. could receive additional consideration of up to $2.5 million through December 31, 2008 if certain revenue targets are achieved. This contingent consideration has not been included in the purchase price allocation and, if earned, such amounts will be recorded as additional goodwill.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. Supplemental Financial Information
Marketable Securities
Available-for-sale securities consist of the following (in thousands):

		Gross	Gross
	Cost or	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
December 29, 2006:
Corporate debt securities	$15,539	$54	$(17)	$15,576
U.S. government agency securities	51,361	197	—	51,558
Equity securities	34,068	9,707	—	43,775

	$100,968	$9,958	$(17)	$110,909

September 29, 2006:
Corporate debt securities	$22,719	$30	$(29)	$22,720
U.S. government agency securities	60,777	134	(11)	60,900
Equity securities	34,068	—	(1,979)	32,089

	$117,564	$164	$(2,019)	$115,709

The Company’s marketable equity securities at December 29, 2006 and September 29, 2006 consist of 6.2 million shares of Skyworks Solutions, Inc. (Skyworks) common stock. The Company’s original cost basis in these shares was $8.49 per share, and the market values at December 29, 2006 and September 29, 2006, were $7.08 and $5.19 per share, respectively. At June 30, 2006, the market value of these securities had been less than the Company’s cost basis for approximately one year. At that time, the Company had evaluated the near-term prospects of Skyworks in relation to the magnitude and duration of the impairment, as well as the Company’s intent and ability to hold the shares for a reasonable period of time sufficient for a recovery of fair value. As a result of (i) the 19% decline in the fair value of the Skyworks shares between March 31, 2006 and June 30, 2006, (ii) the fact that the shares had been trading below the Company’s cost basis for approximately one year, and (iii) the fact that, at that time, the Company could only reasonably expect to hold these shares until its $456.5 million principal amount of 4% convertible subordinated notes become due in February 2007, the Company considered these securities to be other-than-temporarily impaired at June 30, 2006. As a result, the Company recorded an impairment charge of $18.5 million in its consolidated statement of operations during the third quarter of fiscal 2006. This impairment charge was recognized by reclassifying the unrealized loss that was included in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheet. This charge permanently reduced the Company’s basis in the Skyworks shares to $5.51 per share, which was the Skyworks closing share price on the Nasdaq National Market on June 30, 2006. Subsequent changes in the fair value of the Skyworks shares have been recorded in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheet and remain subject to further other-than-temporary impairment reviews.
The Company also evaluates its U.S. government agency and corporate debt securities for impairments. No other-than-temporary impairment charges were recorded during the fiscal quarters ended December 29, 2006 and December 30, 2005.
Inventories
Inventories consist of the following (in thousands):

	December 29,	September 29,
	2006	2006
Work-in-process	$41,311	$53,884
Finished goods	42,752	43,576

	$84,063	$97,460

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
At December 29, 2006 and September 29, 2006, inventories were net of excess and obsolete (E&O) inventory reserves of $30.8 million and $36.6 million, respectively. In addition, at December 29, 2006 and September 29, 2006, inventories were net of lower of cost or market (LCM) reserves of $0.5 million and $1.8 million, respectively.
Goodwill
The changes in the carrying amount of goodwill for the fiscal quarter ended December 29, 2006 were as follows (in thousands):

Goodwill at September 29, 2006	$710,790
Additions	1,822

Goodwill at December 29, 2006	$712,612

During the fiscal quarter ended December 29, 2006, the Company recorded $1.8 million of additional goodwill as a result of the acquisition of the assets of Zarlink’s packet switching business. See Note 2 for further information regarding this transaction.
Intangible Assets
Intangible assets consist of the following (in thousands):

	December 29, 2006			September 29, 2006
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Developed technology	$140,473	$(79,797)	$60,676	$138,883	$(74,350)	$64,533
Customer base	5,507	(2,861)	2,646	4,660	(2,651)	2,009
Other intangible assets	15,737	(6,840)	8,897	15,724	(6,258)	9,466

	$161,717	$(89,498)	$72,219	$159,267	$(83,259)	$76,008

Intangible assets are amortized over a weighted-average period of approximately six years. Annual amortization expense is expected to be as follows (in thousands):

	Remainder
	of 2007	2008	2009	2010	2011	Thereafter
Amortization expense	$18,646	$24,438	$16,708	$10,222	$1,154	$1,051
Mindspeed Warrant
The Company has a warrant to purchase 30 million shares of Mindspeed common stock at an exercise price of $3.408 per share through June 2013. At December 29, 2006 and September 29, 2006, the market value of Mindspeed’s common stock was $1.91 and $1.73 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net each period. At December 29, 2006 and September 29, 2006, the aggregate fair value of the Mindspeed warrant included on the accompanying condensed consolidated balance sheets was $19.5 million and $16.5 million, respectively. At December 29, 2006, the warrant was valued using the Black-Scholes-Merton model with expected terms for portions of the warrant varying from 1 to 5 years, expected volatility of 77%, a weighted average risk-free interest rate of 4.76% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying condensed consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.
The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Short-Term Debt
On November 29, 2005, the Company established an accounts receivable financing facility whereby it sells, from time to time, certain accounts receivable to Conexant USA, LLC (Conexant USA), a special purpose entity which is a consolidated subsidiary of the Company. Under the terms of the Company’s agreements with Conexant USA, the Company retains the responsibility to service and collect accounts receivable sold to Conexant USA and receives a weekly fee from Conexant USA for handling administrative matters which is equal to 1.0%, on a per annum basis, of the uncollected value of the accounts receivable.
Concurrent with the Company’s agreements with Conexant USA, Conexant USA entered into an $80.0 million revolving credit agreement with a bank which is secured by the assets of Conexant USA. This credit agreement had an initial term of 364 days, and in November 2006, the term of the credit agreement was extended through November 28, 2007. The credit agreement remains subject to additional 364-day renewal periods at the discretion of the bank. Conexant USA is required to maintain certain minimum amounts on deposit (restricted cash) with the bank during the term of the credit agreement. Borrowings under the credit agreement, which cannot exceed the lesser of $80.0 million and 85% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables, will bear interest equal to 7-day LIBOR (reset quarterly) plus 0.6%. Additionally, Conexant USA will pay a fee of 0.2% per annum for the unused portion of the line of credit.
The credit agreement requires the Company and its consolidated subsidiaries to maintain minimum levels of shareholders’ equity and cash and cash equivalents. Further, any failure by the Company or Conexant USA to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit agreement to immediately become due and payable. At December 29, 2006, Conexant USA had $8.8 million of restricted cash and $79.7 million of accounts receivable, both of which serve as collateral under the credit agreement. At December 29, 2006, Conexant USA had borrowed $80.0 million under this credit agreement and the Company was in compliance with all financial covenants. During the fiscal quarter ended December 29, 2006, the Company incurred fees of $1.2 million in connection with the extension of the credit agreement, $0.8 million of which was paid during the quarter.
Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 29,	September 29,
	2006	2006
4.00% convertible subordinated notes due February 2007 with a conversion price of $42.43	$456,500	$456,500
4.00% convertible subordinated notes due March 2026 with a conversion price of $4.92	250,000	250,000
Floating rate senior secured notes due November 2010	275,000	—

Total	981,500	706,500
Less: current portion of long-term debt	(456,500)	(188,375)

Long-term debt	$525,000	$518,125

Floating rate senior secured notes due November 2010 — In November 2006, the Company issued $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010. Proceeds from this issuance, net of fees paid or payable, were approximately $266.0 million. The senior secured notes bear interest at three-month LIBOR (reset quarterly) plus 3.75%, and interest is payable in arrears quarterly on each February 15, May 15, August 15 and November 15, beginning on February 15, 2007. The senior secured notes are redeemable in whole or in part, at the option of the Company, at any time on or after November 15, 2008 at varying redemption prices that generally include premiums, which are defined in the indenture for the notes, plus accrued and unpaid interest. At any time prior to November 15, 2008, the Company may redeem up to 35% of the senior secured notes with proceeds of one or more offerings of the Company’s common stock at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest. In addition, upon a change of control, the Company is required to make an offer to redeem all of the senior secured notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. The floating rate senior secured notes rank equally in right of payment with all of the Company’s existing and future senior debt and senior to all of its

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
existing and future subordinated debt. The notes are guaranteed by certain of the Company’s U.S. subsidiaries (the Subsidiary Guarantors). The guarantees rank equally in right of payment with all of the Subsidiary Guarantors’ existing and future senior debt and senior to all of the Subsidiary Guarantors’ existing and future subordinated debt. The notes and guarantees (and certain hedging obligations that may be entered into with respect thereto) are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Subsidiary Guarantors’ assets (other than accounts receivable and proceeds therefrom and subject to certain exceptions), including, but not limited to, the intellectual property, owned real property, plant and equipment now owned or hereafter acquired by the Company and the Subsidiary Guarantors. See Note 11 for condensed financial information regarding the Subsidiary Guarantors.
The indenture governing the senior secured notes contains a number of covenants that restrict, subject to certain exceptions, the Company’s ability and the ability of its restricted subsidiaries to: incur or guarantee additional indebtedness or issue certain redeemable or preferred stock; repurchase capital stock; pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; make certain investments; create liens; redeem junior debt; sell certain assets; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into certain types of transactions with affiliates; and enter into sale-leaseback transactions.
At December 29, 2006, the fair value of the floating rate senior secured notes, based on quoted market prices, was approximately $279.1 million compared to their carrying value of $275.0 million.
4.00% convertible subordinated notes due March 2026 — In March 2006, the Company issued $200.0 million aggregate principal amount of 4.00% convertible subordinated notes due March 2026 and, in May 2006, the initial purchaser of the notes exercised its option to purchase an additional $50.0 million principal amount of the 4.00% convertible subordinated notes due March 2026. Total proceeds from these issuances, net of issuance costs, were $243.6 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each March 1 and September 1, beginning on September 1, 2006. The notes are convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $4.92 per share, subject to adjustment for certain events. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Beginning on March 1, 2011, the notes may be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders may require the Company to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest. At December 29, 2006, the fair value of the 4.00% convertible subordinated notes due March 2026, based on quoted market prices, was approximately $228.9 million compared to their carrying value of $250.0 million.
4.00% convertible subordinated notes due February 2007 — In February 2000, the Company issued $650.0 million aggregate principal amount of 4.00% convertible subordinated notes due February 2007 for proceeds, net of issuance costs, of approximately $631.0 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each February 1 and August 1. The notes are convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a conversion price of $42.43 per share, subject to adjustment for certain events. The notes may be redeemed at the Company’s option at a declining premium to par. During fiscal 2001, 2003 and 2006, the Company purchased $35.0 million, $100.0 million and $58.5 million, respectively, principal amount of its 4.00% convertible subordinated notes at prevailing market prices. At December 29, 2006, the fair value of the 4.00% convertible subordinated notes due February 2007, based on quoted market prices, was approximately $454.2 million compared to their carrying value of $456.5 million.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Because the Company intended to use the net proceeds of the floating rate senior secured note offering, originally estimated at $268.1 million, together with available cash, cash equivalents and marketable securities on hand, to repay at maturity or otherwise retire its outstanding $456.5 million aggregate principal amount of convertible subordinated notes due February 2007, the Company classified $268.1 million of the $456.5 million convertible subordinated notes as a noncurrent liability on the Company’s consolidated balance sheet as of September 29, 2006, in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced.” At December 29, 2006, the entire $456.5 million of convertible subordinated notes due February 2007 has been classified as a current liability as the funds that will be used to repay the notes are included in current assets as of that date.
4. Commitments and Contingencies
Lease Commitments
The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $3.3 million and $4.3 million for the fiscal quarters ended December 29, 2006 and December 30, 2005, respectively.
At December 29, 2006, future minimum lease payments under operating leases, excluding any sublease income, were as follows (in thousands):

Fiscal Year Ending	Lease Payments	Sublease Income	Net Obligation
Remainder of 2007	$22,624	$(6,282)	$16,342
2008	25,393	(6,529)	18,864
2009	17,874	(2,730)	15,144
2010	16,264	(2,762)	13,502
2011	14,088	(2,021)	12,067
Thereafter	63,035	(5,489)	57,546

Total future minimum lease payments	$159,278	$(25,813)	$133,465

The summary of future minimum lease payments includes an aggregate gross amount of $57.7 million of lease obligations that principally expire through fiscal 2021, which have been accrued for in connection with the Company’s reorganization and restructuring actions and previous actions taken by GlobespanVirata, Inc. prior to its merger with the Company in February 2004. See Note 7 for further information regarding restructuring actions.
At December 29, 2006, the Company is also contingently liable for approximately $4.2 million in operating lease commitments on facility leases that were assigned to Mindspeed and Skyworks at the time of their separation from the Company.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
IPO Litigation — In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. In June 2003, Conexant, Inc. and the named officers and directors entered into a memorandum of understanding outlining a settlement agreement with the plaintiffs that will, among other things, result in the dismissal with prejudice of all the claims against the former GlobeSpan, Inc. officers and directors. The final settlement was executed in June 2004. On February 15, 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement, which bar orders have since been modified. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit reversed the lower court, ruling that no class was properly certified. It is not yet clear what impact this decision will have on the issuers’ settlement. The settlement remains subject to a number of conditions and final approval. It is possible that the settlement will not be approved.
Class Action Suits — In December 2004 and January 2005, the Company and certain of its current and former officers and directors were named as defendants in several complaints seeking monetary damages filed on behalf of all persons who purchased the Company’s common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934, as amended, by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases were consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al. (Witriol), are being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation. On September 1, 2005, the defendants filed their motion to dismiss the case. On November 23, 2005, the court granted the plaintiffs’ motion to file a second amended complaint, which was filed on December 5, 2005. The defendants filed an amended motion to dismiss the case on February 6, 2006. Plaintiffs filed their opposition on April 24, 2006, and defendants’ reply was filed on June 14, 2006. On December 4, 2006, the court dismissed the second amended complaint. Two of the three claims were dismissed with prejudice, while the third claim was dismissed without prejudice. On January 10, 2007, the parties filed a stipulation and tolling agreement with the court stating that plaintiffs will not file an appeal of the ruling dismissing two claims with prejudice and the defendants agreed to give plaintiffs’ counsel until March 16, 2007 to file an amended complaint with respect to the third claim.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Shareholder Derivative Suits — In January 2005, the Company and certain of its current and former directors and officers were named as defendants in purported shareholder derivative actions seeking monetary damages (now consolidated) in the California Superior Court for the County of Orange, alleging that the defendants breached their fiduciary duties, abused control, mismanaged the Company, wasted corporate assets and unjustly enriched themselves. A similar lawsuit was filed in the U.S. District Court of New Jersey in May 2005. On July 28, 2005, the California court approved a stay of the actions filed in California pending the outcome of the motion to dismiss in the Witriol case. The Company has negotiated a similar stay agreement with the plaintiffs in the New Jersey case, which has also been approved by the New Jersey court. Pursuant to the stay agreements, in the event that the parties in the Witriol case engage in any negotiations, plaintiffs’ counsel in the derivative cases will be kept informed. The defendants believe the charges in these cases are without merit and intend to vigorously defend the litigation.
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
The durations of the Company’s guarantees and indemnities vary, and in many cases are indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying condensed consolidated balance sheets. Product warranty costs are not significant.
Other
The Company has been designated as a potentially responsible party and is engaged in groundwater remediation under a previously approved Consent Decree at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company, which has been settled pursuant to a Consent Decree entered into with the Environmental Protection Agency in August 2006. In addition, the Company is engaged in remediation of groundwater contamination at its former Newport Beach, California wafer fabrication facility. Management currently estimates the aggregate remaining costs for these remediations to be approximately $1.5 million and has accruals for these costs in the accompanying condensed consolidated balance sheets.
In connection with certain non-marketable equity investments, with carrying values totaling $6.9 million, the Company may be required to invest up to an additional $4.2 million as of December 29, 2006. These additional investments are subject to capital calls, and a decision by the Company not to participate could result in an impairment of the existing investments.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Shareholders’ Equity
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
Stock Option Plans
The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of December 29, 2006, approximately 58.0 million shares of the Company’s common stock are available for grant under the stock option and long-term incentive plans. Stock options are generally granted with exercise prices of not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.
A summary of stock option activity is as follows (shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, September 29, 2006	103,782	$2.65
Granted	867	2.01
Exercised	(2,241)	1.43
Canceled	(3,685)	2.82

Outstanding, December 29, 2006	98,723	2.67

Exercisable, December 29, 2006	70,189	2.88

At December 29, 2006, of the 98.7 million stock options outstanding, approximately 74.7 million options were held by current employees and directors of the Company, and approximately 24.0 million options were held by employees of Rockwell, a former Rockwell business, or a former business of the Company (i.e., Mindspeed, Skyworks, Jazz) who remain employed by one of these businesses. At December 29, 2006, the options outstanding had an aggregate intrinsic value of $18.8 million and a weighted-average remaining contractual term of 4.3 years. At December 29, 2006, the options exercisable had an aggregate intrinsic value of $11.3 million and a weighted-average remaining contractual term of 3.3 years.
The weighted average grant-date fair value of options granted during the fiscal quarter ended December 29, 2006 was $0.91 per share. The total intrinsic value of options exercised during the fiscal quarter ended December 29, 2006 was $1.5 million. The total cash received from employees as a result of stock option exercises was $2.2 million for the fiscal quarter ended December 29, 2006.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
At December 29, 2006, the total unrecognized fair value compensation cost related to unvested stock options and employee stock purchase plan awards was $21.2 million, which is expected to be recognized over a remaining weighted average period of approximately 2.8 years.
Directors Stock Plan
The Company has a Directors Stock Plan (DSP) which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the DSP, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. During the fiscal quarter ended December 29, 2006, no stock options or shares of common stock were issued under the DSP. At December 29, 2006, approximately 0.8 million shares of the Company’s common stock are available for grant under the DSP.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (ESPP) which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or on the purchase date. Under the ESPP, employees may authorize the Company to withhold up to 15% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 2,000 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally 6 months in duration, but may be terminated earlier under certain circumstances. No shares were issued under the ESPP during the fiscal quarter ended December 29, 2006. At December 29, 2006, approximately 23.6 million shares of the Company’s common stock are reserved for future issuance under the ESPP, of which 15.0 million shares will become available in 2.5 million share annual increases, subject to the Board of Directors selecting a lower amount.
Performance Share Plan
The Company has a Performance Share Plan under which it has reserved 4.0 million shares for issuance. On November 15, 2006, the Company issued performance shares at a fair value of $2.29 per share to an executive in satisfaction of his fiscal 2006 performance share award granted under his employment agreement. The total fair value of the award was $0.6 million and was paid with 149,187 shares of common stock and cash.
At December 29, 2006, approximately 2.2 million shares of the Company’s common stock are available for issuance under this plan, excluding approximately 0.9 million shares reserved for issuance under existing performance awards.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following (in thousands):

	Fiscal Quarter Ended
	December 29,	December 30,
	2006	2005
Net income (loss)	$976	$(24,271)

Other comprehensive income (loss):
Currency translation adjustments	981	(901)
Unrealized gains (losses) on marketable securities	11,796	(11,967)
Unrealized gains on foreign currency forward hedge contracts	249	—
Minimum pension liability adjustments	54	73

Other comprehensive income (loss)	13,080	(12,795)

Comprehensive income (loss)	$14,056	$(37,066)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	December 29,	September 29,
	2006	2006
Currency translation adjustments	$(2,815)	$(3,796)
Unrealized gains (losses) on marketable securities	9,941	(1,855)
Unrealized gains on foreign currency forward hedge contracts	429	180
Minimum pension liability adjustments	(6,571)	(6,625)

Accumulated other comprehensive income (loss)	$984	$(12,096)

7. Special Charges
Special charges consist of the following (in thousands):

	Fiscal Quarter Ended
	December 29,	December 30,
	2006	2005
Restructuring charges	$2,898	$930
Integration credits	—	(400)
Asset impairments	—	85
Other special charges	—	300

	$2,898	$915

Restructuring Charges
The Company has implemented a number of cost reduction initiatives since late fiscal 2001 to improve its operating cost structure. These cost reduction initiatives have included workforce reductions and the closure or consolidation of certain facilities, among other actions. The costs and expenses associated with the restructuring activities, except for costs associated with the employees and facilities of GlobespanVirata, Inc., are included in special charges in the Company’s consolidated statements of operations. The costs that related to the employees and facilities of GlobespanVirata have been recorded as acquired liabilities in the merger and included as part of the purchase price allocation. In May 2004, the GlobespanVirata subsidiary was renamed Conexant, Inc.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Fiscal 2007 Restructuring Action — In November 2006, the Company announced a facility closure and workforce reductions. In total, the Company notified approximately 60 employees of their involuntary termination. During the fiscal quarter ended December 29, 2006, the Company recorded total charges of $2.0 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who have been offered and have commenced the relocation process. Costs associated with the facility closure will be recorded when the facility is vacated.
Activity and liability balances recorded as part of the Fiscal 2007 Restructuring Action through December 29, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$2,027	$—	$2,027
Cash payments	(214)	—	(214)

Restructuring balance, December 29, 2006	$1,813	$—	$1,813

In January 2007, the Company announced additional workforce reductions totaling approximately 50 employees. The Company expects to record a total of approximately $6.0 million of restructuring expense related to the Fiscal 2007 Restructuring Actions, including the $2.0 million that was recorded in the fiscal quarter ended December 29, 2006.
Fiscal 2006 Restructuring Action — In April 2006 and November 2005, the Company announced facility closures and workforce reductions. In total, the Company notified approximately 130 employees of their involuntary termination. During fiscal 2006, the Company recorded total charges of $4.4 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who have been offered and have commenced the relocation process. Additionally, the Company recorded charges of $0.5 million relating to the facility closures. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As a result, the Company recorded the present value of the future lease obligations, in excess of the expected future sublease income, using a discount rate of 8.0%, and will accrete the remaining amounts into expense over the remaining term of the lease.
Activity and liability balances recorded as part of the Fiscal 2006 Restructuring Action through December 29, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$4,396	$468	$4,864
Cash payments	(3,180)	(76)	(3,256)

Restructuring balance, September 29, 2006	1,216	392	1,608
Charged to costs and expenses	533	5	538
Cash payments	(951)	(48)	(999)

Restructuring balance, December 29, 2006	$798	$349	$1,147

Fiscal 2005 Restructuring Action — In November 2004, the Company announced plans to further reduce its operating expense level by the end of 2005. The components of this plan were a shift of product development resources to lower-cost regions and cost savings from continued merger-related sales, general and administrative consolidation. During fiscal 2005, the Company announced several facility closures and workforce reductions. In total, the Company notified approximately 255 employees of their involuntary termination, including approximately 175 domestic and 80 international employees. The Company recorded charges of $19.7 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who have been offered and have commenced the relocation process. Additionally, the Company recorded charges of $7.2 million relating to the facility closures. The facility charges were determined in accordance with the provisions of SFAS No. 146. As a result, the Company recorded the present value of the future lease obligations, in excess of the expected future sublease income, using a discount rate of 8.0%, and will accrete

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
the remaining amounts into expense over the remaining terms of the leases. Non-cash facility accruals of $13.6 million were recorded in fiscal 2005, including $7.0 million of reclassifications of the deferred gains on the previous sale-leaseback of two facilities and $6.6 million of reclassifications from earlier restructuring actions for another facility.
Activity and liability balances recorded as part of the Fiscal 2005 Restructuring Action through December 29, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$19,708	$7,244	$26,952
Non-cash items	(46)	13,629	13,583
Cash payments	(16,118)	(1,535)	(17,653)

Restructuring balance, September 30, 2005	3,544	19,338	22,882
Charged (credited) to costs and expenses	(2,760)	1,030	(1,730)
Reclassification to accrued compensation and benefits and other	1,844	55	1,899
Cash payments	(2,432)	(5,135)	(7,567)

Restructuring balance, September 29, 2006	196	15,288	15,484
Charged to costs and expenses	—	311	311
Cash payments	(141)	(1,190)	(1,331)

Restructuring balance, December 29, 2006	$55	$14,409	$14,464

Fiscal 2004 and Prior Years Restructuring Actions — The Company initiated several restructuring actions during fiscal 2004, 2003 and 2002 as a result of (i) its merger with GlobespanVirata, (ii) lower than anticipated revenue levels, (iii) the divestiture of its Newport Beach wafer fabrication operations, and (iv) the spin-off and merger of its wireless communications business with Alpha Industries, Inc. to form Skyworks. These actions included workforce reductions and facilities closures.
Activity and liability balances recorded as part of these restructuring actions through December 29, 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, October 1, 2004	$5,672	$16,755	$22,427
Adjusted to purchase price allocation	12	(4,967)	(4,955)
Charged (credited) to costs and expenses	1,504	(407)	1,097
Cash payments	(7,123)	(5,499)	(12,622)

Restructuring balance, September 30, 2005	65	5,882	5,947
Charged (credited) to costs and expenses	216	(91)	125
Cash payments	(281)	(2,820)	(3,101)

Restructuring balance, September 29, 2006	$—	$2,971	$2,971
Charged to costs and expenses	—	22	22
Reclassification to other current liabilities and other liabilities	—	(2,687)	(2,687)
Cash payments	—	(296)	(296)

Restructuring balance, December 29, 2006	$—	$10	$10

As of December 29, 2006, the Company has remaining restructuring accruals of $17.4 million, of which $2.6 million relates to workforce reductions and $14.8 million relates to facility and other costs. Of the $17.4 million of restructuring accruals at December 29, 2006, $5.2 million is included in other current liabilities and $12.2 million is included in other noncurrent liabilities in the accompanying condensed consolidated balance sheet as of December 29, 2006. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2007 and expects to pay the obligations for the non-cancelable facility lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Other Income, Net
Other income, net consists of the following (in thousands):

	Fiscal Quarter Ended
	December 29,	December 30,
	2006	2005
Investment and interest income	$5,389	$3,265
Increase (decrease) in the fair value of derivative instruments	3,042	(4,311)
Losses of equity method investments	(5)	(2,071)
Gains on investments in equity securities	5,132	3,837
Other	(502)	556

	$13,056	$1,276

Other income, net in the fiscal quarter ended December 29, 2006 was primarily comprised of $5.4 million of investment and interest income on invested cash balances, $5.1 million of gains on investments in equity securities and a $3.0 million increase in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period.
Other income, net in the fiscal quarter ended December 30, 2005 was primarily comprised of $3.8 million of gains on investments in equity securities and $3.3 million of investment and interest income on invested cash balances, offset by a $4.3 million decrease in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to a decrease in Mindspeed’s stock price during the period and $2.1 million of losses from the Company’s equity method investments.
9. Related Party Transactions
Jazz Semiconductor, Inc.
As of December 29, 2006, the Company has an ownership interest in Jazz of approximately 42% (after giving effect to the transactions described below). In addition, two members of the Company’s Board of Directors, including its Chairman and Chief Executive Officer, also serve on the Board of Jazz. At December 29, 2006 and September 29, 2006, the Company had net payables to Jazz of $5.0 million and $7.0 million, respectively.
Merger Agreement — On September 26, 2006, Acquicor Technology Inc. and its wholly owned subsidiary, Joy Acquisition Corp., entered into an Agreement and Plan of Merger with Jazz and TC Group, L.L.C., as stockholders’ representative, pursuant to which Joy Acquisition Corp. will merge with and into Jazz, and Jazz will become a wholly owned subsidiary of Acquicor. Completion of the merger, which is subject to certain conditions precedent, is expected to occur in the first quarter of calendar 2007.
The proposed merger is an all-cash transaction valued at $260.0 million, subject to adjustment based on Jazz’s working capital and possible future contingent payments. Upon completion of the merger, the Company expects to receive its proportionate share of the net proceeds for its ownership interest in Jazz, subject to the foregoing adjustments. In addition, the Company and the other current Jazz stockholders have agreed to provide Acquicor with financing in an aggregate amount of up to $80.0 million, in proportion to each stockholder’s equity interest in Jazz, to fund, under certain circumstances, a shortfall in Acquicor’s financing for the merger. In December 2006, Acquicor successfully completed a $166.8 million debt offering, and in January 2007, Acquicor announced that a Special Meeting of Stockholders will be held on February 15, 2007 to vote on the Jazz merger.
Wafer and Probe Services Purchases — The Company entered into a five-year wafer supply and services agreement with Jazz in March 2002, under which it was provided with $60.0 million of credits to be used during the third, fourth and fifth years of the agreement to offset any increases in the contract prices for wafers purchased by the

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company during those years. Through June 2006, the Company had not realized any of these credits because Jazz did not increase the contract price of wafers sold pursuant to the agreement. During the first three years of the wafer supply and services agreement, the Company was obligated to purchase a minimum volume of wafers and, in each year, it purchased more than the specified minimum volume. In addition, following the expiration of the agreement, the Company had the right to apply up to an aggregate of $20.0 million of unused credits to wafer purchases, limited in amount to $400 per wafer, regardless of price. Through June 2006, the Company had not accrued for any of these future credits, as they were neither probable nor reasonably estimable at that time. In June 2006, the Company and Jazz entered into a wafer supply termination agreement in which both parties agreed to terminate the wafer supply and services agreement. In connection with the termination agreement, Jazz agreed to (i) issue 7,583,501 shares of their series B common stock to the Company and (ii) forgive $1.2 million owed to Jazz by the Company for the reimbursement of property taxes previously paid by Jazz. The number of Jazz shares issued to the Company will be adjusted, up or down, if Jazz engages in a liquidity event prior to June 26, 2007 that values the price per share of their common stock at a price lower or higher, respectively, than $2.16, such that the Company will have received Jazz shares with an aggregate value of $16.3 million, based on the value of a share of common stock in the liquidity event. A liquidity event includes Jazz’s issuance of equity securities for cash consideration in a public offering or a merger or similar transaction in which they undergo a change of control. As a result of the termination agreement, the Company is no longer entitled to use any wafer credits provided to it under the original agreement. The Company recognized a gain of $17.5 million, which was recorded as a reduction of cost of goods sold, during the third quarter of fiscal 2006 as a result of the termination agreement. The Company also recorded its share of Jazz’s expense related to the termination agreement as a component of losses of equity method investments, which was included in other income, net in the consolidated statement of operations during the fourth quarter of fiscal 2006.
During the fiscal quarters ended December 29, 2006 and December 30, 2005, the Company purchased wafers and probe services from Jazz totaling $8.5 million and $12.8 million, respectively.
Lease Agreement — The Company leases a fabrication facility to Jazz. During the fiscal quarters ended December 29, 2006 and December 30, 2005, the Company recorded income related to the Jazz lease agreement of $0.7 million and $0.8 million, respectively.
Royalty Agreement — The Company has a royalty agreement with Jazz whereby Jazz pays the Company a royalty based on sales by Jazz of products manufactured using silicon-germanium (SiGE) process technology. During the fiscal quarter ended December 29, 2006, the Company recorded $0.8 million of royalty income from Jazz related to the royalty agreement. There was no royalty income during the fiscal quarter ended December 30, 2005.
Services Agreements — The Company has a transition services agreement and information technology services agreement with Jazz to provide certain services to Jazz for a specified period of time subsequent to the formation of Jazz. The Company did not record any income related to the services agreements in the fiscal quarter ended December 29, 2006. During the fiscal quarter ended December 30, 2005, the Company recorded income of $0.1 million related to the services agreements.
Mindspeed Technologies, Inc.
As of September 29, 2006, the Company holds a warrant to purchase 30 million shares of Mindspeed common stock at an exercise price of $3.408 per share exercisable through June 2013. In addition, three members of the Company’s Board of Directors, including its Chairman and Chief Executive Officer, also serve on the Board of Mindspeed. At September 29, 2006, the Company had a net receivable from Mindspeed of $0.1 million. No significant amounts were due to or receivable from Mindspeed at December 29, 2006.
Lease Agreement — The Company subleases an office building to Mindspeed. Under the sublease agreement, Mindspeed pays amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. During the fiscal quarters ended December 29, 2006, and December 30, 2005, the Company recorded income related to the Mindspeed sublease agreement of $0.6 million. Additionally, Mindspeed made payments directly to the Company’s landlord totaling $1.0 million during each of the fiscal quarters ended December 29, 2006 and December 30, 2005.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Skyworks Solutions, Inc.
As of December 29, 2006, the Company holds 6.2 million shares of Skyworks’ common stock. In addition, two members of the Company’s Board of Directors, including its Chairman and Chief Executive Officer, also serve on the Board of Skyworks. At September 29, 2006, the Company had a net payable to Skyworks of $0.1 million. No significant amounts were due to or receivable from Skyworks at December 29, 2006.
Inventory and Assembly and Test Services Purchases — During the fiscal quarters ended December 29, 2006 and December 30, 2005, the Company purchased inventory from Skyworks totaling $0.1 million and $0.3 million, respectively.
Sublease Rent Share Agreement — The Company has an agreement with Skyworks whereby the Company pays Skyworks two-thirds of the sublease income it receives related to certain facilities. Payments to Skyworks totaled $0.2 million during the fiscal quarter ended December 30, 2005. There were no payments made during the fiscal quarter ended December 29, 2006.
10. Geographic Information
Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Fiscal Quarter Ended
	December 29,	December 30,
	2006	2005
United States	$26,902	$14,551
Other Americas	10,872	4,659

Total Americas	37,774	19,210

China	129,493	111,679
South Korea	21,395	28,568
Taiwan	11,645	24,048
Other Asia-Pacific	32,224	32,569

Total Asia-Pacific	194,757	196,864

Europe, Middle East and Africa	13,003	14,632

	$245,534	$230,706

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. In the fiscal quarter ended December 29, 2006, one distribution customer accounted for 11% of net revenues. No customers accounted for 10% or more of net revenues for the fiscal quarter ended December 30, 2005. Sales to the Company’s twenty largest customers represented approximately 75% and 67% of net revenues for the fiscal quarters ended December 29, 2006 and December 30, 2005, respectively.
Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	December 29,	September 29,
	2006	2006
United States	$96,524	$90,095
India	13,105	10,826
Other Asia-Pacific	7,818	7,117
Europe, Middle East and Africa	2,208	2,201

	$119,655	$110,239

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Supplemental Guarantor Financial Information
In November 2006, the Company issued $275.0 million of floating rate senior secured notes due November 2010. The floating rate senior secured notes rank equally in right of payment with all of Conexant Systems, Inc.’s (the Parent’s) existing and future senior debt and senior to all of its existing and future subordinated debt. The notes are also jointly, severally and unconditionally guaranteed, on a senior basis, by three of the Parent’s wholly owned U.S. subsidiaries: Conexant, Inc., Brooktree Broadband Holding, Inc., and Ficon Technology, Inc (collectively, the Subsidiary Guarantors). The guarantees rank equally in right of payment with all of the Subsidiary Guarantors’ existing and future senior debt and senior to all of the Subsidiary Guarantors’ existing and future subordinated debt. The notes and guarantees (and certain hedging obligations that may be entered into with respect thereto) are secured by first-priority liens, subject to permitted liens, on substantially all of the Parent’s and the Subsidiary Guarantors’ assets (other than accounts receivable and proceeds therefrom and subject to certain exceptions), including, but not limited to, the intellectual property, owned real property, plant and equipment now owned or hereafter acquired by the Parent and the Subsidiary Guarantors.
In lieu of providing separate financial statements for the Subsidiary Guarantors, the Company has included the accompanying condensed consolidating financial statements. These condensed consolidating financial statements are presented on the equity method of accounting. Under this method, the Parent’s and Subsidiary Guarantors’ investments in their subsidiaries are recorded at cost and adjusted for their share of the subsidiaries’ cumulative results of operations, capital contributions and distributions and other equity changes. The financial information of the three Subsidiary Guarantors has been combined in the condensed consolidating financial statements.
The following tables present the Company’s condensed consolidating balance sheets as of December 29, 2006 and September 29, 2006 (in thousands):

	December 29, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$446,633	$—	$60,292	$—	$506,925
Marketable securities	110,909	—	—	—	110,909
Restricted cash	—	—	8,800	—	8,800
Receivables, net	21,840	—	107,699	—	129,539
Inventories	84,063	—	—	—	84,063
Other current assets	19,807	3	7,830	—	27,640

Total current assets	683,252	3	184,621	—	867,876

Property and equipment, net	44,153	—	22,857	—	67,010
Goodwill	56,934	616,659	39,019	—	712,612
Intangible assets, net	7,935	61,495	2,789	—	72,219
Other assets	141,674	—	512	—	142,186
Investments in subsidiaries	865,575	(38,225)	—	(827,350)	—

Total assets	$1,799,523	$639,932	$249,798	$(827,350)	$1,861,903

Current liabilities:
Current portion of long-term debt	$456,500	$—	$—	$—	$456,500
Short-term debt	—	—	80,000	—	80,000
Accounts payable	103,159	—	3,273	—	106,432
Accrued compensation and benefits	21,226	—	7,802	—	29,028
Intercompany payable (receivable)	44,106	(124,495)	80,389	—	—
Other current liabilities	54,071	—	1,585	—	55,656

Total current liabilities	679,062	(124,495)	173,049	—	727,616

Long-term debt	525,000	—	—	—	525,000
Other liabilities	76,600	—	1,340	—	77,940

Total liabilities	1,280,662	(124,495)	174,389	—	1,330,556

Shareholders’ equity	518,861	764,427	75,409	(827,350)	531,347

Total liabilities and equity	$1,799,523	$639,932	$249,798	$(827,350)	$1,861,903

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	September 29, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$175,398	$—	$50,228	$—	$225,626
Marketable securities	115,709	—	—	—	115,709
Restricted cash	—	—	8,800	—	8,800
Receivables, net	19,140	—	103,885	—	123,025
Inventories	97,460	—	—	—	97,460
Other current assets	13,480	3	5,870	—	19,353

Total current assets	421,187	3	168,783	—	589,973

Property and equipment, net	45,430	—	19,975	—	65,405
Goodwill	54,914	616,659	39,217	—	710,790
Intangible assets, net	6,213	66,751	3,044	—	76,008
Other assets	131,037	—	412	—	131,449
Investments in subsidiaries	862,726	(37,902)	—	(824,824)	—

Total assets	$1,521,507	$645,511	$231,431	$(824,824)	$1,573,625

Current liabilities:
Current portion of long-term debt	$188,375	$—	$—	$—	$188,375
Short-term debt	—	—	80,000	—	80,000
Accounts payable	111,516	—	2,174	—	113,690
Accrued compensation and benefits	22,824	—	5,483	—	28,307
Intercompany payable (receivable)	50,218	(117,590)	67,372	—	—
Other current liabilities	51,109	—	857	—	51,966

Total current liabilities	424,042	(117,590)	155,886	—	462,338

Long-term debt	518,125	—	—	—	518,125
Other liabilities	81,823	—	1,241	—	83,064

Total liabilities	1,023,990	(117,590)	157,127	—	1,063,527

Shareholders’ equity	497,517	763,101	74,304	(824,824)	510,098

Total liabilities and equity	$1,521,507	$645,511	$231,431	$(824,824)	$1,573,625

The following tables present the Company’s condensed consolidating statements of operations for the fiscal quarters ended December 29, 2006 and December 30, 2005 (in thousands):

	Fiscal Quarter Ended December 29, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$208,474	$6,905	$37,060	$(6,905)	$245,534
Cost of goods sold	108,205	—	34,745	(6,905)	136,045

Gross margin	100,269	6,905	2,315	—	109,489

Operating expenses:
Research and development	70,487	—	963	—	71,450
Selling, general and administrative	23,613	—	3,863	—	27,476
Amortization of intangible assets	727	5,256	255	—	6,238
Special charges	2,898	—	—	—	2,898

Total operating expenses	97,725	5,256	5,081	—	108,062

Operating income (loss)	2,544	1,649	(2,766)	—	1,427

Equity in income (loss) of subsidiaries	2,421	465	—	(2,886)	—
Interest expense	(11,342)	—	(1,694)	—	(13,036)
Other income (expense), net	7,743	—	5,313	—	13,056

Income (loss) before income taxes	1,366	2,114	853	(2,886)	1,447

Provision for income taxes	390	—	81	—	471

Net income (loss)	$976	$2,114	$772	$(2,886)	$976

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fiscal Quarter Ended December 30, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$136,799	$97,790	$27,788	$(31,671)	$230,706
Cost of goods sold	51,868	67,282	25,207	(9,404)	134,953

Gross margin	84,931	30,508	2,581	(22,267)	95,753

Operating expenses:
Research and development	64,280	18,987	831	(19,739)	64,359
Selling, general and administrative	29,804	8,088	3,237	(2,528)	38,601
Amortization of intangible assets	662	6,943	302	—	7,907
Special charges	915	—	—	—	915

Total operating expenses	95,661	34,018	4,370	(22,267)	111,782

Operating income (loss)	(10,730)	(3,510)	(1,789)	—	(16,029)

Equity in income (loss) of subsidiaries	(5,690)	234	—	5,456	—
Interest expense	(6,668)	(1,706)	(428)	—	(8,802)
Other income (expense), net	(560)	—	1,836	—	1,276

Income (loss) before income taxes	(23,648)	(4,982)	(381)	5,456	(23,555)

Provision for income taxes	623	—	93	—	716

Net income (loss)	$(24,271)	$(4,982)	$(474)	$5,456	$(24,271)

The following tables present the Company’s condensed consolidating statements of cash flows for the fiscal quarters ended December 29, 2006 and December 30, 2005 (in thousands):

	Fiscal Quarter Ended December 29, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(7,186)	$—	$14,161	$899	$7,874

Cash flows from investing activities:
Purchases of marketable debt securities	(12,094)	—	—	—	(12,094)
Proceeds from sales and maturities of marketable debt securities	28,688	—	—	—	28,688
Purchases of accounts receivable	—	—	(168,825)	168,825	—
Collections of accounts receivable	—	—	169,724	(169,724)	—
Proceeds from equity securities and other assets	436	—	—	—	436
Purchases of property and equipment	(3,065)	—	(4,151)	—	(7,216)
Payments for acquisitions	(5,029)	—	—	—	(5,029)

Net cash provided by (used in) investing activities	8,936	—	(3,252)	(899)	4,785

Cash flows from financing activities:
Proceeds from short-term debt, net	—	—	(845)	—	(845)
Proceeds from long-term debt, net	267,221	—	—	—	267,221
Proceeds from common stock	2,243	—	—	—	2,243
Repayment of shareholder notes	21	—	—	—	21

Net cash provided by (used in) financing activities	269,485	—	(845)	—	268,640

Net increase in cash and cash equivalents	271,235	—	10,064	—	281,299

Cash and cash equivalents at beginning of period	175,398	—	50,228	—	225,626

Cash and cash equivalents at end of period	$446,633	$—	$60,292	$—	$506,925

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fiscal Quarter Ended December 30, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$109,427	$—	$(2,278)	$(77,129)	$30,020

Cash flows from investing activities:
Restricted cash	—	—	(7,500)	—	(7,500)
Purchases of marketable debt securities	(3,539)	—	—	—	(3,539)
Proceeds from sales and maturities of marketable debt securities	2,455	—	—	—	2,455
Purchases of accounts receivable	—	—	(80,712)	80,712	—
Collections of accounts receivable	—	—	3,583	(3,583)	—
Purchases of equity securities	(984)	—	—	—	(984)
Proceeds from equity securities and other assets	4,664	—	—	—	4,664
Purchases of property and equipment	(3,395)	—	(2,385)	—	(5,780)

Net cash used in investing activities	(799)	—	(87,014)	77,129	(10,684)

Cash flows from financing activities:
Proceeds from short-term debt, net	—	—	75,524	—	75,524
Proceeds from common stock	1,664	—	—	—	1,664

Net cash provided by financing activities	1,664	—	75,524	—	77,188

Net increase (decrease) in cash and cash equivalents	110,292	—	(13,768)	—	96,524

Cash and cash equivalents at beginning of period	170,793	—	31,911	—	202,704

Cash and cash equivalents at end of period	$281,085	$—	$18,143	$—	$299,228

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 and the Risk Factors included in Part II, Item 1A of this Quarterly Report, as well as other cautionary statements and risks described elsewhere in this Quarterly Report, and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended September 29, 2006.
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
We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 34% of our net revenues in the fiscal quarter ended December 29, 2006, compared to 35% of our net revenues in the fiscal quarter ended December 30, 2005. One distribution customer accounted for 11% of net revenues for the fiscal quarter ended December 29, 2006. No customers accounted for 10% or more of net revenues for the fiscal quarter ended December 30, 2005. Our top 20 customers accounted for approximately 75% and 67% of net revenues for the fiscal quarters ended December 29, 2006 and December 30, 2005, respectively. Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe (including the Middle East and Africa) were 16%, 79% and 5%, respectively, of our net revenues for the fiscal quarter ended December 29, 2006 and were 8%, 86% and 6%, respectively, of our net revenues for the fiscal quarter ended December 30, 2005. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
Business Enterprise Segments
We operate in one reportable segment, broadband communications. Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in consolidated financial statements. Although we had four operating segments at December 29, 2006, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable segment, broadband communications.

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
Because we meet each of the criteria set forth above and each of our operating segments has similar economic characteristics, we aggregate our results of operations in one reportable segment.
Results of Operations
Net Revenues

	Fiscal Quarter Ended
	December 29,	December 30,
(in thousands)	2006	2005
Net revenues	$245,534	$230,706
We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the purchased products are sold by the distributors to third parties. Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.
We have many distribution customers for whom revenue is recognized upon shipment of product to them, as the contractual terms provide for limited or no rights of return. We defer the recognition of revenue on sales to certain other distribution customers for whom we were unable to enforce our contractual terms in the past. Sales to these distributors are recognized into revenue when the purchased products are sold by the distributors to third parties. At December 29, 2006 and September 29, 2006, deferred revenue related to sales to these distributors was $4.6 million and $6.7 million, respectively. As of December 29, 2006 and September 29, 2006, we also have deferred revenue of $3.0 million and $6.6 million, respectively, related to shipments of products for which we have on-going performance obligations. Deferred revenue is included in other current liabilities on our condensed consolidated balance sheets.

Our net revenues increased 6% in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This increase was primarily driven by a 7% increase in unit volume shipments, which was primarily due to increased demand for our Broadband Media Processing products as satellite set-top box (STB) design wins began to ramp into production in the second half of fiscal 2006. The increase in unit volume shipments was partially offset by a 1% decrease in average selling prices (ASPs).
In the second quarter of fiscal 2007, we expect to report revenues of between $221.0 million and $226.0 million. This represents an 8% to 10% revenue decline from the level reported in the first quarter of fiscal 2007 and can be attributed to (i) an expected seasonal decline in demand for our PC modem and PC video products, (ii) anticipated ASP erosion in some of our digital subscriber line (DSL) products due to increasing pricing pressure, (iii) an expected decrease in STB product shipments as a recent key production launch ramp sells through to end customers and (iv) an anticipated reduction of inventory held at our distributors. At December 29, 2006, there was approximately eight weeks of inventory at our distributors, which is at the high end of our targeted distributor inventory level of between six and eight weeks.
Gross Margin

	Fiscal Quarter Ended
	December 29,	December 30,
(in thousands)	2006	2005
Gross margin	$109,489	$95,753
Percent of net revenues	45%	42%
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
Our gross margin percentage for the first quarter of fiscal 2007 was 45% compared with 42% for the first quarter of fiscal 2006. Excluding the impact of changes to our inventory reserves and the impact of changes to revenue reserves that we maintain to estimate customer pricing adjustments in both the first quarter of fiscal 2007 and 2006, our gross margin percentage would have been 43% for the first quarter of fiscal 2007 compared to 42% for the first quarter of fiscal 2006. The higher gross margin percentage in the first quarter of fiscal 2007 is primarily attributable to manufacturing cost reductions which have more than offset the 1% erosion in ASPs.
We assess the recoverability of our inventories on a quarterly basis through a review of inventory levels in relation to foreseeable demand, generally over the following twelve months. Foreseeable demand is based upon available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During the fiscal quarters ended December 29, 2006 and December 30, 2005, we recorded $1.6 million and $2.6 million, respectively, in inventory charges for excess and obsolete (E&O) inventory. Activity in our E&O inventory reserves for the fiscal quarters ended December 29, 2006 and December 30, 2005 was as follows:

	Fiscal Quarter Ended
	December 29,	December 30,
(in thousands)	2006	2005
E&O reserves at beginning of period	$36,632	$44,833
Additions	1,570	2,596
Release upon sales of product	(2,650)	(3,043)
Scrap	(4,672)	(1,645)
Standards adjustments and other	(87)	(584)

E&O reserves at end of period	$30,793	$42,157

We have created an action plan at a product line level to scrap approximately 25% of our E&O inventory balances as of December 29, 2006, and we are still in the process of determining the ultimate disposition of the remaining E&O products. It is possible that some of these reserved products will be sold which will benefit our gross margin in the period sold. During the fiscal quarters ended December 29, 2006 and December 30, 2005, we sold $2.7 million and $3.0 million, respectively, of reserved products.
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
On a quarterly basis, we also assess the net realizable value of our inventories. When the estimated ASP, plus costs to sell our inventory, falls below our inventory cost, we adjust our inventory to its current estimated market value. During the fiscal quarter ended December 30, 2005, we recorded $3.0 million of inventory charges to reduce certain Wireless Networking products to their estimated market value. There were no inventory charges recorded during the fiscal quarter ended December 29, 2006. Increases to the lower of cost or market (LCM) inventory reserves may be required based upon actual ASPs and changes to our current estimates, which would impact our gross margin percentage in future periods. Activity in our LCM inventory reserves for the fiscal quarters ended December 29, 2006 and December 30, 2005 was as follows:

	Fiscal Quarter Ended
	December 29,	December 30,
(in thousands)	2006	2005
LCM reserves at beginning of period	$1,761	$6,739
Additions	—	2,950
Release upon sales of product	(1,194)	(779)
Standards adjustments and other	(76)	(46)

LCM reserves at end of period	$491	$8,864

Research and Development

	Fiscal Quarter Ended
	December 29,	December 30,
(in thousands)	2006	2005
Research and development	$71,450	$64,359
Percent of net revenues	29%	28%

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
R&D expense increased $7.1 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 primarily due to increased product development costs. These increases were partially offset by a $2.9 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense was primarily due to declines in the expense related to the options assumed in the merger with GlobspanVirata, Inc. as the options become fully vested and declines in the expense related to the options granted in June 2005, which vest over three years and are being amortized to expense using the accelerated method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The options granted in June 2005 were issued pursuant to an offer made to employees in November 2004 to exchange certain outstanding stock options.
In the second quarter of fiscal 2007, we expect R&D expense to decrease by $2.0 million to $3.0 million from the level reported in the first quarter of fiscal 2007 as a result of restructuring actions we initiated in January 2007.
Selling, General and Administrative

	Fiscal Quarter Ended
	December 29,	December 30,
(in thousands)	2006	2005
Selling, general and administrative	$27,476	$38,601
Percent of net revenues	11%	17%
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
SG&A expense decreased $11.1 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This decrease is primarily attributable to a $6.9 million decrease in stock-based compensation expense and a $5.6 million decrease in legal expense due to the settlement of our litigation with Texas Instruments Incorporated (Texas Instruments) in the third quarter of fiscal 2006. The decrease in stock-based compensation expense was primarily due to declines in the expense related to the options assumed in the merger with GlobspanVirata, Inc. as the options become fully vested and declines in the expense related to the options granted in June 2005, which vest over three years and are being amortized to expense using the accelerated method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The options granted in June 2005 were issued pursuant to an offer made to employees in November 2004 to exchange certain outstanding stock options.
Amortization of Intangible Assets

	Fiscal Quarter Ended
	December 29,	December 30,
(in thousands)	2006	2005
Amortization of intangible assets	$6,238	$7,907
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average period of approximately six years.

Amortization expense decreased $1.7 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 due to the modification of the useful lives of some of the intangible assets acquired in the merger with GlobespanVirata, Inc. and due to some intangible assets becoming fully amortized during fiscal 2006.
Special Charges

	Fiscal Quarter Ended
	December 29,	December 30,
(in thousands)	2006	2005
Restructuring charges	$2,898	$930
Integration credits	—	(400)
Asset impairments	—	85
Other special charges	—	300

	$2,898	$915

Special charges in the first quarter of fiscal 2007 were comprised of $2.6 million of restructuring charges that were attributable to employee severance and termination benefit costs related to our fiscal 2007 and 2006 restructuring actions and $0.3 million of facilities related charges resulting from the accretion of rent expense related to our fiscal 2005 restructuring action.
Special charges in the first quarter of fiscal 2006 were primarily comprised of $0.9 million of restructuring charges, consisting of $0.6 million of employee severance and termination benefit costs mainly for our fiscal 2006 and 2005 restructuring actions and $0.3 million of facilities related charges resulting from the accretion of rent expense related to our fiscal 2005 restructuring action.
Interest Expense

	Fiscal Quarter Ended
	December 29,	December 30,
(in thousands)	2006	2005
Interest expense	$13,036	$8,802
Interest expense increased $4.2 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The increase is primarily attributable to the $275.0 million aggregate principal amount of floating rate senior secured notes that we issued in November 2006 and the $80.0 million short-term credit facility we established in November 2005. The increase in interest expense resulting from the $250.0 million aggregate principal amount of 4.00% convertible subordinated notes issued in March 2006 and May 2006 has been substantially offset by a decrease in interest expense as a result of the retirement of the $130.0 million aggregate principal amount of 5.25% convertible subordinated notes and the $66.8 million aggregate principal amount of 4.25% convertible subordinated notes in May 2006, as well as the repurchase of $58.5 million aggregate principal amount of 4.00% convertible subordinated notes due February 2007.
Other Income, Net

	Fiscal Quarter Ended
	December 29,	December 30,
(in thousands)	2006	2005
Investment and interest income	$5,389	$3,265
Increase (decrease) in the fair value of derivative instruments	3,042	(4,311)
Losses of equity method investments	(5)	(2,071)
Gains on investments in equity securities	5,132	3,837
Other	(502)	556

	$13,056	$1,276

Other income, net for the first quarter of fiscal 2007 was primarily comprised of $5.4 million of investment and interest income on invested cash balances, $5.1 million of gains on investments in equity securities and a $3.0 million increase in the fair value of our warrant to purchase 30 million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock mainly due to an increase in Mindspeed’s stock price during the first quarter of fiscal 2007.
Other income, net for the first quarter of fiscal 2006 was primarily comprised of $3.8 million of gains on investments in equity securities and $3.3 million of investment and interest income on invested cash balances, offset by a $4.3 million decrease in the fair value of our warrant to purchase 30 million shares of Mindspeed common stock mainly due to a decrease in Mindspeed’s stock price during the first quarter of fiscal 2006, and $2.1 million of losses from our equity method investments.
Provision for Income Taxes
We recorded income tax expense of $0.5 million and $0.7 million in the first quarters of fiscal 2007 and 2006, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. Federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
As of December 29, 2006, we had approximately $1.3 billion of net deferred income tax assets, which are primarily related to U.S. Federal income tax NOL carryforwards and capitalized R&D expenses and which can be used to offset taxable income in subsequent years. Approximately $455.5 million of the NOL carryforwards were acquired in business combinations, and if we receive a tax benefit from their utilization, the benefit will be recorded as a reduction to goodwill. The deferred tax assets acquired in the merger with GlobespanVirata are subject to limitations imposed by section 382 of the Internal Revenue Code. Such limitations are not expected to impair our ability to utilize these deferred tax assets. As of December 29, 2006, we have a valuation allowance recorded against the majority of our deferred tax assets, resulting in net deferred tax assets of $0.8 million. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized.
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
Liquidity and Capital Resources
Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Total cash, cash equivalents and marketable securities were as follows:

	December 29,	September 29,
(in thousands)	2006	2006
Cash and cash equivalents	$506,925	$225,626
Marketable debt securities	67,134	83,620

Subtotal	574,059	309,246
Marketable equity securities (6.2 million shares of Skyworks Solutions, Inc.)	43,775	32,089

Total cash, cash equivalents and marketable securities	$617,834	$341,335

Our cash, cash equivalents and marketable securities increased $276.5 million between December 29, 2006 and September 29, 2006. The increase was primarily due to the issuance of our $275.0 million aggregate principal amount of floating rate senior secured notes in November 2006, which resulted in net proceeds of $267.2 million in the first quarter of fiscal 2007, and the $11.7 million increase in fair value of our investment in Skyworks.

Our cash, cash equivalents and marketable securities include 6.2 million shares of Skyworks common stock valued at $43.8 million as of December 29, 2006. For these securities, there is risk associated with the overall state of the stock market, having available buyers for the shares we may want to sell, and ultimately being able to liquidate the securities at a favorable price in a short period of time. There can be no assurance that the carrying value of these securities will ultimately be realized.
We also have an investment in Jazz Semiconductor, Inc. (Jazz), a warrant to purchase 30 million shares of Mindspeed common stock, and other assets, including real estate in Newport Beach, California. Our investment in Jazz is reflected as a long-term asset on our consolidated balance sheet as of December 29, 2006. Jazz is a privately-held company and, as a result, our ability to liquidate this investment is limited. On September 26, 2006, Jazz entered into a merger agreement with Acquicor Technology Inc. (Acquicor). Completion of the merger is subject to certain conditions precedent and there can be no assurance that the merger will be completed. In addition, we and the other current Jazz stockholders have agreed to provide Acquicor with financing in an aggregate amount of up to $80.0 million, in proportion to each stockholder’s equity interest in Jazz, to fund, under certain circumstances, a shortfall in Acquicor’s financing for the merger. In December 2006, Acquicor successfully completed a $166.8 million debt offering, and in January 2007, Acquicor announced that a Special Meeting of Stockholders will be held on February 15, 2007 to vote on the Jazz merger. If this merger is completed and we are not required to fund any portion of Acquicor’s financing of the merger, we expect to receive cash proceeds of approximately $100.0 million for our ownership interests in Jazz, subject to adjustment based on Jazz’s working capital and possible future contingent payments.
The value of the Mindspeed warrant of $19.5 million is also reflected as a long-term asset on our consolidated balance sheet as of December 29, 2006. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value. Further, there is no assurance that the equity markets would allow us to liquidate a substantial portion of this warrant within a short time period without significantly impacting the market value of Mindspeed’s common stock and the warrant.
As of December 29, 2006, we had a total of $706.5 million aggregate principal amount of convertible subordinated notes outstanding, of which $456.5 million was due on February 1, 2007 and $250.0 million is due in March 2026. As of December 29, 2006, we also had $275.0 million aggregate principal amount of floating rate senior secured notes outstanding, which were issued in November 2006 and are due in November 2010. On February 1, 2007, the proceeds from the issuance of the floating rate senior secured notes, together with available cash, cash equivalents and marketable securities on hand, were used to repay the $456.5 million of convertible subordinated notes due February 2007.
We also have an $80.0 million credit facility with a bank, under which we had borrowed $80.0 million as of December 29, 2006. The term of this credit facility has been extended through November 28, 2007, and the facility remains subject to additional 364-day extensions at the discretion of the bank.
After the repayment of the $456.5 million of convertible subordinated notes on February 1, 2007, we had approximately $150.0 million of cash, cash equivalents and marketable securities to operate the business. We believe that our existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.
Cash flows were as follows:

	Fiscal Quarter Ended
	December 29,	December 30,
(in thousands)	2006	2005
Net cash provided by operating activities	$7,874	$30,020
Net cash provided by (used in) investing activities	4,785	(10,684)
Net cash provided by financing activities	268,640	77,188

Net increase in cash and cash equivalents	$281,299	$96,524

Cash provided by operating activities was $7.9 million in the first quarter of fiscal 2007 compared to $30.0 million in the first quarter of fiscal 2006. In the first quarter of fiscal 2007, we generated $11.8 million of cash from operations and $1.6 million from net favorable changes in our working capital (accounts receivable, inventories and accounts payable). These cash inflows were partially offset by $5.5 million of payments for restructuring related items. The favorable changes in working capital were driven by improved inventory turns from 5.5 turns in the fourth quarter of fiscal 2006 to 6.5 turns in the first quarter of fiscal 2007, which was partly offset by the impact of an increase in days sales outstanding (DSO) from 46 days in the fourth quarter of fiscal 2006 to 48 days in the first quarter of fiscal 2007 and a decrease in accounts payable due to the timing of payments.
In the first quarter of fiscal 2006, we generated $21.5 million of cash from operations and $17.5 million from net favorable changes in our working capital (accounts receivable, inventories and accounts payable). These cash inflows were partly offset by $6.7 million of payments for restructuring related items and $2.3 million of legal costs associated with our previous litigation with Texas Instruments. The favorable changes in working capital were driven by improved DSO from 37 days at the end of fiscal 2005 to 33 days at the end of the first quarter of fiscal 2006 and improved inventory turns from 5.4 turns in the fourth quarter of fiscal 2005 to 6.8 turns at the end of the first quarter of fiscal 2006.
Cash provided by investing activities was $4.8 million in the first quarter of fiscal 2007 compared to cash used in investing activities of $10.7 million of the first quarter of fiscal 2006. Cash provided by investing activities in the first quarter of fiscal 2007 was primarily attributable to $16.6 million of net proceeds from sales and maturities of marketable debt securities, offset by capital expenditures of $7.2 million, primarily due to our expansion efforts in India and China, and a $5.0 million payment for the acquisition of Zarlink Semiconductor Inc.’s packet switching business.
Cash used in investing activities in the first quarter of fiscal 2006 was attributable to $7.5 million of restricted cash as required under our short-term credit facility, capital expenditures of $5.8 million primarily due to our expansion efforts in India and China, and net purchases of marketable debt securities of $1.1 million. These expenditures were partially offset by proceeds from sales of equity securities of $4.7 million.
Cash provided by financing activities was $268.6 million in the first quarter of fiscal 2007 compared to $77.2 million in the first quarter of fiscal 2006. Cash provided by financing activities in the first quarter of fiscal 2007 primarily consisted of net proceeds of $267.2 million from the issuance of floating rate senior secured notes due November 2010. We also received $2.2 million of proceeds from the issuance of common stock under our stock-based employee benefit plans.
Cash provided by financing activities in the first quarter of fiscal 2006 consisted of net proceeds of $75.5 million from our short-term credit facility and $1.7 million of proceeds from the issuance of common stock under our stock-based employee benefit plans.
Contractual obligations at December 29, 2006 were as follows:

	Payments due by period
		Less than 1			More than 5
(in thousands)	Total	year	1-3 years	3-5 years	years
Long-term debt	$981,500	$456,500	$—	$275,000	$250,000
Short-term debt	80,000	80,000	—	—	—
Interest on debt	308,897	48,605	70,195	45,097	145,000
Operating leases	159,278	28,972	40,984	26,286	63,036
Capital leases	463	463	—	—	—
Assigned leases	4,196	1,345	1,302	1,282	267
Purchase commitments	63,766	48,826	14,277	663	—
Capital commitments	4,211	4,211	—	—	—

	$1,602,311	$668,922	$126,758	$348,328	$458,303

At December 29, 2006, the Company had many sublease arrangements on operating leases for terms ranging from near term to approximately nine years. Aggregate scheduled sublease income based on current terms is approximately $25.8 million.
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
The durations of our guarantees and indemnities vary, and in many cases are indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in our condensed consolidated balance sheets. Product warranty costs are not significant.
In October 2006, we acquired Zarlink Semiconductor Inc.’s packet switching business for $5.0 million. The terms of this acquisition include provisions under which Zarlink Semiconductor, Inc. could receive additional consideration of up to $2.5 million through December 31, 2008 if certain revenue targets are achieved. We have not recorded a liability for this contingent consideration. If earned, the contingent consideration will be recorded as additional goodwill.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 on Quantifying Misstatements. SAB No. 108 requires companies to use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach. SAB No. 108 also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after September 13, 2006. We are currently assessing the impact, if any, SAB No. 108 will have on our financial position and results of operations.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. We will adopt FIN 48 no later than the first quarter of fiscal 2008. We are currently assessing the impact the adoption of FIN 48 will have on our financial position and results of operations.
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

Revenue recognition
Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the products are sold by the distributors to third parties. Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with SFAS No. 48. Development revenue is recognized when services are performed and was not significant for any periods presented.
Our revenue recognition policy is significant because our revenue is a key component of our operations and the timing of revenue recognition determines the timing of certain expenses, such as sales commissions. Revenue results are difficult to predict, and any shortfall in revenues could cause our operating results to vary significantly from period to period.
We have many distribution customers for whom revenue is recognized upon our shipment of product to them, as the contractual terms provide for limited or no rights of return. We defer the recognition of revenue on sales to certain other distribution customers for whom we were unable to enforce our contractual terms in the past. Sales to these distributors are recognized into revenue when the purchased products are sold by the distributors to third parties. At December 29, 2006 and September 29, 2006, deferred revenue related to sales to these distributors was $4.6 million and $6.7 million, respectively. As of December 29, 2006 and September 29, 2006, we also had deferred revenue of $3.0 and $6.6 million, respectively, related to shipments of products for which we have on-going performance obligations. Deferred revenue is included in other current liabilities on our condensed consolidated balance sheets.
Allowance for doubtful accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We use a specific identification method for some items, and a percentage of aged receivables for others. The percentages are determined based on our past experience. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required. At December 29, 2006 and September 29, 2006, our allowances for doubtful accounts were $0.6 million and $0.8 million, respectively.
Inventories
We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand or product pricing is lower than originally projected, additional inventory write-downs may be required. Further, on a quarterly basis, we assess the net realizable value of our inventories. When the estimated average selling price of our inventory, net of selling expenses, falls below our inventory cost, we adjust our inventory to its current estimated market value. At December 29, 2006 and September 29, 2006, our inventory reserves were $31.3 million and $38.4 million, respectively.

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
Stock-based compensation
In December 2004, the FASB issued SFAS No. 123(R). This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. We adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective method and, accordingly, have not restated the consolidated statements of operations for prior interim periods or fiscal years. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), we elected to recognize compensation cost for all options with graded vesting granted on or after October 1, 2005 on a straight-line basis over the vesting period of the entire option. For options with graded vesting granted prior to October 1, 2005, we will continue to recognize compensation cost over the vesting period following the accelerated recognition method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” as if each underlying vesting date represented a separate option grant.
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
Under SFAS No. 123(R), we record in our consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after October 1, 2005 under the provisions of SFAS No. 123(R) and (ii) compensation cost for the unvested portion of options granted prior to October 1, 2005 over their remaining vesting periods using the fair value amounts previously measured under SFAS No. 123 for pro forma disclosure purposes. Under the transition provisions of SFAS No. 123(R), we recognized a cumulative effect of a change in accounting principle to reduce additional paid-in capital by $20.7 million, consisting of (i) the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005, primarily accounted for under APB Opinion No. 25, and (ii) the $8.2 million difference between the remaining $12.5 million deferred stock-based compensation balance as of October 1, 2005 for the options issued in our business combinations and the remaining unamortized grant-date fair value of these options, which also reduced goodwill.

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
The Black-Scholes-Merton model requires certain assumptions to determine an option fair value, including expected stock price volatility, risk-free interest rate, and expected life of the option. The expected stock price volatility rates are based on the historical volatility of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in the Securities and Exchange Commission’s SAB No. 107.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial instruments include cash and cash equivalents, marketable debt securities, marketable equity securities, the Mindspeed warrant, short-term debt and long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after tax returns on our investment portfolio. Consequently, we invest with only high credit quality issuers, and we limit the amount of our credit exposure to any one issuer. See also “Part I, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2006.
Our cash, cash equivalents and marketable debt securities are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 29, 2006, the carrying value of our cash, cash equivalents and marketable debt securities approximates fair value.
As of December 29, 2006, our marketable equity securities consist of 6.2 million shares of Skyworks common stock. Marketable equity securities are subject to equity price risk. For our equity security holdings, there are risks associated with the overall state of the stock market, having available buyers for shares we may sell, and ultimately being able to liquidate the securities at a favorable price. As of December 29, 2006, a 10% decrease in equity prices would result in a decrease in the value of our marketable equity securities of approximately $4.4 million.
We hold a warrant to purchase 30 million shares of Mindspeed common stock. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of December 29, 2006, a 10% decrease in the market price of Mindspeed’s common stock would result in a decrease in the fair value of this warrant of approximately $3.1 million. At December 29, 2006, the market price of Mindspeed’s common stock was $1.91 per share. During the fiscal quarter ended December 29, 2006, the market price of Mindspeed’s common stock ranged from a low of $1.60 per share to a high of $2.16 per share.
Our short-term debt consists of borrowings under a 364-day credit facility. Interest related to our short-term debt is at 7-day LIBOR plus 0.6%, which is reset quarterly and was approximately 5.97% at December 29, 2006. We do not believe our short-term debt is subject to significant market risk.
Our long-term debt consists of convertible subordinated notes with interest at fixed rates and floating rate senior secured notes. Interest related to our floating rate senior secured notes is at three-month LIBOR plus 3.75%, which is reset quarterly and was approximately 9.13% at December 29, 2006. The fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.
The following table shows the fair values of our financial instruments as of December 29, 2006:

(in thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$506,925	$506,925
Marketable debt securities	67,134	67,134
Marketable equity securities	43,775	43,775
Mindspeed warrant	19,513	19,513
Short-term debt	80,000	80,000
Current portion of long-term debt	456,500	454,218
Long-term debt	525,000	508,031
We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, from time to time, we offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At December 29, 2006, we had outstanding foreign currency forward exchange contracts with a notional amount of 639.0 million Indian Rupees, approximately $13.8 million, maturing at various dates through July 2007. Based on the fair values of these contracts, we recorded a derivative asset of $0.5 million at December 29, 2006. Based on our overall currency rate exposure at December 29, 2006, a 10% change in the currency rates would not have a material effect on our financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended December 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
IPO Litigation – In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now our Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. In June 2003, Conexant, Inc. and the named officers and directors entered into a memorandum of understanding outlining a settlement agreement with the plaintiffs that will, among other things, result in the dismissal with prejudice of all the claims against the former GlobeSpan, Inc. officers and directors. The final settlement was executed in June 2004. On February 15, 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement, which bar orders have since been modified. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit reversed the lower court, ruling that no class was properly certified. It is not yet clear what impact this decision will have on the issuers’ settlement. The settlement remains subject to a number of conditions and final approval. It is possible that the settlement will not be approved. In either event, we do not believe the ultimate outcome of this litigation will have a material adverse impact on our financial condition, results of operations, or cash flows.
Class Action Suits – In December 2004 and January 2005, we and certain of our current and former officers and directors were named as defendants in several complaints seeking monetary damages filed on behalf of all persons who purchased our common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934, as amended, by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases were consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al. (Witriol), are being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation. On September 1, 2005, the defendants filed their motion to dismiss the case. On November 23, 2005, the court granted the plaintiffs’ motion to file a second amended complaint, which was filed on December 5, 2005. The defendants filed an amended motion to dismiss the case on February 6, 2006. Plaintiffs filed their opposition on April 24, 2006, and defendants’ reply was filed on June 14, 2006. On December 4, 2006, the court dismissed the second amended complaint. Two of the three claims were dismissed with prejudice, while the third claim was dismissed without prejudice. On January 10, 2007, the parties filed a stipulation and tolling agreement with the court stating that plaintiffs will not file an appeal of the ruling dismissing two claims with prejudice and the defendants agreed to give plaintiffs’ counsel until March 16, 2007 to file an amended complaint with respect to the third claim. We do not believe the ultimate outcome of this litigation will have a material adverse impact on our financial condition, results of operations, or cash flows.

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
We have recently incurred substantial losses and may incur additional future losses.
Our net loss for fiscal 2006 was $122.6 million, and in the first quarter of fiscal 2007, we generated net income of $1.0 million. However, we anticipate a sequential reduction in revenues in the second quarter of fiscal 2007 of between eight and ten percent. As a result, we have initiated new restructuring activities to bring operating expenses in-line with our revenue expectations. These restructuring activities include workforce reductions and the closure of a facility and will have the near term effect of increasing our operating expenses as a result of special charges we have recorded and will record to implement these actions. Additionally, as the result of previous business combinations, we have significant amount of intangible assets for which we record amortization expense each period. If any of these intangible assets or our goodwill were determined to be impaired, this could also materially affect our profitability. The value of our warrants to purchase Mindspeed common stock may fluctuate significantly from period to period which may unfavorably impact our results. Finally, any further decline in revenue would significantly affect our profitability. We cannot assure you that we will be able to improve or even sustain the profitability we achieved in the first quarter of fiscal 2007, and we may incur losses in the future.
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
Sales to our twenty largest customers, including distributors, represented approximately 75% and 67% of our net revenues in the first three months of fiscal 2007 and for fiscal 2006, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:
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
We have increased our headcount in India from approximately 180 employees at the end of fiscal 2004 to approximately 1,305 employees as of December 29, 2006. We plan to continue this growth trend in India and other international locations in the Asia-Pacific region. Expansion and transition of product development efforts to other locations entails risks associated with our ability to manage the development of products at remote geographic locations, to achieve key program milestones, and to attract and retain qualified management, technical and other personnel necessary for the design and development of our products. If we experience product design or development delays as a result of the transition, or an inability to adequately staff the programs, there could be a material adverse effect on our results of operations.
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
For the first three months of fiscal 2007 and for fiscal 2006, approximately 89% and 92%, respectively, of our net revenues were from customers located outside of the United States, primarily in the Asia-Pacific region. In addition, a significant portion of our workforce and many of our key suppliers are located outside of the United States. Our international operations consist of research and development, sales offices, and other general and administrative functions. We plan to continue our international expansion, particularly in the Asia-Pacific region. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:
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
We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 34% and 35% of our net revenues for the first three months of fiscal 2007 and for fiscal 2006, respectively. Our arrangements with these distributors are terminable at any time, and the loss of these arrangements could have an adverse effect on our operating results. For those international distributors that we account for under a deferred revenue recognition model, we rely on the distributor to provide us timely and accurate product sell through information. No assurances can be given that these international distributors will continue to provide us this information. If we are unable to obtain this information on a timely basis, or if we determine that the information we do receive is unreliable, it may affect the accuracy of amounts recorded in our consolidated financial statements, and therefore have an adverse effect on our operating results.
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
At December 29, 2006, we had a total of $706.5 million aggregate principal amount of convertible subordinated notes outstanding, of which $456.5 million was due in February 2007 and $250.0 million is due in March 2026. At December 29, 2006, we also had $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010 outstanding. Additionally, we have an $80.0 million credit facility with a bank, under which we had borrowed $80.0 million as of December 29, 2006. This credit facility is due to expire on November 28, 2007, but is subject to 364-day renewal periods at the discretion of the bank.
At December 29, 2006, we had $617.8 million of cash, cash equivalents and marketable securities, a significant portion of which has been used to repay at maturity the $456.5 million of convertible subordinated notes due

February 2007. We may not have access to sufficient capital to repay amounts due under (i) our credit facility expiring November 2007 (if it is not renewed), (ii) our floating rate senior secured notes due November 2010, and (iii) our convertible subordinated notes due March 2026, and we may not be able to refinance any portion of this debt on favorable terms or at all.
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 34% and 35% of our net revenues for the first three months of fiscal 2007 and for fiscal 2006, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other supplier products and may not sell our products as quickly as forecasted, which may impact their future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. For example, the reduced demand outlook for fiscal year 2005 and decline of average selling prices for certain of our products resulted in net inventory charges of approximately $45.0 million in the first quarter of fiscal 2005.
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
At December 29, 2006, we had $712.6 million of goodwill and $72.2 million of intangible assets, net, which together represented approximately 42% of our total assets. Approximately $616.3 million of the goodwill was generated in our merger with GlobespanVirata, Inc. in February 2004. In periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. If our market capitalization drops below our book value for a prolonged period of time, if our assumptions regarding our future operating performance change or if other indicators of impairment are present, we may be required to write-down the value of our goodwill and acquisition-related intangible assets by taking a non-cash charge against earnings. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial condition and results of operations, although it would have no effect on our cash flow.
We may be liable for penalties under environmental laws, rules and regulations, which could adversely impact our business.
Our former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. We have been designated as a potentially responsible party and are engaged in groundwater remediation under a previously approved Consent Decree at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us, which has been settled pursuant to a Consent Decree entered into with the EPA in August 2006. In addition, we are engaged in remediations of groundwater contamination at our former Newport Beach, California wafer fabrication facility. We estimate the remaining costs for these remediations to be approximately $1.5 million as of December 29, 2006 and have accruals for these costs in our consolidated balance sheets.

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
As of December 29, 2006, we had approximately $1.3 billion of U.S. federal income tax net operating loss (NOL) carry forwards that can be used to offset taxable income in subsequent years. Approximately $455.5 million of the NOL carry forwards were acquired in the merger with GlobespanVirata and in other acquisitions. The NOL carry forwards are scheduled to expire at various dates through 2026. Section 382 of the Internal Revenue Code could limit the future use of some or all of the NOL carry forwards if the ownership of our common stock changes by more than 50 percentage points in certain circumstances over a three-year testing period. Based on information known to us, we have not undergone such a change of ownership and the merger did not constitute a change of ownership, although the shares of our common stock issued in the merger will be taken into account in any change of ownership computations. Direct or indirect transfers of our common stock, when taken together with the shift in ownership resulting from the merger, could result in a change of ownership that would trigger the Section 382 limitation. If such an ownership change occurs, Section 382 would limit our use of NOL carry forwards in each subsequent taxable year to an amount equal to a federal long-term tax-exempt rate published by the Internal Revenue Service at the time of the ownership change, multiplied by our fair market value at such time; any unused annual limitation amounts may also be carried forward. The merger resulted in a change of ownership of GlobespanVirata and the future use of GlobespanVirata’s NOL carry forwards is subject to the Section 382 limitation (or further limitation in the case of NOL carry forwards already subject to limitation as a result of previous transactions) based on the fair market value of GlobespanVirata at the time of the merger.
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

ITEM 6. EXHIBITS

Exhibit No.	Description

4	Indenture dated as of November 13, 2006 among the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee, including the form of the Company’s Floating Rate Senior Secured Note due 2010 attached as Exhibit A thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 16, 2006, is incorporated herein by reference.

10.1	Agreement and Plan of Merger dated as of September 26, 2006 by and among Acquicor Technology Inc., Joy Acquisition Corp., Jazz Semiconductor, Inc. and T.C. Group, L.L.C., as the stockholders’ representative, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 2, 2006, is incorporated herein by reference.

10.2	Stockholder Support Agreement dated as of September 26, 2006 by and among Acquicor Technology Inc., the Company, RF Micro Devices, Inc., Carlyle Partners III, L.P., CP III Coinvestment, L.P. and Carlyle High Yield Partners, L.P., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 2, 2006, is incorporated herein by reference.

10.3	Registration Rights Agreement dated as of November 13, 2006 by and among the Company, the subsidiary guarantors party thereto and J.P. Morgan Securities, Inc., on behalf of the initial purchasers, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 16, 2006, is incorporated herein by reference.

10.4	The Company’s 2007 Peak Performance Incentive Plan, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 20, 2006, is incorporated herein by reference.

10.5	Extension Letter Agreement dated November 22, 2006 by and among Wachovia Bank, National Association, the Company and Conexant USA, LLC with respect to the Receivables Purchase Agreement dated as of November 29, 2005 by and between Conexant USA, LLC and the Company, the Credit and Security Agreement dated as of November 29, 2005 by and between Conexant USA, LLC and Wachovia Bank, National Association and the Servicing Agreement dated as of November 29, 2005 by and between the Company and Conexant USA, LLC, filed as Exhibit 10-r-4 to the Company’s Annual Report on Form 10-K for the year ended September 29, 2006, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC.
(Registrant)

Date: February 7, 2007	By	/s/ J. Scott Blouin

J. Scott Blouin
Senior Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

4	Indenture dated as of November 13, 2006 among the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee, including the form of the Company’s Floating Rate Senior Secured Note due 2010 attached as Exhibit A thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 16, 2006, is incorporated herein by reference.

10.1	Agreement and Plan of Merger dated as of September 26, 2006 by and among Acquicor Technology Inc., Joy Acquisition Corp., Jazz Semiconductor, Inc. and T.C. Group, L.L.C., as the stockholders’ representative, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 2, 2006, is incorporated herein by reference.

10.2	Stockholder Support Agreement dated as of September 26, 2006 by and among Acquicor Technology Inc., the Company, RF Micro Devices, Inc., Carlyle Partners III, L.P., CP III Coinvestment, L.P. and Carlyle High Yield Partners, L.P., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 2, 2006, is incorporated herein by reference.

10.3	Registration Rights Agreement dated as of November 13, 2006 by and among the Company, the subsidiary guarantors party thereto and J.P. Morgan Securities, Inc., on behalf of the initial purchasers, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 16, 2006, is incorporated herein by reference.

10.4	The Company’s 2007 Peak Performance Incentive Plan, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 20, 2006, is incorporated herein by reference.

10.5	Extension Letter Agreement dated November 22, 2006 by and among Wachovia Bank, National Association, the Company and Conexant USA, LLC with respect to the Receivables Purchase Agreement dated as of November 29, 2005 by and between Conexant USA, LLC and the Company, the Credit and Security Agreement dated as of November 29, 2005 by and between Conexant USA, LLC and Wachovia Bank, National Association and the Servicing Agreement dated as of November 29, 2005 by and between the Company and Conexant USA, LLC, filed as Exhibit 10-r-4 to the Company’s Annual Report on Form 10-K for the year ended September 29, 2006, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.