Form 10-Q
period 2007-03-30
CONEXANT SYSTEMS INC
filed 2007-05-04
CIK 1069353

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2007
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
Yes ☐   No ☑
As of April 27, 2007, there were 490,488,494 shares of the registrant’s common stock outstanding.

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
•	pricing pressures and other competitive factors;

•	the timing of our new product introductions and product quality;

•	the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products;

•	the risk that the value of our common stock may be adversely affected by market volatility;

•	the substantial losses we have incurred recently;

•	general economic and political conditions and conditions in the markets we address;

•	continuing volatility in the technology sector and the semiconductor industry;

•	demand for and market acceptance of new and existing products;

•	successful development of new products;

•	our ability to anticipate trends and develop products for which there will be market demand;

•	the availability of manufacturing capacity;

•	changes in product mix;

•	the risk that capital needed for our business and to repay our indebtedness will not be available when needed;

•	product obsolescence;

•	the ability of our customers to manage inventory;

•	our ability to develop and implement new technologies and to obtain protection for the related intellectual property;

•	the uncertainties of litigation, including claims of infringement of third-party intellectual property rights or demands that we license third-party technology, and the demands it may place on the time and attention of our management and the expense it may place on our company; and

•	possible disruptions in commerce related to terrorist activity or armed conflict,
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

CONEXANT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	March 30,	September 29,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$170,367	$225,626
Marketable securities	63,888	115,709
Restricted cash	8,800	8,800
Receivables, net of allowances of $1,720 and $842	110,725	123,025
Inventories, net	76,504	97,460
Other current assets	25,544	19,353

Total current assets	455,828	589,973

Property, plant and equipment, net	68,572	65,405
Goodwill	580,694	710,790
Intangible assets, net	45,945	76,008
Other assets	97,098	131,449

Total assets	$1,248,137	$1,573,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,500	$188,375
Short-term debt	80,000	80,000
Accounts payable	95,105	113,690
Accrued compensation and benefits	24,602	28,307
Other current liabilities	46,274	51,966

Total current liabilities	292,481	462,338

Long-term debt	478,500	518,125
Other liabilities	71,100	83,064

Total liabilities	842,081	1,063,527

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 490,353 and 486,482 shares issued; and 490,353 and 485,200 shares outstanding	4,904	4,866
Treasury stock: zero and 1,282 shares, at cost	—	(5,823)
Additional paid-in capital	4,709,847	4,699,029
Accumulated deficit	(4,308,227)	(4,175,757)
Accumulated other comprehensive loss	(367)	(12,096)
Shareholder notes receivable	(101)	(121)

Total shareholders’ equity	406,056	510,098

Total liabilities and shareholders’ equity	$1,248,137	$1,573,625

See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Net revenues	$199,865	$242,583	$445,399	$473,289
Cost of goods sold (1)	110,016	136,373	246,061	271,326

Gross margin	89,849	106,210	199,338	201,963

Operating expenses:
Research and development (1)	69,345	64,831	140,795	129,190
Selling, general and administrative (1).	26,803	36,320	54,279	74,921
Amortization of intangible assets	6,254	7,758	12,492	15,665
Special charges	160,121	38,854	163,019	39,769

Total operating expenses	262,523	147,763	370,585	259,545

Operating loss	(172,674)	(41,553)	(171,247)	(57,582)

Interest expense	(13,220)	(10,052)	(26,256)	(18,854)
Other income, net	9,660	42,792	22,721	46,139

Loss before income taxes and gain (loss) of equity method investments	(176,234)	(8,813)	(174,782)	(30,297)

Provision for income taxes	1,232	735	1,703	1,451

Loss before gain (loss) of equity method investments	(177,466)	(9,548)	(176,485)	(31,748)
Gain (loss) of equity method investments	44,020	(584)	44,015	(2,655)

Net loss	$(133,446)	$(10,132)	$(132,470)	$(34,403)

Net loss per share — basic and diluted	$(0.27)	$(0.02)	$(0.27)	$(0.07)

Shares used in basic and diluted per-share computations	489,302	477,480	487,630	475,761

(1)	These captions include non-cash employee stock-based compensation expense as follows (see Note 1):

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Cost of goods sold	$115	$131	$218	$429
Research and development	2,715	5,858	5,082	11,148
Selling, general and administrative	1,941	6,763	3,808	15,491
See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	March 30,	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(132,470)	$(34,403)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities, net of effects of acquisitions:
Depreciation	11,989	9,104
Amortization of intangible assets	12,492	15,665
Asset impairments	155,000	—
Reversal of provision for bad debts, net	(219)	(2,243)
(Reversal of) charges for inventory provisions, net	(3,256)	58
Stock-based compensation	9,108	27,068
Increase in fair value of derivative instruments	(6,924)	(31,331)
(Gains) losses of equity method investments	(44,015)	2,655
Gains on sales of equity securities and other assets	(6,190)	(4,414)
Other items, net	(363)	(609)
Changes in assets and liabilities:
Receivables	12,519	(13,602)
Inventories	25,451	7,784
Accounts payable	(19,586)	23,058
Accrued expenses and other current liabilities	(14,456)	38,905
Other, net	(7,306)	(23,412)

Net cash (used in) provided by operating activities	(8,226)	14,283

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(5,029)	(6,900)
Proceeds from equity securities and other assets	105,491	5,200
Purchases of equity securities	(600)	(1,848)
Proceeds from sales and maturities of marketable securities	78,645	61,944
Purchases of marketable securities	(25,877)	(26,473)
Purchases of property, plant and equipment	(14,939)	(13,139)
Restricted cash	—	(8,800)

Net cash provided by investing activities	137,691	9,984

Cash flows from financing activities:
Proceeds from short-term debt, net of expenses of $1,198 and $1,534	(1,198)	78,466
Proceeds from long-term debt, net of expenses of $9,249 and $4,910	265,751	195,090
Repurchases and retirements of long-term debt	(456,500)	(57,859)
Proceeds from issuance of common stock	7,202	11,964
Repayment of shareholder notes receivable	21	163

Net cash (used in) provided by financing activities	(184,724)	227,824

Net (decrease) increase in cash and cash equivalents	(55,259)	252,091
Cash and cash equivalents at beginning of period	225,626	202,704

Cash and cash equivalents at end of period	$170,367	$454,795

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
Supplemental Cash Flow Information — Cash paid for interest was $23.1 million and $16.5 million for the six months ended March 30, 2007 and March 31, 2006, respectively. Cash paid for income taxes for the six months ended March 30, 2007 and March 31, 2006 was $1.0 million and $0.8 million, respectively.
Revenue Recognition — The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the products are sold by the distributors to third parties. At March 30, 2007 and September 29, 2006, deferred revenue related to sales to these distributors was $5.7 million and $6.7 million, respectively. Revenue with respect to sales to customers to whom the Company has significant obligations after delivery is deferred until all significant obligations have been completed. At March 30, 2007 and September 29, 2006, deferred revenue related to shipments of products for which the Company has on-going performance obligations was $3.8 million and $6.6 million, respectively. The majority of the Company’s distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to reasonably estimate and establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.
Deferred revenue is included in other current liabilities on the accompanying condensed consolidated balance sheets.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are reported at fair value on the accompanying condensed consolidated balance sheets. Unrealized gains and losses are reported in accumulated other comprehensive income (loss), a component of shareholders’ equity, on the Company’s condensed consolidated balance sheets. Realized gains and losses and declines in value deemed to be other-than-temporary are included in other income, net in the accompanying condensed consolidated statements of operations. In determining whether a decline in value is other-than-temporary, the Company evaluates, among other factors, (i) the duration and extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. The Company does not hold any securities for speculative or trading purposes.
The Company considers its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company classifies all marketable securities as short-term, even though the stated maturity dates may be more than one year beyond the current balance sheet date.
Restricted Cash — Restricted cash represents amounts used to collateralize a consolidated subsidiary’s obligations under an $80.0 million credit facility with a bank. See Note 3 for further information regarding the credit facility.
Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” This pronouncement amended SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on October 1, 2005. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company elected to recognize compensation cost for all options with graded vesting granted on or after October 1, 2005 on a straight-line basis over the vesting period of the entire option. For options with graded vesting granted prior to October 1, 2005, the Company will continue to recognize compensation cost over the vesting period following the accelerated recognition method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” as if each underlying vesting date represented a separate option grant.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options and stock purchase plan awards:

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Stock option plans:
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	70%	76%	71%	76%
Risk-free interest rate	4.7%	4.4%	4.7%	4.4%
Average expected life (in years)	5.25	5.25	5.25	5.25

Stock purchase plan:
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	53%	76%	53%	76%
Risk-free interest rate	4.7%	4.4%	4.7%	4.4%
Average expected life (in years)	0.50	0.50	0.50	0.50
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
Derivative Financial Instruments — The Company’s derivative financial instruments as of March 30, 2007 principally consist of (i) the Company’s warrant to purchase 30 million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock and (ii) foreign currency forward exchange contracts. See Note 3 for further information regarding the Mindspeed warrant.
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
At March 30, 2007, the Company had outstanding foreign currency forward exchange contracts with a notional amount of 790.0 million Indian Rupees, approximately $17.3 million, maturing at various dates through October 2007. Based on the fair values of these contracts, the Company recorded a derivative asset of $0.7 million at March 30, 2007. During the three and six months ended March 30, 2007 and March 31, 2006, there were no significant gains or losses recognized in the statements of operations for hedge ineffectiveness.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Net Loss Per Share — Net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and warrants and shares of stock issuable upon conversion of the Company’s convertible subordinated notes. The dilutive effect of stock options and warrants is computed under the treasury stock method, and the dilutive effect of convertible subordinated notes is computed using the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net loss per share if their effect would be antidilutive.
The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Stock options and warrants	5,486	15,559	6,065	9,883
5.25% convertible subordinated notes due May 2006	—	5,840	—	5,840
4.25% convertible subordinated notes due May 2006	—	7,364	—	7,364
4.00% convertible subordinated notes due February 2007	3,890	11,796	7,318	11,967
4.00% convertible subordinated notes due March 2026	50,813	11,168	50,813	5,584

	60,189	51,727	64,196	40,638

Business Enterprise Segments — The Company operates in one reportable segment, broadband communications. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in consolidated financial statements. Although the Company had four operating segments at March 30, 2007, under the aggregation criteria set forth in SFAS No. 131, the Company only operates in one reportable segment, broadband communications.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recent Accounting Pronouncements — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. The Company is currently assessing the impact the adoption of SFAS No. 159 will have on its financial position and results of operations.
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
Reclassification — The Company has reclassified its share of the earnings and losses of its equity method investments from other income, net to a separate line item between provision for income taxes and net income (loss) on its statements of operations for the three and six months ended March 31, 2006 to conform to the current period presentation. This reclassification on the statement of operations did not affect the Company’s reported revenues, gross margin, operating loss or net loss for either period. The following is a reconciliation of other income, net before and after the reclassification (in thousands):

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months	Six Months
	Ended	Ended
	March 31, 2006	March 31, 2006
Other income, net, before reclassification	$42,208	$43,484
Losses of equity method investments	584	2,655

Other income, net, after reclassification	$42,792	$46,139

2. Business Combination
In October 2006, the Company acquired the assets of Zarlink Semiconductor Inc.’s (Zarlink) packet switching business. Zarlink’s team of digital switching logic engineers is now part of the Company’s Broadband Access group and is based in the Company’s headquarters in Newport Beach, California. This acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company’s consolidated statements of operations include the effect of this transaction from the date of acquisition. The pro forma effect of this transaction was not material to the Company’s statements of operations for the three and six months ended March 30, 2007 and March 31, 2006.
The aggregate purchase price for this acquisition was $5.0 million. Of this purchase price, approximately $0.7 million was allocated to net tangible assets, approximately $2.4 million was allocated to identifiable intangible assets, and the remaining $1.9 million was allocated to goodwill. The identifiable intangible assets are being amortized on a straight-line basis over their useful lives of eight years. The terms of this acquisition include provisions under which Zarlink could receive additional consideration of up to $2.5 million through December 31, 2008 if certain revenue targets are achieved. This contingent consideration has not been included in the purchase price allocation and, if earned, such amounts will be recorded as additional goodwill.
3. Supplemental Financial Information
Marketable Securities
Available-for-sale securities consist of the following (in thousands):

	Cost or	Gross Unrealized	Gross Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
March 30, 2007:
Corporate debt securities	$4,563	$29	$—	$4,592
U.S. government agency securities	16,204	187	—	16,391
Equity securities	44,063	1,484	(2,642)	42,905

	$64,830	$1,700	$(2,642)	$63,888

September 29, 2006:
Corporate debt securities	$22,719	$30	$(29)	$22,720
U.S. government agency securities	60,777	134	(11)	60,900
Equity securities	34,068	—	(1,979)	32,089

	$117,564	$164	$(2,019)	$115,709

The Company’s marketable equity securities at March 30, 2007 and September 29, 2006 include 6.2 million shares of Skyworks Solutions, Inc. (Skyworks) common stock. The Company’s cost basis in the Skyworks shares is $5.51 per share, and the market value at March 30, 2007 was $5.75 per share. The Company’s marketable equity securities at March 30, 2007 also include 1.7 million shares of Jazz Technologies, Inc. (Jazz Technologies) common stock, which were purchased in February 2007. The Company’s cost basis in these shares is $5.85 per share, and the market value at March 30, 2007 was $4.30 per share. The $2.6 million aggregate decrease in the fair value of the Jazz Technologies shares has been recorded in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheet at March 30, 2007.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Inventories
Inventories consist of the following (in thousands):

	March 30,	September 29,
	2007	2006
Work-in-process	$32,368	$53,884
Finished goods	44,136	43,576

	$76,504	$97,460

At March 30, 2007 and September 29, 2006, inventories were net of excess and obsolete (E&O) inventory reserves of $26.6 million and $36.6 million, respectively. In addition, at March 30, 2007 and September 29, 2006, inventories were net of lower of cost or market (LCM) reserves of $0.7 million and $1.8 million, respectively.
Goodwill
The changes in the carrying amount of goodwill for the six months ended March 30, 2007 were as follows (in thousands):

Goodwill at September 29, 2006	$710,790
Impairment	(135,000)
Additions	1,921
Other adjustments	2,983

Goodwill at March 30, 2007	$580,694

Goodwill is tested on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Major cellular handset manufacturers have recently accelerated their timelines for incorporating the emerging combination Bluetooth-WiFi products into their roadmaps, which decreased the revenue outlook related to the Company’s existing design wins. Further, the Company has decided not to pursue the development of these combination products due to the high level of research and development effort required. As a result of these events, the Company reduced its revenue forecast for wireless products targeted at the cellular handset market. Due to this reduced revenue forecast, the Company performed a goodwill impairment test for its Embedded Wireless Networking (EWN) reporting unit during the three months ended March 30, 2007. The fair value of the EWN reporting unit was determined using a combination of a discounted cash flow model and a revenue multiple model. As a result of this impairment test, the Company recorded an impairment charge of $135.0 million related to the goodwill in its EWN reporting unit. This impairment charge is included in special charges in the accompanying condensed consolidated statements of operations for the three and six months ended March 30, 2007.
The Company also recorded $1.9 million of additional goodwill as a result of the acquisition of the assets of Zarlink’s packet switching business in October 2006. See Note 2 for further information regarding the Zarlink acquisition.
Intangible Assets
Intangible assets consist of the following (in thousands):

	March 30, 2007			September 29, 2006
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Developed technology	$125,614	$(85,435)	$40,179	$139,483	$(74,477)	$65,006
Product licenses	9,327	(6,050)	3,277	12,769	(5,263)	7,506
Other intangible assets	6,015	(3,526)	2,489	7,015	(3,519)	3,496

	$140,956	$(95,011)	$45,945	$159,267	$(83,259)	$76,008

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible assets are amortized over a weighted-average period of approximately six years. Annual amortization expense is expected to be as follows (in thousands):

	Remainder
	of 2007	2008	2009	2010	2011	Thereafter
Amortization expense	$9,607	$18,853	$11,123	$4,638	$679	$1,045
Intangible assets are continually monitored and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Due to the reduced revenue forecast for wireless products discussed above, the Company performed an impairment test for its EWN intangible assets during the three months ended March 30, 2007. The fair values of the intangible assets were determined using a discounted cash flow model. As a result of this impairment test, the Company recorded an impairment charge of $20.0 million related to the intangible assets in its EWN business, including the 802.11b, 802.11g and 802.11a/b/g developed technologies acquired in its merger with GlobespanVirata, Inc. in February 2004. This impairment charge is included in special charges in the accompanying condensed consolidated statements of operations for the three and six months ended March 30, 2007.
Mindspeed Warrant
The Company has a warrant to purchase 30 million shares of Mindspeed common stock at an exercise price of $3.408 per share through June 2013. At March 30, 2007 and September 29, 2006, the market value of Mindspeed’s common stock was $2.17 and $1.73 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net each period. At March 30, 2007 and September 29, 2006, the aggregate fair value of the Mindspeed warrant included in other assets on the accompanying condensed consolidated balance sheets was $23.4 million and $16.5 million, respectively. At March 30, 2007, the warrant was valued using the Black-Scholes-Merton model with expected terms for portions of the warrant varying from 1 to 5 years, expected volatility of 75%, a weighted average risk-free interest rate of 4.6% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying condensed consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The credit agreement requires the Company and its consolidated subsidiaries to maintain minimum levels of shareholders’ equity and cash and cash equivalents. Further, any failure by the Company or Conexant USA to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit agreement to immediately become due and payable. At March 30, 2007, Conexant USA had $15.0 million of cash, $8.8 million of restricted cash and $76.5 million of accounts receivable, all of which serve as collateral under the credit agreement. At March 30, 2007, Conexant USA had borrowed $80.0 million under this credit agreement and the Company was in compliance with all financial covenants. During the six months ended March 30, 2007, the Company incurred fees of $1.2 million in connection with the extension of the credit agreement.
Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 30,	September 29,
	2007	2006
Floating rate senior secured notes due November 2010	$275,000	$—
4.00% convertible subordinated notes due March 2026	250,000	250,000
4.00% convertible subordinated notes due February 2007	—	456,500

Total	525,000	706,500
Less: current portion of long-term debt	(46,500)	(188,375)

Long-term debt	$478,500	$518,125

Floating rate senior secured notes due November 2010 — In November 2006, the Company issued $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010. Proceeds from this issuance, net of fees paid or payable, were approximately $265.1 million. The senior secured notes bear interest at three-month LIBOR (reset quarterly) plus 3.75%, and interest is payable in arrears quarterly on each February 15, May 15, August 15 and November 15, beginning on February 15, 2007. The senior secured notes are redeemable in whole or in part, at the option of the Company, at any time on or after November 15, 2008 at varying redemption prices that generally include premiums, which are defined in the indenture for the notes, plus accrued and unpaid interest. At any time prior to November 15, 2008, the Company may redeem up to 35% of the senior secured notes with proceeds of one or more offerings of the Company’s common stock at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest. The Company is required to offer to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to the Company’s business. In addition, upon a change of control, the Company is required to make an offer to redeem all of the senior secured notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. The floating rate senior secured notes rank equally in right of payment with all of the Company’s existing and future senior debt and senior to all of its existing and future subordinated debt. The notes are guaranteed by certain of the Company’s U.S. subsidiaries (the Subsidiary Guarantors). The guarantees rank equally in right of payment with all of the Subsidiary Guarantors’ existing and future senior debt and senior to all of the Subsidiary Guarantors’ existing and future subordinated debt. The notes and guarantees (and certain hedging obligations that may be entered into with respect thereto) are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Subsidiary Guarantors’ assets (other than accounts receivable and proceeds therefrom and subject to certain exceptions), including, but not limited to, the intellectual property, owned real property, plant and equipment now owned or hereafter acquired by the Company and the Subsidiary Guarantors. See Note 11 for condensed financial information regarding the Subsidiary Guarantors.
The indenture governing the senior secured notes contains a number of covenants that restrict, subject to certain exceptions, the Company’s ability and the ability of its restricted subsidiaries to: incur or guarantee additional indebtedness or issue certain redeemable or preferred stock; repurchase capital stock; pay dividends on or make

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
other distributions in respect of its capital stock or make other restricted payments; make certain investments; create liens; redeem junior debt; sell certain assets; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into certain types of transactions with affiliates; and enter into sale-leaseback transactions.
The sale of the Company’s investment in Jazz Semiconductor in February 2007 and the sale of two other equity investments in January 2007 qualify as asset dispositions requiring the Company to make offers to repurchase a portion of the notes no later than 361 days following the respective asset dispositions. Based on the proceeds received from these asset dispositions and the Company’s estimates of cash investments in assets (other than current assets) related to the Company’s business to be made within 360 days following the asset dispositions, the Company estimates that it will be required to make offers to repurchase approximately $46.5 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest, in the second quarter of fiscal 2008. As a result, $46.5 million of the senior secured notes have been classified as current liabilities on the accompanying condensed consolidated balance sheet at March 30, 2007.
At March 30, 2007, the fair value of the floating rate senior secured notes, based on quoted market prices, was approximately $284.6 million compared to their carrying value of $275.0 million.
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
At March 30, 2007, the fair value of the 4.00% convertible subordinated notes due March 2026, based on quoted market prices, was approximately $220.2 million compared to their carrying value of $250.0 million.
4.00% convertible subordinated notes due February 2007 — In February 2000, the Company issued $650.0 million aggregate principal amount of 4.00% convertible subordinated notes due February 2007 for proceeds, net of issuance costs, of approximately $631.0 million. The notes were general unsecured obligations of the Company. Interest on the notes was payable in arrears semiannually on each February 1 and August 1. The notes were convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a conversion price of $42.43 per share, subject to adjustment for certain events. The notes were subject to redemption at the Company’s option at a declining premium to par. During fiscal 2001, 2003 and 2006, the Company purchased $35.0 million, $100.0 million and $58.5 million, respectively, principal amount of these notes at prevailing market prices. In February 2007, the Company retired the remaining $456.5 million principal amount of these notes at maturity.
4. Commitments and Contingencies
Lease Commitments
The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $6.4 million and $8.0 million for the six months ended March 30, 2007 and March 31, 2006, respectively.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
At March 30, 2007, future minimum lease payments and related sublease income under operating leases were as follows (in thousands):

Fiscal Year	Lease Payments	Sublease Income	Net Obligation
Remainder of 2007	$14,977	$(4,373)	$10,604
2008	25,520	(7,166)	18,354
2009	18,009	(3,384)	14,625
2010	16,433	(3,330)	13,103
2011	14,208	(2,178)	12,030
Thereafter	63,110	(5,582)	57,528

Total	$152,257	$(26,013)	$126,244

The summary of future minimum lease payments includes an aggregate gross amount of $54.9 million of lease obligations that principally expire through fiscal 2021, which have been accrued for in connection with the Company’s reorganization and restructuring actions and previous actions taken by GlobespanVirata, Inc. prior to its merger with the Company in February 2004. See Note 7 for further information regarding restructuring actions.
At March 30, 2007, the Company is also contingently liable for approximately $3.8 million in operating lease commitments on facility leases that were assigned to Mindspeed and Skyworks at the time of their separation from the Company.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Class Action Suits — In December 2004 and January 2005, the Company and certain of its current and former officers and directors were named as defendants in several complaints seeking monetary damages filed on behalf of all persons who purchased the Company’s common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934, as amended, by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases were consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al. (Witriol), are being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation. On September 1, 2005, the defendants filed their motion to dismiss the case. On November 23, 2005, the court granted the plaintiffs’ motion to file a second amended complaint, which was filed on December 5, 2005. The defendants filed an amended motion to dismiss the case on February 6, 2006. Plaintiffs filed their opposition on April 24, 2006, and defendants’ reply was filed on June 14, 2006. On December 4, 2006, the court dismissed the second amended complaint. Two of the three claims were dismissed with prejudice, while the third claim was dismissed without prejudice. On January 10, 2007, the parties filed a stipulation and tolling agreement with the court stating that plaintiffs will not file an appeal of the ruling dismissing two claims with prejudice and the defendants agreed to give plaintiffs’ counsel until March 16, 2007 to file an amended complaint with respect to the third claim. On April 9, 2007, the Company and the named plaintiff agreed to settle the case as to all defendants for $90,000, to be paid by the Company within 30 days of the execution of a written agreement.
In addition, in February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006. As of the end of October 2006, the appellate issues had been fully briefed by the parties. The appellate argument was held on April 19, 2007.
Shareholder Derivative Suits — In January 2005, the Company and certain of its current and former directors and officers were named as defendants in purported shareholder derivative actions seeking monetary damages (now consolidated) in the California Superior Court for the County of Orange, alleging that the defendants breached their fiduciary duties, abused control, mismanaged the Company, wasted corporate assets and unjustly enriched themselves. A similar lawsuit was filed in the U.S. District Court of New Jersey in May 2005. On July 28, 2005, the California court approved a stay of the actions filed in California pending the outcome of the motion to dismiss in the Witriol case. The Company has negotiated a similar stay agreement with the plaintiffs in the New Jersey case, which has also been approved by the New Jersey court. Pursuant to the stay agreements, in the event that the parties in the Witriol case engage in any negotiations, plaintiffs’ counsel in the derivative cases will be kept informed. The defendants believe the charges in these cases are without merit and intend to vigorously defend the litigation. On February 2, 2007, the court ordered a dismissal of the New Jersey case after the parties had filed a stipulation to dismiss. The Company is informed that plaintiffs have filed papers supporting voluntary dismissal of the California derivative suit; however, the Company has not yet been served with these papers.
Guarantees and Indemnifications
The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell International Corporation, the Company assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz Semiconductor, the Company agreed to indemnify Jazz Semiconductor for certain environmental matters and other customary divestiture-related matters. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.
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
Other
Tax Matter — In the three months ended March 30, 2007, the Company received a letter from a foreign jurisdiction proposing certain tax and subsidy assessments related to an acquired foreign subsidiary. The proposed assessments cover both pre- and post-acquisition periods. The Company has been contractually indemnified for any assessments related to the pre-acquisition period, and management does not believe any assessments related to the post-acquisition period will be material.
Environmental Remediation — The Company has been designated as a potentially responsible party and is engaged in groundwater remediation under a previously approved Consent Decree at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company, which has been settled pursuant to a Consent Decree entered into with the Environmental Protection Agency in August 2006. In addition, the Company is engaged in remediation of groundwater contamination at its former Newport Beach, California wafer fabrication facility. Management currently estimates the aggregate remaining costs for these remediations to be approximately $1.4 million and has an accrual for these costs in the accompanying condensed consolidated balance sheet at March 30, 2007.
Capital Investments — In connection with certain non-marketable equity investments, with carrying values totaling $7.3 million, the Company may be required to invest up to an additional $3.6 million as of March 30, 2007. These additional investments are subject to capital calls, and a decision by the Company not to participate could result in an impairment of the existing investments.
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
Stock Option Plans
The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of March 30, 2007, approximately 63.6 million shares of the Company’s common stock are available for grant under the stock option and long-term incentive plans. Stock options are generally granted with exercise prices of not less than the fair market value at

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
grant date, generally vest over four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.
A summary of stock option activity is as follows (shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, September 29, 2006	103,782	$2.65
Granted	1,633	2.02
Exercised	(3,080)	1.42
Canceled	(10,303)	3.41

Outstanding, March 30, 2007	92,032	2.60

Exercisable, March 30, 2007	67,032	2.80

At March 30, 2007, of the 92.0 million stock options outstanding, approximately 69.3 million options were held by current employees and directors of the Company, and approximately 22.7 million options were held by employees of Rockwell, a former Rockwell business, or a former business of the Company (i.e., Mindspeed, Skyworks, Jazz Semiconductor) who remain employed by one of these businesses. At March 30, 2007, the options outstanding had an aggregate intrinsic value of $5.6 million and a weighted-average remaining contractual term of 4.3 years. At March 30, 2007, the options exercisable had an aggregate intrinsic value of $3.5 million and a weighted-average remaining contractual term of 3.4 years.
The weighted average grant-date fair value of options granted during the six months ended March 30, 2007 was $0.93 per share. The total intrinsic value of options exercised during the six months ended March 30, 2007 was $2.0 million. The total cash received from employees as a result of stock option exercises was $4.4 million for the six months ended March 30, 2007.
At March 30, 2007, the total unrecognized fair value compensation cost related to unvested stock options and employee stock purchase plan awards was $23.5 million, which is expected to be recognized over a remaining weighted average period of approximately 2.5 years.
Directors Stock Plan
The Company has a Directors Stock Plan (DSP) which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the DSP, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. During the six months ended March 30, 2007, 80,000 stock options were granted under the DSP. At March 30, 2007, approximately 0.8 million shares of the Company’s common stock are available for grant under the DSP.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (ESPP) which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or on the purchase date. Under the ESPP, employees may authorize the Company to withhold up to 15% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 2,000 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally 6 months in duration, but may be terminated earlier under certain circumstances. During the six months ended March 30, 2007, the Company issued approximately 1.9 million shares of common stock under the ESPP for total proceeds of $2.8 million. At March 30, 2007, approximately 21.6 million shares of the Company’s common stock are reserved for future issuance under the ESPP, of which 15.0 million shares will become available in 2.5 million share annual increases, subject to the Board of Directors selecting a lower amount.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
At March 30, 2007, approximately 2.2 million shares of the Company’s common stock are available for issuance under this plan, excluding approximately 0.9 million shares reserved for issuance under existing performance awards.
6. Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Net loss	$(133,446)	$(10,132)	$(132,470)	$(34,403)

Other comprehensive income (loss):
Currency translation adjustments	3,523	194	4,504	(707)
Unrealized gains (losses) on marketable securities	(5,052)	10,676	6,744	(1,291)
Unrealized gains on foreign currency forward hedge contracts	123	—	372	—
Minimum pension liability adjustments	55	79	109	152

Other comprehensive income (loss)	(1,351)	10,949	11,729	(1,846)

Comprehensive income (loss)	$(134,797)	$817	$(120,741)	$(36,249)

Included in unrealized gains (losses) on marketable securities for the three and six months ended March 30, 2007 is a $5.8 million unrealized gain relating to the sale of Jazz Semiconductor to Acquicor Technology Inc. (now Jazz Technologies). This gain has been deferred as a result of the Company’s on-going investment in Jazz Technologies. See Note 9 for further discussion of the sale of Jazz Semiconductor.
Accumulated other comprehensive income (loss) consists of the following (in thousands):

	March 30,	September 29,
	2007	2006
Currency translation adjustments	$708	$(3,796)
Unrealized gains (losses) on marketable securities	4,889	(1,855)
Unrealized gains on foreign currency forward hedge contracts	552	180
Minimum pension liability adjustments	(6,516)	(6,625)

Accumulated other comprehensive income (loss)	$(367)	$(12,096)

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Special Charges
Special charges (credits) consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Asset impairments	$155,000	$—	$155,000	$85
Restructuring charges (credits)	3,499	(1,146)	6,397	(216)
Litigation charges	90	40,000	90	40,000
Other special charges (credits)	1,532	—	1,532	(100)

	$160,121	$38,854	$163,019	$39,769

Asset Impairments
Asset impairments for the three and six months ended March 30, 2007 include non-cash goodwill and intangible asset impairment charges of $135.0 million and $20.0 million, respectively, related to the Company’s Embedded Wireless Networking business. See Note 3 for further information regarding these impairment charges.
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
Fiscal 2007 Restructuring Actions — In November 2006, the Company announced a facility closure and workforce reductions and announced further workforce reductions in January 2007. In total, the Company notified approximately 115 employees of their involuntary termination. During the six months ended March 30, 2007, the Company recorded total charges of $5.2 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who have been offered and have commenced the relocation process. Costs associated with the facility closure will be recorded when the facility is vacated.
Activity and liability balances recorded as part of the Fiscal 2007 Restructuring Actions during the six months ended March 30, 2007 were as follows (in thousands):

Workforce
Reductions
Charged to costs and expenses	$2,027
Cash payments	(214)

Restructuring balance, December 29, 2006	1,813
Charged to costs and expenses	3,218
Cash payments	(1,276)

Restructuring balance, March 30, 2007	$3,755

Fiscal 2006 Restructuring Actions — In April 2006 and November 2005, the Company announced facility closures and workforce reductions. In total, the Company notified approximately 130 employees of their involuntary termination.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Activity and liability balances recorded as part of the Fiscal 2006 Restructuring Actions during the six months ended March 30, 2007 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, September 29, 2006	$1,216	$392	$1,608
Charged to costs and expenses	533	5	538
Cash payments	(951)	(48)	(999)

Restructuring balance, December 29, 2006	798	349	1,147
Charged (credited) to costs and expenses	(200)	45	(155)
Cash payments	(191)	(129)	(320)

Restructuring balance, March 30, 2007	$407	$265	$672

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
Activity and liability balances recorded as part of the Fiscal 2005 Restructuring Action during the six months ended March 30, 2007 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, September 29, 2006	$196	$15,288	$15,484
Charged to costs and expenses	—	311	311
Cash payments	(141)	(1,190)	(1,331)

Restructuring balance, December 29, 2006	55	14,409	14,464
Charged to costs and expenses	—	430	430
Cash payments	(5)	(985)	(990)

Restructuring balance, March 30, 2007	$50	$13,854	$13,904

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
Activity and liability balances recorded as part of these restructuring actions during the six months ended March 30, 2007 were as follows (in thousands):

Facility
and Other
Restructuring balance, September 29, 2006	$2,971
Charged to costs and expenses	22
Reclassification to other current liabilities and other liabilities	(2,687)
Cash payments	(296)

Restructuring balance, December 29, 2006	10
Charged to costs and expenses	6
Cash payments	(16)

Restructuring balance, March 30, 2007	$—

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of March 30, 2007, the Company has remaining restructuring accruals of $18.3 million, of which $4.2 million relates to workforce reductions and $14.1 million relates to facility and other costs. Of the $18.3 million of restructuring accruals at March 30, 2007, $6.3 million is included in other current liabilities and $12.0 million is included in other noncurrent liabilities in the accompanying condensed consolidated balance sheet as of March 30, 2007. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2007 and expects to pay the obligations for the non-cancelable facility lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.
Litigation Charges
During the three and six months ended March 31, 2006, the Company recorded a $40.0 million charge related to its litigation with Texas Instruments Incorporated. This case was settled in the third quarter of fiscal 2006 for $70.0 million.
8. Other Income, Net
Other income, net consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Investment and interest income	$3,800	$6,632	$9,189	$9,897
Increase in fair value of derivative instruments	3,882	35,642	6,924	31,331
Gains on investments in equity securities	1,337	577	6,469	4,414
Other	641	(59)	139	497

	$9,660	$42,792	$22,721	$46,139

Other income, net during the three months ended March 30, 2007 was primarily comprised of $3.8 million of investment and interest income on invested cash balances, a $3.9 million increase in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period, and $1.4 million of gains on investments in equity securities. Other income, net during the six months ended March 30, 2007 was primarily comprised of $9.2 million of investment and interest income on invested cash balances, a $6.9 million increase in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period, and $6.5 million of gains on investments in equity securities.
Other income, net during the three months ended March 31, 2006, consisted primarily of $6.6 million of investment and interest income on invested cash balances and a $35.6 million increase in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period. Other income, net for the six months ended March 31, 2006, was primarily comprised of $9.9 million of investment and interest income on invested cash balances, a $31.3 million increase in the fair value of the Mindspeed warrant mainly due to an increase in Mindspeed’s stock price during the period, and $4.4 million of gains on investments in equity securities.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Related Party Transactions
Jazz Technologies, Inc.
In February 2007, the Company sold its approximate 42% ownership interest in Jazz Semiconductor to Acquicor Technology Inc., which was renamed Jazz Technologies, Inc. after the transaction, and Jazz Semiconductor became a wholly-owned subsidiary of Jazz Technologies. The Company received proceeds of $98.1 million and recorded an escrow receivable of $6.6 million as a result of this transaction. Immediately prior to the closing of the sale of Jazz Semiconductor, the Company made an equity investment of $10.0 million in Acquicor Technology Inc. The Company deferred $5.8 million of the total gain on sale of Jazz Semiconductor due to its on-going investment in Jazz Technologies. This deferred gain is included in accumulated other comprehensive income (loss) on the accompanying condensed consolidated balance sheet at March 30, 2007 and has been partially reduced by a $2.6 million unrealized holding loss related to the Jazz Technologies shares.
At March 30, 2007 and September 29, 2006, the Company had net payables to Jazz Semiconductor of $3.0 million and $7.0 million, respectively.
Wafer and Probe Services Purchases — During the three months ended March 30, 2007 and March 31, 2006, the Company purchased wafers and probe services from Jazz Semiconductor totaling $5.4 million and $16.4 million, respectively. During the six months ended March 30, 2007 and March 31, 2006, the Company purchased wafers and probe services from Jazz Semiconductor totaling $13.9 million and $29.2 million, respectively.
Lease Agreement — The Company leases a fabrication facility to Jazz Semiconductor. During the three months ended March 30, 2007 and March 31, 2006, the Company recorded income related to the Jazz Semiconductor lease agreement of $0.7 million and $0.6 million, respectively. During the six months ended March 30, 2007 and March 31, 2006, the Company recorded income related to the Jazz Semiconductor lease agreement of $1.3 million and $1.4 million, respectively.
Royalty Agreement — The Company has a royalty agreement with Jazz Semiconductor whereby Jazz Semiconductor pays the Company a royalty based on sales of products manufactured using silicon-germanium (SiGe) process technology. During the three and six months ended March 30, 2007, the Company recorded $0.8 million and $1.7 million, respectively, of royalty income from Jazz Semiconductor related to the royalty agreement. There was no royalty income during the three and six months ended March 31, 2006.
Services Agreements — The Company has a transition services agreement and information technology services agreement with Jazz Semiconductor to provide certain services to Jazz Semiconductor for a specified period of time subsequent to the formation of Jazz Semiconductor. During each of the three months ended March 30, 2007 and March 31, 2006, the Company recorded income of $0.1 million related to the services agreements. During the six months ended March 30, 2007 and March 31, 2006, the Company recorded income of $0.1 million and $0.2 million, respectively, related to the services agreements. These agreements were terminated upon completion of the sale of Jazz Semiconductor in February 2007. No further payments will be received from Jazz Semiconductor pursuant to this agreement.
Mindspeed Technologies, Inc.
As of March 30, 2007, the Company holds a warrant to purchase 30 million shares of Mindspeed common stock at an exercise price of $3.408 per share exercisable through June 2013. In addition, three members of the Company’s Board of Directors, including its Chairman and Chief Executive Officer, also serve on the Board of Mindspeed. At September 29, 2006, the Company had a net receivable from Mindspeed of $0.1 million. No significant amounts were due to or receivable from Mindspeed at March 30, 2007.
Lease Agreement — The Company subleases an office building to Mindspeed. Under the sublease agreement, Mindspeed pays amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. During each of the three months ended March 30, 2007 and March 31, 2006, the Company recorded income related to the Mindspeed sublease agreement of $0.6 million. During each of the six

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
months ended March 30, 2007 and March 31, 2006, the Company recorded income related to the Mindspeed sublease agreement of $1.2 million. Additionally, Mindspeed made payments directly to the Company’s landlord totaling $1.0 million during each of the three months ended March 30, 2007 and March 31, 2006 and $2.0 million during each of the six months ended March 30, 2007 and March 31, 2006.
Skyworks Solutions, Inc.
As of March 30, 2007, the Company holds 6.2 million shares of Skyworks’ common stock. In addition, two members of the Company’s Board of Directors, including its Chairman and Chief Executive Officer, also serve on the Board of Skyworks. At March 30, 2007 and September 29, 2006, the Company had net payables to Skyworks of $0.2 and $0.1 million, respectively.
Inventory and Assembly and Test Services Purchases – During the three months ended March 30, 2007 and March 31, 2006, the Company purchased inventory from Skyworks totaling $0.1 million and $0.4 million, respectively. During the six months ended March 30, 2007 and March 31, 2006, the Company purchased inventory from Skyworks totaling $0.2 million and $0.7 million, respectively.
Sublease Rent Share Agreement – The Company has an agreement with Skyworks whereby the Company pays Skyworks two-thirds of the sublease income it receives related to certain facilities. During each of the three months ended March 30, 2007 and March 31, 2006, the Company made payments to Skyworks totaling $0.1 million. During the six months ended March 30, 2007 and March 31, 2006, the Company made payments to Skyworks totaling $0.1 million and $0.4 million, respectively. The subleases covered by this agreement terminated in October 2006 and the final payment was made to Skyworks in January 2007. No further payments will be made to Skyworks pursuant to this agreement.
10. Geographic Information
Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
United States	$15,648	$17,551	$42,550	$32,102
Other Americas	9,939	6,298	20,811	10,957

Total Americas	25,587	23,849	63,361	43,059

China	105,162	124,252	234,655	235,931
South Korea	17,492	27,104	38,887	55,672
Taiwan	12,444	13,751	24,089	37,799
Other Asia-Pacific	25,476	38,125	57,700	70,694

Total Asia-Pacific	160,574	203,232	355,331	400,096

Europe, Middle East and Africa	13,704	15,502	26,707	30,134

	$199,865	$242,583	$445,399	$473,289

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. In the six months ended March 30, 2007, one distribution customer accounted for 11% of net revenues. No customers accounted for 10% or more of net revenues for the six months ended March 31, 2006. Sales to the Company’s twenty largest customers represented approximately 72% and 67% of net revenues for the six months ended March 30, 2007 and March 31, 2006, respectively.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	March 30,	September 29,
	2007	2006
United States	$102,608	$90,095
India	15,450	10,826
Other Asia-Pacific	7,739	7,117
Europe, Middle East and Africa	2,039	2,201

	$127,836	$110,239

11. Supplemental Guarantor Financial Information
In November 2006, the Company issued $275.0 million of floating rate senior secured notes due November 2010. The floating rate senior secured notes rank equally in right of payment with all of Conexant Systems, Inc.’s (the Parent’s) existing and future senior debt and senior to all of its existing and future subordinated debt. The notes are also jointly, severally and unconditionally guaranteed, on a senior basis, by three of the Parent’s wholly owned U.S. subsidiaries: Conexant, Inc., Brooktree Broadband Holding, Inc., and Ficon Technology, Inc. (collectively, the Subsidiary Guarantors). The guarantees rank equally in right of payment with all of the Subsidiary Guarantors’ existing and future senior debt and senior to all of the Subsidiary Guarantors’ existing and future subordinated debt. The notes and guarantees (and certain hedging obligations that may be entered into with respect thereto) are secured by first-priority liens, subject to permitted liens, on substantially all of the Parent’s and the Subsidiary Guarantors’ assets (other than accounts receivable and proceeds therefrom and subject to certain exceptions), including, but not limited to, the intellectual property, owned real property, plant and equipment now owned or hereafter acquired by the Parent and the Subsidiary Guarantors.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s condensed consolidating balance sheets as of March 30, 2007 and September 29, 2006 (in thousands):

	March 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$133,008	$—	$37,359	$—	$170,367
Marketable securities	63,888	—	—	—	63,888
Restricted cash	—	—	8,800	—	8,800
Receivables	14,415	—	96,310	—	110,725
Inventories	76,504	—	—	—	76,504
Other current assets	17,843	2	7,699	—	25,544

Total current assets	305,658	2	150,168	—	455,828

Property and equipment, net	43,667	—	24,905	—	68,572
Goodwill	68,079	481,659	30,956	—	580,694
Intangible assets, net	7,161	36,239	2,545	—	45,945
Other assets	96,540	—	558	—	97,098
Investments in subsidiaries	680,262	4,606	—	(684,868)	—

Total assets	$1,201,367	$522,506	$209,132	$(684,868)	$1,248,137

Current liabilities:
Current portion of long-term debt	$46,500	$—	$—	$—	$46,500
Short-term debt	—	—	80,000	—	80,000
Accounts payable	91,803	—	3,302	—	95,105
Accrued compensation and benefits	17,409	—	7,193	—	24,602
Intercompany payable (receivable)	62,607	(146,760)	84,153	—	—
Other current liabilities	44,545	(147)	1,876	—	46,274

Total current liabilities	262,864	(146,907)	176,524	—	292,481

Long-term debt	478,500	—	—	—	478,500
Other liabilities	69,742	—	1,358	—	71,100

Total liabilities	811,106	(146,907)	177,882	—	842,081

Shareholders’ equity	390,261	669,413	31,250	(684,868)	406,056

Total liabilities and equity	$1,201,367	$522,506	$209,132	$(684,868)	$1,248,137

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	September 29, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$175,398	$—	$50,228	$—	$225,626
Marketable securities	115,709	—	—	—	115,709
Restricted cash	—	—	8,800	—	8,800
Receivables	19,140	—	103,885	—	123,025
Inventories	97,460	—	—	—	97,460
Other current assets	13,480	3	5,870	—	19,353

Total current assets	421,187	3	168,783	—	589,973

Property and equipment, net	45,430	—	19,975	—	65,405
Goodwill	54,914	616,659	39,217	—	710,790
Intangible assets, net	6,213	66,751	3,044	—	76,008
Other assets	131,037	—	412	—	131,449
Investments in subsidiaries	862,726	(37,902)	—	(824,824)	—

Total assets	$1,521,507	$645,511	$231,431	$(824,824)	$1,573,625

Current liabilities:
Current portion of long-term debt	$188,375	$—	$—	$—	$188,375
Short-term debt	—	—	80,000	—	80,000
Accounts payable	111,516	—	2,174	—	113,690
Accrued compensation and benefits	22,824	—	5,483	—	28,307
Intercompany payable (receivable)	50,218	(117,590)	67,372	—	—
Other current liabilities	51,109	—	857	—	51,966

Total current liabilities	424,042	(117,590)	155,886	—	462,338

Long-term debt	518,125	—	—	—	518,125
Other liabilities	81,823	—	1,241	—	83,064

Total liabilities	1,023,990	(117,590)	157,127	—	1,063,527

Shareholders’ equity	497,517	763,101	74,304	(824,824)	510,098

Total liabilities and equity	$1,521,507	$645,511	$231,431	$(824,824)	$1,573,625

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s condensed consolidating statements of operations for the three months ended March 30, 2007 and March 31, 2006 (in thousands):

	Three Months Ended March 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$171,348	$6,198	$28,517	$(6,198)	$199,865
Cost of goods sold	89,622	—	26,592	(6,198)	110,016

Gross margin	81,726	6,198	1,925	—	89,849

Operating expenses:
Research and development	69,212	—	133	—	69,345
Selling, general and administrative	23,930	—	2,873	—	26,803
Amortization of intangible assets	754	5,256	244	—	6,254
Special charges	5,121	155,000	—	—	160,121

Total operating expenses	99,017	160,256	3,250	—	262,523

Operating loss	(17,291)	(154,058)	(1,325)	—	(172,674)

Equity in income (loss) of subsidiaries	(151,291)	742	—	150,549	—
Interest expense	(11,591)	—	(1,629)	—	(13,220)
Other income (expense), net	4,095	—	5,565	—	9,660

Income (loss) before income taxes and gain of equity method investments	(176,078)	(153,316)	2,611	150,549	(176,234)
Provision (benefit) for income taxes	1,388	—	(156)	—	1,232

Income (loss) before gain of equity method investments	(177,466)	(153,316)	2,767	150,549	(177,466)
Gain of equity method investments	44,020	—	—	—	44,020

Net income (loss)	$(133,446)	$(153,316)	$2,767	$150,549	$(133,446)

	Three Months Ended March 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$125,492	$88,957	$37,154	$(9,020)	$242,583
Cost of goods sold	30,745	79,907	34,741	(9,020)	136,373

Gross margin	94,747	9,050	2,413	—	106,210

Operating expenses:
Research and development	64,058	2	771	—	64,831
Selling, general and administrative	26,147	7,233	2,940	—	36,320
Amortization of intangible assets	688	6,795	275	—	7,758
Special charges (credits)	(1,146)	40,000	—	—	38,854

Total operating expenses	89,747	54,030	3,986	—	147,763

Operating income (loss)	5,000	(44,980)	(1,573)	—	(41,553)

Equity in income (loss) of subsidiaries	(42,753)	651	—	42,102	—
Interest expense	(6,928)	(1,707)	(1,417)	—	(10,052)
Other income, net	35,734	—	7,058	—	42,792

Income (loss) before income taxes and loss of equity method investments	(8,947)	(46,036)	4,068	42,102	(8,813)
Provision for income taxes	601	—	134	—	735

Income (loss) before loss of equity method investments	(9,548)	(46,036)	3,934	42,102	(9,548)
Loss of equity method investments	(584)	—	—	—	(584)

Net income (loss)	$(10,132)	$(46,036)	$3,934	$42,102	$(10,132)

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s condensed consolidating statements of operations for the six months ended March 30, 2007 and March 31, 2006 (in thousands):

	Six Months Ended March 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$379,822	$13,103	$65,577	$(13,103)	$445,399
Cost of goods sold	197,827	—	61,337	(13,103)	246,061

Gross margin	181,995	13,103	4,240	—	199,338

Operating expenses:
Research and development	139,699	—	1,096	—	140,795
Selling, general and administrative	47,543	—	6,736	—	54,279
Amortization of intangible assets	1,481	10,512	499	—	12,492
Special charges	8,019	155,000	—	—	163,019

Total operating expenses	196,742	165,512	8,331	—	370,585

Operating loss	(14,747)	(152,409)	(4,091)	—	(171,247)

Equity in income (loss) of subsidiaries	(148,870)	1,207	—	147,663	—
Interest expense	(22,933)	—	(3,323)	—	(26,256)
Other income (expense), net	11,843	—	10,878	—	22,721

Income (loss) before income taxes and gain of equity method investments	(174,707)	(151,202)	3,464	147,663	(174,782)
Provision (benefit) for income taxes	1,778	—	(75)	—	1,703

Income (loss) before gain of equity method investments	(176,485)	(151,202)	3,539	147,663	(176,485)
Gain of equity method investments	44,015	—	—	—	44,015

Net income (loss)	$(132,470)	$(151,202)	$3,539	$147,663	$(132,470)

	Six Months Ended March 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$262,291	$186,747	$64,942	$(40,691)	$473,289
Cost of goods sold	82,613	147,189	59,948	(18,424)	271,326

Gross margin	179,678	39,558	4,994	(22,267)	201,963

Operating expenses:
Research and development	128,338	18,989	1,602	(19,739)	129,190
Selling, general and administrative	55,951	15,321	6,177	(2,528)	74,921
Amortization of intangible assets	1,350	13,738	577	—	15,665
Special charges (credits)	(231)	40,000	—	—	39,769

Total operating expenses	185,408	88,048	8,356	(22,267)	259,545

Operating loss	(5,730)	(48,490)	(3,362)	—	(57,582)

Equity in income (loss) of subsidiaries	(48,443)	885	—	47,558	—
Interest expense	(13,596)	(3,413)	(1,845)	—	(18,854)
Other income, net	37,245	—	8,894	—	46,139

Income (loss) before income taxes and loss of equity method investments	(30,524)	(51,018)	3,687	47,558	(30,297)
Provision for income taxes	1,224	—	227	—	1,451

Income (loss) before loss of equity method investments	(31,748)	(51,018)	3,460	47,558	(31,748)
Loss of equity method investments	(2,655)	—	—	—	(2,655)

Net income (loss)	$(34,403)	$(51,018)	$3,460	$47,558	$(34,403)

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s condensed consolidating statements of cash flows for the six months ended March 30, 2007 and March 31, 2006 (in thousands):

	Six Months Ended March 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash used in operating activities	$(4,654)	$—	$8,953	$(12,525)	$(8,226)

Cash flows from investing activities:
Payments for acquisitions	(5,029)	—	—	—	(5,029)
Proceeds from equity securities and other assets	105,491	—	—	—	105,491
Purchases of equity securities	(600)	—	—	—	(600)
Proceeds from sales and maturities of marketable securities	78,645	—	—	—	78,645
Purchases of marketable securities	(25,877)	—	—	—	(25,877)
Purchases of property and equipment	(6,840)	—	(8,099)	—	(14,939)
Purchases of accounts receivable	—	—	(324,725)	324,725	—
Collections of accounts receivable	—	—	327,895	(327,895)	—

Net cash provided by (used in) investing activities	145,790	—	(4,929)	(3,170)	137,691

Cash flows from financing activities:
Proceeds from short-term debt, net	—	—	(1,198)	—	(1,198)
Proceeds from long-term debt, net	265,751	—	—	—	265,751
Repurchases and retirements of long-term debt	(456,500)	—	—	—	(456,500)
Proceeds from issuance of common stock	7,202	—	—	—	7,202
Repayment of shareholder notes	21	—	—	—	21
Dividends paid	—	—	(15,695)	15,695	—

Net cash used in financing activities	(183,526)	—	(16,893)	15,695	(184,724)

Net decrease in cash and cash equivalents	(42,390)	—	(12,869)	—	(55,259)

Cash and cash equivalents at beginning of period	175,398	—	50,228	—	225,626

Cash and cash equivalents at end of period	$133,008	$—	$37,359	$—	$170,367

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended March 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$80,868	$—	$7,045	$(73,630)	$14,283

Cash flows from investing activities:
Payments for acquisitions	(6,900)	—	—	—	(6,900)
Proceeds from equity securities and other assets	5,200	—	—	—	5,200
Purchases of equity securities	(1,848)	—	—	—	(1,848)
Proceeds from sales and maturities of marketable securities	61,944	—	—	—	61,944
Purchases of marketable securities	(26,473)	—	—	—	(26,473)
Purchases of property and equipment	(6,454)	—	(6,685)	—	(13,139)
Restricted cash	—	—	(8,800)	—	(8,800)
Purchases of accounts receivable	—	—	(259,377)	259,377	—
Collections of accounts receivable	—	—	185,747	(185,747)	—

Net cash provided by (used in) investing activities	25,469	—	(89,115)	73,630	9,984

Cash flows from financing activities:
Proceeds from short-term debt, net	—	—	78,466	—	78,466
Proceeds from long-term debt, net	195,090	—	—	—	195,090
Repurchases and retirements of long-term debt	(57,859)	—	—	—	(57,859)
Proceeds from issuance of common stock	11,964	—	—	—	11,964
Repayment of shareholder notes	163	—	—	—	163

Net cash provided by financing activities	149,358	—	78,466	—	227,824

Net increase (decrease) in cash and cash equivalents	255,695	—	(3,604)	—	252,091

Cash and cash equivalents at beginning of period	170,793	—	31,911	—	202,704

Cash and cash equivalents at end of period	$426,488	$—	$28,307	$—	$454,795

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 33% of our net revenues in the six months ended March 30, 2007, compared to 35% of our net revenues in the six months ended March 31, 2006. One distribution customer accounted for 11% of net revenues for the six months ended March 30, 2007. No customers accounted for 10% or more of net revenues for the six months ended March 31, 2006. Our top 20 customers accounted for approximately 72% and 67% of net revenues for the six months ended March 30, 2007 and March 31, 2006, respectively. Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe (including the Middle East and Africa) were 14%, 80% and 6%, respectively, of our net revenues for the six months ended March 30, 2007 and were 9%, 85% and 6%, respectively, of our net revenues for the six months ended March 31, 2006. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
Business Enterprise Segments
We operate in one reportable segment, broadband communications. Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in consolidated financial statements. Although we had four operating segments at March 30, 2007, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable segment, broadband communications.
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
Results of Operations
Net Revenues

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
(in thousands)	2007	2006	2007	2006
Net revenues	$199,865	$242,583	$445,399	$473,289
We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the purchased products are sold by the distributors to third parties. At March 30, 2007 and September 29, 2006, deferred revenue related to sales to these distributors was $5.7 million and $6.7 million, respectively. Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. At March 30, 2007 and September 29, 2006, deferred revenue related to shipments of products for which we have on-going performance obligations was $3.8 million and $6.6 million, respectively. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.
Our net revenues decreased 18% during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. This decrease was driven by a 9% decrease in unit volume shipments and a 10% decrease in average selling prices (ASPs). In the second quarter of fiscal 2007, we experienced revenue decreases in substantially all of our product lines, which were partially offset by a $22.0 million increase in revenues from cable set-top box products in our Broadband Media Processing business. The program that these cable set-top box products were related to has ended as a result of regulatory requirements, and we do not expect this revenue stream to continue in future periods.
Our net revenues decreased 6% during the first six months of fiscal 2007 compared to the first six months of fiscal 2006. This decrease was primarily driven by a 5% decrease in ASPs and, to a lesser extent, a 1% decrease in unit volume shipments. In the first six months of fiscal 2007, we experienced revenue decreases in substantially all of our product lines, which were partially offset by a $57.8 million increase in revenues from our Broadband Media Processing products as a cable set-top box program and full system solution satellite set-top box product ramped into production in the latter part of calendar 2006.

In the third quarter of fiscal 2007, we expect to report revenues of between $178.0 million and $182.0 million, representing a 9% to 11% revenue decline from the level reported in the second quarter of fiscal 2007. This expected decrease in revenue is due to the completion of a single, major program at a key North American cable set-top box customer and a continuation of high levels of channel inventory. At March 30, 2007, we had the same level of distributor channel inventory that we had at December 29, 2006. Given our lower near term revenue outlook, this represents approximately 10 weeks of inventory at our distributors, which is slightly above the high end of our targeted distributor channel inventory level of between six and eight weeks.
Gross Margin

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
(in thousands)	2007	2006	2007	2006
Gross margin	$89,849	$106,210	$199,338	$201,963
Percent of net revenues	45%	44%	45%	43%
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
Our gross margin percentage for the second quarter of fiscal 2007 was 45% compared with 44% for the second quarter of fiscal 2006. Excluding the impact of changes to our inventory reserves and the impact of changes to revenue reserves that we maintain to estimate customer pricing adjustments in both the second quarter of fiscal 2007 and 2006, our gross margin percentage would have been 44% for the second quarter of fiscal 2007 compared to 42% for the second quarter of fiscal 2006. The higher gross margin percentage in the second quarter of fiscal 2007 is primarily attributable to manufacturing cost reductions which more than offset the 10% erosion in ASPs.
Our gross margin percentage for the first six months of fiscal 2007 was 45% compared with 43% for the first six months of fiscal 2006. Excluding the impact of changes to our inventory reserves and the impact of changes to revenue reserves that we maintain to estimate customer pricing adjustments in both the first six months of fiscal 2007 and 2006, our gross margin percentage would have been 44% for the first six months of fiscal 2007 compared to 42% for the first six months of fiscal 2006. The higher gross margin percentage in the first six months of fiscal 2007 is primarily attributable to manufacturing cost reductions which more than offset the 5% erosion in ASPs.
We assess the recoverability of our inventories on a quarterly basis through a review of inventory levels in relation to foreseeable demand, generally over the following twelve months. Foreseeable demand is based upon available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During the three months ended March 30, 2007 and March 31, 2006, we recorded $2.2 million and $4.6 million, respectively, in inventory charges for excess and obsolete (E&O) inventory. During the six months ended March 30, 2007 and March 31, 2006, we recorded $3.8 million and $7.2 million, respectively, in inventory charges for excess and obsolete (E&O) inventory. Activity in our E&O inventory reserves for the three and six months ended March 30, 2007 and March 31, 2006 was as follows:

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 31,	March 31,
(in thousands)	2007	2006	2006	2006
E&O reserves, beginning of period	$30,793	$42,157	$36,632	$44,833
Additions	2,191	4,578	3,761	7,174
Release upon sales of product	(3,482)	(3,608)	(6,132)	(6,651)
Scrap	(1,346)	(1,197)	(6,018)	(2,842)
Standards adjustments and other	(1,525)	(2,137)	(1,612)	(2,721)

E&O reserves, end of period	$26,631	$39,793	$26,631	$39,793

We have created an action plan at a product line level to scrap approximately 25% of our E&O inventory balances which existed as of March 30, 2007, and we are still in the process of determining the ultimate disposition of the remaining E&O products. It is possible that some of these reserved products will be sold which will benefit our gross margin in the period sold. During the three months ended March 30, 2007 and March 31, 2006, we sold $3.5 million and $3.6 million, respectively, of reserved products, and during the six months ended March 30, 2007 and March 31, 2006, we sold $6.1 million and $6.7 million, respectively, of reserved products.
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
On a quarterly basis, we also assess the net realizable value of our inventories. When the estimated ASP, plus costs to sell our inventory, falls below our inventory cost, we adjust our inventory to its current estimated market value. During the three months ended March 30, 2007 and March 31, 2006, we recorded $0.5 million and $0.4 million, respectively, of inventory charges to reduce certain products to their estimated market value. During the six months ended March 30, 2007 and March 31, 2006, we recorded $0.5 million and $3.3 million, respectively, of inventory charges to reduce certain products to their estimated market value. Increases to the lower of cost or market (LCM) inventory reserves may be required based upon actual ASPs and changes to our current estimates, which would impact our gross margin percentage in future periods. Activity in our LCM inventory reserves for the three and six months ended March 30, 2007 and March 31, 2006 was as follows:

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
(in thousands)	2007	2006	2007	2006
LCM reserves, beginning of period	$491	$8,864	$1,761	$6,739
Additions	467	371	467	3,321
Release upon sales of product	(158)	(3,007)	(1,352)	(3,786)
Standards adjustments and other	(147)	—	(223)	(46)

LCM reserves, end of period	$653	$6,228	$653	$6,228

Research and Development

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
(in thousands)	2007	2006	2007	2006
Research and development	$69,345	$64,831	$140,795	$129,190
Percent of net revenues	35%	27%	32%	27%

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
R&D expense increased $4.5 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily due to increased product development costs and a $1.2 million increase in depreciation expense due to our expansion in the Asia Pacific region, as well as $3.4 million of credits related to property tax settlements that were recorded in the second quarter of fiscal 2006. These increases were partially offset by a $3.1 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense was primarily due to declines in the expense related to the options assumed in the merger with GlobspanVirata, Inc. as the options become fully vested and declines in the expense related to the options granted in June 2005, which vest over three years and are being amortized to expense using the accelerated method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The options granted in June 2005 were issued pursuant to an offer made to employees in November 2004 to exchange certain outstanding stock options.
R&D expense increased $11.6 million during the first six months of fiscal 2007 compared to the first six months of fiscal 2006 primarily due to increased product development costs and a $1.9 million increase in depreciation expense due to our expansion in the Asia Pacific region, as well as $3.8 million of credits related to property tax settlements that were recorded in the first six months of fiscal 2006. These increases were partially offset by a $6.1 million decrease in stock-based compensation expense.
We expect R&D expense to decrease over the next few quarters as we initiate further cost reduction activities.
Selling, General and Administrative

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
(in thousands)	2007	2006	2007	2006
Selling, general and administrative	$26,803	$36,320	$54,279	$74,921
Percent of net revenues	13%	15%	12%	16%
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
SG&A expense decreased $9.5 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. This decrease is primarily attributable to a $7.1 million decrease in legal expense primarily due to the settlement of our litigation with Texas Instruments Incorporated (Texas Instruments) in the third quarter of fiscal 2006 and a $4.8 million decrease in stock-based compensation expense. These decreases were partially offset by $3.1 million of credits related to property tax settlements that were recorded in the second quarter of fiscal 2006. The decrease in stock-based compensation expense was primarily due to declines in the expense related to the options assumed in the merger with GlobspanVirata, Inc. as the options become fully vested and declines in the expense related to the options granted in June 2005, which vest over three years and are being amortized to expense using the accelerated method described in FASB Interpretation No. 28. The options granted in June 2005 were issued pursuant to an offer made to employees in November 2004 to exchange certain outstanding stock options.
SG&A expense decreased $20.6 million during the first six months of fiscal 2007 compared to the first six months of fiscal 2006. This decrease is primarily attributable to a $12.7 million decrease in legal expense primarily due to the settlement of our litigation with Texas Instruments in the third quarter of fiscal 2006 and an $11.7 million decrease in stock-based compensation expense. These decreases were partially offset by $3.1 million of credits related to property tax settlements that were recorded in the first six months of fiscal 2006.

Amortization of Intangible Assets

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
(in thousands)	2007	2006	2007	2006
Amortization of intangible assets	$6,254	$7,758	$12,492	$15,665
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average period of approximately six years.
Amortization expense decreased $1.5 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 and decreased $3.2 million during the first six months of fiscal 2007 compared to the first six months of fiscal 2006. These decreases were due to the modification of the useful lives of some of the intangible assets acquired in the merger with GlobespanVirata, Inc. and due to some intangible assets becoming fully amortized during fiscal 2006.
In the third quarter of fiscal 2007, we expect amortization of intangible assets to decrease from the level reported in the second quarter of fiscal 2007 due to the reduction of our intangible asset balance resulting from the intangible asset impairment charge recorded during the second quarter of fiscal 2007, as discussed below.
Special Charges

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
(in thousands)	2007	2006	2007	2006
Asset impairments	$155,000	$—	$155,000	$85
Restructuring charges (credits)	3,499	(1,146)	6,397	(216)
Litigation charges	90	40,000	90	40,000
Other special charges	1,532	—	1,532	(100)

	$160,121	$38,854	$163,019	$39,769

Special charges for the second quarter and first six months of fiscal 2007 include $155.0 million of asset impairment charges, including a $135.0 million impairment charge related to goodwill and a $20.0 million impairment charge for intangible assets. The goodwill and intangible asset impairment charges resulted from a reduced revenue forecast for wireless products targeted at the embedded cellular handset market. Special charges for the second quarter and first six months of fiscal 2007 also included restructuring charges of $3.5 million and $6.4 million, respectively. These restructuring charges were primarily comprised of employee severance and termination benefit costs related to our fiscal 2007 restructuring actions and, to a lesser extent, facilities related charges resulting from the accretion of rent expense related to our fiscal 2005 restructuring action.
Special charges for the second quarter and first six months of fiscal 2006 consisted primarily of a $40.0 million charge related to our litigation with Texas Instruments, which was settled in the third quarter of fiscal 2006 for $70.0 million.
Interest Expense

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
(in thousands)	2007	2006	2007	2006
Interest expense	$13,220	$10,052	$26,256	$18,854

Interest expense increased $3.2 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 and $7.4 million during the first six months of fiscal 2007 compared to the first six months of fiscal 2006. These increases are attributable to the issuance of $275.0 million aggregate principal amount of floating rate senior secured notes in November 2006, the issuance of $250.0 million aggregate principal amount of 4.00% convertible subordinated notes in March 2006 and May 2006 and the $80.0 million short-term credit facility we established in November 2005. The increases in interest expense resulting from these debt issuances were substantially offset by the retirement of $456.5 million aggregate principal amount of 4.00% convertible subordinated notes due February 2007 and the retirement of $130.0 million aggregate principal amount of 5.25% convertible subordinated notes and the $66.8 million aggregate principal amount of 4.25% convertible subordinated notes due May 2006. Due to the timing of these issuances and retirements, our average debt balances in the second quarter and first six months of fiscal 2007 were higher than in the second quarter and first six months of fiscal 2006.
Other Income, Net

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
(in thousands)	2007	2006	2007	2006
Investment and interest income	$3,800	$6,632	$9,189	$9,897
Increase in fair value of derivative instruments	3,882	35,642	6,924	31,331
Gains on investments in equity securities	1,337	577	6,469	4,414
Other	641	(59)	139	497

	$9,660	$42,792	$22,721	$46,139

Other income, net during the second quarter of fiscal 2007 was primarily comprised of $3.8 million of investment and interest income on invested cash balances, a $3.9 million increase in the fair value of our warrant to purchase 30 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period, and $1.4 million of gains on investments in equity securities. Other income, net during the first six months of fiscal 2007 was primarily comprised of $9.2 million of investment and interest income on invested cash balances, a $6.9 million increase in the fair value of the Mindspeed warrant, and $6.5 million of gains on investments in equity securities.
Other income, for the second quarter of fiscal 2006 was primarily comprised of $6.6 million of investment and interest income on invested cash balances and a $35.6 million increase in the fair value of our warrant to purchase 30 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period. Other income, net for the first six months of fiscal 2006 was primarily comprised of $9.9 million of investment and interest income on invested cash balances, a $31.3 million increase in the fair value of the Mindspeed warrant, and $4.4 million of gains on investments in equity securities.
Provision for Income Taxes
We recorded income tax expense of $1.2 million and $0.7 million in the second quarters of fiscal 2007 and 2006, respectively, and $1.7 million and $1.5 million for the first six months of fiscal 2007 and 2006, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. Federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
As of March 30, 2007, we had approximately $1.2 billion of net deferred income tax assets, which are primarily related to U.S. Federal income tax net operating loss (NOL) carryforwards and capitalized R&D expenses and which can be used to offset taxable income in subsequent years. Approximately $455.5 million of the NOL carryforwards were acquired in business combinations, and if we receive a tax benefit from their utilization, the benefit will be recorded as a reduction to goodwill. The deferred tax assets acquired in the merger with GlobespanVirata are subject to limitations imposed by section 382 of the Internal Revenue Code. Such limitations are not expected to impair our ability to utilize these deferred tax assets. As of March 30, 2007, we have a valuation allowance recorded against the majority of our deferred tax assets, resulting in net deferred tax assets of $0.8 million. We do not expect to recognize any domestic income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized.

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
Gain (Loss) of Equity Method Investments

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
(in thousands)	2007	2006	2007	2006
Gain (loss) of equity method investments	$44,020	$(584)	$44,015	$(2,655)
Gain (loss) of equity method investments includes our share of the earnings or losses of the investments that are recorded under the equity method of accounting, as well as the gains and losses recognized on the sale of our equity method investments. During the second quarter and first six months of fiscal 2007, we recorded a $43.5 million gain on the sale of one of our equity method investments, Jazz Semiconductor, Inc., to Acquicor Technology Inc. (now Jazz Technologies, Inc.). We have also recorded a deferred gain of $5.8 million as a result of our on-going investment in Jazz Technologies, Inc.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Total cash, cash equivalents and marketable securities were as follows:

	March 30,	September 29,
(in thousands)	2007	2006
Cash and cash equivalents	$170,367	$225,626
Marketable debt securities	20,983	83,620

Subtotal	191,350	309,246
Marketable equity securities – Skyworks Solutions, Inc. (6.2 million shares at March 30, 2007 and September 29, 2006)	35,552	32,089
Marketable equity securities – Jazz Technologies, Inc. (1.7 million shares at March 30, 2007)	7,353	—

Total cash, cash equivalents and marketable securities	$234,255	$341,335

Our cash, cash equivalents and marketable securities decreased $107.1 million between September 29, 2006 and March 30, 2007. The decrease was primarily due to the retirement of the remaining $456.5 million principal amount of our 4.00% convertible subordinated notes at maturity in February 2007, capital expenditures of $14.9 million, and cash used in operating activities of $8.2 million, which were partially offset by net proceeds of $265.8 million received upon issuance of our floating rate senior secured notes in November 2006 and $98.1 million of proceeds received for the sale of our investment in Jazz Semiconductor, Inc. in February 2007.
At March 30, 2007, our cash, cash equivalents and marketable securities include 6.2 million shares of Skyworks common stock valued at $35.6 million and 1.7 million shares of Jazz Technologies, Inc. common stock valued at $7.4 million. For these securities, there is risk associated with the overall state of the stock market, having available buyers for the shares we may want to sell, and ultimately being able to liquidate the securities at a favorable price in a short period of time. There can be no assurance that the carrying value of these securities will ultimately be realized.

We also have other assets, including real estate in Newport Beach, California and a warrant to purchase 30 million shares of Mindspeed common stock. The value of the Mindspeed warrant of $23.4 million is reflected as a long-term asset on our consolidated balance sheet as of March 30, 2007. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value. Further, there is no assurance that the equity markets would allow us to liquidate a substantial portion of this warrant within a short time period without significantly impacting the market value of Mindspeed’s common stock and the warrant.
At March 30, 2007, we had a total of $250.0 million aggregate principal amount of convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
At March 30, 2007, we also had a total of $275.0 million aggregate principal amount of floating rate senior secured notes outstanding. These notes are due in November 2010, but we are required to offer to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our investment in Jazz Semiconductor in February 2007 and the sale of two other equity investments in January 2007 qualify as asset dispositions requiring us to make offers to repurchase a portion of the notes no later than 361 days following the respective asset dispositions. Based on the proceeds received from these asset dispositions and our estimates of cash investments in assets (other than current assets) related to our business to be made within 360 days following the asset dispositions, we estimate that we will be required to make offers to repurchase approximately $46.5 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest, in the second quarter of fiscal 2008.
We also have an $80.0 million credit facility with a bank, under which we had borrowed $80.0 million as of March 30, 2007. The term of this credit facility has been extended through November 28, 2007, and the facility remains subject to additional 364-day extensions at the discretion of the bank.
We believe that our existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.
Cash flows were as follows:

	Six Months Ended
	March 30,	March 31,
(in thousands)	2007	2006
Net cash (used in) provided by operating activities	$(8,226)	$14,283
Net cash provided by investing activities	137,691	9,984
Net cash (used in) provided by financing activities	(184,724)	227,824

Net (decrease) increase in cash and cash equivalents	$(55,259)	$252,091

Cash used in operating activities was $8.2 million for the first six months of fiscal 2007 compared to cash provided by operating activities of $14.3 million for the first six months of fiscal 2006. During the first six months of fiscal 2007, we used $15.2 million of cash from operations and made payments totaling $11.4 million for restructuring related items. These cash outflows were partially offset by $18.4 million of net favorable changes in our working capital (accounts receivable, inventories and accounts payable). The favorable changes in working capital were driven by (i) lower accounts receivable balances as of March 30, 2007 compared to September 29, 2006 due to the lower level of revenues and (ii) improved inventory turns from 5.6 turns in the six month period ended September 29, 2006 to 6.4 turns in the first six months of fiscal 2007. These favorable changes in working capital were partly offset by a decrease in accounts payable due to the timing of payments.
In the first six months of fiscal 2006, we generated $14.5 million of cash from operations and $17.2 million from net favorable changes in our working capital (accounts receivable, inventories and accounts payable). These cash inflows were partly offset by $12.0 million of payments for restructuring related items and $5.5 million of legal costs associated with our previous litigation with Texas Instruments. The favorable changes in working capital were driven by (i) improved inventory turns from 5.3 turns in the six month period ended September 30, 2005 to 6.2 turns in the first six months of fiscal 2006 and (ii) an increase in accounts payable due to the timing of payments. These favorable changes were slightly offset by an increase in days sales outstanding (DSO) from 39 days in the six month period ended September 30, 2005 to 40 days during the first six months of fiscal 2006.
Cash provided by investing activities was $137.7 million in the first six months of fiscal 2007 compared to $10.0 million in first six months of fiscal 2006. Cash provided by investing activities in the first six months of fiscal 2007 was attributable to $104.9 million of net proceeds from equity securities, including proceeds of $98.1 million from the sale of our investment in Jazz Semiconductor, Inc., and $52.8 million of net proceeds from sales and maturities of marketable securities, including the impact of the $10.0 million purchase of Acquicor Technology Inc. shares. These cash inflows were partially offset by capital expenditures of $14.9 million, primarily due to our expansion efforts in India and China and a $5.0 million payment for the acquisition of the assets of Zarlink Semiconductor Inc.’s packet switching business.
Cash provided by investing activities in the first six months of fiscal 2006 was attributable to $35.5 million of net proceeds from sales and maturities of marketable securities and $3.4 million of net proceeds from equity securities. These cash inflows were partially offset by capital expenditures of $13.1 million primarily due to our expansion efforts in India and China, $8.8 million of restricted cash as required under our short-term credit facility, and $6.9 million of earnout payments related to previous business combinations.
Cash used in financing activities was $184.7 million in the first six months of fiscal 2007 compared to cash provided by financing activities of $227.8 million in the first six months of fiscal 2006. Cash used in financing activities in the first six months of fiscal 2007 primarily consisted of the retirement of $456.5 million of our convertible subordinated notes due February 2007, partially offset by net proceeds of $265.8 million from the issuance of floating rate senior secured notes due November 2010 and $7.2 million of proceeds from the issuance of common stock under our stock-based employee benefit plans.
Cash provided by financing activities in the first six months of fiscal 2006 consisted of net proceeds of $195.1 from the issuance of convertible subordinated notes due March 2026, $78.5 million of net proceeds from our short-term credit facility and $12.0 million of proceeds from the issuance of common stock under our stock-based employee benefit plans. These cash flows from financing activities were partially offset by $57.9 million of repurchases and retirements of a portion of our convertible subordinated notes due February 2007.
Contractual obligations at March 30, 2007 were as follows:

	Payments due by period
		Less than 1			More than 5
(in thousands)	Total	year	1-3 years	3-5 years	years
Long-term debt	$525,000	$46,500	$—	$478,500	$—
Short-term debt	80,000	80,000	—	—	—
Interest on debt	121,501	37,691	61,633	22,177	—
Operating leases	152,257	27,737	38,986	31,440	54,094
Capital leases	329	329	—	—	—
Assigned leases	3,775	1,103	1,282	1,282	108
Purchase commitments	60,675	44,565	15,870	240	—
Capital commitments	3,611	3,611	—	—	—

	$947,148	$241,536	$117,771	$533,639	$54,202

As discussed above, the holders of the $250.0 million convertible subordinated notes due March 2026 could require us to repurchase all or part of their notes as early as March 1, 2011. As a result, the convertible subordinated notes are presented as being due in 3-5 years in the table above. Also as discussed above, we are required to offer to repurchase all or part of the $275.0 million senior secured notes due November 2010 with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our investment in Jazz Semiconductor in February 2007 and the sale of two other equity investments in January 2007 qualify as asset dispositions requiring us to make offers to repurchase a portion of the notes no later than 361 days following the respective asset dispositions. Based on the proceeds received from these asset dispositions and our estimates of cash investments in assets (other than current assets) related to our business to be made within 360 days following the asset dispositions, we estimate that we will be required to make offers to repurchase approximately $46.5 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest, in the second quarter of fiscal 2008. As such, $46.5 million of the senior secured notes are presented as being due in less than one year in the table above.
At March 30, 2007, the Company had many sublease arrangements on operating leases for terms ranging from near term to approximately nine years. Aggregate scheduled sublease income based on current terms is approximately $26.0 million and is not reflected in the table above.
Off-Balance Sheet Arrangements
We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with our spin-off from Rockwell International Corporation (Rockwell), we assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with our contribution of certain of our manufacturing operations to Jazz Semiconductor, we agreed to indemnify Jazz Semiconductor for certain environmental matters and other customary divestiture-related matters. In connection with the sales of our products, we provide intellectual property indemnities to our customers. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware.
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
In October 2006, we acquired the assets of Zarlink Semiconductor Inc.’s packet switching business for $5.0 million. The terms of this acquisition include provisions under which Zarlink Semiconductor, Inc. could receive additional consideration of up to $2.5 million through December 31, 2008 if certain revenue targets are achieved. We have not recorded a liability for this contingent consideration. If earned, the contingent consideration will be recorded as additional goodwill.
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
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

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
Revenue recognition
Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the products are sold by the distributors to third parties. At March 30, 2007 and September 29, 2006, deferred revenue related to sales to these distributors was $5.7 million and $6.7 million, respectively. Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. At March 30, 2007 and September 29, 2006, deferred revenue related to shipments of products for which we have on-going performance obligations was $3.8 million and $6.6 million, respectively. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with SFAS No. 48. Development revenue is recognized when services are performed and was not significant for any periods presented.
Our revenue recognition policy is significant because our revenue is a key component of our operations and the timing of revenue recognition determines the timing of certain expenses, such as sales commissions. Revenue results are difficult to predict, and any shortfall in revenues could cause our operating results to vary significantly from period to period.
Allowance for doubtful accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We use a specific identification method for some items, and a percentage of aged receivables for others. The percentages are determined based on our past experience. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required. At March 30, 2007 and September 29, 2006, our allowances for doubtful accounts were $1.7 million and $0.8 million, respectively.
Inventories
We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand or product pricing is lower than originally projected, additional inventory write-downs may be required. Further, on a quarterly basis, we assess the net realizable value of our inventories. When the estimated average selling price of our inventory, net of selling expenses, falls below our inventory cost, we adjust our inventory to its current estimated market value. At March 30, 2007 and September 29, 2006, our inventory reserves were $27.3 million and $38.4 million, respectively.

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
Stock-based compensation
In December 2004, the FASB issued SFAS No. 123(R). This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. We adopted SFAS No. 123(R) on October 1, 2005. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), we elected to recognize compensation cost for all options with graded vesting granted on or after October 1, 2005 on a straight-line basis over the vesting period of the entire option. For options with graded vesting granted prior to October 1, 2005, we will continue to recognize compensation cost over the vesting period following the accelerated recognition method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” as if each underlying vesting date represented a separate option grant.
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
Our cash, cash equivalents and marketable debt securities are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 30, 2007, the carrying value of our cash, cash equivalents and marketable debt securities approximates fair value.
As of March 30, 2007, our marketable equity securities consist of 6.2 million shares of Skyworks common stock and 1.7 million shares of Jazz Technologies common stock. Marketable equity securities are subject to equity price risk. For our equity security holdings, there are risks associated with the overall state of the stock market, having available buyers for shares we may sell, and ultimately being able to liquidate the securities at a favorable price. As of March 30, 2007, a 10% decrease in equity prices would result in a decrease in the value of our marketable equity securities of approximately $4.3 million.
We hold a warrant to purchase 30 million shares of Mindspeed common stock. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of March 30, 2007, a 10% decrease in the market price of Mindspeed’s common stock would result in a decrease in the fair value of this warrant of approximately $3.6 million. At March 30, 2007, the market price of Mindspeed’s common stock was $2.17 per share. During the six months ended March 30, 2007, the market price of Mindspeed’s common stock ranged from a low of $1.60 per share to a high of $2.56 per share.
Our short-term debt consists of borrowings under a 364-day credit facility. Interest related to our short-term debt is at 7-day LIBOR plus 0.6%, which is reset quarterly and was approximately 5.94% at March 30, 2007. We do not believe our short-term debt is subject to significant market risk.
Our long-term debt consists of convertible subordinated notes with interest at fixed rates and floating rate senior secured notes. Interest related to our floating rate senior secured notes is at three-month LIBOR plus 3.75%, which is reset quarterly and was approximately 9.11% at March 30, 2007. The fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.
The following table shows the fair values of our financial instruments as of March 30, 2007:

(in thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$170,367	$170,367
Marketable debt securities	20,983	20,983
Marketable equity securities	42,905	42,905
Mindspeed warrant	23,395	23,395
Short-term debt	80,000	80,000
Long-term debt: senior secured notes	275,000	284,625
Long-term debt: convertible subordinated notes	250,000	220,188
We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, from time to time, we offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At March 30, 2007, we had outstanding foreign currency forward exchange contracts with a notional amount of 790 million Indian Rupees, approximately $17.3 million, maturing at various dates through October 2007. Based on the fair values of these contracts, we recorded a derivative asset of $0.7 million at March 30, 2007. Based on our overall currency rate exposure at March 30, 2007, a 10% change in the currency rates would not have a material effect on our financial position, results of operations or cash flows.

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
There were no changes in our internal control over financial reporting during the quarter ended March 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Class Action Suits – In December 2004 and January 2005, we and certain of our current and former officers and directors were named as defendants in several complaints seeking monetary damages filed on behalf of all persons who purchased our common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934, as amended, by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases were consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al. (Witriol), are being heard in the U.S. District Court of New Jersey by the same judge. The defendants believe these charges are without merit and intend to vigorously defend the litigation. On September 1, 2005, the defendants filed their motion to dismiss the case. On November 23, 2005, the court granted the plaintiffs’ motion to file a second amended complaint, which was filed on December 5, 2005. The defendants filed an amended motion to dismiss the case on February 6, 2006. Plaintiffs filed their opposition on April 24, 2006, and defendants’ reply was filed on June 14, 2006. On December 4, 2006, the court dismissed the second amended complaint. Two of the three claims were dismissed with prejudice, while the third claim was dismissed without prejudice. On January 10, 2007, the parties filed a stipulation and tolling agreement with the court stating that plaintiffs will not file an appeal of the ruling dismissing two claims with prejudice and the defendants agreed to give plaintiffs’ counsel until March 16, 2007 to file an amended complaint with respect to the third claim. On April 9, 2007, we and the named plaintiff agreed to settle the case as to all defendants for $90,000, to be paid by us within 30 days of the execution of a written agreement. We do not believe the ultimate outcome of this litigation will have a material adverse impact on our financial condition, results of operations, or cash flows.
In addition, in February 2005, we and certain of our current and former officers and our Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in our 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006. As of the end of October 2006, the appellate issues had been fully briefed by the parties. The appellate argument was held on April 19, 2007. We do not believe the ultimate outcome of this litigation will have a material adverse impact on our financial condition, results of operations, or cash flows.
Shareholder Derivative Suits – In January 2005, we and certain of our current and former directors and officers were named as defendants in purported shareholder derivative actions seeking monetary damages (now consolidated) in the California Superior Court for the County of Orange, alleging that the defendants breached their fiduciary duties, abused control, mismanaged the Company, wasted corporate assets and unjustly enriched themselves. A similar lawsuit was filed in the U.S. District Court of New Jersey in May 2005. On July 28, 2005, the California court approved a stay of the actions filed in California pending the outcome of the motion to dismiss in the Witriol case. We have negotiated a similar stay agreement with the plaintiffs in the New Jersey case, which has also been approved by the New Jersey court. Pursuant to the stay agreements, in the event that the parties in the Witriol case engage in any negotiations, plaintiffs’ counsel in the derivative cases will be kept informed. The defendants believe the charges in these cases are without merit and intend to vigorously defend the litigation. On February 2, 2007, the court ordered a dismissal of the New Jersey case after the parties had filed a stipulation to dismiss. We have been informed that plaintiffs have filed papers supporting voluntary dismissal of the California derivative suit; however, we have not yet been served with these papers. We do not believe the ultimate outcome of this litigation will have a material adverse impact on our financial condition, results of operations, or cash flows.

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

We have increased our headcount in India from approximately 180 employees at the end of fiscal 2004 to approximately 1,285 employees as of March 30, 2007. We plan to continue this growth trend in India and other international locations in the Asia-Pacific region. Expansion and transition of product development efforts to other locations entails risks associated with our ability to manage the development of products at remote geographic locations, to achieve key program milestones, and to attract and retain qualified management, technical and other personnel necessary for the design and development of our products. If we experience product design or development delays as a result of the transition, or an inability to adequately staff the programs, there could be a material adverse effect on our results of operations.
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
Our net loss for the first six months of fiscal 2007 and for fiscal 2006 was $132.5 and $122.6 million, respectively. We anticipate a sequential reduction in revenues in the third quarter of fiscal 2007 of between nine and eleven percent. As a result, we have initiated new restructuring activities to bring operating expenses in-line with our revenue expectations. These restructuring activities include workforce reductions and will have the near term effect of increasing our operating expenses as a result of special charges we have recorded and will record to implement these actions. Additionally, as the result of previous business combinations, we have significant amount of intangible assets for which we record amortization expense each period. If any of these intangible assets or our goodwill were determined to be impaired, this could also materially affect our results. The value of our warrants to purchase Mindspeed common stock may fluctuate significantly from period to period which may unfavorably impact our results. Finally, any further decline in revenue would significantly affect our results. We cannot assure you that we will be able to achieve profitability, and we may incur additional substantial losses in the future.
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
Sales to our twenty largest customers, including distributors, represented approximately 72% and 67% of our net revenues in the first six months of fiscal 2007 and for fiscal 2006, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:
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
For the first six months of fiscal 2007 and for fiscal 2006, approximately 90% and 92%, respectively, of our net revenues were from customers located outside of the United States, primarily in the Asia-Pacific region. In addition, a significant portion of our workforce and many of our key suppliers are located outside of the United States. Our international operations consist of research and development, sales offices, and other general and administrative functions. We plan to continue our international expansion, particularly in the Asia-Pacific region. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:
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
We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 33% and 35% of our net revenues for the first six months of fiscal 2007 and for fiscal 2006, respectively. Our arrangements with these distributors are terminable at any time, and the loss of these arrangements could have an adverse effect on our operating results. For those international distributors that we account for under a deferred revenue recognition model, we rely on the distributor to provide us timely and accurate product sell through information. No assurances can be given that these international distributors will continue to provide us this information. If we are unable to obtain this information on a timely basis, or if we determine that the information we do receive is unreliable, it may affect the accuracy of amounts recorded in our consolidated financial statements, and therefore have an adverse effect on our operating results.
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
For example, a portion of our analog modem business which is bundled into PCs may become debundled as Broadband Communications become more ubiquitous. Several of our PC OEM customers have indicated that the trend toward debundling may become more significant, which may have an adverse effect on both our revenues and profitability. Further, our products could become obsolete sooner than anticipated because of a faster than anticipated change in one or more of the technologies related to our products or in market demand for products based on a particular technology, particularly due to the introduction of new technology that represents a substantial advance over current technology. Currently accepted industry standards are also subject to change, which may contribute to the obsolescence of our products.
We face a risk that capital needed for our business and to repay our debt obligations will not be available when we need it.
At March 30, 2007, we had a total of $250.0 million aggregate principal amount of convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
At March 30, 2007, we also had a total of $275.0 million aggregate principal amount of floating rate senior secured notes outstanding. These notes are due in November 2010, but we are required to offer to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our investment in Jazz Semiconductor in February 2007 and the sale of two other equity investments in January 2007 qualify as asset dispositions requiring us to make offers to repurchase a portion of the notes no later than 361 days following the respective asset dispositions. Based on the proceeds received from these asset dispositions and our estimates of cash investments in assets (other than current assets) related to our business to be made within 360 days following the asset dispositions, we estimate that we will be required to make offers to repurchase approximately $46.5 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest, in the second quarter of fiscal 2008.
We also have an $80.0 million credit facility with a bank, under which we had borrowed $80.0 million as of March 30, 2007. The term of this credit facility has been extended through November 28, 2007, and the facility remains subject to additional 364-day extensions at the discretion of the bank.
We may not have access to sufficient capital to repay amounts due under (i) our credit facility expiring November 2007 if it is not renewed, (ii) our floating rate senior secured notes when they become due in November 2010 or earlier as a result of a mandatory offer to repurchase, and (iii) our convertible subordinated notes when they become due in March 2026 or earlier as a result of the mandatory repurchase requirements. Further, we may not be able to refinance any portion of this debt on favorable terms or at all.
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
Our future success depends on our ability to attract and to retain the continued service and availability of skilled personnel, including our Chairman of the Board and Chief Executive Officer, members of our executive team, and those in design, technical, marketing and staff positions. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel can be intense in the semiconductor industry. While we have entered into employment agreements with some of our key personnel, we cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development and sale of our products. In March 2007, our Chairman and Chief Executive Officer, Dwight W. Decker, announced his intention to retire as Chief Executive Officer in the fall of 2007 and, although we are currently in the process of conducting a search for a new Chief Executive Officer, we cannot assure you that a suitable replacement will be recruited in a timely manner or at all.
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 33% and 35% of our net revenues for the first six months of fiscal 2007 and for fiscal 2006, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other supplier products and may not sell our products as quickly as forecasted, which may impact their future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. For example, the reduced demand outlook for fiscal year 2005 and decline of average selling prices for certain of our products resulted in net inventory charges of approximately $45.0 million in the first quarter of fiscal 2005.
We are dependent upon third parties for the manufacture, assembly and test of our products.
We are entirely dependent upon outside wafer fabrication facilities (known as foundries or fabs), including Jazz Semiconductor which has recently been sold to Jazz Technologies (see Note 9 for further information regarding the sale of Jazz Semiconductor to Acquicor Technology, Inc.). Under our fabless business model, our revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. If the semiconductor industry experiences a shortage of wafer fabrication capacity in the future, we may experience delays in shipments or increased manufacturing costs. We do not have any long-term supply arrangements.
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
At March 30, 2007, we had $580.7 million of goodwill and $45.9 million of intangible assets, net, which together represented approximately 50% of our total assets. In periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. If our market capitalization drops below our book value for a prolonged period of time, if our assumptions regarding our future operating performance change or if other indicators of impairment are present, we may be required to write-down the value of our goodwill and acquisition-related intangible assets by taking a non-cash charge against earnings. During the second quarter of fiscal 2007, we recorded goodwill and intangible asset impairment charges of $135.0 million and $20.0 million, respectively, which had a material negative impact on our results of operations. Because of the significance of our remaining goodwill and intangible asset balances, any future impairment of these assets could also have a material adverse effect on our financial condition and results of operations, although, as a non-cash charge, it would have no effect on our cash flow.
We may be liable for penalties under environmental laws, rules and regulations, which could adversely impact our business.
Our former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. We have been designated as a potentially responsible party and are engaged in groundwater remediation under a previously approved Consent Decree at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us, which has been settled pursuant to a Consent Decree entered into with the EPA in August 2006. In addition, we are engaged in remediations of groundwater contamination at our former Newport Beach, California wafer fabrication facility. We estimate the remaining costs for these remediations to be approximately $1.4 million as of March 30, 2007 and have accruals for these costs in our consolidated balance sheets.
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
As of March 30, 2007, we had approximately $1.2 billion of U.S. federal income tax net operating loss (NOL) carry forwards that can be used to offset taxable income in subsequent years. Approximately $455.5 million of the NOL carry forwards were acquired in the merger with GlobespanVirata and in other acquisitions. The NOL carry forwards are scheduled to expire at various dates through 2026. Section 382 of the Internal Revenue Code could limit the future use of some or all of the NOL carry forwards if the ownership of our common stock changes by more than 50 percentage points in certain circumstances over a three-year testing period. Based on information known to us, we have not undergone such a change of ownership and the merger did not constitute a change of ownership, although the shares of our common stock issued in the merger will be taken into account in any change of ownership computations. Direct or indirect transfers of our common stock, when taken together with the shift in ownership resulting from the merger, could result in a change of ownership that would trigger the Section 382 limitation. If such an ownership change occurs, Section 382 would limit our use of NOL carry forwards in each subsequent taxable year to an amount equal to a federal long-term tax-exempt rate published by the Internal Revenue Service at the time of the ownership change, multiplied by our fair market value at such time; any unused annual limitation amounts may also be carried forward. The merger resulted in a change of ownership of GlobespanVirata and the future use of GlobespanVirata’s NOL carry forwards is subject to the Section 382 limitation (or further limitation in the case of NOL carry forwards already subject to limitation as a result of previous transactions) based on the fair market value of GlobespanVirata at the time of the merger.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following is a tabulation of the votes on proposals considered at our Annual Meeting of Shareowners held on February 21, 2007 in Irvine, California:
1. To elect three members of the Board of Directors of the Company with terms expiring at the 2010 Annual Meeting of Shareowners.

	For	Withheld
D. R. Beall	403,621,223	31,600,241
B. S. Iyer	300,966,228	134,255,236
J. L. Stead	331,999,269	103,222,195
2. To ratify the appointment by the Audit Committee of the Board of Directors of the accounting firm of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the current fiscal year.

For	427,810,662
Against	6,038,105
Abstain	1,372,697
Broker non-vote	N/A

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC.
(Registrant)

Date: May 4, 2007	By	/s/ J. Scott Blouin
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