Form 10-Q
period 2007-06-29
CONEXANT SYSTEMS INC
filed 2007-08-06
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2007
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
Yes ☐ No ☑
As of July 27, 2007, there were 490,634,753 shares of the registrant’s common stock outstanding.

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
•	pricing pressures and other competitive factors;

•	the timing of our new product introductions and product quality;

•	the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products;

•	the risk that the value of our common stock may be adversely affected by market volatility;

•	the substantial losses we have incurred recently;

•	general economic and political conditions and conditions in the markets we address;

•	continuing volatility in the technology sector and the semiconductor industry;

•	demand for and market acceptance of new and existing products;

•	successful development of new products;

•	our ability to anticipate trends and develop products for which there will be market demand;

•	the risk that capital needed for our business and to repay our indebtedness will not be available when needed;

•	the availability of manufacturing capacity;

•	changes in product mix;

•	product obsolescence;

•	the ability of our customers to manage inventory;

•	our ability to develop and implement new technologies and to obtain protection for the related intellectual property;

•	the uncertainties of litigation, including claims of infringement of third-party intellectual property rights or demands that we license third-party technology, and the demands it may place on the time and attention of our management and the expense it may place on our company; and

•	possible disruptions in commerce related to terrorist activity or armed conflict,
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

CONEXANT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	June 29,	September 29,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$158,162	$225,626
Marketable securities	65,969	115,709
Restricted cash	8,800	8,800
Receivables, net of allowances of $1,732 and $842	95,121	123,025
Inventories, net	63,318	97,460
Other current assets	22,194	19,353

Total current assets	413,564	589,973

Property, plant and equipment, net	70,084	65,405
Goodwill	580,694	710,790
Intangible assets, net	41,123	76,008
Other assets	92,594	131,449

Total assets	$1,198,059	$1,573,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$43,900	$188,375
Short-term debt	80,000	80,000
Accounts payable	68,650	113,690
Accrued compensation and benefits	28,672	28,307
Other current liabilities	44,023	51,966

Total current liabilities	265,245	462,338

Long-term debt	481,100	518,125
Other liabilities	66,668	83,064

Total liabilities	813,013	1,063,527

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 490,631 and 486,482 shares issued; and 490,631 and 485,200 shares outstanding	4,906	4,866
Treasury stock: zero and 1,282 shares, at cost	—	(5,823)
Additional paid-in capital	4,715,410	4,699,029
Accumulated deficit	(4,343,454)	(4,175,757)
Accumulated other comprehensive income (loss)	8,282	(12,096)
Shareholder notes receivable	(98)	(121)

Total shareholders’ equity	385,046	510,098

Total liabilities and shareholders’ equity	$1,198,059	$1,573,625

See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Net revenues	$179,549	$251,635	$624,948	$724,924
Cost of goods sold (1)	101,503	137,598	347,564	408,924
Gain on cancellation of supply agreement	—	(17,500)	—	(17,500)

Gross margin	78,046	131,537	277,384	333,500

Operating expenses:
Research and development (1)	68,890	70,096	209,685	199,286
Selling, general and administrative (1)	26,234	27,037	80,513	101,958
Amortization of intangible assets	4,823	7,520	17,315	23,185
Special charges	5,071	32,610	168,090	72,379

Total operating expenses	105,018	137,263	475,603	396,808

Operating loss	(26,972)	(5,726)	(198,219)	(63,308)
Interest expense	(11,349)	(10,426)	(37,605)	(29,280)
Other income (expense), net	3,656	(49,259)	26,377	(3,120)

Loss before income taxes and gain (loss) on equity method investments	(34,665)	(65,411)	(209,447)	(95,708)
Provision for income taxes	741	1,031	2,444	2,482

Loss before gain (loss) on equity method investments	(35,406)	(66,442)	(211,891)	(98,190)
Gain (loss) on equity method investments	179	(648)	44,194	(3,303)

Net loss	$(35,227)	$(67,090)	$(167,697)	$(101,493)

Net loss per share — basic and diluted	$(0.07)	$(0.14)	$(0.34)	$(0.21)

Shares used in basic and diluted per-share computations	490,558	481,626	488,613	477,716

(1)	These captions include non-cash employee stock-based compensation expense as follows (see Note 1):

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Cost of goods sold	$143	$31	$361	$460
Research and development	3,104	6,643	8,186	17,791
Selling, general and administrative	1,891	3,502	5,699	18,993
See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	June 29,	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(167,697)	$(101,493)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of acquisitions:
Depreciation	18,441	14,167
Amortization of intangible assets	17,315	23,185
Asset impairments	158,415	—
Reversal of provision for bad debts, net	(219)	(2,243)
(Reversal of) charges for inventory provisions, net	(4,203)	1,594
Stock-based compensation	14,246	37,244
(Increase) decrease in fair value of derivative instruments	(7,868)	3,800
(Gains) losses on equity method investments	(44,194)	3,303
Gains on sales of equity securities and other assets	(6,291)	(4,414)
Gain on cancellation of supply agreement	—	(17,500)
Impairment loss on Skyworks investment	—	18,456
Other items, net	(858)	(898)
Changes in assets and liabilities:
Receivables	28,123	(55,929)
Inventories	39,584	10,063
Accounts payable	(44,346)	22,610
Accrued expenses and other current liabilities	(11,129)	(3,295)
Other, net	(7,267)	(2,913)

Net cash used in operating activities	(17,948)	(54,263)

Cash flows from investing activities:
Proceeds from sales of equity securities and other assets	105,923	5,200
Proceeds from sales and maturities of marketable securities	84,819	89,862
Purchases of marketable securities	(26,462)	(62,796)
Purchases of property, plant and equipment	(23,133)	(23,500)
Payments for acquisitions, net of cash acquired	(5,029)	(6,900)
Purchases of equity securities	(600)	(705)
Restricted cash	—	(8,800)

Net cash provided by (used in) investing activities	135,518	(7,639)

Cash flows from financing activities:
Proceeds from short-term debt, net of expenses of $1,198 and $1,541	(1,198)	78,459
Proceeds from long-term debt, net of expenses of $9,988 and $6,391	265,012	243,609
Repurchases and retirements of long-term debt	(456,500)	(254,684)
Proceeds from issuance of common stock	7,627	17,112
Repayment of shareholder notes receivable	25	163

Net cash (used in) provided by financing activities	(185,034)	84,659

Net (decrease) increase in cash and cash equivalents	(67,464)	22,757
Cash and cash equivalents at beginning of period	225,626	202,704

Cash and cash equivalents at end of period	$158,162	$225,461

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
Fiscal Periods – The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2006 was a 52-week year, and fiscal 2007 will also consist of 52 weeks.
Supplemental Cash Flow Information – Cash paid for interest was $30.5 million and $22.4 million for the nine months ended June 29, 2007 and June 30, 2006, respectively. Cash paid for income taxes for the nine months ended June 29, 2007 and June 30, 2006 was $1.8 million and $1.3 million, respectively.
Revenue Recognition – The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the products are sold by the distributors to third parties. At June 29, 2007 and September 29, 2006, deferred revenue related to sales to these distributors was $6.9 million and $6.7 million, respectively. Revenue with respect to sales to customers to whom the Company has significant obligations after delivery is deferred until all significant obligations have been completed. At June 29, 2007 and September 29, 2006, deferred revenue related to shipments of products for which the Company has on-going performance obligations was $3.0 million and $6.6 million, respectively. The majority of the Company’s distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to reasonably estimate and establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.
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
Restricted Cash – Restricted cash represents amounts used to collateralize a consolidated subsidiary’s obligations under an $80.0 million credit facility with a bank. See Note 3 for further information regarding the credit facility.
Stock-Based Compensation –The Company adopted SFAS No. 123(R), “Share-Based Payment” on October 1, 2005. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company elected to recognize compensation cost for all options with graded vesting granted on or after October 1, 2005 on a straight-line basis over the vesting period of the entire option. For options with graded vesting granted prior to October 1, 2005, the Company will continue to recognize compensation cost over the vesting period following the accelerated recognition method described in Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” as if each underlying vesting date represented a separate option grant.
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
Consistent with the valuation method for the disclosure-only provisions of SFAS No. 123(R), the Company uses the Black-Scholes-Merton model to value the compensation expense associated with stock-based awards. In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options and stock purchase plan awards:

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Stock option plans:
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	68%	74%	68%	76%
Risk-free interest rate	4.6%	4.9%	4.6%	4.5%
Average expected life (in years)	5.25	5.25	5.25	5.25

Stock purchase plan:
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	53%	76%	60%	76%
Risk-free interest rate	4.7%	4.4%	4.8%	4.4%
Average expected life (in years)	0.50	0.50	0.50	0.50
The expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 107.
Derivative Financial Instruments – The Company’s derivative financial instruments as of June 29, 2007 principally consist of (i) the Company’s warrant to purchase 30 million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock and (ii) foreign currency forward exchange contracts. See Note 3 for further information regarding the Mindspeed warrant.
The Company’s foreign currency forward exchange contracts are used to hedge certain Indian Rupee-denominated and Chinese Yuan-denominated forecasted transactions related to its research and development efforts in India and China. The foreign currency forward contracts used to hedge these exposures are reflected at their fair values on the accompanying condensed balance sheets and meet the criteria for designation as foreign currency cash flow hedges. The criteria for designating a derivative as a hedge include that the hedging instrument should be highly effective in offsetting changes in the designated hedged item. The Company has determined that its non-deliverable foreign currency forward contracts to purchase Indian Rupees and Chinese Yuan are highly effective in offsetting the variability in the U.S. Dollar forecasted cash transactions resulting from changes in the U.S. Dollar to Indian Rupee and U.S. Dollar to Chinese Yuan spot foreign exchange rates. For these derivatives, the gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income (loss) on the Company’s balance sheets and is recognized in the Company’s statements of operations in the periods in which the hedged transaction affects operations, and within the same statement of operations line item as the impact of the hedged transaction. The gain or loss is recognized immediately in other (income) expense, net in the statements of operations when a designated hedging instrument is either terminated early or an improbable or ineffective portion of the hedge is identified.
At June 29, 2007, the Company had outstanding foreign currency forward exchange contracts with a notional amount of 885 million Indian Rupees, approximately $20.6 million, maturing at various dates through January 2008 and a notional amount of 8.5 million Chinese Yuan, approximately $1.1 million, maturing at various dates through July 2007. Based on the fair values of these contracts, the Company recorded a derivative asset of $1.1 million at June 29, 2007. During the three and nine months ended June 29, 2007 and June 30, 2006, there were no significant gains or losses recognized in the statements of operations for hedge ineffectiveness.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Net Loss Per Share – Net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and warrants and shares of stock issuable upon conversion of the Company’s convertible subordinated notes. The dilutive effect of stock options and warrants is computed under the treasury stock method, and the dilutive effect of convertible subordinated notes is computed using the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net loss per share if their effect would be antidilutive.
The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Stock options and warrants	1,167	20,971	3,830	13,636
5.25% convertible subordinated notes due May 2006	—	2,824	—	4,835
4.25% convertible subordinated notes due May 2006	—	2,428	—	5,718
4.00% convertible subordinated notes due February 2007	—	10,758	4,887	11,564
4.00% convertible subordinated notes due March 2026	50,813	46,457	50,813	19,209

	51,980	83,438	59,530	54,962

Business Enterprise Segments – The Company operates in one reportable segment, broadband communications. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in consolidated financial statements. Although the Company had four operating segments at June 29, 2007, under the aggregation criteria set forth in SFAS No. 131, the Company only operates in one reportable segment, broadband communications.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recent Accounting Pronouncements – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. The Company is currently assessing the impact the adoption of SFAS No. 159 will have on its financial position and results of operations.
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
In September 2006, the Securities and Exchange Commission issued SAB No. 108 on Quantifying Misstatements. SAB No. 108 requires companies to use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach. SAB No. 108 also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after September 13, 2006. The Company is currently assessing the impact, if any, SAB No. 108 will have on its financial position and results of operations.
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
Reclassification – The Company has reclassified its share of the earnings and losses of its equity method investments from other income, net to a separate line item between provision for income taxes and net income (loss) on its statements of operations for the three and nine months ended June 30, 2006 to conform to the current period presentation. This reclassification on the statement of operations did not affect the Company’s reported revenues, gross margin, operating loss or net loss for either period. The following is a reconciliation of other income, net before and after the reclassification (in thousands):

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months	Nine Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Other expense, net, before reclassification	$(49,907)	$(6,423)
Losses on equity method investments	648	3,303

Other expense, net, after reclassification	$(49,259)	$(3,120)

2. Business Combination
In October 2006, the Company acquired the assets of Zarlink Semiconductor Inc.’s (Zarlink) packet switching business. Zarlink’s team of digital switching logic engineers is now part of the Company’s Broadband Access group and is based in the Company’s headquarters in Newport Beach, California. This acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company’s consolidated statements of operations include the effect of this transaction from the date of acquisition. The pro forma effect of this transaction was not material to the Company’s statements of operations for the nine months ended June 29, 2007.
The aggregate purchase price for this acquisition was $5.0 million. Of this purchase price, approximately $0.7 million was allocated to net tangible assets, approximately $2.4 million was allocated to identifiable intangible assets, and the remaining $1.9 million was allocated to goodwill. The identifiable intangible assets are being amortized on a straight-line basis over their useful lives of eight years. The terms of this acquisition include provisions under which Zarlink could receive additional amounts of up to $1.5 million through December 31, 2007 and up to $1.0 million through December 31, 2008 if certain revenue targets are achieved. This contingent consideration has not been included in the purchase price allocation and, if earned, such amounts will be recorded as additional goodwill.
3. Supplemental Financial Information
Marketable Securities
Available-for-sale securities consist of the following (in thousands):

		Gross	Gross
	Cost or	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
June 29, 2007:
Corporate debt securities	$2,383	$23	$—	$2,406
U.S. government agency securities	12,804	151	—	12,955
Equity securities	44,063	11,376	(4,831)	50,608

	$59,250	$11,550	$(4,831)	$65,969

September 29, 2006:
Corporate debt securities	$22,719	$30	$(29)	$22,720
U.S. government agency securities	60,777	134	(11)	60,900
Equity securities	34,068	—	(1,979)	32,089

	$117,564	$164	$(2,019)	$115,709

The Company’s marketable equity securities at June 29, 2007 and September 29, 2006 include 6.2 million shares of Skyworks Solutions, Inc. (Skyworks) common stock. The Company’s cost basis in the Skyworks shares is $5.51 per share, and the market value at June 29, 2007 was $7.35 per share. The Company’s marketable equity securities at June 29, 2007 also include 1.7 million shares of Jazz Technologies, Inc. (Jazz Technologies) common stock, which were purchased in February 2007. The Company’s cost basis in these shares is $5.85 per share, and the market value at June 29, 2007 was $3.02 per share. The $4.8 million aggregate decrease in the fair value of the Jazz Technologies shares has been recorded in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheet at June 29, 2007. Subsequent to June 29, 2007, the Company sold 2.8 million shares of

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
its Skyworks common stock. See Note 12 for further information regarding these sales of marketable equity securities.
Inventories
Inventories consist of the following (in thousands):

	June 29,	September 29,
	2007	2006
Work-in-process	$23,356	$53,884
Finished goods	39,962	43,576

	$63,318	$97,460

At June 29, 2007 and September 29, 2006, inventories were net of excess and obsolete (E&O) inventory reserves of $22.2 million and $36.6 million, respectively. In addition, at June 29, 2007 and September 29, 2006, inventories were net of lower of cost or market (LCM) reserves of $0.3 million and $1.8 million, respectively.
Goodwill
The changes in the carrying amount of goodwill for the nine months ended June 29, 2007 were as follows (in thousands):

Goodwill at September 29, 2006	$710,790
Impairment	(135,000)
Additions	1,921
Other adjustments	2,983

Goodwill at June 29, 2007	$580,694

Goodwill is tested on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the quarter ended March 30, 2007, major cellular handset manufacturers accelerated their timelines for incorporating the emerging combination Bluetooth-WiFi products into their roadmaps, which decreased the revenue outlook related to the Company’s existing design wins. Further, the Company has decided not to pursue the development of these combination products due to the high level of research and development effort required. As a result of these events, the Company reduced its revenue forecast for wireless products targeted at the cellular handset market. Due to this reduced revenue forecast, the Company performed a goodwill impairment test for its Embedded Wireless Networking (EWN) reporting unit during the three months ended March 30, 2007. The fair value of the EWN reporting unit was determined using a combination of a discounted cash flow model and a revenue multiple model. As a result of this impairment test, the Company recorded an impairment charge of $135.0 million related to the goodwill in its EWN reporting unit. This impairment charge is included in special charges in the accompanying condensed consolidated statements of operations for the nine months ended June 29, 2007.
The Company also recorded $1.9 million of additional goodwill as a result of the acquisition of the assets of Zarlink’s packet switching business in October 2006. See Note 2 for further information regarding the Zarlink acquisition.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible Assets
Intangible assets consist of the following (in thousands):

	June 29, 2007			September 29, 2006
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Developed technology	$125,614	$(89,778)	$35,836	$139,483	$(74,477)	$65,006
Product licenses	9,327	(6,298)	3,029	12,769	(5,263)	7,506
Other intangible assets	6,015	(3,757)	2,258	7,015	(3,519)	3,496

	$140,956	$(99,833)	$41,123	$159,267	$(83,259)	$76,008

Intangible assets are amortized over a weighted-average period of approximately six years. Annual amortization expense is expected to be as follows (in thousands):

	Remainder
	of 2007	2008	2009	2010	2011	Thereafter
Amortization expense	$4,785	$18,853	$11,123	$4,638	$679	$1,045
Intangible assets are continually monitored and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Due to the reduced revenue forecast for wireless products discussed above, the Company performed an impairment test for its EWN intangible assets during the three months ended March 30, 2007. The fair values of the intangible assets were determined using a discounted cash flow model. As a result of this impairment test, the Company recorded an impairment charge of $20.0 million related to the intangible assets in its EWN business, including the 802.11b, 802.11g and 802.11a/b/g developed technologies acquired in its merger with GlobespanVirata, Inc. in February 2004. This impairment charge is included in special charges in the accompanying condensed consolidated statements of operations for the nine months ended June 29, 2007.
Mindspeed Warrant
The Company has a warrant to purchase 30 million shares of Mindspeed common stock at an exercise price of $3.408 per share exercisable through June 2013. At June 29, 2007 and September 29, 2006, the market value of Mindspeed common stock was $2.21 and $1.73 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net each period. At June 29, 2007 and September 29, 2006, the aggregate fair value of the Mindspeed warrant included in other assets on the accompanying condensed consolidated balance sheets was $24.3 million and $16.5 million, respectively. At June 29, 2007, the warrant was valued using the Black-Scholes-Merton model with expected terms for portions of the warrant varying from 1 to 5 years, expected volatility of 75%, a weighted-average risk-free interest rate of 5.0% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying condensed consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Concurrent with the Company’s agreements with Conexant USA, Conexant USA entered into an $80.0 million revolving credit agreement with a bank which is secured by the assets of Conexant USA. This credit agreement had an initial term of 364 days, and in November 2006, the term of the credit agreement was extended through November 28, 2007. The credit agreement remains subject to additional 364-day renewal periods at the discretion of the bank. Conexant USA is required to maintain certain minimum amounts on deposit (restricted cash) with the bank during the term of the credit agreement. Borrowings under the credit agreement, which cannot exceed the lesser of $80.0 million and 85% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables, bear interest equal to 7-day LIBOR (reset quarterly) plus 0.6%. Additionally, Conexant USA pays a fee of 0.2% per annum for the unused portion of the line of credit.
The credit agreement requires the Company and its consolidated subsidiaries to maintain minimum levels of shareholders’ equity and cash and cash equivalents. Further, any failure by the Company or Conexant USA to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit agreement to immediately become due and payable. At June 29, 2007, Conexant USA had $5.8 million of cash, $8.8 million of restricted cash and $83.4 million of accounts receivable, all of which serve as collateral under the credit agreement. At June 29, 2007, Conexant USA had borrowed $80.0 million under this credit agreement and the Company was in compliance with all financial covenants. During the nine months ended June 29, 2007, the Company incurred fees of $1.2 million in connection with the extension of the credit agreement.
Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 29,	September 29,
	2007	2006
Floating rate senior secured notes due November 2010	$275,000	$—
4.00% convertible subordinated notes due March 2026	250,000	250,000
4.00% convertible subordinated notes due February 2007	—	456,500

Total	525,000	706,500
Less: current portion of long-term debt	(43,900)	(188,375)

Long-term debt	$481,100	$518,125

Floating rate senior secured notes due November 2010 – In November 2006, the Company issued $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010. Proceeds from this issuance, net of fees paid or payable, were approximately $264.9 million. The senior secured notes bear interest at three-month LIBOR (reset quarterly) plus 3.75%, and interest is payable in arrears quarterly on each February 15, May 15, August 15 and November 15, beginning on February 15, 2007. The senior secured notes are redeemable in whole or in part, at the option of the Company, at any time on or after November 15, 2008 at varying redemption prices that generally include premiums, which are defined in the indenture for the notes, plus accrued and unpaid interest. At any time prior to November 15, 2008, the Company may redeem up to 35% of the senior secured notes with proceeds of one or more offerings of the Company’s common stock at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest. The Company is required to offer to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to the Company’s business. In addition, upon a change of control, the Company is required to make an offer to redeem all of the senior secured notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. The floating rate senior secured notes rank equally in right of payment with all of the Company’s existing and future senior debt and senior to all of its existing and future subordinated debt. The notes are guaranteed by certain of the Company’s U.S. subsidiaries (the Subsidiary Guarantors). The guarantees rank equally in right of payment with all of the Subsidiary Guarantors’ existing and future senior debt and senior to all of the Subsidiary Guarantors’ existing and future subordinated debt. The notes and guarantees (and certain hedging obligations that may be entered into with respect thereto) are secured by first-

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
priority liens, subject to permitted liens, on substantially all of the Company’s and the Subsidiary Guarantors’ assets (other than accounts receivable and proceeds there from and subject to certain exceptions), including, but not limited to, the intellectual property, owned real property, plant and equipment now owned or hereafter acquired by the Company and the Subsidiary Guarantors. See Note 11 for condensed financial information regarding the Subsidiary Guarantors.
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
The sale of the Company’s investment in Jazz Semiconductor Inc. (Jazz Semiconductor) in February 2007 and the sale of two other equity investments in January 2007 qualify as asset dispositions requiring the Company to make offers to repurchase a portion of the notes no later than 361 days following the respective asset dispositions. Based on the proceeds received from these asset dispositions and the Company’s estimates of cash investments in assets (other than current assets) related to the Company’s business to be made within 360 days following the asset dispositions, the Company estimates that it will be required to make offers to repurchase approximately $43.9 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest, in the second quarter of fiscal 2008. As a result, $43.9 million of the senior secured notes have been classified as current liabilities on the accompanying condensed consolidated balance sheet at June 29, 2007.
At June 29, 2007, the fair value of the floating rate senior secured notes, based on quoted market prices, was approximately $280.5 million compared to their carrying value of $275.0 million.
4.00% convertible subordinated notes due March 2026 – In March 2006, the Company issued $200.0 million aggregate principal amount of 4.00% convertible subordinated notes due March 2026 and, in May 2006, the initial purchaser of the notes exercised its option to purchase an additional $50.0 million principal amount of the 4.00% convertible subordinated notes due March 2026. Total proceeds from these issuances, net of issuance costs, were approximately $243.6 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each March 1 and September 1, beginning on September 1, 2006. The notes are convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $4.92 per share, subject to adjustment for certain events. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Beginning on March 1, 2011, the notes may be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders may require the Company to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
At June 29, 2007, the fair value of the 4.00% convertible subordinated notes due March 2026, based on quoted market prices, was approximately $216.3 million compared to their carrying value of $250.0 million.
4.00% convertible subordinated notes due February 2007 – In February 2000, the Company issued $650.0 million aggregate principal amount of 4.00% convertible subordinated notes due February 2007 for proceeds, net of issuance costs, of approximately $631.0 million. The notes were general unsecured obligations of the Company. Interest on the notes was payable in arrears semiannually on each February 1 and August 1. The notes were convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a conversion price of $42.43 per share, subject to adjustment for certain events. The notes were subject to redemption at the Company’s option at a declining premium to par. During fiscal 2001, 2003 and 2006, the Company purchased $35.0 million, $100.0 million and $58.5 million, respectively, principal amount of these notes at prevailing market prices. In February 2007, the Company retired the remaining $456.5 million principal amount of these notes at maturity.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Commitments and Contingencies
Lease Commitments
The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $9.6 million and $11.9 million for the nine months ended June 29, 2007 and June 30, 2006, respectively.
At June 29, 2007, future minimum lease payments and related sublease income under operating leases were as follows (in thousands):

Fiscal Year	Lease Payments	Sublease Income	Net Obligation
Remainder of 2007	$7,485	$(2,165)	$5,320
2008	26,290	(7,167)	19,123
2009	18,814	(3,384)	15,430
2010	17,371	(3,330)	14,041
2011	14,791	(2,178)	12,613
Thereafter	64,590	(5,582)	59,008

Total	$149,341	$(23,806)	$125,535

The summary of future minimum lease payments includes an aggregate gross amount of $52.8 million of lease obligations that principally expire through fiscal 2021, which have been accrued for in connection with the Company’s reorganization and restructuring actions and previous actions taken by GlobespanVirata, Inc. prior to its merger with the Company in February 2004. See Note 7 for further information regarding restructuring actions.
At June 29, 2007, the Company is also contingently liable for approximately $3.4 million in operating lease commitments on facility leases that were assigned to Mindspeed and Skyworks at the time of their separation from the Company.
Contingencies
Under the terms of the Zarlink acquisition, the Company may be required to pay additional amounts of up to $1.5 million through December 31, 2007 and up to $1.0 million through December 31, 2008 if certain revenue targets are achieved. See Note 2 for further information regarding the Zarlink acquisition.
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
IPO Litigation – In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. A tentative settlement was reached in 2003. As contemplated by the settlement agreement, the District Court then certified a class, for settlement purposes only. The tentative settlement was abandoned in 2007, in light of a decision of the U.S. Court of Appeals for the Second Circuit vacating orders certifying similarly-defined classes in cases against the underwriters. The Company does not believe the ultimate outcome of this litigation will have a material adverse impact on its financial condition, results of operations, or cash flows.
Class Action Suits – In December 2004 and January 2005, the Company and certain of its current and former officers and directors were named as defendants in several complaints seeking monetary damages filed on behalf of all persons who purchased the Company’s common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934, as amended, by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases were consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al. (Witriol), were heard in the U.S. District Court of New Jersey by the same judge. On September 1, 2005, the defendants filed their motion to dismiss the case. On November 23, 2005, the court granted the plaintiffs’ motion to file a second amended complaint, which was filed on December 5, 2005. The defendants filed an amended motion to dismiss the case on February 6, 2006. Plaintiffs filed their opposition on April 24, 2006, and defendants’ reply was filed on June 14, 2006. On December 4, 2006, the court dismissed the second amended complaint. Two of the three claims were dismissed with prejudice, while the third claim was dismissed without prejudice. On January 10, 2007, the parties filed a stipulation and tolling agreement with the court stating that plaintiffs would not file an appeal of the ruling dismissing two claims with prejudice and the defendants agreed to give plaintiffs’ counsel until March 16, 2007 to file an amended complaint with respect to the third claim. On April 9, 2007, the Company and the named plaintiff agreed to settle the case as to all defendants for $90,000, to be paid by the Company within 30 days of the execution of a written agreement. The settlement is now complete and the case has been dismissed in its entirety.
In addition, in February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case contending that plaintiff lacked statutory standing. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006. The appellate argument was held on April 19, 2007. On July 31, 2007, the Third Circuit Court of Appeals vacated the District Court’s order dismissing Graden’s complaint and remanded the case for further proceedings. The Company believes the lawsuit is without merit and will vigorously defend the case.
Shareholder Derivative Suits – In January 2005, the Company and certain of its current and former directors and officers were named as defendants in purported shareholder derivative actions seeking monetary damages (now consolidated) in the California Superior Court for the County of Orange, alleging that the defendants breached their fiduciary duties, abused control, mismanaged the Company, wasted corporate assets and unjustly enriched themselves. A similar lawsuit was filed in the U.S. District Court of New Jersey in May 2005. On July 28, 2005, the California court approved a stay of the actions filed in California pending the outcome of the motion to dismiss in the Witriol case. The Company negotiated a similar stay agreement with the plaintiffs in the New Jersey case, which was approved by the District Court in New Jersey. Pursuant to the stay agreements, in the event that the parties in the Witriol case engaged in any negotiations, plaintiffs’ counsel in the derivative cases were to be kept

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
informed. On February 2, 2007, the District Court in New Jersey ordered a dismissal of the New Jersey case after the parties filed a stipulation to dismiss. On March 20, 2007, the California derivative suit was also voluntarily dismissed.
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
Other
Tax Matter – In the three months ended March 30, 2007, the Company received a letter from a foreign jurisdiction proposing certain tax assessments related to an acquired foreign subsidiary. The proposed assessments cover both pre- and post-acquisition periods. The Company has been contractually indemnified for any assessments related to the pre-acquisition period, and management does not believe any assessments related to the post-acquisition period will be material.
India Fringe Benefit Tax – In May 2007 the government of India enacted legislation imposing a Fringe Benefit Tax (“India FBT”) on gains generated on stock compensation earned by citizens of India. The India FBT of 33.9% is the obligation of the employer and applies to restricted stock awards, employee stock purchase plans and stock option awards. The India FBT for gains related to restricted stock awards are imposed upon vesting. For employee stock purchase plans, the India FBT is imposed on the purchase date. For employee stock options, the India FBT is assessed based upon the intrinsic value upon vesting, but is not payable until the exercise of the option. The legislation permits employers to pass the cost of the India FBT to employees. The Company accrued an estimated liability associated with the India FBT of $0.1 million as of June 29, 2007.
Environmental Remediation – The Company has been designated as a potentially responsible party and is engaged in groundwater remediation under a previously approved Consent Decree at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by the Company, which has been settled pursuant to a Consent Decree entered into with the Environmental Protection Agency in August 2006. In addition, the Company is engaged in remediation of groundwater contamination at its former Newport Beach, California wafer fabrication facility. As of June 29, 2007, the Company has an accrual of $1.2 million for the estimated remaining costs of these remediations.
Capital Investments – In connection with certain non-marketable equity investments, with carrying values totaling $6.7 million, the Company may be required to invest up to an additional $3.6 million as of June 29, 2007. These additional investments are subject to capital calls, and a decision by the Company not to participate could result in an impairment of the existing investments.

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
Stock Option Plans
The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of June 29, 2007, approximately 54.1 million shares of the Company’s common stock are available for grant under the stock option and long-term incentive plans. Stock options are generally granted with exercise prices of not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.
A summary of stock option activity is as follows (shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, September 29, 2006	103,782	$2.65
Granted	14,740	1.48
Exercised	(3,358)	1.41
Canceled	(14,045)	3.23

Outstanding, June 29, 2007	101,119	2.44

Exercisable, June 29, 2007	69,901	2.69

At June 29, 2007, of the 101.1 million stock options outstanding, approximately 81.6 million options were held by current employees and directors of the Company, and approximately 19.5 million options were held by employees of Rockwell, a former Rockwell business, or a former business of the Company (i.e., Mindspeed, Skyworks, Jazz Semiconductor) who remain employed by one of these businesses. At June 29, 2007, the options outstanding had an aggregate intrinsic value of $0.4 million and a weighted-average remaining contractual term of 4.5 years. At June 29, 2007, the options exercisable had an aggregate intrinsic value of $0.3 million and a weighted-average remaining contractual term of 3.4 years.
The weighted-average grant date fair value of options granted during the nine months ended June 29, 2007 was $0.72 per share. The total intrinsic value of options exercised during the nine months ended June 29, 2007 was $2.1 million. The total cash received from employees as a result of stock option exercises was $4.8 million for the nine months ended June 29, 2007.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
At June 29, 2007, the total unrecognized fair value compensation cost related to unvested stock options and employee stock purchase plan awards was $21.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.6 years.
Directors Stock Plan
The Company has a Directors Stock Plan (DSP) which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the DSP, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. During the nine months ended June 29, 2007, 80,000 stock options were granted under the DSP. At June 29, 2007, approximately 0.8 million shares of the Company’s common stock are available for grant under the DSP.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (ESPP) which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or on the purchase date. Under the ESPP, employees may authorize the Company to withhold up to 15% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 2,000 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally six months in duration, but may be terminated earlier under certain circumstances. During the nine months ended June 29, 2007, the Company issued approximately 1.9 million shares of common stock under the ESPP for total proceeds of $2.8 million. At June 29, 2007, approximately 21.6 million shares of the Company’s common stock are reserved for future issuance under the ESPP, of which 15.0 million shares will become available in 2.5 million share annual increases, subject to the Board of Directors selecting a lower amount.
Performance Share Plan
The Company has a Performance Share Plan under which it originally reserved 4.0 million shares for issuance. Vested performance share awards may be settled, at the Company’s election at the time of payment, in cash, shares of common stock or any combination of cash and common stock. On November 15, 2006, the Company issued shares of common stock with a fair market value of $2.29 per share to an executive in satisfaction of his fiscal 2006 performance share award granted under his employment agreement. The total fair market value of the award was $0.6 million and was paid with 149,187 shares of common stock and cash.
At June 29, 2007, approximately 2.2 million shares of the Company’s common stock are available for issuance under this plan, excluding approximately 0.9 million shares reserved for issuance under outstanding performance share awards.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Net loss	$(35,227)	$(67,090)	$(167,697)	$(101,493)

Other comprehensive income (loss):
Currency translation adjustments	887	(226)	5,391	(933)
Unrealized gains (losses) on marketable securities	7,661	(7,703)	14,405	(8,994)
Unrealized gains on foreign currency forward hedge contracts	45	82	417	82
Reclassification adjustment for realized losses on available-for-sale securities	—	18,456	—	18,456
Minimum pension liability adjustments	56	80	165	232

Other comprehensive income	8,649	10,689	20,378	8,843

Comprehensive loss	$(26,578)	$(56,401)	$(147,319)	$(92,650)

Included in unrealized gains (losses) on marketable securities for the nine months ended June 29, 2007 is a $5.8 million unrealized gain relating to the sale of Jazz Semiconductor to Acquicor Technology Inc. (now Jazz Technologies). This gain has been deferred as a result of the Company’s on-going investment in Jazz Technologies. See Note 9 for further discussion of the sale of Jazz Semiconductor.
Accumulated other comprehensive income (loss) consists of the following (in thousands):

	June 29,	September 29,
	2007	2006
Currency translation adjustments	$1,595	$(3,796)
Unrealized gains (losses) on marketable securities	12,550	(1,855)
Unrealized gains on foreign currency forward hedge contracts	597	180
Minimum pension liability adjustments	(6,460)	(6,625)

Accumulated other comprehensive income (loss)	$8,282	$(12,096)

7. Special Charges
Special charges (credits) consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Asset impairments	$3,415	$—	$158,415	$85
Restructuring charges	1,656	2,610	8,053	2,394
Litigation charges	—	30,000	—	70,000
Other special charges (credits)	—	—	1,622	(100)

	$5,071	$32,610	$168,090	$72,379

Asset Impairments
During the three months ended June 29, 2007, the Company recorded a $3.4 million asset impairment charge related to the early termination of an IP license agreement. During the nine months ended June 29, 2007, the Company recorded non-cash goodwill and intangible asset impairment charges of $135.0 million and $20.0 million,

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
respectively, related to the Company’s EWN business and a $3.4 million impairment charge for the early termination of an IP license agreement. See Note 3 for further information regarding the goodwill and intangible asset impairment charges.
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
Fiscal 2007 Restructuring Actions – During fiscal 2007, the Company announced a facility closure and workforce reductions. During the nine months ended June 29, 2007, the Company has notified approximately 150 employees of their involuntary termination, recorded $6.7 million of total charges for the cost of severance benefits for the affected employees and recorded $0.1 million associated with facility closure-related actions.
Activity and liability balances recorded as part of the Fiscal 2007 Restructuring Actions during the nine months ended June 29, 2007 were as follows (in thousands):

	Workforce	Facility
	Reductions	And Other	Total
Charged to costs and expenses	$2,027	$—	$2,027
Cash payments	(214)	—	(214)

Restructuring balance, December 29, 2006	1,813	—	1,813
Charged to costs and expenses	3,218	—	3,218
Cash payments	(1,276)	—	(1,276)

Restructuring balance, March 30, 2007	3,755	—	3,755
Charged to costs and expenses	1,435	98	1,533
Cash payments	(2,121)	(74)	(2,195)

Restructuring balance, June 29, 2007	$3,069	$24	$3,093

Fiscal 2006 Restructuring Actions – In fiscal 2006, the Company announced facility closures and workforce reductions. In total, the Company notified approximately 130 employees of their involuntary termination.
Activity and liability balances recorded as part of the Fiscal 2006 Restructuring Actions during the nine months ended June 29, 2007 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, September 29, 2006	$1,216	$392	$1,608
Charged to costs and expenses	533	5	538
Cash payments	(951)	(48)	(999)

Restructuring balance, December 29, 2006	798	349	1,147
Charged (credited) to costs and expenses	(200)	45	(155)
Cash payments	(191)	(129)	(320)

Restructuring balance, March 30, 2007	407	265	672
Charged (credited) to costs and expenses	(169)	5	(164)
Cash payments	(30)	(42)	(72)

Restructuring balance, June 29, 2007	$208	$228	$436

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
Activity and liability balances recorded as part of the Fiscal 2005 Restructuring Action during the nine months ended June 29, 2007 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, September 29, 2006	$196	$15,288	$15,484
Charged to costs and expenses	—	311	311
Cash payments	(141)	(1,190)	(1,331)

Restructuring balance, December 29, 2006	55	14,409	14,464
Charged to costs and expenses	—	430	430
Cash payments	(5)	(985)	(990)

Restructuring balance, March 30, 2007	50	13,854	13,904
Charged to costs and expenses	—	287	287
Cash payments	(7)	(725)	(732)

Restructuring balance, June 29, 2007	$43	$13,416	$13,459

Fiscal 2004 and Prior Years Restructuring Actions – The Company initiated several restructuring actions during fiscal 2004, 2003 and 2002 as a result of (i) its merger with GlobespanVirata, (ii) lower than anticipated revenue levels, (iii) the divestiture of its Newport Beach wafer fabrication operations, and (iv) the spin-off and merger of its wireless communications business with Alpha Industries, Inc. to form Skyworks. These actions included workforce reductions and facilities closures.
Activity and liability balances recorded as part of these restructuring actions during the nine months ended June 29, 2007 were as follows (in thousands):

Facility
and Other
Restructuring balance, September 29, 2006	$2,971
Charged to costs and expenses	22
Reclassification to other current liabilities and other liabilities	(2,687)
Cash payments	(296)

Restructuring balance, December 29, 2006	10
Charged to costs and expenses	6
Cash payments	(16)

Restructuring balance, March 30, 2007 and June 29, 2007	$—

As of June 29, 2007, the Company has remaining restructuring accruals of $17.0 million, of which $3.3 million relates to workforce reductions and $13.7 million relates to facility and other costs. Of the $17.0 million of restructuring accruals at June 29, 2007, $5.8 million is included in other current liabilities and $11.2 million is included in other non-current liabilities in the accompanying condensed consolidated balance sheet as of June 29, 2007. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2008 and expects to pay the obligations for the non-cancelable facility lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Litigation Charges
During the three and nine months ended June 30, 2006, the Company recorded charges totaling $30.0 million and $70.0 million, respectively, related to its litigation with Texas Instruments Incorporated (Texas Instruments). This case was settled in the third quarter of fiscal 2006 for $70.0 million.
8. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Investment and interest income	$2,110	$4,518	$11,299	$14,415
Increase (decrease) in fair value of derivative instruments	944	(35,131)	7,868	(3,800)
Impairment of equity securities	—	(18,456)	—	(18,456)
Gains on investments in equity securities	101	—	6,570	4,414
Other	501	(190)	640	307

	$3,656	$(49,259)	$26,377	$(3,120)

Other income (expense), net during the three months ended June 29, 2007 was primarily comprised of $2.1 million of investment and interest income on invested cash balances and a $0.9 million increase in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period. Other income (expense), net during the nine months ended June 29, 2007 was primarily comprised of $11.3 million of investment and interest income on invested cash balances, a $7.9 million increase in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period, and $6.6 million of gains on investments in equity securities.
Other income (expense), net during the three months ended June 30, 2006, consisted primarily of a $35.1 million decrease in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to a decrease in Mindspeed’s stock price during the period and an $18.5 million charge for the impairment of the Company’s Skyworks shares, partially offset by $4.5 million of investment and interest income on invested cash balances. Other income (expense), net for the nine months ended June 30, 2006, was primarily comprised of an $18.5 million charge for the impairment of the Company’s Skyworks shares and a $3.8 million decrease in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to a decrease in Mindspeed’s stock price during the period. These expenses were partially offset by $14.4 million of investment and interest income on invested cash balances and $4.4 million of gains on investments in equity securities.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Related Party Transactions
Jazz Technologies, Inc.
In February 2007, the Company sold its approximate 42% ownership interest in Jazz Semiconductor to Acquicor Technology Inc., which was renamed Jazz Technologies, Inc. after the transaction, and Jazz Semiconductor became a wholly-owned subsidiary of Jazz Technologies. The Company received proceeds of $98.1 million and recorded an escrow receivable of $6.8 million as a result of this transaction. Immediately prior to the closing of the sale of Jazz Semiconductor, the Company made an equity investment of $10.0 million in Acquicor Technology Inc. and acquired 1.7 million shares of Jazz Technologies common stock. The Company deferred $5.8 million of the total gain on sale of Jazz Semiconductor due to its on-going investment in Jazz Technologies. This deferred gain is included in accumulated other comprehensive income (loss) on the accompanying condensed consolidated balance sheet at June 29, 2007 and has been partially reduced by a $4.8 million unrealized holding loss related to the Jazz Technologies shares.
At June 29, 2007 and September 29, 2006, the Company had net payables to Jazz Semiconductor of $0.7 million and $7.0 million, respectively.
Wafer and Probe Services Purchases – During the three months ended June 29, 2007 and June 30, 2006, the Company purchased wafers and probe services from Jazz Semiconductor totaling $5.7 million and $11.7 million, respectively. During the nine months ended June 29, 2007 and June 30, 2006, the Company purchased wafers and probe services from Jazz Semiconductor totaling $19.7 million and $40.9 million, respectively.
Lease Agreement – The Company leases a fabrication facility and office space to Jazz Semiconductor. During each of the three months ended June 29, 2007 and June 30, 2006, the Company recorded income related to the Jazz Semiconductor lease agreement of $0.6 million. During the nine months ended June 29, 2007 and June 30, 2006, the Company recorded income related to the Jazz Semiconductor lease agreement of $1.7 million and $2.0 million, respectively.
Royalty Agreement – The Company has a royalty agreement with Jazz Semiconductor whereby Jazz Semiconductor pays the Company a royalty based on sales of products manufactured using silicon-germanium (SiGe) process technology. During the three and nine months ended June 29, 2007, the Company recorded $0.6 million and $2.2 million, respectively, of royalty income from Jazz Semiconductor related to the royalty agreement. There was no royalty income during the three and nine months ended June 30, 2006.
Services Agreements – The Company had a transition services agreement and information technology services agreement with Jazz Semiconductor to provide certain services to Jazz Semiconductor for a specified period of time subsequent to the formation of Jazz Semiconductor. During the three months ended June 30, 2006, the Company recorded income of $0.1 million related to the services agreements. During the nine months ended June 29, 2007 and June 30, 2006, the Company recorded income of $0.1 million and $0.2 million, respectively, related to the services agreements. These agreements were terminated upon completion of the sale of Jazz Semiconductor in February 2007. No further payments will be received from Jazz Semiconductor pursuant to this agreement.
Mindspeed Technologies, Inc.
As of June 29, 2007, the Company holds a warrant to purchase 30 million shares of Mindspeed common stock at an exercise price of $3.408 per share exercisable through June 2013. In addition, three members of the Company’s Board of Directors, including its Chairman, also serve on the Board of Mindspeed. At September 29, 2006, the Company had a net receivable from Mindspeed of $0.1 million. No significant amounts were due to or receivable from Mindspeed at June 29, 2007.
Lease Agreement – The Company subleases an office building to Mindspeed. Under the sublease agreement, Mindspeed pays amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. During each of the three months ended June 29, 2007 and June 30, 2006, the Company recorded income related to the Mindspeed sublease agreement of $0.6 million. During each of the nine

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
months ended June 29, 2007 and June 30, 2006, the Company recorded income related to the Mindspeed sublease agreement of $1.8 million. Additionally, Mindspeed made payments directly to the Company’s landlord totaling $1.0 million during each of the three months ended June 29, 2007 and June 30, 2006 and $3.1 million and $3.0 million during the nine months ended June 29, 2007 and June 30, 2006, respectively.
Skyworks Solutions, Inc.
As of June 29, 2007, the Company holds 6.2 million shares of Skyworks’ common stock. In addition, two members of the Company’s Board of Directors, including its Chairman, also serve on the Board of Skyworks. At June 29, 2007 and September 29, 2006, the Company had net payables to Skyworks of $0.3 million and $0.1 million, respectively. Subsequent to June 29, 2007, the Company sold 2.8 million shares of its Skyworks common stock. See Note 12 Subsequent Events.
Inventory and Assembly and Test Services Purchases – During the three months ended June 29, 2007 and June 30, 2006, the Company purchased inventory from Skyworks totaling $0.4 million and $0.8 million, respectively. During the nine months ended June 29, 2007 and June 30, 2006, the Company purchased inventory from Skyworks totaling $0.7 million and $1.5 million, respectively.
Sublease Rent Share Agreement – The Company had an agreement with Skyworks whereby the Company paid Skyworks two-thirds of the sublease income it received related to certain facilities. During the three months ended June 30, 2006, the Company made payments to Skyworks totaling $0.1 million. During the nine months ended June 29, 2007 and June 30, 2006, the Company made payments to Skyworks totaling $0.1 million and $0.5 million, respectively. The subleases covered by this agreement terminated in October 2006 and the final payment was made to Skyworks in January 2007. No further payments will be made to Skyworks pursuant to this agreement.
10. Geographic Information
Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
United States	$8,919	$25,872	$51,469	$57,974
Other Americas	8,095	6,474	28,906	17,431

Total Americas	17,014	32,346	80,375	75,405

China	102,725	127,572	337,380	363,503
South Korea	14,972	20,593	53,859	76,265
Taiwan	9,489	13,834	33,578	51,633
Other Asia-Pacific	22,343	34,628	80,043	105,322

Total Asia-Pacific	149,529	196,627	504,860	596,723

Europe, Middle East and Africa	13,006	22,662	39,713	52,796

	$179,549	$251,635	$624,948	$724,924

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. In the three months ended June 30, 2006 and the nine months ended June 29, 2007, one distribution customer accounted for 10% of net revenues. No customers accounted for 10% or more of net revenues for the three months ended June 29, 2007 and the nine months ended June 30, 2006. Sales to the Company’s twenty largest customers represented approximately 65% and 68% of net revenues for the three months ended June 29, 2007 and June 30, 2006, respectively, and 69% and 66% of net revenues for the nine months ended June 29, 2007 and June 30, 2006, respectively.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	June 29,	September 29,
	2007	2006
United States	$96,058	$90,095
India	16,683	10,826
Other Asia-Pacific	9,410	7,117
Europe, Middle East and Africa	1,918	2,201

	$124,069	$110,239

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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s condensed consolidating balance sheets as of June 29, 2007 and September 29, 2006 (in thousands):

	June 29, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$124,809	$—	$33,353	$—	$158,162
Marketable securities	65,969	—	—	—	65,969
Restricted cash	—	—	8,800	—	8,800
Receivables	(10,441)	—	105,562	—	95,121
Inventories	63,318	—	—	—	63,318
Other current assets	15,531	2	6,661	—	22,194

Total current assets	259,186	2	154,376	—	413,564

Property and equipment, net	43,800	—	26,284	—	70,084
Goodwill	68,079	481,659	30,956	—	580,694
Intangible assets, net	6,443	32,378	2,302	—	41,123
Other assets	90,649	—	1,945	—	92,594
Investments in subsidiaries	682,388	4,839	—	(687,227)	—

Total assets	$1,150,545	$518,878	$215,863	$(687,227)	$1,198,059

Current liabilities:
Current portion of long-term debt	$43,900	$—	$—	$—	$43,900
Short-term debt	—	—	80,000	—	80,000
Accounts payable	65,324	—	3,326	—	68,650
Accrued compensation and benefits	20,927	—	7,745	—	28,672
Intercompany payable (receivable)	63,383	(153,892)	90,509	—	—
Other current liabilities	41,714	(148)	2,457	—	44,023

Total current liabilities	235,248	(154,040)	184,037	—	265,245

Long-term debt	481,100	—	—	—	481,100
Other liabilities	65,220	—	1,448	—	66,668

Total liabilities	781,568	(154,040)	185,485	—	813,013

Shareholders’ equity	368,977	672,918	30,378	(687,227)	385,046

Total liabilities and equity	$1,150,545	$518,878	$215,863	$(687,227)	$1,198,059

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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s condensed consolidating statements of operations for the three months ended June 29, 2007 and June 30, 2006 (in thousands):

	Three Months Ended June 29, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$148,412	$6,271	$31,137	$(6,271)	$179,549
Cost of goods sold	80,097	—	27,677	(6,271)	101,503

Gross margin	68,315	6,271	3,460	—	78,046

Operating expenses:
Research and development	68,407	—	483	—	68,890
Selling, general and administrative	23,113	—	3,121	—	26,234
Amortization of intangible assets	718	3,861	244	—	4,823
Special charges	5,071	—	—	—	5,071

Total operating expenses	97,309	3,861	3,848	—	105,018

Operating income (loss)	(28,994)	2,410	(388)	—	(26,972)
Equity in income (loss) of subsidiaries	5,759	643	—	(6,402)	—
Interest expense	(9,701)	—	(1,648)	—	(11,349)
Other income (expense), net	(1,963)	—	5,619	—	3,656

Income (loss) before income taxes and gain on equity method investments	(34,899)	3,053	3,583	(6,402)	(34,665)
Provision for income taxes	507	—	234	—	741

Income (loss) before gain on equity method investments	(35,406)	3,053	3,349	(6,402)	(35,406)
Gain on equity method investments	179	—	—	—	179

Net income (loss)	$(35,227)	$3,053	$3,349	$(6,402)	$(35,227)

	Three Months Ended June 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$134,787	$81,158	$44,697	$(9,007)	$251,635
Cost of goods sold	34,026	72,121	40,458	(9,007)	137,598
Gain on cancellation of supply agreement	(17,500)	—	—	—	(17,500)

Gross margin	118,261	9,037	4,239	—	131,537

Operating expenses:
Research and development	69,325	2	769	—	70,096
Selling, general and administrative	25,554	(1,897)	3,380	—	27,037
Amortization of intangible assets	676	6,556	288	—	7,520
Special charges	2,610	30,000	—	—	32,610

Total operating expenses	98,165	34,661	4,437	—	137,263

Operating income (loss)	20,096	(25,624)	(198)	—	(5,726)

Equity in income (loss) of subsidiaries	(23,743)	392	—	23,351	—
Interest expense	(7,986)	(841)	(1,599)	—	(10,426)
Other income (expense), net	(54,203)	—	4,944	—	(49,259)

Income (loss) before income taxes and loss on equity method investments	(65,836)	(26,073)	3,147	23,351	(65,411)
Provision for income taxes	606	—	425	—	1,031

Income (loss) before loss on equity method investments	(66,442)	(26,073)	2,722	23,351	(66,442)
Loss on equity method investments	(648)	—	—	—	(648)

Net income (loss)	$(67,090)	$(26,073)	$2,722	$23,351	$(67,090)

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s condensed consolidating statements of operations for the nine months ended June 29, 2007 and June 30, 2006 (in thousands):

	Nine Months Ended June 29, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$528,234	$19,374	$96,714	$(19,374)	$624,948
Cost of goods sold	277,924	—	89,014	(19,374)	347,564

Gross margin	250,310	19,374	7,700	—	277,384

Operating expenses:
Research and development	208,106	—	1,579	—	209,685
Selling, general and administrative	70,656	—	9,857	—	80,513
Amortization of intangible assets	2,199	14,373	743	—	17,315
Special charges	13,090	155,000	—	—	168,090

Total operating expenses	294,051	169,373	12,179	—	475,603

Operating loss	(43,741)	(149,999)	(4,479)	—	(198,219)

Equity in income (loss) of subsidiaries	(143,111)	1,850	—	141,261	—
Interest expense	(32,634)	—	(4,971)	—	(37,605)
Other income, net	9,880	—	16,497	—	26,377

Income (loss) before income taxes and gain on equity method investments	(209,606)	(148,149)	7,047	141,261	(209,447)
Provision for income taxes	2,285	—	159	—	2,444

Income (loss) before gain on equity method investments	(211,891)	(148,149)	6,888	141,261	(211,891)
Gain on equity method investments	44,194	—	—	—	44,194

Net income (loss)	$(167,697)	$(148,149)	$6,888	$141,261	$(167,697)

	Nine Months Ended June 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$397,078	$267,905	$109,639	$(49,698)	$724,924
Cost of goods sold	116,639	219,310	100,406	(27,431)	408,924
Gain on cancellation of supply agreement	(17,500)	—	—	—	(17,500)

Gross margin	297,939	48,595	9,233	(22,267)	333,500

Operating expenses:
Research and development	197,663	18,991	2,371	(19,739)	199,286
Selling, general and administrative	81,505	13,424	9,557	(2,528)	101,958
Amortization of intangible assets	2,026	20,294	865	—	23,185
Special charges	2,379	70,000	—	—	72,379

Total operating expenses	283,573	122,709	12,793	(22,267)	396,808

Operating income (loss)	14,366	(74,114)	(3,560)	—	(63,308)

Equity in income (loss) of subsidiaries	(72,186)	1,277	—	70,909	—
Interest expense	(21,582)	(4,254)	(3,444)	—	(29,280)
Other income (expense), net	(16,958)	—	13,838	—	(3,120)

Income (loss) before income taxes and loss on equity method investments	(96,360)	(77,091)	6,834	70,909	(95,708)
Provision for income taxes	1,830	—	652	—	2,482

Income (loss) before loss on equity method investments	(98,190)	(77,091)	6,182	70,909	(98,190)
Loss on equity method investments	(3,303)	—	—	—	(3,303)

Net income (loss)	$(101,493)	$(77,091)	$6,182	$70,909	$(101,493)

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s condensed consolidating statements of cash flows for the nine months ended June 29, 2007 and June 30, 2006 (in thousands):

	Nine Months Ended June 29, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(13,085)	$—	$15,578	$(20,441)	$(17,948)

Cash flows from investing activities:
Proceeds from equity securities and other assets	105,923	—	—	—	105,923
Proceeds from sales and maturities of marketable securities	84,819	—	—	—	84,819
Purchases of marketable securities	(26,462)	—	—	—	(26,462)
Purchases of property and equipment	(12,319)	—	(10,814)	—	(23,133)
Payments for acquisitions	(5,029)	—	—	—	(5,029)
Purchases of equity securities	(600)	—	—	—	(600)
Purchases of accounts receivable	—	—	(473,774)	473,774	—
Collections of accounts receivable	—	—	469,028	(469,028)	—

Net cash provided by (used in) investing activities	146,332	—	(15,560)	4,746	135,518

Cash flows from financing activities:
Proceeds from short-term debt, net	—	—	(1,198)	—	(1,198)
Proceeds from long-term debt, net	265,012	—	—	—	265,012
Repurchases and retirements of long-term debt	(456,500)	—	—	—	(456,500)
Proceeds from issuance of common stock	7,627	—	—	—	7,627
Repayment of shareholder notes	25	—	—	—	25
Dividends paid	—	—	(15,695)	15,695	—

Net cash used in financing activities	(183,836)	—	(16,893)	15,695	(185,034)

Net decrease in cash and cash equivalents	(50,589)	—	(16,875)	—	(67,464)
Cash and cash equivalents at beginning of period	175,398	—	50,228	—	225,626

Cash and cash equivalents at end of period	$124,809	$—	$33,353	$—	$158,162

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended June 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$9,994	$—	$8,400	$(72,657)	$(54,263)

Cash flows from investing activities:
Proceeds from equity securities and other assets	5,200	—	—	—	5,200
Proceeds from sales and maturities of marketable securities	89,862	—	—	—	89,862
Purchases of marketable securities	(62,796)	—	—	—	(62,796)
Purchases of property and equipment	(13,222)	—	(10,278)	—	(23,500)
Payments for acquisitions	(6,900)	—	—	—	(6,900)
Purchases of equity securities	(705)	—	—	—	(705)
Restricted cash	—	—	(8,800)	—	(8,800)
Purchases of accounts receivable	—	—	(416,368)	416,368	—
Collections of accounts receivable	—	—	343,711	(343,711)	—

Net cash provided by (used in) investing activities	11,439	—	(91,735)	72,657	(7,639)

Cash flows from financing activities:
Proceeds from short-term debt, net	—	—	78,459	—	78,459
Proceeds from long-term debt, net	243,609	—	—	—	243,609
Repurchases and retirements of long-term debt	(254,684)	—	—	—	(254,684)
Proceeds from issuance of common stock	17,112	—	—	—	17,112
Repayment of shareholder notes	163	—	—	—	163

Net cash provided by financing activities	6,200	—	78,459	—	84,659

Net increase (decrease) in cash and cash equivalents	27,633	—	(4,876)	—	22,757
Cash and cash equivalents at beginning of period	170,793	—	31,911	—	202,704

Cash and cash equivalents at end of period	$198,426	$—	$27,035	$—	$225,461

12. Subsequent Events
On July 9, 2007, under the terms of the employment agreement with the Company’s new President and Chief Executive Officer, the Company granted 1,500,000 shares of restricted stock with a three year vesting period (833,333 on the first anniversary of the grant date and 333,333 on the second and third anniversaries), 3,000,000 stock options with an exercise price of $1.53 and a three year vesting period and 1,000,000 stock performance awards the vesting of which is dependent upon satisfying performance measures through July 2012. The performance restricted stock units will vest at a rate of one-third if the Company’s common stock sustains an average closing price of $3.00 over a 60 calendar day period, one-third if the Company’s common stock sustains an average closing price of $4.50 over a 60 calendar day period and one-third if the Company’s common stock sustains an average closing price of $6.00 over a 60 calendar day period. Any unvested portion of the performance restricted stock units will be forfeited five years after grant. In the event of a change of control of the Company (as defined in the employment agreement), the stock options and non-performance based restricted stock units described above that are not vested will vest and, if not already vested, one-third of the performance restricted stock units described above will vest if the closing price of the Company’s common stock is at or above the vesting thresholds outlined above.
From July 24, 2007 to August 3, 2007, the Company sold 2.8 million shares of its Skyworks common stock at an average price of $8.20 per share, for net proceeds of $22.6 million. The sales will result in a recognized gain of $7.4 million in the fourth quarter of fiscal 2007.
On August 2, 2007, the Company received $7.3 million as settlement for escrow amounts related to the sale of Jazz Technologies in February 2007. The settlement will result in recognizing an additional gain on the sale of Jazz Technologies of approximately $400,000 in the fourth quarter of 2007.

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
We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 33% of our net revenues in the nine months ended June 29, 2007, compared to 35% of our net revenues in the nine months ended June 30, 2006. One distribution customer accounted for 10% of net revenues for the three months ended June 30, 2006 and the nine months ended June 29, 2007. No customers accounted for 10% or more of net revenues for the three months ended June 29, 2007 and the nine months ended June 30, 2006. Our top 20 customers accounted for approximately 65% and 68% of net revenues for the three months ended June 29, 2007 and June 30, 2006, respectively, and 69% and 66% of net revenues for the nine months ended June 29, 2007 and June 30, 2006, respectively. Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe (including the Middle East and Africa) were 13%, 81% and 6%, respectively, of our net revenues for the nine months ended June 29, 2007 and were 11%, 82% and 7%, respectively, of our net revenues for the nine months ended June 30, 2006. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
Business Enterprise Segments
We operate in one reportable segment, broadband communications. Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in consolidated financial statements. Although we had four operating segments at June 29, 2007, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable segment, broadband communications.
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
Results of Operations
Net Revenues

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2007	2006	2007	2006
Net revenues	$179,549	$251,635	$624,948	$724,924
We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the purchased products are sold by the distributors to third parties. At June 29, 2007 and September 29, 2006, deferred revenue related to sales to these distributors was $6.9 million and $6.7 million, respectively. Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. At June 29, 2007 and September 29, 2006, deferred revenue related to shipments of products for which we have on-going performance obligations was $3.0 million and $6.6 million, respectively. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.
Our net revenues decreased 29% during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. This decrease was driven by a 22% decrease in average selling prices (ASPs) and an 8% decrease in unit volume shipments. In the third quarter of fiscal 2007, we experienced revenue decreases in a majority of our product lines. Additionally, a program in the cable set-top box product line of our Broadband Media Processing business was terminated in the second quarter of fiscal 2007. The program that these cable set-top box products were related to ended as a result of regulatory requirements.
Our net revenues decreased 14% during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. This decrease was primarily driven by an 11% decrease in ASPs and, to a lesser extent, a 3% decrease in unit volume shipments. In the first nine months of fiscal 2007, we experienced revenue decreases in a majority of our product lines, with the exception of our Broadband Media Processing products which experienced a $47.6 million increase in net revenues resulting from a cable set-top box program and a full system solution satellite set-top box product ramping into production in the latter part of calendar 2006.
In the fourth quarter of fiscal 2007, we expect net revenues to approximate the level reported in the third quarter of fiscal 2007.

Gross Margin

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2007	2006	2007	2006
Gross margin	$78,046	$131,537	$277,384	$333,500
Percent of net revenues	43%	52%	44%	46%
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
Our gross margin percentage for the third quarters of fiscal 2007 and 2006 was 43% and 52%, respectively, and for the first nine months of fiscal 2007 and 2006 was 44% and 46%, respectively. During the third quarter of fiscal 2006, we recorded a $17.5 million gain related to the cancellation of a wafer supply and services agreement with Jazz Semiconductor, which was recorded as a reduction of cost of sales. Excluding this gain in the third quarter of fiscal 2006, the impact of changes to our inventory reserves and the impact of changes to revenue reserves that we maintain to estimate customer pricing adjustments in the third quarter and first nine months of fiscal 2007 and 2006, our gross margin percentage would have been 44% for the third quarter of fiscal 2006 and 43% for the first nine months of fiscal 2006. Our gross margin percentage was unaffected by these changes for the third quarter and first nine months of fiscal 2007. Excluding the gain in the third quarter of fiscal 2006 and the changes to our inventory reserves mentioned above, the gross margin percentage in the third quarter and first nine months of fiscal 2007 and fiscal 2006 remained relatively stable because manufacturing cost reductions offset the 22% and 11% reductions in ASPs for the third quarter and first nine months of fiscal 2007, respectively.
We assess the recoverability of our inventories on a quarterly basis through a review of inventory levels in relation to foreseeable demand, generally over the following twelve months. Foreseeable demand is based upon available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During the three months ended June 29, 2007 and June 30, 2006, we recorded $2.1 million and $4.9 million, respectively, in inventory charges for excess and obsolete (E&O) inventory. During the nine months ended June 29, 2007 and June 30, 2006, we recorded $5.9 million and $12.1 million, respectively, in inventory charges for E&O inventory. Activity in our E&O inventory reserves for the three and nine months ended June 29, 2007 and June 30, 2006 was as follows:

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2007	2006	2007	2006
E&O reserves, beginning of period	$26,631	$39,793	$36,632	$44,833
Additions	2,112	4,949	5,873	12,123
Release upon sales of product	(2,739)	(2,175)	(8,871)	(8,826)
Scrap	(4,332)	(2,503)	(10,350)	(5,345)
Standards adjustments and other	564	(1,168)	(1,048)	(3,889)

E&O reserves, end of period	$22,236	$38,896	$22,236	$38,896

We review our E&O inventory balances at the product line level on a quarterly basis. We plan to scrap approximately 20% of the E&O inventory balances which existed as of June 29, 2007, and regularly evaluate the disposition of all E&O inventory products. It is possible that some of these reserved products will be sold which will benefit our gross margin in the period sold. During the three months ended June 29, 2007 and June 30, 2006, we sold $2.7 million and $2.2 million, respectively, of reserved products, and during the nine months ended June 29, 2007 and June 30, 2006, we sold $8.9 million and $8.8 million, respectively, of reserved products.
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
On a quarterly basis, we also assess the net realizable value of our inventories. When the estimated ASP, plus costs to sell our inventory, falls below our inventory cost, we adjust our inventory to its current estimated market value. During the three months ended June 30, 2006, we recorded $0.3 million of inventory charges to reduce certain products to their estimated market value. During the nine months ended June 29, 2007 and June 30, 2006, we recorded $0.5 million and $3.6 million, respectively, of inventory charges to reduce certain products to their estimated market value. There were no inventory charges recorded during the three months ended June 29, 2007. Increases to the lower of cost or market (LCM) inventory reserves may be required based upon actual ASPs and changes to our current estimates, which would impact our gross margin percentage in future periods. Activity in our LCM inventory reserves for the three and nine months ended June 29, 2007 and June 30, 2006 was as follows:

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2007	2006	2007	2006
LCM reserves, beginning of period	$653	$6,228	$1,761	$6,739
Additions	—	288	467	3,609
Release upon sales of product	(320)	(1,526)	(1,672)	(5,312)
Standards adjustments and other	—	—	(223)	(46)

LCM reserves, end of period	$333	$4,990	$333	$4,990

Research and Development

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2007	2006	2007	2006
Research and development	$68,890	$70,096	$209,685	$199,286
Percent of net revenues	38%	28%	34%	27%
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
R&D expense decreased $1.2 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 primarily due to a $3.5 million decrease in stock-based compensation expense, partially offset by a $0.9 million increase in depreciation expense due to our expansion in the Asia Pacific region and $0.9 million of credits related to property tax settlements that were recorded in the third quarter of fiscal 2006. The decrease in stock-based compensation expense was primarily due to declines in the expense related to the options assumed in the merger with GlobspanVirata, Inc. as the options become fully vested and declines in the expense related to the options granted in June 2005, which vest over three years and are being amortized to expense using the accelerated method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The options granted in June 2005 were issued pursuant to an offer made to employees in November 2004 to exchange certain outstanding stock options.
R&D expense increased $10.4 million during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 primarily due to increased product development costs, a $2.9 million increase in depreciation expense due to our expansion in the Asia Pacific region, and $4.3 million of credits related to property tax settlements that were recorded in the first nine months of fiscal 2006. These increases were partially offset by a $9.6 million decrease in stock-based compensation expense.
Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2007	2006	2007	2006
Selling, general and administrative	$26,234	$27,037	$80,513	$101,958
Percent of net revenues	15%	11%	13%	14%
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
SG&A expense decreased $0.8 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. This decrease is primarily attributable to a $2.6 million decrease in payroll expense as a result of our restructuring efforts and a $1.6 million decrease in stock-based compensation expense. These decreases were partially offset by a $2.2 million increase in legal expense mainly due to a $1.9 million net credit recorded in the third quarter of fiscal 2006 that resulted when we settled our litigation with Texas Instruments in the third quarter of fiscal 2006 and $0.9 million of credits related to property tax settlements that were recorded in the third quarter of fiscal 2006. The decrease in stock-based compensation expense was primarily due to declines in the expense related to the options assumed in the merger with GlobspanVirata, Inc. as the options become fully vested, and declines in the expense related to the options granted in June 2005, which vest over three years and are being amortized to expense using the accelerated method described in FASB Interpretation No. 28. The options granted in June 2005 were issued pursuant to an offer made to employees in November 2004 to exchange certain outstanding stock options.
SG&A expense decreased $21.4 million during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. This decrease is primarily attributable to a $13.3 million decrease in stock-based compensation expense, a $10.5 million decrease in legal expense primarily due to the settlement of our litigation with Texas Instruments in the third quarter of fiscal 2006 and a $4.5 million decrease in payroll expense as a result of our restructuring efforts. These decreases were partially offset by $4.0 million of credits related to property tax settlements that were recorded in the first nine months of fiscal 2006.
Amortization of Intangible Assets

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2007	2006	2007	2006
Amortization of intangible assets	$4,823	$7,520	$17,315	$23,185
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average period of approximately six years.

Amortization expense decreased $2.7 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 and decreased $5.9 million during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. These decreases were due to the $20.0 million impairment charge and write-down of certain intangible assets in the second quarter of fiscal 2007, the modification of the useful lives of some of the intangible assets acquired in the merger with GlobespanVirata, Inc. and some intangible assets becoming fully amortized during fiscal 2006.
Special Charges

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2007	2006	2007	2006
Asset impairments	$3,415	$—	$158,415	$85
Restructuring charges	1,656	2,610	8,053	2,394
Litigation charges	—	30,000	—	70,000
Other special charges (credits)	—	—	1,622	(100)

	$5,071	$32,610	$168,090	$72,379

Special charges for the third quarter of fiscal 2007 consist of a $3.4 million impairment charge for the early termination of an IP license agreement and $1.7 million of restructuring charges. Special charges for the first nine months of fiscal 2007 consist of $158.4 million of impairment charges, including a $135.0 million impairment charge related to goodwill, a $20.0 million impairment charge for intangible assets and a $3.4 million impairment charge for the early termination of an IP license agreement. The goodwill and intangible asset impairment charges resulted from a reduced revenue forecast for wireless products targeted at the embedded cellular handset market. Special charges for the first nine months of fiscal 2007 also included restructuring charges of $8.1 million and other special charges of $1.6 million. The restructuring charges for the third quarter and the first nine months of fiscal 2007 were primarily comprised of employee severance and termination benefit costs related to our fiscal 2007 restructuring actions and, to a lesser extent, facilities related charges mainly resulting from the accretion of rent expense related to our fiscal 2005 restructuring action.
Special charges for the third quarter of fiscal 2006 consisted of a $30.0 million charge related to our litigation with Texas Instruments, which was settled in the third quarter of fiscal 2006 for $70.0 million and $2.6 million of restructuring charges mainly related to our fiscal 2006 restructuring action. Special charges for the first nine months of fiscal 2006 consisted of a $70.0 million charge related to our litigation with Texas Instruments and $2.4 million of restructuring charges. The restructuring charges were comprised of $3.4 million for employee severance and other termination benefit costs, $0.4 million of facilities closure costs related to our fiscal 2006 restructuring action and $1.0 million of facilities related charges resulting from the accretion of rent expense related to our fiscal 2005 restructuring action, partially offset by a $2.5 million net reduction of the accrual relating to our fiscal 2005 restructuring action due to a revised estimate of the remaining employee severance and termination benefit costs to be paid.
Interest Expense

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2007	2006	2007	2006
Interest expense	$11,349	$10,426	$37,605	$29,280
Interest expense increased $0.9 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 and $8.3 million during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. These increases are attributable to the issuance of $275.0 million aggregate principal amount of floating rate senior secured notes in November 2006, the issuance of $250.0 million aggregate principal amount of 4.00% convertible subordinated notes in March 2006 and May 2006 and the $80.0 million short-term credit facility we established in November 2005. The increases in interest expense resulting from these debt issuances were substantially offset by the retirement of $456.5 million aggregate principal amount of 4.00% convertible subordinated notes due February 2007 and the retirement of $130.0 million aggregate principal amount of 5.25% convertible subordinated notes and the $66.8 million aggregate principal amount of 4.25% convertible subordinated notes due May 2006. The average interest rate that we pay on our outstanding debt has increased during the third quarter and first nine months of fiscal 2007 compared with the same periods in fiscal 2006, and due to the timing of these issuances and retirements, our average debt balances during the first nine months of fiscal 2007 were higher than the first nine months of fiscal 2006.
Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2007	2006	2007	2006
Investment and interest income	$2,110	$4,518	$11,299	$14,415
Increase (decrease) in fair value of derivative instruments	944	(35,131)	7,868	(3,800)
Impairment of equity securities	—	(18,456)	—	(18,456)
Gains on investments in equity securities	101	—	6,570	4,414
Other	501	(190)	640	307

	$3,656	$(49,259)	$26,377	$(3,120)

Other income (expense), net during the third quarter of fiscal 2007 was primarily comprised of $2.1 million of investment and interest income on invested cash balances and a $0.9 million increase in the fair value of our warrant to purchase 30 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period. Other income (expense), net during the first nine months of fiscal 2007 was primarily comprised of $11.3 million of investment and interest income on invested cash balances, a $7.9 million increase in the fair value of the Mindspeed warrant, and $6.6 million of gains on investments in equity securities.
Other income (expense), net for the third quarter of fiscal 2006 was primarily comprised of a $35.1 million decrease in the fair value of our warrant to purchase 30 million shares of Mindspeed common stock mainly due to a decrease in Mindspeed’s stock price during the period, and an $18.5 million charge for the impairment of our Skyworks shares, partially offset by $4.5 million of investment and interest income on invested cash balances. Other income (expense), net for the first nine months of fiscal 2006 was primarily comprised of an $18.5 million charge for the impairment of our Skyworks shares and a $3.8 million decrease in the fair value of the Mindspeed warrant, partially offset by $14.4 million of investment and interest income on invested cash balances and $4.4 million of gains on sales of equity securities.
Provision for Income Taxes
We recorded income tax expense of $0.7 million and $1.0 million in the third quarters of fiscal 2007 and 2006, respectively, and $2.4 million and $2.5 million for the first nine months of fiscal 2007 and 2006, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. Federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
As of June 29, 2007, we had approximately $1.3 billion of net deferred income tax assets, which are primarily related to U.S. Federal income tax net operating loss (NOL) carryforwards and capitalized R&D expenses and which can be used to offset taxable income in subsequent years. Approximately $753.0 million of the NOL carryforwards were acquired in business combinations, and if we receive a tax benefit from their utilization, the benefit will be recorded as a reduction to goodwill. The deferred tax assets acquired in the merger with GlobespanVirata are subject to limitations imposed by section 382 of the Internal Revenue Code. Such limitations are not expected to impair our ability to utilize these deferred tax assets. As of June 29, 2007, we have a valuation allowance recorded against the majority of our deferred tax assets, resulting in net deferred tax assets of $0.7 million. We do not expect to recognize any domestic income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized.
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
Gain (Loss) on Equity Method Investments

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2007	2006	2007	2006
Gain (loss) on equity method Investments	$179	$(648)	$44,194	$(3,303)
Gain (loss) on equity method investments includes our share of the earnings or losses of the investments that are recorded under the equity method of accounting, as well as the gains and losses recognized on the sale of our equity method investments. During the nine months ended June 29, 2007, we recorded a $43.5 million gain on the sale of one of our equity method investments, Jazz Semiconductor, to Acquicor Technology Inc. (now Jazz Technologies, Inc.). We have also recorded a deferred gain of $5.8 million as a result of our on-going investment in Jazz Technologies.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Total cash, cash equivalents and marketable securities were as follows:

	June 29,	September 29,
(in thousands)	2007	2006
Cash and cash equivalents	$158,162	$225,626
Marketable debt securities	15,361	83,620

Subtotal	173,523	309,246

Marketable equity securities — Skyworks Solutions, Inc. (6.2 million shares at June 29, 2007 and September 29, 2006)	45,444	32,089
Marketable equity securities — Jazz Technologies, Inc. (1.7 million shares at June 29, 2007)	5,164	—

Subtotal	50,608	32,089

Total cash, cash equivalents and marketable securities	$224,131	$341,335

Our cash, cash equivalents and marketable securities decreased $117.2 million between September 29, 2006 and June 29, 2007. The decrease was primarily due to the retirement of the remaining $456.5 million principal amount of our 4.00% convertible subordinated notes at maturity in February 2007, capital expenditures of $23.1 million, and cash used in operating activities of $17.9 million, which were partially offset by net proceeds of $265.0 million received upon issuance of our floating rate senior secured notes in November 2006 and $98.1 million of proceeds received for the sale of our investment in Jazz Semiconductor in February 2007.
At June 29, 2007, our cash, cash equivalents and marketable securities include 6.2 million shares of Skyworks common stock valued at $45.4 million and 1.7 million shares of Jazz Technologies common stock valued at $5.2 million. For these securities, there is risk associated with the overall state of the stock market, having available buyers for the shares we may want to sell, and ultimately being able to liquidate the securities at a favorable price in a short period of time. There can be no assurance that the carrying value of these securities will ultimately be realized. From July 24, 2007 to August 3, 2007, we sold 2.8 million shares of our Skyworks common stock at an average price of $8.20 per share, for net proceeds of $22.6 million.

We also have other assets, including real estate in Newport Beach, California and a warrant to purchase 30 million shares of Mindspeed common stock. The value of the Mindspeed warrant of $24.3 million is reflected as a long-term asset on our condensed consolidated balance sheet as of June 29, 2007. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value. Further, there is no assurance that the equity markets would allow us to liquidate a substantial portion of this warrant within a short time period without significantly impacting the market value of Mindspeed’s common stock and the warrant.
At June 29, 2007, we had a total of $250.0 million aggregate principal amount of convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
At June 29, 2007, we also had a total of $275.0 million aggregate principal amount of floating rate senior secured notes outstanding. These notes are due in November 2010, but we are required to offer to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our investment in Jazz Semiconductor in February 2007 and the sale of two other equity investments in January 2007 qualify as asset dispositions requiring us to make offers to repurchase a portion of the notes no later than 361 days following the respective asset dispositions. Based on the proceeds received from these asset dispositions and our estimates of cash investments in assets (other than current assets) related to our business to be made within 360 days following the asset dispositions, we estimate that we will be required to make offers to repurchase approximately $43.9 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest, in the second quarter of fiscal 2008.
We also have an $80.0 million credit facility with a bank, under which we had borrowed $80.0 million as of June 29, 2007. The term of this credit facility has been extended through November 28, 2007, and the facility remains subject to additional 364-day extensions at the discretion of the bank.
We believe that our existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.
Cash flows were as follows:

	Nine Months Ended
	June 29,	June 30,
(in thousands)	2007	2006
Net cash used in operating activities	$(17,948)	$(54,263)
Net cash provided by (used in) investing activities	135,518	(7,639)
Net cash (used in) provided by financing activities	(185,034)	84,659

Net (decrease) increase in cash and cash equivalents	$(67,464)	$22,757

Cash used in operating activities was $17.9 million and $54.3 million for the first nine months of fiscal 2007 and 2006, respectively. During the first nine months of fiscal 2007, we used $24.3 million of cash from operations and made payments totaling $17.0 million for restructuring related items. These cash outflows were partially offset by $23.4 million of net favorable changes in our working capital (accounts receivable, inventories and accounts payable). The favorable changes in working capital were driven by (i) improved days sales outstanding (DSO) primarily the result of increased cash collections, from 46 days in the nine month period ended September 29, 2006 to 42 days in the first nine months of fiscal 2007 and (ii) improved inventory turns from 5.6 turns in the nine month period ended September 29, 2006 to 7.3 turns in the first nine months of fiscal 2007. These favorable changes in working capital were partly offset by a decrease in accounts payable due to the timing of payments.
In the first nine months of fiscal 2006, we generated $57.3 million of cash from operations, which was more than offset by $23.3 million of net unfavorable changes in our working capital (accounts receivable, inventories and accounts payable), a $70.0 million payment related to the settlement of our litigation with Texas Instruments, and $18.3 million of payments for restructuring related items. The net unfavorable working capital change was mainly driven by an increase in DSO from 41 days in days in the nine month period ended September 30, 2005, to 64 days in the nine month period ended June 30, 2006. This DSO increase was a result of (i) the timing of shipments in the third quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 as a result of supply availability in the third quarter of fiscal 2006 and (ii) higher levels of aged receivables at June 30, 2006 as compared to September 30, 2005. The unfavorable change in working capital due to the increase in DSO was partially offset by a reduction in our inventory balance, as inventory turns increased from 5.0 turns in the nine month period ended September 30, 2005 to 6.5 turns in the nine month period ended June 30, 2006.
Cash provided by investing activities was $135.5 million in the first nine months of fiscal 2007 compared to cash used in investing activities of $7.6 million in first nine months of fiscal 2006. Cash provided by investing activities in the first nine months of fiscal 2007 was attributable to $98.1 million from the sale of our investment in Jazz Semiconductor, and $58.4 million of net proceeds from sales and maturities of marketable securities, offset by the $10.0 million purchase of Jazz Technologies shares, capital expenditures of $23.1 million, primarily due to our expansion efforts in India and China and a $5.0 million payment for the acquisition of the assets of Zarlink Semiconductor Inc.’s packet switching business.
Cash used in investing activities in the first nine months of fiscal 2006 was attributable to capital expenditures of $23.5 million primarily due to our expansion efforts in India and China, $8.8 million of restricted cash as required under our short-term credit facility, and $6.9 million of earnout payments related to previous business combinations, partially offset by $27.1 million of net proceeds from sales and maturities of marketable securities and $5.2 million of net proceeds from equity securities.
Cash used in financing activities was $185.0 million in the first nine months of fiscal 2007 compared to cash provided by financing activities of $84.7 million in the first nine months of fiscal 2006. Cash used in financing activities in the first nine months of fiscal 2007 primarily consisted of the retirement of $456.5 million of our convertible subordinated notes due February 2007, partially offset by net proceeds of $265.0 million from the issuance of floating rate senior secured notes due November 2010 and $7.6 million of proceeds from the issuance of common stock under our stock-based employee benefit plans.
Cash provided by financing activities in the first nine months of fiscal 2006 consisted of net proceeds of $243.6 million from the issuance of convertible subordinated notes due March 2026, $78.5 million of net proceeds from our short-term credit facility and $17.1 million of proceeds from the issuance of common stock under our stock-based employee benefit plans, partially offset by the retirement of $196.8 million of our convertible subordinated notes due May 2006 and $57.9 million of repurchases and retirements of a portion of our convertible subordinated notes due February 2007.
Contractual obligations at June 29, 2007 were as follows:

	Payments due by period
		Less than 1			More than 5
(in thousands)	Total	year	1-3 years	3-5 years	years
Long-term debt	$525,000	$43,900	$—	$481,100	$—
Short-term debt	80,000	80,000	—	—	—
Interest on debt	118,671	36,038	62,106	20,527	—
Operating leases	149,341	27,203	38,414	23,978	59,746
Capital leases	190	190	—	—	—
Assigned leases	3,354	842	1,282	1,230	—
Purchase commitments	65,015	43,482	20,803	730	—
Capital commitments	3,611	3,611	—	—	—

	$945,182	$235,266	$122,605	$527,565	$59,746

As discussed above, the holders of the $250.0 million convertible subordinated notes due March 2026 could require us to repurchase all or part of their notes as early as March 1, 2011. As a result, the convertible subordinated notes are presented as being due in 3-5 years in the table above. Also as discussed above, we are required to offer to repurchase all or part of the $275.0 million senior secured notes due November 2010 with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our investment in Jazz Semiconductor in February 2007 and the sale of two other equity investments in January 2007 qualify as asset dispositions requiring us to make offers to repurchase a portion of the notes no later than 361 days following the respective asset dispositions. Based on the proceeds received from these asset dispositions and our estimates of cash investments in assets (other than current assets) related to our business to be made within 360 days following the asset dispositions, we estimate that we will be required to make offers to repurchase approximately $43.9 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest, in the second quarter of fiscal 2008. As such, $43.9 million of the senior secured notes are presented as being due in less than one year in the table above.
At June 29, 2007, the Company had many sublease arrangements on operating leases for terms ranging from near term to approximately eight years. Aggregate scheduled sublease income based on current terms is approximately $23.8 million and is not reflected in the table above.
In October 2006, we acquired the assets of Zarlink Semiconductor Inc.’s packet switching business for $5.0 million. Under the terms of the Zarlink acquisition, the Company may be required to pay additional amounts of up to $1.5 million through December 31, 2007 and up to $1.0 million through December 31, 2008 if certain revenue targets are achieved.
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
Under the terms of the Zarlink acquisition, the Company may be required to pay additional amounts of up to $1.5 million through December 31, 2007 and up to $1.0 million through December 31, 2008 if certain revenue targets are achieved. We have not recorded a liability for this contingent consideration. If earned, the contingent consideration will be recorded as additional goodwill.
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
Revenue recognition
Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the products are sold by the distributors to third parties. At June 29, 2007 and September 29, 2006, deferred revenue related to sales to these distributors was $6.9 million and $6.7 million, respectively. Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. At June 29, 2007 and September 29, 2006, deferred revenue related to shipments of products for which we have on-going performance obligations was $3.0 million and $6.6 million, respectively. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with SFAS No. 48. Development revenue is recognized when services are performed and was not significant for any periods presented.
Our revenue recognition policy is significant because our revenue is a key component of our operations and the timing of revenue recognition determines the timing of certain expenses, such as sales commissions. Revenue results are difficult to predict, and any shortfall in revenues could cause our operating results to vary significantly from period to period.
Allowance for doubtful accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We use a specific identification method for some items, and a percentage of aged receivables for others. The percentages are determined based on our past experience. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required. At June 29, 2007 and September 29, 2006, our allowances for doubtful accounts were $1.7 million and $0.8 million, respectively.
Inventories
We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand or product pricing is lower than originally projected, additional inventory write-downs may be required. Further, on a quarterly basis, we assess the net realizable value of our inventories. When the estimated average selling price of our inventory net of selling expenses falls below our inventory cost, we adjust our inventory to its current estimated market value. At June 29, 2007 and September 29, 2006, our inventory reserves were $22.6 million and $38.4 million, respectively.
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
Stock-based compensation
In December 2004, the FASB issued SFAS No. 123(R). This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. We adopted SFAS No. 123(R) on October 1, 2005. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), we elected to recognize compensation cost for all options with graded vesting granted on or after October 1, 2005 on a straight-line basis over the vesting period of the entire option. For options with graded vesting granted prior to October 1, 2005, we will continue to recognize compensation cost over the vesting period following the accelerated recognition method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” as if each underlying vesting date represented a separate option grant.
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
Our cash, cash equivalents and marketable debt securities are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 29, 2007, the carrying value of our cash, cash equivalents and marketable debt securities approximates fair value.
As of June 29, 2007, our marketable equity securities consist of 6.2 million shares of Skyworks common stock and 1.7 million shares of Jazz Technologies common stock. Marketable equity securities are subject to equity price risk. For our equity security holdings, there are risks associated with the overall state of the stock market, having available buyers for shares we may sell, and ultimately being able to liquidate the securities at a favorable price. As of June 29, 2007, a 10% decrease in equity prices would result in a decrease in the value of our marketable equity securities of approximately $5.1 million. From July 24, 2007 to August 3, 2007, we sold 2.8 million shares of our Skyworks common stock for net proceeds of $22.6 million at an average price of $8.20 per share.
We hold a warrant to purchase 30 million shares of Mindspeed common stock. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of June 29, 2007, a 10% decrease in the market price of Mindspeed’s common stock would result in a decrease in the fair value of this warrant of approximately $3.7 million. At June 29, 2007, the market price of Mindspeed’s common stock was $2.21 per share. During the nine months ended June 29, 2007, the market price of Mindspeed’s common stock ranged from a low of $1.60 per share to a high of $2.56 per share.
Our short-term debt consists of borrowings under a 364-day credit facility. Interest related to our short-term debt is at 7-day LIBOR plus 0.6%, which is reset quarterly and was approximately 5.96% at June 29, 2007. We do not believe our short-term debt is subject to significant market risk.
Our long-term debt consists of convertible subordinated notes with interest at fixed rates and floating rate senior secured notes. Interest related to our floating rate senior secured notes is at three-month LIBOR plus 3.75%, which is reset quarterly and was approximately 9.11% at June 29, 2007. The fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.
The following table shows the fair values of our financial instruments as of June 29, 2007:

(in thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$158,162	$158,162
Marketable debt securities	15,361	15,361
Marketable equity securities	50,608	50,608
Mindspeed warrant	24,339	24,339
Short-term debt	80,000	80,000
Long-term debt: senior secured notes	275,000	280,500
Long-term debt: convertible subordinated notes	250,000	216,250
We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, from time to time, we offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At June 29, 2007, we had outstanding foreign currency forward exchange contracts with a notional amount of 885 million Indian Rupees, approximately $20.6 million, maturing at various dates through January 2008 and 8.5 million Chinese Yuan, approximately $1.1 million, maturing at various dates through July 2007. Based on the fair values of these contracts, we recorded a derivative asset of $1.1 million at June 29, 2007. Based on our overall currency rate exposure at June 29, 2007, a 10% change in the currency rates would not have a material effect on our financial position, results of operations or cash flows.

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
There were no changes in our internal control over financial reporting during the quarter ended June 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
IPO Litigation – In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now our Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. A tentative settlement was reached in 2003. As contemplated by the settlement agreement, the District Court then certified a class, for settlement purposes only. The tentative settlement was abandoned in 2007, in light of a decision of the U.S. Court of Appeals for the Second Circuit vacating orders certifying similarly-defined classes in cases against the underwriters. We do not believe the ultimate outcome of this litigation will have a material adverse impact on our financial condition, results of operations, or cash flows.
Class Action Suits – In December 2004 and January 2005, we and certain of our current and former officers and directors were named as defendants in several complaints seeking monetary damages filed on behalf of all persons who purchased our common stock during a specified class period. These suits were filed in the U.S. District Court of New Jersey (New Jersey cases) and the U.S. District Court for the Central District of California (California cases), alleging that the defendants violated the Securities Exchange Act of 1934, as amended, by allegedly disseminating materially false and misleading statements and/or concealing material adverse facts. The California cases were consolidated with the New Jersey cases so that all of the class action suits, now known as Witriol v. Conexant, et al. (Witriol), were being heard in the U.S. District Court of New Jersey by the same judge. On September 1, 2005, the defendants filed their motion to dismiss the case. On November 23, 2005, the court granted the plaintiffs’ motion to file a second amended complaint, which was filed on December 5, 2005. The defendants filed an amended motion to dismiss the case on February 6, 2006. Plaintiffs filed their opposition on April 24, 2006, and defendants’ reply was filed on June 14, 2006. On December 4, 2006, the court dismissed the second amended complaint. Two of the three claims were dismissed with prejudice, while the third claim was dismissed without prejudice. On January 10, 2007, the parties filed a stipulation and tolling agreement with the court stating that plaintiffs would not file an appeal of the ruling dismissing two claims with prejudice and the defendants agreed to give plaintiffs’ counsel until March 16, 2007 to file an amended complaint with respect to the third claim. On April 9, 2007, we and the named plaintiff agreed to settle the case as to all defendants for $90,000, to be paid by us within 30 days of the execution of a written agreement. The settlement is now complete and the case has been dismissed in its entirety.
In addition, in February 2005, we and certain of our current and former officers and our Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in our 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case contending that plaintiff lacked statutory standing. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006. The appellate argument was held on April 19, 2007. On July 31, 2007, the Third Circuit Court of Appeals vacated the District Court’s order dismissing Graden’s complaint and remanded the case for further proceedings. We believe the lawsuit is without merit and will vigorously defend the case. We do not believe the ultimate outcome of this litigation will have a material adverse impact on our financial condition, results of operations, or cash flows.

Shareholder Derivative Suits – In January 2005, we and certain of our current and former directors and officers were named as defendants in purported shareholder derivative actions seeking monetary damages (now consolidated) in the California Superior Court for the County of Orange, alleging that the defendants breached their fiduciary duties, abused control, mismanaged the Company, wasted corporate assets and unjustly enriched themselves. A similar lawsuit was filed in the U.S. District Court of New Jersey in May 2005. On July 28, 2005, the California court approved a stay of the actions filed in California pending the outcome of the motion to dismiss in the Witriol case. We negotiated a similar stay agreement with the plaintiffs in the New Jersey case, which was approved by the District Court in New Jersey. Pursuant to the stay agreements, in the event that the parties in the Witriol case engaged in any negotiations, plaintiffs’ counsel in the derivative cases were to be kept informed. On February 2, 2007, the District Court in New Jersey ordered a dismissal of the New Jersey case after the parties had filed a stipulation to dismiss. On March 20, 2007, the California derivative suit was also voluntarily dismissed.

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

As of June 29, 2007, approximately 1,850 of our 3,170 employees are located in the Asia-Pacific region. Expansion and transition of product development efforts to other locations entails risks associated with our ability to manage the development of products at remote geographic locations, to achieve key program milestones, and to attract and retain qualified management, technical and other personnel necessary for the design and development of our products. If we experience product design or development delays as a result of the transition, or an inability to adequately staff the programs, there could be a material adverse effect on our results of operations.
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
Our net loss for the first nine months of fiscal 2007 and for fiscal 2006 was $167.7 million and $122.6 million, respectively. We have initiated several restructuring activities to improve our operating cost structure, and our new President and Chief Executive Officer may initiate further changes. These restructuring activities include workforce reductions and will have the near-term effect of increasing our operating expenses as a result of special charges we have recorded and will record to implement these actions. Additionally, as the result of previous business combinations, we have significant amount of intangible assets for which we record amortization expense each period. If any of these intangible assets or our goodwill were determined to be impaired, this could also materially affect our results. The value of our warrants to purchase Mindspeed common stock may fluctuate significantly from period to period which may unfavorably impact our results. Finally, any further decline in revenue would significantly affect our results. We cannot assure you that we will be able to achieve profitability, and we may incur additional substantial losses in the future.
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
Sales to our twenty largest customers, including distributors, represented approximately 69% and 67% of our net revenues in the first nine months of fiscal 2007 and for fiscal 2006, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:
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
For the first nine months of fiscal 2007 and for fiscal 2006, approximately 92% of our net revenues were from customers located outside of the United States, primarily in the Asia-Pacific region. In addition, a significant portion of our workforce and many of our key suppliers are located outside of the United States. Our international operations consist of research and development, sales offices, and other general and administrative functions. We plan to continue our international expansion, particularly in the Asia-Pacific region. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:
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
We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 33% and 35% of our net revenues for the first nine months of fiscal 2007 and for fiscal 2006, respectively. Our arrangements with these distributors are terminable at any time, and the loss of these arrangements could have an adverse effect on our operating results. For those international distributors that we account for under a deferred revenue recognition model, we rely on the distributor to provide us timely and accurate product sell through information. No assurances can be given that these international distributors will continue to provide us this information. If we are unable to obtain this information on a timely basis, or if we determine that the information we do receive is unreliable, it may affect the accuracy of amounts recorded in our consolidated financial statements, and therefore have an adverse effect on our operating results.
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
At June 29, 2007, we had a total of $250.0 million aggregate principal amount of convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
At June 29, 2007, we also had a total of $275.0 million aggregate principal amount of floating rate senior secured notes outstanding. These notes are due in November 2010, but we are required to offer to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our investment in Jazz Semiconductor in February 2007 and the sale of two other equity investments in January 2007 qualify as asset dispositions requiring us to make offers to repurchase a portion of the notes no later than 361 days following the respective asset dispositions. Based on the proceeds received from these asset dispositions and our estimates of cash investments in assets (other than current assets) related to our business to be made within 360 days following the asset dispositions, we estimate that we will be required to make offers to repurchase approximately $43.9 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest, in the second quarter of fiscal 2008.
We also have an $80.0 million credit facility with a bank, under which we had borrowed $80.0 million as of June 29, 2007. The term of this credit facility has been extended through November 28, 2007, and the facility remains subject to additional 364-day extensions at the discretion of the bank.
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
Our future success depends on our ability to attract and to retain the continued service and availability of skilled personnel, including members of our executive team, and those in design, technical, marketing and staff positions. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel can be intense in the semiconductor industry. While we have entered into employment agreements with some of our key personnel, we cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development and sale of our products.
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 33% and 35% of our net revenues for the first nine months of fiscal 2007 and for fiscal 2006, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other supplier products and may not sell our products as quickly as forecasted, which may impact their future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. For example, the reduced demand outlook for fiscal year 2005 and decline of average selling prices for certain of our products resulted in net inventory charges of approximately $45.0 million in the first quarter of fiscal 2005.
We are dependent upon third parties for the manufacture, assembly and test of our products.
We are entirely dependent upon outside wafer fabrication facilities (known as foundries or fabs), including Jazz Semiconductor which was sold to Jazz Technologies in February 2007. Under our fabless business model, our revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. If the semiconductor industry experiences a shortage of wafer fabrication capacity in the future, we may experience delays in shipments or increased manufacturing costs.
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
At June 29, 2007, we had $580.7 million of goodwill and $41.1 million of intangible assets, net, which together represented approximately 52% of our total assets. In periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. If our market capitalization drops below our book value for a prolonged period of time, if our assumptions regarding our future operating performance change or if other indicators of impairment are present, we may be required to write-down the value of our goodwill and acquisition-related intangible assets by taking a non-cash charge against earnings. During the second quarter of fiscal 2007, we recorded goodwill and intangible asset impairment charges of $135.0 million and $20.0 million, respectively, which had a material negative impact on our results of operations. Because of the significance of our remaining goodwill and intangible asset balances, any future impairment of these assets could also have a material adverse effect on our financial condition and results of operations, although, as a non-cash charge, it would have no effect on our cash flow.
We may be liable for penalties under environmental laws, rules and regulations, which could adversely impact our business.
Our former manufacturing operations used a variety of chemicals and were subject to a wide range of environmental protection regulations in the United States and Mexico. We have been designated as a potentially responsible party and are engaged in groundwater remediation under a previously approved Consent Decree at one Superfund site located at a former silicon wafer manufacturing facility and steel fabrication plant in Parker Ford, Pennsylvania formerly occupied by us, which has been settled pursuant to a Consent Decree entered into with the EPA in August 2006. In addition, we are engaged in remediations of groundwater contamination at our former Newport Beach, California wafer fabrication facility. We estimate the remaining costs for these remediations to be approximately $1.2 million as of June 29, 2007 and have accruals for these costs in our consolidated balance sheets.
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
As of June 29, 2007, we had approximately $1.3 billion of U.S. federal income tax net operating loss (NOL) carry forwards that can be used to offset taxable income in subsequent years. Approximately $753.0 million of the NOL carry forwards were acquired in the merger with GlobespanVirata and in other acquisitions. The NOL carry forwards are scheduled to expire at various dates through 2026. Section 382 of the Internal Revenue Code could limit the future use of some or all of the NOL carry forwards if the ownership of our common stock changes by more than 50 percentage points in certain circumstances over a three-year testing period. Based on information known to us, we have not undergone such a change of ownership and the merger did not constitute a change of ownership, although the shares of our common stock issued in the merger will be taken into account in any change of ownership computations. Direct or indirect transfers of our common stock, when taken together with the shift in ownership resulting from the merger, could result in a change of ownership that would trigger the Section 382 limitation. If such an ownership change occurs, Section 382 would limit our use of NOL carry forwards in each subsequent taxable year to an amount equal to a federal long-term tax-exempt rate published by the Internal Revenue Service at the time of the ownership change, multiplied by our fair market value at such time; any unused annual limitation amounts may also be carried forward. The merger resulted in a change of ownership of GlobespanVirata and the future use of GlobespanVirata’s NOL carry forwards is subject to the Section 382 limitation (or further limitation in the case of NOL carry forwards already subject to limitation as a result of previous transactions) based on the fair market value of GlobespanVirata at the time of the merger.
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

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Employment agreement dated June 21, 2007, between the Company and Daniel A. Artusi.

10.2	Form of Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan.

10.3	Schedule identifying agreements substantially similar to the Form of Indemnity Agreement constituting Exhibit 10-q-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, entered into between the Company and the directors and certain executives of the Company.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)
Date: August 6, 2007	By	/s/ J. Scott Blouin
J. Scott Blouin
Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment agreement dated June 21, 2007, between the Company and Daniel A. Artusi.

10.2	Form of Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan.

10.3	Schedule identifying agreements substantially similar to the Form of Indemnity Agreement constituting Exhibit 10-q-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, entered into between the Company and the directors and certain executives of the Company.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.