Form 10-K
period 2007-09-28
CONEXANT SYSTEMS INC
filed 2007-11-21
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-24923
CONEXANT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1799439
(State of incorporation)	(I.R.S. Employer Identification No.)

4000 MacArthur Boulevard
Newport Beach, California	92660-3095
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (949) 483-4600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 Par Value Per Share	The Nasdaq Stock Market, LLC
(including associated Preferred Share Purchase Rights)
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the closing price as reported on the Nasdaq Global Select Market on March 30, 2007) was approximately $0.8 billion. Shares of voting stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of November 9, 2007 was 492,363,721.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareowners to be held on February 20, 2008 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains statements relating to future results of Conexant Systems, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to:
•	pricing pressures and other competitive factors;

•	the timing of our new product introductions and product quality;

•	our ability to anticipate trends and develop products for which there will be market demand;

•	successful development of new products;

•	the substantial losses we have incurred recently;

•	the ability of management to structure and execute on new restructuring plans;

•	the risk that capital needed for our business and to repay our indebtedness will not be available when needed;

•	changes in product mix and product obsolescence;

•	our ability to develop and implement new technologies and to obtain protection for the related intellectual property;

•	the uncertainties of litigation, including claims of infringement of third-party intellectual property rights or demands that we license third-party technology, and the demands it may place on the time and attention of our management and the expense it may place on our company;

•	continuing volatility in the technology sector and the semiconductor industry;

•	the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products;

•	the risk that the value of our common stock may be adversely affected by market volatility;

•	the availability of manufacturing capacity;

•	the ability of our customers to manage inventory;

•	demand for and market acceptance of new and existing products;

•	general economic and political conditions and conditions in the markets we address;

•	possible disruptions in commerce related to terrorist activity or armed conflict,
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
Our principal corporate office is located at 4000 MacArthur Boulevard, Newport Beach, CA 92660, and our main telephone number at that location is 949-483-4600. Our common stock trades on the Nasdaq Global Select Marketsm under the symbol CNXT.
We have many years of operating history in the communications semiconductor business, including as part of the semiconductor systems business of Rockwell International Corporation (now Rockwell Automation, Inc.), and have been an independent public company since January 1999, following our spin-off from Rockwell. Since then, we have completed the following series of transactions which transformed our company from a broad-based communications semiconductor supplier into a fabless communications semiconductor supplier focused on delivering the technology and products that are driving the broadband digital home:
Acquisitions:
•	On February 27, 2004, we completed a merger with GlobespanVirata, Inc. (GlobespanVirata) with GlobespanVirata becoming a wholly-owned subsidiary of Conexant Systems, Inc. In exchange for 100% of the outstanding shares of common stock of GlobespanVirata (approximately 150.7 million shares), we issued 1.198 shares of Conexant common stock for each share of GlobespanVirata common stock outstanding (or approximately 180.6 million shares of Conexant common stock) and each outstanding option and warrant to purchase GlobespanVirata common stock was adjusted and converted into an option or warrant to purchase Conexant common stock-based on the 1.198 merger ratio (or approximately 43.6 million options and warrants to purchase shares of Conexant common stock). In May 2004, the GlobespanVirata, Inc. subsidiary was renamed Conexant, Inc., and hereinafter will be referred to as Conexant, Inc. Except where otherwise noted, the financial information contained herein represents our continuing operations including the results of GlobespanVirata since February 28, 2004, following the completion of the merger.
Divestitures:
•	On June 27, 2003, we completed the distribution to our shareholders of all outstanding shares of our wholly owned subsidiary Mindspeed Technologies, Inc. (Mindspeed), to which we contributed our Internet infrastructure business, including the stock of certain subsidiaries, and certain other assets and liabilities, including $100.0 million in cash. In the Mindspeed spin-off, Conexant shareholders received one share of Mindspeed common stock for every three Conexant shares held and the Conexant shareholders continued to hold their Conexant shares. Mindspeed issued us a warrant to purchase 30 million shares of Mindspeed common stock, representing approximately 20 percent of Mindspeed’s outstanding common stock on a diluted basis. The warrant is exercisable until June 27, 2013 at an exercise price of $3.408 per share. The fair value of the warrant is recorded as an asset on our consolidated balance sheet.

•	In March 2002, we and The Carlyle Group formed a new specialty foundry company named Jazz Semiconductor, Inc. (Jazz). We contributed our Newport Beach, California wafer fabrication operations and related assets and liabilities and certain intellectual property to Jazz in exchange for $19.3 million in cash and an equity interest in Jazz, having an estimated fair value of $42.5 million. In February 2007, the Company sold its ownership interest in Jazz. During fiscal 2007, the Company received proceeds of $105.6 million as a result this sale. Additionally, immediately prior to the closing of the sale, the Company made an equity investment of $10.0 million in stock of Jazz which the Company sold in the fourth quarter of fiscal 2007 for cash proceeds of $4.2 million.

•	On June 25, 2002, we completed the distribution to our shareholders of all outstanding shares of our wholly-owned subsidiary Washington Sub, Inc. (Washington), to which we contributed our wireless communications business, other than certain assets and liabilities which we retained. Immediately thereafter, Washington merged with and into Alpha Industries, Inc. (Alpha), with Alpha the surviving corporation. As a result of these transactions, Conexant shareholders received 0.351 of a share of Alpha common stock for each Conexant share held and the Conexant shareholders continued to hold their Conexant shares. Upon completion of these events, Alpha and its subsidiaries purchased our semiconductor assembly and test facility located in Mexicali, Mexico and our package design team that supports the Mexicali facility (together, the Mexicali Operations) for $150.0 million. Effective June 26, 2002, Alpha changed its name to Skyworks Solutions, Inc. (Skyworks). In fiscal 2007, we sold our remaining investment in Skyworks which was comprised of 6.2 million shares of Skyworks common stock for an average price per share of $8.14 and received $50.4 million on the sale of the shares.
Strategy
Our objective is to become a leading supplier of semiconductor solutions and Application Specific Standard Products (ASSPs) to leading global original equipment manufacturer (OEM) and original design manufacturer (ODM) customers in consumer, communications and PC markets. To achieve our objectives, we are pursuing the following strategies:
•	Employ a market-focused business model allowing us to concentrate our resources on large and growing targeted markets;

•	Expand strategic relationships with industry-leading OEMs/ODMs and maximize design wins and share-of-wallet (SOW);

•	Focus our product portfolio on our key technologies and competencies which include digital signal processing (DSP), analog mixed-signal (AMS), radio frequency integrated circuits (RFICs), system-on-a-chip (SoC) and support software to enable our customers’ applications;

•	Capitalize on the depth of our global engineering talent to create complete system solutions that provide enhanced functionality and accelerate the adoption of our products by being in close geographic proximity to our customers;

•	Operate as a fabless semiconductor company, which allows us to focus our resources on designing, developing and marketing our products, while minimizing operating infrastructure costs and capital expenditures; and

•	Enter targeted markets with compelling solutions combining silicon and software that will reduce the time-to-market for our customers.
Market Focused Product Lines
Our expertise in mixed-signal processing, digital signal processing (DSP) and standards-based communications protocol implementation allows us to deliver semiconductor devices and integrated systems for client, or end-customer, personal communications access products. We organize our product lines to address the three primary communications markets targeted at the broadband digital home as more fully described below. For purposes of the following description, references to “market share” refer to our share of the total addressable market. Future products are expected to focus on delivering modular, combination products that leverage our digital subscriber line (DSL) and media processing product portfolios in order to address converged voice, video, and data “triple play” broadband market opportunities as well as other technology convergence opportunities within the markets we address.
Following is a brief description of each of our target markets and the solutions we provide for each market.
Imaging and PC Media Products
Dial-up or analog modem technology converts digital data to analog signals for transmission over ordinary twisted pair copper telephone wire on the sending end of a connection and converts analog signals back to the original digital data sequence on the receiving end of a connection. This data transfer technology connects many business and home personal computers (PCs) to the telephone company, continues to be the world’s most ubiquitous Internet connectivity option and is a practical choice for applications where high-speed connectivity is not available or is not a necessity.
Conexant has a long history of technological innovation and leadership in modem technology, including the development of the world’s first analog modem chip. Our Imaging and PC Media products include analog modem chipsets that connect hundreds of millions of users worldwide to the Internet through their desktop and notebook PCs, and are also embedded in a host of products including facsimile (fax) machines, multi-function printers (MFPs), point-of-sale (POS) terminals, television set-top boxes (STBs), and Internet appliances, such as Internet-connected televisions, digital picture frames and web phones. Our Imaging and PC Media products also include audio and video products designed for the rapid convergence of multimedia and entertainment applications in today’s PCs.
Our dial-up modem chipset offering encompasses all major industry standards established by the International Telecommunication Union (ITU) including V.22, V.22 bis, V.32, V.34, V.44 and the two 56 Kbps standards, V.90 and V.92. We supply mixed-signal intensive, controllerless modem chipsets and software modem solutions that take advantage of the increasing power of PC central processors and use software to perform functions traditionally enabled by semiconductor components. Data bus architectures supported include the HD audio bus, PCI bus, PCIe bus, USB, RS-232, and audio/modem chipsets that support audio codec (AC)-Link and HD Audio. Building on our expertise in modem technology, we believe we were the first supplier shipping integrated modem and audio combination solutions to meet the broader needs of our customers and the industry. Through our long history in voice band processing, we have assembled an extensive intellectual property portfolio in voice processing and coding technology.
We believe our products have established and retained the leading market share in each of the three primary segments of analog modem technology—PC modems, facsimile modems and embedded modems. In the PC modem market, our unit growth continues to benefit from the increasing popularity of notebook PCs as the penetration rate of analog modems in notebook PCs is greater than in desktop PCs. In the fax modem market, our significant market share lead has been enhanced by the addition of fax, copy and scan functionality to home printer products. In order to expand our total addressable market opportunity beyond the stand-alone fax machine, we have developed a new document imaging SoC for MFPs with complete imaging and communications capabilities. According to market research firm IDC, the move by consumers and businesses from stand-alone printers to MFPs is expected to drive the expansion of the market for MFPs from 63 million units in 2006 to 93 million units in 2011. In the embedded modem market, which includes end-products that do not contain PC-type central processing units (CPUs), we believe that we have a leadership position in products such as STBs, POS terminals, vending machines, gasoline pumps and other applications in which an analog modem is used to transmit and receive data.
From a historical perspective, our cumulative shipments of analog modems surpassed 1 billion units in 2007.
In our video product family, our video encoders and decoders provide a combination of performance, features, and flexibility demanded by today’s popular multimedia PC platforms. Our line of stand-alone video decoders, integrated PCI video decoders, PCIe video decoders and USB video decoders combine worldwide video standard support, integration and software support. Our analog video decoders are designed to convert analog signals received from a PC video system or other consumer electronic analog video device, such as a video camcorder, into digital streams that can be displayed by a digital video monitor or saved using a form of digital recording media, such as a hard drive, CD or DVD.
In March 2007, we announced our first product specifically developed for the rapidly growing digital video surveillance market. This highly integrated multi-port video decoder was the world’s first eight-channel device and can be used in PC-based or stand alone digital voice recorder (DVR) applications. According to market research firm iSuppli, the market for chips used in video surveillance applications is expected to grow from $525 million in 2006 to $1.25 billion in 2011.
Broadband Access Products
Digital subscriber line (DSL) technologies enable broadband data traffic over twisted pair copper telephone lines to enable such activities as efficient Internet web browsing, the rapid transfer of large data files and the real-time transfer of streamed audio and video media content. Actual DSL speeds realized by the consumer range between 128 kilobits per second (kbps) and 100 megabits per second (Mbps). Faster data rates allow local exchange carriers to provide their customers with an array of new broadband services, including the transport of high definition video content in real time. Industry analyst firm Dell’Oro expects very-high-speed DSL (VDSL) integrated circuit port shipments to increase to 25.5 million ports in 2008 from 5.1 million ports in 2003, a 38% compound annual growth rate.
Our Broadband Access products form a comprehensive portfolio of standards-based DSL products, including asymmetric DSL (ADSL), symmetric DSL (SDSL), ADSL2, ADSL2plus and both versions of very-high-speed DSL (VDSL and VDSL2), including the unique configurations of DSL for North America, Europe, Japan and China. We have shipped in excess of 200 million DSL ports to customers around the globe.
Our DSL product portfolio is comprised of a family of System-on-Chip (SoC) integrated circuits for use in home and business DSL products that incorporate a combination of multiple system functions. Our DSL product offerings include various combinations of digital signal processors, network or communication processors, integrated software on silicon, and analog front-end chips, line drivers and reference design guides to help our customers deploy DSL modems, routers, gateways, and digital subscriber line access multiplexers (DSLAMs) located in telephone service providers’ central offices.
Our DSL customer support includes our advanced software-based development tools which allow ODMs, service providers and telecom companies to analyze, configure and troubleshoot their DSL networks remotely, saving time and expense. Our system software works in combination with our semiconductor devices to manage data, routing, bridging, switching and protocol conversions needed to encapsulate and route information packets. This system software is available on a variety of our platforms, and facilitates the rapid integration of new features, which enables manufacturers to streamline the product development process and improve time-to-market. Additional features of these products include system management, firewall security, embedded web server, auto-configuration of DSL services and Universal Plug-and-Play. We also offer customers a full set of software development tools including compilers, linkers and other special-purpose tools to enable the customer to design additional applications.
Our gateway devices possess integrated wireless local area network (WLAN or Wi-Fi), ADSL2plus and voice-over-Internet protocol (VoIP) functionality. These devices are targeted at products including DSL bridge/routers, wireless DSL routers and DSL VoIP integrated access devices (IADs) and deliver the processing power required for advanced triple-play applications.
Our family of highly integrated VDSL and VDSL2 central office (CO) and customer premises equipment (CPE) semiconductor solutions for asynchronous transfer mode (ATM) and packet-based DSLAMs and client-side terminals are targeted at voice, video and data “triple-play” broadband service deployments, remote terminal and fiber extension applications. VDSL2 technology provides higher downstream and upstream data rates than ADSL and ADSL2plus, and longer reach connectivity than VDSL. This chipset family is based on industry-standard discrete multi-tone (DMT) line code technology and is compliant with the ratified VDSL2/G.993.2 standard.

Our integrated passive optical network (PON) solutions are targeted at the fiber access market. These devices for optical network terminals (ONTs) on the client-side of broadband optical networks, provide cost-effective, high-speed “last mile” broadband connections to homes and businesses over fiber optic cable at significantly higher data speeds than are possible over coaxial cable or copper-based connections. Our PON solutions can also be used in conjunction with our VDSL and VDSL2 products to provide fiber-to-the-neighborhood (FTTN) connections, enabling the cost-effective delivery of “triple-play” voice, video and data services.
Subsequent to the end of fiscal 2007, we announced our intent to discontinue investments in stand-alone wireless networking products and technologies. As a result, we have moved gateway-oriented WLAN products and technologies, which enable and support our DSL gateway solutions, into our Broadband Access product line.
Broadband Media Processing Products
Digital set-top boxes (STBs) for televisions facilitate high-speed communications between television service providers’ networks and subscribers’ televisions. These set-top boxes employ advanced Moving Picture Experts Group (MPEG) compression technology, which has gained wide support in satellite and cable television, Internet protocol (IP) video, video telephony, high definition DVD and wireless consumer electronics applications as the demand for high definition television (HDTV) services and content rapidly increases. In addition, the worldwide market for digital STB products is also expected to see continued growth as operators strive to expand average revenue per user (ARPU) thru the sales of other advanced services such as personal video recorder (PVR), connected home applications, advanced electronic program guides, and services requiring advanced technologies such as 3D graphics. We expect substantial growth in the worldwide STB market for Internet protocol television (IPTV) over the next few years as telephone operators aggressively upgrade their networks to FTTx (Fiber to Home/Curb/Node) in order to offer consumers an alternative to cable and satellite television service.
A typical STB architecture is comprised of front-end and back-end components. Among the front-end components, sometimes referred to as the communications portion of the design, tuners and demodulators are employed to receive and prepare audio and video signals from a satellite, cable or terrestrial network. In the back-end, integrated MPEG SoCs are designed to interface with the broadband front-end components and process the audio and video signals while controlling the STB application environment.
Our Broadband Media Processing products form a portfolio of components and system level solutions to address a wide variety of STB requirements including basic standard definition (SD), high definition (HD) and media server applications for digital cable, satellite, terrestrial and IP networks. These product offerings include high performance silicon tuners, demodulators, MPEG SoC solutions, and Data Over Cable Service Interface Specification (DOCSIS) cable modems. Our products are bundled with a range of operating systems, middleware, drivers and development tools and are customizable to meet the individual needs of our customers.
Our MPEG SoC product offerings include video decoders for all levels of end-product sophistication including HD PVR-enabled STBs employing advanced coding technologies. Our newest video decoder family provides manufacturers and operators worldwide with cost-effective solutions for both single and dual output HDTV STBs. This HD MPEG decoder family of products easily interfaces to a variety of broadband front-ends, allowing the decoders to serve as a common back-end platform for satellite, cable, IPTV and terrestrial services. This flexibility provides manufacturers with economies of scale as they can leverage a single device across multiple product offerings.
We also offer a broad line of front-end components for STB applications. Our low-power, direct down conversion radio frequency (RF) satellite tuners support a wide range of end-products including single-channel low-cost STB receivers and high-volume HD STB receivers used for PVR/DVR applications that enable simultaneous watch and record capabilities. Our portfolio of demodulator products also spans a variety of customer end products and includes our dual DVB-S2 satellite STB demodulators and forward error correction (FEC) decoders. These highly integrated tuner and demodulator devices support 8PSK and DVB-S2 advanced modulation and coding specifications, which provide satellite operators with higher data rates and increased capacity to deliver additional HDTV channels and services using existing bandwidth and infrastructure. In 2007, cumulative shipments of our satellite tuners and demodulators surpassed the 190 million unit level.

We provide leading edge technologies for the standard definition market targeting operator and mass market free-to-air (FTA) satellite STBs. These products offer higher levels of integration and performance, and include options for both basic and advanced functionality which allow manufacturers and broadcasters to address a wider range of markets and end-user demands. Our single-chip solution incorporating demodulation, MPEG processing, audio and video outputs, graphic processing, back-channel communications capability and a control processor, offers a complete cost-effective STB solution for satellite, cable and terrestrial networks when combined with one of our silicon tuner devices.
Our cable modem product portfolio includes our single-package cable modem solution containing an embedded microprocessor-based media access controller for North American DOCSIS, European DOCSIS and digital video broadcasting (DVB) applications. Our cable modem products are DOCSIS 1.0, DOCSIS 1.1, and DOCSIS 2.0 compliant. In 2007 we introduced a new family of DOCSIS 2.0/EuroDOCSIS 2.0 cable modem integrated circuits (ICs) for traditional broadcast and next-generation IP-based broadband video services. The newly introduced cable modem chips are targeted at advanced cable STBs with PVR capabilities, basic two-way digital STBs, and DOCSIS cable modems used in bi-directional networks.
Research and Development
We have significant research, development, engineering and product design capabilities. As of September 28, 2007, we had approximately 2,190 employees engaged in research and development activities at multiple design centers worldwide as compared to approximately 2,410 employees as of September 29, 2006 and 1,780 employees as of September 30, 2005. Our focus on driving cost effective engineering has resulted in a significant percentage of our engineering resources deployed in the Asia-Pacific region growing from 38% at the end of fiscal 2005 to 63% at the end of fiscal 2007.
Our design centers provide design engineering and product application support as well as after-sales customer service. The design centers are strategically located around the world to be in close proximity to our OEM customers and to take advantage of key technical and engineering talent. Our major design centers are located in Austin, TX, Newport Beach, CA, Red Bank, NJ and San Diego, CA in the United States, in Bangalore, Hyderabad, Noida and Pune in India and in Beijing, Chengdu, Shanghai and Shenzhen in China.
We incurred research and development expenses of $278.7 million, $269.7 million and $268.0 million during fiscal 2007, 2006 and 2005, respectively.
Manufacturing
We are a fabless semiconductor company, which means that we do not own or operate any wafer fabrication or assembly and test sites. We use several leading-edge wafer fabrication subcontractors, such as Taiwan Semiconductor Manufacturing Corporation (TSMC), to meet our typical planned production requirements. We have also qualified additional suppliers to meet short-term upside requirements as necessary during periods of tight capacity. We primarily use complementary metal-oxide semiconductor (CMOS) process technologies. On a very limited basis, we also use bipolar and bipolar CMOS (BiCMOS) process technology for certain mixed-signal devices, and silicon germanium (SiGe) for certain product-specific applications. Our products are manufactured in a variety of process technologies ranging from 0.8 micron technology, which is our most mature technology, to 90 nanometer, which is the most advanced production technology. We currently have product development efforts underway at the 65 nanometer process technology node.
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
We qualify all key suppliers (wafer foundries and assembly subcontractors) and their manufacturing processes. Our key suppliers must agree to our quality system requirements, pass a quality management system audit, and successfully complete a rigorous reliability test plan. We design these qualification requirements as preventive actions to eliminate the causes and occurrence of potential nonconformities. These qualification requirements, reliability test plans, and quality system audits are appropriate to the impact of the potential problems.
Customers, Marketing and Sales
We market and sell our semiconductor products and system solutions directly to leading OEMs of communication electronics products and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs.
Sales to distributors and resellers accounted for approximately 34%, 35% and 28% of our net revenues in fiscal 2007, 2006 and 2005, respectively. In fiscal 2007, there was one distributor that accounted for 11% of our net revenues. In fiscal 2006 and 2005, no customers accounted for 10% or more of our net revenues. Sales to our twenty largest customers accounted for approximately 68%, 67% and 64% of our net revenues in fiscal 2007, 2006 and 2005, respectively.
Revenues derived from customers located in the Americas, the Asia-Pacific region and in Europe, the Middle East and Africa, as a percentage of total net revenues, were as follows:

	Fiscal Year Ended
	2007	2006	2005
Americas	11%	10%	12%
Asia-Pacific	83%	82%	80%
Europe, Middle East and Africa	6%	8%	8%

	100%	100%	100%

We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe.

We have a worldwide sales and marketing organization comprised of approximately 315 employees as of September 28, 2007 in various domestic and international locations. To complement our direct sales and customer support efforts, we also sell our products through independent manufacturers’ representatives, distributors and dealers. In addition, our design and applications engineering staff is actively involved with customers during all phases of design and production and provides customer support through our worldwide sales offices, which are generally in close proximity to customers’ facilities.
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
We compete primarily with Analog Devices, Inc., Broadcom Corporation, Centillium Communications, Inc., Infineon Technologies AG, Ikanos Communications, Inc., Integrated Device Technology, Inc., LSI Logic Corporation, NEC Corporation, NXP Semiconductors Group, Realtek Semiconductor Corporation, Sigma Designs, Inc., Silicon Laboratories, Inc., STMicroelectronics N.V. and TrendChip Technologies Corporation.
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
Employees
As of September 28, 2007, we had approximately 2,890 employees. None of our employees are covered by collective bargaining agreements. We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly skilled and dedicated employees.

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
We are subject to intense competition.
The communications semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete worldwide with a number of United States and international semiconductor providers that are both larger and smaller than us in terms of resources and market share. We continually face significant competition in our markets. This competition results in declining average selling prices for our products. We also anticipate that additional competitors will enter our markets as a result of expected growth opportunities, technological and public policy changes and relatively low barriers to entry in certain markets of the industry. Moreover, as with many companies in the semiconductor industry, customers also compete with us in certain product lines. Many of our competitors have certain advantages over us, such as significantly greater sales and marketing, manufacturing, distribution, technical, financial and other resources.
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
Our operating results depend largely on our ability to introduce new and enhanced semiconductor products on a timely basis. Successful product development and introduction depends on numerous factors, including, among others our ability to:
•	anticipate customer and market requirements and changes in technology and industry standards;

•	accurately define new products;

•	timely complete development of new products and bring our products to market on a timely basis;

•	differentiate our products from offerings of our competitors;

•	achieve overall market acceptance of our products;

•	invest in significant amounts of research and development; and

•	coordinate product development efforts between and among our sites, particularly in India and China, to manage the development of products at remote geographic locations.
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time these and other factors cause significant upturns and downturns in the industry, and in our business in particular. These factors have caused substantial fluctuations in our revenues and results of operations. We have experienced these cyclical fluctuations in our business in the past and may experience them in the future.
Our operating results may be negatively affected by substantial quarterly and annual fluctuations and market downturns.
Our revenues, earnings and other operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:
•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	seasonal customer demand;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product and technology introductions by competitors;

•	changes in the mix of products we develop and sell;

•	fluctuations in manufacturing yields;

•	availability and cost of products from our suppliers;

•	intellectual property disputes; and

•	the effect of competitive pricing pressures, including decreases in average selling prices of our products.
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
The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their patents and technology. Any litigation to determine the validity of claims that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. We have incurred substantial expense settling certain intellectual property litigation in the past such as our $70.0 million charge in fiscal 2006 related to the settlement of our patent infringement litigation with Texas Instruments Incorporated. If litigation results in an adverse ruling we could be required to:
•	pay substantial damages;

•	cease the manufacture, use or sale of infringing products, processes or technologies;

•	discontinue the use of infringing technology;

•	expend significant resources to develop non-infringing technology; or

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all.
The value of our common stock may be adversely affected by market volatility.
The trading price of our common stock fluctuates significantly and may be influenced by many factors, including:
•	our operating and financial performance and prospects;

•	our ability to repay our debt;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry and markets in which we operate;

•	our inclusion in, or removal from, any equity market indices;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	judgments favorable or adverse to us; and

•	general financial, domestic, international, economic and other market conditions
We have recently incurred substantial losses and may incur additional future losses.
Our net losses for fiscal 2007, 2006 and 2005 were $402.5 million, $122.6 million and $176.0 million respectively. We have previously initiated several restructuring activities to improve our operating cost structure, and our new President and Chief Executive Officer has initiated further changes. These restructuring activities include a refocusing of our business, changes in product lines and workforce reductions and will have the near-term effect of increasing our operating expenses as a result of special charges we have recorded and will record to implement these actions. Additionally, as the result of previous business combinations, we have significant amounts of intangible assets for which we record amortization expense each period. Finally, any further decline in revenue would significantly affect our results. We cannot assure you that we will be able to achieve profitability, and we may incur additional substantial losses in the future.
We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial condition and results of operations.
At September 28, 2007, we had $406.3 million of goodwill and $26.1 million of intangible assets, net, which together represented approximately 44% of our total assets. In periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. If our market capitalization drops below our book value for a prolonged period of time, if our assumptions regarding our future operating performance change or if other indicators of impairment are present, we may be required to write-down the value of our goodwill and acquisition-related intangible assets by taking a non-cash charge against earnings. During fiscal 2007, we recorded goodwill and intangible asset impairment charges of $309.5 million and $30.3 million, respectively, which had a material negative impact on our results of operations. Because of the significance of our remaining goodwill and intangible asset balances, any future impairment of these assets could also have a material adverse effect on our financial condition and results of operations, although, as a non-cash charge, it would have no effect on our cash flow. Significant impairments may also impact shareholder equity.
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
Sales to our twenty largest customers, including distributors, represented approximately 68%, 67% and 64% of our net revenues in fiscal 2007, 2006, and 2005, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:
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
For fiscal 2007, 2006 and 2005 approximately 93%, 92% and 90%, respectively, of our net revenues were from customers located outside of the United States, primarily in the Asia-Pacific region. In addition, a significant portion of our workforce and many of our key suppliers are located outside of the United States. Our international operations consist of research and development, sales offices, and other general and administrative functions. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:
•	difficulty in obtaining distribution and support;

•	limitations on our ability under local laws to protect our intellectual property;

•	currency exchange rate fluctuations;

•	local economic and political conditions;

•	disruptions of commerce and capital or trading markets due to or related to terrorist activity or armed conflict;

•	restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	changes in legal or regulatory requirements;

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements; and

•	tax laws, including the cost of services provided and products sold between us and our subsidiaries which are subject to review by taxing authorities.
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
We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 34%, 35% and 28% of our net revenues in fiscal 2007, 2006 and 2005, respectively. Our arrangements with these distributors are terminable at any time, and the loss of these arrangements could have an adverse effect on our operating results. For those international distributors that we account for under a deferred revenue recognition model, we rely on the distributor to provide us timely and accurate product sell through information, without which the accuracy of amounts recorded in our consolidated financial statements may be affected and, therefore, have an adverse effect on our operating results.
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
For example, a portion of our analog modem business which is bundled into PCs is becoming debundled as broadband communications become more ubiquitous. Several of our PC OEM customers have indicated that the trend toward debundling may become more significant, which may have an adverse effect on both our revenues and profitability. Further, our products could become obsolete sooner than anticipated because of a faster than anticipated change in one or more of the technologies related to our products or in market demand for products based on a particular technology, particularly due to the introduction of new technology that represents a substantial advance over current technology. Currently accepted industry standards are also subject to change, which may contribute to the obsolescence of our products.
We face a risk that capital needed for our business and to repay our debt obligations will not be available when we need it.
At September 28, 2007, we had a total of $275.0 million aggregate principal amount of floating rate senior secured notes outstanding. These notes are due in November 2010, but we are required to offer to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our investment in Jazz in February 2007 and the sale of two other equity investments in January 2007 qualify as asset dispositions requiring us to make offers to repurchase a portion of the notes no later than 361 days following the respective asset dispositions. Based on the proceeds received from these asset dispositions and our estimates of cash investments in assets (other than current assets) related to our business to be made within 360 days following the asset dispositions, we estimate that we will be required to make offers to repurchase approximately $58.0 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest, in the second quarter of fiscal 2008.
At September 28, 2007, we also had a total of $250.0 million aggregate principal amount of convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
We also have an $80.0 million credit facility with a bank, under which we had borrowed $80.0 million as of September 28, 2007.  The term of this credit facility has been extended through November 28, 2008, and the facility remains subject to additional 364-day extensions at the discretion of the bank.
We may not have access to sufficient capital to repay amounts due under (i) our credit facility expiring November 2008 if it is not renewed, (ii) our floating rate senior secured notes when they become due in November 2010 or earlier as a result of a mandatory offer to repurchase, and (iii) our convertible subordinated notes when they become due in March 2026 or earlier as a result of the mandatory repurchase requirements. Further, we may not be able to refinance any portion of this debt on favorable terms or at all.
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
Our future success depends on our ability to attract and to retain the continued service and availability of skilled personnel at all levels of our business. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel can be intense. While we have entered into employment agreements with some of our key personnel, we cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development and sale of our products.
If OEMs of communications electronics products do not design our products into their equipment, we will be unable to sell those products. Moreover, a design win from a customer does not guarantee future sales to that customer.
Our products are components of other products. As a result, we rely on OEMs of communications electronics products to select our products from among alternative offerings to be designed into their equipment. We may be unable to achieve these “design wins”. Without design wins from OEMs, we would be unable to sell our products. Once an OEM designs another supplier’s semiconductors into one of its product platforms, it will be more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer and we may be unable to convert design wins into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products if, for example, it or its own products are not commercially successful.

Because of the lengthy sales cycles of many of our products, we may incur significant expenses before we generate any revenues related to those products.
Our customers may need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. The lengthy period of time required also increases the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate sales to that customer. Thus, we may incur significant research and development, and selling, general and administrative expenses before we generate the related revenues for these products, and we may never generate the anticipated revenues if our customer cancels or changes its product plans.
Uncertainties involving the ordering and shipment of our products could adversely affect our business.
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 34%, 35% and 28% of our net revenues in fiscal 2007, 2006 and 2005, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other supplier products and may not sell our products as quickly as forecasted, which may impact their future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.
We are dependent upon third parties for the manufacture, assembly and test of our products.
We are entirely dependent upon outside wafer fabrication facilities (known as foundries or fabs). Therefore, our revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. If the semiconductor industry experiences a shortage of wafer fabrication capacity in the future, we risk experiencing delays in access to key process technologies, production or shipments and increased manufacturing costs.
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
We are also dependent upon third parties for the assembly and test of our products. Our reliance on others to assemble and test our products subjects us to many of the same risks that we have with respect to our reliance on outside wafer fabrication facilities.
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
In the event of a disruption of the operations of one or more of our suppliers, we may not have a second manufacturing source immediately available. Such an event could cause significant delays in shipments until we could shift the products from an affected facility or supplier to another facility or supplier. The manufacturing processes we rely on are specialized and are available from a limited number of suppliers. Alternate sources of manufacturing capacity, particularly wafer production capacity, may not be available to us on a timely basis. Even if alternate wafer production capacity is available, we may not be able to obtain it on favorable terms, or at all. All such delays or disruptions could impair our ability to meet our customers’ requirements and have a material adverse effect on our operating results.
In addition, the highly complex and technologically demanding nature of semiconductor manufacturing has caused foundries from time to time to experience lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Lower than anticipated manufacturing yields may affect our ability to fulfill our customers’ demands for our products on a timely basis and may adversely affect our cost of goods sold and our results of operations.
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
We and certain of our current and former officers and our Employee Benefits Plan Committee have been named as defendants in a purported breach of fiduciary duties class action lawsuit.  Although we believe that this lawsuit is without merit, an adverse determination could have a negative impact on our results of operation and the price of our stock. Moreover, regardless of the ultimate result, this or other lawsuits may divert management’s attention and resources from other matters, which could also adversely affect our business, financial position and results of operations.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters is located in Newport Beach, California. Our other principal facilities in the United States are located in San Diego, California and Red Bank, New Jersey. Activities at these locations include administration, sales and marketing, research and development (including design centers) and operations functions. We also have significant facilities in India and China, where a large portion of our research and development employees are located. The following table summarizes the locations and respective square footage of the facilities in which we operated at September 28, 2007 (square footage in thousands):

	Leased Square	Owned Square
	Footage	Footage	Total
United States:
Newport Beach, California	142	67	209
Red Bank, New Jersey	100	—	100
San Diego, California	99	—	99
Other	108	—	108

	449	67	516

India	218	23	241
China	116	—	116
Other Asia	45	—	45
Europe	30	—	30

	858	90	948

As a result of our various reorganization and restructuring related activities, we also lease or own a number of facilities in which we do not operate. At September 28, 2007, we had an additional 575,000 square feet of leased space and 399,000 square feet of owned space, of which approximately 78% is being sub-leased to third parties. Included in these amounts are 386,000 square feet of owned space in Newport Beach that we have leased to Jazz, 176,000 square feet of leased space in Newport Beach that we have sub-leased to Mindspeed, and 3,000 square feet of owned space in Newport Beach that we have leased to Skyworks.
We own approximately 25 acres of land in Newport Beach, California, including the land on which our 456,000 square feet of owned space is located (56,000 square feet occupied by us, 386,000 square feet leased to Jazz, 3,000 square feet leased to Skyworks, and 11,000 square feet leased to various others). We have determined that approximately 17 acres of this property currently zoned for light industrial use could be sold and/or re-developed under the current provisions of our lease agreement with Jazz. Under the passage of a new general plan for the City of Newport Beach in November 2006, we commenced working to re-zone the property for mixed use (e.g., residential, retail, etc.) and secure entitlements to maximize the value of this land. Our continuing efforts with the entitlement process are impacted by changes in the local real estate market causing an inability to reasonably estimate the timeframe in which we can monetize this investment.
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
Item 3. Legal Proceedings
IPO Litigation – In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now our Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. In June 2003, we and the named officers and directors entered into a memorandum of understanding outlining a settlement agreement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all the claims against the former GlobeSpan, Inc. officers and directors. The final settlement was executed in June 2004. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement, which bar orders have since been modified. On December 5, 2006, the United States Court of Appeals for the Second Circuit reversed the lower court, ruling that no class was properly certified. It is not yet clear what impact this decision will have on the issuers’ settlement. The settlement remains subject to a number of conditions and final approval. It is possible that the settlement will not be approved. In either event, we do not believe the ultimate outcome of this litigation will have a material adverse impact on our financial condition, results of operations, or cash flows.
Class Action Suit – In February 2005, we and certain of our current and former officers and our Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in our 401(k) Plan (Plan) during a specified class period.  This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan.  The plaintiff filed an amended complaint on August 11, 2005.  On October 12, 2005, the defendants filed a motion to dismiss this case.  The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006.  On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006.  The appellate argument was held on April 19, 2007.  On July 31, 2007 the Third Circuit Court of Appeals vacated the District Court’s order dismissing Graden’s complaint and remanded the case for further proceedings.
Orckit – On August 13, 2007, we filed a current report on Form 8-K disclosing that on August 7, 2007 an arbitration panel had issued an interim ruling granting $12.0 million damages award to Orckit Communications Ltd. in a contract dispute and that the arbitration panel also had the discretion to award Orckit attorneys fees and costs. Effective October 12, 2007, we settled and resolved our dispute with Orckit, including coverage of attorney fees, for $18.6 million paid by us.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our shareholders during the quarter ended September 28, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market (formerly the Nasdaq National Market) under the symbol “CNXT”. The following table lists the high and low intra-day sale prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated:

	High	Low
Fiscal year ended September 28, 2007:
Fourth quarter	$1.57	$1.05
Third quarter	1.68	1.23
Second quarter	2.20	1.61
First quarter	2.36	1.71

Fiscal year ended September 29, 2006:
Fourth quarter	$2.47	$1.60
Third quarter	3.90	2.14
Second quarter	3.60	2.28
First quarter	2.72	1.70
At November 9, 2007, there were approximately 42,128 holders of record of our common stock.
We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and to repay our indebtedness, and do not anticipate paying cash dividends in the foreseeable future.

Shareowner Return Performance Graph
Set forth below is a line graph comparing the cumulative total shareowner return on Conexant common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Nasdaq Electronic Components Index for the period beginning September 30, 2002 and ending September 28, 2007. The graph assumes that $100 was invested on September 30, 2002, in each of Conexant common stock, the Standard & Poor’s 500 Stock Index and the Nasdaq Electronic Components Index at the respective closing prices on September 30, 2002 and that all dividends were reinvested. No cash dividends have been paid or declared on Conexant common stock. For purposes of the graph, the 2002 distribution of the Skyworks Solutions, Inc. (Skyworks) shares to holders of Conexant common stock as part of the spin-off and merger of Conexant’s wireless communication business with Alpha Industries, Inc. to form Skyworks, and the 2003 spin-off of Mindspeed Technologies, Inc. are treated as non-taxable cash dividends that were reinvested in additional shares of Conexant common stock at the closing price on June 26, 2002 and June 30, 2003, respectively.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Conexant Systems, Inc., The S&P 500 Index
And The NASDAQ Electronic Components Index

	9/02	9/03	9/04	9/05	9/06	9/07

Conexant Systems, Inc.	100.00	619.44	175.11	195.90	218.88	131.33
S&P 500	100.00	124.40	141.65	159.01	176.17	205.13
NASDAQ Electronic Components	100.00	192.60	157.24	185.10	172.56	208.68

*	$100 invested on 9/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6. Selected Financial Data
The following selected financial data for the five fiscal years ended September 28, 2007 were derived from the audited consolidated financial statements of Conexant and its subsidiaries. In June 2003, Conexant completed the spin-off of its Mindspeed Technologies Internet infrastructure business. The selected financial data for all periods have been restated to reflect this business as a discontinued operation. In February 2004, Conexant completed the merger with GlobespanVirata, Inc. The results of GlobespanVirata, Inc. have been included in the consolidated results since February 28, 2004.
The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Fiscal Year Ended
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$808,869	$970,787	$722,739	$901,854	$599,977
Cost of goods sold (1)(2)	450,537	542,309	493,973	523,129	338,161
Gain on cancellation of supply agreement (3)	—	(17,500)	—	—	—

Gross margin	358,332	445,978	228,766	378,725	261,816

Operating expenses:
Research and development (2)	278,685	269,736	267,996	239,971	159,354
Selling, general and administrative (2)	107,030	131,226	117,861	125,474	93,426
Amortization of intangible assets	22,099	30,705	32,322	20,769	3,437
In-process research and development (4)	—	—	—	160,818	—
Asset impairments (5)	350,913	85	3,761	—	—
Special charges (6)	36,034	73,159	42,216	32,801	18,379

Total operating expenses	794,761	504,911	464,156	579,833	274,596

Operating loss	(436,429)	(58,933)	(235,390)	(201,108)	(12,780)

Interest expense	(48,986)	(38,130)	(33,691)	(30,708)	(28,120)
Other income (expense), net	36,148	(14,472)	106,055	(83,522)	25,431
Gain on extinguishment of debt	—	—	—	—	42,021

Income (loss) before income taxes and gain (loss) on equity method investments	(449,267)	(111,535)	(163,026)	(315,338)	26,552
Provision (benefit) for income taxes (7)	4,377	2,892	2,322	243,733	(129)

Income (loss) from continuing operations before gain (loss) on equity method investments	(453,644)	(114,427)	(165,348)	(559,071)	26,681
Gain (loss) on equity method investments	51,182	(8,164)	(10,642)	14,422	(3,119)

Income (loss) from continuing operations	(402,462)	(122,591)	(175,990)	(544,649)	23,562
Loss from discontinued operations (8)	—	—	—	—	(728,877)

Net loss	$(402,462)	$(122,591)	$(175,990)	$(544,649)	$(705,315)

Income (loss) from continuing operations per share – basic and diluted	$(0.82)	$(0.26)	$(0.37)	$(1.40)	$0.09

Balance Sheet Data at Fiscal Year End:
Working capital (9)	$93,394	$127,635	$142,796	$444,272	$239,009
Total assets	985,969	1,573,625	1,581,524	1,880,522	931,707
Short-term debt	80,000	80,000	—	—	—
Current portion of long-term debt (10)	58,000	188,375	196,825	—	—
Long-term obligations (10)	524,002	601,189	615,947	790,178	649,252
Shareholders’ equity	146,515	510,098	569,093	828,387	166,766

(1)	In fiscal 2005, in response to lower market prices and reduced end-customer demand for our products, we recorded $44.1 million of inventory charges to establish additional excess and obsolete inventory reserves and lower of cost or market inventory reserves.

(2)	We adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on October 1, 2005. As a result, stock-based compensation expense included within cost of goods sold, research and development expense, and selling, general and administrative expense in fiscal 2007 and 2006 is based on the fair value of all stock options, stock awards and employee stock purchase plan shares. Stock-based compensation expense for earlier periods is based on the intrinsic value of acquired or exchanged unvested stock options in business combinations, which is in accordance with previous accounting standards. Non-cash employee stock-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended
	2007	2006	2005	2004	2003
Cost of goods sold	$473	$494	$—	$—	$—
Research and development	10,386	21,110	9,074	5,370	477
Selling, general and administrative	8,892	23,971	2,976	1,773	1,272

(3)	In fiscal 2006, Conexant and Jazz Semiconductor, Inc. (Jazz) terminated a wafer supply and services agreement. In lieu of credits towards future purchases of product from Jazz, we received additional shares of Jazz common stock and recorded a gain of $17.5 million.

(4)	In fiscal 2004, we recorded $160.8 million of in-process research and development expenses related to the merger with GlobespanVirata, Inc.

(5)	In fiscal 2007, we recorded $309.5 million of goodwill impairment charges associated with our Embedded Wireless Network and Broadband Media Processing product lines and $30.3 million intangible impairment and $6.1 million property, plant and equipment impairment associated with our Embedded Wireless Network product lines.

(6)	Special charges include the following related to the settlement of legal matters and restructuring charges (in thousands):

	Fiscal Year Ended
	2007	2006	2005	2004	2003
Legal settlements	$20,047	$70,000	$3,255	$3,000	$—
Restructuring charges	12,131	3,259	28,049	9,264	5,215

(7)	In fiscal 2004, we recorded a $255.7 million charge to increase the valuation allowance for our deferred tax assets.

(8)	In fiscal 2003 the loss from discontinued operations (net of income taxes) represents the operating results of the Mindspeed Technologies Internet infrastructure business which we disposed of in June 2003.

(9)	Working capital is defined as current assets minus current liabilities.

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

In November 2006, we issued $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010. Proceeds from this issuance, net of fees, were approximately $268.1 million. We used the net proceeds of this offering, together with available cash, cash equivalents and marketable securities on hand, to retire our outstanding $456.5 million aggregate principal amount of convertible subordinated notes in February 2007. Because the net proceeds from this offering were used to repay at maturity a portion of the convertible subordinated notes due February 2007,

$268.1 million of the $456.5 million convertible subordinated notes has been reclassified as long-term debt on our consolidated balance sheet as of September 29, 2006, in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced.”

(10)	As discussed in note (9) above, $268.1 million of the $456.5 million convertible subordinated notes due February 2007 has been reclassified as long-term debt on our consolidated balance sheet as of September 29, 2006, in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced.”

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
Our fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. Fiscal years 2007, 2006 and 2005 were 52-week years and ended on September 28, 2007, September 29, 2006, and September 30, 2005, respectively.
Business Enterprise Segments
We operate in one reportable segment, broadband communications. Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although we had four operating segments at September 28, 2007, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable segment, broadband communications.
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

Beginning in fiscal 2007, we changed the organizational structure of two of our product lines. Our convergence video products were realigned into the newly named Imaging and PC Media unit (previously named Universal Access) from our Broadband Media Processing unit. Net revenues by product line have been restated for all periods in order to conform to the new groupings.
Net revenues by product line are as follows (in thousands):

	Fiscal Year Ended
	2007	2006	2005
Imaging and PC Media	$311,275	$397,635	$332,141
Broadband Access Products	212,953	267,847	192,038
Broadband Media Processing Products	235,284	217,565	102,413
Embedded Wireless Networking Products	49,357	87,740	96,147

	$808,869	$970,787	$722,739

Subsequent to fiscal 2007 year-end, we decided to discontinue investments in stand-alone wireless networking products and technologies. As a result, we have moved gateway-oriented wireless LAN products and technologies, which enable and support our DSL gateway solutions, into our Broadband Access product line beginning in fiscal 2008. Net revenues by product line after giving effect to the change in product line groups are as follows (in thousands):

	Fiscal Year Ended
	2007	2006	2005
Imaging and PC Media	$311,275	$397,635	$332,141
Broadband Access Products	262,310	355,587	288,185
Broadband Media Processing Products	235,284	217,565	102,413

	$808,869	$970,787	$722,739

Results of Operations
Net Revenues
We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the purchased products are sold by the distributors to third parties. At September 28, 2007 and September 29, 2006, deferred revenue related to sales to these distributors was $5.5 million and $6.7 million, respectively. Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. At September 28, 2007 and September 29, 2006, deferred revenue related to shipments of products for which we have on-going performance obligations was $3.0 million and $6.6 million, respectively. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.
Our net revenues decreased 17% to $808.9 million in fiscal 2007 from $970.8 million in fiscal 2006. This decrease was primarily driven by a 13% decrease in average selling prices (ASPs) and, to a lesser extent, a 4% decrease in unit volume shipments. During fiscal 2007, we experienced revenue decreases in a majority of our product lines, with the exception of our Broadband Media Processing products which experienced a $17.7 million increase in net revenues resulting from a cable set-top box program and a full system solution satellite set-top box product ramping into production in the latter part of calendar 2006.
Our net revenues increased 34% to $970.8 million in fiscal 2006 from $722.7 million in fiscal 2005. This increase was driven by a 39% increase in unit volume shipments, which was partially offset by a 3% decrease in ASPs. The unit volume shipments increased in fiscal 2006 compared to fiscal 2005 as a result of (i) the approximate $60.0 million channel inventory reduction at our distributors and estimated $10.0 million inventory reduction at our direct customers in the first half of fiscal 2005 and (ii) increased demand for our Broadband Media Processing products as satellite set-top box design wins began to ramp into production and, to a lesser extent, for our Broadband Access central office products due to market share gains.
Gross Margin
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
Our gross margin percentage for fiscal 2007 was 44% compared with 46% for fiscal 2006. During fiscal 2006, we recorded a $17.5 million gain related to the cancellation of a wafer supply and services agreement with Jazz Semiconductor (Jazz), which was recorded as a reduction of cost of sales. Excluding this gain, the impact of changes to our inventory reserves and the impact of changes to revenue reserves that we maintain to estimate customer pricing adjustments, our gross margin percentage for 2006 would have been 43% resulting in the gross margin in 2007 remaining relatively stable compared to 2006 because of manufacturing cost reductions offsetting the 13% reduction in ASPs for fiscal 2007.
Our gross margin percentage for fiscal 2006 was 46% compared with 32% for fiscal 2005. During fiscal 2006, we recorded a $17.5 million gain related to the cancellation of a wafer supply and services agreement with Jazz, which was recorded as a reduction of cost of goods sold. Excluding the wafer supply termination agreement gain, the impact of changes to our inventory reserves, and the impact of changes to revenue reserves that we maintain to estimate customer pricing adjustments in both fiscal 2006 and 2005, our gross margin percentage would have been 43% for fiscal 2006 compared to 39% for fiscal 2005.  The higher gross margin percentage in fiscal 2006 can be attributed to the benefits of our product cost-reduction initiatives, as well as more stable product pricing.
We assess the recoverability of our inventories on a quarterly basis through a review of inventory levels in relation to foreseeable demand, generally over the following twelve months. Foreseeable demand is based upon available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During fiscal 2007 and 2006, we recorded $0.6 million and $3.0 million, respectively, of net charges for excess and obsolete (E&O) inventory. Activity in our E&O inventory reserves for fiscal 2007 and 2006 was as follows (in thousands):

	Fiscal Year Ended
	2007	2006
E&O reserves, beginning of period	$36,632	$44,833
Additions	10,589	14,766
Release upon sales of product	(10,036)	(11,718)
Scrap	(12,937)	(7,082)
Standards adjustments and other	(2,067)	(4,167)

E&O reserves, end of period	$22,181	$36,632

We review our E&O inventory balances at the product line level on a quarterly basis. We plan to scrap approximately 25% of the E&O inventory balances which existed as of September 28, 2007, and regularly evaluate the disposition of all E&O inventory products. It is possible that some of these reserved products will be sold which will benefit our gross margin in the period sold. During fiscal 2007 and 2006, we sold $10.0 million and $11.7 million, respectively, of reserved products.
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
On a quarterly basis, we also assess the net realizable value of our inventories. When the estimated ASP, plus costs to sell our inventory, falls below our inventory cost, we adjust our inventory to its current estimated market value. During fiscal 2007 and 2006, we recorded $0.8 million and $4.1 million, respectively, of inventory charges to adjust certain products to their estimated market values. Increases to the lower of cost or market (LCM) inventory reserves may be required based upon actual ASPs and changes to our current estimates, which would impact our gross margin percentage in future periods. Activity in our LCM inventory reserves for fiscal 2007 and 2006 was as follows (in thousands):

	Fiscal Year Ended
	2007	2006
LCM reserves, beginning of period	$1,761	$6,739
Additions	783	4,093
Release upon sales of product	(1,942)	(9,025)
Standards adjustments and other	(223)	(46)

LCM reserves, end of period	$379	$1,761

Research and Development
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
R&D expense increased $8.9 million in fiscal 2007 compared to fiscal 2006. The increase is the result of increased product development costs, a $3.6 million increase in depreciation expense due to our expansion in the Asia Pacific region and the impact of $4.3 million of credits related to property tax settlements that were recorded in fiscal 2006. These increases were partially offset by a $10.7 million decrease in stock-based compensation expense resulting from declines in the expense related to the stock options assumed in the merger with GlobespanVirata, Inc. in 2004 which are reaching the end of their three year vesting period.

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
Selling, General and Administrative
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
SG&A expense decreased $24.2 million in fiscal 2007 compared to fiscal 2006. This decrease is primarily attributable to a $15.1 million decrease in stock based compensation expense, a $10.1 million decrease in legal fees primarily due to the settlement of our litigation with Texas Instruments in the third quarter of fiscal 2006 and a $4.1 million decrease in payroll expense as a result of our restructuring efforts. These decreases were partially offset by the impact of $3.9 million of credits related to property tax settlements that were recorded in fiscal 2006. The decrease in stock-based compensation expense resulted from declines in the expense related to the stock options assumed in the merger with GlobespanVirata, Inc. in 2004 reaching the end of their three year vesting period.
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
Amortization of Intangible Assets
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average period of approximately five years.
Amortization expense decreased $8.6 million in fiscal 2007 compared to the fiscal 2006. These decreases were due to the $20.0 million impairment charge and write-down of certain intangible assets in the second quarter of fiscal 2007, the modification of the useful lives of some of the intangible assets acquired in the merger with GlobespanVirata, Inc. and some intangible assets becoming fully amortized during fiscal 2006.
Amortization expense decreased $1.6 million in fiscal 2006 compared to fiscal 2005 due to several intangible assets becoming fully amortized during fiscal 2005 and 2006.
Asset Impairments
Asset impairment charges for fiscal 2007 of $350.9 million consisted primarily of goodwill impairment charges of $309.5 million, intangible impairment charges of $30.3 million and property, plant and equipment charges of $6.1 million resulting from declines in the performance of certain broadband media products and declines in the embedded wireless network product lines coupled with our decision to discontinue further investment in stand alone wireless networking product lines.
Impairment charges for fiscal 2005 of $3.8 million were primarily associated with leasehold improvements in facilities that were vacated as part or our restructuring activities in fiscal 2005.

Special Charges

	Fiscal Year Ended
(in thousands)	2007	2006	2005
Litigation charges	$20,047	$70,000	$3,255
Restructuring charges	12,131	3,259	28,049
Integration charges (credits)	—	(400)	7,748
Other special charges	3,856	300	3,164

	$36,034	$73,159	$42,216

Special charges for fiscal 2007 consist primarily of an $18.6 million charge for the settlement of our litigation with Orckit Communications Ltd. and restructuring charges of $12.1 million that were primarily comprised of employee severance and termination benefit costs related to our fiscal 2007 restructuring actions and, to a lesser extent, facilities related charges mainly resulting from the accretion of rent expense related to our fiscal 2005 restructuring action.
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
Special charges for fiscal 2005 were comprised of $28.0 million of restructuring charges, consisting of $21.2 million for employee severance and termination benefit costs and $6.8 of facilities charges primarily related to our fiscal 2005 restructuring action, $7.7 million of integration charges related to the merger with GlobespanVirata, $3.3 million for the settlement of a legal matter, and $3.2 million of other special charges, including $2.3 million of stock option and warrant modification charges.
Interest Expense
Interest expense increased $10.9 million during fiscal 2007 compared to fiscal 2006. The average interest rate that we pay on our outstanding debt and our average debt balances during fiscal 2007 was higher than in fiscal 2006 due to the timing of the our debt issuances and retirements during fiscal 2007 and 2006.
Interest expense increased $4.4 million in fiscal 2006 compared to fiscal 2005 primarily as a result of an $80.0 million short-term credit facility we established in November 2005. The increase in interest expense as a result of the $250.0 million principal amount of 4.00% convertible subordinated notes issued in March 2006 and May 2006 was substantially offset by a decrease in interest expense as a result of the retirement of $130.0 million principal amount of 5.25% convertible subordinated notes and $66.8 million principal amount of 4.25% convertible subordinated notes in May 2006, as well as the repurchase of $58.5 million principal amount of 4.00% convertible subordinated notes due February 2007.

Other Income (Expense), Net

	Fiscal Year Ended
(in thousands)	2007	2006	2005
Investment and interest income	$13,833	$17,921	$6,457
Increase (decrease) in the fair value of derivative instruments	(952)	(16,666)	7,147
Impairment of equity securities	—	(19,872)	—
Gains on investments in equity securities	17,016	4,414	91,285
Other	6,251	(269)	1,166

	$36,148	$(14,472)	$106,055

Other income, net for fiscal 2007 was primarily comprised of $13.8 million of investment and interest income on invested cash balances, $17.0 million of gains on investments in equity securities, primarily the gain of $16.3 million on the sale of the Skyworks shares and investment credits realized on asset disposals.
Other expense, net for fiscal 2006 was comprised of a $19.9 million charge for the other-than-temporary impairment of equity securities (including an $18.5 million charge related to our 6.2 million shares of Skyworks common stock) and a $16.7 million decrease in the fair value of our warrant to purchase 30 million shares of Mindspeed common stock mainly due to a decline in Mindspeed’s stock price during fiscal 2006, partially offset by $17.9 million of investment and interest income on invested cash balances and $4.4 million of gains on investments in equity securities.
Other income, net for fiscal 2005 was primarily comprised of $91.3 million of gains on sales of equity securities (primarily from sales of approximately 5.9 million shares of SiRF Technologies Holdings, Inc.), a $7.1 million increase in the fair value of derivative instruments (primarily our Mindspeed warrant due to an increase in Mindspeed’s stock price during fiscal 2005), and $6.5 million of investment and interest income on invested cash balances.
Provision for Income Taxes
In fiscal 2007, 2006 and 2005, we recorded income tax provisions of $4.4 million, $2.9 million and $2.3 million, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. Federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets. Except to the extent of the Federal and state alternative minimum tax (AMT), we expect this to continue for the foreseeable future. However, we also expect our tax provision to increase in future years due to our continued expansion in low-cost regions outside of the U.S., primarily in India and China, and due to the scheduled expiration of certain tax holidays in India in fiscal 2009.
As of September 28, 2007, we had approximately $1.3 billion of net deferred income tax assets, which are primarily related to U.S. Federal income tax net operating loss (NOL) carryforwards and capitalized R&D expenses and which can be used to offset taxable income in subsequent years. Approximately $749.9 million of the NOL carryforwards were acquired in business combinations, and if we receive a tax benefit from their utilization, the benefit will be recorded as a reduction to goodwill. The deferred tax assets acquired in the merger with GlobespanVirata are subject to limitations imposed by section 382 of the Internal Revenue Code. Such limitations are not expected to impair our ability to utilize these deferred tax assets. As of September 28, 2007, we have a valuation allowance recorded against the majority of our deferred tax assets, resulting in net deferred tax assets of $0.6 million. We do not expect to recognize any domestic income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized.
We are subject to income taxes in the United States and numerous foreign jurisdictions and have also acquired and divested certain businesses for which we have retained certain tax liabilities. In the ordinary course of our business, there are many transactions and calculations in which the ultimate tax determination is uncertain and significant judgment is required in determining our worldwide provision for income taxes. We and our acquired and divested businesses are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and accruals. Based on the results of an audit, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.
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
Gain (Loss) on Equity Method Investments
Gain (loss) on equity method investments includes our share of the earnings or losses of the investments that are recorded under the equity method of accounting, as well as the gains and losses recognized on the sale of our equity method investments.
Gain on equity method investments for fiscal 2007 primarily consisted of a $50.3 million gain from the sale of our investment in Jazz.
Loss on equity method investments for fiscal 2006 primarily consisted of a $7.9 million loss from our investment in Jazz including our share of Jazz’s expense related to the cancellation of the wafer supply and services agreement.
Loss on equity method investments for fiscal 2005 primarily consisted of a $7.8 million loss from our investment in Jazz and $2.8 million of losses from our other equity method investments.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Total cash, cash equivalents and marketable securities were as follows:

	September 28,	September 29,
(in thousands)	2007	2006
Cash and cash equivalents	$235,605	$225,626
Marketable debt securities	—	83,620

Subtotal	235,605	309,246

Marketable equity securities – Skyworks (6.2 million shares at September 29, 2006)	—	32,089

Total cash, cash equivalents and marketable securities	$235,605	$341,335

Our cash, cash equivalents and marketable securities decreased $105.7 million between September 29, 2006 and September 28, 2007. The decrease was primarily due to the retirement of the remaining $456.5 million principal amount of our 4.00% convertible subordinated notes at maturity in February 2007, capital expenditures of $30.3 million, and cash used in operating activities of $11.9 million, which were partially offset by net proceeds of $264.8 million received upon issuance of our floating rate senior secured notes in November 2006 and $105.6 million of proceeds received for the sale of our investment in Jazz in fiscal 2007.
We also have other assets, including real estate in Newport Beach, California and a warrant to purchase 30 million shares of Mindspeed common stock. The value of the Mindspeed warrant of $15.5 million is reflected as a long-term asset on our consolidated balance sheet as of September 28, 2007.  The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value.  Further, there is no assurance that the equity markets would allow us to liquidate a substantial portion of this warrant within a short time period without significantly impacting the market value of Mindspeed’s common stock and the warrant.
At September 28, 2007, we had a total of $250.0 million aggregate principal amount of convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
At September 28, 2007, we also had a total of $275.0 million aggregate principal amount of floating rate senior secured notes outstanding. These notes are due in November 2010, but we are required to offer to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our investment in Jazz in February 2007 and the sale of two other equity investments in January 2007 qualify as asset dispositions requiring us to make offers to repurchase a portion of the notes no later than 361 days following the respective asset dispositions. Based on the proceeds received from these asset dispositions and our estimates of cash investments in assets (other than current assets) related to our business to be made within 360 days following the asset dispositions, we estimate that we will be required to make offers to repurchase approximately $58.0 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest, in the second quarter of fiscal 2008.
We also have an $80.0 million credit facility with a bank, under which we had borrowed $80.0 million as of September 28, 2007.  The term of this credit facility has been extended through November 28, 2008, and the facility remains subject to additional 364-day extensions at the discretion of the bank.
We believe that our existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months, including the portion of our floating rate senior subordinated notes which we are required to make an offer to repurchase due to the asset sales we had in early calendar 2007.
Cash flows are as follows (in thousands):

	Fiscal Year Ended
	2007	2006	2005
Net cash used in operating activities	$(11,851)	$(68,325)	$(59,758)
Net cash provided by investing activities	205,179	2,647	122,190
Net cash (used in) provided by financing activities	(183,349)	88,600	1,241

Net increase in cash and cash equivalents	$9,979	$22,922	$63,673

Cash used in operating activities was $11.9 million for fiscal 2007 compared to $68.3 million for fiscal 2006. During fiscal 2007 we used $37.1 million of cash from operations and made payments totaling $22.2 million for restructuring related items. These cash outflows were partially offset by $47.5 million of net favorable changes in our working capital (accounts receivable, inventories and accounts payable). The net favorable working capital change was mainly caused by a decrease in days sales outstanding (DSO) from 46 days in the September 2006 quarter to 40 days in the September 2007 quarter as a result of improved collections and sales linearity and decreased inventory levels resulting from reductions in channel inventory and revenue declines.
Cash used in operating activities was $68.3 million for fiscal 2006 compared to $59.8 million for fiscal 2005. Cash generated from operations during fiscal 2006 was $69.2 million, which was more than offset by $31.4 million of net unfavorable changes in our working capital (accounts receivable, inventories and accounts payable), a $70.0 million payment related to the settlement of our litigation with Texas Instruments, $12.5 million of legal costs associated with the Texas Instruments litigation, and $23.6 million of payments related to other special charges and restructuring related items. The net unfavorable working capital change was mainly caused by an increase in days sales outstanding (DSO) from 37 days in the September 2005 quarter to 46 days in the September 2006 quarter. This DSO increase was primarily the result of sales linearity in the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005.

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
Cash provided by investing activities was $205.2 million for fiscal 2007 compared to $2.6 million for fiscal 2006. The increase is the result of cash proceeds generated on the fiscal 2007 sales of our equity investment in Jazz of $105.6 million, our stock ownership interest in Jazz of $4.2 million, our stock ownership in Skyworks of $50.4 million and the liquidation of our marketable security investments of $100.6 million.
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
Cash used in financing activities was $183.3 million for fiscal 2007 compared to cash provided by financing activities of $88.6 million for fiscal 2006. The increased use of cash in financing activities is the net result of our retirement of $456.5 million aggregate principal amount of 4.00% convertible subordinated notes due February 2007 offset by the issuance of $275.0 million aggregate principal amount of floating rate senior secured notes in November 2006.
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

Contractual obligations at September 28, 2007 were as follows:

	Payments due by period
		Less than 1			More than 5
(in thousands)	Total	year	1-3 years	3-5 years	years
Long-term debt	$525,000	$58,000	$—	$467,000	$—
Short-term debt	80,000	80,000	—	—	—
Interest on debt	107,303	36,988	60,364	9,951	—
Operating leases	144,123	27,737	42,307	25,768	48,311
Capital leases	48	48	—	—	—
Assigned leases	3,068	717	1,282	1,069	—
Purchase commitments	56,007	35,017	15,540	5,450	—
Capital commitments	3,011	3,011	—	—	—

	$918,560	$241,518	$119,493	$509,238	$48,311

(1) The above table excludes the impact of the October 2007 extension of the $80.0 million credit facility. The credit facility was extended to November 28, 2008.
As discussed above, the holders of the $250.0 million convertible subordinated notes due March 2026 could require us to repurchase all or part of their notes as early as March 1, 2011. As a result, the convertible subordinated notes are presented as being due in 3-5 years in the table above. Also as discussed above, we are required to offer to repurchase all or part of the $275.0 million senior secured notes due November 2010 with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our investment in Jazz in February 2007 and the sale of two other equity investments in January 2007 qualify as asset dispositions requiring us to make offers to repurchase a portion of the notes no later than 361 days following the respective asset dispositions. Based on the proceeds received from these asset dispositions and our estimates of cash investments in assets (other than current assets) related to our business to be made within 360 days following the asset dispositions, we estimate that we will be required to make offers to repurchase approximately $58.0 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest, in the second quarter of fiscal 2008. As such, $58.0 million of the senior secured notes are presented as being due in less than one year in the table above.
At September 28, 2007, the Company had many sublease arrangements on operating leases for terms ranging from near term to approximately eight years. Aggregate scheduled sublease income based on current terms is approximately $27.2 million and is not reflected in the table above.
In October 2006, we acquired the assets of Zarlink Semiconductor Inc.’s packet switching business for $5.0 million. Under the terms of the Zarlink acquisition, we may be required to pay additional amounts based upon the achievement of certain revenue targets. As of September 28, 2007, we estimated an additional and final purchase payment of $0.8 million to be paid in December 2007.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. We adopted SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have a material effect on our financial position or results of operations.
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
Revenue recognition
Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the products are sold by the distributors to third parties. At September 28, 2007 and September 29, 2006, deferred revenue related to sales to these distributors was $5.5 million and $6.7 million, respectively. Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. At September 28, 2007 and September 29, 2006, deferred revenue related to shipments of products for which we have on-going performance obligations was $3.0 million and $6.6 million, respectively. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with SFAS No. 48. Development revenue is recognized when services are performed and was not significant for any periods presented.
Our revenue recognition policy is significant because our revenue is a key component of our operations and the timing of revenue recognition determines the timing of certain expenses, such as sales commissions. Revenue results are difficult to predict, and any shortfall in revenues could cause our operating results to vary significantly from period to period.
Allowance for doubtful accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We use a specific identification method for some items, and a percentage of aged receivables for others. The percentages are determined based on our past experience. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required. At September 28, 2007 and September 29, 2006, our allowances for doubtful accounts were $1.7 million and $0.8 million, respectively.
Inventories
We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand or product pricing is lower than originally projected, additional inventory write-downs may be required. Further, on a quarterly basis, we assess the net realizable value of our inventories. When the estimated average selling price of our inventory net of selling expenses falls below our inventory cost, we adjust our inventory to its current estimated market value. At September 28, 2007 and September 29, 2006, our inventory reserves were $22.6 million and $38.4 million, respectively.
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
Deferred income taxes
We evaluate our deferred income tax assets and assess the need for a valuation allowance quarterly. We record a valuation allowance to reduce our deferred income tax assets to the net amount that is more likely than not to be realized. Our assessment of the need for a valuation allowance is based upon our history of operating results, expectations of future taxable income and the ongoing prudent and feasible tax planning strategies available to us. In the event that we determine that we will not be able to realize all or part of our deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged against income in the period such determination is made. Likewise, in the event we were to determine that we will more likely than not be able to realize our deferred income tax assets in the future in excess of the net recorded amount, an adjustment to the deferred income tax assets would increase income in the period such determination is made. To the extent that we realize a benefit from reducing the valuation allowance on acquired deferred income tax assets, the benefit will be credited to goodwill.
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
As permitted under SFAS No. 123(R), we elected to recognize compensation cost for all options with graded vesting granted on or after October 1, 2005 on a straight-line basis over the vesting period of the entire option. For options with graded vesting granted prior to October 1, 2005, we will continue to recognize compensation cost over the vesting period following the accelerated recognition method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” as if each underlying vesting date represented a separate option grant. Under SFAS No. 123(R), we record in our consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after October 1, 2005 under the provisions of SFAS No. 123(R) and (ii) compensation cost for the unvested portion of options granted prior to October 1, 2005 over their remaining vesting periods using the fair value amounts previously measured under SFAS No. 123(R) for pro forma disclosure purposes.
Consistent with the valuation method for the disclosure-only provisions of SFAS No. 123(R), we use the Black-Scholes-Merton model to value the compensation expense associated with stock options under SFAS No. 123(R). In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
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
Consistent with the provisions of SFAS No. 123(R), we measure service based awards at the stock price on the grant-date, performance based awards at the stock price on the grant-date effected for performance conditions which we believe may impact vesting or exercisability and market performance based awards using the Monte Carlo Simulation Method giving consideration to the range of various vesting probabilities.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our financial instruments include cash and cash equivalents, the Mindspeed warrant, short-term debt and long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after tax returns on our investment portfolio. Consequently, we invest with only high credit quality issuers, and we limit the amount of our credit exposure to any one issuer.
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 28, 2007, the carrying value of our cash and cash equivalents approximates fair value.
We hold a warrant to purchase 30 million shares of Mindspeed common stock at an exercise price of $3.408 per share through June 2013. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of September 28, 2007, a 10% decrease in the market price of Mindspeed’s common stock would result in a decrease in the fair value of this warrant of approximately $2.4 million. At September 28, 2007, the market price of Mindspeed’s common stock was $1.73 per share. During fiscal 2007, the market price of Mindspeed’s common stock ranged from a low of $1.55 per share to a high of $2.56 per share.
Our short-term debt consists of borrowings under a 364-day credit facility. Interest related to our short-term debt is at 7-day LIBOR plus 0.6%, which is reset quarterly and was approximately 5.67% at September 28, 2007. We do not believe our short-term debt is subject to significant market risk.
Our long-term debt consists of convertible subordinated notes with interest at fixed rates and floating rate senior secured notes. Interest related to our floating rate senior secured notes is at three-month LIBOR plus 3.75%, which is reset quarterly and was approximately 9.31% at September 28, 2007. The fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.
The following table shows the fair values of our financial instruments as of September 28, 2007 (in thousands):

(in thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$235,605	$235,605
Mindspeed warrant	15,519	15,519
Short-term debt	80,000	80,000
Long-term debt: senior secured notes	275,000	276,375
Long-term debt: convertible subordinated notes	250,000	207,969
We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, from time to time, we offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At September 28, 2007, we had outstanding foreign currency forward exchange contracts with a notional amount of 807 million Indian Rupees, approximately $19.5 million, maturing at various dates through February 2008. Based on the fair values of these contracts at September 28, 2007, we recorded a derivative asset of $0.8 million at September 28, 2007. Based on our overall currency rate exposure at September 28, 2007, a 10% change in the currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data
CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 28,	September 29,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$235,605	$225,626
Marketable securities	—	115,709
Restricted cash	8,800	8,800
Receivables, net of allowances of $1,659 and $842, respectively	80,906	123,025
Inventories, net	63,174	97,460
Other current assets	20,361	19,353

Total current assets	408,846	589,973

Property, plant and equipment, net	67,967	65,405
Goodwill	406,323	710,790
Intangible assets, net	26,067	76,008
Other assets	76,766	131,449

Total assets	$985,969	$1,573,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$58,000	$188,375
Short-term debt	80,000	80,000
Accounts payable	80,667	113,690
Accrued compensation and benefits	26,154	28,307
Other current liabilities	70,631	51,966

Total current liabilities	315,452	462,338

Long-term debt	467,000	518,125
Other liabilities	57,002	83,064

Total liabilities	839,454	1,063,527

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 492,362 and 486,482 shares issued; and 492,362 and 485,200 shares outstanding	4,924	4,866
Treasury stock: zero and 1,282 shares, at cost	—	(5,823)
Additional paid-in capital	4,721,298	4,699,029
Accumulated deficit	(4,578,219)	(4,175,757)
Accumulated other comprehensive loss	(1,385)	(12,096)
Shareholder notes receivable	(103)	(121)

Total shareholders’ equity	146,515	510,098

Total liabilities and shareholders’ equity	$985,969	$1,573,625

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 28,	September 29,	September 30,
	2007	2006	2005
Net revenues	$808,869	$970,787	$722,739
Cost of goods sold (1)	450,537	542,309	493,973
Gain on cancellation of supply agreement	—	(17,500)	—

Gross margin	358,332	445,978	228,766

Operating expenses:
Research and development (1)	278,685	269,736	267,996
Selling, general and administrative (1)	107,030	131,226	117,861
Amortization of intangible assets	22,099	30,705	32,322
Asset impairments	350,913	85	3,761
Special charges	36,034	73,159	42,216

Total operating expenses	794,761	504,911	464,156

Operating loss	(436,429)	(58,933)	(235,390)

Interest expense	(48,986)	(38,130)	(33,691)
Other income (expense), net	36,148	(14,472)	106,055

Loss before income taxes and gain (loss) on equity method investments	(449,267)	(111,535)	(163,026)
Provision for income taxes	4,377	2,892	2,322

Loss before gain (loss) on equity method investments	(453,644)	(114,427)	(165,348)
Gain (loss) on equity method investments	51,182	(8,164)	(10,642)

Net loss	$(402,462)	$(122,591)	$(175,990)

Net loss per share — basic and diluted	$(0.82)	$(0.26)	$(0.37)

Shares used in basic and diluted per-share computations	489,402	479,325	470,658

(1)	These captions include non-cash employee stock-based compensation expense as follows (see Note 1):

	Fiscal Year Ended
	September 28,	September 29,	September 30,
	2007	2006	2005
Cost of goods sold	$473	$494	$—
Research and development	10,386	21,110	9,074
Selling, general and administrative	8,892	23,971	2,976
See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	September 28,	September 29,	September 30,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(402,462)	$(122,591)	$(175,990)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of acquisitions:
Depreciation	25,091	19,670	18,594
Amortization of intangible assets	22,099	30,705	32,322
Asset impairments	350,913	—	—
Impairment of marketable and non-marketable securities	—	20,286	—
Provision for (reversal of) bad debts, net	20	(2,192)	(1,587)
(Reversal of) charges for inventory provisions, net	(606)	(1,884)	44,084
Deferred income taxes	231	(792)	—
Stock-based compensation	19,751	44,945	14,340
Decrease (increase) in fair value of derivative instruments	952	16,666	(7,147)
(Gains) losses on equity method investments	(51,182)	8,164	10,642
Gain on cancellation of supply agreement	—	(17,500)	—
Gain on sales of equity securities, investments and other assets	(17,016)	(5,659)	(91,264)
Other items, net	(4,920)	(2,813)	(1,229)
Changes in assets and liabilities:
Receivables	42,099	(33,593)	99,535
Inventories	36,131	(576)	57,786
Accounts payable	(30,732)	2,774	(33,249)
Agere patent litigation settlement	—	—	(8,000)
Accrued expenses and other current liabilities	3,710	(15,795)	(23,285)
Other, net	(5,930)	(8,140)	4,690

Net cash used in operating activities	(11,851)	(68,325)	(59,758)

Cash flows from investing activities
Proceeds from sale of equity securities and other assets	168,186	6,870	97,244
Proceeds from sales and maturities of marketable debt securities	100,573	146,219	68,985
Purchases of marketable securities	(27,029)	(93,646)	(49,628)
Purchases of property, plant and equipment	(30,322)	(34,011)	(21,791)
Payments for acquisitions, net of cash acquired	(5,029)	(11,531)	(18,817)
Purchases of equity securities	(1,200)	(2,454)	(2,817)
Restricted cash	—	(8,800)	—
Net proceeds from purchase and sale-leaseback of facility	—	—	49,014

Net cash provided by investing activities	205,179	2,647	122,190

Cash flows from financing activities
Proceeds from short-term debt, net of expenses of $1,198 and $1,541	(1,198)	78,459	—
Proceeds from long-term debt, net of expenses of $10,240 and $6,417	264,760	243,583	—
Repurchases and retirements of long-term debt	(456,500)	(254,684)	—
Proceeds from issuance of common stock	9,568	21,050	1,045
Repayment of shareholder notes receivable	21	192	196

Net cash (used in) provided by financing activities	(183,349)	88,600	1,241

Net increase in cash and cash equivalents	9,979	22,922	63,673
Cash and cash equivalents at beginning of year	225,626	202,704	139,031

Cash and cash equivalents at end of year	$235,605	$225,626	$202,704

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)

					Accumulated	Notes
			Additional		Other	Receivable			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	From	Treasury	Unearned	Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock Sales	Stock	Compensation	Equity
Balance at October 1, 2004	469,441	$4,694	$4,648,325	$(3,877,176)	$82,551	$(576)	$(5,584)	$(23,847)	$828,387

Net loss	—	—	—	(175,990)	—	—	—	—	(175,990)
Currency translation adjustment	—	—	—	—	(214)	—	—	—	(214)
Reclassification adjustment for realized gains on available-for-sale securities included in net loss	—	—	—	—	(85,290)	—	—	—	(85,290)
Change in unrealized losses on available-for-sale securities	—	—	—	—	(16,886)	—	—	—	(16,886)
Minimum pension liability adjustment	—	—	—	—	(2,173)	—	—	—	(2,173)

Comprehensive loss									(280,553)

Purchase acquisitions	—	—	—	—	—	—	—	(692)	(692)
Issuance of common stock	5,242	53	6,962	—	—	—	—	—	7,015
Interest earned on notes receivable	—	—	—	—	—	(20)	—	—	(20)
Settlement of notes receivable	—	—	—	—	—	292	—	—	292
Stock option modifications	—	—	2,614	—	—	—	—	—	2,614
Employee stock-based compensation expense	—	—	—	—	—	—	—	12,050	12,050

Balance at September 30, 2005	474,683	4,747	4,657,901	(4,053,166)	(22,012)	(304)	(5,584)	(12,489)	569,093

Net loss	—	—	—	(122,591)	—	—	—	—	(122,591)
Currency translation adjustment	—	—	—	—	(376)	—	—	—	(376)
Change in unrealized gain on foreign currency forward hedge contracts	—	—	—	—	180	—	—	—	180
Impairment of marketable securities	—	—	—	—	18,870	—	—	—	18,870
Change in unrealized losses on available-for-sale securities	—	—	—	—	(11,007)	—	—	—	(11,007)
Minimum pension liability adjustment	—	—	—	—	2,249	—	—	—	2,249

Comprehensive loss									(112,675)

Cumulative effect of change in accounting principle (Note 1)	—	—	(20,691)	—	—	—	—	12,489	(8,202)
Issuance of common stock	11,799	119	21,505	—	—	—	—	—	21,624
Purchase of treasury stock	—	—	—	—	—	—	(239)	—	(239)
Interest earned on notes receivable	—	—	—	—	—	(9)	—	—	(9)
Settlement of notes receivable	—	—	—	—	—	192	—	—	192
Payment of acquisition-related share price guarantee	—	—	(4,631)	—	—	—	—	—	(4,631)
Employee stock-based compensation expense	—	—	44,945	—	—	—	—	—	44,945

Balance at September 29, 2006	486,482	4,866	4,699,029	(4,175,757)	(12,096)	(121)	(5,823)	—	510,098

Net loss	—	—	—	(402,462)	—	—	—	—	(402,462)
Currency translation adjustment	—	—	—	—	5,790	—	—	—	5,790
Change in unrealized gain on foreign currency forward hedge contracts	—	—	—	—	200	—	—	—	200
Change in unrealized losses on available-for-sale securities	—	—	—	—	1,855	—	—	—	1,855
Minimum pension liability adjustment	—	—	—	—	2,866	—	—	—	2,866

Comprehensive loss									(391,751)

Issuance of common stock	7,162	71	9,866	—	—	—	—	—	9,937
Cancellation of treasury stock	(1,282)	(13)	(5,810)	—	—	—	5,823	—	—
Interest earned on notes receivable	—	—	—	—	—	(4)	—	—	(4)
Settlement of notes receivable	—	—	—	—	—	22	—	—	22
Employee stock-based compensation expense	—	—	18,213	—	—	—	—	—	18,213

Balance at September 28, 2007	492,362	$4,924	$4,721,298	$(4,578,219)	$(1,385)	$(103)	$—	$—	$146,515

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Basis of Presentation and Significant Accounting Policies
Conexant Systems, Inc. (Conexant or the Company) designs, develops and sells semiconductor system solutions, comprised of semiconductor devices, software and reference designs for use in broadband communications applications that enable high-speed transmission, processing and distribution of audio, video, voice and data to and throughout homes and business enterprises worldwide. The Company’s access solutions connect people through personal communications access products, such as personal computers (PCs) and television set-top boxes (STBs), to audio, video, voice and data services over wireless and wire line broadband connections as well as over dial-up Internet connections. The Company’s central office solutions are used by service providers to deliver high-speed audio, video, voice and data services over copper telephone lines and optical fiber networks to homes and businesses around the globe. In addition, media processing products enable the capture, display, storage, playback and transfer of audio and video content in applications throughout home and small office environments. These solutions enable broadband connections and network content to be shared throughout a home or small office-home office environment using a variety of communications devices.
Basis of Presentation – The consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and each of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. Fiscal years 2007, 2006, and 2005 were 52-week years and ended on September 28, 2007, September 29, 2006, and September 30, 2005, respectively.
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
Revenue Recognition – The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the products are sold by the distributors to third parties. At September 28, 2007 and September 29, 2006, deferred revenue related to sales to these distributors was $5.5 million and $6.7 million, respectively. Revenue with respect to sales to customers to whom the Company has significant obligations after delivery is deferred until all significant obligations have been completed. At September 28, 2007 and September 29, 2006, deferred revenue related to shipments of products for which the Company has on-going performance obligations was $3.0 million and $6.6 million, respectively. The majority of the Company’s distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to reasonably estimate and establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Cash and Cash Equivalents – The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.
Marketable Securities – At September 28, 2007, the Company held no marketable securities. At September 29, 2006, the Company’s marketable securities were classified as available-for-sale and were reported at fair value on the accompanying consolidated balance sheets.  Unrealized gains and losses were reported in accumulated other comprehensive income (loss), a component of shareholders’ equity, on the Company’s consolidated balance sheets.  Realized gains and losses and declines in value deemed to be other-than-temporary were included in other income, net in the accompanying consolidated statements of operations. In determining whether a decline in value is other-than-temporary, the Company evaluated, among other factors, (i) the duration and extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of available-for-sale securities were determined using the specific-identification method. The Company did not hold any securities for speculative or trading purposes.
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
Investments – The Company accounts for non-marketable investments using the equity method of accounting if the investment gives the Company the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions. The Company records its share of the investees’ earnings or losses in other expense (income), net in the accompanying consolidated statements of operations. Additional investments by other parties in the investee will result in a reduction in the Company’s ownership interest, and the resulting gain or loss will be recorded in other expense (income), net in the consolidated statements of operations. Where the Company is unable to exercise significant influence over the investee, investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. See Note 13 for information regarding other-than-temporary impairment charges recorded during fiscal 2006.
Long-Lived Assets – Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The determination of recoverability is based on an estimate of

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models. See Note 11 for information regarding impairment charges for long-lived assets recorded during fiscal 2007 and 2005.
Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. In fiscal 2007 the Company performed assessments of goodwill. These assessments resulted from the reduction in revenue forecasts due to declines in the Broadband Media product lines caused by delays in new product releases and certain customer programs which impacted sales volume projections and the Company’s decision to no longer pursue the development of products within the Embedded Wireless Networking reporting unit. The impact of the revenue forecast reductions resulted in impairment charges of $309.5 million in fiscal 2007. See Note 5 for information regarding the impairment charges recorded in fiscal 2007.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Derivative Financial Instruments – The Company’s derivative financial instruments as of September 28, 2007 principally consist of (i) the Company’s warrant to purchase 30 million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock and (ii) foreign currency forward exchange contracts. See Note 5 for information regarding the Mindspeed warrant.
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
At September 28, 2007, the Company had outstanding foreign currency forward exchange contracts with a notional amount of 807 million Indian Rupees, approximately $19.5 million, maturing at various dates through February 2008. Based on the fair values of these contracts, the Company recorded a derivative asset of $0.8 million at September 28, 2007. During fiscal 2007, 2006, and 2005, there were no significant gains or losses recognized in the statements of operations for hedge ineffectiveness.
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
The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive (in thousands):

	Fiscal Year Ended
	2007	2006	2005
Stock options and warrants	2,585	8,880	2,099
5.25% convertible subordinated notes due May 2006	—	3,626	5,840
4.25% convertible subordinated notes due May 2006	—	4,289	7,364
4.00% convertible subordinated notes due February 2007	4,887	11,362	12,137
4.00% convertible subordinated notes due March 2026	50,813	27,109	—

	58,285	55,266	27,440

Stock-Based Compensation – In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” This pronouncement amends SFAS No. 123, “Accounting for Stock-Based

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for prior interim periods or fiscal years. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company has elected to recognize compensation cost for all options with graded vesting granted on or after October 1, 2005 on a straight-line basis over the vesting period of the entire option. For options with graded vesting granted prior to October 1, 2005, the Company will continue to recognize compensation cost over the vesting period following the accelerated recognition method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” as if each underlying vesting date represented a separate option grant. Prior to the adoption of SFAS No. 123(R), the Company accounted for employee stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, as permitted by SFAS No. 123(R) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the intrinsic value method, the difference between the market price on the date of grant and the exercise price is charged to the statement of operations over the vesting period. Prior to the adoption of SFAS No. 123(R), the Company recognized compensation cost only for stock options issued with exercise prices set below market prices on the date of grant, which consisted principally of stock options granted to replace stock options of acquired businesses, and provided the necessary pro forma disclosures required under SFAS No. 123(R).
During fiscal 2005 the Company recognized compensation expense of $12.1 million for stock options under APB Opinion No. 25, which was charged to the consolidated statements of operations. For fiscal 2005 had stock-based compensation been accounted for based on the estimated grant date fair values, as defined by SFAS No. 123(R), the Company’s net loss and net loss per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

Fiscal Year Ended
2005
Net loss, as reported	$(175,990)
Add: stock-based compensation expense included in reported net loss, net of tax	12,050
Deduct: stock-based compensation expense determined under fair value method, net of tax	(61,805)

Net loss, pro forma	$(225,745)

Net loss per share:
Basic – as reported	$(0.37)
Basic – pro forma	$(0.48)

Diluted – as reported	$(0.37)
Diluted – pro forma	$(0.48)
Under SFAS No. 123(R), the Company now records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after October 1, 2005 under the provisions of SFAS No. 123(R) and (ii) compensation cost for the unvested portion of options granted prior to October 1, 2005 over their remaining vesting periods using the fair value amounts previously measured under SFAS No. 123(R) for pro forma disclosure purposes. During fiscal 2007 and 2006, the Company recognized compensation expense of $16.1 million and $40.7 million, respectively, for stock options, $2.2 million and $4.2 million, respectively, for employee stock purchase plan awards and $1.5 million and $0.6 million for market, performance and service condition based stock awards in its consolidated statement of operations.
Included in the compensation expense recognized during fiscal 2006 is $1.0 million of stock option modification charges relating to (i) the resignation of the Company’s President pursuant to the terms of his employment agreement, as amended, and (ii) the resignation of one member of our Board of Directors. These modifications

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Consistent with the valuation method for the disclosure-only provisions of SFAS No. 123(R), the Company uses the Black-Scholes-Merton model to value the compensation expense associated with stock options under SFAS No. 123(R). In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
Consistent with the provisions of SFAS 123(R), we measure the fair value of service-based awards and performance-based awards on the date of grant. Performance-based awards are evaluated for vesting probability each reporting period. Awards with market conditions are valued using the Monte Carlo Simulation Method giving consideration to the range of various vesting probabilities.
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options and employee stock purchase plan awards:

	Fiscal Year Ended
	2007	2006	2005
Stock option plans:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	68%	76%	85%
Risk-free interest rate	4.6%	4.5%	3.8%
Average expected life (in years)	4.93	5.25	4.90

Stock purchase plan:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	60%	76%	89%
Risk-free interest rate	4.8%	4.4%	4.1%
Average expected life (in years)	0.50	0.50	0.50

Performance Share Plans:
Expected dividend yield	0%	n/a	n/a
Expected stock price volatility	60%	n/a	n/a
Risk-free interest rate	4.8%	n/a	n/a
Average expected life (in years)	2.30	n/a	n/a
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
At September 28, 2007, there was one customer that accounted for 13% of the Company’s accounts receivable. There were no customers that accounted for more than 10% of the Company’s accounts receivable at September 29, 2006. In fiscal 2007, there was one distributor that accounted for 11% of net revenues. In fiscal 2006 and 2005, no customers accounted for 10% or more of net revenues.
Supplemental Cash Flow Information – Cash paid for interest was $43.0 million, $37.6 million and $30.3 million during fiscal 2007, 2006 and 2005, respectively. Net income taxes paid were $2.1 million, $1.6 million and $2.1 million during fiscal 2007, 2006 and 2005, respectively.
Non-cash investing activities consisted of (i) the purchase of $0.5 million and $2.0 million of property and equipment from suppliers on account in fiscal 2007 and 2006, respectively, and (ii) an additional investment in Jazz Semiconductor, Inc. (Jazz) of $16.3 million obtained as a result of the termination of a wafer supply and services agreement in fiscal 2006 (see Note 14).
Accumulated Other Comprehensive Income (Loss) – Other comprehensive income (loss) includes foreign currency translation adjustments, unrealized gains (losses) on marketable securities, unrealized gains (losses) on foreign currency forward exchange contracts, and minimum pension liability adjustments. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	September 28,	September 29,
	2007	2006
Foreign currency translation adjustments	$1,994	$(3,796)
Unrealized losses on marketable securities	—	(1,855)
Unrealized gains on foreign currency forward exchange contracts	380	180
Minimum pension liability adjustments	(3,759)	(6,625)

Accumulated other comprehensive loss	$(1,385)	$(12,096)

Business Enterprise Segments – The Company operates in one reportable segment, broadband communications. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although the Company had four operating segments at September 28, 2007, under the aggregation criteria set forth in SFAS No. 131, it only operates in one reportable segment, broadband communications.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. The Company adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have a material effect on the Company’s financial position or results of operations.
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
Reclassification – The Company has reclassified asset impairments from special charges to a separate line item in operating expenses and its share of the earnings and losses of its equity method investments from other income, net to a separate line item between provision for income taxes and net loss on its consolidated statements of operations for fiscal 2006 and 2005 to conform to the current period presentation. These reclassifications on the consolidated statements of operations did not affect the Company’s reported revenues, gross margin, operating loss

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
or net loss for either period. The following is a reconciliation of special charges and other income, net before and after the reclassification (in thousands):

	2006	2005
Special charges before reclassification	$73,244	$45,977
Asset impairments	(85)	(3,761)

Special charges after reclassification	$73,159	$42,216

Other income (expense), net, before reclassification	$(22,636)	$95,413
Losses on equity method investments	8,164	10,642

Other income (expense), net, after reclassification	$(14,472)	$106,055

2. Business Combinations
Fiscal 2007
In October 2006, the Company acquired the assets of Zarlink Semiconductor Inc.’s (Zarlink) packet switching business for an aggregate purchase price of $5.8 million. The terms of this acquisition include provisions under which Zarlink could receive additional amounts of up to $1.5 million through December 31, 2007 and up to $1.0 million through December 31, 2008 if certain revenue targets are achieved.  The $5.8 million aggregate purchase price includes $0.8 million of estimated final amounts which the Company expects to incur under the December 31, 2007 provision. The Company does not anticipate any additional amounts to be payable under the December 31, 2008 provision.
Of the $5.8 million purchase price, $0.7 million was allocated to net tangible assets, approximately $2.4 million was allocated to identifiable intangible assets, and the remaining $2.7 million was allocated to goodwill.  The identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives of approximately two years.
Fiscal 2005
In December 2004, the Company acquired all of the outstanding capital stock of Paxonet Communications, Inc. (Paxonet), a privately-held company headquartered in Fremont, California, with an engineering workforce primarily based in India.  The aggregate purchase price for this acquisition was $14.8 million.
Of the $14.8 purchase price, approximately $0.3 million was allocated to net tangible assets, approximately $0.7 million was allocated to unearned compensation representing the intrinsic value of unvested stock options exchanged in the transaction, approximately $1.4 million was allocated to identifiable intangible assets, and the remaining $12.4 million was allocated to goodwill.  The identifiable intangible assets are being amortized on a straight-line basis over their useful lives of between two and eight years, with a weighted-average life of approximately six years.
Both acquisitions were accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”  The Company’s statements of operations include the results of Zarlink and Paxonet from the dates of acquisition. The pro forma effect of these transactions was not material to the Company’s statements of operations for the fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005.
3. Sales of Assets
Fiscal 2007
In February 2007, the Company sold its approximate 42% ownership interest in Jazz Semiconductor to Acquicor Technology Inc. (Acquicor), which was renamed Jazz Technologies, Inc. after the transaction, and Jazz Semiconductor became a wholly-owned subsidiary of Jazz Technologies (Jazz). The Company received proceeds of $105.6 million and recognized a gain on the sale of the investment of $50.3 million in fiscal 2007. Additionally,

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
immediately prior to the closing of the sale, the Company made an equity investment of $10.0 million in stock of Jazz which the Company sold in the fourth quarter of fiscal 2007 resulting in a realized loss of $5.8 million on the sale of the shares.
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
The Company continues to occupy one of the buildings under a ten year lease expiring March 2015. The other building was leased back to the Company for a period of 39 months with an option to extend the lease for an additional 24 months. The Company has exercised the option and has subleased this building to Mindspeed for the entire term of the lease.
The net gain on the sale of $43.6 million has been deferred and is included in other long-term liabilities on the accompanying consolidated balance sheets, and will be recognized as a reduction to rent expense ratably over the terms of the respective leases. As of September 28, 2007, the unamortized deferred gain is $26.2 million, the future minimum lease payments on these buildings are $41.6 million, and the expected future sublease income from Mindspeed is $11.0 million.
In fiscal 2005, the Company sold its remaining common stock ownership in SiRF Technology Holdings, Inc. (SiRF), representing approximately 5.9 million shares, for net proceeds of $93.8 million, which resulted in a gain of $89.8 million.
4. Marketable Securities
The Company did not hold any marketable securities at September 28, 2007. As of September 29, 2006 available-for-sale securities classified as current assets consisted of the following (in thousands):

		Gross	Gross
	Cost or	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
September 29, 2006:
Corporate debt securities	$22,719	$30	$(29)	$22,720
U.S. government agency securities	60,777	134	(11)	60,900
Equity securities	34,068	—	(1,979)	32,089

	$117,564	$164	$(2,019)	$115,709

The Company’s marketable equity securities at September 29, 2006 consisted of 6.2 million shares of Skyworks Solutions, Inc. (Skyworks) common stock. The Company’s original cost basis in these shares was $8.49 per share, and the market value at September 29, 2006 was $5.19 per share. At June 30, 2006, the market value of these securities had been less than the Company’s cost basis for approximately one year. At that time, the Company had evaluated the near-term prospects of Skyworks in relation to the magnitude and duration of the impairment, as well as the Company’s intent and ability to hold the shares for a reasonable period of time sufficient for a recovery of fair value. As a result the Company considered these securities to be other-than-temporarily impaired at June 30, 2006 and recorded an impairment charge of $18.5 million in its consolidated statement of operations. This impairment charge was recognized by reclassifying the unrealized loss that was included in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheet to other income (expense), net. This charge permanently reduced the Company’s basis in the Skyworks shares to $5.51 per share, which was the Skyworks closing share price on the Nasdaq National Market on June 30, 2006. In fiscal 2007, the Company sold all of the 6.2

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
million shares of Skyworks for an average price per share of $8.14 resulting in a gain on sale of marketable securities of $16.3 million.
5. Supplemental Balance Sheet Data
Inventories
Inventories consist of the following (in thousands):

	September 28,	September 29,
	2007	2006
Work-in-process	$24,219	$53,884
Finished goods	38,955	43,576

	$63,174	$97,460

At September 28, 2007 and September 29, 2006, inventories are net of excess and obsolete (E&O) inventory reserves of $22.2 million and $36.6 million, respectively. In addition, at September 28, 2007 and September 29, 2006, inventories are net of lower of cost or market (LCM) reserves of $0.4 million and $1.8 million, respectively.
Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	September 28,	September 29,
	2007	2006
Land	$2,007	$1,960
Land and leasehold improvements	14,132	9,683
Buildings	22,144	34,613
Machinery and equipment	166,657	151,100
Construction in progress	2,197	6,273

	207,137	203,629
Accumulated depreciation and amortization	(139,170)	(138,224)

	$67,967	$65,405

Property, Plant and Equipment are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. During fiscal 2007, the Company decided to discontinue further investment in stand alone wireless networking product lines resulting in the recognition of $6.1 million in impairment charges related to property, plant and equipment supporting the stand alone wireless products.
Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

	Fiscal Year Ended
	2007	2006
Goodwill at beginning of period	$710,790	$717,013
Additions	2,675	3,000
Impairments	(309,500)	—
Other Adjustments	2,358	(9,223)

Goodwill at end of period	$406,323	$710,790

Impairments
Goodwill is tested at the reporting unit level annually and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The fair values of the reporting units are determined using a combination of a discounted cash flow model and revenue multiple model. During fiscal 2007,

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
the Company recognized $309.5 million in impairment charges related to goodwill. The fiscal 2007 goodwill impairments resulted from declines in the performance of certain broadband media products and declines in the performance of the embedded wireless network products coupled with the Company’s decision to discontinue further investment in stand-alone wireless networking product lines.
Additions
During fiscal 2007, the Company recorded $2.7 million of additional goodwill as a result of the acquisition of the assets of Zarlink’s packet switching business in October 2006. See Note 2 for further information regarding the Zarlink acquisition.
During fiscal 2006, the Company recorded $3.0 million of additional goodwill related to an earn-out for a previous business combination. In fiscal 2006, the Company also recorded other adjustments to reduce goodwill by $9.2 million, primarily consisting of an $8.2 million adjustment upon the adoption of SFAS No. 123(R) (see Note 1).
Intangible Assets
Intangible assets consist of the following (in thousands):

	September 28, 2007			September 29, 2006
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Developed technology	$75,865	$(54,605)	$21,260	$139,483	$(74,477)	$65,006
Product licenses	9,327	(6,547)	2,780	12,769	(5,263)	7,506
Other intangible assets	6,015	(3,988)	2,027	7,015	(3,519)	3,496

	$91,207	$(65,140)	$26,067	$159,267	$(83,259)	$76,008

Intangible assets are being amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	Fiscal Year Ending
	2008	2009	2010	2011	2012	Thereafter
Amortization expense	$15,429	$7,699	$1,214	$680	$402	$643
Intangible assets are continually monitored and reviewed for impairment or revisions to the estimated useful life whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Due to declines in the performance of embedded wireless network products coupled with the Company’s decision to discontinue further investment in the stand-alone wireless networking product lines, impairment testing was performed on the intangible assets supporting the embedded wireless product lines. The fair values of the intangible assets were determined using a non-discounted cash flow model for those intangible assets with no future contribution to the discontinued wireless technology. As a result of this impairment test, the Company recorded an impairment charge of $30.3 million in fiscal 2007.
Mindspeed Warrant
The Company has a warrant to purchase 30 million shares of Mindspeed common stock at an exercise price of $3.408 per share through June 2013. At September 28, 2007 and September 29, 2006, the market value of Mindspeed common stock was $1.73 per share. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (expense) income, net each period. At September 28, 2007 and September 29, 2006, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $15.5 million and $16.5 million, respectively. At September 28, 2007, the warrant was valued using the Black-Scholes-Merton model with expected terms for portions of the warrant varying from 1 to 5 years, expected volatility of 75%, a weighted average risk-free interest rate of 4.11% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.
The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.
Other Assets
Other assets at September 28, 2007 included the Company’s warrant to purchase 30 million shares of Mindspeed common stock of $15.5 million and non-marketable equity interests in early stage technology companies of $14.8 million. Investments at September 29, 2006 included the Company’s warrant to purchase 30 million shares of Mindspeed common stock of $16.5 million, non-marketable equity interests in early stage technology companies of $14.2 million and the Company’s investment in Jazz of $55.6 million.
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	September 28,	September 29,
	2007	2006
Accrued legal settlements	$20,047	$—
Restructuring and reorganization liabilities	13,835	5,481
Other	36,749	46,485

	$70,631	$51,966

6. Income Taxes
The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	2007	2006	2005
Current:
United States	$—	$—	$—
Foreign	4,015	3,555	1,842
State and local	131	129	480

Total current	4,146	3,684	2,322

Deferred:
United States	—	—	—
Foreign	231	(792)	—

Total deferred	231	(792)	—

	$4,377	$2,892	$2,322

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

	September 28,	September 29,
	2007	2006
Deferred tax assets:
Investments	$—	$78,137
Intangible assets	151,377	150,349
Capitalized research and development	312,314	307,666
Net operating losses	484,304	453,237
Research and development and investment credits	153,976	154,870
Other, net	203,150	158,774
Valuation allowance	(1,246,553)	(1,240,546)

Total deferred tax assets	58,568	62,487

Deferred tax liabilities:
Deferred state taxes	(58,007)	(61,695)

Total deferred tax liabilities	(58,007)	(61,695)

	$561	$792

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s cumulative losses, the Company concluded that a full valuation allowance was required as of October 1, 2004. In fiscal 2007 and 2006, certain foreign operations did not require a valuation allowance and a $0.6 million and $0.8 million, respectively, net deferred tax asset was recorded.
The valuation allowance increased $6.0 million during fiscal 2007. The deferred income tax assets at September 28, 2007 include $422.8 million of deferred income tax assets acquired in the merger with GlobespanVirata, Inc. To the extent the Company recognizes a future benefit from net deferred income tax assets acquired in the GlobespanVirata merger, the benefit will be recorded to goodwill.
As a result of SFAS 123(R), the Company’s deferred tax assets at September 28, 2007 and 2006 do not include $20.6 million and $20.1 million of excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryovers. Equity will be increased by $20.6 million if and when such excess tax benefits are ultimately realized.
As of September 28, 2007, the Company has U.S. Federal net operating loss carryforwards of approximately $1.4 billion that expire at various dates through 2027 and aggregate state net operating loss carryforwards of approximately $474.9 million that expire at various dates through 2017. The Company also has U.S. Federal and state income tax credit carryforwards of approximately $81.8 million and $72.2 million, respectively. The U.S. Federal credits expire at various dates through 2027. The state credit carryforwards include California Manufacturer’s Investment Credits of approximately $7.4 million that expire at various dates through 2011, while the remaining state credits have no expiration date.
During 2005, the Company and Rockwell received California sales tax refunds totaling $11.9 million that were received in lieu of claiming California Manufacturer’s Investment Credits generated by the Company prior its spin-off from Rockwell.  Pursuant to the tax allocation agreement between the two companies, Rockwell and Conexant retained $10.6 million and $1.3 million, respectively, of these sales tax refunds.
A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	2007	2006	2005
U.S. Federal statutory tax at 35%	$(139,330)	$(41,895)	$(60,784)
State taxes, net of federal effect	5,473	4,533	(7,102)
U.S. and foreign income taxes on foreign earnings	2,245	2,411	5,834
Research and development credits	(5,229)	(1,715)	(8,014)
Valuation allowance	26,587	36,914	74,287
Asset impairments	110,029	—	—
Stock options	2,743	3,386	—
Other	1,859	(742)	(1,899)

Provision for income taxes	$4,377	$2,892	$2,322

The rate reconciliation in fiscal 2006 reflects a $15.5 million increase in state taxes due to a change in the Company’s effective state tax rate from 5% to 4%. The offset is in the valuation allowance.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Loss before income taxes consists of the following components (in thousands):

	Fiscal Year Ended
	2007	2006	2005
United States	$(406,503)	$(128,982)	$(174,229)
Foreign	8,418	9,283	561

	$(398,085)	$(119,699)	$(173,668)

Certain of the Company’s foreign income tax returns for the years 2001 through 2006 are currently under examination. Management believes that adequate provision for income taxes has been made for all years, and the results of the examinations will not have a material impact on the Company’s financial position, cash flows or results of operations.
No provision has been made for U.S. Federal, state or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $6.5 million and $2.4 million of undistributed earnings of foreign subsidiaries as of September 28, 2007 and September 29, 2006, respectively, which have been or are intended to be permanently reinvested.
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
Concurrent with the Company’s agreements with Conexant USA, Conexant USA entered into an $80.0 million revolving credit agreement with a bank which is secured by purchased accounts receivable. This credit agreement had an initial term of 364 days, and in October 2007, the term of the credit agreement was extended through November 28, 2008. The credit agreement remains subject to additional 364-day renewal periods at the discretion of the bank. Conexant USA is required to maintain certain minimum amounts on deposit (restricted cash) with the bank during the term of the credit agreement. Borrowings under the credit agreement bear interest equal to 7-day LIBOR (reset quarterly) plus 0.6%. Additionally, Conexant USA pays a fee of 0.2% per annum for the unused portion of the line of credit.
The credit agreement requires the Company and its consolidated subsidiaries to maintain minimum levels of shareholders’ equity and cash and cash equivalents. Further, any failure by the Company or Conexant USA to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit agreement to immediately become due and payable. At September 28, 2007, Conexant USA had borrowed $80.0 million under this credit agreement and the Company was in compliance with all financial covenants. During the year ended September 28, 2007, the Company incurred fees of $1.2 million in connection with the extension of the credit agreement.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 28,	September 29,
	2007	2006
Floating rate senior secured notes due November 2010	$275,000	$—
4.00% convertible subordinated notes due February 2007	—	456,500
4.00% convertible subordinated notes due March 2026	250,000	250,000

Total	525,000	706,500
Less: current portion of long-term debt	(58,000)	(188,375)

Long-term debt	$467,000	$518,125

Floating rate senior secured notes due November 2010 – In November 2006, the Company issued $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010. Proceeds from this issuance, net of fees paid or payable, were approximately $264.8 million. The senior secured notes bear interest at three-month LIBOR (reset quarterly) plus 3.75%, and interest is payable in arrears quarterly on each February 15, May 15, August 15 and November 15, beginning on February 15, 2007. The senior secured notes are redeemable in whole or in part, at the option of the Company, at any time on or after November 15, 2008 at varying redemption prices that generally include premiums, which are defined in the indenture for the notes, plus accrued and unpaid interest. At any time prior to November 15, 2008, the Company may redeem up to 35% of the senior secured notes with proceeds of one or more offerings of the Company’s common stock at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest. The Company is required to offer to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to the Company’s business. In addition, upon a change of control, the Company is required to make an offer to redeem all of the senior secured notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. The floating rate senior secured notes rank equally in right of payment with all of the Company’s existing and future senior debt and senior to all of its existing and future subordinated debt. The notes are guaranteed by certain of the Company’s U.S. subsidiaries (the Subsidiary Guarantors). The guarantees rank equally in right of payment with all of the Subsidiary Guarantors’ existing and future senior debt and senior to all of the Subsidiary Guarantors’ existing and future subordinated debt. The notes and guarantees (and certain hedging obligations that may be entered into with respect thereto) are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Subsidiary Guarantors’ assets (other than accounts receivable and proceeds therefrom and subject to certain exceptions), including, but not limited to, the intellectual property, owned real property, plant and equipment now owned or hereafter acquired by the Company and the Subsidiary Guarantors. See Note 17 for financial information regarding the Subsidiary Guarantors.
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
The sale of the Company’s investment in Jazz in February 2007 and the sale of two other equity investments in January 2007 qualify as asset dispositions requiring the Company to make offers to repurchase a portion of the notes no later than 361 days following the respective asset dispositions. Based on the proceeds received from these asset dispositions and the Company’s estimates of cash investments in assets (other than current assets) related to the Company’s business to be made within 360 days following the asset dispositions, the Company estimates that it will be required to make offers to repurchase approximately $58.0 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest, in the second quarter of fiscal 2008. As a result, $58.0 million of the senior secured notes have been classified as current liabilities on the accompanying consolidated balance sheet at September 28, 2007.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
At September 28, 2007, the fair value of the floating rate senior secured notes, based on quoted market prices, was approximately $276.4 million compared to their carrying value of $275.0 million.
4.00% convertible subordinated notes due March 2026 – In March 2006, the Company issued $200.0 million principal amount of 4.00% convertible subordinated notes due March 2026 and, in May 2006, the initial purchaser of the notes exercised its option to purchase an additional $50.0 million principal amount of the 4.00% convertible subordinated notes due March 2026. Total proceeds to the Company from these issuances, net of issuance costs, were $243.6 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each March 1 and September 1, beginning on September 1, 2006. The notes are convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $4.92 per share, subject to adjustment for certain events. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Beginning on March 1, 2011, the notes may be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders may require the Company to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
At September 28, 2007, the fair value of the convertible subordinated notes (based on quoted market prices) was approximately $208.0 million compared to their carrying value of $250.0 million.
4.00% convertible subordinated notes due February 2007 – In February 2000, the Company issued $650.0 million principal amount of its 4.00% convertible subordinated notes due February 2007 for proceeds, net of issuance costs, of approximately $631.0 million. The notes were general unsecured obligations of the Company. Interest on the notes was payable in arrears semiannually on each February 1 and August 1. The notes were convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a conversion price of $42.43 per share, subject to adjustment for certain events. The notes were redeemable at the Company’s option at a declining premium to par. During fiscal 2001, 2003 and 2006, the Company purchased $35.0 million, $100.0 million and $58.5 million, respectively, principal amount of its 4.00% convertible subordinated notes at prevailing market prices In February 2007, the Company retired the remaining $456.5 million principal amount of these notes at maturity.
8. Commitments and Contingencies
Lease Commitments
The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $13.1 million, $15.8 million, and $21.1 million during fiscal 2007, 2006 and 2005, respectively.
At September 28, 2007, future minimum lease payments, net of sublease income, under non-cancelable operating leases were as follows (in thousands):

Fiscal Year Ending	Lease Payments	Sublease Income	Net Obligation
2008	$27,737	(7,841)	$19,896
2009	22,384	(6,994)	15,390
2010	19,923	(6,029)	13,894
2011	14,174	(1,885)	12,289
2012	11,594	(1,184)	10,410
Thereafter	48,311	(3,222)	45,089

Total future minimum lease payments	$144,123	$(27,155)	$116,968

The summary of future minimum lease payments includes an aggregate gross amount of $69.9 million of lease obligations that principally expire through fiscal 2021, which have been accrued for in connection with the

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Company’s reorganization and restructuring actions (see Note 12) and previous actions taken by GlobespanVirata, Inc. prior to its merger with the Company in February 2004.
At September 28, 2007, the Company is contingently liable for approximately $3.1 million in operating lease commitments on facility leases that were assigned to Mindspeed and Skyworks at the time of their separation from the Company.
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
IPO Litigation – In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. In June 2003, Conexant, Inc. and the named officers and directors entered into a memorandum of understanding outlining a settlement agreement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all the claims against the former GlobeSpan, Inc. officers and directors. The final settlement was executed in June 2004. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement, which bar orders have since been modified. On December 5, 2006, the United States Court of Appeals for the Second Circuit reversed the lower court ruling that no class was properly certified. It is not yet clear what impact this decision will have on the issuers’ settlement. The settlement remains subject to a number of conditions and final approval. It is possible that the settlement will not be approved.
Class Action Suit – In February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period.  This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan.  The plaintiff filed an amended complaint on August 11, 2005.  On October 12, 2005, the defendants filed a motion to dismiss this case.  The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006.  On March 31, 2006, the judge dismissed this case, and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006.  The appellate argument was held on April 19, 2007.  On July 31, 2007 the Third Circuit Court of Appeals vacated the District Court’s order dismissing Graden’s complaint and remanded the case for further proceedings.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Orckit – In August 2007, an arbitration panel had issued an interim ruling granting a $12.0 million damages award to Orckit Communications Ltd. (Orckit) in a contract dispute and that the arbitration panel also had the discretion to award Orckit attorneys fees and costs. Effective October 12, 2007, Conexant and Orckit settled and resolved their dispute, including coverage of attorney fees, for $18.6 million paid by Conexant.
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
Other
Tax Matter – In early fiscal 2007, the Company received a letter from a foreign jurisdiction proposing certain tax assessments related to an acquired foreign subsidiary.  The proposed assessments cover both pre- and post-acquisition periods.  The Company has been contractually indemnified for any assessments related to the pre-acquisition period, and management does not believe any assessments related to the post-acquisition period will be material.
Capital Investments – In connection with certain non-marketable equity investments, with carrying values totaling $7.2 million, the Company may be required to invest up to an additional $3.0 million as of September 28, 2007. These additional investments are subject to capital calls, and a decision by the Company not to participate could result in an impairment of the existing investments.
Litigation Charges
The Company recorded an $18.6 million charge during fiscal 2007 related to the settlement agreement with Orckit and $70.0 million during fiscal 2006 regarding the litigation with Texas Instruments.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Stock Option Plans
The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of September 28, 2007, approximately 50.9 million shares are available for grant under the stock option and long-term incentive plans. Stock options are generally granted with exercise prices of not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
A summary of stock option activity follows (shares in thousands):

	Fiscal Year Ended
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	103,782	$2.65	111,195	$2.81	127,120	$4.78
Granted	19,266	1.48	15,692	2.66	35,342	1.51
Assumed/exchanged in business combinations	—	—	—	—	590	0.87
Exercised	(3,366)	1.41	(7,886)	1.95	(831)	1.23
Forfeited or expired	(18,870)	3.05	(15,219)	4.17	(51,026)	5.65

Outstanding at end of year	100,812	2.39	103,782	2.65	111,195	2.81

Exercisable at end of year	67,530	2.68	72,513	2.88	72,235	3.34

The following table summarizes stock options outstanding at September 28, 2007 (shares in thousands):

	Outstanding			Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price
$ 0.20 – 0.86	285	2.74	$ 0.72	257	$ 0.76
1.03 – 1.49	40,466	5.55	1.45	21,586	1.47
1.50 – 1.99	6,395	6.81	1.64	1,684	1.72
2.00 – 2.49	3,921	3.82	2.27	2,370	2.34
2.50 – 2.99	33,241	3.23	2.68	25,596	2.69
3.00 – 3.49	11,747	3.22	3.42	11,544	3.42
3.51 – 4.96	2,771	4.60	3.98	2,595	3.99
5.02 – 9.93	1,662	2.75	6.41	1,575	6.37
10.06 – 96.93	324	2.61	36.77	323	36.80

	100,812			67,530

At September 28, 2007, of the 100.8 million stock options outstanding, approximately 82.2 million options were held by current employees and directors of the Company, and approximately 18.6 million options were held by employees of Rockwell, a former Rockwell business, or a former business of the Company (i.e., Mindspeed, Skyworks, Jazz) who remain employed by one of these businesses. At September 28, 2007, the options outstanding had an aggregate intrinsic value of $0.4 million and a weighted-average remaining contractual life of 4.4 years. At September 28, 2007, the options exercisable had an aggregate intrinsic value of $0.1 million and a weighted-average remaining contractual life of 3.2 years.
The weighted average grant-date fair values of options granted during fiscal 2007, 2006 and 2005 were $0.70 per share, $1.74 per share and $1.04 per share, respectively. The total intrinsic values of options exercised during fiscal 2007, 2006 and 2005 were $2.1 million, $8.9 million and $0.4 million, respectively. The total cash received from employees as a result of stock option exercises was $4.8 million during fiscal 2007.
At September 29, 2007, the total unrecognized fair value compensation cost related to unvested stock options and employee stock purchase plan awards was $24.0 million, which is expected to be recognized over a remaining weighted average period of approximately 2.4 years.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Directors Stock Plan
The Company has a Directors Stock Plan which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the Directors Stock Plan, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. During fiscal 2007 and 2006, no shares of common stock were issued under the Directors Stock Plan, and during fiscal 2005 approximately 8,400 shares were issued under the Directors Stock Plan. The Company issued approximately 0.2 million stock options under the Directors Stock Plan during fiscal 2007, 2006, and 2005, respectively. At September 28, 2007, approximately 0.7 million shares of the Company’s common stock are available for grant under the Directors Stock Plan.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (ESPP) which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or on the purchase date. Under the ESPP, employees may authorize the Company to withhold up to 15% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 2,000 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally 6 months in duration, but may be terminated earlier under certain circumstances. During fiscal 2007, 2006, and 2005, the Company issued 3.6 million, 3.8 million and 4.4 million shares of common stock under the ESPP at weighted-average prices per share of $1.31, $1.59 and $1.35, respectively. The weighted average fair values of the employees’ purchase rights granted in fiscal 2007, 2006 and 2005 were $0.48 per share, $0.96 per share, and $0.58 per share, respectively, using the Black-Scholes-Merton model. At September 29, 2007, an aggregate of 19.9 million shares of the Company’s common stock are reserved for future purchases under the ESPP, of which 15.0 million shares become available in 2.5 million share annual increases, subject to the Board of Directors selecting a lower amount.
2001 Performance Share Plan and 2004 New Hire Equity Incentive Plan
The Company’s long-term incentive plans also provide for the issuance of share-based awards to officers and other employees and certain non-employees of the Company. These awards are subject to forfeiture if employment terminates during the prescribed vesting period (generally within four years of the date of award) or, in certain cases, if prescribed performance criteria are not met.  The Company has the 2001 Performance Share Plan (Performance Plan) under which it originally reserved 4.0 million shares for issuance as well as the 2004 New Hire Equity Incentive Plan (New Hire Plan) under which it originally reserved 12.0 million shares for issuance.
Performance Plan
As of September 28, 2007, 700,000 shares of performance-based awards had been granted under the Performance Plan.  The performance-based awards may be settled, at the Company’s election at the time of payment, in cash, shares of common stock or any combination of cash and common stock. During fiscal 2007, the Company issued shares of common stock with a fair market value of $2.29 per share to an executive in satisfaction of his fiscal 2006 performance-based share award granted under his employment agreement. The total fair market value of the award was $0.6 million and was paid with 149,187 shares of common stock and cash.
During fiscal 2006, the Company issued performance-based shares at a fair value of $2.16 per share to an executive in satisfaction of his fiscal 2005 performance-based share award granted under his employment agreement. The total fair value of the award was $0.6 million and was paid with 154,879 shares of common stock and cash.
At September 28, 2007, approximately 2.2 million shares of the Company’s common stock are available for issuance under this plan, excluding the 900,000 shares reserved for issuance under the outstanding performance-based share awards discussed above.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
2004 New Hire Plan
As of September 28, 2007, Company had 1,860,000 shares of service-based awards granted under the New Hire Plan and 1,250,000 shares of awards with market conditions.  Of the service-based awards granted, 500,000 shares have a vesting period of one year and 1,360,000 shares have a three year vesting period.  The Company measures service-based awards at fair value on the grant-date.  The stock compensation cost of $2.8 million associated with these awards will be expensed ratably over the vesting periods of one to three years.
The share awards with market conditions will vest at a rate of one-third if the Company’s common stock sustains an average closing price of $3.00 over a 60 calendar day period, one-third if the Company’s common stock sustains an average closing price of $4.50 over a 60 calendar day period and one-third if the Company’s common stock sustains an average closing price of $6.00 over a 60 calendar day period. Any unvested portion of the performance restricted stock units will be forfeited five years after grant.  In the event of a change of control of the Company (as defined in the employment agreement), the vesting stock awards described above that are not vested will vest and, if not already vested, one-third of the performance restricted stock units described above will vest if the closing price of the Company’s common stock (or the price per share in the transaction that constitutes the change of control) on the date of the change of control is at least $3.00, an additional one-third will vest if such price is at least $4.50 and an additional one-third will vest if such price is at least $6.00.  The Company measures share awards with market conditions at fair value on the grant-date using valuation techniques in accordance with SFAS No. 123R, which give consideration to the range of various vesting probabilities.  The stock compensation cost of $0.8 million associated with these awards will be expensed ratably over the derived vesting period of approximately two years.
Through September 28, 2007, no shares issued under the 2004 New Hire Plan had vested, however the Company expensed $0.4 million related to these awards.
The summary of stock award share activity under the Performance Plan and the New Hire Plan follows (shares in thousands):

	2007	2006	2005
Outstanding at beginning of year	275	275	—
Granted	4,010	275	275
Vested	(149)	(155)	—
Forfeited or expired	(126)	(120)	—

Outstanding at end of year	4,010	275	275

10. Employee Benefit Plans
Retirement Savings Plans
The Company sponsors 401(k) retirement savings plans that allow eligible U.S. employees to contribute a portion of their compensation, on a pre-tax or after-tax basis, subject to annual limits. The Company may match employee contributions in whole or part up to specified levels, and the Company may make an additional discretionary contribution at fiscal year-end, based on the Company’s performance. Prior to June 4, 2004, all Company contributions to the retirement savings plans were invested in shares of the Company’s common stock and were vested immediately. Since June 4, 2004, Company contributions are made in cash, and are allocated based on the employee’s current investment elections. Participants may choose to purchase shares of the Company’s common stock as one of their investment options in the plan. Expense under the retirement savings plans was $3.8 million, $4.3 million, and $5.2 million for fiscal 2007, 2006 and 2005, respectively.
Retirement Medical Plan
The Company has a retirement medical plan which covers certain of its employees and provides for medical payments to eligible employees and dependents upon retirement. At the time of the spin-off from Rockwell, the Company ceased offering retirement medical coverage to active salaried employees. Effective January 1, 2003, the Company elected to wind-down this plan, and it will be phased out after December 31, 2007. Retirement medical

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
expense (credit), consisting principally of interest accrued on the accumulated retirement medical obligation and the effects of the wind-down of the plan beginning in fiscal 2003, was approximately $(3.6) million, $(3.3) million and $(3.4) million in fiscal 2007, 2006 and 2005, respectively. Future benefit payments are expected to be $0.1 million for fiscal 2008. No payments are expected beyond fiscal 2008.
The following tables represent activity for the Retirement Medical Plan (in thousands):

	Fiscal Year Ended
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$375	$1,624
Interest cost	14	35
Plan participants’ contributions	709	972
Actuarial gain	(234)	(546)
Benefits paid	(778)	(1,710)

Benefit obligation at end of year	$86	$375

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	69	738
Plan participants’ contributions	709	972
Benefits paid, including expenses	(778)	(1,710)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status to accrued benefit cost:
Funded status	$(86)	$(375)
Net actuarial loss	245	2,251
Net prior service credit	(1,393)	(6,967)
Adjustment for fourth quarter contributions	43	76

Accrued benefit cost	$(1,191)	$(5,015)

Weighted average assumptions for benefit obligations:
Measurement date	06/30/07	06/30/06
Discount rate	—	6.25%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

Weighted average assumptions for net periodic benefit costs:
Discount rate	6.25%	3.00%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

Components of net periodic benefit cost:
Interest cost	$14	$36
Amortization of prior service costs	(5,574)	(5,574)
Recognized net actuarial loss	1,771	2,108

Net periodic benefit cost	$(3,789)	$(3,430)

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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively postretirement benefit plans) to: recognize the funded status of their postretirement benefit plans in the statement of

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
financial position; recognize the gains or losses and prior service costs or credits as a component of other comprehensive income that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87); measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position; and provide additional disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.
For the fiscal year ending September 28, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial condition at September 28, 2007 has been included in the accompanying consolidated financial statements as described below. SFAS 158’s provisions regarding the change in the measurement date of postretirement benefit plans will require the Company to change its measurement date, beginning in fiscal year 2009, from June 26, 2009 to the Company’s fiscal year end date.
The effects of adopting the provisions of SFAS No. 158 on our Consolidated Balance Sheet at September 28, 2007 are presented in the following table (in thousands):

	Prior to Adopting	Effective of
	SFAS No. 158	Adopting SFAS No. 158	As Reported
Current liabilities	$807	$—	$807
Accumulated other comprehensive income	$4,906	$—	$4,906
The following tables represent activity for the VERP Plan (in thousands):

	Fiscal Year Ended
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$21,215	$24,440
Interest cost	1,261	1,178
Actuarial gain	(155)	(2,491)
Benefits paid	(1,857)	(1,912)

Benefit obligation at end of year	$20,464	$21,215

Change in plan assets:
Fair value of plan assets at beginning of year	$16,533	$15,627
Actual return on plan assets	2,478	656
Employer contributions	1,968	2,162
Benefits paid, including expenses	(1,857)	(1,912)

Fair value of plan assets at end of year	$19,122	$16,533

Reconciliation of funded status to net amounts recognized:
Funded status	$(1,342)	$(4,682)
Unrecognized net actuarial loss	—	6,730
Adjustment for fourth quarter expenses	—	(105)
Adjustment for fourth quarter contributions	535	844

Net amount recognized	$(807)	$2,827

Amounts recognized in the statement of financial position:
Accrued benefit liability	$(807)	$(3,798)
Accumulated other comprehensive income	4,906	6,625

Net amount recognized	$4,099	$2,827

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$20,464	$21,215
Accumulated benefit obligation	20,464	21,215
Fair value of plan assets at end of year	19,122	16,533

Weighted average assumptions for benefit obligations:
Measurement date	06/30/07	06/30/06
Discount rate	6.20%	6.23%
Expected long-term return on plan assets	7.00%	7.00%
Rate of compensation increase	N/A	N/A

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Fiscal Year Ended
	2007	2006
Weighted average assumptions for net periodic benefit costs:
Discount rate	6.23%	5.00%
Expected return on plan assets	7.00%	7.00%

Rate of compensation increase	N/A	N/A

Components of net periodic benefit cost recognized in other comprehensive income:
Interest cost	$1,261	$1,178
Expected return on plan assets	(1,121)	(1,082)
Recognized net actuarial loss	221	323

Net periodic benefit cost recognized in other comprehensive income	$361	$419

Estimated amortization from accumulated other comprehensive income into net periodic pension cost during fiscal 2008:
Interest cost	$148	$—

Weighted average asset allocation:
Equity securities	75.0%	69.0%
Debt securities	20.0%	21.0%
Other	5.0%	10.0%

Total	100.0%	100.0%

Expected benefit payouts during fiscal years ending:
2008	$1,783
2009	1,738
2010	1,710
2011	1,680
2012	1,662
Thereafter	7,987
The Company’s expected contribution to the plan for fiscal 2008 is $1.7 million. Net pension expense was approximately $0.4 million, $0.4 million and $1.0 million for fiscal 2007, 2006 and 2005, respectively.
11. Asset Impairments
During fiscal 2007, the Company recorded asset impairment charges of $350.9 million consisting primarily of goodwill impairment charges of $309.5 million, intangible impairment charges of $30.3 million and property, plant and equipment impairment charges of $6.1 million resulting from declines in the performance of certain broadband media products and declines in the embedded wireless network product lines coupled with the Company’s decision to discontinue further investment in stand-alone wireless networking product lines.. Additionally, the Company recorded a $3.4 million impairment charge for the early termination of an IP license agreement. See Note 5 for further information regarding the goodwill and intangible asset impairment charges.
During fiscal 2005, the Company recorded impairment charges of $3.8 million related to various operating assets which were determined to be redundant and no longer required as a result of restructuring activities. These assets have been abandoned.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
12. Special Charges
Special charges consist of the following (in thousands):

	Fiscal Year Ended
	2007	2006	2005
Litigation charges	$20,047	$70,000	$3,255
Restructuring charges	12,131	3,259	28,049
Other special charges	3,856	(100)	10,912

	$36,034	$73,159	$42,216

Litigation Charges
The Company recorded $20.0 million and $70.0 million in litigation charges during fiscal 2007 and fiscal 2006, respectively, to settle various legal matters. See Note 8 for further information regarding legal matters. The $3.3 million of litigation charges in fiscal 2005 relates to the settlements of other intellectual property litigation.
Restructuring Charges
The Company has implemented a number of cost reduction initiatives since late fiscal 2001 to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions. The costs and expenses associated with the restructuring activities, except for the liabilities associated with a fiscal 2004 merger related reorganization plan that related to the employees and facilities of GlobespanVirata, are included in special charges in the Company’s consolidated statements of operations. The costs and expenses that relate to the employees and facilities of GlobespanVirata have been recorded as acquired liabilities in the merger and included as part of the purchase price allocation in accordance with SFAS No. 141 and EITF 95-3. In May 2004, the GlobespanVirata subsidiary was renamed Conexant, Inc.
Fiscal 2007 Restructuring Actions – During fiscal 2007, the Company announced several facility closures and workforce reductions. In total, the Company has notified approximately 670 employees of their involuntary termination and recorded $9.5 million of total charges for the cost of severance benefits for the affected employees. Additionally, the Company recorded charges of $2.0 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). As a result, the Company recorded the net present value of the future lease obligations, in excess of the expected future sublease income and will accrete the remaining amounts into expense over the remaining terms of the leases through fiscal 2017. The non-cash facility accruals resulted from the reclassification of $4.9 million of deferred gains on the previous sale-leaseback of two facilities.
Activity and liability balances recorded as part of the Fiscal 2007 Restructuring Actions through September 28, 2007 were as follows (in thousands):

	Workforce	Facility
	Reductions	And Other	Total
Charged to costs and expenses	$9,477	$2,040	$11,517
Non-cash items	—	4,868	4,868
Cash payments	(5,841)	(268)	(6,109)

Restructuring balance, September 28, 2007	$3,636	$6,640	$10,276

Fiscal 2006 Restructuring Action – During fiscal 2006, the Company announced operating site closures and workforce reductions. In total, the Company notified approximately 130 employees of their involuntary termination. During fiscal 2006, the Company recorded total charges of $4.4 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who have been offered and have commenced the relocation process. Additionally, the Company recorded charges of $0.5

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The facility charges were determined in accordance with the provisions of SFAS No. 146. As a result, the Company recorded the net present value of the future lease obligations, in excess of the expected future sublease income and will accrete the remaining amounts into expense over the remaining term of the lease through fiscal 2008.
Activity and liability balances recorded as part of the Fiscal 2006 Restructuring Action through September 28, 2007 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$4,396	$468	$4,864
Cash payments	(3,180)	(76)	(3,256)

Restructuring balance, September 29, 2006	1,216	392	1,608
Charged to costs and expenses	55	119	174
Cash payments	(1,171)	(258)	(1,429)

Restructuring balance, September 28, 2007	$100	$253	$353

Fiscal 2005 and Prior Years Restructuring Actions – The Company initiated several restructuring actions during fiscal 2005, 2004, 2003 and 2002 as a result of (i) a shift of product development resources to lower-cost regions and cost savings from continued merger-related sales, general and administrative consolidation (ii) its merger with GlobespanVirata, (iii) lower than anticipated revenue levels, (iv) the divestiture of its Newport Beach wafer fabrication operations, and (v) the spin-off and merger of its wireless communications business with Alpha Industries, Inc. to form Skyworks.
The Fiscal 2005 Restructuring Action included the notification of approximately 255 employees of their involuntary termination and the consolidation of certain facilities under non-cancelable leases which were vacated. The facility charges were determined in accordance with the provisions of SFAS No. 146. As a result, the Company recorded the net present value of the future lease obligations, in excess of the expected future sublease income and will accrete the remaining amounts into expense over the remaining terms of the leases through fiscal 2021. The fiscal 2004 and prior years restructuring actions were completed during fiscal 2007.
Activity and liability balances recorded as part of the Fiscal 2005 and Prior Years Restructuring Actions through September 28, 2007 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, October 1, 2004	$5,672	$16,755	$22,427
Adjusted to purchase price allocation	12	(4,967)	(4,955)
Non-cash items	(46)	13,629	13,583
Charged to costs and expenses	21,212	6,837	28,049
Cash payments	(23,241)	(7,034)	(30,275)

Restructuring balance, September 30, 2005	3,609	25,220	28,829
Charged (credited) to costs and expenses	(2,544)	939	(1,605)
Reclassification to accrued compensation and benefits and other	1,844	55	1,899
Cash payments	(2,713)	(7,955)	(10,668)

Restructuring balance, September 29, 2006	196	18,259	18,455
Reclassification to other current liabilities and other liabilities	—	(2,687)	(2,687)
Charged to costs and expenses	—	440	440
Cash payments	(165)	(3,749)	(3,914)

Restructuring balance, September 28, 2007	$31	$12,263	$12,294

As of September 28, 2007, the Company has remaining restructuring accruals of $22.9 million, of which $3.8 million relates to workforce reductions and $19.1 million relates to facility and other costs. Of the $22.9 million of restructuring accruals at September 28, 2007, $13.8 million is included in other current liabilities and $9.1 million is included in other non-current liabilities in the accompanying consolidated balance sheet as of September 28, 2007. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2008 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
various dates through fiscal 2021. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.
Other Special Charges
During fiscal 2007, the Company recorded other special charges of $2.2 million related to the terms of certain separation agreements related to former executives of the Company.
During fiscal 2005, the Company incurred $7.7 million of costs related to the integration efforts of the employees, customers, operations and other business aspects related to the merger with GlobespanVirata, Inc. in February 2004 and $2.3 million of non-employee stock option and warrant modification charges.
13. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Fiscal Year Ended
	2007	2006	2005
Investment and interest income	$13,833	$17,921	$6,457
(Decrease) increase in the fair value of derivative instruments	(952)	(16,666)	7,147
Impairment of equity securities	—	(19,872)	—
Realized gains on sales of equity securities	17,016	4,414	91,285
Other, net	6,251	(269)	1,166

	$36,148	$(14,472)	$106,055

Other income (expense), net for fiscal 2007 was primarily comprised of $13.8 million of investment and interest income on invested cash balances and $17.0 million of gains on investments in equity securities, primarily the sale of the Skyworks shares.
Other income (expense), net for fiscal 2006 was comprised of a $19.9 million charge for the other-than-temporary impairment of equity securities (including an $18.5 million charge related to the Company’s 6.2 million shares of Skyworks common stock), a $16.7 million decrease in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to a decline in Mindspeed’s stock price during fiscal 2006, and $8.2 million of losses from the Company’s equity method investments, partially offset by $17.9 million of investment and interest income and $4.4 million of gains on sales of equity securities. The $8.2 million of losses from equity method investments includes the Company’s share of Jazz’s expense related to the cancellation of the wafer supply and services agreement.
Other income (expense), net for fiscal 2005 was primarily comprised of $91.3 million of gains on sales of equity securities (primarily from sales of approximately 5.9 million shares of SiRF Technologies Holdings, Inc.), a $7.1 million increase in the fair value of derivative instruments (primarily the Mindspeed warrant due to an increase in Mindspeed’s stock price during fiscal 2005), and $6.5 million of investment and interest income on invested cash balances, offset by $10.6 million of losses from the Company’s equity method investments.
14. Related Party Transactions
Jazz Semiconductor, Inc. (Jazz)
In February 2007, the Company sold its approximate 42% ownership interest in Jazz Semiconductor to Acquicor Technology Inc., which was renamed Jazz Technologies, Inc. after the transaction, and Jazz Semiconductor became a wholly-owned subsidiary of Jazz Technologies (Jazz). The Company received proceeds of $105.6 million, including collection of an escrow receivable of $6.8 million, as a result of this transaction. Immediately prior to the closing of the sale of Jazz, the Company made an equity investment of $10.0 million in Acquicor Technology Inc. and acquired 1.7 million shares of Jazz common stock. The Company deferred $5.8 million of the total gain on sale of Jazz until August 2007, when the 1.7 million shares of common stock were sold.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
At September 28, 2007 and September 29, 2006, the Company had net payables to Jazz of $3.4 million and $7.0 million, respectively.
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
During fiscal 2007, 2006 and 2005, the Company purchased wafers and probe services from Jazz totaling $28.0 million, $51.8 million and $49.4 million, respectively.
Lease Agreement – The Company also leases a fabrication facility to Jazz. During fiscal 2007, 2006 and 2005, the Company recorded income related to the Jazz lease agreement of $2.3 million, $2.7 million and $3.6 million, respectively. Payments received from Jazz for a portion of fiscal 2005 include the reimbursement of certain utilities expenses related to the fabrication facility that were paid by the Company.
Royalty Agreement – The Company has a royalty agreement with Jazz whereby Jazz pays the Company a royalty based on sales by Jazz of products manufactured using silicon-germanium (SiGE) process technology. During fiscal 2007 and 2006, the Company recorded $2.8 million and $0.5 million, respectively, of royalty income from Jazz related to the royalty agreement.
Services Agreements – The Company has a transition services agreement and information technology services agreement with Jazz to provide certain services to Jazz for a specified period of time subsequent to the formation of Jazz. During fiscal 2007, 2006 and 2005, the Company recorded income related to the services agreements of $0.1, $0.4 million and $1.7 million, respectively.
Mindspeed Technologies, Inc.
As of September 28, 2007, the Company holds a warrant to purchase 30 million shares of Mindspeed common stock at an exercise price of $3.408 per share exercisable through June 2013. In addition, two members of the Company’s Board of Directors, including its Chairman, also serve on the Board of Mindspeed. At September 29, 2006, the Company had a net receivable from Mindspeed of $0.1 million. There were no significant amounts due to or receivable from Mindspeed at September 28, 2007.
Lease Agreement – The Company subleases an office building to Mindspeed. Under the sublease agreement, Mindspeed pays amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. The Company recorded income related to the Mindspeed sublease agreement of $2.5 million during each of fiscal 2007 and 2006, and $3.6 million during fiscal 2005. Additionally, Mindspeed made payments directly to the Company’s landlord totaling $4.1 million, $4.0 million and $1.6 million in fiscal 2007, 2006 and 2005, respectively.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Skyworks Solutions, Inc. (Skyworks)
Two members of the Company’s Board of Directors, including its Chairman, also serve on the Board of Skyworks. At September 28, 2007 and September 29, 2006, the Company had a net payable to Skyworks of $0.1 million.
Inventory and Assembly and Test Services Purchases – During fiscal 2007, 2006 and 2005, the Company purchased inventory from Skyworks totaling $1.2 million, $1.9 million and $2.4 million, respectively. The Company also purchased assembly and test services from Skyworks totaling $12.2 million during fiscal 2005. There were no assembly or test services purchases during fiscal 2007 or 2006.
Sublease Rent Share Agreement – The Company has an agreement with Skyworks whereby the Company pays Skyworks two-thirds of the sublease income it receives related to certain facilities. Payments to Skyworks totaled $0.1 million, $0.6 million and $0.7 million during fiscal 2007, 2006 and 2005, respectively.
15. Segment Information
Geographic Regions:
Net revenues by geographic regions, based upon the country of destination, were as follows (in thousands):

	Fiscal Year Ended
	2007	2006	2005
United States	$55,972	$75,851	$70,192
Other Americas	35,671	23,871	14,988

Total Americas	91,643	99,722	85,180

China	444,849	486,100	332,441
South Korea	71,592	105,541	48,825
Taiwan	42,911	62,985	96,026
Other Asia-Pacific	109,392	144,206	103,065

Total Asia-Pacific	668,744	798,832	580,357

Europe, Middle East and Africa	48,482	72,233	57,202

	$808,869	$970,787	$722,739

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For fiscal 2007, there was one distribution customer that accounted for 11% of net revenues. For fiscal 2006 and 2005, no customer or distributor accounted for 10% or more of net revenues. Sales to the Company’s twenty largest customers represented approximately 68%, 67% and 64% of net revenues for fiscal 2007, 2006 and 2005, respectively.
Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	September 28,	September 29,
	2007	2006
United States	$84,267	$90,095
India	17,377	10,826
Other Asia-Pacific	10,934	7,117
Europe, Middle East and Africa	1,831	2,201

	$114,409	$110,239

Product Lines
Beginning in fiscal 2007, the Company changed the product line groupings in two of its operating units. Its convergence video products were realigned into the newly formed Imaging and PC Media unit (previously

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Universal Access) from its Broadband Media Processing unit. Net revenues by product line have been restated for all periods in order to conform to the groupings in effect during fiscal 2007.
Net revenues by product line were as follows (in thousands):

	Fiscal Year Ended
	2007	2006	2005
Imaging and PC Media	$311,275	$397,635	$332,141
Broadband Access Products	212,953	267,847	192,038
Broadband Media Processing Products	235,284	217,565	102,413
Embedded Wireless Networking Products	49,357	87,740	96,147

	$808,869	$970,787	$722,739

Subsequent to fiscal 2007 year-end, the Company decided to discontinue its investments in stand-alone wireless networking products and technologies. As a result, we have moved gateway-oriented embedded wireless networking products and technologies, which enable and support our DSL gateway solutions, into our Broadband Access product line beginning in fiscal 2008. Net revenues by product line after giving effect to the change in product line groups are as follows (in thousands):

	Fiscal Year Ended
	2007	2006	2005
Imaging and PC Media	$311,275	$397,635	$332,141
Broadband Access Products	262,310	355,587	288,185
Broadband Media Processing Products	235,284	217,565	102,413

	$808,869	$970,787	$722,739

16. Quarterly Results of Operations (Unaudited)
The following is a summary of the Company’s unaudited quarterly results of operations for fiscal 2007 and 2006 (in thousands, except per share data).

	Fiscal Quarter Ended
Fiscal 2007	Sep. 28, 2007	Jun. 29, 2007	Mar. 30, 2007	Dec. 29, 2006
Net revenues	$183,921	$179,549	$199,865	$245,534
Gross margin	80,948	78,046	89,849	109,489
Net income (loss)	(234,765)	(35,227)	(133,446)	976
Net income (loss) per share, basic and fully diluted	(0.48)	(0.07)	(0.27)	—

	Fiscal Quarter Ended
Fiscal 2006	Sep. 29, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 30, 2005
Net revenues	$245,863	$251,635	$242,583	$230,706
Gross margin	112,478	131,537	106,210	95,753
Net loss	(21,098)	(67,090)	(10,132)	(24,271)
Net loss per share, basic and fully diluted	(0.04)	(0.14)	(0.02)	(0.05)

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
17. Supplemental Guarantor Financial Information
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
In lieu of providing separate financial statements for the Subsidiary Guarantors, the Company has included the accompanying consolidating financial statements. These consolidating financial statements are presented on the equity method of accounting. Under this method, the Parent’s and Subsidiary Guarantors’ investments in their subsidiaries are recorded at cost and adjusted for their share of the subsidiaries’ cumulative results of operations, capital contributions and distributions and other equity changes. The financial information of the three Subsidiary Guarantors has been combined in the condensed consolidating financial statements.
The following tables present the Company’s condensed consolidating balance sheets as of September 28, 2007 and September 29, 2006 (in thousands):

	September 28, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$199,263	$—	$36,342	$—	$235,605
Restricted cash	—	—	8,800	—	8,800
Receivables	(10,071)	—	90,977	—	80,906
Inventories	63,174	—	—	—	63,174
Other current assets	13,028	2	7,331	—	20,361

Total current assets	265,934	2	143,450	—	408,846

Property and equipment, net	39,543	—	28,424	—	67,967
Goodwill	68,834	307,051	30,438	—	406,323
Intangible assets, net	5,764	18,244	2,059	—	26,067
Other assets	73,635	—	3,131	—	76,766
Investments in subsidiaries	513,340	11,563	—	(524,903)	—

Total assets	$966,510	$336,860	$207,502	$(524,903)	$985,969

Current liabilities:
Current portion of long-term debt	$58,000	$—	$—	$—	$58,000
Short-term debt	—	—	80,000	—	80,000
Accounts payable	77,581	—	3,086	—	80,667
Accrued compensation and benefits	18,478	—	7,676	—	26,154
Intercompany payable (receivable)	96,258	(169,158)	72,900	—	—
Other current liabilities	66,035	931	3,665	—	70,631

Total current liabilities	316,352	(168,227)	167,327	—	315,452

Long-term debt	467,000	—	—	—	467,000
Other liabilities	53,410	—	3,592	—	57,002

Total liabilities	836,762	(168,227)	170,919	—	839,454

Shareholders’ equity	129,748	505,087	36,583	(524,903)	146,515

Total liabilities and equity	$966,510	$336,860	$207,502	$(524,903)	$985,969

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present the Company’s condensed consolidating statements of operations for the fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005 (in thousands):

	Year Ended September 28, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$684,432	$34,908	$124,437	$(34,908)	$808,869
Cost of goods sold	379,098	—	106,347	(34,908)	450,537

Gross margin	305,334	34,908	18,090	—	358,332

Operating expenses:
Research and development	276,495	—	2,190	—	278,685
Selling, general and administrative	94,109	—	12,921	—	107,030
Amortization of intangible assets	2,878	18,234	987	—	22,099
Asset impairments	11,141	339,772	—	—	350,913
Special charges	32,903	—	3,131	—	36,034

Total operating expenses	417,526	358,006	19,229	—	794,761

Operating loss	(112,192)	(323,098)	(1,139)	—	(436,429)

Equity in income (loss) of subsidiaries	(57,599)	334	—	57,265	—
Interest expense	(42,396)	—	(6,590)	—	(48,986)
Other income, net	15,151	—	20,997	—	36,148

Income (loss) before income taxes and gain on equity method investments	(197,036)	(322,764)	13,268	57,265	(449,267)

Provision for income taxes	2,020	—	2,357	—	4,377

Income (loss) before gain on equity method investments	(199,056)	(322,764)	10,911	57,265	(453,644)
Gain on equity method investments	51,182	—	—	—	51,182

Net income (loss)	$(147,874)	$(322,764)	$10,911	$57,265	$(402,462)

	Year Ended September 29, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$817,949	$275,666	$152,838	$(275,666)	$970,787
Cost of goods sold	442,385	219,310	135,116	(254,502)	542,309
Gain on cancellation of supply agreement	(17,500)	—	—	—	(17,500)

Gross margin	393,064	56,356	17,722	(21,164)	445,978

Operating expenses:
Research and development	267,645	18,992	2,081	(18,982)	269,736
Selling, general and administrative	106,954	13,424	13,279	(2,431)	131,226
Amortization of intangible assets	2,701	26,851	1,153	—	30,705
Asset impairments	85			—	85
Special charges	3,159	70,000	—	—	73,159

Total operating expenses	380,544	129,267	16,513	(21,413)	504,911

Operating income (loss)	12,520	(72,911)	1,209	249	(58,933)

Equity in income (loss) of subsidiaries	(63,269)	1,101	—	62,168	—
Interest expense	(28,733)	(4,254)	(5,143)	—	(38,130)
Other income (expense), net	(33,261)	—	18,789	—	(14,472)

Income (loss) before income taxes and loss on equity method investments	(112,743)	(76,064)	14,855	62,417	(111,535)
Provision for income taxes	1,684	—	1,208	—	2,892

Income (loss) before loss on equity method investments	(114,427)	(76,064)	13,647	62,417	(114,427)
Loss on equity method investments	(8,164)	—	—	—	(8,164)

Net income (loss)	$(122,591)	$(76,064)	$13,647	$62,417	$(122,591)

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended September 30, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$607,072	$250,671	$115,667	$(250,671)	$722,739
Cost of goods sold	386,795	117,310	97,279	(107,411)	493,973

Gross margin	220,277	133,361	18,388	(143,260)	228,766

Operating expenses:

Research and development	265,503	92,728	2,493	(92,728)	267,996
Selling, general and administrative	91,099	24,675	16,249	(14,162)	117,861
Amortization of intangible assets	3,397	27,773	1,152	—	32,322
Asset impairments	3,761	—	—	—	3,761
Special charges	40,117	—	2,099	—	42,216

Total operating expenses	403,877	145,176	21,993	(106,890)	464,156

Operating loss	(183,600)	(11,815)	(3,605)	(36,370)	(235,390)

Equity in income (loss) of subsidiaries	25,548	(1,384)	—	(24,164)	—
Interest expense	(29,980)	(2,840)	(871)	—	(33,691)
Other income, net	101,404	4,550	4,651	(4,550)	106,055

Income (loss) before income taxes and loss on equity method investments	(86,628)	(11,489)	175	(65,084)	(163,026)
Provision for income taxes	427	—	1,895	—	2,322

Loss before loss on equity method investments	(87,055)	(11,489)	(1,720)	(65,084)	(165,348)
Loss on equity method investments	(10,642)	—	—	—	(10,642)

Net loss	$(97,697)	$(11,489)	$(1,720)	$(65,084)	$(175,990)

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present the Company’s condensed consolidating statements of cash flows for the fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005 (in thousands):

	Year Ended September 28, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(13,515)	$—	$22,350	$(20,686)	$(11,851)

Cash flows from investing activities:
Proceeds from sale of equity securities and other assets	168,186	—	—	—	168,186
Proceeds from sales and maturities of marketable debt securities	100,573	—	—	—	100,573
Purchases of marketable securities	(27,029)	—	—	—	(27,029)
Purchases of property and equipment	(15,970)	—	(14,352)	—	(30,322)
Payments for acquisitions	(5,029)	—	—	—	(5,029)
Purchases of equity securities	(1,200)	—	—	—	(1,200)
Purchases of accounts receivable	—	—	(606,122)	606,122	—
Collections of accounts receivable	—	—	601,131	(601,131)	—

Net cash provided by (used in) investing activities	219,531	—	(19,343)	4,991	205,179

Cash flows from financing activities:
Proceeds from short-term debt, net	—	—	(1,198)	—	(1,198)
Proceeds from long-term debt, net	264,760	—	—	—	264,760
Repurchases and retirements of long-term debt	(456,500)	—	—	—	(456,500)
Proceeds from issuance of common stock	9,568	—	—	—	9,568
Repayment of shareholder notes	21	—	—	—	21
Dividends paid	—	—	(15,695)	15,695	—

Net cash used in financing activities	(182,151)	—	(16,893)	15,695	(183,349)

Net increase (decrease) in cash and cash equivalents	23,865	—	(13,886)	—	9,979
Cash and cash equivalents at beginning of year	175,398	—	50,228	—	225,626

Cash and cash equivalents at end of year	$199,263	$—	$36,342	$—	$235,605

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended September 29, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(30,848)	$—	$34,027	$(71,504)	$(68,325)

Cash flows from investing activities:
Proceeds from equity securities and other assets	6,870	—	—	—	6,870
Proceeds from sales and maturities of marketable securities	146,219	—	—	—	146,219
Purchases of marketable securities	(93,646)	—	—	—	(93,646)
Purchases of property and equipment	(20,146)	—	(13,865)	—	(34,011)
Payments for acquisitions	(11,531)	—	—	—	(11,531)
Purchases of equity securities	(2,454)	—	—	—	(2,454)
Restricted cash	—	—	(8,800)	—	(8,800)
Purchases of accounts receivable	—	—	(574,572)	574,572	—
Collections of accounts receivable	—	—	503,068	(503,068)	—

Net cash provided by (used in) investing activities	25,312	—	(94,169)	71,504	2,647

Cash flows from financing activities:
Proceeds from short-term debt, net	—	—	78,459	—	78,459
Proceeds from long-term debt, net	243,583	—	—	—	243,583
Repurchases and retirements of long-term debt	(254,684)	—	—	—	(254,684)
Proceeds from issuance of common stock	21,050	—	—	—	21,050
Repayment of shareholder notes	192	—	—	—	192

Net cash provided by financing activities	10,141	—	78,459	—	88,600

Net increase in cash and cash equivalents	4,605	—	18,317	—	22,922
Cash and cash equivalents at beginning of year	170,793	—	31,911	—	202,704

Cash and cash equivalents at end of year	$175,398	$—	$50,228	$—	$225,626

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended September 30, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(62,091)	$—	$2,333	$—	$(59,758)

Cash flows from investing activities:
Proceeds from sales of equity securities and other assets	97,244	—	—	—	97,244
Proceeds from sales and maturities of marketable securities	68,985	—	—	—	68,985
Purchases of marketable securities	(49,628)	—	—	—	(49,628)
Purchases of property and equipment	(17,415)	—	(4,376)	—	(21,791)
Payments for acquisitions	(18,817)	—	—	—	(18,817)
Purchases of equity securities	(2,817)	—	—	—	(2,817)
Net proceeds from purchase and sale-leaseback of facility	49,014	—	—	—	49,014

Net cash provided by (used in) investing activities	126,566	—	(4,376)	—	122,190

Cash flows from financing activities:
Proceeds from issuance of common stock	1,045	—	—	—	1,045
Repayment of shareholder notes	196	—	—	—	196

Net cash provided by financing activities	1,241	—	—	—	1,241

Net increase (decrease) in cash and cash equivalents	65,716	—	(2,043)	—	63,673
Cash and cash equivalents at beginning of year	105,077	—	33,954	—	139,031

Cash and cash equivalents at end of year	$170,793	$—	$31,911	$—	$202,704

18. Subsequent Events
Subsequent to fiscal 2007 year-end, the Company decided to discontinue its investments in stand-alone wireless networking products and technologies. As a result of this decision, the Company recorded impairment charges associated with the embedded wireless product lines of $49.7 million related to goodwill, $10.3 million related to intangible assets and $6.1 million related to property, plant and equipment in the fourth quarter of fiscal 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of
  Conexant Systems, Inc.:
We have audited the accompanying consolidated balance sheets of Conexant Systems, Inc. and subsidiaries (the “Company”) as of September 28, 2007 and September 29, 2006, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive loss for each of the three years in the period ended September 28, 2007. Our audits also included the financial statement schedule listed at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2007 and September 29, 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation during the year ended September 29, 2006 as a result of adopting Statement of Financial Accounting Standards No. 123(R), “Share-based Payment.”
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 28, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
November 20, 2007

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 28, 2007.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 28, 2007. Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 28, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of
   Conexant Systems, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Conexant Systems, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 28, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 28, 2007 of the Company and our report dated November 20, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph referring to the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-based Payment” in 2006.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
November 20, 2007

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report in that the registrant will file its definitive Proxy Statement for the Annual Meeting of Shareowners to be held on February 20, 2008 pursuant to Regulation 14A of the Exchange Act (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance
(a)	Executive Officers — The information required by this Item is incorporated herein by reference to the section entitled “Executive Officers” in the Proxy Statement.

(b)	Directors — The information required by this Item is incorporated herein by reference to the section entitled “Election of Directors” in the Proxy Statement.

(c)	Audit Committee and Audit Committee Financial Expert – Certain information required by this Item is incorporated herein by reference to the section entitled “Report of the Audit Committee” in the Proxy Statement. The board of directors has determined that D. Scott Mercer, Chairman of the Audit Committee, is an “audit committee financial expert” and “independent” as defined under applicable SEC and Nasdaq rules. The board’s affirmative determination was based, among other things, upon his extensive experience as Chief Financial Officer of Western Digital Corporation and, prior to that, as Vice President, Finance, European Operations of Dell Inc.

(d)	We adopted our “Standards of Business Conduct,” a code of ethics that applies to all employees, including our executive officers. A copy of the Standards of Business Conduct is posted on our Internet site at www.conexant.com. In the event that we make any amendment to, or grant any waivers of, a provision of the Standards of Business Conduct that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.

(e)	Section 16(a) Beneficial Ownership Reporting Compliance – The information required by this Item is incorporated herein by reference to the section entitled “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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
Item 13. Certain Relationships and Related Transaction, and Director Independence
The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the section entitled “Ratification of Selection of Independent Auditors – Principal Accounting Fees and Services” in the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of the Company for the fiscal year ended September 28, 2007 are included herewith:
(2) Supplemental Schedules

Page
Schedule II — Valuation and Qualifying Accounts	101
All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.
(3) Exhibits

Exhibits	Description
3-a-1	Amended and Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.a.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

3-a-2	Amended By-Laws of the Company, filed as Exhibit 3.(ii) to the Company’s Current Report on Form 8-K dated February 28, 2005, is incorporated herein by reference.

4-a-1	Rights Agreement dated as of November 30, 1998 by and between the Company and Mellon Investor Services, L.L.C. (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-68755), is incorporated herein by reference.

4-a-2	First Amendment to Rights Agreement dated as of December 9, 1999, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

4-b-1	Indenture dated as of March 7, 2006 by and between the Company and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association, as trustee, including the form of the Company’s 4% Convertible Subordinated Notes due March 1, 2026 attached as Exhibit A thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 8, 2006, is incorporated herein by reference.

4-b-2	Indenture dated as of November 13, 2006 among the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee, including the form of the Company’s Floating Rate Senior Secured Note due 2010 attached as Exhibit A thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 16, 2006, is incorporated herein by reference.

*10-a-1	Conexant Systems, Inc. 1998 Stock Option Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-24923), is incorporated herein by reference.

*10-a-2	Copy of resolution of the Board of Directors of the Company, adopted March 1, 1999, amending the Company’s 1998 Stock Option Plan, filed as Exhibit 10-b-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

Exhibits	Description
*10-a-3	Forms of Stock Option Agreements under Rockwell’s 1995 Long-Term Incentives Plan for options granted prior to December 3, 1997, filed as Exhibit 10-e-2 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are incorporated herein by reference.

*10-a-4	Forms of Stock Option Agreements under Rockwell’s 1995 Long-Term Incentives Plan for options granted between December 3, 1997 and August 31, 1998, filed as Exhibit 10-b-3 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), are incorporated herein by reference.

*10-a-5	Form of Stock Option Agreement under Rockwell’s 1995 Long-Term Incentives Plan for options granted on April 23, 1998, filed as Exhibit 10-b-4 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), is incorporated herein by reference.

*10-a-6	Form of Stock Option Agreement under Rockwell’s 1995 Long-Term Incentives Plan for options granted on August 31, 1998, filed as Exhibit 10-b-5 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12383), is incorporated herein by reference.

*10-a-7	Form of Stock Option Agreement under Rockwell’s Directors Stock Plan, filed as Exhibit 10-d to Rockwell’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 1-1035), is incorporated herein by reference.

*10-a-8	Copy of resolution of the Board of Directors of Rockwell, adopted November 6, 1996, adjusting outstanding awards under Rockwell’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 4-g-2 to Rockwell’s Registration Statement on Form S-8 (Registration No. 333-17055), is incorporated herein by reference.

*10-a-9	Copy of resolution of the Board of Directors of Rockwell, adopted September 3, 1997, adjusting outstanding awards under Rockwell’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 10-e-3 to Rockwell’s Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 1-12383), is incorporated herein by reference.

*10-a-10	Copy of resolution of the Board of Directors of Rockwell, adopted December 2, 1998, assigning to the Company outstanding options to purchase shares of Company Common Stock, filed as Exhibit 4.f.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-70085), is incorporated herein by reference.

*10-a-11	Copy of resolution of the Board of Directors of the Company, adopted November 30, 1998, assuming outstanding options to purchase shares of Company Common Stock, filed as Exhibit 4.f.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-70085), is incorporated herein by reference.

*10-b-1	Conexant Systems, Inc. 1999 Long-Term Incentives Plan, as amended, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-37918), is incorporated herein by reference.

*10-b-2	Copy of resolution of the Board of Directors of the Company, adopted April 20, 1999, amending the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10-c-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-b-3	Form of Stock Option Agreement under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

*10-b-4	Form of Restricted Stock Agreement (Performance Vesting) under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

*10-b-5	Form of Restricted Stock Agreement (Time Vesting) under the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

Exhibits	Description
*10-b-6	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on May 9, 2002, as amended June 13, 2002, in connection with the Skyworks transaction, filed as Exhibit 10-b-9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.

*10-b-7	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 13, 2002 in connection with the Skyworks transaction, filed as Exhibit 10-b-10 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.

*10-b-8	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed spin-off, filed as Exhibit 10-b-11 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-b-9	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed spin-off, filed as Exhibit 10-b-12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-c-1	Conexant Systems, Inc. Retirement Savings Plan, as amended, filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No 333-139547), is incorporated herein by reference.

*10-d-1	Copy of resolutions of the Board of Directors of the Company, adopted August 13, 1999 amending, among other things, the Company’s 1999 Long-Term Incentives Plan, filed as Exhibit 10-e-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

*10-e-1	Conexant Systems, Inc. Directors Stock Plan, as amended.

*10-f-1	Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended, filed as Exhibit (D) (2) to the Company’s Amendment No. 2 to Schedule TO dated December 1, 2004, is incorporated herein by reference.

*10-f-2	Resolutions adopted by the Board of Directors of the Company on February 25, 2004 with respect to the use of shares available under certain GlobespanVirata, Inc. stock plans for future grants under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, filed as Exhibit 4.5.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113595), is incorporated herein by reference.

*10-f-3	Form of Stock Option Agreement under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended, filed as Exhibit 10-f-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, is incorporated herein by reference.

*10-g-1	Conexant Systems, Inc. GlobespanVirata, Inc. 1999 Equity Incentive Plan, as amended, filed as Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113399), is incorporated herein by reference.

*10-h-1	Conexant Systems, Inc. GlobespanVirata, Inc. 1999 Supplemental Stock Option Plan, as amended, filed as Exhibit 4.5.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113399), is incorporated herein by reference.

*10-i-1	Conexant Systems, Inc. Amended and Restated GlobespanVirata, Inc. 1999 Stock Incentive Plan, as amended, filed as Exhibit 4.5.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-113399), is incorporated herein by reference.

*10-j-1	Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-115983), is incorporated herein by reference.

*10-j-2	Form of Stock Option Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity

Exhibits	Description
Incentive Plan, filed as Exhibit 10-j-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, is incorporated herein by reference.

*10-j-3	Form of Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007, is incorporated herein by reference.

*10-k-1	Employment Agreement dated December 15, 1998 filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

*10-k-2	Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10-k-1 hereto entered into by the Company and certain executives of the Company.

*10-k-3	Employment Agreement dated December 15, 1998 between the Company and D.W. Decker, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

*10-k-4	Employment Agreement dated as of December 18, 2002 by and between the Company and J.S. Blouin, filed as Exhibit 10-f-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-k-5	General Agreement dated as of September 30, 2003 by and between the Company and D.E. O’Reilly, filed as Exhibit 10-f-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is incorporated herein by reference.

*10-k-6	Employment Agreement between the Company and D.E. O’Reilly dated as of January 15, 2004, filed as Exhibit 10.e to the Company’s Registration Statement on Form S-4 (Registration No. 333-111179), is incorporated herein by reference.

*10-k-7	Amendment dated as of February 27, 2004 to Employment Agreement between the Company and J.S. Blouin, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

*10-k-8	Employment Agreement between the Company and L.C. Brewster dated as of February 27, 2004, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

*10-k-9	Amended and Restated Employment Agreement by and between the Company and D.W. Decker, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 14, 2005, is incorporated herein by reference.

*10-k-10	D.W. Decker Performance Share Award Grant Letter and Terms and Conditions, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 9, 2005, is incorporated herein by reference.

*10-k-11	Employment Agreement dated as of June 21, 2007 between the Company and Daniel A. Artusi, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007, is incorporated herein by reference.

*10-k-12	Employment agreement dated as of August 24, 2007 between the Company and Karen Roscher.

*10-k-13	Amendment to Employment Agreement and Separation and Release Agreement dated as of September 4, 2007 between the Company and J. Scott Blouin.

*10-k-14	Amendment to Employment Agreement and Separation and Release Agreement dated as of October 2, 2007 between the Company and Dennis E. O’Reilly

*10-l-1	Conexant Systems, Inc. 2001 Performance Share Plan and related Performance Share Award Terms and Conditions, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-73858), is incorporated herein by reference.

10-m-1	Contribution and Distribution Agreement dated as of December 16, 2001, as amended as of June 25, 2002, by and between the Company and Washington Sub, Inc. (excluding schedules) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

Exhibits	Description
10-m-2	Employee Matters Agreement dated as of June 25, 2002 by and among the Company, Washington Sub, Inc. and Alpha Industries, Inc. (excluding schedules) filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-m-3	Tax Allocation Agreement dated as of June 25, 2002 by and among the Company, Washington Sub, Inc. and Alpha Industries, Inc. (excluding schedules) filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated July 1, 2002, is incorporated herein by reference.

10-n-1	Distribution Agreement dated as of June 25, 2003 by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10-n-2	Employee Matters Agreement dated as of June 27, 2003 by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10-n-3	Tax Allocation Agreement dated as of June 27, 2003 by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10-o-1	Capacity & Reservation Deposit Agreement dated as of March 20, 2000 by and between the Company and UMC Group (USA), filed as Exhibit 10-k-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-o-2	Amendment No. 1 to Capacity & Reservation Deposit Agreement dated as of March 24, 2000 between the Company and UMC Group (USA), filed as Exhibit 10-k-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference.

10-o-3	Amendment No. 2 to Capacity & Reservation Deposit Agreement dated as of August 1, 2000 between the Company and UMC Group (USA), filed as Exhibit 10-k-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-o-4	Amendment No. 3 to Capacity & Reservation Deposit Agreement dated as of May 17, 2001 between the Company and UMC Group (USA), filed as Exhibit 10-k-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-o-5	Amendment No. 4 to Capacity & Reservation Deposit Agreement dated as of August 24, 2001 between the Company and UMC Group (USA), filed as Exhibit 10-k-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

10-o-6	Foundry Agreement dated as of July 27, 2000 by and between the Company and UMC Group (USA), filed as Exhibit 10-k-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is incorporated herein by reference. **

*10-p-1	Form of Indemnity Agreement between the Company and the directors and certain executives of the Company, filed as Exhibit 10-q-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, is incorporated herein by reference.

*10-p-2	Schedule identifying agreements substantially identical to the Form of Indemnity Agreement constituting Exhibit 10-p-1 hereto entered into by the Company and the directors and certain executives of the Company.

*10-q-1	Summary of Non-Employee Director Compensation and Benefits.

10-r-1	Receivables Purchase Agreement dated as of November 29, 2005 by and between Conexant USA, LLC and the Company, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 1, 2005, is incorporated herein by reference.

10-r-2	Credit and Security Agreement dated as of November 29, 2005 by and between Conexant USA, LLC and Wachovia Bank, National Association, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 1, 2005, is incorporated herein by reference.

Exhibits	Description
10-r-3	Servicing Agreement dated as of November 29, 2005 by and between the Company and Conexant USA, LLC, filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 1, 2005, is incorporated herein by reference.

10-r-4	Extension Letter Agreement dated November 21, 2006 by and among Wachovia Bank, National Association, the Company and Conexant USA, LLC with respect to the Receivables Purchase Agreement constituting Exhibit 10-r-1 hereto, the Credit and Security Agreement constituting Exhibit 10-r-2 hereto and the Servicing Agreement constituting Exhibit 10-r-3 hereto, filed as Exhibit 10-r-4 to the Company’s Annual Report on Form 10-K for the year ended September 29, 2006, is incorporated herein by reference.

10-r-5	Extension Letter Agreement dated October 11, 2007 by and among Wachovia Bank, National Association, the Company and Conexant USA, LLC with respect to the Receivables Purchase Agreement constituting Exhibit 10-r-1 hereto, the Credit and Security Agreement constituting Exhibit 10-r-2 hereto and the Servicing Agreement constituting Exhibit 10-r-3 hereto.

*10-s-1	Deferred Compensation Plan II effective January 1, 2005, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 5, 2006, is incorporated herein by reference.

10-t-1	Agreement and Plan of Merger dated as of September 26, 2006 by and among Acquicor Technology Inc., Joy Acquisition Corp., Jazz Semiconductor, Inc. and T.C. Group, L.L.C., as the stockholders’ representative, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 10, 2006, is incorporated herein by reference.

10-t-2	Stockholder Support Agreement dated as of September 26, 2006 by and among Acquicor Technology Inc., the Company, RF Micro Devices, Inc., Carlyle Partners III, L.P., CP III Coinvestment, L.P. and Carlyle High Yield Partners, L.P., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 10, 2006, is incorporated herein by reference.

*10-u-1	The Company’s 2007 Peak Performance Incentive Plan, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 20, 2006, is incorporated herein by reference.

*10-v-1	The Company’s 2008 Peak Performance Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2007, is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges for each of the five years ended September 28, 2007.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
(b) Exhibits
See subsection (a) (3) above.
(c) Financial Statement Schedules
See subsections (a) (1) and (2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on November 21, 2007.

CONEXANT SYSTEMS, INC.
By:	/s/ Daniel Artusi
Daniel Artusi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on November 21, 2007 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

Dwight W. Decker* Dwight W. Decker	Chairman of the Board
/s/ Daniel Artusi Daniel Artusi	President and Chief Executive Officer (Principal Executive Officer)
Karen Roscher* Karen Roscher	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Steven J. Bilodeau* Steven J. Bilodeau	Director
F. Craig Farrill* F. Craig Farrill	Director
Balakrishnan S. Iyer* Balakrishnan S. Iyer	Director
John W. Marren* John W. Marren	Director
D. Scott Mercer* D. Scott Mercer	Director
Jerre L. Stead* Jerre L. Stead	Director

*By:	/s/ KAREN ROSCHER

Karen Roscher, Attorney-in-fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Charged
	Balance at	(Credited)	Additions	Balance at
	Beginning	to Costs and	(Deductions)	End of
Description	of Year	Expenses	(1)	Year
Fiscal year ended September 28, 2007:
Allowance for doubtful accounts	$842	$20	$797	$1,659
Reserve for sales returns	3,248	988	(972)	3,264
Reserve for pricing allowances	500	(500)	—	—
Allowance for excess and obsolete inventories	36,632	565	(15,016)	22,181
Allowance for lower of cost or market inventories	1,761	(1,159)	(223)	379

Fiscal year ended September 29, 2006:
Allowance for doubtful accounts	$3,803	$(2,192)	$(769)	$842
Reserve for sales returns	5,789	134	(2,675)	3,248
Reserve for pricing allowances	5,400	(4,900)	—	500
Allowance for excess and obsolete inventories	44,833	3,048	(11,249)	36,632
Allowance for lower of cost or market inventories	6,739	(4,932)	(46)	1,761

Fiscal year ended September 30, 2005:
Allowance for doubtful accounts	$5,974	$(1,587)	$(584)	$3,803
Reserve for sales returns	9,474	24,179	(27,864)	5,789
Reserve for pricing allowances	2,500	2,900	—	5,400
Allowance for excess and obsolete inventories	23,319	30,080	(8,566)	44,833
Allowance for lower of cost or market inventories	—	14,004	(7,265)	6,739

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.

EXHIBIT INDEX

Exhibits	Description
*10-e-1	Conexant Systems, Inc. Directors Stock Plan, as amended.

*10-k-2	Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10-k-1 hereto entered into by the Company and certain executives of the Company.

*10-k-12	Employment Agreement dated as of August 24, 2007 between the Company and Karen Roscher.

*10-k-13	Amendment to Employment Agreement and Separation and Release Agreement dated as of September 4, 2007 between the Company and J. Scott Blouin.

*10-k-14	Amendment to Employment Agreement and Separation and Release Agreement dated as of October 2, 2007 between the Company and Dennis E. O'Reilly.

*10-p-2	Schedule identifying agreements substantially identical to the Form of Indemnity Agreement constituting Exhibit 10-p-1 hereto entered into by the Company and the directors and certain executives of the Company.

*10-q-1	Summary of Non-Employee Director Compensation and Benefits.

10-r-5	Extension Letter Agreement dated October 11, 2007 by and among Wachovia Bank, National Association, the Company and Conexant USA, LLC with respect to the Receivables Purchase Agreement constituting Exhibit 10-r-1 hereto, the Credit and Security Agreement constituting Exhibit 10-r-2 hereto and the Servicing Agreement constituting Exhibit 10-r-3 hereto.

12	Computation of Ratio of Earnings to Fixed Charges for each of the five years ended September 28, 2007

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.