Form 10-Q
period 2007-12-28
CONEXANT SYSTEMS INC
filed 2008-02-05
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2007
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
Yes ☐     No ☑
As of January 23, 2008, there were 492,367,135 shares of the registrant’s common stock outstanding.

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
•	pricing pressures and other competitive factors;

•	our ability to anticipate trends and successfully develop products for which there will be market demand;

•	the market acceptance and timing of our new product introductions, demand for existing products and product quality;

•	the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products;

•	continuing volatility in the technology sector and the semiconductor industry;

•	the uncertainties of litigation, including claims of infringement of third-party intellectual property rights or demands that we license third-party technology, and the demands it may place on the time and attention of our management and the expense it may place on our company;

•	our ability to develop and implement new technologies and to obtain protection for the related intellectual property;

•	the risk that the value of our common stock may be adversely affected by market volatility;

•	the substantial losses we have incurred recently;

•	changes in product mix and product obsolescence;

•	general economic and political conditions and conditions in the markets we address;

•	the ability of our customers to manage inventory;

•	the availability of manufacturing capacity;

•	the risk that capital needed for our business and to repay our indebtedness will not be available when needed;

•	the ability of management to structure and execute on new restructuring plans;

•	possible disruptions in commerce related to terrorist activity or armed conflict,
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

CONEXANT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	December 28,	September 28,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$232,141	$235,605
Restricted cash	8,800	8,800
Receivables, net of allowances of $1,561 and $1,659	71,727	80,906
Inventories	60,899	63,174
Other current assets	23,917	20,361

Total current assets	397,484	408,846

Property, plant and equipment, net	58,222	67,967
Goodwill	405,737	406,323
Intangible assets, net	21,531	26,067
Other assets	66,634	76,766

Total assets	$949,608	$985,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$54,900	$58,000
Short-term debt	70,973	80,000
Accounts payable	75,613	80,667
Accrued compensation and benefits	25,716	26,154
Other current liabilities	49,886	70,631

Total current liabilities	277,088	315,452

Long-term debt	470,100	467,000
Other liabilities	62,391	57,002

Total liabilities	809,579	839,454

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 492,367 and 492,362 shares issued; and 492,367 and 492,362 shares outstanding	4,924	4,924
Additional paid-in capital	4,726,044	4,721,298
Accumulated deficit	(4,588,261)	(4,578,219)
Accumulated other comprehensive loss	(2,574)	(1,385)
Shareholder notes receivable	(104)	(103)

Total shareholders’ equity	140,029	146,515

Total liabilities and shareholders’ equity	$949,608	$985,969

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Fiscal Quarter Ended
	December 28,	December 29,
	2007	2006

Net revenues	$196,958	$245,534
Cost of goods sold (1)	97,687	136,045

Gross margin	99,271	109,489

Operating expenses:
Research and development (1)	60,390	71,450
Selling, general and administrative (1)	23,101	27,476
Amortization of intangible assets	4,781	6,238
Asset impairments	130	—
Special charges	5,784	2,898

Total operating expenses	94,186	108,062

Operating income	5,085	1,427

Interest expense	(11,563)	(13,036)
Other (expense) income, net	(5,345)	8,360

(Loss) before income taxes and gain on equity method investments	(11,823)	(3,249)

Provision for income taxes	1,168	471

(Loss) before gain on equity method investments	(12,991)	(3,720)
Gain on equity method investments	3,773	4,696

Net (loss) income	$(9,218)	$976

Net (loss) per share — basic	$(0.02)	$—

Net (loss) per share — diluted	$(0.02)	$—

Shares used in computing basic net (loss) per share	492,363	485,957

Shares used in computing diluted net (loss) per share	492,363	492,583

(1)	These captions include non-cash employee stock-based compensation expense as follows (see Note 5):

	Fiscal Quarter Ended
	December 28,	December 29,
	2007	2006

Cost of goods sold	$114	$103
Research and development	2,160	2,367
Selling, general and administrative	1,010	1,867
See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Fiscal Quarter Ended
	December 28,	December 29,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(9,218)	$976
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	5,709	5,846
Amortization of intangible assets	4,781	6,238
Asset impairments	130	—
Reversals of provision for bad debts, net	(95)	(237)
Charges (reversals) for inventory provisions, net	2,598	(2,274)
Deferred income taxes	5,593	2
Stock-based compensation	3,284	4,337
Decrease (increase) in fair value of derivative instruments	8,160	(3,042)
(Gains) losses of equity method investments	(542)	5
Losses (gains) on equity securities and other assets	—	(4,853)
Other items, net	32	(88)
Changes in assets and liabilities:
Receivables	9,274	(6,277)
Inventories	(323)	16,441
Accounts payable	(5,054)	(8,559)
Accrued expenses and other current liabilities	(18,970)	2,191
Other, net	2,569	(2,832)

Net cash provided by operating activities	7,928	7,874

Cash flows from investing activities:
Purchases of marketable debt securities	—	(12,094)
Proceeds from sales and maturities of marketable debt securities	—	28,688
Purchases of equity securities	(755)	—
Proceeds from equity securities and other assets	—	436
Purchases of property, plant and equipment	(1,614)	(7,216)
Payments for acquisitions	—	(5,029)

Net cash (used in) provided by investing activities	(2,369)	4,785

Cash flows from financing activities:
Proceeds from short-term debt	18,664	—
Repayments of short-term debt, net of expenses of $1,074 and $845	(27,691)	(845)
Proceeds from long-term debt, net of expenses of $7,779	—	267,221
Proceeds from issuance of common stock	4	2,243
Repayment of shareholder notes receivable	—	21

Net cash (used in) provided by financing activities	(9,023)	268,640

Net (decrease) increase in cash and cash equivalents	(3,464)	281,299

Cash and cash equivalents at beginning of period	235,605	225,626

Cash and cash equivalents at end of period	$232,141	$506,925

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
2. Basis of Presentation and Significant Accounting Policies
Interim Reporting — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Fiscal Periods — The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2007 was a 52-week year, and fiscal 2008 will consist of 53 weeks.
Revenue Recognition — The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for who contractual terms were not enforced is deferred until the products are sold by the distributors to third parties. At December 28, 2007 and September 28, 2007, deferred revenue related to sales to these distributors was $6.5 million and $5.5 million, respectively. Revenue with respect to sales to customers to whom the Company has significant obligations after delivery is deferred until all significant obligations have been completed. At December 28, 2007 and September 28, 2007, deferred revenue related to shipments of products for which the Company has on-going performance obligations was $5.1 million and $3.0 million, respectively. The majority of the Company’s distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to reasonably estimate and establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Deferred revenue is included in other current liabilities on the accompanying condensed consolidated balance sheets.
Uncertain Tax Positions — On September 29, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, or FIN 48, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, the Company recognized a $0.8 million charge to our beginning retained deficit as a cumulative effect of a change in accounting principle. See Note 9 — Income Taxes.
Liquidity — The Company has an $80.0 million credit facility with a bank, under which it had borrowed $71.0 million as of December 28, 2007. The term of this credit facility has been extended through November 28, 2008 and the facility remains subject to additional 364-day extensions at the discretion of the bank.
The Company believes that its existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund its operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.
Reclassifications — The Company has reclassified asset impairments from special charges to a separate line item in operating expenses and its share of the earnings and losses of its equity method investments from other income, net to a separate line item between provision for income taxes and net loss on its condensed consolidated statements of operations for the three months ended December 29, 2006 to conform to the current period presentation. These reclassifications on the condensed consolidated statements of operations did not affect the Company’s reported revenues, gross margins, operating loss, or net loss for the period.
The Company has reclassified its share of the earnings and losses of its equity method investments from other income, net to a separate line item between provision for income taxes and net (loss) income on its statements of operations for the three ended December 29, 2006 to conform to the current period presentation. This reclassification on the statement of operations did not affect the Company’s reported revenues, gross margin, operating loss or net loss for either period. The following is a reconciliation of other income, net before and after the reclassification (in thousands):

Three Months
Ended
December 29, 2006
Other income, net, before reclassification	$13,056
Gain on equity method investments	(4,696)

Other income, net, after reclassification	$8,360
Review of Accounting for Research and Development Costs — During the quarter ended December 28, 2007, the Company reviewed its methodology of capitalizing photo mask costs used in product development. Photo mask designs are subject to significant verification and uncertainty regarding the final performance of the related part. Due to these uncertainties, the Company reevaluated its prior practice of capitalizing such costs and concluded that these costs should have been expensed as research and development costs as incurred. As a result, in the quarter ended December 28, 2007, the Company recorded a correcting adjustment of $5.3 million, representing the unamortized portion of the capitalized photo mask costs as of September 29, 2007. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board Opinion No. 28 “Interim Financial Reporting,” (“APB 28”), paragraph 29, and SEC Staff Accounting Bulletin Nos. 99 “Materiality” (“SAB 99”) and 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company believes that this correcting adjustment will not be material to

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
its estimated full year results for 2008. In addition, the Company does not believe the correcting adjustment is material to the amounts reported in previous periods.
Derivative Financial Instruments — The Company’s derivative financial instruments as of December 28, 2007 principally consist of (i) the Company’s warrant to purchase 30 million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock and (ii) foreign currency forward exchange contracts. See Note 3 for further information regarding the Mindspeed warrant.
The Company’s foreign currency forward exchange contracts are used to hedge certain Indian Rupee-denominated forecasted transactions related to its research and development efforts in India. The foreign currency forward contracts used to hedge these exposures are reflected at their fair values on the accompanying condensed consolidated balance sheets and meet the criteria for designation as foreign currency cash flow hedges. The criteria for designating a derivative as a hedge include that the hedging instrument should be highly effective in offsetting changes in the designated hedged item. The Company has determined that its non-deliverable foreign currency forward contracts to purchase Indian Rupees are highly effective in offsetting the variability in the U.S. Dollar forecasted cash transactions resulting from changes in the U.S. Dollar to Indian Rupee spot foreign exchange rate. For these derivatives, the gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets and is recognized in the consolidated statements of operations in the periods in which the hedged transaction affects operations, and within the same consolidated statement of operations line item as the impact of the hedged transaction. The gain or loss is recognized immediately in other expense (income), net in the consolidated statements of operations when a designated hedging instrument is either terminated early or an improbable or ineffective portion of the hedge is identified.
At December 28, 2007, the Company had outstanding foreign currency forward exchange contracts with a notional amount of 668.0 million Indian Rupees, approximately $16.5 million, maturing at various dates through May 2008. At December 29, 2006, the Company had outstanding foreign currency forward exchange contracts with a notional amount of 639.0 million Indian Rupees, approximately $13.8 million, maturing at various dates through July 2007. Based on the fair values of these contracts, the Company recorded a derivative asset of $0.2 million and $0.5 million at December 28, 2007 and December 29, 2006, respectively. During the fiscal quarter ended December 28, 2007 the Company recorded a gain of $0.2 million for hedge ineffectiveness.
The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Supplemental Cash Flow Information — Cash paid for interest was $6.5 million and $1.2 million for the fiscal quarters ended December 28, 2007 and December 29, 2006, respectively. Cash paid for income taxes for the fiscal quarters ended December 28, 2007 and December 29, 2006 was $1.6 million and $0.6 million, respectively.
Net Loss Per Share — Net loss per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and warrants and shares of stock issuable upon conversion of the Company’s convertible subordinated notes. The dilutive effect of stock options and warrants is computed under the treasury stock method, and the dilutive effect of convertible subordinated notes is computed using the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net loss per share if their effect would be antidilutive.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive (in thousands):

	Fiscal Quarter Ended
	December 28,	December 29,
	2007	2006
Stock options and warrants	94,723	70,236
4.00% convertible subordinated notes due February 2007	—	10,758
4.00% convertible subordinated notes due March 2026	50,813	50,813

	145,536	131,807

Business Enterprise Segments — The Company operates in one reportable segment, broadband communications. Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although the Company had three operating segments at December 28, 2007, under the aggregation criteria set forth in SFAS No. 131, it only operates in one reportable segment, broadband communications.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires company plan sponsors to display the net over- or under- funded position of a defined benefit postretirement plan as an asset or a liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. The

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company adopted the recognition provisions of SFAS No. 158 as of the end of fiscal year 2007 and will adopt the measurement provisions as of the end of fiscal year 2008. The Company is currently assessing the impact adopting the measurement provisions of SFAS No. 158 will have on its financial position and results of operations.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The Company will adopt SFAS No. 141R no later than the first quarter of fiscal 2009 and will apply prospectively to business combinations completed on or after that date.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The Company will adopt SFAS No. 160 no later than the first quarter of fiscal 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on its financial position and results of operations.
In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, “Share-Based Payment”, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R). The Company does not expect SAB 110 to have a material impact on its results of operations or financial condition.
3. Supplemental Financial Information
Inventories
Inventories consist of the following (in thousands):

	December 28,	September 28,
	2007	2007
Work-in-process	$25,656	$24,219
Finished goods	35,243	38,955

	$60,899	$63,174

At December 28, 2007 and September 28, 2007, inventories were net of excess and obsolete (E&O) inventory reserves of $23.3 million and $22.2 million, respectively.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible Assets
Intangible assets consist of the following (in thousands):

	December 28, 2007			September 28, 2007
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Developed technology	$76,109	$(58,908)	$17,201	$75,865	$(54,605)	$21,260
Product licenses	9,327	(6,795)	2,532	9,327	(6,547)	2,780
Other intangible assets	6,015	(4,217)	1,798	6,015	(3,988)	2,027

	$91,451	$(69,920)	$21,531	$91,207	$(65,140)	$26,067

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	Remainder of 2008	2009	2010	2011	2012	Thereafter
Amortization expense	$11,808	$7,781	$1,018	$484	$206	$234
Mindspeed Warrant
The Company has a warrant to purchase 30 million shares of Mindspeed common stock at an exercise price of $3.408 per share through June 2013. At December 28, 2007 and September 28, 2007, the market value of Mindspeed’s common stock was $1.16 and $1.73 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net each period. At December 28, 2007 and September 28, 2007, the aggregate fair value of the Mindspeed warrant included on the accompanying condensed consolidated balance sheets was $7.2 million and $15.5 million, respectively. At December 28, 2007, the warrant was valued using the Black-Scholes-Merton model with expected terms for portions of the warrant varying from 1 to 5 years, expected volatility of 74%, a weighted average risk-free interest rate of 3.4% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying condensed consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.
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
Concurrent with the Company’s agreements with Conexant USA, Conexant USA entered into an $80.0 million revolving credit agreement with a bank which is secured by the assets of Conexant USA. The credit agreement was renewed effective November 2007 and remains subject to additional 364-day renewal periods at the discretion of the bank. Conexant USA is required to maintain certain minimum amounts on deposit (restricted cash) with the bank

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
during the term of the credit agreement. Borrowings under the credit agreement, which cannot exceed the lesser of $80.0 million and 85% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables, will bear interest equal to 7-day LIBOR (reset quarterly) plus 0.6%. Additionally, Conexant USA will pay a fee of 0.2% per annum for the unused portion of the line of credit.
The credit agreement requires the Company and its consolidated subsidiaries to maintain minimum levels of shareholders’ equity and cash and cash equivalents. Further, any failure by the Company or Conexant USA to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit agreement to immediately become due and payable. At December 28, 2007, Conexant USA had borrowed $71.0 million under this credit agreement and was in compliance with all of the credit agreement requirements.
Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 28,	September 28,
	2007	2007
Floating rate senior secured notes due November 2010	$275,000	$275,000
4.00% convertible subordinated notes due March 2026 with a conversion price of $4.92	250,000	250,000

Total	525,000	525,000
Less: current portion of long-term debt	(54,900)	(58,000)

Long-term debt	$470,100	$467,000

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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The sale of the Company’s investment in Jazz Semiconductor, Inc. (Jazz) in February 2007 and the sale of two other equity investments in January 2007 qualify as asset dispositions requiring the Company to make offers to repurchase a portion of the notes no later than 361 days following the February 2007 asset dispositions. Based on the proceeds received from these asset dispositions and the Company’s estimates of cash investments in assets (other than current assets) related to the Company’s business to be made within 360 days following the asset dispositions, the Company estimates that it will be required to make an offer to repurchase approximately $54.9 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest, in the second quarter of fiscal 2008. As a result, $54.9 million of the senior secured notes have been classified as current liabilities on the accompanying condensed consolidated balance sheet at December 28, 2007.
At December 28, 2007, the fair value of the senior secured notes, based on quoted market prices, was approximately $274.3 million compared to their carrying value of $275.0 million.
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
At December 28, 2007, the fair value of the convertible notes, based on quoted market prices, was approximately $197.5 million compared to their carrying value of $250.0 million.
4. Commitments and Contingencies
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
Class Action Suit — In February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court for New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006. The appellate argument was held on April 19, 2007. On July 31, 2007 the United States Court of Appeals for the Third Circuit vacated the District Court’s order dismissing Graden’s complaint and remanded the case for further proceedings. On November 17, 2007, defendants filed a Renewed Motion to Dismiss in the U.S. District Court for New Jersey. On December 4, 2007 defendants also filed a petition for certiorari in the U.S. Supreme Court with respect to the Third Circuit Court of Apeals ruling.
Based on its evaluation of legal matters which are pending or asserted, management believes the disposition of such matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other
Tax Matter - During the quarter, the Company settled certain proposed tax assessments related to an acquired foreign subsidiary. The final settlement related to preacquisition tax periods and the Company was fully indemnified for the amount due. The settlement resulted in a reversal of $1.4 million of reserves, of which $0.5 million was recorded as a reduction to Goodwill and $0.9 million as a reduction to Special charges.
Capital Investments — In connection with certain non-marketable equity investments, with carrying values totaling $8.3 million, the Company may be required to invest up to an additional $2.3 million as of September 28, 2007. These additional investments are subject to capital calls, and a decision by the Company not to participate could result in an impairment of the existing investments.
5. Stock Option Plans
The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of December 28, 2007, approximately 59.7 million shares of the Company’s common stock are available for grant under the stock option and long-term incentive plans. Stock options are generally granted with exercise prices of not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.
The Company accounts for its stock option plans in accordance with SFAS No. 123(R), “Share-Based Payment.” Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. The Company measures the fair value of service-based awards and performance-based awards on the date of grant. Performance-based awards are evaluated for vesting probability each reporting period. Awards with market conditions are valued on the date of grant using the Monte Carlo Simulation Method giving consideration to the range of various vesting probabilities.
The following weighted average assumptions were used in the estimated grant date fair value calculations for share-based payments:

	Fiscal Quarter Ended
	December 28, 2007	December 29, 2006
Stock option plans:
Expected dividend yield	$—	$—
Expected stock price volatility	66%	71%
Risk free interest rate	4.0%	4.6%
Average expected life (in years)	4.88	5.25

Stock purchase plan:
Expected dividend yield	$—	$—
Expected stock price volatility	42%	67%
Risk free interest rate	4.8%	5.0%
Average expected life (in years)	0.5	0.5
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
A summary of stock option activity is as follows (shares in thousands):

		Weighted
		Average
	Shares	Exercise Price
Outstanding, September 28, 2007	100,812	$2.39
Granted	1,115	1.19
Exercised	(5)	1.05
Forfeited	(11,170)	2.25

Outstanding, December 28, 2007	90,752	2.40

Exercisable, December 28, 2007	58,474	2.73

At December 28, 2007, of the 90.8 million stock options outstanding, approximately 71.8 million options were held by current employees and directors of the Company, and approximately 19.0 million options were held by employees of Rockwell, a former Rockwell business, or a former business of the Company (i.e., Mindspeed, Skyworks, Jazz) who remain employed by one of these businesses. At December 28, 2007, stock options outstanding had an aggregate intrinsic value of $0.03 million and a weighted-average remaining contractual term of 4.5 years. At December 28, 2007, exercisable stock options had an aggregate intrinsic value of $0.02 million and a weighted-average remaining contractual term of 3.3 years. The total intrinsic value of options exercised and total cash received from employees as a result of stock option exercises during the fiscal quarter ended December 28, 2007 was immaterial. During the fiscal quarter ended December 29, 2006, 0.9 million stock options were granted with a weighted average exercise price of $2.01.
Directors Stock Plan
The Company has a Directors Stock Plan (DSP) which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the DSP, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. During the fiscal quarter ended December 28, 2007, no stock options or shares of common stock were issued under the DSP. At December 28, 2007, approximately 1.0 million shares of the Company’s common stock are available for grant under the DSP.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (ESPP) which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or on the purchase date. Under the ESPP, employees may authorize the Company to withhold up to 15% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 2,000 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally 6 months in duration, but may be terminated earlier under certain circumstances. No shares were issued under the ESPP during the fiscal quarter ended December 28, 2007. At December 28, 2007, approximately 22.0 million shares of the Company’s common stock are reserved for future issuance under the ESPP, of which 12.5 million shares will become available in 2.5 million share annual increases, subject to the Board of Directors selecting a lower amount.
During the fiscal quarters ended December 28, 2007 and December 29, 2006, the Company recognized compensation expense of $3.8 million and $3.1 million, respectively, related to the stock option and stock purchase plans. At December 28, 2007, the total unrecognized fair value compensation cost related to non-vested stock options and employee stock purchase plan awards was $12.6 million, which is expected to be recognized over a remaining weighted average period of approximately 2.6 years.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Performance Plan
The performance-based awards may be settled, at the Company’s election at the time of payment, in cash, shares of common stock or any combination of cash and common stock. A summary of share-based award activity under the Performance Plan is as follows (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding, September 28, 2007	900	$2.29
Granted	750	1.24
Forfeited	(700)	2.29

Outstanding, December 28, 2007	950	1.46

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding, September 29, 2006	275	$2.90
Granted	900	2.29
Vested	(275)	2.90

Outstanding, December 29, 2006	900	2.29

During the fiscal quarter ended December 28, 2007, the Company recorded a reversal of previously recognized stock based compensation expense of $1.1 million related to the non-achievement of certain performance criteria and stock based compensation expense of $0.1 million related to award grants that are still outstanding. During the fiscal quarter ended December 29, 2006, the Company recorded stock based compensation expense of $0.3 million, related to these awards. At December 28, 2007, the total unrecognized fair value compensation cost related to non-vested Performance Plan share awards $0.9 million, which is expected to be recognized over a remaining weighted average period of approximately 1.8 years. At December 28, 2007, approximately 2.2 million shares of the Company’s common stock are available for issuance under this plan.
2004 New Hire Plan
As of December 28, 2007, Company had approximately 2.0 million shares of service-based awards granted under the New Hire Plan and 1.3 million shares of awards with market conditions. Of the service-based awards granted, 0.5 million shares have a vesting period of one year and 1.4 million shares have a three year vesting period. The Company measures service-based awards at fair value on the grant-date. The stock compensation cost of $2.8 million associated with these awards will be expensed ratably over the vesting periods of one to three years.
The share awards with market conditions will vest at a rate of one-third if the Company’s common stock sustains an average closing price of $3.00 over a 60 calendar day period, one-third if the Company’s common stock sustains an

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
average closing price of $4.50 over a 60 calendar day period and one-third if the Company’s common stock sustains an average closing price of $6.00 over a 60 calendar day period. Any unvested portion of the performance restricted stock units will be forfeited five years after grant. In the event of a change of control of the Company (as defined in the employment agreement), the vesting stock awards described above that are not vested will vest and, if not already vested, one-third of the performance restricted stock units described above will vest if the closing price of the Company’s common stock (or the price per share in the transaction that constitutes the change of control) on the date of the change of control is at least $3.00, an additional one-third will vest if such price is at least $4.50 and an additional one-third will vest if such price is at least $6.00. The Company measures share awards with market conditions at fair value on the grant-date using valuation techniques in accordance with SFAS No. 123R, which gives consideration to the range of various vesting probabilities.
During the fiscal quarters ended December 28, 2007 and December 29, 2006, no shares were issued, vested or forfeited under the New Hire Plan. At December 27, 2007 and September 28, 2007, there were 3.1 million shares outstanding under the New Hire Plan. At December 29, 2006 and September 29, 2006, there were no shares outstanding under the New Hire Plan. During the fiscal quarters ended December 28, 2007 and December 29, 2006, the Company expensed $0.5 million, and zero, respectively, related to these awards. At December 28, 2007, the total unrecognized fair value compensation cost related to non-vested New Hire Plan was $2.7 million, which is expected to be recognized over a remaining weighted average period of approximately 1.9 years.
6. Comprehensive (Loss) Income
Comprehensive (loss) income consists of the following (in thousands):

	Fiscal Quarter Ended
	December 28,	December 29,
	2007	2006
Net (loss) income	$(9,218)	$976

Other comprehensive (loss) income:
Foreign currency translation adjustments	299	981
Unrealized gains (losses) on marketable securities	—	11,796
Unrealized (losses) gains on foreign currency forward hedge contracts	(377)	249
Minimum pension liability adjustments	(1,110)	54

Other comprehensive (loss) income	(1,189)	13,080

Comprehensive (loss) income	$(10,407)	$14,056

Accumulated other comprehensive loss consists of the following (in thousands):

	December 28,	September 28,
	2007	2007
Foreign currency translation adjustments	$2,292	$1,994
Unrealized gains on foreign currency forward hedge contracts	3	380
Minimum pension liability adjustments	(4,869)	(3,759)

Accumulated other comprehensive loss	$(2,574)	$(1,385)

7. Special Charges
Special charges primarily consist of $6.8 and $2.9 million of Restructuring Charges for the fiscal quarters ended December 28, 2007 and December 29, 2006, respectively. Special charges during the three months ended December 28, 2007 were offset by the reversal of a $0.9 million reserve related to the settlement of a proposed tax assessment related to an acquired foreign subsidiary.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restructuring Charges
The Company has implemented a number of cost reduction initiatives since fiscal 2005 to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.
As of December 28, 2007, the Company has remaining restructuring accruals of $25.7 million, of which $4.3 million relates to workforce reductions and $21.4 million relates to facility and other costs. Of the $25.7 million of restructuring accruals at December 28, 2007, $19.7 million is included in other current liabilities and $9.1 million is included in other non-current liabilities in the accompanying condensed consolidated balance sheet as of December 28, 2007. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2008 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). As a result, the Company recorded the net present value of the future lease obligations and will accrete the remaining amounts into expense over the remaining terms of the lease non-cancellable leases. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.
Fiscal 2008 Restructuring Actions — During the three months ended December 28, 2007, the Company announced its decision to discontinue investments in standalone wireless networking solutions and other product areas. In relation to this announcement the Company has recorded $3.0 million of total charges for the cost of severance benefits for the affected employees. Additionally, the Company recorded charges of $1.1 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated.
Activity and liability balances recorded as part of the Fiscal 2008 Restructuring Actions through December 28, 2007 were as follows (in thousands):

	Workforce	Facility
	Reductions	And Other	Total
Restructuring balance, September 28, 2007	$—	$—	$—
Charged to costs and expenses	3,042	1,145	4,187
Non-cash items	—	—	—
Cash payments	(1,756)	(53)	(1,809)

Restructuring balance, December 28, 2007	$1,286	$1,092	$2,378

Fiscal 2007 Restructuring Actions — During fiscal 2007, the Company announced several facility closures and workforce reductions. In total, the Company notified approximately 670 employees of their involuntary termination and recorded $9.5 million of total charges for the cost of severance benefits for the affected employees. Additionally, the Company recorded charges of $2.0 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated.
Activity and liability balances recorded as part of the Fiscal 2007 Restructuring Actions through December 28, 2007 were as follows (in thousands):

	Workforce	Facility
	Reductions	And Other	Total
Restructuring balance, September 28, 2007	$3,636	$6,640	$10,276
Charged to costs and expenses	373	2,086	2,459
Non-cash items	—	(70)	(70)
Cash payments	(1,071)	(632)	(1,703)

Restructuring balance, December 28, 2007	$2,938	$8,024	$10,962

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Fiscal 2006 and 2005 Restructuring Actions — During fiscal years 2006 and 2005, the Company announced operating site closures and workforce reductions. In total, the Company notified approximately 385 employees of their involuntary termination. During fiscal 2006 and 2005, the Company recorded total charges of $24.1 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who were offered and accepted relocation assistance. Additionally, the Company recorded charges of $21.3 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The facility charges were determined in accordance with the provisions of SFAS No. 146. As a result, the Company recorded the net present value of the future lease obligations, in excess of the expected future sublease income and will accrete the remaining amounts into expense over the remaining term of the lease through fiscal 2008.
Activity and liability balances recorded as part of the Fiscal 2006 Restructuring Action through December 28, 2007 were as follows (in thousands):

	Workforce	Facility
	Reductions	And Other	Total
Restructuring balance, September 28, 2007	$131	$12,516	$12,647
Charged to costs and expenses	—	244	244
Cash payments	(1)	(588)	(589)
Non-cash items	—	82	82

Restructuring balance, December 28, 2007	$130	$12,254	$12,385

8. Other (expense) income, net
Other (expense) income, net consists of the following (in thousands):

	Fiscal Quarter Ended
	December 28,	December 29,
	2007	2006
Investment and interest income	$2,771	$5,389
Increase (decrease) in the fair value of derivative instruments	(8,364)	3,042
Other	248	(71)

Other (expense) income, net	$(5,345)	$8,360

Other (expense) income, net in the fiscal quarter ended December 28, 2007 was primarily comprised of $2.8 million of investment and interest income on invested cash balances offset by an $8.3 million decrease in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to a decrease in Mindspeed’s stock price during the period.
Other (expense) income, net in the fiscal quarter ended December 29, 2006 was primarily comprised of $5.4 million of investment and interest income on invested cash balances and a $3.0 million increase in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period.
9. Income Taxes
The Company recorded a tax provision of $1.2 million for the quarter ended December 28, 2007 as compared to $0.5 million for the quarter ended December 29, 2006, All of the Company’s U.S. Federal income taxes and the majority of its state income taxes are offset by fully reserved deferred tax assets.
The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109. The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of its loss carryback opportunities, the Company has concluded that a full valuation allowance should be recorded in such jurisdictions.
As of December 28, 2007, the Company had approximately $1.2 billion of net deferred income tax assets, which are primarily related to U.S. Federal income tax NOL carryforwards and capitalized R&D expenses and which can be used to offset taxable income in subsequent years. Approximately $386 million of the deferred tax assets were acquired in business combinations, and if the Company receives a tax benefit from their utilization, the benefit will be recorded as a reduction to goodwill. The deferred tax assets acquired in business combinations are subject to limitations imposed by section 382 of the Internal Revenue Code. Such limitations are not expected to impair the Company’s ability to utilize these deferred tax assets. As of December 28, 2007, the Company has a valuation allowance recorded against the majority of its deferred tax assets, resulting in net deferred tax assets of $0.3 million. The Company does not expect to recognize any income tax benefits relating to future operating losses until it believes that such tax benefits are more likely than not to be realized.
Adopting FIN 48 had the following impact on the Company’s financial statements: increased long-term liabilities by $5.9 million and retained deficit by $0.8 million and decreased its long-term assets by $0.3 million and current income taxes payable by $5.3 million. As of September 29, 2007, the Company had $74.4 million of unrecognized tax benefits of which $5.2 million, if recognized, would affect its effective tax rate and $1.7 million, if recognized, would reduce goodwill. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in provision for income taxes. As of September 29, 2007, the Company had accrued interest related to uncertain tax positions of $0.9 million, net of income tax benefit, on its balance sheet.
In the quarter ended December 28, 2007, the Company concluded certain foreign income tax audits that resulted in a decrease in uncertain tax positions of $1.2 million. In addition, due to the expected expiration of certain acquired net operating loss carryovers, the Company expects its unrecognized tax benefits to decrease by an additional $3.5 million over the next 12 months. The Company does not expect its uncertain tax positions to otherwise change materially over the next 12 months.
The Company is subject to income taxes in both the United States and numerous foreign jurisdictions and has also acquired and divested certain businesses for which it has retained certain tax liabilities. In the ordinary course of our business, there are many transactions and calculations in which the ultimate tax determination is uncertain and significant judgment is required in determining our worldwide provision for income taxes. The Company and its acquired and divested businesses are regularly under audit by tax authorities. Although the Company believes its tax estimates are reasonable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and accruals. Based on the results of an audit, a material effect on the Company’s income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. The Company files U.S. and state income returns in jurisdictions with varying statutes of limitation. The fiscal years 2004 through 2007 generally remain subject to examination by federal and most state tax authorities. The Company is subject to income tax in many jurisdictions outside the U.S., none of which are individually material to its financial position, statement of cash flows, or results of operations.
10. Related Party Transactions
Mindspeed Technologies, Inc.
As of December 28, 2007, the Company holds a warrant to purchase 30 million shares of Mindspeed common stock at an exercise price of $3.408 per share exercisable through June 2013. In addition, two members of the Company’s Board of Directors, including its Chairman, also serve on the Board of Mindspeed. No significant amounts were due to or receivable from Mindspeed at December 28 and September 28, 2007.
Lease Agreement — The Company subleases an office building to Mindspeed. Under the sublease agreement, Mindspeed pays amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. During each of the fiscal quarters ended December 28, 2007, and December 29, 2006, the Company recorded income related to the Mindspeed sublease agreement of $0.6 million. Additionally, Mindspeed made payments directly to the Company’s landlord totaling $1.0 million during each of the fiscal quarters ended December 28, 2007 and December 29, 2006.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Geographic Information
Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Fiscal Quarter Ended
	December 28,	December 29,
	2007	2006
United States	$7,905	$26,902
Other Americas	6,842	10,872

Total Americas	14,747	37,774

China	117,305	129,493
South Korea	13,073	21,395
Taiwan	10,537	11,645
Other Asia-Pacific	31,276	32,224

Total Asia-Pacific	172, 191	194,757

Europe, Middle East and Africa	10,020	13,003

	$196,958	$245,534

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. One distributor accounted for 10% and 11% of net revenues for the fiscal quarters ended December 28, 2007 and December 29, 2006, respectively. Sales to the Company’s twenty largest customers represented approximately 69% and 75% of net revenues for the fiscal quarters ended December 28, 2007 and December 29, 2006, respectively.
Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	December 28,	September 28,
	2007	2007
United States	$88,837	$84,267
India	16,225	17,377
Other Asia-Pacific	10,968	10,934
Europe, Middle East and Africa	1,669	1,831

	$117,699	$114,409

12. Supplemental Guarantor Financial Information
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following tables present the Company’s condensed consolidating balance sheets as of December 28, 2007 and September 28, 2007 (in thousands):

	December 28, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$203,522	$—	$28,619	$—	$232,141
Restricted cash	—	—	8,800	—	8,800
Receivables, net	(25,327)	—	97,054	—	71,727
Inventories	60,899	—	—	—	60,899
Other current assets	10,650	3	13,264	—	23,917

Total current assets	249,744	3	147,737	—	397,484

Property and equipment, net	30,971	—	27,251	—	58,222
Goodwill	68,748	30,835	306,154	—	405,737
Intangible assets, net	(4,939)	1,815	24,655	—	21,531
Other assets	64,217	—	2,417	—	66,634
Investments in subsidiaries	521,123	13,206	—	(534,329)	—

Total assets	$929,864	$45,859	$508,214	$(534,329)	$949,608

Current liabilities:
Current portion of long-term debt	$54,900	$—	$—	$—	$54,900
Short-term debt	—	—	70,973	—	70,973
Accounts payable	71,992	—	3,621	—	75,613
Accrued compensation and benefits	18,266	—	7,450	—	25,716
Intercompany payable (receivable)	91,122	(169,158)	78,036	—	—
Other current liabilities	41,092	932	7,862	—	49,886

Total current liabilities	277,372	(168,226)	167,942		277,088

Long-term debt	470,100	—	—	—	470,100
Other liabilities	59,375	—	3,016	—	62,391

Total liabilities	806,847	(168,226)	170,958	—	809,579

Shareholders’ equity	123,017	214,085	337,256	(534,329)	140,029

Total liabilities and equity	$929,864	$45,859	$508,214	$(534,329)	$949,608

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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s condensed consolidating statements of operations for the fiscal quarters ended December 28, 2007 and December 29, 2006 (in thousands):

	Fiscal Quarter Ended December 28, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$170,994	$11,196	$25,964	$(11,196)	$196,958
Cost of goods sold	85,294	—	23,589	(11,196)	97,687

Gross margin	85,700	11,196	2,375	—	99,271

Operating expenses:
Research and development	60,215	—	175	—	60,390
Selling, general and administrative	19,603	—	3,498	—	23,101
Amortization of intangible assets	676	244	3,861	—	4,781
Asset impairments	130	—	—	—	130
Special charges	5,412	—	372	—	5,784

Total operating expenses	86,036	244	7,906	—	94,186

Operating income (loss)	(336)	10,952	(5,531)	—	5,085

Equity in income (loss) of subsidiaries	9,081	1,641	—	(10,722)	—
Interest expense	(9,773)	—	(1,790)	—	(11,563)
Other income (expense), net	(11,183)	—	5,838	—	(5,345)

Income (loss) before income taxes and gain (loss) on equity method investments	(12,211)	12,593	(1,483)	(10,722)	(11,823)
Provision for income taxes	780	—	388	—	1,168

Income (loss) before gain (loss) on equity method investments	(12,991)	12,593	(1,871)	—	(10,722)
Gain on equity method investments	3,773	—	—	—	3,773

Net (loss) income	$(9,218)	$12,593	$(1,871)	$(10,722)	$(9,218)

	Fiscal Quarter Ended December 29, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$208,474	$6,905	$37,060	$(6,905)	$245,534
Cost of goods sold	108,205	—	34,745	(6,905)	136,045

Gross margin	100,269	6,905	2,315	—	109,489

Operating expenses:
Research and development	70,487	—	963	—	71,450
Selling, general and administrative	23,613	—	3,863	—	27,476
Amortization of intangible assets	727	5,256	255	—	6,238
Special charges	2,898	—	—	—	2,898

Total operating expenses	97,725	5,256	5,081	—	108,062

Operating income (loss)	2,544	1,649	(2,766)	—	1,427

Equity in income (loss) of subsidiaries	2,421	465	—	(2,886)	—
Interest expense	(11,342)	—	(1,694)	—	(13,036)
Other income (expense), net	7,748	—	5,313	—	13,061

Income (loss) before income taxes and gain (loss) on equity method investments	1,371	2,114	853	(2,886)	1,452
Provision for income taxes	390	—	81	—	471

Income (loss) before gain (loss) on equity method investments	981	2,114	772	(2,886)	981
Loss on equity method investments	(5)	—	—	—	(5)

Net income (loss)	$976	$2,114	$772	$(2,886)	$976

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s condensed consolidating statements of cash flows for the fiscal quarters ended December 28, 2007 and December 29, 2006 (in thousands):

	Fiscal Quarter Ended December 28, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5,576	$—	$(3,480)	$5,832	$7,928

Cash flows from investing activities:
Purchases of accounts receivable	—	—	(145,848)	145,848	—
Collections of accounts receivable	—	—	151,680	(151,680)	—
Purchases of equity securities and other assets	(755)	—	—	—	(755)
Purchases of property and equipment	(566)	—	(1,048)	—	(1,614)

Net cash (used in) provided by investing activities	(1,321)	—	4,784	(5,832)	(2,369)

Cash flows from financing activities:
Repayment of short-term debt, net	—	—	(9,027)	—	(9,027)
Proceeds from common stock	4	—	—	—	4

Net cash provided by (used in) financing activities	4	—	(9,027)	—	(9,023)

Net increase (decrease) in cash and cash equivalents	4,259	—	(7,723)	—	(3,464)
Cash and cash equivalents at beginning of period	199,263	—	36,342	—	235,605

Cash and cash equivalents at end of period	$203,522	$—	$28,619	$—	$232,141

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

13. Subsequent Events
On January 30, 2008, the Company received a letter from The Nasdaq Stock Market notifying it that for the 30 consecutive business days preceding the date of the letter the bid price of the Company’s common stock had closed below the $1.00 per share minimum bid price required for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Marketplace Rule 4450(a)(5). This notification has no effect on the listing of the Company’s common stock at this time.
Nasdaq stated in its letter that in accordance with Nasdaq Marketplace Rule 4450(e)(2), the Company has 180 calendar days from the date of the Nasdaq letter, or until July 28, 2008, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days. Nasdaq may, in its discretion, require the Company to maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance. If compliance is not regained, Nasdaq will notify the Company of its determination to delist the Company’s common stock, which determination may be appealed to a Nasdaq Listings Qualification Panel.]
On February 1, 2008, Conexant entered into three interest rate swap agreements with Bear Stearns Capital Markets Inc (counterparty) for a combined notional amount of $200,000,000 to eliminate interest rate risk on $200,000,000 of its Floating Rate Senior Secured Notes due 2010. Under the terms of the swaps, the Company will pay a fixed rate of 2.98% and receive a floating rate equal to three-month LIBOR, which will offset the floating rate paid on the Notes. The swap agreements require the Company to post cash collateral with the counterparty in a minimum amount of $4,250,000. The amount of collateral will adjust monthly based on a mark-to-market of the swaps.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Part I and Item 1 of this Quarterly Report, as well as other cautionary statements and risks described elsewhere in this Quarterly Report, and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.
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
We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 25% of our net revenues in the fiscal quarter ended December 28, 2007, compared to 34% of our net revenues in the fiscal quarter ended December 29, 2006. One distributor accounted for 10% and 11% of net revenues for the three months ended December 28, 2007 and December 29, 2006, respectively. Our top 20 customers accounted for approximately 69% and 75% of net revenues for the fiscal quarters ended December 28, 2007 and December 29, 2006, respectively. Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe (including the Middle East and Africa) were 8%, 87% and 5%, respectively, of our net revenues for the fiscal quarter ended December 28, 2007 and were 16%, 79% and 5%, respectively, of our net revenues for the fiscal quarter ended December 29, 2006. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
Critical Accounting Policies
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, revenues and expenses during the periods reported and related disclosures. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 40-43 in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007. Management believes that at December 28, 2007, there has been no material change to this information.

Business Enterprise Segments
We operate in one reportable segment, broadband communications. Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in consolidated financial statements. Although we had four operating segments at December 28, 2007, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable segment, broadband communications.
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
Results of Operations
Net Revenues
Our net revenues decreased 19.8% in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. This decrease was driven by overall revenue declines with the most significant being Broadband Media products. These declines were partially offset by approximately $14.7 million of non-recurring revenue from the buyout of a future royalty stream.
We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the purchased products are sold by the distributors to third parties. At December 28, 2007 and September 28, 2007, deferred revenue related to sales to these distributors was $6.5 million and $5.5 million, respectively. Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. At December 28, 2007 and September 28, 2006, deferred revenue related to shipments of products for which we have on-going performance obligations was $5.1 million and $3.0 million, respectively. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.

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
Our gross margin percentage for the first quarter of fiscal 2008 was 50% compared with 45% for the first quarter of fiscal 2007. Excluding the $14.7 million the royalty buy-out in the first fiscal quarter of 2008, our gross margin percentage would have been 46% for the first quarter of fiscal 2008 compared to 45% for the first quarter of fiscal 2007. The higher gross margin percentage in the first quarter of fiscal 2008 is primarily attributable to a shift in product mix.
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
Excess and Obsolete Inventory
During the fiscal quarters ended December 28, 2007 and December 29, 2006, we recorded $3.9 million and $1.6 million, respectively, in inventory charges for excess and obsolete (E&O) inventory. Activity in our E&O inventory reserves for the fiscal quarters ended December 28, 2007 and December 29, 2006 was as follows:

	Fiscal Quarter Ended
	December 28,	December 29,
(in thousands)	2007	2006
E&O reserves at beginning of period	$22,181	$36,632
Additions	3,895	1,570
Release upon sales of product	(1,238)	(2,650)
Scrap	(1,611)	(4,672)
Standards adjustments and other	72	(87)

E&O reserves at end of period	$23,299	$30,793

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
On a quarterly basis, we also assess the net realizable value of our inventories. When the estimated ASP, plus costs to sell our inventory, falls below our inventory cost, we adjust our inventory to its current estimated market value. Increases to the lower of cost or market (LCM) inventory reserves may be required based upon actual ASPs and changes to our current estimates, which would impact our gross margin percentage in future periods. Activity in our LCM inventory reserves for the three months ended December 28, 2007 and December 29, 2006 were immaterial.
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
R&D expense decreased $11.1 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily due to expense reductions resulting from restructuring initiatives implemented during fiscal 2007 and 2008. R&D expense for the first quarter of fiscal 2008 also included a correcting adjustment of $5.3 million, representing the unamortized portion of the capitalized photo mask costs as of September 29, 2007. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of APB 28, paragraph 29, and SAB Nos. 99 and 108, we believe that this correcting adjustment will not be material to our estimated full year results for 2008. In addition, we do not believe the correcting adjustment is material to the amounts reported in previous periods.
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
SG&A expense decreased $4.4 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily due to expense restructuring initiatives implemented during fiscal 2007.
Amortization of Intangible Assets
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average period of approximately five years.
Amortization expense decreased $1.5 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due to the impairment of intangible assets recognized in fiscal 2007.
Special Charges
Special charges in the first quarter of fiscal 2008 were comprised of $3.4 million of restructuring charges that were attributable to employee severance and termination benefit costs related to our fiscal 2008, 2007 and 2006 restructuring actions and $3.4 million of facilities related charges resulting from the accretion of rent expense related to our fiscal 2008 and 2005 restructuring actions. These special charges were offset by the reversal of a $0.9 million reserve related to the settlement of a proposed tax assessment related to an acquired foreign subsidiary
Special charges in the first quarter of fiscal 2007 were comprised of $2.6 million of restructuring charges that were attributable to employee severance and termination benefit costs related to our fiscal 2007 and 2006 restructuring actions and $0.3 million of facilities related charges resulting from the accretion of rent expense related to our fiscal 2005 restructuring action.
Interest Expense
Interest expense decreased $1.5 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The decrease is primarily attributable to debt refinancing activities implemented in fiscal 2007.

Other (expense) income, net

	Fiscal Quarter Ended
	December 28,	December 29,
(in thousands)	2007	2006
Investment and interest income	$2,771	$5,389
(Decrease) increase in the fair value of derivative instruments	(8,364)	3,042
Other	248	(71)

Other (expense) income, net	$(5,345)	$8,360

Other (expense) income, net in the fiscal quarter ended December 28, 2007 was primarily comprised of $2.8 million of investment and interest income on invested cash balances, offset by a $8.4 million decrease in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock mainly due to a decrease in Mindspeed’s stock price during the period.
Other (expense) income, net for the first quarter of fiscal 2007 was primarily comprised of $5.4 million of investment and interest income on invested cash balances and a $3.0 million increase in the fair value of our warrant to purchase 30 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the first quarter of fiscal 2007.
Provision for Income Taxes
We recorded a tax provision of $1.2 million for the quarter ended December 28, 2007 as compared to $0.5 million for the quarter ended December 29, 2006, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. Federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents.
Our cash and cash equivalents decreased $3.5 million between December 28, 2007 and September 28, 2007. The decrease was primarily due to the payment of an $18.5 million litigation settlement and a net repayment of $9.0 million on our revolving line of credit offset by a decrease in our Days Sales Outstanding (“DSO”) from 48 days in the fourth quarter of fiscal 2007 to 35 days in the first quarter of fiscal 2008 and the receipt of $14.7 million related to the buyout of a future royalty stream.
We also have other assets, including real estate in Newport Beach, California and a warrant to purchase 30 million shares of Mindspeed common stock. The value of the Mindspeed warrant of $7.2 million is reflected as a long-term asset on our condensed consolidated balance sheet as of December 28, 2007. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value. Further, there is no assurance that the equity markets would allow us to liquidate a substantial portion of this warrant within a short time period without significantly impacting the market value of Mindspeed’s common stock and the warrant.
At December 28, 2007, we had a total of $250.0 million aggregate principal amount of 4.00% convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
At December 28, 2007, we also had a total of $275.0 million aggregate principal amount of floating rate senior secured notes outstanding. These notes are due in November 2010, but we are required to offer to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our investment in Jazz in February 2007 and the sale of two other equity investments in January 2007 qualify as asset dispositions requiring us to make offers to repurchase a portion of the notes no later than 361 days following the February 2007 asset dispositions. Based on the proceeds received from these asset dispositions and our estimates of cash investments in assets (other than current assets) related to our business to be made within 360 days following the asset dispositions, we estimate that we will be required to make an offer to repurchase approximately $54.9 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest, in the second quarter of fiscal 2008.
We also have an $80.0 million credit facility with a bank, under which we had borrowed $71.0 million as of December 28, 2007. The term of this credit facility has been extended through November 28, 2008, and the facility remains subject to additional 364-day extensions at the discretion of the bank.
We believe that our existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months, including the portion of our floating rate senior subordinated notes which we are required to make an offer to repurchase due to the asset sales we made in January and February 2007.
Cash flows were as follows:

	Fiscal Quarter Ended
	December 28,	December 29,
(in thousands)	2007	2006
Net cash provided by operating activities	$7,928	$7,874
Net cash (used in) provided by investing activities	(2,369)	4,785
Net cash (used in) provided by financing activities	(9,023)	268,640

Net (decrease) increase in cash and cash equivalents	$(3,464)	$281,299

Cash provided by operating activities was $7.9 million in the first quarter of fiscal 2008. In the first quarter of fiscal 2008, we generated $26.4 million of cash from operations and used $18.5 million from net changes in our working capital (accounts receivable, inventories and accounts payable). These cash inflows were partially offset by $4.1 million of payments for restructuring related items. The changes in working capital were primarily driven by a decrease in days sales outstanding (DSO) from 48 days in the first quarter of fiscal 2007 to 33 days in the first quarter of fiscal 2008 and a decrease in accounts payable due to the payment of a litigation settlement in the first quarter of fiscal 2008 of $18.5 million.
Cash provided by operating activities was $7.9 million in the first quarter of fiscal 2007. In the first quarter of fiscal 2007, we generated $11.8 million of cash from operations and $1.6 million from net favorable changes in our working capital (accounts receivable, inventories and accounts payable). These cash inflows were partially offset by $5.5 million of payments for restructuring related items. The favorable changes in working capital were driven by improved inventory turns from 5.5 turns in the fourth quarter of fiscal 2006 to 6.5 turns in the first quarter of fiscal 2007, which was partly offset by the impact of an increase in days sales outstanding (DSO) from 46 days in the fourth quarter of fiscal 2006 to 48 days in the first quarter of fiscal 2007 and a decrease in accounts payable due to the timing of payments.
Cash used in investing activities was $2.4 million in the first quarter of fiscal 2008. Cash used in investing activities in the first quarter of fiscal 2008 was primarily attributable to capital expenditures of $1.6 million and $0.8 million in payments related to our equity investments.
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
Cash used in financing activities was $9.0 million in the first quarter of fiscal 2008. Cash used in financing activities in the first quarter of fiscal 2008 primarily consisted of a decrease in amounts payable under our line of credit which is supported by our accounts receivable which decreased as mentioned in the above discussion of the cash provided by operations.
Cash provided by financing activities was $268.6 million in the first quarter of fiscal 2007 compared to $77.2 million in the first quarter of fiscal 2006. Cash provided by financing activities in the first quarter of fiscal 2007 primarily consisted of net proceeds of $267.2 million from the issuance of the floating rate senior secured notes due November 2010. We also received $2.2 million of proceeds from the issuance of common stock under our stock-based employee benefit plans.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires company plan sponsors to display the net over- or under- funded position of a defined benefit postretirement plan as an asset or a liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal year 2007 and we will adopt the measurement provisions as of the end of fiscal year 2008. We are currently assessing the impact adopting the measurement provisions of SFAS No. 158 will have on its financial position and results of operations.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. We will adopt SFAS No. 141R no later than the first quarter of fiscal 2010 and will apply prospectively to business combinations completed on or after that date.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. We will adopt SFAS No. 160 no later than the first quarter of fiscal 2010 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on its financial position and results of operations.
In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, “Share-Based Payment”, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R). The Company does not expect SAB 110 to have a material impact on its results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial instruments include cash and cash equivalents, marketable debt securities, marketable equity securities, the Mindspeed warrant, short-term debt and long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after tax returns on our investment portfolio. Consequently, we invest with only high credit quality issuers, and we limit the amount of our credit exposure to any one issuer. See also “Part I, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 28, 2007, the carrying value of our cash and cash equivalents approximates fair value.
We hold a warrant to purchase 30 million shares of Mindspeed common stock. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of December 28, 2007, a 10% decrease in the market price of Mindspeed’s common stock would result in an immaterial decrease in the fair value of this warrant. At December 28, 2007, the market price of Mindspeed’s common stock was $1.16 per share. During the fiscal quarter ended December 28, 2007, the market price of Mindspeed’s common stock ranged from a low of $1.10 per share to a high of $1.86 per share.
Our short-term debt consists of borrowings under a 364-day credit facility. Interest related to our short-term debt is at 7-day LIBOR plus 0.6%, which is reset quarterly and was approximately 5.69% at December 28, 2007. We do not believe our short-term debt is subject to significant market risk.
Our long-term debt consists of convertible subordinated notes with interest at fixed rates and floating rate senior secured notes. Interest related to our floating rate senior secured notes is at three-month LIBOR plus 3.75%, which is reset quarterly and was approximately 8.62% at December 28, 2007. The fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.
The following table shows the fair values of our financial instruments as of December 28, 2007:

(in thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$232,141	$232,141
Mindspeed warrant	7,155	7,155
Short-term debt	70,973	70,973
Long-term debt: senior secured notes	275,000	274,313
Long-term debt: convertible subordinated notes	250,000	197,500
We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, from time to time, we offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At December 28, 2007, we had outstanding foreign currency forward exchange contracts with a notional amount of 668 million Indian Rupees, approximately $16.5 million, maturing at various dates through May 2008. Based on the fair values of these contracts, we recorded a derivative asset of $0.2 million at December 28, 2007. Based on our overall currency rate exposure at December 28, 2007, a 10% change in the currency rates would not have a material effect on our financial position, results of operations or cash flows.

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
There were no changes in our internal control over financial reporting during the quarter ended December 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Class Action Suit — In February 2005, we and certain of our current and former officers and our Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in our 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court for New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006. The appellate argument was held on April 19, 2007. On July 31, 2007 the United States Court of Appeals for the Third Circuit vacated the District Court’s order dismissing Graden’s complaint and remanded the case for further proceedings. On November 17, 2007, defendants filed a Renewed Motion to Dismiss in the U.S. District Court for New Jersey. On December 4, 2007, defendants also filed a petition for certiorari in the U.S. Supreme Court with respect to the Third Circuit Court of Appeals ruling.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Amendment to Employment Agreement and Separation and Release Agreement dated as of October 2, 2007 between the Company and Dennis E. O’Reilly, filed as Exhibit 10-k-14 to the Company’s Annual Report on Form 10-K for the year ended September 28, 2007, is incorporated herein by reference.

10.2	The Company’s 2008 Peak Performance Incentive Plan.

10.3	Extension Letter Agreement dated October 11, 2007 by and among Wachovia Bank, National Association, the Company and Conexant USA, LLC with respect to the Receivables Purchase Agreement dated as of November 29, 2005 by and between Conexant USA, LLC and the Company, the Credit and Security Agreement dated as of November 29, 2005 by and between Conexant USA, LLC and Wachovia Bank, National Association and the Servicing Agreement dated as of November 29, 2005 by and between the Company and Conexant USA, LLC, filed as Exhibit 10-r-5 to the Company’s Annual Report on Form 10-K for the year ended September 28, 2007, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)
Date: February 5, 2008	By	/s/ KAREN ROSCHER
Karen Roscher
Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Employment Agreement and Separation and Release Agreement dated as of October 2, 2007 between the Company and Dennis E. O’Reilly, filed as Exhibit 10-k-14 to the Company’s Annual Report on Form 10-K for the year ended September 28, 2007, is incorporated herein by reference.

10.2	The Company’s 2008 Peak Performance Incentive Plan.

10.3	Extension Letter Agreement dated October 11, 2007 by and among Wachovia Bank, National Association, the Company and Conexant USA, LLC with respect to the Receivables Purchase Agreement dated as of November 29, 2005 by and between Conexant USA, LLC and the Company, the Credit and Security Agreement dated as of November 29, 2005 by and between Conexant USA, LLC and Wachovia Bank, National Association and the Servicing Agreement dated as of November 29, 2005 by and between the Company and Conexant USA, LLC, filed as Exhibit 10-r-4 to the Company’s Annual Report on Form 10-K for the year ended September 28, 2007, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.