Form 10-Q
period 2008-03-28
CONEXANT SYSTEMS INC
filed 2008-05-07
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 30, 2008 there were 493,573,393 shares of the registrant’s common stock outstanding.

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
•	pricing pressures and other competitive factors;

•	our ability to anticipate trends and successfully develop products for which there will be market demand;

•	the market acceptance and timing of our new product introductions, demand for existing products and product quality;

•	the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products;

•	continuing volatility in the technology sector and the semiconductor industry;

•	the uncertainties of litigation, including claims of infringement of third-party intellectual property rights or demands that we license third-party technology, and the demands it may place on the time and attention of our management and the expense it may place on our company;

•	our ability to develop and implement new technologies and to obtain protection for the related intellectual property;

•	the risk that the value of our common stock may be adversely affected by market volatility;

•	the substantial losses we have incurred recently;

•	changes in product mix and product obsolescence;

•	changes in general economic conditions, conditions in the markets we address, and changes in financial markets, including fluctuations in interest rates and exchange rates;

•	the ability of our customers to manage inventory;

•	the availability of manufacturing capacity;

•	the risk that capital needed for our business and to repay our indebtedness will not be available when needed;

•	the ability of management to structure and execute on new restructuring plans;

•	possible disruptions in commerce related to terrorist activity or armed conflict,
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

CONEXANT SYSTEMS, INC.
INDEX

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets — March 28, 2008 and September 28, 2007	3
	Condensed Consolidated Statements of Operations — Three and Six Months Ended March
	28, 2008 and March 30, 2007	4
	Condensed Consolidated Statements of Cash Flows — Six Months Ended March 28, 2008
	and March 30, 2007	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION		43
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 4.	Submission of Matters to a Vote of Security Holders	44
Item 6.	Exhibits	45
SIGNATURE		46
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	March 28,	September 28,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$164,112	$235,605
Restricted cash	8,800	8,800
Receivables, net of allowances of $961 and $1,659	73,084	80,906
Inventories	55,387	63,174
Other current assets	28,247	20,361

Total current assets	329,630	408,846
Property, plant and equipment, net	52,650	67,967
Goodwill	286,037	406,323
Intangible assets, net	18,218	26,067
Other assets	62,046	76,766

Total assets	$748,581	$985,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$58,000
Short-term debt	71,096	80,000
Accounts payable	69,924	80,667
Accrued compensation and benefits	22,809	26,154
Other current liabilities	51,751	70,631

Total current liabilities	215,580	315,452

Long-term debt	471,400	467,000
Other liabilities	59,669	57,002

Total liabilities	746,649	839,454

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 1,000,000 shares authorized; 493,575 and 492,362 shares issued and outstanding	4,936	4,924
Additional paid-in capital	4,730,501	4,721,298

Accumulated deficit	(4,730,265)	(4,578,219)
Accumulated other comprehensive loss	(3,135)	(1,385)
Shareholder notes receivable	(105)	(103)

Total shareholders’ equity	1,932	146,515

Total liabilities and shareholders’ equity	$748,581	$985,969

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
Net revenues	$173,992	$199,865	$370,950	$445,399
Cost of goods sold (1)	94,979	110,016	192,666	246,061

Gross margin	79,013	89,849	178,284	199,338

Operating expenses:
Research and development (1)	52,477	69,345	112,867	140,795
Selling, general and administrative (1)	23,540	26,803	46,641	54,279
Amortization of intangible assets	3,069	6,254	7,850	12,492
Asset impairment	121,655	155,000	121,785	155,000
Special charges	3,973	5,121	9,757	8,019

Total operating expenses	204,714	262,523	298,900	370,585

Operating loss	(125,701)	(172,674)	(120,616)	(171,247)

Interest expense	10,969	13,220	22,532	26,256
Other expense (income), net	4,148	(9,660)	9,493	(22,721)

Loss before income taxes and gain of equity method investments	(140,818)	(176,234)	(152,641)	(174,782)

Provision for income taxes	972	1,232	2,140	1,703

Loss before gain of equity method investments	(141,790)	(177,466)	(154,781)	(176,485)

(Loss) gain of equity method investments	(214)	44,020	3,559	44,015

Net loss	$(142,004)	$(133,446)	$(151,222)	$(132,470)

Net loss per share — basic	$(0.29)	$(0.27)	$(0.31)	$(0.27)

Shares used in computing basic net loss per share	493,122	489,302	492,743	487,630

(1)	These captions include non-cash employee stock-based compensation expense as follows (see Note 6):

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
Cost of goods sold	$81	$115	$195	$218
Research and development	1,378	2,715	3,538	5,082
Selling, general and administrative	2,307	1,941	3,317	3,808
See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	March 28,	March 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(151,222)	$(132,470)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	11,534	11,989
Amortization of intangible assets	7,851	12,492
Asset impairments	121,785	155,000
Reversals of provision for bad debts, net	(698)	(219)
Charges (reversals) for inventory provisions, net	4,715	(3,256)
Deferred income taxes	121	—
Stock-based compensation	7,050	9,108
Decrease (increase) in fair value of derivative instruments	14,161	(6,924)
Gains of equity method investments	28	(44,015)
Gains on equity securities and other assets	—	(6,190)
Other items, net	451	(363)
Changes in assets and liabilities:
Receivables	8,520	12,519
Inventories	3,072	25,451
Accounts payable	(10,743)	(19,586)
Accrued expenses and other current liabilities	(26,636)	(14,456)
Other, net	10,926	(7,306)

Net cash provided by (used in) operating activities	915	(8,226)

Cash flows from investing activities:
Purchases of marketable debt securities	—	(25,877)
Proceeds from sales and maturities of marketable debt securities	—	78,645
Purchases of equity securities	(755)	(600)
Proceeds from equity securities and other assets	—	105,491
Purchases of property, plant and equipment	(3,689)	(14,939)
Proceeds from sale of property, plant and equipment	574	—
Payments for acquisitions	—	(5,029)

Net cash (used in) provided by investing activities	(3,870)	137,691

Cash flows from financing activities:
Interest rate swap security deposit	(6,741)	—
Proceeds from short-term debt	39,287	—
Repayments of short-term debt, net of expenses of $1,175 and $1,198	(48,191)	(1,198)
Proceeds from long-term debt, net of expenses of $9,249	—	265,751
Repurchases and retirements of long-term debt	(53,600)	(456,500)
Proceeds from issuance of common stock	707	7,202
Repayment of shareholder notes receivable	—	21

Net cash used in financing activities	(68,538)	(184,724)

Net decrease in cash and cash equivalents	(71,493)	(55,259)

Cash and cash equivalents at beginning of period	235,605	225,626

Cash and cash equivalents at end of period	$164,112	$170,367

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
Revenue Recognition — The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for who contractual terms were not enforced is deferred until the products are sold by the distributors to third parties. At March 28, 2008 and September 28, 2007, deferred revenue related to sales to these distributors was $5.6 million and $5.5 million, respectively. Revenue with respect to sales to customers to whom the Company has significant obligations after delivery is deferred until all significant obligations have been completed. At March 28, 2008 and September 28, 2007, deferred revenue related to shipments of products for which the Company has on-going performance obligations was $0.2 million and $3.0 million, respectively. The majority of the Company’s distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to reasonably estimate and establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.

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
Adopting FIN 48 had the following impact on the Company’s financial statements: increased long-term liabilities by $5.9 million and retained deficit by $0.8 million and decreased its long-term assets by $0.3 million and current income taxes payable by $5.3 million. As of September 29, 2007, the Company had $74.4 million of unrecognized tax benefits of which $5.2 million, if recognized, would affect its effective tax rate and $1.7 million, if recognized, would reduce goodwill. As of March 28, 2008, the Company had $74.0 million of unrecognized tax benefits of which $5.1 million, if recognized, would affect its effective tax rate and $1.1 million, if recognized, would reduce goodwill. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in provision for income taxes. As of September 29, 2007 and March 28, 2008, the Company had accrued interest related to uncertain tax positions of $0.9 and $0.6 million, net of income tax benefit, respectively, on its balance sheet.
In the six months ended March 28, 2008, the Company concluded certain foreign income tax audits that resulted in a decrease in uncertain tax positions of $1.2 million. In addition, primarily due to the expected expiration of certain acquired net operating loss carryovers, the Company expects its unrecognized tax benefits to decrease by an additional $2.9 million over the next twelve months. The Company does not expect its uncertain tax positions to otherwise change materially over the next twelve months.
Liquidity — The Company has an $80.0 million credit facility with a bank, under which it had borrowed $71.1 million as of March 28, 2008. The term of this credit facility has been extended through November 28, 2008 and the facility remains subject to additional 364-day extensions at the discretion of the bank.
The Company believes that its existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund its operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.
Reclassifications — The Company has reclassified asset impairments from special charges to a separate line item in operating expenses on its condensed consolidated statements of operations for the three and six months ended March 30, 2007 to conform to the current period presentation. This reclassification on the condensed consolidated statements of operations did not affect the Company’s reported revenues, gross margins, operating loss, or net loss for the period.

	Three Months	Six Months
	Ended	Ended
	March 30, 2007	March 30, 2007
Special charges, before reclassification	$160,121	$163,019
Asset impairments	(155,000)	(155,000)

Special charges, after reclassification	$5,121	$8,019

Review of Accounting for Research and Development Costs — During the first quarter of fiscal 2008, the Company reviewed its methodology of capitalizing photo mask costs used in product development. Photo mask designs are subject to significant verification and uncertainty regarding the final performance of the related part. Due to these uncertainties, the Company reevaluated its prior practice of capitalizing such costs and concluded that these costs should have been expensed as research and development costs as incurred. As a result, in the six months ended March 28, 2008, the Company recorded a correcting adjustment of $5.3 million, representing the unamortized portion of the capitalized photo mask costs as of September 29, 2007. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board Opinion No. 28 “Interim Financial Reporting,” (“APB 28”), paragraph 29, and SEC Staff Accounting Bulletin Nos. 99 “Materiality” (“SAB 99”) and 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company believes that this correcting adjustment will not be material to its estimated full year results for 2008. In addition, the Company does not believe the correcting adjustment is material to the amounts reported in previous periods.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Derivative Financial Instruments — The Company’s derivative financial instruments as of March 28, 2008 principally consist of (i) the Company’s warrant to purchase 30 million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock (ii) foreign currency forward exchange contracts and (iii) interest-rate swaps. See Note 4 for further information regarding the Mindspeed warrant.
The Company’s foreign currency forward exchange contracts are used to hedge certain Indian Rupee-denominated forecasted transactions related to its research and development efforts in India. The foreign currency forward contracts used to hedge these exposures are reflected at their fair values on the accompanying condensed consolidated balance sheets and meet the criteria for designation as foreign currency cash flow hedges. The criteria for designating a derivative as a hedge include that the hedging instrument should be effective in offsetting changes in the designated hedged item. The Company has determined that its non-deliverable foreign currency forward contracts to purchase Indian Rupees are effective in offsetting the variability in the U.S. Dollar forecasted cash transactions resulting from changes in the U.S. Dollar to Indian Rupee spot foreign exchange rate. For these derivatives, the gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets and is recognized in the consolidated statements of operations in the periods in which the hedged transaction affects operations, and within the same consolidated statement of operations line item as the impact of the hedged transaction. The gain or loss is recognized immediately in other expense (income), net in the consolidated statements of operations when a designated hedging instrument is either terminated early or an improbable or ineffective portion of the hedge is identified.
At March 28, 2008, the Company had outstanding foreign currency forward exchange contracts with a notional amount of 470.0 million Indian Rupees, approximately $11.7 million, maturing at various dates through September 2008. At March 30, 2007, the Company had outstanding foreign currency forward exchange contracts with a notional amount of 790.0 million Indian Rupees, approximately $17.3 million, maturing at various dates through October 2007. Based on the fair values of these contracts, the Company recorded a derivative liability of $0.2 million at March 28, 2008. During the three and six months ended March 28, 2008 the Company recorded a gain of $0.2 million for hedge ineffectiveness. During the three and six months ended March 30, 2007, there were no significant gains or losses recognized in the statements of operations for hedge ineffectiveness.
During the three months ended March 28, 2008, the Company entered into three interest rate swap agreements with Bear Stearns Capital Markets Inc (counterparty) for a combined notional amount of $200 million to mitigate interest rate risk on $200 million of its Floating Rate Senior Secured Notes due 2010. Under the terms of the swaps, the Company will pay a fixed rate of 2.98% and receive a floating rate equal to three-month LIBOR, which will offset the floating rate paid on the Notes. The swap agreements require the Company to post cash collateral with the counterparty in a minimum amount of $4.25 million. The amount of collateral will adjust monthly based on a mark-to-market of the swaps. At March 28, 2008, the Company was required to post $6.7 million of cash collateral with the counterparty. Based on the fair value of the swap agreements, the Company recorded a derivative liability of $1.6 million at March 28, 2008. During the three months ended March 28, 2008, there were no significant gains or losses recognized in the statements of operations for hedge ineffectiveness.
The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Supplemental Cash Flow Information — Cash paid for interest was $19.7 million and $23.1 million for the six months ended March 28, 2008 and March 30, 2007, respectively. Cash paid for income taxes for the six months ended March 28, 2008 and March 30, 2007 was $1.6 million and $1.0 million, respectively.
Non-cash Investing Activity — Non-cash investing activity committed to during the quarter will require future cash payments totaling $10 million between April and December of 2008.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
Stock options and warrants	90,099	5,486	91,869	6,065
4.00% convertible subordinated notes due February 2007	—	3,890	—	7,318
4.00% convertible subordinated notes due March 2026	50,813	50,813	50,813	50,813

	140,912	60,189	142,682	64,196

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
Goodwill — Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. See Note 3 for further information on goodwill.
Business Enterprise Segments — The Company operates in one reportable segment, broadband communications. Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although the Company had three operating segments at March 28, 2008, under the aggregation criteria set forth in SFAS No. 131, it only operates in one reportable segment, broadband communications.
Under SFAS No. 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:
•	the nature of products and services;

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.
The Company meets each of the aggregation criteria for the following reasons:
•	the sale of semiconductor products is the only material source of revenue for each of the Company’s three operating segments;
•	the products sold by each of the Company’s operating segments use the same standard manufacturing process;
•	the products marketed by each of the Company’s operating segments are sold to similar customers; and
•	all of the Company’s products are sold through its internal sales force and common distributors.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amount of derivative instruments in and entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. The Company is currently evaluating what impact SFAS 161 will have on its financial position and results of operations.
3. Impairments
Goodwill is tested at the reporting unit level annually and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Property Plant and Equipment are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The fair values of the reporting units are determined using a combination of a discounted cash flow model and revenue multiple model.
During the quarter ended March 28, 2008, the Company reevaluated its reporting unit operations with particular attention given to various scenarios for the Broadband Media Processing (“BMP”) business unit. The reduced revenue forecast resulting from the Company’s decision to not support the future capital requirements necessary to achieve profitable growth in the BMP product lines caused the net book value of certain assets within the BMP business unit to be considered not fully recoverable. As a result, the Company recorded impairment charges of $119.6 million related to goodwill and $2.1 million related to property, plant and equipment which supports the BMP business unit, to write the assets down to their estimated fair market value.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The changes in the carrying amounts of goodwill were as follows (in thousands):

Goodwill at September 28, 2007	$406,323
Additions	—
Impairments	(119,600)
Other Adjustments	(686)

Goodwill at March 28, 2008	$286,037

4. Supplemental Financial Information
Inventories
Inventories consist of the following (in thousands):

	March 28,	September 28,
	2008	2007
Work-in-process	$21,477	$24,219
Finished goods	33,910	38,955

	$55,387	$63,174

At March 28, 2008 and September 28, 2007, inventories were net of excess and obsolete (E&O) inventory reserves of $25.4 million and $22.2 million, respectively.
Intangible Assets
Intangible assets consist of the following (in thousands):

	March 28, 2008			September 28, 2007
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Developed technology	$74,985	$(60,621)	$14,364	$75,865	$(54,605)	$21,260
Product licenses	9,327	(7,044)	2,283	9,327	(6,547)	2,780
Other intangible assets	5,116	(3,545)	1,571	6,015	(3,988)	2,027

	$89,428	$(71,210)	$18,218	$91,207	$(65,140)	$26,067

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	Remainder of 2008	2009	2010	2011	2012	Thereafter
Amortization expense	$7,582	$7,700	$1,214	$679	$402	$641
Mindspeed Warrant
The Company has a warrant to purchase 30 million shares of Mindspeed common stock at an exercise price of $3.408 per share through June 2013. At March 28, 2008 and September 28, 2007, the market value of Mindspeed’s common stock was $0.49 and $1.73 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net each period. At March 28, 2008 and September 28, 2007, the aggregate fair value of the Mindspeed warrant included on the accompanying condensed consolidated balance sheets was $1.0 million and $15.5 million, respectively. At March 28, 2008, the warrant was valued using the Black-Scholes-Merton model with expected terms for portions of the warrant varying from 1 to 5 years, expected volatility of 68%, a weighted average risk-free interest rate of 3.2% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying condensed consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.
The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The credit agreement requires the Company and its consolidated subsidiaries to maintain minimum levels of shareholders’ equity and cash and cash equivalents. Further, any failure by the Company or Conexant USA to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit agreement to immediately become due and payable. At March 28, 2008, Conexant USA had borrowed $71.1 million under this credit agreement and was in compliance with all of the credit agreement requirements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 28,	September 28,
	2008	2007
Floating rate senior secured notes due November 2010	$221,400	$275,000
4.00% convertible subordinated notes due March 2026 with a conversion price of $4.92	250,000	250,000

Total	471,400	525,000
Less: current portion of long-term debt	—	(58,000)

Long-term debt	$471,400	$467,000

Floating rate senior secured notes due November 2010 — In November 2006, the Company issued $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010. Proceeds from this issuance, net of fees paid or payable, were approximately $264.8 million. The senior secured notes bear interest at three-month LIBOR (reset quarterly) plus 3.75%, and interest is payable in arrears quarterly on each February 15, May 15, August 15 and November 15, beginning on February 15, 2007. The senior secured notes are redeemable in whole or in part, at the option of the Company, at any time on or after November 15, 2008 at varying redemption prices that generally include premiums, which are defined in the indenture for the notes, plus accrued and unpaid interest. At any time prior to November 15, 2008, the Company may redeem up to 35% of the senior secured notes with proceeds of one or more offerings of the Company’s common stock at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest. In addition, upon a change of control, the Company is required to make an offer to redeem all of the senior secured notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. The floating rate senior secured notes rank equally in right of payment with all of the Company’s existing and future senior debt and senior to all of its existing and future subordinated debt. The notes are guaranteed by certain of the Company’s U.S. subsidiaries (the Subsidiary Guarantors). The guarantees rank equally in right of payment with all of the Subsidiary Guarantors’ existing and future senior debt and senior to all of the Subsidiary Guarantors’ existing and future subordinated debt. The notes and guarantees (and certain hedging obligations that may be entered into with respect thereto) are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Subsidiary Guarantors’ assets (other than accounts receivable and proceeds therefrom and subject to certain exceptions), including, but not limited to, the intellectual property, owned real property, plant and equipment now owned or hereafter acquired by the Company and the Subsidiary Guarantors. See Note 12 for condensed financial information regarding the Subsidiary Guarantors.
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
The sale of the Company’s investment in Jazz Semiconductor, Inc. (Jazz) in February 2007 and the sale of two other equity investments in January 2007 qualified as asset dispositions requiring the Company to make offers to repurchase a portion of the notes no later than 361 days following the February 2007 asset dispositions. Based on the proceeds received from these asset dispositions and the Company’s cash investments in assets (other than current assets) related to the Company’s business to be made within 360 days following the asset dispositions, the Company was required to make an offer to repurchase not more than $53.6 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest in February 2008. As a result of 100% acceptance of the offer by the Company’s bondholders, $53.6 million of the senior secured notes were repurchased during the quarter ended March 28, 2008. The Company recorded a pretax loss on debt repurchase of $1.4 million during the quarter which included the write-off of deferred debt issuance costs. As of March 28, 2008, the Company has not had sufficient asset dispositions to trigger a required repurchase offer within 360 days.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
At March 28, 2008, the fair value of the senior secured notes, based on quoted market prices, was approximately $208.4 million compared to their carrying value of $221.4 million.
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
At March 28, 2008, the fair value of the convertible notes, based on quoted market prices, was approximately $170.0 million compared to their carrying value of $250.0 million.
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
Class Action Suit — In February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court for New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006. The appellate argument was held on April 19, 2007. On July 31, 2007 the United States Court of Appeals for the Third Circuit vacated the District Court’s order dismissing Graden’s complaint and remanded the case for further proceedings. On November 17, 2007, defendants filed a Renewed Motion to Dismiss in the U.S. District Court for New Jersey. Plaintiff filed his Opposition on February 8, 2008; and, defendants filed their Reply on March 10, 2008. On December 4, 2007 defendants also filed a petition for certiorari in the U.S. Supreme Court with respect to the Third Circuit Court of Apeals ruling, which petition was denied on March 3, 2008.
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
Other
Capital Investments — In connection with certain non-marketable equity investments, with carrying values totaling $8.3 million, the Company may be required to invest up to an additional $1.5 million and $2.3 million as of March 28, 2008 and September 28, 2007, respectively. These additional investments are subject to capital calls, and a decision by the Company not to participate could result in an impairment of the existing investments.
Income Taxes — The Company is subject to income taxes in both the United States and numerous foreign jurisdictions and has also acquired and divested certain businesses for which it has retained certain tax liabilities. In the ordinary course of our business, there are many transactions and calculations in which the ultimate tax determination is uncertain and significant judgment is required in determining our worldwide provision for income

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
taxes. The Company and its acquired and divested businesses are regularly under audit by tax authorities. Although the Company believes its tax estimates are reasonable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and accruals. Based on the results of an audit, a material effect on the Company’s income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. The Company files U.S. and state income returns in jurisdictions with varying statutes of limitation. The fiscal years 2004 through 2007 generally remain subject to examination by federal and most state tax authorities. The Company is subject to income tax in many jurisdictions outside the U.S., none of which are individually material to its financial position, statement of cash flows, or results of operations.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Stock Option Plans
The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of March 28, 2008, approximately 63.7 million shares of the Company’s common stock are available for grant under the stock option and long-term incentive plans. Stock options are granted with exercise prices of not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.
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
The following weighted average assumptions were used in the estimated grant date fair value calculations for share-based payments:

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
Stock option plans:
Expected dividend yield	$—	$—	$—	$—
Expected stock price volatility	67%	70%	66%	71%
Risk-free interest rate	3.2%	4.7%	3.8%	4.7%
Average expected life (in years)	5.25	5.25	5.0	5.25

Stock purchase plan:
Expected dividend yield	$—	$—	$—	$—
Expected stock price volatility	68%	53%	68%	53%
Risk-free interest rate	3.0%	4.7%	3.0%	4.7%
Average expected life (in years)	0.50	0.50	0.50	0.50
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
A summary of stock option activity is as follows (shares in thousands):

		Weighted
		Average
	Shares	Exercise Price
Outstanding, September 28, 2007	100,812	$2.39
Granted	2,735	0.79
Exercised	(13)	0.62
Forfeited	(17,360)	2.28

Outstanding, March 28, 2008	86,174	2.37

Exercisable, March 28, 2008	57,550	2.74

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
At March 28, 2008, of the 86.2 million stock options outstanding, approximately 69.1 million options were held by current employees and directors of the Company, and approximately 17.1 million options were held by employees of Rockwell, a former Rockwell business, or a former business of the Company (i.e., Mindspeed, Skyworks, Jazz) who remain employed by one of these businesses. At March 28, 2008, stock options outstanding had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 4.3 years. At March 28, 2008, exercisable stock options had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 3.0 years. The total intrinsic value of options exercised and total cash received from employees as a result of stock option exercises during the six months ended March 28, 2008 was immaterial. During the six months ended March 30, 2007, 1.6 million stock options were granted with a weighted average exercise price of $2.02.
Directors Stock Plan
The Company has a Directors Stock Plan (DSP) which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors (the “Board”) and periodically thereafter. Under the DSP, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. During the six months ended March 28, 2008, 0.1 million stock option grants were issued under the DSP. At March 28, 2008, approximately 1.2 million shares of the Company’s common stock are available for grant under the DSP.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (ESPP) which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or on the purchase date. Under the ESPP, employees may authorize the Company to withhold up to 15% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 2,000 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally 6 months in duration, but may be terminated earlier under certain circumstances. During the six months ended March 28, 2008 1.2 million shares were issued under the ESPP at a weighted average per share price of $0.59, approximately 20.7 million shares of the Company’s common stock are reserved for future issuance under the ESPP, of which 12.5 million shares will become available in 2.5 million share annual increases, subject to the Board selecting a lower amount.
During the three and six months ended March 28, 2008 and March 30, 2007, the Company recognized compensation expense of $3.3 million, $7.1 million, $4.0 and $8.9 million, respectively, related to the stock option and stock purchase plans. At March 28, 2008, the total unrecognized fair value compensation cost related to non-vested stock options and employee stock purchase plan awards was $14.5 million, which is expected to be recognized over a remaining weighted average period of approximately 2.3 years.
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
Performance Plan
The performance-based awards may be settled, at the Company’s election at the time of payment, in cash, shares of common stock or any combination of cash and common stock. A summary of share-based award activity under the Performance Plan is as follows (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding, September 28, 2007	900	$2.29
Granted	750	1.24
Forfeited	(700)	2.90

Outstanding, March 28, 2008	950	$1.46

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding, September 29, 2006	275	$2.90
Granted	900	2.29
Vested	(275)	2.90

Outstanding, March 30, 2007	900	$2.29

During the three and six months ended March 28, 2008, the Company recorded a reversal of previously recognized stock based compensation expense of $0.04 and $1.1 million, respectively, related to the non-achievement of certain performance criteria and stock based compensation expense of $0.1 and $0.2 million, respectively, related to award grants that are still outstanding. During the three and six months ended March 30, 2007, the Company recorded stock based compensation expense of $0.3 and $0.6 million, respectively, related to these awards. At March 28, 2008, the total unrecognized fair value compensation cost related to non-vested Performance Plan share awards $0.6 million, which is expected to be recognized over a remaining weighted average period of approximately 1.6 years. At March 28, 2008, approximately 3.3 million shares of the Company’s common stock are available for issuance under this plan.
2004 New Hire Plan
As of March 28, 2008, Company had approximately 2.1 million shares of service-based awards granted under the New Hire Plan and 1.3 million shares of awards with market conditions. Of the service-based awards granted, 0.5 million shares have a vesting period of one year and 1.6 million shares have a three year vesting period. The Company measures service-based awards at fair value on the grant-date.
Shares of the market condition awards may vest based upon two years of service and certain stock price appreciation conditions. The Company measures share awards with market conditions at fair value on the grant-date using valuation techniques in accordance with SFAS No. 123R, which gives consideration to the range of various vesting probabilities.
A summary of share-based award activity under the New Hire Plan for the six months ended March 28, 2008 is as follows (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding, September 28, 2007	3,110	$1.15
Granted	250	0.45
Forfeited	—	—

Outstanding, March 28, 2008	3,360	$1.10

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the three and six months ended March 28, 2008, the Company recognized $0.45 million and $0.9 million in stock based compensation expense related to the New Hire Plan. During the six months ended March 30, 2007, no shares were issued, vested or forfeited and no expense was recognized under the New Hire Plan. At March 30, 2007 and September 29, 2006, there were no shares outstanding under the New Hire Plan. At March 28, 2008, the total unrecognized fair value compensation cost related to non-vested New Hire Plan was $2.4 million, which is expected to be recognized over a remaining weighted average period of approximately 1.7 years.
7. Comprehensive (Loss) Income
Comprehensive (loss) income consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
Net loss	$(142,004)	$(133,446)	$(151,222)	$(132,470)
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,204	3,523	1,503	4,504
Unrealized (losses) gains on marketable securities	—	(5,052)	—	6,744
Unrealized (losses) gains on foreign currency forward hedge contracts	(1,805)	123	(2,182)	372
Minimum pension liability adjustments	37	55	(1,073)	109

Other comprehensive (loss) income	(564)	(1,351)	(1,752)	11,729

Comprehensive loss	$(142,568)	$(134,797)	$(152,974)	$(120,741)

Accumulated other comprehensive loss consists of the following (in thousands):

	March 28,	September 28,
	2008	2007
Foreign currency translation adjustments	$3,495	$1,994
Unrealized gains on foreign currency forward hedge contracts	(1,800)	380
Minimum pension liability adjustments	(4,830)	(3,759)

Accumulated other comprehensive loss	$(3,135)	$(1,385)

8. Special Charges
Special charges primarily consist of $4.0, $10.8, $3.5 and $6.4 million of Restructuring Charges for the three and six months ended March 28, 2008 and March 30, 2007, respectively. Special charges during the three and six months ended March 28, 2008 were offset by the reversal of a $0.9 million reserve related to the settlement of a proposed tax assessment related to an acquired foreign subsidiary.
Restructuring Charges
The Company has implemented a number of cost reduction initiatives since fiscal 2005 to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.
As of March 28, 2008, the Company has remaining restructuring accruals of $24.9 million, of which $2.0 million relates to workforce reductions and $22.8 million relates to facility and other costs. Of the $24.9 million of restructuring accruals at March 28, 2008, $12.2 million is included in other current liabilities and $12.7 million is included in other non-current liabilities in the accompanying condensed consolidated balance sheet as of March 28, 2008. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2008 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). As a result, the Company recorded the net present value of the future lease obligations and will accrete the remaining amounts into expense over the remaining terms of the lease non-cancellable leases. Cash payments to

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.
Fiscal 2008 Restructuring Actions — During the six months ended March 28, 2008, the Company announced its decision to discontinue investments in standalone wireless networking solutions and other product areas. In relation to this announcement the Company has recorded $4.1 million of total charges for the cost of severance benefits for the affected employees. Additionally, the Company recorded charges of $1.2 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated.
Activity and liability balances recorded as part of the Fiscal 2008 Restructuring Actions during the six months ended March 28, 2008 were as follows (in thousands):

	Workforce	Facility
	Reductions	And Other	Total
Restructuring balance, September 28, 2007	$—	$—	$—
Charged to costs and expenses	3,042	1,145	4,187
Cash payments	(1,756)	(53)	(1,809)

Restructuring balance, December 28, 2007	1,286	1,092	2,378
Charged to costs and expenses	1,107	85	1,192
Cash payments	(1,210)	(260)	(1,470)

Restructuring balance, March 28, 2008	$1,183	$917	$2,100

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
Activity and liability balances recorded as part of the Fiscal 2007 Restructuring Actions during the six months ended March 28, 2008 were as follows (in thousands):

	Workforce	Facility
	Reductions	And Other	Total
Restructuring balance, September 28, 2007	$3,636	$6,640	$10,276
Charged to costs and expenses	373	2,086	2,459
Non-cash items	—	(70)	(70)
Cash payments	(1,071)	(632)	(1,703)

Restructuring balance December 28, 2007	2,938	8,024	10,962
Charged to costs and expenses	(290)	2,050	1,760
Non-cash items	—	1,287	1,287
Cash payments	(1,818)	(1,110)	(2,928)

Restructuring balance March 28, 2008	$830	$10,251	$11,081

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
Activity and liability balances recorded as part of the Fiscal 2006 and 2005 Restructuring Actions during the six months ended March 28, 2008 were as follows (in thousands):

	Workforce	Facility
	Reductions	And Other	Total
Restructuring balance, September 28, 2007	$131	$12,516	$12,647
Charged to costs and expenses	—	244	244
Cash payments	(1)	(506)	(507)

Restructuring balance, December 28, 2007	130	12,254	12,384
Charged to costs and expenses	(130)	59	(71)
Cash payments	—	(641)	(641)

Restructuring balance, March 28, 2008	$—	$11,672	$11,672

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Other (expense) income, net
Other (expense) income, net consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
Investment and interest income	$2,042	$3,800	$4,813	$9,189
Increase (decrease) in the fair value of derivative instruments	(6,179)	3,882	(14,543)	6,924
Gains on investments in equity securities	—	1,337	—	6,469
Other	(11)	641	237	139

Other (expense) income, net	$(4,148)	$9,660	$(9,493)	$22,721

Other (expense) income, net in the three months ended March 28, 2008 was primarily comprised of $2.0 million of investment and interest income on invested cash balances offset by an $6.2 million decrease in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to a decrease in Mindspeed’s stock price during the period. Other income, net during the six months ended March 28, 2008 was primarily comprised of $4.8 million of investment and interest income on invested cash balances and a $14.5 million decrease in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period.
Other income, net during the three months ended March 30, 2007 was primarily comprised of $3.8 million of investment and interest income on invested cash balances and a $3.9 million increase in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period. Other income, net during the six months ended March 30, 2007 was primarily comprised of $9.2 million of investment and interest income on invested cash balances and a $6.9 million increase in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period.
10. Related Party Transactions
Mindspeed Technologies, Inc.
As of March 28, 2008, the Company holds a warrant to purchase 30 million shares of Mindspeed common stock at an exercise price of $3.408 per share exercisable through June 2013. In addition, two members of the Company’s Board of Directors, including its Chairman, also serve on the Board of Mindspeed. No significant amounts were due to or receivable from Mindspeed at March 28, 2008 and September 28, 2007.
Lease Agreement — The Company subleases an office building to Mindspeed. Under the sublease agreement, Mindspeed pays amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. During the three months ended March 28, 2008, and March 30, 2007, the Company recorded income related to the Mindspeed sublease agreement of $0.7 million and $0.6 million, respectively. The Company recorded income related to the Mindspeed sublease agreement of $1.3 million and $1.2 million during the six months ended March 28, 2008 and March 30, 2007, respectively. Additionally, Mindspeed made payments directly to the Company’s landlord totaling $2.1 million and 2.0 during the six months ended March 28, 2008 and March 30, 2007, respectively.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Geographic Information
Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
United States	$10,409	$15,648	$18,314	$42,550
Other Americas	2,980	9,939	9,822	20,811

Total Americas	13,389	25,587	28,136	63,361

China	106,447	105,162	223,752	234,655
South Korea	10,492	17,492	23,565	38,887
Taiwan	6,178	12,444	16,715	24,089
Other Asia-Pacific	28,097	25,476	59,368	57,700

Total Asia-Pacific	151,209	160,574	323,400	355,331

Europe, Middle East and Africa	9,394	13,704	19,414	26,707

	$173,992	$199,865	$370,950	$445,399

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. One distributor accounted for 10% of net revenues for the six months ended March 28, 2008 and March 30, 2007. Sales to the Company’s twenty largest customers represented approximately 69% and 72% of net revenues for the six months ended March 28, 2008 and March 30, 2007, respectively.
Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	March 28,	September 28,
	2008	2007
United States	$77,282	$84,267
India	14,565	17,377
Other Asia-Pacific	11,419	10,934
Europe, Middle East and Africa	1,565	1,831

	$104,831	$114,409

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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s condensed consolidating balance sheets as of March 28, 2008 and September 28, 2007 (in thousands):

	March 28, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$122,827	$—	$41,285	$—	$164,112
Restricted cash	—	—	8,800	—	8,800
Receivables, net	(3,753)	—	76,837	—	73,084
Inventories	55,387	—	—	—	55,387
Other current assets	19,970	3	8,274	—	28,247

Total current assets	194,431	3	135,196	—	329,630

Property and equipment, net	26,689	—	25,961	—	52,650
Goodwill	68,748	30,835	186,454	—	286,037
Intangible assets, net	4,412	1,572	12,234	—	18,218
Other assets	59,589	—	2,457	—	62,046
Investments in subsidiaries	392,859	12,892	—	(405,751)	—

Total assets	$746,728	$45,302	$362,302	$(405,751)	$748,581

Current liabilities:
Short-term debt	$—	$—	$71,096	$—	$71,096
Accounts payable	61,916	—	8,008	—	69,924
Accrued compensation and benefits	15,395	—	7,414	—	22,809
Intercompany payable (receivable)	110,038	(169,158)	59,120	—	—
Other current liabilities	47,367	932	3,452	—	51,751

Total current liabilities	234,716	(168,226)	149,090		215,580

Long-term debt	471,400	—	—	—	471,400
Other liabilities	56,761	—	2,908	—	59,669

Total liabilities	762,877	(168,226)	151,998	—	746,649

Shareholders’ equity	(16,149)	213,528	210,304	(405,751)	1,932

Total liabilities and equity	$746,728	$45,302	$362,302	$(405,751)	$748,581

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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s condensed consolidating statements of operations for the fiscal quarters ended March 28, 2008 and March 30, 2007 (in thousands):

	Fiscal Quarter Ended March 28, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$165,596	$(3,278)	$8,396	$3,278	$173,992
Cost of goods sold	84,350	—	7,351	3,278	94,979

Gross margin	81,246	(3,278)	1,045	—	79,013

Operating expenses:
Research and development	52,043	—	434	—	52,477
Selling, general and administrative	21,882	—	1,658	—	23,540
Amortization of intangible assets	677	243	2,149	—	3,069
Asset impairments	121,655	—	—	—	121,655
Special charges	3,459	—	514	—	3,973

Total operating expenses	199,716	243	4,755	—	204,714

Operating income (loss)	(118,470)	(3,521)	(3,710)	—	(125,701)

Equity in (loss) income of subsidiaries	(4,869)	(314)	—	5,183	—
Interest expense	10,189	—	780	—	10,969
Other expense (income), net	8,234	—	(4,086)	—	4,148

(Loss) income before income taxes and gain (loss) on equity method investments	(141,762)	(3,835)	(404)	5,183	(140,818)
Provision for income taxes	28	—	944	—	972

Income (loss) before gain (loss) on equity method investments	(141,790)	(3,835)	(1,348)	5,183	(141,790)
(Loss) gain on equity method investments	(214)	—	—	—	(214)

Net (loss) income	$(142,004)	$(3,835)	$(1,348)	$5,183	$(142,004)

	Fiscal Quarter Ended March 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$171,348	$6,198	$28,517	$(6,198)	$199,865
Cost of goods sold	89,622	—	26,592	(6,198)	110,016

Gross margin	81,726	6,198	1,925	—	89,849

Operating expenses:
Research and development	69,212	—	133	—	69,345
Selling, general and administrative	23,930	—	2,873	—	26,803
Amortization of intangible assets	754	5,256	244	—	6,254
Special charges	5,121	155,000	—	—	160,121

Total operating expenses	99,017	160,256	3,250	—	262,523

Operating loss	(17,291)	(154,058)	(1,325)	—	(172,674)

Equity in income (loss) of subsidiaries	(151,291)	742	—	150,549	—
Interest expense	11,591	—	1,629	—	13,220
Other income, net	4,095	—	5,565	—	9,660

(Loss) income before income taxes and gain of equity method investments	(176,078)	(153,316)	2,611	150,549	(176,234)
Provision for (benefit from) income taxes	1,388	—	(156)	—	1,232

(Loss) income before gain of equity method investments	(177,466)	(153,316)	2,767	150,549	(177,466)
Gain of equity method investments	44,020	—	—	—	44,020

Net (loss) income	$(133,446)	$(153,316)	$2,767	$150,549	$(133,446)

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s condensed consolidating statements of operations for the six months ended March 28, 2008 and March 30, 2007 (in thousands):

	Six Months Ended March 28, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$336,590	$7,918	$34,360	$(7,918)	$370,950
Cost of goods sold	169,644	—	30,940	(7,918)	192,666

Gross margin	166,946	7,918	3,420	—	178,284

Operating expenses:
Research and development	112,258	—	609	—	112,867
Selling, general and administrative	41,485	—	5,156	—	46,641
Amortization of intangible assets	1,353	487	6,010	—	7,850
Asset impairments	121,785	—		—	121,785
Special charges	8,871	—	886	—	9,757

Total operating expenses	285,752	487	12,661	—	298,900

Operating (loss) income	(118,806)	7,431	(9,241)		(120,616)
Equity in income (loss) of subsidiaries	4,212	1,327	—	(5,539)	—
Interest expense	19,962	—	2,570	—	22,532
Other expense (income), net	19,417	—	(9,924)	—	9,493

(Loss) income before income taxes and gain of equity method investments	(153,973)	8,758	(1,887)	(5,539)	(152,641)
Provision for (benefit from) income taxes	808	—	1,332	—	2,142

(Loss) income before gain of equity method investments	(154,781)	8,758	(3,219)	(5,539)	(154,781)
Gain of equity method investments	3,559	—	—	—	3,559

Net (loss) income	$(151,222)	$8,758	$(3,219)	$(5,539)	$(151,222)

	Six Months Ended March 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$379,822	$13,103	$65,577	$(13,103)	$445,399
Cost of goods sold	197,827	—	61,337	(13,103)	246,061

Gross margin	181,995	13,103	4,240	—	199,338

Operating expenses:
Research and development	139,699	—	1,096	—	140,795
Selling, general and administrative	47,543	—	6,736	—	54,279
Amortization of intangible assets	1,481	10,512	499	—	12,492
Special charges	8,019	155,000	—	—	163,019

Total operating expenses	196,742	165,512	8,331	—	370,585

Operating loss	(14,747)	(152,409)	(4,091)	—	(171,247)
Equity in (loss) income of subsidiaries	(148,870)	1,207	—	147,663	—
Interest expense	22,933	—	3,323	—	26,256
Other income, net	11,843	—	10,878	—	22,721

Income (loss) before income taxes and gain of equity method investments	(174,707)	(151,202)	3,464	147,663	(174,782)
Provision for (benefit from) income taxes	1,778	—	(75)	—	1,703

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended March 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
(Loss) income before gain of equity method investments	(176,485)	(151,202)	3,539	147,663	(176,485)
Gain of equity method investments	44,015	—	—	—	44,015

Net (loss) income	$(132,470)	$(151,202)	$3,539	$147,663	$(132,470)

The following tables present the Company’s condensed consolidating statements of cash flows for the six months ended March 28, 2008 and March 30, 2007 (in thousands):

	Six Months Ended March 28, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(14,527)	$—	$8,149	$7,293	$915

Cash flows from investing activities:
Purchases of accounts receivable	—	—	(264,074)	264,074	—
Collections of accounts receivable	—	—	271,367	(271,367)	—
Purchases of equity securities and other assets	(755)	—	—	—	(755)
Proceeds from sale of property and equipment	574	—	—	—	574
Purchases of property and equipment	(2,094)	—	(1,595)	—	(3,689)

Net cash (used in) provided by investing activities	(2,275)	—	5,698	(7,293)	(3,870)

Cash flows from financing activities:
Repayment of short-term debt, net	—	—	(8,904)	—	(8,904)
Interest rate swap security deposit	(6,741)	—	—	—	(6,741)
Repayment of long-term debt	(53,600)	—	—	—	(53,600)
Proceeds from common stock	707	—	—	—	707

Net cash provided by (used in) financing activities	(59,634)	—	(8,904)	—	(68,538)

Net increase (decrease) in cash and cash equivalents	(76,436)	—	4,943	—	(71,493)
Cash and cash equivalents at beginning of period	199,263	—	36,342	—	235,605

Cash and cash equivalents at end of period	$122,827	$—	$41,285	$—	$164,112

	Six Months Ended March 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash used in operating activities	$(4,654)	$—	$8,953	$(12,525)	$(8,226)

Cash flows from investing activities:
Payments for acquisitions	(5,029)	—	—	—	(5,029)
Proceeds from equity securities and other assets	105,491	—	—	—	105,491
Purchases of equity securities	(600)	—	—	—	(600)
Proceeds from sales and maturities of marketable securities	78,645	—	—	—	78,645
Purchases of marketable securities	(25,877)	—	—	—	(25,877)
Purchases of property and equipment	(6,840)	—	(8,099)	—	(14,939)
Purchases of accounts receivable	—	—	(324,725)	324,725	—
Collections of accounts receivable	—	—	327,895	(327,895)	—

Net cash provided by (used in) investing activities	145,790	—	(4,929)	(3,170)	137,691

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended March 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from financing activities:
Proceeds from short-term debt, net	—	—	(1,198)	—	(1,198)
Proceeds from long-term debt, net	265,751	—	—	—	265,751
Repurchases and retirements of long-term debt	(456,500)	—	—	—	(456,500)
Proceeds from issuance of common stock	7,202	—	—	—	7,202
Repayment of shareholder notes	21		—	—	21
Dividends paid	—	—	(15,695)	15,695	—

Net cash used in financing activities	(183,526)	—	(16,893)	15,695	(184,724)

Net decrease in cash and cash equivalents	(42,390)	—	(12,869)	—	(55,259)

Cash and cash equivalents at beginning of period	175,398	—	50,228	—	225,626

Cash and cash equivalents at end of period	$133,008	$—	$37,359	$—	$170,367

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
13. Subsequent Events
Asset Sale
On April 29, 2008 the Company and NXP B.V. (“NXP”) entered into an Asset Purchase Agreement (the “Agreement”), pursuant to which NXP has agreed to acquire certain assets related to the Company’s Broadband Media Processing business. Under the terms of the agreement which is subject to customary closing conditions and regulatory approvals, NXP will acquire certain assets including, among other things, specified patents, inventory, contracts and certain employee-related liabilities. Pursuant to the Agreement, the Company obtained a license to utilize technology which was sold to NXP and NXP obtained a license to utilize certain IP which was retained by the Company. In addition, NXP has agreed to provide employment to approximately 700 of the Company’s employees at locations in the United States, Europe, Israel, Asia-Pacific and Japan.
Under the terms of the Agreement, NXP will pay to the Company an aggregate of $110 million upon the closing of the transaction (which amount is comprised of $82.5 million in cash, and a cash payment of $27.5 million, payable to the Company no later than September 30, 2008, of which $11 million to be deposited into an escrow account). The escrow account will remain in place for twelve months following the Closing to satisfy potential indemnification claims by NXP. The Company may receive additional contingent consideration of up to $35 million upon the achievement of certain financial milestones over the six calendar quarters commencing on July 1, 2008.
If the Asset Sale is consummated, the Company will no longer obtain revenues from sales of BMP products. Such revenues were approximately 32% and 29%, and 32% and 36% of the Company’s revenues in the three and six months ended March 28, 2008 and March 30, 2007, respectively, and 29%, 22% and 14% of the Company’s revenues in fiscal years 2007, 2006 and 2005, respectively.
Employment Agreements
On April 14, 2008, under the terms of the employment agreement with the Company’s new Chief Executive Officer, the Company granted 2.0 million shares of restricted stock with 50% vesting on the six and twelve month anniversary of the grant date. The Company intends to grant the RSUs under the Company’s 1999 Long-Term Incentives Plan. In anticipation of this grant of RSUs, the Board has amended the 1999 Long-Term Incentives Plan to allow for an increase in the per-year average limit, over any three-year period, of awards granted to any individual recipient.
During April 2008, employment contracts for key executive management were executed resulting in an aggregate of $2.9 million in retention bonuses to be paid in May 2008 and deemed fully earned after 12-18 months of employment, an aggregate of 0.8 million RSUs with a one-year vesting period and an aggregate 0.3 million stock options with a vesting period of two years.
Severance Agreement
The Company’s former President and Chief Executive Officer left the Company effective April 25, 2008. In accordance with the terms of his employment agreement he was paid approximately $2.7 million and 3.0 million shares of non-vested stock options and 1.5 million shares of non-vested service-based awards were fully vested resulting in the recognition of $3.0 million of compensation cost related to the immediate vesting in April 2008. Additionally, $0.2 million of stock-based compensation expense recognized in prior periods will be reversed for 1.0 million shares of market performance shares forfeited upon termination in April 2008.

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
We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 31% of our net revenues in the six months ended March 28, 2008, compared to 33% of our net revenues in the comparable period in the prior year. One distributor accounted for 11% of net revenues for the six months ended March 28, 2008 and March 30, 2007. Our top 20 customers accounted for approximately 68% and 72% of net revenues for the six months ended March 28, 2008 and March 30, 2007, respectively. Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe (including the Middle East and Africa) were 8%, 87% and 5%, respectively, of our net revenues for the six months ended March 28, 2008 and were 14%, 80% and 6%, respectively, of our net revenues for the six months ended March 30, 2007. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
On April 29, 2008 we entered into an Asset Purchase Agreement with NXP, pursuant to which NXP has agreed to acquire certain assets related to our BMP business. Under the terms of the agreement which is subject to customary closing conditions and regulatory approvals, NXP will acquire certain assets including, among other things, specified patents, inventory, contracts and certain employee-related liabilities. Pursuant to the Agreement, we obtained a license to utilize technology which was sold to NXP and NXP obtained a license to utilize certain IP which we retained. In addition, NXP has agreed to provide employment to approximately 700 of our employees at locations in the United States, Europe, Israel, Asia-Pacific and Japan.
Under the terms of the Agreement, NXP will pay to us an aggregate of $110 million upon the closing of the transaction (which amount is comprised of $82.5 million in cash, and a cash payment of $27.5 million, payable to us no later than September 30, 2008, of which $11 million will be deposited into an escrow account). The escrow account will remain in place for twelve months following the Closing to satisfy potential indemnification claims by NXP. We may receive additional contingent consideration of up to $35 million upon the achievement of certain financial milestones over the six calendar quarters commencing on July 1, 2008.
If the Asset Sale is consummated, we will no longer obtain revenues from sales of BMP products. Such revenues were approximately 32% and 29%, and 32% and 36%, of our revenues in the three and six months ended March 28, 2008 and March 30, 2007, respectively and approximately 29%, 22% and 14% of our revenues in fiscal years 2007, 2006 and 2005, respectively.
Critical Accounting Policies
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, revenues and expenses during the periods reported and related disclosures. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 40-43 in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007. Management believes that at March 28, 2008, there has been no material change to this information.
Business Enterprise Segments
We operate in one reportable segment, broadband communications. Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in consolidated financial statements. Although we had three operating segments at March 28, 2008, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable segment, broadband communications.

Under SFAS No. 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:
•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.
We meet each of the aggregation criteria for the following reasons:
•	the sale of semiconductor products is the only material source of revenue for each of our three operating segments;

•	the products sold by each of our operating segments use the same standard manufacturing process;

•	the products marketed by each of our operating segments are sold to similar customers; and

•	all of our products are sold through our internal sales force and common distributors.
Because we meet each of the criteria set forth above and each of our operating segments has similar economic characteristics, we aggregate our results of operations in one reportable segment.
Results of Operations
Net Revenues
Our net revenues decreased $26.9 million or 13% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The decrease was driven by overall revenue declines across all business units including an $8.6 million decline in the BMP business unit due to decreased product shipments resulting from additional regulatory restrictions on conditional access set-top boxes. Declining volumes in the Broadband Access Products (“BBA”) business unit and former wireless product offerings also contributed to the decrease in net revenue.
Our net revenues decreased 17% during the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The decrease was driven by overall revenue declines across all business units including a $53.0 million decline in the BMP business primarily attributable to the regulatory restrictions mentioned above. The BBA and Imaging and PC Media (“IPM”) business units experienced declines related to lower ASP’s and order volumes. These decreases were offset slightly by $14.7 million of non-recurring revenue from the buyout of a future royalty stream which occurred in the first quarter of fiscal 2008.
We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the purchased products are sold by the distributors to third parties. At March 28, 2008 and September 28, 2007, deferred revenue related to sales to these distributors was $5.6 million and $5.5 million, respectively. Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. At March 28, 2008 and September 28, 2007, deferred revenue related to shipments of products for which we have on-going performance obligations was $0.2 million and $3.0 million, respectively. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.
Gross Margin
Gross margin represents net revenues less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer production and assembly and test services. Our cost of goods sold consists predominantly of purchased finished wafers, assembly and test services, royalties, amortization of production photo mask costs, other intellectual property costs, labor and overhead associated with product procurement, and non-cash stock-based compensation charges for procurement personnel. Our gross margin percentage for the second quarter of fiscal 2008 and 2007 remained relatively unchanged at 45%
Our gross margin percentage for the first six months of fiscal 2008 was 48% compared with 45% for the first six months of fiscal 2007. Our gross margin percentage for the first six months of fiscal 2008 includes a non-recurring royalty buy-out of $14.7 million which occurred in the first quarter of fiscal 2008. The royalty buy-out contributed 3% to our gross margin percentage during the first six months of fiscal 2008.
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
Excess and Obsolete Inventory
During the three months ended March 28, 2008 and March 30, 2007, we recorded $3.1 million and $2.2 million in charges, respectively, related to excess and obsolete inventory. During the six months ended March 28, 2008 and March 30, 2007, we recorded $7.0 million and $3.8 million in charges, respectively, related to excess and obsolete inventory. Activity in our excess and obsolete inventory reserves for the three and six months ended March 28, 2008 and March 30, 2007 was as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
(in thousands)	2008	2007	2008	2007
E&O reserves, beginning of period	$23,299	$30,793	$22,181	$36,632
Additions	3,148	2,191	7,043	3,761
Release upon sales of product	(902)	(3,482)	(2,140)	(6,132)
Scrap	(37)	(1,346)	(1,648)	(6,018)
Standards adjustments and other	(111)	(1,525)	(39)	(1,612)

E&O reserves, end of period	$25,397	$26,631	$25,397	$26,631

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

On a quarterly basis, we also assess the net realizable value of our inventories. When the estimated ASP, plus costs to sell our inventory, falls below our inventory cost, we adjust our inventory to its current estimated market value. Increases to the lower of cost or market (LCM) inventory reserves may be required based upon actual ASPs and changes to our current estimates, which would impact our gross margin percentage in future periods. Activity in our LCM inventory reserves for the three and six months ended March 28, 2008 and March 30, 2007 were immaterial.
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
R&D expense decreased $16.9 million or 24% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 primarily due to expense reductions resulting from restructuring initiatives implemented during fiscal 2007 and 2008.
R&D expense decreased $27.9 million or 20% during the first six months of fiscal 2008 compared to the first six months of fiscal 2007 primarily due to headcount reductions, restructuring measures and additional cost cutting efforts.
We expect R&D expense to decrease over the next few quarters as we continue to implement additional cost reduction activities and finalize the sale of the BMP business. R&D expense for the first six months of fiscal 2008 also included a correcting adjustment of $5.3 million, representing the unamortized portion of the capitalized photo mask costs as of September 29, 2007. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of APB 28, paragraph 29, and SAB Nos. 99 and 108, we believe that this correcting adjustment will not be material to our estimated full year results for 2008. In addition, we do not believe the correcting adjustment is material to the amounts reported in previous periods.
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
SG&A expense decreased $3.3 million or 12% during the second quarter of fiscal 2008 versus the comparable period in the prior year and $7.6 or 14% million during the first six months of fiscal 2008 versus the comparable period in the prior year. The decrease in SG&A expense is attributable to the headcount reductions and cost cutting measures implemented during the second half of fiscal 2007. In addition, the restructuring actions taken in fiscal 2007 and 2008 have contributed to the decline in SG&A expense.
Amortization of Intangible Assets
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average period of approximately five years.
Amortization expense decreased $3.2 million in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 and $4.6 million in the six months ended March 28, 2008 versus the comparable period in the prior year. The decrease in amortization expense is attributable to the impairment of intangible assets related to our former wireless business unit recognized in the second half of fiscal 2007.

Special Charges
Special charges in the second quarter of fiscal 2008 were comprised of $1.7 million of restructuring charges that were attributable to employee severance and termination benefit costs related to our fiscal 2008, 2007 and 2005 restructuring actions and $2.3 million of facilities related charges resulting from the accretion of rent expense related to our fiscal 2008 and 2005 restructuring actions. Special charges for the six months ended March 28, 2008 included $5.1 million of employee severance and termination benefits related to our fiscal 2008 and 2007 restructuring actions and $5.7 million of facilities related charges.
Special charges for the second quarter and first six months of fiscal 2007 included restructuring charges of $3.5 million and $6.4 million, respectively. These restructuring charges were primarily comprised of employee severance and termination benefit costs related to our fiscal 2007 restructuring actions and, to a lesser extent, facilities related charges resulting from the accretion of rent expense related to our fiscal 2005 restructuring action.
Asset Impairments
During the three and six months ended March 28, 2008, we recorded asset impairment charges of $121.8 million, primarily comprised of $119.6 million in goodwill related impairment and $2.1 million of property, plant and equipment impairment. During the second quarter of fiscal 2008, we performed a reevaluation of our operations with particular attention given to the various scenarios for the BMP business unit. The net book value of certain assets related to the BMP business unit was deemed to be not fully recoverable due to the reduced revenue forecast resulting from the Company’s decision to not support the future capital requirements necessary to achieve profitable growth in the BMP product lines. As a result, those assets were written down to their estimated fair market value.
Asset impairments for the second quarter and first six months of fiscal 2007 include $155.0 million of asset impairment charges, including a $135.0 million impairment charge related to goodwill and a $20.0 million impairment charge for intangible assets. The goodwill and intangible asset impairment charges resulted from a reduced revenue forecast for wireless products targeted at the embedded cellular handset market.
Interest Expense
Interest expense decreased $2.3 million in the six months of fiscal 2008 compared to the first six months of fiscal 2007. The decrease is primarily attributable to debt refinancing activities implemented in fiscal 2007 and declines in interest rates on our variable rate debt.
Other (expense) income, net

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
Investment and interest income	$2,042	$3,800	$4,813	$9,189
(Decrease) increase in fair value of derivative instruments	(6,179)	3,882	(14,543)	6,924
Gains on investments in equity securities	—	1,337	—	6,469
Other	(11)	641	237	139

	$(4,148)	$9,660	$(9,493)	$22,721

Other (expense) income, net in the three months ended March 28, 2008 was primarily comprised of $2.0 million of investment and interest income on invested cash balances, offset by a $6.2 million decrease in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock mainly due to a decrease in Mindspeed’s stock price during the period. Other (expense) income, net during the six months ended March 28, 2008 was primarily comprised of $4.8 million of investment and interest income on invested cash balances and a $14.5 million decrease in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to an decrease in Mindspeed’s stock price during the period.

Other (expense) income, net during the three months ended March 30, 2007 was primarily comprised of $3.8 million of investment and interest income on invested cash balances and a $3.9 million increase in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period. Other income, net during the six months ended March 30, 2007 was primarily comprised of $9.2 million of investment and interest income on invested cash balances and a $6.9 million increase in the fair value of the Company’s warrant to purchase 30 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period.
Provision for Income Taxes
We recorded a tax provision of $1.0 million and $2.1 million for the three and six months ended March 28, 2008, respectively, as compared to $1.2 million and $1.7 million for the three and six months ended March 30, 2007, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. Federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents.
Our cash and cash equivalents decreased $71.5 million between March 28, 2008 and September 28, 2007. The decrease was primarily due to the payment of an $18.5 million litigation settlement, the repurchase of $53.6 million of our senior secured notes and a net repayment of $8.9 million on our revolving line of credit. These decreases were offset slightly by a reduction in our days sales outstanding (DSO) from 41 days in the fourth quarter of fiscal 2007 to 38 days in the second quarter of fiscal 2008.
We also have other assets, including real estate in Newport Beach, California and a warrant to purchase 30 million shares of Mindspeed common stock. The value of the Mindspeed warrant of $1.0 million is reflected as a long-term asset on our condensed consolidated balance sheet as of March 28, 2008. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value. Further, there is no assurance that the equity markets would allow us to liquidate a substantial portion of this warrant within a short time period without significantly impacting the market value of Mindspeed’s common stock and the warrant.
At March 28, 2008, we had a total of $250.0 million aggregate principal amount of 4.00% convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
At March 28, 2008, we also had a total of $221.4 million aggregate principal amount of floating rate senior secured notes outstanding. These notes are due in November 2010, but we are required to offer to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our investment in Jazz in February 2007 and the sale of two other equity investments in January 2007 qualified as asset dispositions that required us to make an offer to repurchase a portion of the notes no later than 361 days following the February 2007 asset dispositions. Based on the proceeds received from these asset dispositions and our cash investments in assets (other than current assets) related to our business that were made within 360 days following the asset dispositions, we were required to make an offer to repurchase not more than $53.6 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest in February 2008. As a result of 100% acceptance the offer by the Company’s bondholders, $53.6 million of the senior secured notes were repurchased during the quarter ended March 28, 2008. The Company recorded a pretax loss on debt repurchase of $1.4 million during the quarter which included the write-off of deferred debt issuance costs. As of March 28, 2008, the Company has not had sufficient asset dispositions to trigger a required repurchase offer within 361 days.

We also have an $80.0 million credit facility with a bank, under which we had borrowed $71.1 million as of March 28, 2008. The term of this credit facility has been extended through November 28, 2008, and the facility remains subject to additional 364-day extensions at the discretion of the bank.
We believe that our existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.
Cash flows were as follows:

	Six Months Ended
	March 28,	March 30,
(in thousands)	2008	2007
Net cash provided by (used in) operating activities	$915	$(8,226)
Net cash (used in) provided by investing activities	(3,870)	137,691
Net cash (used in) financing activities	(68,538)	(184,724)

Net (decrease) increase in cash and cash equivalents	$(71,493)	$55,259

Cash provided by operating activities was $0.9 million for the first six months of fiscal 2008. During the six months ended March 28, 2008, we generated $15.8 million of cash from operations and used $14.9 million for working capital (accounts receivable, inventories and accounts payable). These cash outflows included $9.1 million of payments for restructuring related items. The changes in working capital were primarily driven by a decrease in accounts payable due to the payment of a litigation settlement in the first quarter of fiscal 2008 of $18.5 million, offset slight by a decrease in DSO from 50 days in the second quarter of fiscal 2007 to 38 days in the second quarter of fiscal 2008.
Cash used in investing activities was $3.9 million in the first six months of fiscal 2008. Cash used in investing activities in the first quarter of fiscal 2008 was primarily attributable to capital expenditures of $3.7 million and $0.8 million in payments related to our equity investments and was offset slightly by proceeds from the sale of fixed assets of $0.6 million .
Cash used in financing activities was $68.5 million the six months ended March 28, 2008. Cash used in financing activities in the first six months of fiscal 2008 primarily consisted of a $53.6 million repurchase of our senior secured notes and the posting of a $6.7 million collateral deposit with the counterparty of our interest rate swap agreements. In addition, we had net payments of $8.9 million on our line of credit which is supported by our accounts receivable which decreased by $7.8 million during the six months ended March 28, 2008.
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
In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, “Share-Based Payment”, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R). We do not expect SAB 110 to have a material impact on our results of operations or financial condition.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amount of derivative instruments in and entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. We are currently evaluating what impact SFAS 161 will have on our financial position and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial instruments include cash and cash equivalents, marketable debt securities, marketable equity securities, the Mindspeed warrant, short-term debt, long-term debt and interest rate swaps. Our main investment objectives are the preservation of investment capital and the maximization of after tax returns on our investment portfolio. Consequently, we invest with only high credit quality issuers, and we limit the amount of our credit exposure to any one issuer. See also “Part I, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 28, 2008, the carrying value of our cash and cash equivalents approximates fair value.

We hold a warrant to purchase 30 million shares of Mindspeed common stock. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of March 28, 2008 a 10% decrease in the market price of Mindspeed’s common stock would result in an immaterial decrease in the fair value of this warrant. At March 28, 2008, the market price of Mindspeed’s common stock was $0.49 per share. During the fiscal quarter ended March 28, 2008, the market price of Mindspeed’s common stock ranged from a low of $0.47 per share to a high of $1.24 per share.
Our short-term debt consists of borrowings under a 364-day credit facility. Interest related to our short-term debt is at 7-day LIBOR plus 0.6%, which is reset weekly and was approximately 3.53% at March 28, 2008. We do not believe our short-term debt is subject to significant market risk.
Our long-term debt consists of convertible subordinated notes with interest at fixed rates and floating rate senior secured notes. Interest related to our floating rate senior secured notes is at three-month LIBOR plus 3.75%, which is reset quarterly and was approximately 6.82% at March 28, 2008. During the three months ended March 28, 2008, the Company entered into three interest rate swap agreements for a combined notional amount of $200 million to eliminate interest rate risk on $200 million of its Floating Rate Senior Secured Notes due 2010. Under the terms of the swaps, the Company will pay a fixed rate of 2.98% and receive a floating rate equal to three-month LIBOR, which will offset the floating rate paid on the Notes. The fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.
The following table shows the fair values of our financial instruments as of March 28, 2008:

(in thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$164,112	$164,112
Mindspeed warrant	976	976
Short-term debt	71,096	71,096
Long-term debt: senior secured notes	221,400	208,393
Long-term debt: convertible subordinated notes	250,000	170,000
We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, from time to time, we offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At March 28, 2008, we had outstanding foreign currency forward exchange contracts with a notional amount of 470 million Indian Rupees, approximately $11.7 million, maturing at various dates through September 2008. Based on the fair values of these contracts, we recorded a derivative liability of $0.2 million at March 28, 2008. Based on our overall currency rate exposure at March 28, 2008, a 10% change in the currency rates would not have a material effect on our financial position, results of operations or cash flows.
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
There were no changes in our internal control over financial reporting during the quarter ended March 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Class Action Suit — In February 2005, we and certain of our current and former officers and our Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in our 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court for New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006. The appellate argument was held on April 19, 2007. On July 31, 2007 the United States Court of Appeals for the Third Circuit vacated the District Court’s order dismissing Graden’s complaint and remanded the case for further proceedings. On November 17, 2007, defendants filed a Renewed Motion to Dismiss in the U.S. District Court for New Jersey. Plaintiff filed his Opposition on February 8, 2008; and, defendants filed their Reply on March 10, 2008. On December 4, 2007, defendants also filed a petition for certiorari in the U.S. Supreme Court with respect to the Third Circuit Court of Appeals ruling, which petition was denied on March 3, 2008.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors since September 28, 2007. For a summary of other risk factors relevant to our operations, see Part 1, Item 1A in our 2007 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following is a tabulation of the votes on proposals considered at our Annual Meeting of Shareowners held on February 20, 2008 in Austin, Texas:
1. To elect two members of the Board of Directors of the Company with terms expiring at the 2011 Annual Meeting of Shareowners.

	For	Withheld
S. J. Bilodeau	360,613,429	43,213,537
D. S. Mercer	360,213,537	43,018,784
2. To approve, at the discretion of the Board of Directors, an amendment to the restated certificate of incorporation to effect a reverse stock split at one of four ratios — 1 for 4, 1 for 5, 1 for 8 or 1 for 10 — at a time prior to the next annual shareowners meeting.

For	349,868,474
Against	52,611,012
Abstain	1,347,477
Broker non-vote	N/A
3. To ratify the appointment by the Audit Committee of the Board of Directors of the accounting firm of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the current fiscal year.

For	384,742,209
Against	13,247,412
Abstain	5,837,343
Broker non-vote	N/A

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Separation Agreement and Release, dated April 21, 2008, by and between the Company and Daniel Artusi

10.2	Employment Agreement dated as of April 14, 2008, by and between the Company and D. Scott Mercer

10.3	Employment Agreement dated as of April 14, 2008, by and between the Company and Christian Scherp

10.4	Employment Agreement dated as of April 14, 2008, by and between the Company and Sailesh Chittipeddi

10.5	Employment Agreement dated as of February 18, 2008, by and between the Company and Mark Peterson.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC.
(Registrant)

Date: May 6, 2008	By	/s/ KAREN ROSCHER Karen Roscher
Senior Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement and Release, dated April 21, 2008, by and between the Company and Daniel Artusi

10.2	Employment Agreement dated as of April 14, 2008, by and between the Company and D. Scott Mercer

10.3	Employment Agreement dated as of April 14, 2008, by and between the Company and Christian Scherp

10.4	Employment Agreement dated as of April 14, 2008, by and between the Company and Sailesh Chittipeddi

10.5	Employment Agreement dated as of February 18, 2008, by and between the Company and Mark Peterson.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.