Form 10-Q
period 2008-06-27
CONEXANT SYSTEMS INC
filed 2008-08-06
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of July 31, 2008, there were 49,507,464 shares of the registrant’s common stock outstanding.

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
•	pricing pressures and other competitive factors;

•	our ability to anticipate trends and successfully develop products for which there will be market demand;

•	the market acceptance and timing of our new product introductions, demand for existing products and product quality;

•	the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products;

•	continuing volatility in the technology sector and the semiconductor industry;

•	the uncertainties of litigation, including claims of infringement of third-party intellectual property rights or demands that we license third-party technology, and the demands it may place on the time and attention of our management and the expense it may place on our company;

•	our ability to develop and implement new technologies and to obtain protection for the related intellectual property;

•	the risk that the value of our common stock may be adversely affected by market volatility;

•	the Company’s ability to identify and execute acquisitions, divestitures, mergers or restructurings, as deemed appropriate by management.

•	the substantial losses we have incurred recently;

•	changes in product mix and product obsolescence;

•	changes in general economic conditions, conditions in the markets we address, and changes in financial markets, including fluctuations in interest rates and exchange rates;

•	the ability of our customers to manage inventory;

•	the availability of manufacturing capacity;

•	the risk that capital needed for our business and to repay our indebtedness will not be available when needed;

•	the ability of management to structure and execute on new restructuring plans;

•	possible disruptions in commerce related to terrorist activity or armed conflict,
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

CONEXANT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	June 27,	September 28,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$134,626	$234,147
Restricted cash	37,800	8,800
Receivables, net of allowances of $961 and $1,659	78,499	80,856
Inventories	36,713	42,007
Other current assets	32,560	18,131
Current assets held for sale	107,833	250,451

Total current assets	428,031	634,392
Property, plant and equipment, net	24,749	46,676
Goodwill	105,379	214,635
Intangible assets, net	11,625	24,597
Other assets	54,879	65,669

Total assets	$624,663	$985,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$58,000
Short-term debt	77,177	80,000
Accounts payable	61,836	80,571
Accrued compensation and benefits	18,908	23,191
Other current liabilities	59,890	70,345
Current liabilities to be assumed	4,234	3,925

Total current liabilities	222,045	316,032
Long-term debt	471,400	467,000
Other liabilities	63,750	56,422

Total liabilities	757,195	839,454

Commitments and contingencies (Note 6)

Shareholders’ (deficit) equity:
Preferred and junior preferred stock	—	—
Common stock, $0.10 par value: 100,000 shares authorized; 49,507 and 49,236 shares issued and outstanding	4,951	4,924
Additional paid-in capital	4,737,192	4,721,298
Accumulated deficit	(4,880,129)	(4,578,219)
Accumulated other comprehensive income (loss)	5,532	(1,385)
Shareholder notes receivable	(78)	(103)

Total shareholders’ (deficit) equity	(132,532)	146,515

Total liabilities and shareholders’ (deficit) equity	$624,663	$985,969

See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Net revenues	$115,594	$134,252	$380,045	$434,643
Cost of goods sold (1)	57,186	70,547	177,479	222,628

Gross margin	58,408	63,705	202,566	212,015

Operating expenses:
Research and development (1)	27,410	42,502	95,883	131,151
Selling, general and administrative (1)	24,700	22,297	65,138	68,488
Amortization of intangible assets	3,629	4,613	11,059	16,685
Asset impairments	120,617	—	120,747	155,000
Special charges	8,425	1,141	15,238	8,510

Total operating expenses	184,781	70,553	308,065	379,834

Operating loss	(126,373)	(6,848)	(105,499)	(167,819)

Interest expense	(6,669)	(9,195)	(24,746)	(31,578)
Other income (expense), net	9,036	3,656	(457)	26,377

Loss from continuing operations before income taxes and gain (loss) on equity method investments	(124,006)	(12,387)	(130,702)	(173,020)
Provision for income taxes	2,466	530	4,045	1,748

Loss from continuing operations before gain on equity method investments	(126,472)	(12,917)	(134,747)	(174,768)
Gain on equity method investments	53	179	3,612	44,194

Loss from continuing operations	(126,419)	(12,738)	(131,135)	(130,574)
Loss from discontinued operations, net of tax	(23,452)	(22,489)	(169,958)	(37,123)

Net loss	$(149,871)	$(35,227)	$(301,093)	$(167,697)

Loss per share from continuing operations — basic and diluted	$(2.56)	$(0.26)	$(2.66)	$(2.67)

Loss per share from discontinued operations — basic and diluted	$(0.47)	$(0.46)	$(3.45)	$(0.76)

Net loss per share — basic and diluted	$(3.03)	$(0.72)	$(6.11)	$(3.43)

Shares used in basic and diluted per-share computations	49,450	49,056	49,333	48,861

(1)	These captions include non-cash employee stock-based compensation expense as follows (see Note 7):

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Cost of goods sold	$42	$143	$237	$361
Research and development	939	2,446	3,463	6,457
Selling, general and administrative	5,215	1,622	8,383	5,017
See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	June 27,	June 29,
	2008	2007
Cash flows from operating activities:
Net loss	$(301,093)	$(167,697)

Adjustments to reconcile net loss to net cash used in operating activities, net of effects of acquisitions:
Depreciation	16,779	18,441
Amortization of intangible assets	11,690	17,315
Asset impairments	263,513	158,415
Reversal of provision for bad debts, net	(698)	(219)
Charges for (reversal of) inventory provisions, net	6,225	(4,203)
Stock-based compensation	13,753	14,246
Loss on termination of defined benefit plan	6,294	—
Decrease (increase) in fair value of derivative instruments	12,780	(7,868)
Gains on equity method investments	(3,612)	(44,194)
Gains on sales of equity securities and other assets	—	(6,291)
Other items, net	869	(858)
Changes in assets and liabilities:
Receivables	3,058	28,123
Inventories	4,406	39,584
Accounts payable	(18,831)	(44,346)
Accrued expenses and other current liabilities	(13,627)	(11,129)
Other, net	(16,043)	(7,267)

Net cash used in operating activities	(14,537)	(17,948)

Cash flows from investing activities:
Proceeds from sales of equity securities and other assets	—	105,923
Proceeds from sales and maturities of marketable securities	—	84,819
Purchases of marketable securities	—	(26,462)
Proceeds from sales of property, plant and equipment	8,949	—
Purchases of property, plant and equipment	(4,240)	(23,133)
Payments for acquisitions, net of cash acquired	—	(5,029)
Purchases of equity securities	(755)	(600)
Restricted cash	(29,000)	—

Net cash (used in) provided by investing activities	(25,046)	135,518

Cash flows from financing activities:
Interest rate swap security deposit	(4,250)	—
Proceeds from short-term debt	70,480	—
Repayments of short-term debt, net of expenses of $1,117 and $1,198	(73,303)	(1,198)
Proceeds from long-term debt, net of expenses of $9,988	—	265,012
Repurchases and retirements of long-term debt	(53,600)	(456,500)
Proceeds from issuance of common stock	710	7,627
Repayment of shareholder notes receivable	25	25

Net cash used in by financing activities	(59,938)	(185,034)

Net decrease in cash and cash equivalents	(99,521)	(67,464)

Cash and cash equivalents at beginning of period	234,147	225,626

Cash and cash equivalents at end of period	$134,626	$158,162

See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business
Conexant Systems, Inc. (Conexant or the Company) designs, develops and sells semiconductor system solutions, comprised of semiconductor devices, software and reference designs for use in broadband communications applications that enable high-speed transmission, processing and distribution of audio, video, voice and data to and throughout homes and business enterprises worldwide. The Company’s access solutions connect people through personal communications access products, such as personal computers (PCs), to audio, video, voice and data services over wireless and wire line broadband connections as well as over dial-up Internet connections. The Company’s central office solutions are used by service providers to deliver high-speed audio, video, voice and data services over copper telephone lines and optical fiber networks to homes and businesses around the globe. In addition, media processing products enable the capture, display, storage, playback and transfer of audio and video content in applications throughout home and small office environments. These solutions enable broadband connections and network content to be shared throughout a home or small office-home office environment using a variety of communications devices.
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
Fiscal Periods — The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2007 was a 52-week year and fiscal 2008 will consist of 53 weeks.
Common Stock — On June 27, 2008, the Company affected a 1-for-10 reverse stock split. Accordingly, the accompanying consolidated financial statements have been retroactively restated to reflect the reverse stock split.
Revenue Recognition — The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the products are sold by the distributors to third parties. At June 27, 2008 and September 28, 2007, deferred revenue related to sales to these distributors was $5.9 million and $5.5 million, respectively. Deferred revenue is included in other current liabilities on the accompanying condensed consolidated balance sheets.
Revenue with respect to sales to customers to whom the Company has significant obligations after delivery is deferred until all significant obligations have been completed. At June 27, 2008 and September 28, 2007, deferred revenue related to shipments of products for which the Company has on-going performance obligations was $0.2 million and $3.0 million, respectively. The majority of the Company’s distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to reasonably estimate and establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48,

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
“Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.
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
Adopting FIN 48 had the following impact on the Company’s financial statements: increased long-term liabilities by $5.9 million and retained deficit by $0.8 million and decreased its long-term assets by $0.3 million and current income taxes payable by $5.3 million. As of September 29, 2007, the Company had $74.4 million of unrecognized tax benefits of which $5.2 million, if recognized, would affect its effective tax rate and $1.7 million, if recognized, would reduce goodwill. As of June 27, 2008, the Company had $76.1 million of unrecognized tax benefits of which $7.5 million, if recognized, would affect its effective tax rate and $1.2 million, if recognized, would reduce goodwill. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in provision for income taxes. As of June 27, 2008 and September 29, 2007, the Company had accrued interest related to uncertain tax positions of $0.7 million and $0.9 million, net of income tax benefit, respectively, on its balance sheet.
In the nine months ended June 27, 2008, the Company concluded certain foreign income tax audits that resulted in a decrease in uncertain tax positions of $1.2 million. In addition, primarily due to the expected expiration of certain acquired net operating loss carryovers, the Company expects its unrecognized tax benefits to decrease by an additional $2.9 million over the next twelve months. The Company does not expect its uncertain tax positions to otherwise change materially over the next twelve months.
Liquidity — The Company has an $80.0 million credit facility with a bank, under which it had borrowed $77.2 million as of June 27, 2008. The term of this credit facility has been extended through November 28, 2008 and the facility remains subject to additional 364-day extensions at the discretion of the bank.
The Company believes that its existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund its operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.
Restricted Cash — The Company’s short term debt credit agreement requires that the Company and its consolidated subsidiaries maintain minimum levels of cash on deposit with the bank throughout the term of the agreement. The Company classified $8.8 million as restricted cash with respect to this credit agreement as of June 27, 2008 and September 28, 2007. See Note 4 for further information on the Company’s short term debt.
In June 2008, the Company issued two irrevocable stand-by letters of credit collateralized by restricted cash balances to secure inventory purchases from a vendor aggregating $29.0 million. The letters of credit are for $8.0 million and $21.0 million and expire on August 29, 2008 and January 31, 2009, respectively. The restricted cash balances securing the letters of credit are classified as current restricted cash on the condensed consolidated balance sheet. In addition, the Company has letters of credit collateralized by restricted cash aggregating $6.5 million to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long term assets on the condensed consolidated balance sheets.
Reclassifications — The Company has reclassified asset impairments from special charges to a separate line item in operating expenses on its condensed consolidated statements of operations for the three and nine months ended June 29, 2007 to conform to the current period presentation. This reclassification on the condensed consolidated statements of operations did not affect the Company’s reported revenues, gross margins, operating loss, or net loss for the period.

	Three Months	Nine Months
	Ended	Ended
	June 29, 2007	June 29, 2007
Special charges, before reclassification	$1,141	$163,510
Asset impairments	—	(155,000)

Special charges, after reclassification	$1,141	$8,510

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Review of Accounting for Research and Development Costs — During the first quarter of fiscal 2008, the Company reviewed its methodology of capitalizing photo mask costs used in product development. Photo mask designs are subject to significant verification and uncertainty regarding the final performance of the related part. Due to these uncertainties, the Company reevaluated its prior practice of capitalizing such costs and concluded that these costs should have been expensed as research and development costs as incurred. As a result, in the nine months ended June 27, 2008, the Company recorded a correcting adjustment of $5.3 million, representing the unamortized portion of the capitalized photo mask costs as of September 29, 2007. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board Opinion No. 28 “Interim Financial Reporting,” (“APB 28”), paragraph 29, and SEC Staff Accounting Bulletin Nos. 99 “Materiality” (“SAB 99”) and 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company believes that this correcting adjustment will not be material to its estimated full year results for 2008. In addition, the Company does not believe the correcting adjustment is material to the amounts reported in previous periods.
Derivative Financial Instruments — The Company’s derivative financial instruments as of June 27, 2008 principally consist of (i) foreign currency forward exchange contracts, (ii) interest rate swaps and (iii) the Company’s warrant to purchase 6 million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock. The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Foreign currency forward exchange contracts — The Company’s foreign currency forward exchange contracts are used to hedge certain Indian Rupee-denominated forecasted transactions related to its research and development efforts in India. The foreign currency forward contracts used to hedge these exposures are reflected at their fair values on the accompanying condensed consolidated balance sheets and meet the criteria for designation as foreign currency cash flow hedges. The criteria for designating a derivative as a hedge include that the hedging instrument should be highly effective in offsetting changes in the designated hedged item. The Company has determined that its non-deliverable foreign currency forward contracts to purchase Indian Rupees are highly effective in offsetting the variability in the U.S. Dollar forecasted cash transactions resulting from changes in the U.S. Dollar to Indian Rupee spot foreign exchange rates. For these derivatives, the gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income (loss) on the Company’s balance sheets and is recognized in the Company’s statements of operations in the periods in which the hedged transaction affects operations, and within the same statement of operations line item as the impact of the hedged transaction. The gain or loss is recognized immediately in other (income) expense, net in the statements of operations when a designated hedging instrument is either terminated early or an improbable or ineffective portion of the hedge is identified.
At June 27, 2008, the Company had outstanding foreign currency forward exchange contracts with a notional amount of 429 million Indian Rupees, approximately $10.0 million, maturing at various dates through December 2008. Based on the fair values of these contracts, the Company recorded a derivative liability of $0.7 million at June 27, 2008. During the nine months ended June 27, 2008, the Company recorded a gain of $0.2 million for hedge ineffectiveness. During the three and nine months ended June 29, 2007, there were no gains or losses recognized in the statements of operations for hedge ineffectiveness.
Interest Rate Swaps — During the nine months ended June 27, 2008, the Company entered into three interest rate swap agreements with Bear Stearns Capital Markets Inc (counterparty) for a combined notional amount of $200 million to mitigate interest rate risk on $200 million of its Floating Rate Senior Secured Notes due 2010. Under the terms of the swaps, the Company will pay a fixed rate of 2.98% and receive a floating rate equal to three-month LIBOR, which will offset the floating rate paid on the Notes. The interest rate swaps meet the criteria for designation as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The swap agreements require the Company to post cash collateral with the counterparty in a minimum amount of $4.25 million. The amount of collateral will adjust monthly based on a mark-to-market of the swaps. At June 27, 2008, the Company was required to post $4.25 million of cash collateral with the counterparty. Based on the fair value of the swap agreements, the Company recorded a derivative asset of $2.9 million at June 27, 2008. During the three and nine months ended June 27, 2008, there were no gains or losses recognized in the statements of operations for hedge ineffectiveness related to the interest rate swaps.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Mindspeed Warrant — The Company has a warrant to purchase 6 million shares of Mindspeed common stock at an exercise price of $17.04 per share exercisable through June 2013. At June 27, 2008 and September 28, 2007, the market value of Mindspeed common stock was $4.05 and $8.65 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net, each period. At June 27, 2008 and September 28, 2007, the aggregate fair value of the Mindspeed warrant included in other assets on the accompanying condensed consolidated balance sheets was $2.9 million and $15.5 million, respectively. At June 27, 2008, the warrant was valued using the Black-Scholes-Merton model with expected terms for portions of the warrant varying from 1 to 5 years, expected volatility of 68%, a weighted-average risk-free interest rate of 2.9% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying condensed consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months. The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.
Non-cash Investing Activity — Non-cash investing activity for certain technology licenses committed to during the second quarter of fiscal 2008 will require future cash payments totaling $5.0 million between June 28 and December 28 of 2008.
Supplemental Cash Flow Information — Cash paid for interest was $25.0 million and $30.5 million for the nine months ended June 27, 2008 and June 29, 2007, respectively. Cash paid for income taxes for the nine months ended June 27, 2008 and June 29, 2007 was $1.4 million and $1.8 million, respectively.
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
The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Stock options and warrants	394	117	237	383
4.00% convertible subordinated notes due February	—	—	—	489
2007 4.00% convertible subordinated notes due March 2026	5,081	5,081	5,081	5,081

	5,475	5,198	5,318	5,953

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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Goodwill — Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. See Note 4 for further information on goodwill.
Business Enterprise Segments — The Company operates in one reportable segment, broadband communications. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in consolidated financial statements. Although the Company had three operating segments at June 27, 2008, under the aggregation criteria set forth in SFAS No. 131, the Company only operates in one reportable segment, broadband communications.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
periods within those fiscal years. The Company will adopt SFAS No. 157 in the first quarter of fiscal 2009. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial position and results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires company plan sponsors to display the net over- or under- funded position of a defined benefit postretirement plan as an asset or a liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. The Company adopted the recognition provisions of SFAS No. 158 as of the end of fiscal year 2007 and will adopt the measurement provisions as of the end of fiscal year 2008. The Company does not believe adopting the measurement provisions of SFAS No. 158 will have a material impact on its financial position and results of operations.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The Company will adopt SFAS No. 141R no later than the first quarter of fiscal 2010 and will apply prospectively to business combinations completed on or after that date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The Company will adopt SFAS No. 160 no later than the first quarter of fiscal 2010 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on its financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amount of derivative instruments in and entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. The Company is currently evaluating what impact SFAS 161 will have on its financial statement disclosures.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of,

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2010. The Company is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial statements.
In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” The Company does not expect the adoption of FAS No. 162 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.
In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Based on its initial analysis, the Company expects that the adoption of APB 14-1will result in an increase in the interest expense recognized on its convertible subordinated notes. See Note 5 for further information on long term debt.
3. Sale of Broadband Media Processing Business
On April 29, 2008, we entered into an Asset Purchase Agreement with NXP BV (“NXP”), pursuant to which NXP has agreed to acquire certain assets related to our Broadband Media Processing (“BMP”) business. Under the terms of the agreement, which is subject to customary closing conditions and regulatory approvals, NXP will acquire certain assets including, among other things, specified patents, inventory, contracts and certain employee-related liabilities. Pursuant to the agreement, we obtained a license to utilize technology which was sold to NXP and NXP obtained a license to utilize certain intellectual property which we retained. In addition, NXP has agreed to provide employment to approximately 700 of our employees at locations in the United States, Europe, Israel, Asia-Pacific and Japan.
Under the terms of the agreement, NXP will pay to us an aggregate of $110 million upon the closing of the transaction which amount is comprised of $82.5 million in cash to be received at the close, and a cash payment of $27.5 million, payable to us no later than September 30, 2008, of which $11 million will be deposited into an escrow account. The escrow account will remain in place for twelve months following the closing of the transaction to satisfy potential indemnification claims by NXP. We may receive additional contingent consideration of up to $35 million upon the achievement of certain financial milestones over the six calendar quarters commencing on July 1, 2008. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company determined that the assets and liabilities of the BMP business, which constitutes an operating segment of the Company, should be classified as held for sale on the condensed consolidated balance sheets at June 27, 2008 and September 28, 2007, and the results of the BMP business should be reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.
In accordance with the provisions of EITF No. 87-24, Allocation Interest to Discontinued Operations, interest expense is allocated to discontinued operations based on the expected proceeds from the sale, net of any expected permitted investments over the next twelve months. Interest expense reclassed to discontinued operations for the three and nine months ended June 27, 2008 is $1.6 million and $6.1 million, respectively. Interest expense reclassed to discontinued operations for the three and nine months ended June 29, 2007 is $2.2 million and $6.0 million, respectively. The sale transaction is expected to be completed during the Company’s fourth fiscal quarter ending October 3, 2008 and the Company expects to recognize a gain on the transaction. The net assets of the disposal

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
group, which are classified as held for sale in the Company’s June 27, 2008 condensed consolidated balance sheet are as follows (in thousands):

Cash and cash equivalents	$1,621
Accounts receivable	46
Inventories	15,831
Other current assets	2,434

Total current assets	19,932

Property, plant and equipment, net	13,233
Goodwill	72,088
Intangible assets, net	840
Other assets	1,740

Total assets	$107,833

Accrued compensation and benefits	$3,332
Other current liabilities	439

Total current liabilities	3,771

Other liabilities	463

Total liabilities	$4,234

For the three and nine months ended June 27, 2008, the BMP revenues and pretax loss classified as discontinued operations were $55.5 million and $22.6 million, and $162.0 million and $168.5 million, respectively. For the three and nine months ended June 29, 2007, the BMP revenues and pretax loss classified as discontinued operations were $45.3 million and $22.3 million, and $190.3 million and $36.4 million, respectively.
4. Impairments
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
Broadband Access
During the three months ended June 27, 2008, the Company continued its review and assessment of the future prospects of its businesses, products and projects with particular attention given to the Broadband Access (“BBA”) business unit. The current challenges in the competitive DSL market have resulted in the net book value of certain assets within the BBA business unit to be considered not fully recoverable. As a result, in the third fiscal quarter, the Company recorded impairment charges of $108.6 million related to goodwill, $1.9 million related to intangible assets, $6.5 million related to property, plant and equipment and $3.4 million related to electronic design automation tools (see below).
The changes in the carrying amounts of goodwill were as follows (in thousands):

Goodwill at September 28, 2007	$214,635
Additions	—
Impairments	(108,570)
Other Adjustments	(686)

Goodwill at June 27, 2008	$105,379

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Broadband Media Processing
During the nine months ended June 27, 2008, the Company reevaluated its reporting unit operations with particular attention given to various scenarios for the BMP business. The determination was made during the quarter ended March 28, 2008, that the net book value of certain assets within the BMP business unit were considered not fully recoverable. As a result, the Company recorded impairment charges of $119.6 million and $2.1 million to goodwill and property, plant and equipment, respectively. The impairment charges have been included in net loss from discontinued operations.
Electronic Design Automation Tools
In the third quarter of fiscal 2008, the Company performed a detailed analysis on its inventory of electronic design automation (“EDA”) tools and technology licenses which are specifically related to the BMP and BBA operations.
The BMP related EDA tools and technology licenses are not transferable upon the sale of BMP to NXP (see Note 3). The EDA tools and technology licenses associated with the BMP operations will have no useful application to the Company’s remaining operations and therefore an impairment charge related to the EDA tools and technology licenses of $21.1 million was recognized during the three months ended June 27, 2008. The impairment charges have been presented as discontinued operations in the condensed consolidated statement of operations since they relate to BMP.
The future operations of the BBA business unit were deemed insufficient to support the realization of the EDA tools and technology utilized by the BBA business unit and were determined to have no useful application to the Company’s remaining operations; therefore, an impairment charge related to the EDA tools and technology licenses of $3.4 million was recognized during the three months ended June 27, 2008.
5. Supplemental Financial Information
Inventories
Inventories consist of the following (in thousands):

	June 27,	September 28,
	2008	2007
Work-in-process	$15,005	$15,173
Finished goods	21,708	26,834

	$36,713	$42,007

At June 27, 2008 and September 28, 2007, inventories were net of excess and obsolete (E&O) inventory reserves of $16.8 million and $17.1 million, respectively.
Intangible Assets
Intangible assets consist of the following (in thousands):

	June 27, 2008			September 28, 2007
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Developed technology	$67,724	$(58,850)	$8,874	$71,665	$(51,875)	$19,790
Product licenses	8,832	(6,796)	2,036	9,327	(6,547)	2,780
Other intangible assets	2,628	(1,913)	715	6,015	(3,988)	2,027

	$79,184	$(67,559)	$11,625	$87,007	$(62,410)	$24,597

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible assets are amortized over a weighted-average period of approximately one year. Annual amortization expense is expected to be as follows (in thousands):

	Remainder
	of 2008	2009	2010	2011	2012	Thereafter
Amortization expense	$3,455	$6,768	$911	$376	$100	$15
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
The credit agreement requires the Company and its consolidated subsidiaries to maintain minimum levels of shareholders’ equity and cash and cash equivalents. Further, any failure by the Company or Conexant USA to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit agreement to immediately become due and payable. At June 27, 2008, Conexant USA had borrowed $77.2 million under this credit agreement and the Company was in compliance with all credit agreement requirements.
Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 27,	September 28,
	2008	2007
Floating rate senior secured notes due November 2010	$221,400	$275,000
4.00% convertible subordinated notes due March 2026 with a conversion price of $49.20	250,000	250,000

Total	471,400	525,000
Less: current portion of long-term debt	—	(58,000)

Long-term debt	$471,400	$467,000

Floating rate senior secured notes due November 2010 — In November 2006, the Company issued $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010. Proceeds from this issuance, net of fees paid or payable, were approximately $264.8 million. The senior secured notes bear interest at three-month LIBOR (reset quarterly) plus 3.75%, and interest is payable in arrears quarterly on each February 15, May 15, August 15 and November 15, beginning on February 15, 2007. The senior secured notes are redeemable in whole or in part, at the option of the Company, at any time on or after November 15, 2008 at varying redemption prices that generally include premiums, which are defined in the indenture for the notes, plus accrued and unpaid interest. At any time prior to November 15, 2008, the Company may redeem up to 35% of the senior secured notes with

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
proceeds of one or more offerings of the Company’s common stock at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest. The Company is required to offer to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to the Company’s business. In addition, upon a change of control, the Company is required to make an offer to redeem all of the senior secured notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. The floating rate senior secured notes rank equally in right of payment with all of the Company’s existing and future senior debt and senior to all of its existing and future subordinated debt. The notes are guaranteed by certain of the Company’s U.S. subsidiaries (the Subsidiary Guarantors). The guarantees rank equally in right of payment with all of the Subsidiary Guarantors’ existing and future senior debt and senior to all of the Subsidiary Guarantors’ existing and future subordinated debt. The notes and guarantees (and certain hedging obligations that may be entered into with respect thereto) are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Subsidiary Guarantors’ assets (other than accounts receivable and proceeds therefrom and subject to certain exceptions), including, but not limited to, the intellectual property, owned real property, plant and equipment now owned or hereafter acquired by the Company and the Subsidiary Guarantors. See Note 13 for condensed financial information regarding the Subsidiary Guarantors.
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
The sale of the Company’s investment in Jazz Semiconductor, Inc. (Jazz) in February 2007 and the sale of two other equity investments in January 2007 qualified as asset dispositions requiring the Company to make offers to repurchase a portion of the notes no later than 361 days following the February 2007 asset dispositions. Based on the proceeds received from these asset dispositions and the Company’s cash investments in assets (other than current assets) related to the Company’s business made within 360 days following the asset dispositions, the Company was required to make an offer to repurchase not more than $53.6 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest in February 2008. As a result of 100% acceptance of the offer by the Company’s bondholders, $53.6 million of the senior secured notes were repurchased during the second quarter of fiscal 2008. The Company recorded a pretax loss on debt repurchase of $1.4 million during the second quarter of fiscal 2008 which included the write-off of deferred debt issuance costs. As of June 27, 2008, the Company has not had sufficient asset dispositions to trigger another required repurchase offer within 360 days.
At June 27, 2008, the fair value of the floating rate senior secured notes, based on quoted market prices, was approximately $219.7 million compared to their carrying value of $221.4 million.
4.00% convertible subordinated notes due March 2026 — In March 2006, the Company issued $200.0 million aggregate principal amount of 4.00% convertible subordinated notes due March 2026 and, in May 2006, the initial purchaser of the notes exercised its option to purchase an additional $50.0 million principal amount of the 4.00% convertible subordinated notes due March 2026. Total proceeds from these issuances, net of issuance costs, were approximately $243.6 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each March 1 and September 1, beginning on September 1, 2006. The notes are convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $49.20 per share, subject to adjustment for certain events. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Beginning on March 1, 2011, the notes may be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders may require the Company to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
At June 27, 2008, the fair value of the 4.00% convertible subordinated notes due March 2026, based on quoted market prices, was approximately $188.8 million compared to their carrying value of $250.0 million.

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
Other
Capital Investments — In connection with certain non-marketable equity investments, with carrying values totaling $8.3 million, the Company may be requested to invest up to an additional $1.5 million and $2.3 million as of June 27, 2008 and September 28, 2007, respectively. These additional investments are subject to capital calls, and a decision by the Company not to participate could result in an impairment of the existing investments.
Income Taxes — The Company is subject to income taxes in both the United States and numerous foreign jurisdictions and has also acquired and divested certain businesses for which it has retained certain tax liabilities. In the ordinary course of our business, there are many transactions and calculations in which the ultimate tax determination is uncertain and significant judgment is required in determining our worldwide provision for income taxes. The Company and its acquired and divested businesses are regularly under audit by tax authorities. Although the Company believes its tax estimates are reasonable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and accruals. Based on the results of an audit, a material effect on the Company’s income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitation. The fiscal years 2004 through 2007 generally remain subject to examination by federal and most state tax authorities. The Company is subject to income tax in many jurisdictions outside the U.S., none of which are individually material to its financial position, statement of cash flows, or results of operations.
7. Stock Option Plans
The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of June 27, 2008, approximately 6.8 million shares of the Company’s common stock are available for grant under the stock option and long-term incentive plans. Stock options are granted with exercise prices of not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
and performance-based awards on the date of grant. Performance-based awards are evaluated for vesting probability each reporting period. Awards with market conditions are valued on the date of grant using the Monte Carlo Simulation Method giving consideration to the range of various vesting probabilities.
The following weighted average assumptions were used in the estimated grant date fair value calculations for share-based payments:

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Stock option plans:
Expected dividend yield	$—	$—	$—	$—
Expected stock price volatility	67%	68%	68%	76%
Risk-free interest rate	3.2%	4.6%	3.2%	4.6%
Average expected life (in years)	5.25	5.25	5.25	5.25

Stock purchase plan:
Expected dividend yield	$—	$—	$—	$—
Expected stock price volatility	68%	53%	68%	60%
Risk-free interest rate	3.0%	4.7%	3.0%	4.8%
Average expected life (in years)	0.50	0.50	0.50	0.50
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
A summary of stock option activity is as follows (shares in thousands):

		Weighted
		Average
	Shares	Exercise Price
Outstanding, September 28, 2007	10,081	$23.90
Granted	315	7.49
Exercised	(1)	5.97
Forfeited	(2,284)	22.81

Outstanding, June 27, 2008	8,111	23.63

Exercisable, June 27, 2008	6,584	25.20

At June 27, 2008, of the 8.1 million stock options outstanding, approximately 6.5 million options were held by current employees and directors of the Company, and approximately 1.6 million options were held by employees of Rockwell, a former Rockwell business, or a former business of the Company (i.e., Mindspeed, Skyworks, Jazz) who remain employed by one of these businesses. At June 27, 2008, stock options outstanding had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 3.9 years. At June 27, 2008, exercisable stock options had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 3.3 years. The total intrinsic value of options exercised and total cash received from employees as a result of stock option exercises during the nine months ended June 27, 2008 was immaterial. During the nine months ended June 29, 2007, 1.45 million stock options were granted with a weighted average exercise price of $14.80.
Directors Stock Plan
The Company has a Directors Stock Plan (DSP) which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors (the “Board”) and periodically thereafter. Under the DSP, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. During the nine months ended June 27, 2008, 0.01 million stock option grants were awarded under the DSP. At June 27, 2008, approximately 0.1 million shares of the Company’s common stock are available for grant under the DSP.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (ESPP) which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or on the purchase date. Under the ESPP, employees may authorize the Company to withhold up to 15% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 200 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally six months in duration, but may be terminated earlier under certain circumstances. During the nine months ended June 27, 2008, 0.1 million shares were issued under the ESPP at a weighted average per share price of $5.90, approximately 2.1 million shares of the Company’s common stock are reserved for future issuance under the ESPP, of which 1.3 million shares will become available in .3 million share annual increases, subject to the Board selecting a lower amount.
During the three and nine months ended June 27, 2008, the Company recognized compensation expense of $4.4 million and $10.4 million, respectively, related to the stock option and stock purchase plans. During the three and nine months ended June 29, 2007, the Company recognized compensation expense of $3.9 million and $11.1 million, respectively, related to the stock option and stock purchase plans. The Company reclassified stock based compensation expense of $0.5 million and $1.7 million to discontinued operations for the three and nine months ended June 27, 2008, respectively. The Company reclassified stock based compensation expense of $0.9 million and $2.4 million to discontinued operations for the three and nine months ended June 27, 2008, respectively. At June 27, 2008, the total unrecognized fair value compensation cost related to non-vested stock options and employee stock purchase plan awards was $28.6 million, which is expected to be recognized over a remaining weighted average period of approximately 1.9 years.
2001 Performance Share Plan and 2004 New Hire Equity Incentive Plan
The Company’s long-term incentive plans also provide for the issuance of share-based awards to officers and other employees and certain non-employees of the Company. These awards are subject to forfeiture if employment terminates during the prescribed vesting period (generally within four years of the date of award) or, in certain cases, if prescribed performance criteria are not met. The Company has the 2001 Performance Share Plan (Performance Plan) under which it originally reserved 0.4 million shares for issuance as well as the 2004 New Hire Equity Incentive Plan (New Hire Plan) under which it originally reserved 1.2 million shares for issuance.
Performance Plan
The performance-based awards may be settled, at the Company’s election at the time of payment, in cash, shares of common stock or any combination of cash and common stock. A summary of share-based award activity under the Performance Plan is as follows (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding, September 28, 2007	90	$22.90
Granted	388	6.49
Forfeited	(70)	22.90

Outstanding, June 27, 2008	408	$6.85

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding, September 29, 2006	28	$29.00
Granted	90	22.90
Vested	(28)	29.00

Outstanding, June 29, 2007	90	$22.90

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the three and nine months ended June 27, 2008, the Company recorded a reversal of previously recognized stock based compensation expense of zero and $1.1 million, respectively, related to the non-achievement of certain performance criteria and stock based compensation expense of $0.5 and $0.9 million, respectively, related to award grants that are still outstanding. During the three and nine months ended June 29, 2007, the Company recorded stock based compensation expense of $0.2 and $0.8 million, respectively, related to these awards. At June 27, 2008, the total unrecognized fair value compensation cost related to non-vested Performance Plan share awards was $1.9 million, which is expected to be recognized over a remaining weighted average period of approximately 0.9 years. At June 27, 2008, approximately 0.1 million shares of the Company’s common stock are available for issuance under this plan.
2004 New Hire Plan
The New Hire Plan contains service-based awards as well as awards which vest based on the achievement of certain stock price appreciation conditions. A summary of share-based award activity under the New Hire Plan for the nine months ended June 27, 2008 is as follows (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding, September 28, 2007	311	$11.50
Granted	25	4.50
Vested	(150)	15.30
Forfeited	(100)	15.30

Outstanding, June 27, 2008	86	$11.03

As of June 27, 2008, the Company had approximately 0.1 million shares of service-based awards granted under the New Hire Plan and 0.03 million shares of awards with market conditions. The Company measures service-based awards at fair value on the grant-date.
Shares of the market condition awards may vest based upon two years of service and certain stock price appreciation conditions. The Company measures share awards with market conditions at fair value on the grant-date using valuation techniques in accordance with SFAS No. 123(R), which gives consideration to the range of various vesting probabilities.
During the three and nine months ended June 27, 2008, the Company recognized $0.2 million and $1.3 million in stock based compensation expense related to the New Hire Plan. In addition, due to the departure of the Company’s former President and CEO, the vesting period of 0.2 million service-based awards was accelerated and 0.1 million market condition awards were forfeited due to non-achievement of vesting conditions resulting in the recognition of $1.3 million of stock based compensation and the reversal of $0.3 million of stock based compensation, respectively. At June 27, 2008, the total unrecognized fair value compensation cost related to non-vested New Hire Plan was $0.5 million, which is expected to be recognized over a remaining weighted average period of approximately 2.1 years. At June 29, 2007 and September 29, 2006, there were no shares outstanding under the New Hire Plan.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Net loss	$(149,871)	$(35,227)	$(301,093)	$(167,697)

Other comprehensive income (loss):
Currency translation adjustments	(797)	887	706	5,391
Unrealized gains on marketable securities	480	7,661	480	14,405
Unrealized gains on foreign currency forward hedge contracts and interest rate swaps	4,154	45	1,972	417
Minimum pension liability adjustments	4,832	56	3,759	165

Other comprehensive income	8,669	8,649	6,917	20,378

Comprehensive loss	$(141,202)	$(26,578)	$(294,176)	$(147,319)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	June 27,	September 28,
	2008	2007
Foreign currency translation adjustments	$2,700	$1,994
Unrealized gains on foreign currency forward hedge contracts and interest rate swaps	2,352	380
Unrealized gains on marketable securities	480
Minimum pension liability adjustments	—	(3,759)

Accumulated other comprehensive income (loss)	$5,532	$(1,385)

9. Special Charges
Loss on Termination of Defined Benefit Plan
In May 2008, the Company determined it would terminate its voluntary early retirement program (“VERP”) which it had offered to certain salaried employees in association with a restructuring plan initiated in September 1998. The Company settled its liability related to the VERP via the purchase of a non-participating annuity contract. During the three months ended June 27, 2008, the Company recorded a pension settlement charge of $6.3 million.
Restructuring Charges
The Company has implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.
As of June 27, 2008, the Company has remaining restructuring accruals of $25.6 million, of which $2.4 million relates to workforce reductions and $23.2 million relates to facility and other costs. Of the $25.6 million of restructuring accruals at June 27, 2008, $11.9 million is included in other current liabilities and $13.7 million is included in other non-current liabilities in the accompanying condensed consolidated balance sheet. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2008 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). As a result, the Company recorded the net present value of the future lease obligations and will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases. Cash payments to complete the restructuring actions

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.
Fiscal 2008 Restructuring Actions — During the nine months ended June 27, 2008, the Company announced its decision to discontinue investments in standalone wireless networking solutions and other product areas. In relation to these announcements, the Company has recorded $6.4 million of total charges for the cost of severance benefits for the affected employees. Additionally, the Company recorded charges of $1.3 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated.
Activity and liability balances recorded as part of the Fiscal 2008 Restructuring Actions during the nine months ended June 27, 2008 were as follows (in thousands):

	Workforce	Facility
	Reductions	And Other	Total
Restructuring balance, September 28, 2007	$—	$—	$—
Charged to costs and expenses	3,042	1,145	4,187
Cash payments	(1,756)	(53)	(1,809)

Restructuring balance, December 28, 2007	1,286	1,092	2,378
Charged to costs and expenses	1,107	85	1,192
Cash payments	(1,210)	(260)	(1,470)

Restructuring balance, March 28, 2008	1,183	917	2,100
Charged to costs and expenses	2,276	46	2,322
Cash payments	(1,119)	(238)	(1,357)

Restructuring balance, June 27, 2008	$2,340	$725	$3,065

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
Activity and liability balances recorded as part of the Fiscal 2007 Restructuring Actions during the nine months ended June 27, 2008 were as follows (in thousands):

	Workforce	Facility
	Reductions	And Other	Total
Restructuring balance, September 28, 2007	$3,636	$6,640	$10,276
Charged to costs and expenses	373
Non-cash items	—	(70)	(70)
Cash payments	(1,071)	(632)	(1,703)

Restructuring balance, December 28, 2007	2,938	8,024	10,962
Charged to costs and expenses	(290)	2,050	1,760
Non-cash items	—	1,287	1,287
Cash payments	(1,818)	(1,110)	(2,928)

Restructuring balance, March 28, 2008	830	10,251	11,081
Charged to costs and expenses	(577)	178	(399)
Cash payments	(164)	(1,259)	(1,423)

Restructuring balance, June 27, 2008	$89	$9,170	$9,259

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
Activity and liability balances recorded as part of the Fiscal 2006 and 2005 Restructuring Actions during the nine months ended June 27, 2008 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, September 28, 2007	$131	$17,988	$18,119
Charged to costs and expenses	—	244	244
Cash payments	(1)	(2,071)	(2,072)

Restructuring balance, December 28, 2007	130	16,161	16,291
Charged (credited) to costs and expenses	(130)	59	(71)
Cash payments	—	(2,327)	(2,327)

Restructuring balance, March 28, 2008	—	13,893	13,893
Charged to costs and expenses	—	192	192
Cash payments	—	(791)	(791)

Restructuring balance, June 27, 2008	$—	$13,294	$13,294

10. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Investment and interest income	$1,315	$2,110	$6,855	$11,299
Gain (loss) in fair value of Mindspeed warrants	1,881	944	(12,662)	7,868
Gains on investments in equity securities	—	101	—	6,570
Gain on sale of building	6,567	—	6,567	—
Other	(727)	501	(1,217)	640

Other income (expense), net	$9,036	$3,656	$(457)	$26,377

Other income (expense), net during the three months ended June 27, 2008 was primarily comprised of $1.3 million of investment and interest income on invested cash balances and a $1.9 million increase in the fair value of the Company’s warrant to purchase 6 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period. In addition, the sale of a building in Noida, India generated a gain of $6.6 million. Other income (expense), net during the nine months ended June 27, 2008 was primarily comprised of $6.9 million of investment and interest income on invested cash balances and a $12.7 million decrease in the fair value of the Company’s warrant to purchase 6 million shares of Mindspeed common stock mainly due to a decrease in Mindspeed’s stock price during the period. In addition, the sale of the building in Noida, India contributed $6.6 million to other income during the nine months ended June 27, 2008.
Other income (expense), net during the three months ended June 29, 2007 was primarily comprised of $2.1 million of investment and interest income on invested cash balances and a $0.9 million increase in the fair value of the Company’s warrant to purchase 6 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period. Other income (expense), net during the nine months ended June 29, 2007 was primarily comprised of $11.3 million of investment and interest income on invested cash balances, a $7.9 million increase in the fair value of the Company’s warrant to purchase 6 million shares of Mindspeed common

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
stock mainly due to an increase in Mindspeed’s stock price during the period, and $6.6 million of gains on investments in equity securities.
11. Related Party Transactions
Mindspeed Technologies, Inc.
As of June 27, 2008, the Company holds a warrant to purchase 6 million shares of Mindspeed common stock at an exercise price of $17.04 per share exercisable through June 2013. In addition, two members of the Company’s Board of Directors, including its Chairman, also serve on the Board of Mindspeed. No significant amounts were due to or receivable from Mindspeed at June 27, 2008.
Lease Agreement — The Company subleases an office building to Mindspeed. Under the sublease agreement, Mindspeed pays amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. During each of the three months ended June 27, 2008 and June 29, 2007, the Company recorded income related to the Mindspeed sublease agreement of $0.6 million. During each of the nine months ended June 27, 2008 and June 29, 2007, the Company recorded income related to the Mindspeed sublease agreement of $1.9 million. Additionally, Mindspeed made payments directly to the Company’s landlord totaling $1.1 million and $1.0 million during the three months ended June 27, 2008 and June 29, 2007, respectively, and $2.5 million and $3.0 million during the nine months ended June 27, 2008 and June 29, 2007, respectively.
12. Geographic Information
Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
United States	$6,742	$8,117	$18,864	$26,044
Other Americas	2,253	3,329	7,372	9,440

Total Americas	8,995	11,446	26,236	35,485
China	76,466	82,418	237,779	252,157
South Korea	1,007	4,269	7,536	16,462
Taiwan	7,509	8,192	23,592	30,240
Other Asia-Pacific	14,708	20,070	65,111	75,863

Total Asia-Pacific	99,690	114,949	334,018	374,722
Europe, Middle East and Africa	6,909	7,857	19,791	24,436

	$115,594	$134,252	$380,045	$434,643

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. One distributor accounted for 16% and 15% of net revenues for the nine months ended June 27, 2008 and June 29, 2007, respectively. Sales to the Company’s twenty largest customers represented approximately 69% and 68% of net revenues for the nine months ended June 27, 2008 and June 29, 2007, respectively.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	June 27,	September 28,
	2008	2007

United States	$65,382	$79,281
India	5,306	10,544
Other Asia-Pacific	6,083	6,280
Europe, Middle East and Africa	—	721

	$76,771	$96,826

13. Supplemental Guarantor Financial Information
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s condensed consolidating balance sheets as of June 27, 2008 and September 28, 2007 (in thousands):

	June 27, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$90,990	$—	$43,636	$—	$134,626
Restricted cash	29,000	—	8,800	—	37,800
Receivables	(5,507)	—	84,006	—	78,499
Inventories	36,713	—	—	—	36,713
Other current assets	26,631	3	5,926	—	32,560
Current assets held for sale	23,324	54,040	30,469	—	107,833

Total current assets	201,151	54,043	172,837	—	428,031

Property and equipment, net	13,967	—	10,782	—	24,749
Goodwill	59,235	39,949	6,195	—	105,379
Intangible assets, net	1,909	9,229	487	—	11,625
Other assets	52,782	—	2,097	—	54,879
Investments in subsidiaries	297,196	18,129	—	(315,325)	—

Total assets	$626,240	$121,350	$192,398	$(315,325)	$624,663

Current liabilities:
Short-term debt	$—	$—	$77,177	$—	$77,177
Accounts payable	59,966	—	1,870	—	61,836
Accrued compensation and benefits	12,609	—	6,299	—	18,908
Intercompany payable (receivable)	112,599	(169,158)	56,559	—	—
Other current liabilities	55,322	932	3,636	—	59,890
Current liabilities to be assumed	1,975	—	2,259	—	4,234

Total current liabilities	242,471	(168,226)	147,800	—	222,045

Long-term debt	471,400	—	—	—	471,400
Other liabilities	61,854	—	1,896	—	63,750

Total liabilities	775,725	(168,226)	149,696	—	757,195

Shareholders’ equity	(149,485)	289,576	42,702	(315,325)	(132,532)

Total liabilities and equity	$626,240	$121,350	$192,398	$(315,325)	$624,663

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	September 28, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$199,263	$—	$34,884	$—	$234,147
Restricted cash	—	—	8,800	—	8,800
Receivables	(10,101)	—	90,957	—	80,856
Inventories	42,007	—	—	—	42,007
Other current assets	11,957	2	6,172	—	18,131
Current assets held for sale	42,060	173,640	34,751	—	250,451

Total current assets	285,186	173,642	175,564	—	634,392

Property and equipment, net	29,833	—	16,843	—	46,676
Goodwill	68,834	133,411	12,390	—	214,635
Intangible assets, net	5,764	18,244	589	—	24,597
Other assets	63,554	—	2,115	—	65,669
Investments in subsidiaries	513,340	11,563	—	(524,903)	—

Total assets	$966,511	$336,860	$207,501	$(524,903)	$985,969

Current liabilities:
Current portion of long-term debt	$58,000	$—	$—	$—	$58,000
Short-term debt	—	—	80,000	—	80,000
Accounts payable	77,581	—	2,990	—	80,571
Accrued compensation and benefits	16,941	—	6,250	—	23,191
Intercompany payable (receivable)	96,258	(169,158)	72,900	—	—
Other current liabilities	65,778	931	3,636	—	70,345
Current liabilities to be assumed	1,979	—	1,946		3,925

Total current liabilities	316,537	(168,227)	167,722	—	316,032

Long-term debt	467,000	—	—	—	467,000
Other liabilities	53,226	—	3,196	—	56,422

Total liabilities	836,763	(168,227)	170,918	—	839,454

Shareholders’ equity	129,748	505,087	36,583	(524,903)	146,515

Total liabilities and equity	$966,511	$336,860	$207,501	$(524,903)	$985,969

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s condensed consolidating statements of operations for the three months ended June 27, 2008 and June 29, 2007 (in thousands):

	Three Months Ended June 27, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$109,770	$18,669	$5,824	$(18,669)	$115,594
Cost of goods sold	70,637	—	5,218	(18,669)	57,186

Gross margin	39,133	18,669	606	—	58,408

Operating expenses:
Research and development	27,407	—	3	—	27,410
Selling, general and administrative	23,494	—	1,206	—	24,700
Amortization of intangible assets	379	3,006	244	—	3,629
Asset impairments	27,887	92,730	—	—	120,617
Special charges	8,245	—	180	—	8,425

Total operating expenses	87,412	95,736	1,633	—	184,781

Operating income (loss)	(48,279)	(77,067)	(1,027)	—	(126,373)

Equity in income (loss) of subsidiaries	(1)	5,237	—	(5,236)	—
Interest expense	(5,716)	—	(953)	—	(6,669)
Other income (expense), net	(1,579)	—	10,615	—	9,036

Loss before income taxes and gain on equity method investments	(55,575)	(71,830)	8,635	(5,236)	(124,006)

Provision for income taxes	694	—	1,772	—	2,466

Income (loss) before gain on equity method investments	(56,269)	(71,830)	6,863	(5,236)	(126,472)
Gain on equity method investments	53	—	—	—	53

Loss from continuing operations	(56,216)	(71,830)	6,863	(5,236)	(126,419)
Loss from discontinued operations	(22,960)	—	(492)	—	(23,452)

Net income (loss)	$(79,176)	$(71,830)	$6,371	$(5,236)	$(149,871)

	Three Months Ended June 29, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$103,115	$6,271	$31,137	$(6,271)	$134,252
Cost of goods sold	49,141	—	27,677	(6,271)	70,547

Gross margin	53,974	6,271	3,460	—	63,705

Operating expenses:
Research and development	42,453	—	49	—	42,502
Selling, general and administrative	19,328	—	2,969	—	22,297
Amortization of intangible assets	508	3,861	244	—	4,613
Asset impairments	—	—	—	—	—
Special charges	1,141	—	—	—	1,141

Total operating expenses	63,430	3,861	3,263	—	70,554

Operating income (loss)	(9,456)	2,410	198	—	(6,848)

Equity in income (loss) of subsidiaries	(2,918)	643	—	2,275	—
Interest expense	(7,547)	—	(1,648)	—	(9,195)
Other income (expense), net	(1,963)	—	5,619	—	3,656

Income (loss) before income taxes and gain on equity method investments	(21,883)	3,053	4,168	2,275	(12,387)

Provision for income taxes	296	—	234	—	530

Income (loss) before gain on equity method investments	(22,179)	3,053	3,934	2,275	(12,917)
Gain on equity method investments	179	—	—	—	179

Loss from continuing operations	(22,000)	3,053	3,934	2,275	(12,738)
Loss from discontinued operations	(21,904)	—	(585)	—	(22,489)

Net income (loss)	$(43,904)	$3,053	$3,349	$2,275	$(35,227)

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s condensed consolidating statements of operations for the nine months ended June 27, 2008 and June 29, 2007 (in thousands):

	Nine Months Ended June 27, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$339,861	$26,587	$40,184	$(26,587)	$380,045
Cost of goods sold	167,908	—	36,158	(26,587)	177,479

Gross margin	171,953	26,587	4,026	—	202,566

Operating expenses:
Research and development	96,241	—	(358)	—	95,883
Selling, general and administrative	58,776	—	6,362	—	65,138
Amortization of intangible assets	1,312	9,016	731	—	11,059
Asset impairments	28,017	92,730	—	—	120,747
Special charges	14,194	—	1,044	—	15,238

Total operating expenses	198,540	101,746	7,779	—	308,065

Operating loss	(26,587)	(75,159)	(3,753)	—	(105,499)

Equity in income (loss) of subsidiaries	4,211	6,564	—	(10,775)	—
Interest expense	(21,223)	—	(3,523)	—	(24,746)
Other income, net	(20,996)	—	20,539	—	(457)

Income (loss) before income taxes and gain on equity method investments	(64,595)	(68,595)	13,263	(10,775)	(130,702)

Provision for income taxes	941	—	3,104	—	4,045

Income (loss) before gain on equity method investments	(65,536)	(68,595)	10,159	(10,775)	(134,747)

Gain on equity method investments	3,612	—	—	—	3,612

Loss from continuing operations	(61,924)	(68,595)	10,159	(10,775)	(131,135)
Loss from discontinued operations	(48,896)	(119,600)	(1,462)	—	(169,958)

Net income (loss)	$(110,820)	$(188,195)	$8,697	$(10,775)	$(301,093)

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended June 29, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$337,929	$19,374	$96,714	$(19,374)	$434,643
Cost of goods sold	152,988	—	89,014	(19,374)	222,628

Gross margin	184,941	19,374	7,700	—	212,015

Operating expenses:
Research and development	130,947	—	204	—	131,151
Selling, general and administrative	58,820	—	9,668	—	68,488
Amortization of intangible assets	1,569	14,373	743	—	16,685
Asset impairments	—	155,000	—	—	155,000
Special charges	8,510	—	—	—	8,510

Total operating expenses	199,846	169,373	10,615	—	379,834

Operating loss	(14,905)	(149,999)	(2,915)	—	(167,819)
Equity in income (loss) of subsidiaries	(120,622)	1,850	—	118,772	—
Interest expense	(26,607)	—	(4,971)	—	(31,578)
Other income, net	9,880	—	16,497	—	26,377

Income (loss) before income taxes and gain on equity method investments	(152,254)	(148,149)	8,611	118,772	(173,020)

Provision for income taxes	1,589	—	159	—	1,748

Income (loss) before gain on equity method investments	(153,843)	(148,149)	8,452	118,772	(174,768)
Gain on equity method investments	44,194	—	—	—	44,194

Loss from continuing operations	(109,649)	(148,149)	8,452	118,772	(130,574)
Loss from discontinued operations	(35,559)	—	(1,564)	—	(37,123)

Net (loss) income	$(145,208)	$(148,149)	$6,888	$118,772	$(167,697)

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s condensed consolidating statements of cash flows for the nine months ended June 27, 2008 and June 27, 2007 (in thousands):

	Nine Months Ended June 27, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(19,540)	$—	$(3,984)	$8,987	$(14,537)

Cash flows from investing activities:

Proceeds from sale of fixed assets	574	—	8,375	—	8,949
Purchases of accounts receivable	—	—	(404,533)	404,533	—
Proceeds from collection of purchased accts receivable	—	—	413,520	(413,520)	—
Purchases of equity securities and other assets	(755)	—	—	—	(755)
Purchases of property plant and equipment	(2,437)	—	(1,803)	—	(4,240)
Increase in restricted cash	(29,000)	—	—	—	(29,000)

Net cash (used in) provided by investing activities	(31,618)	—	15,559	(8,987)	(25,046)

Cash flows from financing activities:
Proceeds from / (repayments of) short-term debt, net of expense	—	—	(2,823)	—	(2,823)
Repayment of long-term debt, net of expenses	(53,600)	—	—	—	(53,600)
Proceeds from issuance of common stock	710	—	—	—	710
Proceeds from shareholder loans	25	—	—	—	25
Collateral deposit related to interest rate swap	(4,250)	—	—	—	(4,250)

Net cash used in financing activities	(57,115)	—	(2,823)	—	(59,938)

Net (decrease) increase in cash and cash equivalents	(108,273)	—	8,752	—	(99,521)
Cash and cash equivalents at beginning of period	199,263	—	34,884	—	234,147

Cash and cash equivalents at end of period	$90,990	$—	$43,636	$—	$134,626

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
Overview
We design, develop and sell semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for use in broadband communications applications that enable high-speed transmission, processing and distribution of audio, video, voice and data to and throughout homes and business enterprises worldwide. Our access solutions connect people through personal communications access products, such as personal computers (PCs), to audio, video, voice and data services over wireless and wire line broadband connections as well as over dial-up Internet connections. Our central office solutions are used by service providers to deliver high-speed audio, video, voice and data services over copper telephone lines and optical fiber networks to homes and businesses around the globe. In addition, our media processing products enable the capture, display, storage, playback and transfer of audio and video content in applications throughout home and small office environments. These solutions enable broadband connections and network content to be shared throughout a home or small office-home office environment using a variety of communications devices, which we describe as the broadband digital home.
We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 38% of our net revenues in the nine months ended June 27, 2008, compared to 42% of our net revenues in the nine months ended June 29, 2007. One distributor accounted for 19% and 14% of net revenues for the three months ended June 27, 2008 and June 29, 2007, respectively. The same distributor accounted for 16% and 15% of net revenues for the nine months ended June 27, 2008 and June 29, 2007, respectively. Our top 20 customers accounted for approximately 76% and 67% of net revenues for the three months ended June 27, 2008 and June 29, 2007, respectively, and 69% and 68% of net revenues for the nine months ended June 27, 2008 and June 29, 2007, respectively. Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe (including the Middle East and Africa) were 7%, 88% and 5%, respectively, of our net revenues for the nine months ended June 27, 2008 and were 8%, 86% and 6%, respectively, of our net revenues for the nine months ended June 29, 2007. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
On April 29, 2008 we entered into an Asset Purchase Agreement with NXP, pursuant to which NXP has agreed to acquire certain assets related to our BMP business. Under the terms of the agreement which is subject to customary closing conditions and regulatory approvals, NXP will acquire certain assets including, among other things, specified patents, inventory, contracts and certain employee-related liabilities. Pursuant to the agreement, we obtained a license to utilize technology which was sold to NXP and NXP obtained a license to utilize certain intellectual property which we retained. In addition, NXP has agreed to provide employment to approximately 700 of our employees at locations in the United States, Europe, Israel, Asia-Pacific and Japan. The sale transaction is expected to be completed during our fourth quarter ending October 3, 2008.
Under the terms of the Agreement, NXP will pay to us an aggregate of $110 million upon the closing of the transaction which amount is comprised of $82.5 million in cash, and a cash payment of $27.5 million, payable to us no later than September 30, 2008, of which $11 million will be deposited into an escrow account. The escrow account will remain in place for twelve months following the closing of the transaction to satisfy potential indemnification claims by NXP. We may receive additional contingent consideration of up to $35 million upon the achievement of certain financial milestones over the six calendar quarters commencing on July 1, 2008.

Following the completion of the transaction, we will no longer generate revenues from sales of BMP products nor incur related costs. The historical operating results from the BMP products have been classified as discontinued operations for all periods presented.
Critical Accounting Policies
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, revenues and expenses during the periods reported and related disclosures. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 34-41 in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007. Management believes that at June 27, 2008, there has been no material change to this information.
Business Enterprise Segments
We operate in one reportable segment, broadband communications. Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in consolidated financial statements. Although we had three operating segments at June 27, 2008, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable segment, broadband communications.
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
Results of Operations
The discussion below excludes the operations of BMP which were reported as discontinued operations during the quarter ended June 27, 2008.
Net Revenues
Our net revenues decreased $18.7 million or 14% during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The decrease was driven by overall net revenue declines across all business units. The Broadband Access Products (“BBA”) business unit experienced a $7.7 million decline in net revenues due to reduced volumes, average selling price (“ASP”) erosion and declines in wireless product offerings resulting from our discontinuation of future capital investments in wireless technologies. The Imaging and PC Media (“IPM”) business unit experienced a $9.3 million decrease in net revenue compared to the third quarter of fiscal 2007 due to lower pricing in the modem product line.
Our net revenues decreased $54.6 million or 13% during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The decrease was driven by overall net revenue declines across all business units related to price and volume reductions. In addition, sales in the first nine months of fiscal 2008 were lower than the comparable period in the prior year due to the discontinuation of wireless product offerings following the decision to discontinue future capital investments in wireless technologies at the end of fiscal 2007. The decrease was offset slightly by $14.7 million of non-recurring revenue from the buyout of a future royalty stream which occurred in the first quarter of fiscal 2008.
We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer, except for certain distributors who have unlimited contractual rights of return or for whom the contractual terms were not enforced, or when significant vendor obligations exist. Revenue with respect to sales to distributors with unlimited rights of return or for whom contractual terms were not enforced is deferred until the purchased products are sold by the distributors to third parties. At June 27, 2008 and September 28, 2007, deferred revenue related to sales to these distributors was $5.9 million and $6.7 million, respectively. Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.
Gross Margin
Gross margin represents net revenues less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer production and assembly and test services. Our cost of goods sold consists predominantly of purchased finished wafers, assembly and test services, royalties, production photo mask expense, other intellectual property costs, labor and overhead associated with product procurement, and non-cash stock-based compensation charges for procurement personnel.
Our gross margin percentage for the third quarter of fiscal 2008 was 50.5% compared to 47.5% for the third quarter of fiscal 2007. The improved gross margin percentage is attributable to the effects of on-going cost reductions as well as product mix.
Our gross margin percentage for the nine months ended June 27, 2008 was 53.3% versus 48.8% for the comparable period in the prior year. Our gross margin percentage for the first nine months of fiscal 2008 includes a non-recurring royalty buy-out of $14.7 million which occurred in the first quarter of fiscal 2008. The royalty buy-out contributed 1.8% to our gross margin percentage during the first nine months of fiscal 2008. The remaining increase in gross margin percentage is attributable to the continued cost reduction efforts and product mix.
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
Excess and Obsolete Inventory
During the three months ended June 27, 2008 and June 29, 2007, we recorded $1.7 million and $1.0 million, respectively, in inventory charges for excess and obsolete (E&O) inventory. During the nine months ended June 27, 2008 and June 29, 2007, we recorded $6.5 million and $3.6 million, respectively, in inventory charges for E&O inventory. Activity in our E&O inventory reserves for the three and nine months ended June 27, 2008 and June 29, 2007 was as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
(in thousands)	2008	2007	2008	2007

E&O reserves, beginning of period	$18,986	$23,931	$17,139	$32,245
Additions	1,699	840	6,507	3,619
Release upon sales of product	(526)	(2,659)	(2,084)	(8,561)
Scrap	(2,297)	(4,171)	(3,686)	(9,826)
Standards adjustments and other	(1,055)	608	(1,069)	1,072

E&O reserves, end of period	$16,807	$18,549	$16,807	$18,549

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
On a quarterly basis, we also assess the net realizable value of our inventories. When the estimated ASP, plus costs to sell our inventory, falls below our inventory cost, we adjust our inventory to its current estimated market value. Increases to the lower of cost or market (LCM) inventory reserves may be required based upon actual ASPs and changes to our current estimates, which would impact our gross margin percentage in future periods. Activity in our LCM inventory reserves for the three and nine months ended June 27, 2008 and June 29, 2007 was immaterial.
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
R&D expense decreased $15.1 million or 36% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 primarily due to a 35% reduction in headcount from June 2007 to June 2008. Other restructuring activities and cost cutting measures also contributed to the reduction in R&D expense.
R&D expense decreased $35.3 million or 27% during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 as a result of the headcount reductions, restructuring actions and cost cutting measures mentioned above.

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
SG&A expense increased $2.4 million or 11% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The increase is primarily due to the expense related to the separation benefits paid to the Company’s former Chief Executive Officer partially offset by headcount reductions and cost cutting efforts.
SG&A expense decreased $3.4 million or 5% during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The decrease is primarily due to the 35% decline in headcount from June 2007 to June 2008 as well as restructuring measures and other cost cutting efforts.
Amortization of Intangible Assets
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average period of approximately one year.
Amortization expense decreased $1.0 million or 21% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 and decreased $5.6 million or 34% during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The decreases in amortization expense are attributable to the impairment of the intangible assets related to our former wireless business unit recognized in the second half of fiscal 2007.
Special Charges
Special charges for the third quarter of fiscal 2008 primarily consist of a $6.3 million charge related to the termination of our voluntary early retirement plan and $2.3 million of restructuring charges. Special charges for the first nine months of fiscal 2008 consist of the $6.3 million voluntary early retirement plan termination expense and $10.0 million of severance and termination benefits related to our fiscal 2008 and 2007 restructuring actions. Special charges for the nine months ended June 27, 2008 were offset by the reversal of a $0.9 million reserve related to the settlement of a proposed tax assessment related to a foreign subsidiary.
Special charges for the third quarter of fiscal 2007 consist of $1.1 million of restructuring charges. Special charges for the first nine months of fiscal 2007 consist of $155.0 million of impairment charges, including a $135.0 million impairment charge related to goodwill and a $20.0 million impairment charge for intangible assets. The goodwill and intangible asset impairment charges resulted from reduced revenue forecasts for wireless products targeted at the embedded cellular handset market. Special charges for the first nine months of fiscal 2007 also included restructuring charges of $8.5 million. The restructuring charges for the third quarter and the first nine months of fiscal 2007 were primarily comprised of employee severance and termination benefit costs related to our fiscal 2007 restructuring actions and, to a lesser extent, facilities related charges mainly resulting from the accretion of rent expense related to our fiscal 2005 restructuring action.
Asset Impairments
During the three months ended June 27, 2008, we continued our review and assessment of the future prospects of our businesses, products and projects with particular attention given to the BBA business unit. The current challenges in the competitive DSL market have resulted in the net book value of certain assets within the BBA business unit to be considered not fully recoverable. As a result, in the third fiscal quarter, we recorded impairment charges of $108.6 million related to goodwill, $1.9 million related to intangible assets, $6.5 million related to property, plant and equipment and $3.4 million related to electronic design automation tools. Asset impairments for the nine months ended June 27, 2008 were $120.7 million and were primarily comprised of the BBA impairment charges.
Asset impairments for the third quarter and first nine months of fiscal 2007 were zero and $155.0 million, respectively. The $155.0 million of asset impairment charges include a $135.0 million impairment charge related to goodwill and a $20.0 million impairment charge for intangible assets. The goodwill and intangible asset impairment charges resulted from a reduced revenue forecast for wireless products targeted at the embedded cellular handset market.
Interest Expense
Interest expense decreased $6.8 million in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The decrease is primarily attributable to the repurchase of $53.6 million of our senior secured notes in February 2008 as well as debt refinancing activities implemented in fiscal 2007 and declines in interest rates on our variable rate debt.
Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Investment and interest income	$1,315	$2,110	$6,855	$11,299
Unrealized gain (loss) in fair value of Mindspeed warrants	1,881	944	(12,662)	7,868
Gains on investments in equity securities	—	101	—	6,570
Gain on sale of building	6,567	—	6,567	—
Other	(727)	501	(1,217)	640

Other income (expense), net	$9,036	$3,656	$(457)	$26,377

Other income (expense), net during the three months ended June 27, 2008 was primarily comprised of $1.3 million of investment and interest income on invested cash balances and a $1.9 million increase in the fair value of the Company’s warrant to purchase 6 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period. In addition, the sale of a building in Noida, India generated a pre-tax gain of $6.6 million. Other income (expense), net during the nine months ended June 27, 2008 was primarily comprised of $6.1 million of investment and interest income on invested cash balances and a $12.7 million decrease in the fair value of the Company’s warrant to purchase 6 million shares of Mindspeed common stock mainly due to an decrease in Mindspeed’s stock price during the period. In addition, the sale of the building in Noida, India contributed to other income during the nine months ended June 27, 2008.
Other income (expense), net during the three months ended June 29, 2007 was primarily comprised of $2.1 million of investment and interest income on invested cash balances and a $0.9 million increase in the fair value of the Company’s warrant to purchase 6 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period. Other income (expense), net during the nine months ended June 29, 2007 was primarily comprised of $11.3 million of investment and interest income on invested cash balances, a $7.9 million increase in the fair value of the Company’s warrant to purchase 6 million shares of Mindspeed common stock mainly due to an increase in Mindspeed’s stock price during the period, and $6.6 million of gains on investments in equity securities.
Provision for Income Taxes
We recorded a tax provision of $2.5 million and $4.0 million for the three and nine months ended June 27, 2008, respectively, as compared to $0.7 million and $1.0 million for the three and nine months ended June 29, 2007, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. The tax provision for the third quarter of fiscal 2008 includes a discrete expense of $2.2 million related to the sale of land in Noida, India. All of our U.S. Federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents.
Our cash and cash equivalents decreased $100.9 million between September 28, 2007 and June 27, 2008. The decrease was primarily due to the repurchase of $53.6 million of our senior secured notes, the payment of an $18.5 million litigation settlement and the establishment of two letters of credit totaling $29.0 million.
We also have other assets, including real estate in Newport Beach, California and a warrant to purchase 6 million shares of Mindspeed common stock. The value of the Mindspeed warrant of $2.9 million is reflected as a long-term asset on our condensed consolidated balance sheet as of June 27, 2008. The valuation of this derivative instrument is subjective, and at any point in time could ultimately result in the realization of amounts significantly different than the carrying value. Further, there is no assurance that the equity markets would allow us to liquidate a substantial portion of this warrant within a short time period without significantly impacting the market value of Mindspeed’s common stock and the warrant.
At June 27, 2008, we had a total of $250.0 million aggregate principal amount of convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
At June 27, 2008, we also had a total of $221.4 million aggregate principal amount of floating rate senior secured notes outstanding. These notes are due in November 2010, but we are required to offer to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our investment in Jazz in February 2007 and the sale of two other equity investments in January 2007 qualified as asset dispositions that required us to make an offer to repurchase a portion of the notes no later than 361 days following the February 2007 asset dispositions. Based on the proceeds received from these asset dispositions and our cash investments in assets (other than current assets) related to our business that were made within 360 days following the asset dispositions, we were required to make an offer to repurchase not more than $53.6 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest in February 2008. As a result of 100% acceptance the offer by the Company’s bondholders, $53.6 million of the senior secured notes were repurchased during the second quarter of fiscal 2008. The Company recorded a pretax loss on debt repurchase of $1.4 million during the second quarter of fiscal 2008 which included the write-off of deferred debt issuance costs. As of June 27, 2008, the Company has not had sufficient asset dispositions to trigger another required repurchase offer within 361 days.
We also have an $80.0 million credit facility with a bank that is secured by our accounts receivable, under which we had borrowed $77.2 million as of June 27, 2008. The term of this credit facility has been extended through November 28, 2008, and the facility remains subject to additional 364-day extensions at the discretion of the bank. Following the close of our transaction with NXP, we anticipate repaying approximately one-third of the balance outstanding under this credit facility due to the lower expected accounts receivable balance available to secure the line.
We believe that our existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.

Cash flows were as follows:

	Nine Months Ended
	June 27,	June 29,
(in thousands)	2008	2007

Net cash used in operating activities	$(14,537)	$(17,948)
Net cash (used in) provided by investing activities	(25,046)	135,518
Net cash used in financing activities	(59,938)	(185,034)

Net decrease in cash and cash equivalents	$(99,521)	$(67,464)

Cash used in operating activities was $14.5 million and $17.9 million for the first nine months of fiscal 2008 and 2007, respectively. During the nine months ended June 27, 2008, we generated $26.5 million of cash from operations and used $41.0 million for working capital (accounts receivable, inventories and accounts payable). These cash outflows included $16.4 million of payments for restructuring related items. The changes in working capital were primarily driven by an $18.8 million decrease in accounts payable due to overall lower business volumes as well as a decrease in accrued liabilities related to the payment of an $18.5 million litigation settlement in the first quarter of fiscal 2008.
Cash used in investing activities was $25.0 million in the first nine months of fiscal 2008. Cash used in investing activities in the first nine months of fiscal 2008 is primarily related to a $29.0 million increase in our restricted cash balance to secure two letters of credit for obligations under purchase orders required by a certain vendor and capital expenditures of $4.2 million. These amounts were offset by $8.4 million in proceeds received from the sale of a building in Noida, India during the third quarter of fiscal 2008.
Cash used in financing activities was $59.9 million in the first nine months of fiscal 2008. Cash used in financing activities is primarily comprised of a $53.6 million repurchase of our senior secured notes and the posting of a $4.3 million collateral deposit with the counterparty of our interest rate swap agreements. In addition, we had net payments of $2.8 million on our line of credit which is supported by our accounts receivable which decreased by $2.4 million during the nine months ended June 27, 2008.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. We will adopt SFAS No. 141R no later than the first quarter of fiscal 2010 and will apply prospectively to business combinations completed on or after that date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. We will adopt SFAS No. 160 no later than the first quarter of fiscal 2010 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amount of derivative instruments in and entity’s financial statements, how derivative instruments and related hedged items are accounted for under

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. We are currently evaluating what impact SFAS 161 will have on our financial statement disclosures.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of fiscal 2010. We are currently evaluating the impact of adopting FSP 142-3 on our financial position and results of operations.
In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Based on our initial analysis, we expect that the adoption of APB 14-1will result in an increase in the interest expense recognized on our convertible subordinated notes.

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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 27, 2008, the carrying value of our cash and cash equivalents approximates fair value.
We hold a warrant to purchase 6 million shares of Mindspeed common stock. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of June 27, 2008, a 10% decrease in the market price of Mindspeed’s common stock would result in an immaterial decrease in the fair value of this warrant. At June 27, 2008, the market price of Mindspeed’s common stock was $4.05 per share. During the nine months ended June 27, 2008, the market price of Mindspeed’s common stock ranged from a low of $2.30 per share to a high of $9.30 per share.
Our short-term debt consists of borrowings under a 364-day credit facility. Interest related to our short-term debt is at 7-day LIBOR plus 0.6%, which is reset quarterly and was approximately 3.28% at June 27, 2008. We do not believe our short-term debt is subject to significant market risk.
Our long-term debt consists of convertible subordinated notes with interest at fixed rates and floating rate senior secured notes. Interest related to our floating rate senior secured notes is at three-month LIBOR plus 3.75%, which is reset quarterly and was approximately 6.43% at June 27, 2008. During the second quarter of fiscal 2008, we entered into three interest rate swap agreements for a combined notional amount of $200 million to eliminate interest rate risk on $200 million of our floating rate senior secured notes due 2010. Under the terms of the swaps, we will pay a fixed rate of 2.98% and receive a floating rate equal to three-month LIBOR, which will offset the floating rate paid on the Notes. The fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.
The following table shows the fair values of our financial instruments as of June 27, 2008:

(in thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$132,379	$132,379
Mindspeed warrant	2,857	2,857
Short-term debt	77,177	77,177
Long-term debt: senior secured notes	221,400	219,740
Long-term debt: convertible subordinated notes	250,000	188,750
We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, from time to time, we offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At June 27, 2008, we had outstanding foreign currency forward exchange contracts with a notional amount of 429 million Indian Rupees, approximately $10.0 million, maturing at various dates through December 2008. Based on the fair values of these contracts, we recorded a derivative liability of $0.7 million at June 27, 2008. Based on our overall currency rate exposure at June 27, 2008, a 10% change in the currency rates would not have a material effect on our financial position, results of operations or cash flows.

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
There were no changes in our internal control over financial reporting during the quarter ended June 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Class Action Suit — In February 2005, we and certain of our current and former officers and our Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in our 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court for New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006. The appellate argument was held on April 19, 2007. On July 31, 2007 the United States Court of Appeals for the Third Circuit vacated the District Court’s order dismissing Graden’s complaint and remanded the case for further proceedings. On November 17, 2007, defendants filed a Renewed Motion to Dismiss in the U.S. District Court for New Jersey. Plaintiff filed his Opposition on February 8, 2008, and, defendants filed their Reply on March 10, 2008. On December 4, 2007, defendants also filed a petition for certiorari in the U.S. Supreme Court with respect to the Third Circuit Court of Appeals ruling, which petition was denied on March 3, 2008.

ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors from the risk factors previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 28, 2007. For a summary of the risk factors relevant to our operations, see Part 1, Item 1A in our 2007 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Conexant Systems, Inc., as amended

10.1	Amendment dated as of May 29, 2008 to Employment Agreement dated as of August 24, 2007 by and between Karen Roscher (incorporated by reference to the Current Report on Form 8-K filed by the Company on June 2, 2008)

10.2	Amendment dated as of May 29, 2008 to Employment Agreement dated as of February 18, 2008 by and between Mark D. Peterson (incorporated by reference to the Current Report on Form 8-K filed by the Company on June 2, 2008)

10.3	Asset Purchase Agreement entered into on April 29, 2008 by and between the Company and NXP B. V.

10.4	IP License Agreement entered into on April 29, 2008 by and between the Company and NXP B.V.

10.5*	Summary of Non-Employee Director Compensation and Benefits

31.1	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*  Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)
Date: August 6, 2008	By	/s/ Karen Roscher
Karen Roscher
Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Conexant Systems, Inc., as amended

10.1	Amendment dated as of May 29, 2008 to Employment Agreement dated as of August 24, 2007 by and between Karen Roscher (incorporated by reference to the Current Report on Form 8-K filed by the Company on June 2, 2008)

10.2	Amendment dated as of May 29, 2008 to Employment Agreement dated as of February 18, 2008 by and between Mark D. Peterson (incorporated by reference to the Current Report on Form 8-K filed by the Company on June 2, 2008)

10.3	Asset Purchase Agreement entered into on April 29, 2008 by and between the Company and NXP B. V.

10.4	IP License Agreement entered into on April 29, 2008 by and between the Company and NXP B.V.

10.5*	Summary of Non-Employee Director Compensation and Benefits

31.1	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e).

31.2	Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e).

32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*  Management contract or compensatory plan or arrangement