Form 10-K
period 2008-10-03
CONEXANT SYSTEMS INC
filed 2008-11-26
CIK 1069353

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the closing price as reported on the Nasdaq Global Select Market on March 28, 2008) was approximately $0.3 billion. Shares of voting stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of November 14, 2008 was 49,600,996.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareowners to be held on February 18, 2009 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	continued demand and future growth in demand for our products in the communications, PC and consumer markets we serve;

•	our product development plans;

•	expectations regarding the market share of our products, growth in the markets we serve and our market opportunities;

•	expectations regarding price and product competition;

•	our plans and expectations regarding the transition of our semiconductor products to smaller line width geometries;

•	our expectation that our largest customers will continue to account for a substantial portion of our revenue;

•	expectations regarding our income tax provision;

•	expectations regarding our contractual obligations and commitments; and

•	our beliefs regarding the sufficiency of our existing sources of liquidity and cash to fund our operations, research and development, anticipated capital expenditures and our working capital needs and that we will be able to repatriate cash from our foreign operations on a timely and cost effective basis.

•	expectations that we will have sufficient capital needed to remain in business and repay our indebtedness as it becomes due;

•	expectation that we will be able to meet our lease obligations (and other financial commitments);

•	expectation that we will be able to continue to meet NASDAQ listing requirements;

•	expectation that we will be able to protect our products and services with proprietary technology and intellectual property protection;

•	expectation that we will be able to continue to rely on third party manufacturers to manufacture, assemble and test our products to meet our customers’ demands;

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Part I, Item 1A of this Annual Report on Form 10-K, and any of those made in our other reports filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

CONEXANT SYSTEMS, INC.

PART I

Item 1.	Business

General

We design, develop and sell semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for imaging, video, audio, and modem applications. These include a comprehensive portfolio of imaging solutions for multifunction printers (MFPs), fax platforms, and digital photo frame market segments. Our video solutions are targeted at “PCTV” applications that enable consumers to watch broadcast television on a personal computer and the video surveillance and security market. In addition, we provide audio solutions that are targeted at PC audio, speakers, and audio subsystems. We also offer a suite of solutions for use in broadband communications applications that enable high-speed transmission, processing and distribution of audio, video, voice and data to and throughout homes and business enterprises worldwide. Our access solutions connect people through personal communications access products, such as personal computers (PCs) to audio, video, voice and data services over wireless and wire line broadband connections as well as over dial-up Internet connections. Our central office solutions are used by service providers to deliver high-speed audio, video, voice, and data services over copper telephone lines and optical fiber networks to homes and businesses around the globe.

Our principal corporate office is located at 4000 MacArthur Boulevard, Newport Beach, CA 92660, and our main telephone number at that location is 949-483-4600. Our common stock trades on the NASDAQ Global Select Marketsm under the symbol CNXT.

We have many years of operating history in the communications semiconductor business, including as part of the semiconductor systems business of Rockwell International Corporation (now Rockwell Automation, Inc.), and have been an independent public company since January 1999, following our spin-off from Rockwell. Since then, we have transformed our company from a broad-based communications semiconductor supplier into a fabless communications semiconductor supplier focused on delivering the technology and products for imaging, video, audio, and Internet connectivity applications.

Divestiture:

•	On August 11, 2008, we completed the sale of certain assets related to our Broadband Media Processing (BMP) business to NXP B.V. (NXP) for an aggregate of approximately $110 million, of which $11 million was deposited into an escrow account. The escrow account will remain in place for 12 months following the closing to satisfy potential indemnification claims by NXP. We may also receive up to $35 million of additional cash consideration contingent on the achievement of certain financial milestones through the end of the 2009 calendar year.

Assets sold pursuant to the agreement with NXP include, among other things, specified patents, inventory, contracts and tangible assets. NXP assumed certain liabilities, including obligations under transferred contracts and certain employee-related liabilities. We also granted to NXP a license to use certain of the Company’s retained technology assets in connection with NXP’s current and future products in certain fields of use, along with a patent license covering certain of the Company’s retained patents to make, use, and sell such products (or, in some cases, components of such products).

Strategy

Our objective is to become a leading supplier of semiconductor solutions and Application Specific Standard Products (ASSPs) to leading global original equipment manufacturer (OEM) and original design manufacturer (ODM) customers in consumer, communications and PC markets. To achieve our objectives, we are pursuing the following strategies:

•	Employ a market-focused business model allowing us to concentrate our resources on large and growing targeted markets;

•	Expand strategic relationships with industry-leading OEMs/ODMs and maximize design wins and share-of-wallet (SOW);

•	Focus our product portfolio on our key technologies and competencies which include digital signal processing (DSP), analog and mixed-signal (AMS), system-on-a-chip (SoC), and software/firmware to enable our customers’ applications;

•	Capitalize on the depth of our global engineering talent to create innovative solutions that provide enhanced functionality and accelerate the adoption of our products by being in close geographic proximity to our customers;

•	Operate as a fabless semiconductor company, which allows us to focus our resources on designing, developing and marketing our products, while minimizing operating infrastructure costs and capital expenditures; and

•	Enter targeted markets with compelling solutions combining silicon and software that will reduce the time-to-market for our customers.

Market Focused Product Lines

Our expertise in mixed-signal processing, DSP and standards-based communications protocol implementation allows us to deliver semiconductor devices and integrated systems for client, or end-customer, personal communications access products. We organize our product lines to address two primary communications markets that are targeted at imaging, audio, video, and Internet connectivity applications as more fully described below. For purposes of the following description, references to “market share” refer to our share of the total addressable market. We expect that our future products will focus on leveraging our imaging, video, and audio solutions to address technology convergence opportunities within the markets we address, and adjacent high-growth markets. Similarly, we expect to leverage our digital subscriber line (DSL) portfolio in order to address converged voice, video, and data “triple play” broadband market opportunities. Following is a brief description of each of our target markets and the solutions we provide for each market.

Imaging and PC Media Products

Conexant has a long history of technological innovation and leadership in modem technology, including the development of the world’s first analog modem chip. Our Imaging and PC Media products include analog modem chipsets that connect hundreds of millions of users worldwide to the Internet through their desktop and notebook PCs, and are also embedded in a host of products including facsimile (fax) machines, multi-function printers (MFPs), point-of-sale (POS) terminals, television set-top boxes (STBs) and other industrial appliances.

Our dial-up modem chipset offering encompasses all major industry standards established by the International Telecommunication Union (ITU) including V.22, V.22 bis, V.32, V.34, V.44 and the two 56 Kbps standards, V.90 and V.92. We supply mixed-signal intensive, controllerless modem chipsets and software modem solutions that take advantage of the increasing power of PC central processors and use software to perform functions traditionally enabled by semiconductor components. Data bus architectures we supported include HD audio, PCI, PCIe, USB, and RS-232.

We believe our products have established and retained the leading market share in each of the three primary segments of analog modem technology — PC modems, facsimile modems (data pumps) and embedded modems. In the PC modem market, our unit shipments continue to benefit from the increasing popularity of notebook PCs as the penetration rate of analog modems in notebook PCs is greater than in desktop PCs. In the fax modem market, our significant market share lead has been enhanced by the addition of fax, copy and scan functionality to home and business printer products. In the embedded modem market, which includes end-products that do not contain PC-type central processing units (CPUs), we believe that we have a leadership position in products such as POS terminals, vending machines, gasoline pumps and other applications in which an analog modem is used to transmit and receive data.

From a historical perspective, our cumulative shipments of analog modems surpassed 1 billion units in 2007.

Building on our expertise in modem technology, we believe we were the first supplier shipping integrated modem and audio combination solutions to meet the broader needs of our customers and the industry. Through our long history in voice band processing, we have assembled an extensive intellectual property portfolio in voice processing and coding technology. We have leveraged our voice expertise and developed a broad range of audio innovations including 3D expansion (phantom speaker), dynamic range compression, and stage enhancement (BrightSound) to improve the consumer audio experience. Our audio products include an advanced HD-audio codec with an integrated Class-D amplifier that is targeted at notebook computers. Class-D amplifiers provide higher audio performance at lower power consumption. With the convergence of entertainment and communications applications, we expect the demand for products that combine voice and audio competence on one silicon chip to grow significantly. To address this market opportunity, we developed the world’s first “speakers-on-a-chip” product family. This solution integrates key speaker technology and processing functionality into a single device, and is targeted at PC peripherals including PC speakers, sound bars, notebook docking stations and speakerphones.

In our video product family, our video encoders and decoders are designed to provide a combination of performance, features, and flexibility demanded by today’s popular multimedia PC platforms. Our line of stand-alone video decoders, integrated PCI video decoders, PCIe video decoders and USB video decoders combine worldwide video standard support, integration and software support. Our analog video decoders are designed to convert analog signals received from a PC video system or other consumer electronic analog video device, such as a video camcorder, into digital streams that can be displayed by a digital video monitor or saved using a form of digital recording media, such as a hard drive, CD or DVD.

We also offer a family of media bridges targeted at PC-based video surveillance products with digital video recording (DVR) capabilities. The products enable multi-channel, bi-directional uncompressed digital audio and video transfers to a host computer for preview, processing, or compression via an integrated PCI Express (PCIe) interface. PCIe is a bus technology that enables the cost-effective and scalable capture of high-bandwidth content on PCs and other consumer electronics devices. The new media bridges can be used with our advanced video decoder to form an eight-channel, real-time, industry-standard “D1” digital video solution for video surveillance DVRs. The combination of these highly integrated devices allows product developers to reduce the previously required number of components from nine to two devices, which lowers bill-of-material costs and simplifies the design process.

In August 2008, we completed the acquisition of Freescale’s “SigmaTel” multi-function printer business, which significantly broadened our product offerings. Our leadership imaging product portfolio now includes semiconductor solutions for fax platforms (fax modems, fax data pumps, and fax SoCs) as well as integrated solutions for the high-growth multi-function printer and digital photo frame market segments. The acquisition also broadened our “footprint” with our customer base. We believe that our combined imaging intellectual property and our extensive firmware and software stacks uniquely position us to successfully address the increasing demand for printers that feature higher print speed, copy speed and quality. Our current architecture also enables us to support the trend to PC independent printing, which we believe will allow us to capture additional share as mobile printing spurs future demand. The total addressable market for imaging solutions is approximately $900 million today.

Broadband Access Products

Digital subscriber line (DSL) and passive optical network (PON) technologies enable broadband data traffic over twisted pair copper telephone lines and optical cables, respectively. They enable services such as high-speed Internet access, voice and telephone services, real-time video distribution and gaming applications. These faster data rates enable local exchange carriers and service and content providers to offer their customers an array of new broadband services, including the transport of high definition video content in real time.

Our Broadband Access products form a comprehensive portfolio of semiconductor solutions for end-to-end, standards-based DSL products including asymmetric DSL (ADSL2plus), symmetric DSL (SHDSL), and very-high-speed DSL (VDSL/VDSL2). We support the unique configurations of end-to-end DSL protocols for North America, Europe, Japan and elsewhere in the world. To date, we have shipped in excess of 280 million DSL ports to customers around the globe. Our Broadband Access products portfolio also includes semiconductor solutions for client side Optical Network Unit (ONU) based on Gigabit PON (GPON) and Broadband PON (BPON) standards.

Our product portfolio is comprised of a family of SoC integrated circuits and software products that incorporate a complex combination of multiple system functions. Our product offerings include various combinations of digital signal processors, network processors, integrated software, analog front-ends, and line drivers. We also support wireless LAN connectivity (Wi-Fi), and voice-over-IP (VoIP) applications for our clients. Our comprehensive portfolio of design guides assist our customers to deploy modems, routers, gateways, and subscriber line access multiplexers at an efficient and rapid time-to-market rate.

Our customer support collateral includes our advanced software-based development tools that enable ODMs, OEMs, and service providers to analyze, configure and troubleshoot their broadband access networks remotely and efficiently, saving time and expenses. Our system software works in combination with our semiconductor devices to manage data routing, bridging, switching and protocol conversions needed to encapsulate and route information packets. This system software is available on a variety of our platforms, and facilitates the rapid integration of new features, which enables manufacturers to streamline the product development process and improve time-to-market. Additional features of these products include remote management, firewall security, embedded Web server, and auto-configuration of services and applications. We also offer customers a full set of software development tools including compilers, linkers and other special-purpose tools to enable the customer to design additional applications.

Our client-side gateway devices possess integrated wireless LAN, ADSL2plus and VoIP functionality. These devices are targeted at products including bridge/routers, wireless routers and VoIP integrated access devices (IADs) and deliver the processing power required for advanced “triple-play” voice, video, and data applications.

Our family of highly integrated VDSL2 central office (CO) and customer premises equipment (CPE) SoC solutions for client-side terminals are targeted at concurrent voice, video and data triple-play broadband service deployments, remote terminal and fiber extension applications. VDSL2 technology provides higher downstream and upstream data rates than other forms of DSL. Our VDSL2 product portfolio conforms to industry-standard discrete multi-tone (DMT) line code technology and is compliant with the ratified VDSL2 ITU G.993.2 standard.

Our highly integrated GPON solutions are targeted at the fiber access market. These devices for ONUs on the client-side of broadband optical networks provide cost-effective, high-speed broadband connections to homes and businesses over fiber optic cable at significantly higher data rates than coaxial cable or copper-based connections. Our GPON solutions can also be used in conjunction with our VDSL2 products to provide fiber-to-the-neighborhood (FTTN) connections, enabling the cost-effective delivery of triple-play services through a hybrid PON and DSL network.

At the end of fiscal 2007, we announced our intent to discontinue further investments in stand-alone wireless LAN products and technologies. As a result, we have transitioned the CPE gateway-oriented wireless LAN products and technologies, which enable and support our DSL and PON gateway solutions, into our Broadband Access product line.

Research and Development

We have significant research, development, engineering and product design capabilities. As of October 3, 2008, we had 814 employees engaged in research and development activities at multiple design centers worldwide as compared to approximately 2,190 employees as of September 28, 2007 and 2,410 employees as of September 29, 2006. The significant decrease in employees reflects the reduction of approximately 650 employees in connection with our sale in August 2008 of our Broadband Media Business as well as our continued right-sizing efforts made throughout the period.

Our design centers provide design engineering and product application support as well as after-sales customer service. The design centers are strategically located around the world to be in close proximity to our OEM customers and to take advantage of key technical and engineering talent. Our major design centers are located in the United States, India and China. Additionally, we have software and firmware development activities in India and an applications support team in China.

We incurred research and development expenses of $125.2 million, $173.5 million and $189.1 million during fiscal 2008, 2007 and 2006, respectively.

Manufacturing

We are a fabless semiconductor company, which means that we do not own or operate any wafer fabrication or assembly and test sites. We use several leading-edge wafer fabrication subcontractors, such as Taiwan Semiconductor Manufacturing Corporation (TSMC), to meet our typical planned production requirements. We have also qualified additional suppliers to meet short-term upside requirements as necessary during periods of tight capacity. We primarily use complementary metal-oxide semiconductor (CMOS) process technologies. On a very limited basis, we also use bipolar and bipolar CMOS (BiCMOS) process technology for certain mixed-signal devices, and silicon germanium (SiGe) for certain product-specific applications. Our products are manufactured in a variety of process technologies ranging from 0.8 micron technology, which is our most mature technology, to 90 nanometers, which is the most advanced production technology. We currently have product development efforts underway at the 65 nanometer process technology node, and are assessing the 40 nanometer technology for certain applications.

Our wafer probe testing is conducted by either our wafer fabrication subcontractors or other independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by subcontractors. Our primary wafer assembly and test subcontractors include Amkor Technology and STATSChipPAC Ltd. These vendors are located in Taiwan, Korea, Singapore, China, the Philippines and Malaysia. We use several different package types, tester platforms and handler configurations to fulfill our product needs at the key supplier sites.

Capacity is primarily obtained using a process of short- and long-term forecasting for suppliers to assess our demand, and committing supply to meet the forecasts. We maintain a strong presence at supplier sites to ensure our capacity needs are fulfilled adequately.

Quality and Reliability

Our quality and reliability assurance systems ensure that our products meet our customers’ and our internal product performance goals. Our quality management system maintains ISO 9001-2000 certification at our Newport Beach, California, Red Bank, New Jersey and Noida, India facilities. Our key suppliers are either already certified to ISO 9001 or have provided us with plans to achieve certification.

Our quality and reliability assurance department performs extensive environmental tests to demonstrate that our products meet our reliability performance goals. We use industry accepted environmental tests and test methods wherever practical during product qualification.

In addition, each business unit exercises extensive control during the definition, development and release to production of new products. We have a comprehensive set of design control procedures that:

•	determine the quality, reliability and performance objectives for new products;

•	provide program/project management, resource identification and facilities;

•	ensure verification and validation activities;

•	provide criteria for acceptability; and

•	clearly define records that are necessary to provide confidence of conformity of the processes and resulting product to our quality system requirements.

We qualify all key suppliers (wafer foundries and assembly subcontractors) and their manufacturing processes. Our key suppliers must agree to our quality system requirements, pass a quality management system audit, and successfully complete a rigorous reliability test plan. We design these qualification requirements as preventive actions to eliminate the causes and occurrence of potential nonconformities. These qualification requirements, reliability test plans, and quality system audits are appropriate to minimize the impact of potential problems.

Customers, Marketing and Sales

We market and sell our semiconductor products and system solutions directly to leading OEMs of communication electronics products and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs.

Sales to distributors and resellers accounted for approximately 39%, 42% and 40% of our net revenues in fiscal 2008, 2007 and 2006, respectively. In fiscal 2008, 2007 and 2006, there was one distributor that accounted for 16%, 16% and 12% of our net revenues, respectively. Sales to our twenty largest customers accounted for approximately 71%, 72% and 68% of our net revenues in fiscal 2008, 2007 and 2006, respectively.

Revenues derived from customers located in the Americas, the Asia-Pacific region and in Europe, the Middle East and Africa, as a percentage of total net revenues, were as follows:

	Fiscal Year Ended
	2008	2007	2006

Americas	7%	6%	6%
China	63%	62%	55%
Asia-Pacific	25%	27%	33%
Europe, Middle East and Africa	5%	5%	6%

	100%	100%	100%

We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in China and the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe.

We have a worldwide sales and marketing organization comprised of 214 employees as of October 3, 2008 in various domestic and international locations. To complement our direct sales and customer support efforts, we also sell our products through independent manufacturers’ representatives, distributors and dealers. In addition, our design and applications engineering staff is actively involved with customers during all phases of design and production and provides customer support through our worldwide sales offices, which are generally in close proximity to customers’ facilities.

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

Competition

The communications semiconductor industry in general, and the markets in which we operate in particular, are intensely competitive. We compete worldwide with a number of U.S. and international suppliers that are both larger and smaller than us in terms of resources and market share. We anticipate that additional competitors will enter our markets and expect intense price and product competition to continue.

We compete primarily with Analog Devices, Inc., Broadcom Corporation, Infineon Technologies AG, Ikanos Communications, Inc., Integrated Device Technology, Inc., LSI Corporation, Marvell Technology Group Ltd., NXP Semiconductors Group, Realtek Semiconductor Corporation, Silicon Laboratories, Inc., Techwell, Inc., TrendChip Technologies Corporation, Wolfson Microelectronics plc, and Zoran Corporation.

Intellectual Property and Proprietary Rights

We currently own over 800 United States and foreign patents and patent applications related to our products, processes and technologies. We also cross-license portions of our intellectual property and are licensed or cross- licensed under a number of intellectual property portfolios in the industry that are relevant to our technologies and products. We have filed and received federal and international trademark registrations of our Conexant trademarks. We believe that our intellectual property, including patents, patent applications, licenses and trademarks are of material importance to our business. We believe the duration of our intellectual property rights is adequate relative to the expected lives of our products. Due to the fast pace of innovation and product development, in certain cases our products may become obsolete before the patents, and other intellectual property rights, related to them expire. In addition to protecting our proprietary technologies and processes, we constantly strive to strengthen and enhance our intellectual property portfolio. We use the portfolio to seek licensing opportunities, to negotiate cross-licenses with other intellectual property portfolios, to gain access to intellectual property of others and to avoid, defend against, or settle litigation. While in the aggregate our patents, patent applications, licenses and trademarks are considered important to our operations, they are not considered of such importance that the loss or termination of any one of them would materially affect our business or financial condition.

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

Employees

As of October 3, 2008, we had 1,279 employees. None of our employees are covered by collective bargaining agreements. We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly skilled and dedicated employees.

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

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns that may negatively impact our business, financial condition, cash flow and results of operations.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. Recent domestic and global economic conditions have presented unprecedented and challenging conditions reflecting continued concerns about the availability and cost of credit, the U.S. mortgage market, declining real estate values, increased energy costs, decreased consumer confidence and spending and added concerns fueled by the U.S. federal government’s interventions in the U.S. financial and credit markets. These conditions have contributed to instability in both U.S. and international capital and credit markets and diminished expectations for the U.S. and global economy. In addition, these conditions make it extremely difficult for our customers to accurately forecast and plan future business activities and could cause our U.S. and foreign businesses to slow spending on our products, which could cause our sales to decrease or result in an extension of our sales cycles. Further, given the current unfavorable economic environment, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industry. If the economy or markets in which we operate continue to be subject to these adverse economic conditions, our business, financial condition, cash flow and results of operations will be adversely affected.

We face a risk that capital needed for our business and to repay our debt obligations will not be available when we need it.

At October 3, 2008, we had $141.4 million aggregate principal amount of floating rate senior secured notes outstanding due November 2010 and $250.0 million aggregate principal amount of convertible subordinated notes outstanding. The convertible notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.

We also have an $80.0 million credit facility with a bank, under which we had borrowed $40.1 million as of October 3, 2008. The term of this credit facility has been extended through November 27, 2009, and the facility remains subject to additional 364-day extensions at the discretion of the bank. We lowered our borrowing limit on the credit facility, subject to the limits, terms and conditions of such facility to $50.0 million due to the to overall lower business volumes, primarily driven by the sale of the BMP business during fiscal 2008.

Recent unfavorable economic conditions have led to a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets. In addition, if the economy or markets in which we operate continue to be subject to adverse economic conditions, our business, financial condition, cash flow and results of operations will be adversely affected. If the credit markets remain difficult to access or worsen or our performance is unfavorable due to economic conditions or for any other reasons, we may not be able to obtain sufficient capital to repay amounts due under (i) our credit facility expiring November 2009 (ii) our $141.4 million floating rate senior secured notes when they become due in November 2010 or earlier as a result of a mandatory offer to repurchase, and (iii) our $250.0 million convertible subordinated notes when they become due in March 2026 or earlier as a result of the mandatory repurchase requirements. The first mandatory repurchase date for our convertible subordinated notes is March 1, 2011. In the event we are unable to satisfy or refinance our debt obligations as the obligations are required to be paid, we will be required to consider strategic and other alternatives, including, among other things, the negotiation of revised terms of our indebtedness, the exchange of new securities for existing indebtedness obligations and the sale of assets to generate funds. There is no assurance that we would be successful in completing any of these alternatives. Further, we may not be able to refinance any portion of this debt on favorable terms or at all. Our failure to satisfy or refinance any of our indebtedness obligations as they come due would result in a cross default and potential acceleration of our remaining indebtedness obligations, and would have a material adverse effect on our business.

In addition, in the future, we may need to make strategic investments and acquisitions to help us grow our business, which may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

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

Many of our competitors have certain advantages over us, such as significantly greater sales and marketing, manufacturing, distribution, technical, financial and other resources. Many of our current and potential competitors have a stronger financial position, less indebtedness and greater financial resources than we do. These competitors may be able to devote greater financial resources to the development, promotion and sale of their products than we can. In addition, the financial stability of suppliers is an important consideration in our customers’ purchasing decisions. Our relationship with existing and potential customers could be adversely affected if our customers perceive that we lack an appropriate level of financial stability.

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

Our operating and financing flexibility is limited by the terms of our senior notes and our credit facility.

The terms of our credit facility and floating rate senior notes contain financial and other covenants that may limit our ability or prevent us from taking certain actions that we believe are in the best interests of our business and our stockholders. For example, our floating rate secured senior notes indenture contains covenants that restrict, subject to certain exceptions, the Company’s ability and the ability of its restricted subsidiaries to: incur or guarantee additional indebtedness or issue certain redeemable or preferred stock; repurchase capital stock; pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; make certain investments; create liens; redeem junior debt; sell certain assets; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into certain types of transactions with affiliates; and enter into sale-leaseback transactions. These restrictions may prevent us from taking actions that could help to grow our business or increase the value of our securities.

We own or lease a significant amount of space in which we do not conduct operations and doing so exposes us to the financial risks of default by our tenants and subtenants.

As a result of our various reorganization and restructuring related activities, we lease or own a number of domestic facilities in which we do not operate. At October 3, 2008, we had 580,000 square feet of vacant leased space and 403,000 square feet of owned space, of which approximately 78% is being sub-leased to third parties and 22% is currently vacant and offered for sublease. Included in these amounts are 389,000 square feet of owned space in Newport Beach that we have leased to Jazz Semiconductor, Inc. and 126,000 square feet of leased space in Newport Beach that we have sub-leased to Mindspeed Technologies, Inc.

The aggregate amount owed to landlords under space we lease but do not operate over the remaining terms of the leases is approximately $93.3 million and, of this amount, we have subtenants that currently have lease obligations to us in the aggregate amount of $22.7 million. The space we have subleased to others is, in some cases, at rates less than the amounts we are required to pay landlords and, of the aggregate obligations we have to landlords for unused space, approximately $49.4 million is attributable to space we are attempting to sublease. In the event one or more of our subtenants fails to make lease payments to us or otherwise defaults on their obligations to us, we could incur substantial unanticipated payment obligations to landlords. In addition, in the event tenants of space we own fail to make lease payments to us or otherwise default on their obligations to us, we could be required to seek new tenants and we cannot assure that our efforts to do so would be successful or that the rates at which we could do so would be attractive. In the event our estimates regarding our ability to sublet our available space are incorrect, we would be required to adjust our restructuring reserves which could have a material impact on our financial results in the future.

If we fail to continue to meet all applicable continued listing requirements of The NASDAQ Global Market and NASDAQ determines to delist our common stock, the market liquidity and market price of our common stock could decline.

Our common stock is listed on the NASDAQ Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements. For example, NASDAQ rules require that we maintain a minimum bid price of $1.00 per share for our common stock. Our common stock is currently and has in the past fallen below this minimum bid price requirement and it may do so again in the future. NASDAQ has currently suspended this bid price requirement through January 19, 2009. However, if NASDAQ does not further extend this suspension and our stock price is below $1.00 at the time the suspension is lifted or falls below $1.00 after that time or if we in the future fail to meet other requirements for continued listing on the NASDAQ Global Select Market, our common stock could be delisted from The NASDAQ Global Select Market if we are unable to cure the events of noncompliance in a timely or effective manner. If our common stock were threatened with delisting from The NASDAQ Global Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing requirements by moving our common stock to the NASDAQ Capital Market. For example, if appropriate, we may request, as we have done in the past, approval by our stockholders to implement a reverse stock split in order to regain compliance with NASDAQ’s minimum bid price requirement. If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, in the event that our common stock is delisted, we would be in default under the terms and conditions of our floating rate senior secured notes as well as our convertible subordinated notes.

Our success depends on our ability to timely develop competitive new products and reduce costs.

Our operating results depend largely on our ability to introduce new and enhanced semiconductor products on a timely basis. Successful product development and introduction depends on numerous factors, including, among others, our ability to:

•	anticipate customer and market requirements and changes in technology and industry standards;

•	accurately define new products;

•	complete development of new products and bring our products to market on a timely basis;

•	differentiate our products from offerings of our competitors;

•	achieve overall market acceptance of our products;

•	coordinate product development efforts between and among our sites, particularly in India and China, to manage the development of products at remote geographic locations.

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

Our revenues, cash flow from operations and results of operations have fluctuated in the past and may fluctuate in the future, particularly given adverse domestic and global economic conditions.

Our revenues, cash flow and results of operations have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	adverse economic conditions, including the unavailability or high cost of credit to our customers;

•	the inability of our customers to forecast demand based on adverse economic conditions;

•	seasonal customer demand;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product and technology introductions by competitors;

•	changes in the mix of products we develop and sell;

•	fluctuations in manufacturing yields;

•	availability and cost of products from our suppliers;

•	intellectual property disputes; and

•	the effect of competitive pricing pressures, including decreases in average selling prices of our products.

The foregoing factors are difficult to forecast, and these as well as other factors could materially adversely affect our business, financial condition, cash flow and results of operations.

We have recently incurred substantial losses and may incur additional future losses.

Our net losses from continuing operations for fiscal 2008, 2007 and 2006 were $133.4 million, $221.2 million, and $97.1 million respectively. These results have had a negative impact on our financial condition and operating cash flows. Our primary sources of liquidity include borrowing under our credit facility, available cash and cash equivalents. We believe that our existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months. However, we cannot provide any assurance that our business will become profitable or that we will not incur additional substantial losses in the future. Additional operating losses or lower than expected product sales will adversely affect our cash flow and financial condition and could impair our ability to satisfy our indebtedness obligations as such obligations come due. If at a future date we are unable to demonstrate that we have sufficient cash to meet our obligations for at least the following 12 months, we may no longer be able to use the “going concern” basis of presentation in our financial statements. The receipt of a “going concern” qualification in future financial statements would likely adversely impact our ability to access the capital and credit markets and impede our ability to conduct business with suppliers and customers.

We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial condition and results of operations.

At October 3, 2008, we had $110.4 million of goodwill and $15.0 million of intangible assets, net, which together represented approximately 28% of our total assets. In periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. If our market capitalization drops below our book value for a prolonged period of time, if our assumptions regarding our future operating performance change or if other indicators of impairment are present, we may be required to write-down the value of our goodwill and acquisition-related intangible assets by taking a non-cash charge against earnings. During fiscal 2008, we recorded goodwill and intangible asset impairment charges of $108.8 million and $1.9 million, respectively, which had a material negative impact on our results of continuing operations. Because of the significance of our remaining goodwill and intangible asset balances, any future impairment of these assets could also have a material adverse effect on our financial condition and results of operations, although, as a non-cash charge, it would have no effect on our cash flow. Significant impairments may also impact shareholders’ equity.

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

Sales to our twenty largest customers, including distributors, represented approximately 71%, 72% and 68% of our net revenues in fiscal 2008, 2007, and 2006, respectively. For fiscal 2008, 2007 and 2006, there was one distribution customer that accounted for 16%, 16% and 12% of our net revenues, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

•	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

•	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;

•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;

•	our customers face intense competition from other manufacturers that do not use our products; and

•	some of our customers offer or may offer products that compete with our products.

•	some of our customers’ liquidity may be negatively affected by the recent domestic and global credit crisis

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

Further, our product portfolio consists predominantly of semiconductor solutions for the communications, PC, and consumer markets. Current unfavorable domestic and global economic conditions are likely to have an adverse impact on demand in these end-user markets by reducing overall consumer spending or shifting consumer spending to products other than those made by our customers. Reduced sales by our customers in these end-markets will adversely impact demand by our customers for our products and could also slow new product introductions by our customers and by us. Lower net sales of our product would have an adverse effect on our revenue, cash flow and results of operations.

We are subject to the risks of doing business internationally.

For each of fiscal 2008, 2007 and 2006 approximately 95% of our net revenues were from customers located outside of the United States, primarily in the Asia-Pacific region. In addition, a significant portion of our workforce and many of our key suppliers are located outside of the United States. Our international operations consist of research and development, sales offices, and other general and administrative functions. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:

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

Approximately $35.4 million of our $105.9 million of cash and cash equivalents at October 3, 2008 is located in foreign countries where we conduct business, including approximately $20.7 million in India and $4.0 million in China. These amounts are not freely available for dividend repatriation to the United States without the imposition and payment, where applicable, of local taxes. Further, the repatriation of these funds is subject to compliance with applicable local government laws and regulations, and in some cases, requires government consent, including in India and China. Our inability to repatriate these funds quickly and without any required government consents may limit the resources available to us to fund our operations in the United States and other locations or to pay indebtedness.

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

We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 39%, 42% and 40% of our net revenues in fiscal 2008, 2007 and 2006, respectively. Our arrangements with these distributors are terminable at any time, and the loss of these arrangements could have an adverse effect on our operating results.

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

For example, a portion of our analog modem business that is bundled into PCs is becoming debundled as broadband communications become more ubiquitous. Several of our PC OEM customers have indicated that the trend toward debundling may become more significant, which may have an adverse effect on both our revenues and profitability. Further, our products could become obsolete sooner than anticipated because of a faster than anticipated change in one or more of the technologies related to our products or in market demand for products based on a particular technology, particularly due to the introduction of new technology that represents a substantial advance over current technology. Currently accepted industry standards are also subject to change, which may contribute to the obsolescence of our products.

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and loss of our ability to use, make, sell, export or import our products or one or more components comprising our products.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their patents and technology. Any litigation to determine the validity of claims that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. We have incurred substantial expense settling certain intellectual property litigation in the past, such as our $70.0 million charge in fiscal 2006 related to the settlement of our patent infringement litigation with Texas Instruments Incorporated. If litigation results in an adverse ruling we could be required to:

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 39%, 42% and 40% of our net revenues in fiscal 2008, 2007 and 2006, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other suppliers’ products and may not sell our products as quickly as forecasted, which may impact the distributors’ future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

We are dependent upon third parties for the manufacture, assembly and test of our products.

We are entirely dependent upon outside wafer fabrication facilities (known as foundries or fabs). Therefore, our revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. If the semiconductor industry experiences a shortage of wafer fabrication capacity in the future, we risk experiencing delays in access to key process technologies, production or shipments and increased manufacturing costs. Moreover, our foundry partners often require significant amounts of financing in order to build or expand wafer fabrication facilities. However, current unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased the level of liquidity in many financial markets and resulted in significant volatility in the credit and equity markets. These conditions may make it difficult for foundries to obtain adequate or historical levels of capital to finance the building or expansion of their wafer fabrication facilities, which would have an adverse impact on their production capacity and could in turn negatively impact our wafer output. In addition, certain of our suppliers have required that we keep in place stand by letters of credit for all or part of the products we order. Such requirement, or a requirement that we shorten our payment cycle times in the future, may negatively impact our liquidity and cash position, or may not be available to us due to our then current liquidity or cash position, and would have a negative impact on our ability to produce and deliver products to our customers on a timely basis.

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

We are also dependent upon third parties for the assembly and testing of our products. Our reliance on others to assemble and test our products subjects us to many of the same risks that we have with respect to our reliance on outside wafer fabrication facilities.

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

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products, as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If our foundries or we experience significant delays in this transition or fail to implement this transition efficiently, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could negatively affect our relationships with our customers and result in the loss of design wins to our competitors, which in turn would adversely affect our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

If we are not successful in protecting our intellectual property rights, it may harm our ability to compete.

We use a significant amount of intellectual property in our business. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies and processes. At times, we incorporate the intellectual property of our customers into our designs, and we have obligations with respect to the non-use and non-disclosure of their intellectual property. In the past, we have engaged in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We may engage in future litigation on similar grounds, which may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. We cannot assure you that:

•	the steps we take to prevent misappropriation or infringement of our intellectual property or the intellectual property of our customers will be successful;

•	any existing or future patents will not be challenged, invalidated or circumvented; or

•	any of the measures described above would provide meaningful protection.

Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. If any of our patents fails to protect our technology, it would make it easier for our competitors to offer similar products. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain countries.

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

Our success depends, in part, on our ability to effect suitable investments, alliances, acquisitions and where appropriate, divestitures and restructurings.

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

Integrating acquired organizations and their products and services may be expensive, time-consuming and a strain on our resources and our relationships with employees and customers, and ultimately may not be successful. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our product lines and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and the integration of multiple operations could have an adverse effect on our business, results of operations or financial condition. Moreover, in the event that we have unprofitable operations or product lines we may be forced to restructure or divest such operations or product lines. There is no guarantee that we will be able to restructure or divest such operations or product lines on a timely basis or at a value that will avoid further losses or that will successfully mitigate the negative impact on our overall operations or financial results.

We are required to use proceeds of certain asset dispositions to offer to repurchase our Floating Rate Senior Secured Notes due November 2010 if we do not use the proceeds within 360 days to invest in assets (other than current assets), and this requirement limits our ability to use asset sale proceeds to fund our operations.

At October 3, 2008, we had $141.4 million aggregate principal amount of floating rate senior secured notes outstanding. We are required to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our Broadband Media Processing business in August 2008 qualified as an asset disposition requiring us to make offers to repurchase a portion of the notes no later than 361 days following the respective asset dispositions. In September 2008, we completed a tender offer for $80 million of the senior secured notes. Based on the proceeds received from this asset disposition and our estimates of cash investments in assets (other than current assets) related to our business to be made within 360 days following the asset dispositions, we estimate that we will be required to make offers to repurchase approximately $17.7 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest, in the fourth quarter of fiscal 2009. This requirement limits our ability to use existing and future asset sale proceeds to fund our operations.

The value of our common stock may be adversely affected by market volatility and other factors.

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

We currently operate under tax holidays and favorable tax incentives in certain foreign jurisdictions.

While we believe we qualify for these incentives that reduce our income taxes and operating costs, the incentives require us to meet specified criteria which are subject to audit and review. We cannot assure that we will continue to meet such criteria and enjoy such tax holidays and incentives. If any of our tax holidays or incentives are terminated, our results of operations may be materially and adversely affected.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located in Newport Beach, California. Our other principal facility in the United States is located in Red Bank, New Jersey. Activities at these locations include administration, sales and marketing, research and development (including design centers) and operations functions. We also have significant facilities in India and China, where a large portion of our research and development employees are located. The following table summarizes the locations and respective square footage of the facilities in which we operated at October 3, 2008 (square footage in thousands):

	Leased Square	Owned Square
	Footage	Footage	Total

United States:
Newport Beach, California	142	67	209
Red Bank, New Jersey	100	—	100
Other	57	—	57

	299	67	366
India	95	—	95
China	72	—	72
Other Asia	41	—	41
Europe	13	—	13

	520	67	587

As a result of our various reorganization and restructuring related activities, we also lease or own a number of domestic facilities in which we do not operate. At October 3, 2008, we had 580,000 square feet of vacant leased space and 403,000 square feet of owned space, of which approximately 78% is being sub-leased to third parties. Included in these amounts are 389,000 square feet of owned space in Newport Beach that we have leased to Jazz Semiconductor, Inc., 126,000 square feet of leased space in Newport Beach that we have sub-leased to Mindspeed Technologies, Inc., and 3,000 square feet of owned space in Newport Beach that we have leased to Skyworks Solutions, Inc.

We own approximately 25 acres of land in Newport Beach, California, including the land on which our 456,000 square feet of owned space is located (53,000 square feet occupied by us, 389,000 square feet leased to Jazz, 3,000 square feet leased to Skyworks, and 11,000 square feet leased to various others). We have determined that approximately 17 acres of this property currently zoned for light industrial use could be sold and/or re-developed under the current provisions of our lease agreement with Jazz. Under the passage of a new general plan for the City of Newport Beach in November 2006, we initiated efforts to re-zone the property for mixed use (e.g., residential, retail, etc.) and secure entitlements to maximize the value of this land. These efforts have been impacted by unfavorable changes in the local real estate market, and we are not able at this time to reasonably estimate the timeframe in which we will complete the entitlement process.

We believe our properties have been well-maintained, are in sound operating condition and contain all the equipment and facilities necessary to operate at present levels. Our California facilities, including one of our design centers, are located near major earthquake fault lines. We maintain no earthquake insurance with respect to these facilities. In addition, certain of our facilities are located in countries that may experience civil unrest.

Item 3.	Legal Proceedings

IPO Litigation — In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now our Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies from 1998 through 2000. In June 2003, we and the named officers and directors entered into a memorandum of understanding outlining a settlement agreement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all the claims against the former GlobeSpan, Inc. officers and directors. The final settlement was executed in June 2004. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement, which bar orders have since been modified. On December 5, 2006, the United States Court of Appeals for the Second Circuit reversed the lower court, ruling that noclass was properly certified. It is not yet clear what impact this decision will have on the issuers’ settlement. The settlement remains subject to a number of conditions and final approval. It is possible that the settlement will not be approved. We do not believe the ultimate outcome of this litigation will have a material adverse impact on our financial condition, results of operations, or cash flows.

Class Action Suit — In February 2005, we and certain of our current and former officers and our Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in our 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006. The appellate argument was held on April 19, 2007. On July 31, 2007 the Third Circuit Court of Appeals vacated the District Court’s order dismissing Graden’s complaint and remanded the case for further proceedings. On August 27, 2008, the motion to dismiss was granted in part and denied in part. The judge left in claims against all of the individual defendants as well as against the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended October 3, 2008.

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

Our common stock is traded on the NASDAQ Global Select Market (formerly the Nasdaq National Market) under the symbol “CNXT”. The following table lists the high and low intra-day sale prices for our common stock as reported by the NASDAQ Global Select Market for the periods indicated:

	High	Low

Fiscal year ended October 3, 2008:
Fourth quarter	$6.48	$2.68
Third quarter	6.60	4.30
Second quarter	9.00	3.50
First quarter	14.80	8.20
Fiscal year ended September 28, 2007:
Fourth quarter	$15.70	$10.50
Third quarter	16.80	12.30
Second quarter	22.00	16.10
First quarter	23.60	17.10

At November 14, 2008, there were approximately 32,710 holders of record of our common stock.

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and to repay our indebtedness, and do not anticipate paying cash dividends in the foreseeable future.

Shareowner Return Performance Graph

Set forth below is a line graph comparing the cumulative total shareowner return on Conexant common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Nasdaq Electronic Components Index for the five-year period ended October 3, 2008. The graph assumes that $100 was invested on September 30, 2003, in each of Conexant common stock, the Standard & Poor’s 500 Stock Index and the Nasdaq Electronic Components Index at the respective closing prices on September 29, 2003, the last trading day before the beginning of our fifth preceding fiscal year and that all dividends were reinvested. No cash dividends have been paid or declared on Conexant common stock. For purposes of the graph, the 2003 spin-off of Mindspeed Technologies, Inc. is treated as a non-taxable cash dividend that was reinvested in additional shares of Conexant common stock at the closing price on June 30, 2003.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Conexant Systems, Inc., The S&P 500 Index
And The NASDAQ Electronic Components Index

	9/03	9/04	9/05	9/06	9/07	9/08
Conexant Systems, Inc.	100.00	28.27	31.63	35.34	21.20	7.08
S&P 500	100.00	113.87	127.82	141.62	164.90	128.66
NASDAQ Electronic Components	100.00	80.82	97.22	93.26	114.21	79.72

*	$100 invested on 9/30/03 in stock & index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data

The following selected financial data for the five fiscal years ended October 3, 2008 were derived from the audited consolidated financial statements of Conexant and its subsidiaries. In August 2008, Conexant completed the sale of its Broadband Media Processing business unit. The selected financial data for all periods have been restated to reflect this business as a discontinued operation. In February 2004, Conexant completed its merger with GlobespanVirata, Inc. The results of GlobespanVirata, Inc. have been included in the consolidated results since February 28, 2004.

The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Fiscal Year Ended
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Statement of Operations Data:
Net revenues	$502,660	$573,576	$753,227	$620,342	$772,772
Cost of goods sold(1)(2)	233,779	295,464	397,789	427,104	440,079
Gain on cancellation of supply agreement(3)	—	—	(17,500)	—	—

Gross margin	268,881	278,112	372,938	193,238	332,693
Operating expenses:
Research and development(2)	125,162	173,520	189,071	209,849	192,768
Selling, general and administrative(2)	86,146	91,429	119,000	106,618	114,902
Amortization of intangible assets	15,514	21,259	29,865	31,184	19,559
In-process research and development(4)	—	—	—	—	160,818
Asset impairments(5)	120,769	226,113	85	3,761	—
Special charges(6)	17,631	30,397	73,159	42,216	32,801

Total operating expenses	365,222	542,718	411,180	393,628	520,848

Operating loss	(96,341)	(264,606)	(38,242)	(200,390)	(188,155)
Interest expense	31,598	40,783	34,377	29,935	26,952
Other income (expense), net	(3,809)	36,148	(14,472)	106,055	(83,522)

Loss before income taxes and gain (loss) on equity method investments	(131,748)	(269,241)	(87,091)	(124,270)	(298,629)
Provision for income taxes(7)	4,418	3,131	1,811	1,919	243,227

Loss from continuing operations before gain (loss) on equity method investments	(136,166)	(272,372)	(88,902)	(126,189)	(541,856)
Gain (loss) on equity method investments	2,804	51,182	(8,164)	(10,642)	14,422

Loss from continuing operations	(133,362)	(221,190)	(97,066)	(136,831)	(527,434)
Gain on sale of discontinued operations(8)	6,268	—	—	—	—
Loss from discontinued operations(8)	(173,082)	(181,272)	(25,525)	(39,159)	(17,215)

Net loss	$(300,176)	$(402,462)	$(122,591)	$(175,990)	$(544,649)

Loss from continuing operations per share — basic and diluted	$(2.70)	$(4.52)	$(2.03)	$(2.91)	$(13.54)

Gain on sale of discontinued operations	$0.13	$—	$—	$—	$—

Loss from discontinued operations per share — basic and diluted	$(3.51)	$(3.70)	$(0.53)	$(0.83)	$(0.44)

Net loss per share — basic and diluted	$(6.08)	$(8.22)	$(2.56)	$(3.74)	$(13.98)

Balance Sheet Data at Fiscal Year End:
Working capital(9)	$104,564	$93,394	$89,640	$142,796	$444,272
Total assets	446,403	985,969	1,573,625	1,581,524	1,880,522
Short-term debt	40,117	80,000	80,000	—	—
Current portion of long-term debt(10)	17,707	58,000	188,375	196,825	—
Long-term obligations(10)	431,045	523,422	601,189	615,947	790,178
Shareholders’ (deficit) equity	(136,734)	146,515	510,098	569,093	828,387

(1)	In fiscal 2005, in response to lower market prices and reduced end-customer demand for our products, we recorded $44.1 million of inventory charges to establish additional excess and obsolete inventory reserves and lower of cost or market inventory reserves.

(2)	We adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on October 1, 2005. As a result, stock-based compensation expense included within cost of goods sold, research and development expense, and selling, general and administrative expense in fiscal 2008, 2007 and 2006 is based on the fair value of all stock options, stock awards and employee stock purchase plan shares. Stock-based compensation expense for earlier periods is based on the intrinsic value of acquired or exchanged unvested stock options in business combinations, which is in accordance with previous accounting standards. Non-cash employee stock-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended
	2008	2007	2006	2005	2004

Cost of goods sold	$303	$473	$494	$—	$—
Research and development	4,363	8,070	18,829	9,001	5,298
Selling, general and administrative	9,819	8,021	23,290	2,976	1,773

(3)	In fiscal 2006, Conexant and Jazz Semiconductor, Inc. (Jazz) terminated a wafer supply and services agreement. In lieu of credits towards future purchases of product from Jazz, we received additional shares of Jazz common stock and recorded a gain of $17.5 million.

(4)	In fiscal 2004, we recorded $160.8 million of in-process research and development expenses related to the merger with GlobespanVirata, Inc.

(5)	In fiscal 2008, we recorded $108.8 million of goodwill impairment charges, $1.9 million of intangible impairment charges, $6.5 million related to property, plant and equipment impairment charges and $3.4 million of electronic design automation tools impairment charges as a result of the current challenges in the DSL market rendering the net book value of certain assets within the BBA business unit not considered fully recoverable. In fiscal 2007, we recorded $184.7 million of goodwill impairment charges, $30.3 million of intangible impairment charges and $6.1 million of property, plant and equipment impairment charges associated with our Embedded Wireless Network product lines.

(6)	Special charges include the following related to the settlement of legal matters and restructuring charges (in thousands):

	Fiscal Year Ended
	2008	2007	2006	2005	2004

Legal settlements	$—	$20,047	$70,000	$3,255	$3,000
Restructuring charges	12,366	9,909	3,259	28,049	9,264

(7)	In fiscal 2004, we recorded a $255.7 million charge to increase the valuation allowance for our deferred tax assets.

(8)	As a result of our decision to sell certain assets and liabilities of the BMP business unit in fiscal 2008, the results and the gain on sale of the BMP business are reported as discontinued operations for all periods presented.

(9)	Working capital is defined as current assets minus current liabilities.

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

(10)	As discussed in note (9) above, $268.1 million of the $456.5 million convertible subordinated notes due February 2007 were reclassified as long-term debt on our consolidated balance sheet as of September 29, 2006, in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Report and the Risk Factors included in Part I, Item 1A of this report, as well as other cautionary statements and risks described elsewhere in this report.

Overview

We design, develop and sell semiconductor system solutions, comprised of semiconductor devices, software and reference designs for use in broadband communications applications that enable high-speed transmission, processing and distribution of audio, video, voice and data to and throughout homes and business enterprises worldwide. Our access solutions connect people through personal communications access products, such as personal computers (PCs), to audio, video, voice and data services over wireless and wire line broadband connections as well as over dial-up Internet connections. Our central office solutions are used by service providers to deliver high-speed audio, video, voice and data services over copper telephone lines and optical fiber networks to homes and businesses around the globe. In addition, media processing products enable the capture, display, storage, playback and transfer of audio and video content in applications throughout home and small office environments. These solutions enable broadband connections and network content to be shared throughout a home or small office-home office environment using a variety of communications devices.

Our fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. Fiscal year 2008 was a 53-week year and ended on October 3, 2008. Fiscal years 2007 and 2006 were 52-week years and ended on September 28, 2007 and September 29, 2006, respectively.

Business Enterprise Segments

We operate in one reportable segment, broadband communications. Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although we had two operating segments at October 3, 2008, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable segment, broadband communications.

Under SFAS No. 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

We meet each of the aggregation criteria for the following reasons:

•	the sale of semiconductor products is the only material source of revenue for each of our two operating segments;

•	the products sold by each of our operating segments use the same standard manufacturing process;

•	the products marketed by each of our operating segments are sold to similar customers; and

•	all of our products are sold through our internal sales force and common distributors.

Because we meet each of the criteria set forth above and each of our operating segments has similar economic characteristics, we aggregate our results of operations in one reportable segment.

In early fiscal 2008, we decided to discontinue our investments in stand-alone wireless networking products and technologies. As a result, we have moved gateway-oriented embedded wireless networking products and technologies, which enable and support our DSL gateway solutions, into our Broadband Access product line beginning in fiscal 2008. In August 2008, we completed the sale of our BMP product lines to NXP. As a result, the revenues generated by sales of BMP products have been reported as discontinued operations for all periods presented.

Net revenues from continuing operations by product line are as follows (in thousands):

	Fiscal Year Ended
	2008	2007	2006

Imaging and PC Media	$276,942	$311,275	$397,635
Broadband Access Products	225,718	262,301	355,592

	$502,660	$573,576	$753,227

Results of Operations

Net Revenues

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times per year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.

Prior to the fourth quarter of fiscal 2008, revenue with respect to sales to certain distributors was deferred until the products were sold by the distributors to third parties. At September 28, 2007, deferred revenue related to sales to these distributors was $5.5 million. During the three months ended October 3, 2008, we evaluated three distributors for which revenue has historically been recognized when the purchased products are sold by the distributor to a third party due to our inability in prior years to enforce the contractual terms related to any right of return. Our evaluation revealed that we are able to enforce the contractual right of return for the three distributors in an effective manner similar to that experienced with the other distributor customers. As a result, in the fourth quarter of fiscal 2008, we commenced the recognition of revenue on these three distributors upon shipment which is consistent with the revenue recognition point of other distributor customers. As a result, in the three-month period ended October 3, 2008, we recognized $3.9 million of revenue on sales to these three distributors related to the change to revenue recognition upon shipment with a corresponding charge to cost of goods sold of $1.8 million. At October 3, 2008, there is no significant deferred revenue related to sales to our distributors.

Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. At October 3, 2008 and September 28, 2007, deferred revenue related to shipments of products for which we have on-going performance obligations was $0.2 million and $3.0 million, respectively.

Our net revenues decreased 12% to $502.7 million in fiscal 2008 from $573.6 million in fiscal 2007. This decline was driven by an 11% decrease in net revenues generated by our Imaging and PC Media business, which comprises 55% of our total net revenues. The decrease was attributable to a 14% decrease in average selling prices (ASPs) which was offset slightly by a 4% increase in unit volume shipments. In addition, net revenues generated by our BBA business unit, which comprises 35% of our total net revenues, decreased by 18% as a result of a 21% decline in unit volume shipments offset slightly by a 5% increase in ASPs. These declines were partially offset by approximately $14.7 million of non-recurring revenue from the buyout of a future royalty stream.

Our net revenues decreased 24% to $573.6 million in fiscal 2007 from $753.2 million in fiscal 2006. This decrease was primarily driven by an 11% decrease in average selling prices (ASPs) and an 8% decrease in unit volume shipments. During fiscal 2007, we experienced revenue decreases in a majority of our product lines.

Gross Margin

Gross margin represents net revenues less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer production and assembly and test services. Our cost of goods sold consists predominantly of purchased finished wafers, assembly and test services, royalties, other intellectual property costs, labor and overhead associated with product procurement and non-cash stock-based compensation charges for procurement personnel.

Our gross margin percentage for fiscal 2008 was 53.5% compared with 48.5% for fiscal 2007. Our gross margin percentage for fiscal 2008 includes a non-recurring royalty buyout of $14.7 million which occurred in the first quarter. The royalty buyout contributed 1.4% to our gross margin percentage during fiscal 2008. The remaining increase in gross margin percentage is attributable to the continued cost reduction efforts and product mix.

Our gross margin percentage for fiscal 2007 was 48.5% compared with 49.5% for fiscal 2006. During fiscal 2006, we recorded a $17.5 million gain related to the cancellation of a wafer supply and services agreement with Jazz Semiconductor (Jazz), which was recorded as a reduction of cost of sales. Excluding this gain, our gross margin percentage for 2006 would have remained relatively stable in 2007 compared to 2006 because of manufacturing cost reductions offsetting the 11% reduction in ASPs for fiscal 2007.

We assess the recoverability of our inventories on a quarterly basis through a review of inventory levels in relation to foreseeable demand, generally over the following twelve months. Foreseeable demand is based upon available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During fiscal 2008, we recorded $5.6 million of net charges for excess and obsolete (E&O) inventory. During fiscal 2007, we recorded $2.8 million of net credits for E&O inventory. Activity in our E&O inventory reserves for fiscal 2008 and 2007 was as follows (in thousands):

	Fiscal Year Ended
	2008	2007

E&O reserves, beginning of period	$17,139	$32,245
Additions	8,369	6,834
Release upon sales of product	(2,750)	(9,671)
Scrap	(5,079)	(12,413)
Standards adjustments and other	(100)	144

E&O reserves, end of period	$17,579	$17,139

We review our E&O inventory balances at the product line level on a quarterly basis and regularly evaluate the disposition of all E&O inventory products. It is possible that some of these reserved products will be sold, which will benefit our gross margin in the period sold. During fiscal 2008 and 2007, we sold $2.8 million and $9.7 million, respectively, of reserved products.

Our products are used by communications electronics OEMs that have designed our products into communications equipment. For many of our products, we gain these design wins through a lengthy sales cycle, which often includes providing technical support to the OEM customer. Moreover, once a customer has designed a particular supplier’s components into a product, substituting another supplier’s components often requires substantial design changes, which involve significant cost, time, effort and risk. In the event of the loss of business from existing OEM customers, we may be unable to secure new customers for our existing products without first achieving new design wins. When the quantities of inventory on hand exceed foreseeable demand from existing OEM customers into whose products our products have been designed, we generally will be unable to sell our excess inventories to others, and the estimated realizable value of such inventories to us is generally zero.

On a quarterly basis, we also assess the net realizable value of our inventories. When the estimated ASP, less costs to sell our inventory, falls below our inventory cost, we adjust our inventory to its current estimated market value. During fiscal 2008 and 2007, we recorded credits of $0.4 million and $1.4 million, respectively, to adjust certain products to their estimated market values. Increases to the lower of cost or market (LCM) inventory reserves may be required based upon actual ASPs and changes to our current estimates, which would impact our gross margin percentage in future periods.

Research and Development

Our research and development (R&D) expenses consist principally of direct personnel costs to develop new semiconductor products, allocated indirect costs of the R&D function, photo mask and other costs for pre-production evaluation and testing of new devices, and design and test tool costs. Our R&D expenses also include the costs for design automation advanced package development and non-cash stock-based compensation charges for R&D personnel.

R&D expense decreased $48.4 million, or 28%, in fiscal 2008 compared to fiscal 2007. The decrease is due to a 43% reduction in R&D headcount from September 2007 to September 2008. Other restructuring activities and cost cutting measures also contributed to the reduction in R&D expense. The decrease in R&D expense was offset slightly by a correcting adjustment of $5.3 million, representing the unamortized portion of the capitalized photo mask costs as of September 29, 2007. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of APB 28, paragraph 29, and SAB Nos. 99 and 108, we believe that this correcting adjustment was not material to our estimated full year results for 2008. In addition, we do not believe the correcting adjustment is material to the amounts reported in previous periods.

R&D expense decreased $15.6 million, or 8% in fiscal 2007 compared to fiscal 2006. The decrease is due to a 11% reduction in R&D headcount from September 2006 to September 2007. Other restructuring activities and cost cutting measures also contributed to the reduction in R&D expense.

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

SG&A expense decreased $5.3 million, or 6%, in fiscal 2008 compared to fiscal 2007. The decrease is primarily due to the 31% decline in SG&A headcount from September 2007 to September 2008 as well as restructuring measures and other cost cutting efforts.

SG&A expense decreased $27.6 million, or 23%, in fiscal 2007 compared to fiscal 2006. This decrease is primarily attributable to a $15.3 million decrease in stock based compensation expense, a $10.1 million decrease in legal fees primarily due to the settlement of our litigation with Texas Instruments in the third quarter of fiscal 2006 and a $4.1 million decrease in payroll expense as a result of our restructuring efforts. These decreases were partially offset by the impact of $3.9 million of credits related to property tax settlements that were recorded in fiscal 2006. The decrease in stock-based compensation expense resulted from declines in the expense related to the stock options assumed in the merger with GlobespanVirata, Inc. in 2004 reaching the end of their three-year vesting period.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average period of approximately two years.

Amortization expense decreased $5.7 million, or 27%, in fiscal 2008 compared to fiscal 2007. The decrease in amortization expense is primarily attributable to the impairment of the intangible assets related to our former wireless business unit recognized in the fourth quarter of fiscal 2007.

Amortization expense decreased $8.6 million, or 29%, in fiscal 2007 compared to fiscal 2006. These decreases were due to the $20.0 million impairment charge and write-down of certain intangible assets in the second quarter of fiscal 2007, the modification of the useful lives of some of the intangible assets acquired in the merger with GlobespanVirata, Inc. and some intangible assets becoming fully amortized during fiscal 2006.

Asset Impairments

Asset impairment charges for fiscal 2008 of $120.8 million consisted primarily of goodwill impairment charges of $108.8 million, intangible impairment charges of $1.9 million and property, plant and equipment charges of $6.5 million and electronic design automation tool charges of $3.4 million, resulting from the current challenges in the competitive DSL market that caused the net book value of certain assets within the BBA business unit to be considered not fully recoverable.

Asset impairment charges for fiscal 2007 of $226.1 million consisted primarily of goodwill impairment charges of $184.7 million and intangible impairment charges of $20.0 million related to declines in the embedded wireless network product lines coupled with our decision to discontinue further investment in stand-alone wireless networking product lines.

Special Charges

	Fiscal Year Ended
	2008	2007	2006
	(In thousands)

Litigation charges	$—	$20,047	$70,000
Restructuring charges	12,366	9,909	3,259
Voluntary Early Retirement Plan (“VERP”) settlement charge	6,294	—	—
Other special charges	(1,029)	441	(100)

	$17,631	$30,397	$73,159

Special charges for fiscal 2008 consisted primarily of restructuring charges of $12.4 million that were primarily comprised of employee severance and termination benefit costs related to our fiscal 2008 restructuring actions. In addition, we incurred a charge of $6.3 million related to the settlement of our liability related to the VERP via the purchase of a non-participating annuity contract.

Special charges for fiscal 2007 consisted primarily of an $18.6 million charge for the settlement of our litigation with Orckit Communications Ltd. and restructuring charges of $12.1 million that were primarily comprised of employee severance and termination benefit costs related to our fiscal 2007 restructuring actions and, to a lesser extent, facilities related charges mainly resulting from the accretion of rent expense related to our fiscal 2005 restructuring action.

Special charges for fiscal 2006 consisted primarily of a $70.0 million charge related to the settlement of our patent infringement litigation with Texas Instruments Incorporated in May 2006 and $3.3 million of net restructuring charges. The restructuring charges were primarily comprised of employee severance and other termination benefit costs and facilities closure costs mainly for our fiscal 2006 restructuring action, partially offset by a net reduction of the accrual relating to our fiscal 2005 restructuring action due to revised estimates of the remaining employee severance and termination benefit costs to be paid.

Interest Expense

Interest expense decreased $9.2 million, or 23% during fiscal 2008 compared to fiscal 2007. The decrease is primarily attributable to the repurchase of $53.6 million and $80.0 million of our senior secured notes in March and September 2008, respectively, debt refinancing activities implemented in fiscal 2007 and declines in interest rates on our variable rate debt.

Interest expense increased $6.4 million, or 19% during fiscal 2007 compared to fiscal 2006. The average interest rate that we paid on our outstanding debt and our average debt balances during fiscal 2007 was higher than in fiscal 2006 due to the timing of the our debt issuances and retirements during fiscal 2007 and 2006.

Other Income (Expense), Net

	Fiscal Year Ended
	2008	2007	2006
	(In thousands)

Investment and interest income	$7,237	$13,833	$17,921
Decrease in the fair value of derivative instruments	(14,974)	(952)	(16,666)
Impairment of equity securities	—	—	(19,872)
Loss on rental property	(1,435)	—	—
Gain on sale of property	5,414	—	—
Gains on investments in equity securities	896	17,016	4,414
Other	(947)	6,251	(269)

	$(3,809)	$36,148	$(14,472)

Other income (expense), net for fiscal 2008 was primarily comprised of $7.2 million of investment and interest income on invested cash balances, a $15.0 million decrease in the fair value of our warrant to purchase six million shares of Mindspeed common stock mainly due to a decline in Mindspeed’s stock price during fiscal 2008 and $1.4 million of expense related to a rental property. In addition, the sale of property, primarily related to the sale of a building in Noida, India generated a gain of $5.4 million.

Other income, net for fiscal 2007 was primarily comprised of $13.8 million of investment and interest income on invested cash balances, $17.0 million of gains on investments in equity securities, including primarily the gain of $16.3 million on the sale of our Skyworks shares and investment credits realized on asset disposals.

Other expense, net for fiscal 2006 was comprised of a $19.9 million charge for the other-than-temporary impairment of equity securities (including an $18.5 million charge related to our 6.2 million shares of Skyworks common stock) and a $16.7 million decrease in the fair value of our warrant to purchase six million shares of Mindspeed common stock mainly due to a decline in Mindspeed’s stock price during fiscal 2006, partially offset by $17.9 million of investment and interest income on invested cash balances and $4.4 million of gains on investments in equity securities.

Provision for Income Taxes

In fiscal 2008, 2007 and 2006, we recorded income tax provisions of $4.4 million, $3.1 million and $1.8 million, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. The fiscal 2008 tax expense includes $2.2 million of taxes due on the sale of a building. All of our U.S. Federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets. Except to the extent of the Federal and state alternative minimum tax (AMT), we expect this to continue for the foreseeable future. We expect our tax provision in future years to decrease slightly due to the contraction of our business activities outside of the U.S., primarily in India and China, partially offset by the scheduled expiration of certain tax holidays in India in fiscal 2010.

As of October 3, 2008, we had approximately $1.3 billion of net deferred income tax assets, which are primarily related to U.S. Federal income tax net operating loss (NOL) carryforwards and capitalized R&D expenses and which can be used to offset taxable income in subsequent years. Approximately $749.9 million of the NOL carryforwards were acquired in business combinations, and if we receive a tax benefit from their utilization, the benefit will be recorded as a reduction to goodwill. The deferred tax assets acquired in the merger with GlobespanVirata are subject to limitations imposed by section 382 of the Internal Revenue Code. Such limitations are not expected to impair our ability to utilize these deferred tax assets. As of October 3, 2008, we have a valuation allowance recorded against the majority of our deferred tax assets, resulting in net deferred tax assets of $0.3 million. We do not expect to recognize any domestic income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized.

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

Adopting FIN 48 had the following impact on the Company’s financial statements: increased long-term liabilities by $5.9 million and retained deficit by $0.8 million and decreased its long-term assets by $0.3 million and current income taxes payable by $5.3 million. As of September 29, 2007, the Company had $74.4 million of unrecognized tax benefits of which $5.2 million, if recognized, would affect its effective tax rate and $1.7 million, if recognized, would reduce goodwill. As of October 3, 2008, the Company had $77.3 million of unrecognized tax benefits of which $7.7 million, if recognized, would affect its effective tax rate and $1.2 million, if recognized, would reduce goodwill. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in provision for income taxes. As of October 3, 2008 and September 29, 2007, the Company had accrued interest and penalties related to uncertain tax positions of $0.9 million, net of income tax benefit on its balance sheet.

The Company is subject to income taxes in both the United States and numerous foreign jurisdictions and has also acquired and divested certain businesses for which it has retained certain tax liabilities. In the ordinary course of our business, there are many transactions and calculations in which the ultimate tax determination is uncertain and significant judgment is required in determining our worldwide provision for income taxes. The Company and its acquired and divested businesses are regularly under audit by tax authorities. Although the Company believes its tax estimates are reasonable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and accruals. Based on the results of an audit, a material effect on the Company’s income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. The Company files U.S. and state income returns in jurisdictions with varying statutes of limitation. The fiscal years 2004 through 2008 generally remain subject to examination by federal and most state tax authorities. The Company is subject to income tax in many jurisdictions outside the U.S., none of which are individually material to its financial position, statement of cash flows, or results of operations.

Gain (Loss) on Equity Method Investments

Gain (loss) on equity method investments includes our share of the earnings or losses of the investments that are recorded under the equity method of accounting, as well as the gains and losses recognized on the sale of our equity method investments.

Gain on equity method investments for fiscal 2008 was $2.8 million.

Gain on equity method investments for fiscal 2007 primarily consisted of a $50.3 million gain from the sale of our investment in Jazz.

Loss on equity method investments for fiscal 2006 primarily consisted of a $7.9 million loss from our investment in Jazz including our share of Jazz’s expense related to the cancellation of the wafer supply and services agreement.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, sales of non-core assets and operating cash flow.

Our cash and cash equivalents decreased $129.7 million between September 28, 2007 and October 3, 2008. The decrease was primarily due to the repurchase of $133.6 million of our senior secured notes, a $39.9 million reduction in our short-term line of credit, the purchase of a multi function printer imaging product business for $16.1 million, the restriction of $18.0 million to secure a stand-by letter of credit and $18.4 million used in operating activities. These decreases were offset by proceeds of $95.4 million from the sale of the BMP business.

At October 3, 2008, we had a total of $250.0 million aggregate principal amount of convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.

At October 3, 2008, we also had a total of $141.4 million aggregate principal amount of floating rate senior secured notes outstanding. These notes are due in November 2010, but we are required to offer to repurchase, for cash, the notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of the our investment in Jazz Semiconductor, Inc. (Jazz) in February 2007 and the sale of two other equity investments in January 2007 qualified as asset dispositions requiring us to make offers to repurchase a portion of the notes no later than 361 days following the February 2007 asset dispositions. Based on the proceeds received from these asset dispositions and our cash investments in assets (other than current assets) related to our business made within 360 days following the asset dispositions, we were required to make an offer to repurchase not more than $53.6 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest in February 2008. As a result of 100% acceptance of the offer by our bondholders, $53.6 million of the senior secured notes were repurchased during the second quarter of fiscal 2008. We recorded a pretax loss on debt repurchase of $1.4 million during the second quarter of fiscal 2008 which included the write-off of deferred debt issuance costs.

Following the sale of the BMP business unit, we made an offer to repurchase $80.0 million of the senior secured notes at 100% of the principal amount plus any accrued and unpaid interest in September 2008. As a result of the 100% acceptance of the offer by our bondholders, $80.0 million of the senior secured notes were repurchased during the fourth quarter of fiscal 2008. We recorded a pretax loss on debt repurchase of $1.6 million during the fourth quarter of fiscal 2008 which included the write-off of deferred debt issuance costs. The pretax loss on debt repurchase of $1.6 million has been included in net loss from discontinued operations. Due to the receipt of proceeds in excess of the $80.0 million repurchase and other cash investments in assets, $17.7 million of the senior secured notes have been classified as current liabilities on the accompanying consolidated balance sheet as of October 3, 2008.

We also have an $80.0 million credit facility with a bank (“the credit facility”), under which we had borrowed $40.1 million as of October 3, 2008. The term of this credit facility has been extended through November 27, 2009, and the facility remains subject to additional 364-day extensions at the discretion of the bank. We lowered our borrowing limit on the credit facility to $50.0 million due to the to overall lower business volumes, primarily driven by the sale of the BMP business during fiscal 2008.

We believe that our existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months. However, additional operating losses or lower than expected product sales will adversely affect our cash flow and financial condition and could impair our ability to satisfy our indebtedness obligations as such obligations come due.

In addition, recent unfavorable economic conditions have led to a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets. If the economy or markets in which we operate continue to be subject to adverse economic conditions, our business, financial condition, cash flow and results of operations will be adversely affected. If the credit markets remain difficult to access or worsen or our performance is unfavorable due to economic conditions or for any other reasons, we may not be able to obtain sufficient capital to repay amounts due under (i) our credit facility expiring November 2009 (ii) our $141.4 million floating rate senior secured notes when they become due in November 2010 or earlier as a result of a mandatory offer to repurchase, and (iii) our $250.0 million convertible subordinated notes when they become due in March 2026 or earlier as a result of the mandatory repurchase requirements. The first mandatory repurchase date for our convertible subordinated notes is March 1, 2011. In the event we are unable to satisfy or refinance our debt obligations as the obligations are required to be paid, we will be required to consider strategic and other alternatives, including, among other things, the negotiation of revised terms of our indebtedness, the exchange of new securities for existing indebtedness obligations and the sale of assets to generate funds. There is no assurance that we would be successful in completing any of these alternatives.

Cash flows are as follows (in thousands):

	Fiscal Year Ended
	2008	2007	2006

Net cash used in operating activities	$(18,350)	$(11,851)	$(68,325)
Net cash provided by investing activities	63,515	205,179	2,647
Net cash (used in) provided by financing activities	(174,887)	(183,349)	88,600

Net (decrease) increase in cash and cash equivalents	$(129,722)	$9,979	$22,922

Cash used in operating activities was $18.4 million for fiscal 2008 compared to $11.9 million for fiscal 2007. During fiscal 2008, we generated $36.9 million of cash from operations and used $55.2 million for working capital (accounts receivable, inventories and accounts payable). The changes in working capital were primarily driven by a $45.0 million decrease in accounts payable due to overall lower business volumes, primarily driven by the sale of the BMP business, as well as a decrease in accrued liabilities related to the payment of an $18.5 million litigation settlement in the first quarter of fiscal 2008. These decreases were offset by a $32.6 million decrease in accounts receivable due to the overall lower business volumes which were primarily attributable to the sale of the BMP business.

Cash used in operating activities was $11.9 million for fiscal 2007 compared to $68.3 million for fiscal 2006. During fiscal 2007, we used $37.1 million of cash from operations and made payments totaling $22.2 million for restructuring related items. These cash outflows were partially offset by $47.5 million of net favorable changes in our working capital (accounts receivable, inventories and accounts payable). The net favorable working capital change was mainly caused by a decrease in days sales outstanding (DSO) from 46 days in the September 2006 quarter to 40 days in the September 2007 quarter as a result of improved collections and sales linearity and decreased inventory levels resulting from reductions in channel inventory and revenue declines.

Cash provided by investing activities was $63.5 million for fiscal 2008 compared to $205.2 million for fiscal 2007. Cash provided by investing activities is primarily related to the $95.4 million in proceeds on the sale of the BMP business, offset by the restriction of $18.0 million to secure a stand-by letter of credit related to one of our suppliers and $16.1 million used to purchase a multi function printer imaging product business.

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

Cash used in financing activities was $174.9 million for fiscal 2008 compared to $183.3 million for fiscal 2007. Cash used in financing activities is primarily comprised of senior secured note repurchases of $133.6 million and a $40.1 million decrease in our short-term line of credit.

Cash used in financing activities was $183.3 million for fiscal 2007 compared to cash provided by financing activities of $88.6 million for fiscal 2006. The increased use of cash in financing activities is the net result of our retirement of $456.5 million aggregate principal amount of 4.00% convertible subordinated notes due February 2007, offset by the issuance of $275.0 million aggregate principal amount of floating rate senior secured notes in November 2006.

Contractual Obligations and Commitments

Contractual obligations at October 3, 2008 were as follows:

	Payments Due by Period
		Less than				More than
	Total	1 Year	1 Year	2 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt	$391,400	$17,707	$—	$373,693	$—	$—
Short-term debt	40,117	40,117	—	—	—	—
Interest on debt	43,613	19,571	18,107	5,935	—	—
Operating leases	127,700	23,004	20,385	15,379	25,447	43,485
Purchase commitments	31,589	23,409	2,732	2,724	2,724	—

	$634,419	$123,808	$41,224	$397,731	$26,075	$43,485

As discussed above, the holders of the $250.0 million convertible subordinated notes due March 2026 could require us to repurchase all or part of their notes as early as March 1, 2011. As a result, the convertible subordinated notes are presented as being due in 2 years in the table above. Also, as discussed above, we are required to offer to repurchase all or part of the remaining $141.1 million of our $275.0 million senior secured notes due November 2010 with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. Due to the receipt of proceeds from the sale of the BMP business in excess of the $80.0 million repurchase and other cash investments in assets, $17.7 million of the senior secured notes are presented as being due in less than one year in the table above.

At October 3, 2008, the Company had many sublease arrangements on operating leases for terms ranging from near term to approximately eight years. Aggregate scheduled sublease income based on current terms is approximately $22.7 million and is not reflected in the table above.

In addition to the amounts shown in the table above, $8.9 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $0.9 million as of October 3, 2008.

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

Special Purpose Entities

We have one special purpose entity, Conexant USA, LLC, which was formed in September 2005 in anticipation of establishing the credit facility. This special purpose entity is a wholly-owned, consolidated subsidiary of ours. Conexant USA, LLC is not permitted, nor may its assets be used, to guarantee or satisfy any of our obligations or those of our subsidiaries.

On November 29, 2005, we established an accounts receivable financing facility whereby we will sell, from time to time, certain insured accounts receivable to Conexant USA, LLC, and Conexant USA, LLC entered into an $80.0 million revolving credit agreement with a bank that is secured by the assets of the special purpose entity. In November 2008, we extended the term of this revolving credit agreement through November 27, 2009. In addition, we lowered our borrowing limit on the revolving credit agreement to $50.0 million due to overall lower business volumes primarily driven by the sale of the BMP business during fiscal 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. We have not applied the provisions of SFAS No. 157 to our non-financial assets and non-financial liabilities in accordance with FSP FAS 157- 2.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are still in the process of determining whether we will apply the fair value option to any of our financial assets or liabilities. If we do elect the fair value option, the cumulative effect of initially adoption FAS 159 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. We will adopt SFAS No. 141R no later than the first quarter of fiscal 2010 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. We will adopt SFAS No. 160 no later than the first quarter of fiscal 2010 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amount of derivative instruments in and entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. We do not believe that the adoption of SFAS 161 will have a material impact on our financial statement disclosures.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of fiscal 2010. We are currently evaluating the impact of adopting FSP 142-3 on our financial position and results of operations.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Based on our initial analysis, we expect that the adoption of APB 14-1 will result in an increase in the interest expense recognized on our convertible subordinated notes.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and therefore should be included in computing earnings per share using the two-class method. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes non-forfeitable rights to dividends or dividend equivalents. The rights result in a non-contingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. FSP EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. When adopted, its requirements are applied by recasting previously reported EPS. We are currently evaluating the requirements of FSP EITF 03-6-1 and have not yet determined the impact of adoption.

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

Revenue recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.

Prior to the fourth quarter of fiscal 2008, revenue with respect to sales to certain distributors was deferred until the products were sold by the distributors to third parties. At September 28, 2007, deferred revenue related to sales to these distributors was $5.5 million. During the three months ended October 3, 2008, we evaluated three distributors for which revenue has historically been recognized when the purchased products are sold by the distributor to a third party due to our inability in prior years to enforce the contractual terms related to any right of return. Our evaluation revealed that we are able to enforce the contractual right of return for the three distributors in an effective manner similar to that experienced with the other distributor customers. As a result, in the fourth quarter of fiscal 2008, we commenced the recognition of revenue on these three distributors upon shipment which is consistent with the revenue recognition point of other distributor customers. As a result, in the three-month period ended October 3, 2008, we recognized $3.9 million of revenue on sales to these three distributors related to the change to revenue recognition upon shipment with a corresponding charge to cost of goods sold of $1.8 million. At October 3, 2008, there is no significant deferred revenue related to sales to our distributors.

Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. At October 3, 2008 and September 28, 2007, deferred revenue related to shipments of products for we have on-going performance obligations was $0.2 million and $3.0 million, respectively.

Our revenue recognition policy is significant because our revenue is a key component of our operations and the timing of revenue recognition determines the timing of certain expenses, such as sales commissions. Revenue results are difficult to predict, and any shortfall in revenues could cause our operating results to vary significantly from period to period.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We use a specific identification method for some items, and a percentage of aged receivables for others. The percentages are determined based on our past experience. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required. At October 3, 2008 and September 28, 2007, our allowances for doubtful accounts were $0.8 million and $1.7 million, respectively.

Inventories

We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand or product pricing is lower than originally projected, additional inventory write-downs may be required. Further, on a quarterly basis, we assess the net realizable value of our inventories. When the estimated average selling price of our inventory net of selling expenses falls below our inventory cost, we adjust our inventory to its current estimated market value. At October 3, 2008 and September 28, 2007, our inventory reserves were $17.6 million and $17.1 million, respectively.

Long-lived assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill) are amortized over their estimated useful lives. They are also continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models.

Goodwill

Goodwill is not amortized. Instead, goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

In July 2006 the FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective September 29, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of our accumulated deficit as of September 29, 2007.

Prior to fiscal 2008 we determined our tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5. We recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

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

Valuation of warrants

We have a warrant to purchase six million shares of Mindspeed common stock. The fair value of this warrant is determined using a standard Black-Scholes-Merton valuation model with assumptions consistent with current market conditions and our intent to liquidate the warrant over a specified time period. The Black-Scholes-Merton valuation model requires the input of highly subjective assumptions, including expected stock price volatility. Changes in these assumptions, or in the underlying valuation model, could cause the fair value of the Mindspeed warrant to vary significantly from period to period.

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

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123(R). This pronouncement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. We adopted SFAS No. 123(R) on October 1, 2005. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

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

In November 2005 the FASB issued Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, or SFAS 123R-3. We have elected to adopt the alternative transition method provided in SFAS 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC Pool, related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at the adoption of SFAS 123R. In addition, in accordance with SFAS 123R, SFAS 109, and EITF Topic D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations, we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of October 3, 2008, the carrying value of our cash and cash equivalents approximates fair value.

We hold a warrant to purchase six million shares of Mindspeed common stock at an exercise price of $17.04 per share through June 2013. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of October 3, 2008, a 10% decrease in the market price of Mindspeed’s common stock would result in an immaterial decrease in the fair value of this warrant. At October 3, 2008, the market price of Mindspeed’s common stock was $2.08 per share. During fiscal 2008, the market price of Mindspeed’s common stock ranged from a low of $1.24 per share to a high of $9.35 per share.

Our short-term debt consists of borrowings under a 364-day credit facility. Interest related to our short-term debt is at 7-day LIBOR plus 0.6%, which is reset weekly and was approximately 4.76% at October 3, 2008. In connection with our extension of the term of this credit facility through November 27, 2009, the interest rate applied to our borrowings under the facility increased from 7-day LIBOR plus 0.6% to 7-day LIBOR plus 1.25%. We do not believe our short-term debt is subject to significant market risk.

Our long-term debt consists of convertible subordinated notes with interest at fixed rates and floating rate senior secured notes. Interest related to our floating rate senior secured notes is at three-month LIBOR plus 3.75%, which is reset quarterly and was approximately 6.55% at October 3, 2008. At October 3, 2008, we are party to two interest rate swap agreements for a combined notional amount of $100 million to eliminate interest rate risk on $100 million of our floating rate senior secured notes due 2010. Under the terms of the swaps, we will pay a fixed rate of 2.98% and receive a floating rate equal to three-month LIBOR, which will offset the floating rate paid on the notes. The fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our financial instruments as of October 3, 2008 (in thousands):

	Carrying Value	Fair Value
	(In thousands)

Cash and cash equivalents	$105,883	$105,883
Mindspeed warrant	545	545
Short-term debt	40,117	40,117
Long-term debt: senior secured notes	141,400	143,168
Long-term debt: convertible subordinated notes	250,000	161,250

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, from time to time, we offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At October 3, 2008, we had outstanding foreign currency forward exchange contracts with a notional amount of 210 million Indian Rupees, approximately $4.4 million, maturing at various dates through December 2008. Based on the fair values of these contracts at October 3, 2008, we recorded a derivative liability of $0.7 million at October 3, 2008. Based on our overall currency rate exposure at October 3, 2008, a 10% change in the currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 3,	September 28,
	2008	2007
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$105,883	$234,147
Restricted cash	26,800	8,800
Receivables, net of allowances of $834 and $1,659, respectively	48,997	80,856
Inventories, net	36,439	42,007
Other current assets	38,537	18,131
Current assets held for sale	—	250,451

Total current assets	256,656	634,392
Property, plant and equipment, net	24,912	46,676
Goodwill	110,412	214,635
Intangible assets, net	14,971	24,597
Other assets	39,452	65,669

Total assets	$446,403	$985,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$17,707	$58,000
Short-term debt	40,117	80,000
Accounts payable	34,894	80,571
Accrued compensation and benefits	14,989	23,191
Other current liabilities	44,385	70,345
Current liabilities to be assumed	—	3,925

Total current liabilities	152,092	316,032
Long-term debt	373,693	467,000
Other liabilities	57,352	56,422

Total liabilities	583,137	839,454

Commitments and contingencies (Note 7)
Shareholders’ (deficit) equity:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 49,601 and 49,236 shares issued and outstanding	496	493
Additional paid-in capital	4,744,140	4,725,729
Accumulated deficit	(4,879,208)	(4,578,219)
Accumulated other comprehensive loss	(2,083)	(1,385)
Shareholder notes receivable	(79)	(103)

Total shareholders’ (deficit) equity	(136,734)	146,515

Total liabilities and shareholders’ (deficit) equity	$446,403	$985,969

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	October 3,	September 28,	September 29,
	2008	2007	2006
	(In thousands, except per share amounts)

Net revenues	$502,660	$573,576	$753,227
Cost of goods sold(1)	233,779	295,464	397,789
Gain on cancellation of supply agreement	—	—	(17,500)

Gross margin	268,881	278,112	372,938
Operating expenses:
Research and development(1)	125,162	173,520	189,071
Selling, general and administrative(1)	86,146	91,429	119,000
Amortization of intangible assets	15,514	21,259	29,865
Asset impairments	120,769	226,113	85
Special charges	17,631	30,397	73,159

Total operating expenses	365,222	542,718	411,180

Operating loss	(96,341)	(264,606)	(38,242)
Interest expense	31,598	40,783	34,377
Other expense (income), net	3,809	(36,148)	14,472

Loss from continuing operations before income taxes and gain (loss) on equity method investments	(131,748)	(269,241)	(87,091)
Provision for income taxes	4,418	3,131	1,811

Loss from continuing operations before gain (loss) on equity method investments	(136,166)	(272,372)	(88,902)
Gain (loss) on equity method investments	2,804	51,182	(8,164)

Loss from continuing operations	(133,362)	(221,190)	(97,066)
Gain on sale of discontinued operations, net of tax	6,268	—	—
Loss from discontinued operations, net of tax	(173,082)	(181,272)	(25,525)

Net loss	$(300,176)	$(402,462)	$(122,591)

Loss per share from continuing operations — basic and diluted	$(2.70)	$(4.52)	$(2.03)

Gain per share from sale of discontinued operations — basic and diluted	$0.13	$—	$—

Loss per share from discontinued operations — basic and diluted	$(3.51)	$(3.70)	$(0.53)

Net loss per share — basic and diluted	$(6.08)	$(8.22)	$(2.56)

Shares used in basic and diluted per-share computations	49,394	48,940	47,933

(1)	These captions include non-cash employee stock-based compensation expense as follows (see Note 8):

	Fiscal Year Ended
	October 3,	September 28,	September 29,
	2008	2007	2006

Cost of goods sold	$303	$473	$494
Research and development	4,363	8,070	18,829
Selling, general and administrative	9,819	8,021	23,290

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 3,	September 28,	September 29,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net loss	$(300,176)	$(402,462)	$(122,591)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of acquisitions:
Depreciation	19,311	25,091	19,670
Amortization of intangible assets	16,144	22,099	30,705
Asset impairments	263,535	350,913	—
Gain on sale of business	(6,268)	—	—
Loss on termination of defined benefit plan	6,294	—	—
Impairment of marketable and non-marketable securities	—	—	20,286
(Reversal of) provision for bad debts, net	(751)	20	(2,192)
Charges for (reversal of) inventory provisions, net	7,253	(606)	(1,884)
Deferred income taxes	(39)	231	(792)
Stock-based compensation	15,869	19,751	44,945
Decrease in fair value of derivative instruments	14,881	952	16,666
(Gains) losses on equity method investments	(2,804)	(51,182)	8,164
Gain on cancellation of supply agreement	—	—	(17,500)
Gain on sales of equity securities, investments and other assets	(896)	(17,016)	(5,659)
Other items, net	4,506	(4,920)	(2,813)
Changes in assets and liabilities:
Receivables	32,633	42,099	(33,593)
Inventories	9,326	36,131	(576)
Accounts payable	(45,010)	(30,732)	2,774
Accrued expenses and other current liabilities	(36,210)	3,710	(15,795)
Other, net	(15,948)	(5,930)	(8,140)

Net cash used in operating activities	(18,350)	(11,851)	(68,325)

Cash flows from investing activities
Proceeds from sale of equity securities and other assets	—	168,186	6,870
Proceeds from sales and maturities of marketable debt securities	—	100,573	146,219
Purchases of marketable securities	—	(27,029)	(93,646)
Purchases of property, plant and equipment	(5,958)	(30,322)	(34,011)
Proceeds from sales of property, plant and equipment	8,949	—	—
Payments for acquisitions, net of cash acquired	(16,088)	(5,029)	(11,531)
Purchases of equity securities	(755)	(1,200)	(2,454)
Restricted cash	(18,000)	—	(8,800)
Net proceeds from sale of business	95,367	—	—

Net cash provided by investing activities	63,515	205,179	2,647

Cash flows from financing activities
(Repayment) proceeds from short-term debt, net of expenses of $1,124, $1,198 and $1,541	(39,883)	(1,198)	78,459
Proceeds from long-term debt, net of expenses of $10,240 and $6,417	—	264,760	243,583
Repurchases and retirements of long-term debt	(133,600)	(456,500)	(254,684)
Proceeds from issuance of common stock	1,087	9,568	21,050
Interest rate swap security deposit	(2,516)	—	—
Repayment of shareholder notes receivable	25	21	192

Net cash (used in) provided by financing activities	(174,887)	(183,349)	88,600

Net (decrease) increase in cash and cash equivalents	(129,722)	9,979	22,922
Cash and cash equivalents at beginning of year	235,605	225,626	202,704

Cash and cash equivalents at end of year	$105,883	$235,605	$225,626

See accompanying notes to consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS

					Accumulated	Notes
			Additional		Other	Receivable			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	from	Treasury	Unearned	Shareholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock Sales	Stock	Compensation	Equity (Deficit)
	(In thousands)

Balance at October 1, 2005	47,468	$475	$4,662,173	$(4,053,166)	$(22,012)	$(304)	$(5,584)	$(12,489)	$569,093
Net loss	—	—	—	(122,591)	—	—	—	—	(122,591)
Currency translation adjustment	—	—	—	—	(376)	—	—	—	(376)
Change in unrealized gain on derivative contracts	—	—	—	—	180	—	—	—	180
Impairment of marketable securities	—	—	—	—	18,870	—	—	—	18,870
Change in unrealized losses on available-for-sale securities	—	—	—	—	(11,007)	—	—	—	(11,007)
Minimum pension liability adjustment	—	—	—	—	2,249	—	—	—	2,249

Comprehensive loss									(112,675)
Adoption of SFAS 123R	—	—	(20,691)	—	—	—	—	12,489	(8,202)
Issuance of common stock	1,180	12	21,612	—	—	—	—	—	21,624
Purchase of treasury stock	—	—	—	—	—	—	(239)	—	(239)
Interest earned on notes receivable	—	—	—	—	—	(9)	—	—	(9)
Settlement of notes receivable	—	—	—	—	—	192	—	—	192
Payment of acquisition-related share price guarantee	—	—	(4,631)	—	—	—	—	—	(4,631)
Employee stock-based compensation expense	—	—	44,945	—	—	—	—	—	44,945

Balance at September 29, 2006	48,648	487	4,703,408	(4,175,757)	(12,096)	(121)	(5,823)	—	510,098
Net loss	—	—	—	(402,462)	—	—	—	—	(402,462)
Currency translation adjustment	—	—	—	—	5,790	—	—	—	5,790
Change in unrealized gain on derivative contracts	—	—	—	—	200	—	—	—	200
Change in unrealized losses on available-for-sale securities	—	—	—	—	1,855	—	—	—	1,855
Minimum pension liability adjustment	—	—	—	—	2,866	—	—	—	2,866

Comprehensive loss									(391,751)
Issuance of common stock	716	7	9,930	—	—	—	—	—	9,937
Cancellation of treasury stock	(128)	(1)	(5,822)	—	—	—	5,823	—	—
Interest earned on notes receivable	—	—	—	—	—	(4)	—	—	(4)
Settlement of notes receivable	—	—	—	—	—	22	—	—	22
Employee stock-based compensation expense	—	—	18,213	—	—	—	—	—	18,213

Balance at September 28, 2007	49,236	493	4,725,729	(4,578,219)	(1,385)	(103)	—	—	146,515

Net loss	—	—	—	(300,176)	—	—	—	—	(300,176)
Currency translation adjustment	—	—	—	—	(1,686)	—	—	—	(1,686)
Change in unrealized gain on derivative contracts	—	—	—	—	(837)	—	—	—	(837)
Change in unrealized losses on available-for-sale securities	—	—	—	—	(1,934)	—	—	—	(1,934)
Minimum pension liability adjustment	—	—	—	—	3,759	—	—	—	3,759

Comprehensive loss									(300,874)
Issuance of common stock	365	3	1,084	—	—	—	—	—	1,087
Reclassification to equity award	—	—	1,458	—	—	—	—	—	1,458
Adoption of FIN 48	—	—	—	(813)	—	—	—	—	(813)
Settlement of notes receivable	—	—	—	—	—	24	—	—	24
Employee stock-based compensation expense	—	—	15,869	—	—	—	—	—	15,869

Balance at October 3, 2008	49,601	$496	$4,744,140	$(4,879,208)	$(2,083)	$(79)	$—	$—	$(136,734)

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

Fiscal Year — The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. Fiscal year 2008 was a 53-week year and ended on October 3, 2008. Fiscal years 2007 and 2006 were 52-week years and ended on September 28, 2007 and September 29, 2006, respectively.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to business combinations, revenue recognition, allowance for doubtful accounts, inventories, long-lived assets (including goodwill and intangible assets), deferred income taxes, valuation of warrants, valuation of equity securities, stock-based compensation, restructuring charges and litigation. On an on-going basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Common Stock — On June 27, 2008, the Company effected a 1-for-10 reverse stock split. Accordingly, the accompanying consolidated financial statements have been retroactively restated to reflect the reverse stock split.

Revenue Recognition — The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer. The majority of the Company’s distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times a year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to reasonably estimate and establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.

Prior to the fourth quarter of fiscal 2008, revenue with respect to sales to certain distributors was deferred until the products were sold by the distributors to third parties. At September 28, 2007, deferred revenue related to sales to these distributors was $5.5 million. During the three months ended October 3, 2008, the Company evaluated three distributors for which revenue has historically been recognized when the purchased products are sold by the distributor to a third party due to the Company’s inability in prior years to enforce the contractual terms related to any right of return. The Company’s evaluation revealed that it is able to enforce the contractual right of return for the three distributors in an effective manner similar to that experienced with the other distributor customers. As a result, in the fourth quarter of fiscal 2008, the Company commenced the recognition of revenue on these three distributors upon shipment which is consistent with the revenue recognition point of other distributor customers. As a result, in the three month period ended October 3, 2008, the Company recognized $3.9 million of revenue on sales to these three distributors related to the change to revenue recognition upon shipment with a corresponding charge to cost of goods sold of $1.8 million. At October 3, 2008, there is no significant deferred revenue related to sales to the Company’s distributors.

Revenue with respect to sales to customers to whom the Company has significant obligations after delivery is deferred until all significant obligations have been completed. At October 3, 2008 and September 28, 2007, deferred revenue related to shipments of products for which the Company has on-going performance obligations was $0.2 million and $3.0 million, respectively.

Deferred revenue is included in other current liabilities on the accompanying consolidated balance sheets. During the first quarter of fiscal 2008, the Company recorded approximately $14.7 million of non-recurring revenue from the buyout of a future royalty stream.

Research and Development — The Company’s research and development (R&D) expenses consist principally of direct personnel costs to develop new semiconductor products, allocated indirect costs of the R&D function, photo mask and other costs for pre-production evaluation and testing of new devices and design and test tool costs. The Company’s R&D expenses also include the costs for design automation, advanced package development and non-cash stock-based compensation charges for R&D personnel.

During the first quarter of fiscal 2008, the Company reviewed its methodology of capitalizing photo mask costs used in product development. Photo mask designs are subject to significant verification and uncertainty regarding the final performance of the related part. Due to these uncertainties, the Company reevaluated its prior practice of capitalizing such costs and concluded that these costs should have been expensed as research and development costs as incurred. As a result, in fiscal 2008, the Company recorded a correcting adjustment of $5.3 million, representing the unamortized portion of the capitalized photo mask costs as of September 29, 2007. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board Opinion No. 28 “Interim Financial Reporting,” (“APB 28”), paragraph 29, and SEC Staff Accounting Bulletin Nos. 99 “Materiality” (“SAB 99”) and 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company believes that this correcting adjustment was not material to its estimated full year results for 2008. In addition, the Company does not believe the correcting adjustment is material to the amounts reported in previous periods.

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

Restricted Cash — The Company’s short term debt credit agreement requires that the Company and its consolidated subsidiaries maintain minimum levels of cash on deposit with the bank throughout the term of the agreement. The Company classified $8.8 million as restricted cash with respect to this credit agreement as of October 3, 2008 and September 28, 2007. See Note 6 for further information on the Company’s short term debt.

As of October 3, 2008, the Company had one irrevocable stand-by letter of credit outstanding. The irrevocable stand-by letter of credit is collateralized by restricted cash balances of $18.0 million to secure inventory purchases from a vendor. The letter of credit expires on January 31, 2009. The restricted cash balance securing the letter of credit is classified as current restricted cash on the consolidated balance sheet. In addition, the Company has letters of credit collateralized by restricted cash aggregating $6.8 million to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long term assets on the consolidated balance sheets.

Liquidity — The Company has an $80.0 million credit facility with a bank, under which it had borrowed $40.1 million as of October 3, 2008. On November 24, 2008, the term of this credit facility was extended through November 27, 2009 and the facility remains subject to additional 364-day extensions at the discretion of the bank. In connection with the extension, the Company lowered its borrowing limit on the credit facility to $50.0 million due to the to overall lower business volumes, primarily driven by the sale of the BMP business during fiscal 2008.

The Company believes that its existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund its operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months. However, additional operating losses or lower than expected product sales will adversely affect the Company’s cash flow and financial condition and could impair its ability to satisfy its indebtedness obligations as such obligations come due.

Inventories — Inventories are stated at the lower of cost or market. Cost is computed using the average cost method on a currently adjusted standard basis (which approximates actual cost) and market is based upon estimated net realizable value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold and the estimated average selling price. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, and orders generally are subject to cancellation with limited advance notice prior to shipment. See Note 4 for further information regarding inventories.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is based on estimated useful lives (principally 10 to 27 years for buildings and improvements, 3 to 5 years for machinery and equipment, and the shorter of the remaining lease terms or the estimated useful lives of the improvements for land and leasehold improvements). Maintenance and repairs are charged to expense. See Note 4 for further information regarding property, plant and equipment.

Investments — The Company accounts for non-marketable investments using the equity method of accounting if the investment gives the Company the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions. Additional investments by other parties in the investee will result in a reduction in the Company’s ownership interest, and the resulting gain or loss will be recorded in the consolidated statements of operations. Where the Company is unable to exercise significant influence over the investee, investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. See Note 12 for information regarding other-than-temporary impairment charges recorded during fiscal 2006.

Long-Lived Assets — Long-lived assets, including fixed assets and intangible assets (other than goodwill) are amortized over their estimated useful lives. They are also continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models. See Note 10 for information regarding impairment charges for long-lived assets recorded during fiscal 2008 and 2007.

Goodwill — Goodwill is not amortized. Instead, goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.

In fiscal 2008 and 2007 the Company performed assessments of goodwill. In fiscal 2008 the Company reevaluated its reporting unit operations with particular attention given to various scenarios for the Broadband Media Processing (“BMP”) business. The determination was made that the net book value of certain assets within the BMP business unit were considered not fully recoverable. As a result, the Company recorded a goodwill impairment charge of $119.6 million. This impairment charge is included in net loss from discontinued operations. In addition, in fiscal 2008 the Company continued its review and assessment of the future prospects of its businesses, products and projects with particular attention given to the Broadband Access (“BBA”) business unit. The current challenges in the competitive DSL market have resulted in the net book value of certain assets within the BBA business unit to be considered not fully recoverable. As a result, the Company recorded a goodwill impairment charge of $108.6 million.

During fiscal 2007, the Company recorded goodwill impairment charges of $184.7 million in its results from continuing operations as a result of declines in the embedded wireless network product lines coupled with the Company’s decision to discontinue further investment in stand-alone wireless networking product lines. In addition, during fiscal 2007, the Company’s loss from discontinued operations includes goodwill impairment charges of $124.8 million resulting from declines in the performance of certain broadband media products in fiscal 2007.

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

Derivative Financial Instruments — The Company’s derivative financial instruments as of October 3, 2008 principally consist of (i) the Company’s warrant to purchase six million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock (ii) foreign currency forward exchange contracts and (iii) interest rate swaps. See Note 4 for information regarding the Mindspeed warrant.

Foreign currency forward exchange contracts — The Company’s foreign currency forward exchange contracts are used to hedge certain Indian Rupee-denominated forecasted transactions related to the Company’s research and development efforts in India. The foreign currency forward contracts used to hedge these exposures are reflected at their fair values on the accompanying consolidated balance sheets and meet the criteria for designation as foreign currency cash flow hedges. The criteria for designating a derivative as a hedge include that the hedging instrument should be highly effective in offsetting changes in the designated hedged item. The Company has determined that its non-deliverable foreign currency forward contracts to purchase Indian Rupees are highly effective in offsetting the variability in the U.S. Dollar forecasted cash transactions resulting from changes in the U.S. Dollar to Indian Rupee spot foreign exchange rates. For these derivatives, the gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive loss on the Company’s balance sheets and is recognized in the Company’s statements of operations in the periods in which the hedged transaction affects operations, and within the same statement of operations line item as the impact of the hedged transaction.

The gain or loss is recognized immediately in other (income) expense, net in the statements of operations when a designated hedging instrument is either terminated early or an improbable or ineffective portion of the hedge is identified.

At October 3, 2008, the Company had outstanding foreign currency forward exchange contracts with a notional amount of 210 million Indian Rupees, approximately $4.4 million, maturing at various dates through December 2008. Based on the fair values of these contracts, the Company recorded a derivative liability of $0.7 million at October 3, 2008. During fiscal 2008, the Company recorded a gain of $0.1 million for hedge ineffectiveness.

Interest Rate Swaps — During fiscal 2008, the Company entered into three interest rate swap agreements with Bear Stearns Capital Markets, Inc. (counterparty) for a combined notional amount of $200 million to mitigate interest rate risk on $200 million of its Floating Rate Senior Secured Notes due 2010. Under the terms of the swaps, the Company will pay a fixed rate of 2.98% and receive a floating rate equal to three-month LIBOR, which will offset the floating rate paid on the Notes. The interest rate swaps meet the criteria for designation as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As a result of the repurchase of $80 million of the Company’s Floating Rate Senior Secured Notes, one of the swap contracts with a notional amount of $100 million was terminated. As a result of the swap contract termination, the Company recognized a $0.3 million gain based on the fair value of the contract on the termination date. The remaining two swap agreements require the Company to post cash collateral with the counterparty in a minimum amount of $2.1 million. The amount of collateral will adjust monthly based on a mark-to-market of the swaps. At October 3, 2008, the Company was required to post $2.5 million of cash collateral with the counterparty which is included in other non-current assets in the accompanying consolidated balance sheet. Based on the fair value of the swap agreements, the Company recorded a derivative asset of $0.05 million at October 3, 2008. The gain or loss is recognized immediately in other (income) expense, net in the statements of operations when a designated hedging instrument is either terminated early or an improbable or ineffective portion of the hedge is identified.

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

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive (in thousands):

	Fiscal Year Ended
	2008	2007	2006

Stock options and warrants	259	259	888
5.25% convertible subordinated notes due May 2006	—	—	363
4.25% convertible subordinated notes due May 2006	—	—	429
4.00% convertible subordinated notes due February 2007	—	489	1,136
4.00% convertible subordinated notes due March 2026	5,081	5,081	2,711

	5,340	5,829	5,527

Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” This pronouncement amends SFAS No. 123, “Accounting for Stock-

Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for prior interim periods or fiscal years. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company has elected to recognize compensation cost for all options with graded vesting granted on or after October 1, 2005 on a straight-line basis over the vesting period of the entire option. For options with graded vesting granted prior to October 1, 2005, the Company will continue to recognize compensation cost over the vesting period following the accelerated recognition method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” as if each underlying vesting date represented a separate option grant.

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

Consistent with the provisions of SFAS 123(R), the Company measures the fair value of service-based awards and performance-based awards on the date of grant. Performance-based awards are evaluated for vesting probability each reporting period. Awards with market conditions are valued using the Monte Carlo Simulation Method giving consideration to the range of various vesting probabilities. See Note 8 for information regarding stock based compensation.

Income Taxes — The provision for income taxes is determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s cumulative losses in the U.S. and the full utilization of our loss carryback opportunities, management has concluded that a full valuation allowance against its net deferred tax assets is appropriate in such jurisdictions. In certain other foreign jurisdictions where the Company does not have cumulative losses, a valuation allowance is recorded to reduce the net deferred tax assets to the amount management believes is more likely than not to be realized. In the future, if the Company realizes a deferred tax asset that currently carries a valuation allowance, a reduction to income tax expense may be recorded in the period of such realization.

On September 29, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, or FIN 48, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, a company may recognize the tax benefit or from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

As a multinational corporation, the Company is subject to taxation in many jurisdictions, and the calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If management ultimately determines that the payment of these liabilities will be unnecessary, the liability will be reversed and the Company will recognize a tax benefit during the period in which it is determined the liability no longer applies. Conversely, the Company records additional tax charges in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, the Company recognized a $0.8 million charge to beginning retained deficit as a cumulative effect of a change in accounting principle. See Note 5 Income Taxes.

Prior to fiscal 2008 the Company recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated.

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

At October 3, 2008 and September 28, 2007, there was one customer that accounted for 12% and 13% of the Company’s accounts receivable, respectively.

In fiscal 2008, 2007 and 2006, there was one distributor that accounted for 16%, 16% and 12% of net revenues, respectively.

Non-cash Investing Activity — Non-cash investing activity for certain technology licenses committed to during the second quarter of fiscal 2008 will require future cash payments totaling $2.5 million between October 4 and December 28, 2008.

Non-cash Financing Activity — The Company recorded a non-cash financing activity for the reclassification of equity awards in the amount of $1.5 million in fiscal 2008.

Supplemental Cash Flow Information — Cash paid for interest was $34.0 million, $43.0 million and $37.6 million during fiscal 2008, 2007 and 2006, respectively. Net income taxes paid were $3.9 million, $2.1 million and $1.6 million during fiscal 2008, 2007 and 2006, respectively.

Accumulated Other Comprehensive Loss — Other comprehensive loss includes foreign currency translation adjustments, unrealized gains (losses) on marketable securities, unrealized gains (losses) on foreign currency forward exchange contracts, and minimum pension liability adjustments. The components of accumulated other comprehensive loss are as follows (in thousands):

	October 3,	September 28,
	2008	2007

Foreign currency translation adjustments	$308	$1,994
Unrealized losses on marketable securities	(1,934)	—
Unrealized (losses) gains on derivative instruments	(457)	380
Minimum pension liability adjustments	—	(3,759)

Accumulated other comprehensive loss	$(2,083)	$(1,385)

Business Enterprise Segments — The Company operates in one reportable segment, broadband communications. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although the Company had two operating segments at October 3, 2008, under the aggregation criteria set forth in SFAS No. 131, it only operates in one reportable segment, broadband communications.

Under SFAS No. 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

The Company meets each of the aggregation criteria for the following reasons:

•	the sale of semiconductor products is the only material source of revenue for each of the Company’s two operating segments;

•	the products sold by each of the Company’s operating segments use the same standard manufacturing process;

•	the products marketed by each of the Company’s operating segments are sold to similar customers; and

•	all of the Company’s products are sold through its internal sales force and common distributors.

Because the Company meets each of the criteria set forth above and each of its operating segments has similar economic characteristics, the Company aggregates its results of operations in one reportable segment.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and the Company will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. The Company is still in the process of determining whether it will apply the fair value option to any of its financial assets or liabilities. If the Company does elect the fair value option, the cumulative effect of initially adoption FAS 159 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The Company will adopt SFAS No. 141R no later than the first quarter of fiscal 2010 and it will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The Company will adopt SFAS No. 160 no later than the first quarter of fiscal 2010 and it will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amount of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. The Company does not believe that the adoption of SFAS 161 will have a material impact on it financial statement disclosures.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other generally accepted account principles (GAAP). The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2010. The Company is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of FAS No. 162 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Based on its initial analysis, the Company expects that the adoption of APB 14-1 will result in an increase in the interest expense recognized on its convertible subordinated notes. See Note 6 for further information on long term debt.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and therefore should be included in computing earnings per share using the two-class method. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes non-forfeitable rights to dividends or dividend equivalents. The rights result in a non-contingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. FSP EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. When adopted, its requirements are applied by recasting previously reported EPS. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact of adoption.

2.	Sales of Assets

Fiscal 2008

On August 11, 2008, the Company announced that it had completed the sale of its Broadband Media Processing (“BMP”) product lines to NXP B.V. (“NXP”). Pursuant to the Asset Purchase Agreement (“the agreement”), NXP acquired certain assets including, among other things, specified patents, inventory and contracts and assumed certain employee-related liabilities. Pursuant to the agreement, the Company obtained a license to utilize technology that was sold to NXP and NXP obtained a license to utilize certain intellectual property that the Company retained. In addition, NXP agreed to provide employment to approximately 700 of the Company’s employees at locations in the United States, Europe, Israel, Asia-Pacific and Japan.

At the closing of the transaction, the Company recorded proceeds of an aggregate of $110.4 million which was comprised of $100.1 million in cash and $10.3 million of escrow funds, which represents the net present value of the $11.0 million in escrowed funds deposited. The escrow account will remain in place for twelve months following the closing of the transaction to satisfy potential indemnification claims by NXP. Investment banking, legal and other fees of $3.6 million which were directly related to the transaction were offset against the proceeds to calculate net proceeds from the sale of $106.8 million. The Company may receive additional contingent consideration of up to $35 million upon the achievement of certain financial milestones over the six calendar quarters commencing on July 1, 2008. As a result of the completion of the transaction, the following assets and liabilities, as well as $1.8 million of income tax on the gain on sale, were applied to the proceeds received to calculate the net gain on the sale of $6.3 million (in thousands):

Cash and cash equivalents	$3,104
Accounts receivable	27
Inventories	12,953
Other current assets	431

Total current assets	16,515

Property, plant and equipment, net	10,268
Goodwill	72,028
Intangible assets, net	840
Other assets	1,000

Total assets	$100,651

Accrued compensation and benefits	$1,476
Other current liabilities	382

Total current liabilities	1,858

Other liabilities	25

Total liabilities	$1,883

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company determined that the assets and liabilities of the BMP business, which constituted an operating segment of the Company, were classified as held for sale on the consolidated balance sheet at September 28, 2007, and the results of the BMP business are being reported as discontinued operations in the consolidated statements of operations for all periods presented. In accordance with the provisions of EITF No. 87-24, Allocation of Interest to Discontinued Operations, interest expense is allocated to discontinued operations based on the expected proceeds from the sale, net of any expected permitted investments over the next twelve months. Interest expense reclassed to discontinued operations for fiscal 2008, 2007 and 2006 was $7.4 million, $8.2 million and $3.8 million, respectively.

For fiscal 2008, 2007 and 2006, the BMP revenues and pretax loss classified as discontinued operations were $180.0 million and $165.8 million, $235.3 million and $180.0 million and $217.6 million and $24.4 million, respectively. As of September 28, 2007, approximately $225.5 million of non-current assets were included in current assets held for sale.

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

3.	Business Combinations

Fiscal 2008

In July 2008, the Company acquired Imaging Systems Group (ISG), Sigmatel Inc.’s multi-function printer imaging product lines, for an aggregate purchase price of $16.1 million. Of the $16.1 million purchase price, $2.5 million was allocated to net tangible assets, $7.8 million was allocated to identifiable intangible assets, $5.0 million was allocated to goodwill and $0.8 million was expensed as in-process Research and Development in accordance with EITF No. 86-14 “Purchased Research and Development Projects in a Business Combination”. The identifiable intangible assets are being amortized on a straight-line basis over their weighted average estimated useful lives of approximately three years.

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

Both acquisitions were accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” The Company’s statements of operations include the results of ISG and Zarlink from the date of acquisition. The pro forma effect of the transactions was not material to the Company’s statement of operations for the fiscal years ended October 3, 2008, September 28, 2007 and September 29, 2006.

4.	Supplemental Balance Sheet Data

Inventories

Inventories consist of the following (in thousands):

	October 3,	September 28,
	2008	2007

Work-in-process	$16,082	$15,173
Finished goods	20,357	26,834

	$36,439	$42,007

At October 3, 2008 and September 28, 2007, inventories are net of excess and obsolete (E&O) inventory reserves of $17.6 million and $17.1 million, respectively.

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	October 3,	September 28,
	2008	2007

Land	$1,662	$2,007
Land and leasehold improvements	9,933	7,913
Buildings	19,830	22,092
Machinery and equipment	93,245	128,286
Construction in progress	127	2,197

	124,797	162,495
Accumulated depreciation and amortization	(99,885)	(115,819)

	$24,912	$46,676

Property, plant and equipment are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. During fiscal 2008 it was determined that the current challenges in the competitive DSL market have resulted in the net book value of certain assets within the BBA business unit to be considered not fully recoverable. As a result, the Company recorded an impairment charge of $6.5 million related to the BBA business unit’s property, plant and equipment. In addition, during fiscal 2008, the Company reevaluated its reporting unit operations with particular attention given to various scenarios for the BMP business. The determination was made that the net book value of certain assets within the BMP business unit were considered not fully recoverable. As a result, the Company recorded an impairment charge of $2.1 million related to the BMP business unit’s property, plant and equipment. The impairment charges related to BMP property, plant and equipment have been included in net loss from discontinued operations.

During fiscal 2007, the Company decided to discontinue further investment in stand-alone wireless networking product lines resulting in the recognition of $6.1 million in impairment charges related to property, plant and equipment supporting the stand-alone wireless products.

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

	Fiscal Year Ended
	2008	2007

Goodwill at beginning of period	$214,635	$394,302
Additions	4,997	2,675
Impairments	(108,750)	(184,700)
Other adjustments	(470)	2,358

Goodwill at end of period	$110,412	$214,635

Impairments

Goodwill is tested at the reporting unit level annually and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The fair values of the reporting units are determined using a combination of a discounted cash flow model and revenue multiple model. In fiscal 2008, the Company reevaluated its reporting unit operations with particular attention given to various scenarios for the BMP business. The determination was made that the net book value of certain assets within the BMP business unit were considered not fully recoverable. As a result, the Company recorded a goodwill impairment charge of $119.6 million. This impairment charge is included in net loss from discontinued operations. In addition, in fiscal 2008 the Company continued its review and assessment of the future prospects of its businesses, products and projects with particular attention given to the BBA business unit. The current challenges in the competitive DSL market have resulted in the net book value of certain assets within the BBA business unit to be considered not fully recoverable. As a result, the Company recorded a goodwill impairment charge of $108.8 million.

During fiscal 2007, the Company recorded goodwill impairment charges of $184.7 million in its results from continuing operations as a result of declines in the embedded wireless network product lines coupled with the Company’s decision to discontinue further investment in stand-alone wireless networking product lines. In addition, during fiscal 2007, the Company’s loss from discontinued operations includes goodwill impairment charges of $124.8 million resulting from declines in the performance of certain broadband media products in fiscal 2007.

Additions

During fiscal 2008, the Company recorded $5.0 million of additional goodwill as a result of the acquisition of a multi-function printer imaging product line business.

During fiscal 2007, the Company recorded $2.7 million of additional goodwill as a result of the acquisition of the assets of Zarlink’s packet switching business in October 2006.

Intangible Assets

Intangible assets consist of the following (in thousands):

	October 3, 2008			September 28, 2007
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Developed technology	$67,724	$(62,285)	$5,439	$71,665	$(51,875)	$19,790
Product licenses	11,032	(7,105)	3,927	9,327	(6,547)	2,780
Other intangible assets	8,240	(2,635)	5,605	6,015	(3,988)	2,027

	$86,996	$(72,025)	$14,971	$87,007	$(62,410)	$24,597

Intangible assets are being amortized over a weighted-average period of approximately two years. Annual amortization expense is expected to be as follows (in thousands):

	Fiscal Year Ending
	2009	2010	2011	2012	2013	Thereafter

Amortization expense	$8,148	$2,037	$1,500	$1,237	$1,032	$1,017

Intangible assets are continually monitored and reviewed for impairment or revisions to estimated useful life whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. During fiscal 2008, the Company continued its review and assessment of the future prospects of its businesses, products and projects with particular attention given to the BBA business unit. The current challenges in the competitive DSL market have resulted in the net book value of certain assets within the BBA business unit to be considered not fully recoverable. As a result, the Company recorded an impairment charge of $1.9 million related to intangible assets.

In fiscal 2007, due to declines in the performance of embedded wireless network products coupled with the Company’s decision to discontinue further investment in the stand-alone wireless networking product lines, impairment testing was performed on the intangible assets supporting the embedded wireless product lines. The fair values of the intangible assets were determined using a non-discounted cash flow model for those intangible assets with no future contribution to the discontinued wireless technology. As a result of this impairment test, the Company recorded an impairment charge of $30.3 million in fiscal 2007.

Mindspeed Warrant

The Company has a warrant to purchase six million shares of Mindspeed common stock at an exercise price of $17.04 per share through June 2013. At October 3, 2008 and September 28, 2007, the market value of Mindspeed common stock was $2.08 and $8.65 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (expense) income, net each period. At October 3, 2008 and September 28, 2007, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $0.5 million and $15.5 million, respectively. At October 3, 2008, the warrant was valued using the Black-Scholes-Merton model with expected terms for portions of the warrant varying from one to five years, expected volatility of 65%, a weighted average risk-free interest rate of 2.03% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.

The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.

Other Current Assets

Other current assets consist of the following (in thousands):

	October 3,	September 28,
	2008	2007

Other receivables	$11,645	$4,214
Deferred tax asset	375	1,042
Prepaid technical licenses	10,052	3,186
Other prepaid expenses	8,138	4,811
Other current assets	8,327	4,878

	$38,537	$18,131

Other Assets

Other assets consist of the following (in thousands):

	October 3,	September 28,
	2008	2007

Mindspeed warrant	$545	$15,519
Technology license	8,310	—
Non current letters of credit	6,759	5,570
Electronic design automation tools	4,223	4,317
Deferred debt issuance costs	6,205	12,796
Investments	8,822	14,804
Other non-current assets	4,588	12,663

	$39,452	$65,669

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	October 3,	September 28,
	2008	2007

Accrued legal settlements	$—	$20,047
Restructuring and reorganization liabilities	10,974	13,835
Accrued technical licenses	12,475	—
Other	20,936	36,463

	$44,385	$70,345

5.	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	2008	2007	2006

Current:
United States	$(46)	$—	$—
Foreign	4,477	2,768	2,474
State and local	26	131	129

Total current	4,457	2,899	2,603

Deferred:
United States	—	—	—
Foreign	(39)	232	(792)

Total deferred	(39)	232	(792)

	$4,418	$3,131	$1,811

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

	October 3,	September 28,
	2008	2007

Deferred tax assets:
Intangible assets	$154,377	$151,377
Capitalized research and development	316,545	312,314
Net operating losses	474,783	484,304
Research and development and investment credits	152,869	153,976
Other, net	171,189	203,150
Valuation allowance	(1,213,944)	(1,246,553)

Total deferred tax assets	55,819	58,568

Deferred tax liabilities:
Deferred state taxes	(55,510)	(58,007)

Total deferred tax liabilities	(55,510)	(58,007)

	$309	$561

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

SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s cumulative losses, the Company concluded that a full valuation allowance was required as of October 1, 2004. In fiscal 2008 and 2007, certain foreign operations did not require a valuation allowance and a $0.3 million and $0.6 million, respectively, net deferred tax asset was recorded.

The valuation allowance decreased $33.0 million during fiscal 2008 which was primarily related to the reductions in deferred tax assets attributed to the adoption of FIN 48 and offset by fiscal 2008 losses that were fully reserved. The deferred income tax assets at October 3, 2008 include $377.0 million of deferred income tax assets acquired in the merger with GlobespanVirata, Inc. To the extent the Company recognizes a future benefit from net deferred income tax assets acquired in the GlobespanVirata merger, the benefit will be recorded to goodwill.

As a result of SFAS 123(R), the Company’s deferred tax assets at October 3, 2008 and September 28, 2007 do not include $20.6 million of excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryovers. Equity will be increased by $20.6 million if and when such excess tax benefits are ultimately realized.

As of October 3, 2008, the Company has U.S. Federal net operating loss carryforwards of approximately $1.4 billion that expire at various dates through 2028 and aggregate state net operating loss carryforwards of approximately $558.9 million that expire at various dates through 2018. The Company also has U.S. Federal and state income tax credit carryforwards of approximately $88.2 million and $64.7 million, respectively. The U.S. Federal credits expire at various dates through 2028. The state credit carryforwards include California Manufacturer’s Investment Credits of approximately $1.6 million that expire at various dates through 2011, while the remaining state credits have no expiration date.

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	2008	2007	2006

U.S. Federal statutory tax at 35%	$(46,112)	$(94,234)	$(30,482)
State taxes, net of federal effect	1,134	5,473	4,533
U.S. and foreign income taxes on foreign earnings	6,158	2,534	2,110
Research and development credits	(3,702)	(5,229)	(1,715)
Valuation allowance	4,499	26,587	36,914
Detriment/(benefit) from discontinued operations and equity method investments, net of impairments	12,669	386	(12,188)
Asset impairments	25,789	63,012	—
Stock options	3,126	2,743	3,386
Other	857	1,859	(747)

Provision for income taxes	$4,418	$3,131	$1,811

The rate reconciliation in fiscal 2006 reflects a $15.5 million increase in state taxes due to a change in the Company’s effective state tax rate from 5% to 4%. The offset is in the valuation allowance.

Loss before income taxes consists of the following components (in thousands):

	Fiscal Year Ended
	2008	2007	2006

United States	$(140,034)	$(273,272)	$(94,146)
Foreign	8,286	4,031	7,055

	$(131,748)	$(269,241)	$(87,091)

Certain of the Company’s foreign income tax returns for the years 2001 through 2007 are currently under examination. Management believes that adequate provision for income taxes has been made for all years, and the results of the examinations will not have a material impact on the Company’s financial position, cash flows or results of operations.

No provision has been made for U.S. Federal, state or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $6.3 million and $6.5 million of undistributed earnings of foreign subsidiaries as of October 3, 2008 and September 28, 2007, respectively, which have been or are intended to be permanently reinvested.

On September 29, 2007 the Company adopted the provisions of FIN 48. The adoption had the following impact on the Company’s financial statements: increased long-term liabilities by $5.9 million and retained deficit by $0.8 million and decreased its long-term assets by $0.3 million and current income taxes payable by $5.3 million. As of September 29, 2007, the Company had $74.4 million of unrecognized tax benefits of which $5.2 million, if recognized, would affect its effective tax rate and $1.7 million, if recognized, would reduce goodwill. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of September 29, 2007, the Company had accrued interest related to uncertain tax positions of $0.9 million, net of income tax benefit, on its balance sheet.

The following table summarizes the fiscal 2008 activity related to our unrecognized tax benefits:

2008

September 29, 2007	$74,370
Increases related to current year tax positions	4,279
Expiration of the statute of limitation for the assessment of taxes	(1,504)
Other	159

October 3, 2008	$77,304

Included in the unrecognized tax benefits of $77.3 million at October 3, 2008 are $68.4 million of tax benefits primarily related to federal and state acquired net operation loss and credit carryovers that, if recognized, would be offset by the Company’s valuation allowance, and $1.2 million, if recognized, would offset goodwill. The balance of the Company’s uncertain tax positions are related to various foreign locations.

The Company also accrued potential interest of $0.4 million related to these unrecognized tax benefits during fiscal 2008, and in total, as of October 3, 2008, the Company has recorded a liability for potential interest and penalties of $0.9 million related to these positions. The Company expects $2.9 million of the unrecognized tax benefits, primarily related to acquired net operating losses and tax credits to expire unutilized over the next 12 months. The Company does not expect its uncertain tax positions to otherwise change materially over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The fiscal 2004 through 2008 tax years generally remain subject to examination by federal and most state tax authorities.

6.	Debt

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

Concurrent with the Company’s agreements with Conexant USA, Conexant USA entered into an $80.0 million credit facility which is secured by the assets of Conexant USA. Conexant USA is required to maintain certain minimum amounts on deposit (restricted cash) with the bank during the term of the credit agreement. Borrowings under the credit facility, which cannot exceed the lesser of $80.0 million and 85% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables, bear interest equal to 7-day LIBOR (reset weekly) plus 0.6% and was approximately 4.76% at October 3, 2008. In addition, Conexant USA pays a fee of 0.2% per annum for the unused portion of the line of credit. The credit agreement was renewed effective November 2008 at a $50.0 million borrowing limit and remains subject to additional 364-day renewal periods at the discretion of the bank. In connection with the renewal, the interest rate applied to borrowings under the credit facility increased from 7-day LIBOR plus 0.6% to 7-day LIBOR plus 1.25%.

The credit facility requires the Company and its consolidated subsidiaries to maintain minimum levels of shareholders’ equity and cash and cash equivalents. Further, any failure by the Company or Conexant USA to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit facility to immediately become due and payable. At October 3, 2008, Conexant USA had borrowed $40.1 million under this credit facility and the Company was in compliance with all credit facility requirements.

Long-Term Debt

Long-term debt consists of the following (in thousands):

	October 3,	September 28,
	2008	2007

Floating rate senior secured notes due November 2010	$141,400	$275,000
4.00% convertible subordinated notes due March 2026	250,000	250,000

Total	391,400	525,000
Less: current portion of long-term debt	(17,707)	(58,000)

Long-term debt	$373,693	$467,000

Floating rate senior secured notes due November 2010 — In November 2006, the Company issued $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010. Proceeds from this issuance, net of fees paid or payable, were approximately $264.8 million. The senior secured notes bear interest at three-month LIBOR (reset quarterly) plus 3.75%, and interest is payable in arrears quarterly on each February 15, May 15, August 15 and November 15, beginning on February 15, 2007. The senior secured notes are redeemable in whole or in part, at the option of the Company, at any time on or after November 15, 2008 at varying redemption prices that generally include premiums, which are defined in the indenture for the notes, plus accrued and unpaid interest. The Company is required to offer to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to the Company’s business. In addition, upon a change of control, the Company is required to make an offer to redeem all of the senior secured notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. The floating rate senior secured notes rank equally in right of payment with all of the Company’s existing and future senior debt and senior to all of its existing and future subordinated debt. The notes are guaranteed by certain of the Company’s U.S. subsidiaries (the Subsidiary Guarantors). The guarantees rank equally in right of payment with all of the Subsidiary Guarantors’ existing and future senior debt and senior to all of the Subsidiary Guarantors’ existing and future subordinated debt. The notes and guarantees (and certain hedging obligations that may be entered into with respect thereto) are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Subsidiary Guarantors’ assets (other than accounts receivable and proceeds therefrom and subject to certain exceptions), including, but not limited to, the intellectual property, real property, plant and equipment now owned or hereafter acquired by the Company and the Subsidiary Guarantors. See Note 16 for financial information regarding the Subsidiary Guarantors.

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

Following the sale of the BMP business unit, the Company made an offer to repurchase $80.0 million of the senior secured notes at 100% of the principal amount plus any accrued and unpaid interest in September 2008. As a result of the 100% acceptance of the offer by the Company’s bondholders, $80.0 million of the senior secured notes were repurchased during the fourth quarter of fiscal 2008. The Company recorded a pretax loss on debt repurchase of $1.6 million during the fourth quarter of fiscal 2008 which included the write-off of deferred debt issuance costs. The pretax loss on debt repurchase of $1.6 million has been included in net loss from discontinued operations. Due to the receipt of proceeds in excess of the $80.0 million repurchase and other cash investments in assets, $17.7 million of the senior secured notes have been classified as current liabilities on the accompanying consolidated balance sheet as of October 3, 2008.

At October 3, 2008, the fair value of the floating rate senior secured notes, based on quoted market prices, was approximately $143.2 million compared to their carrying value of $141.4 million.

4.00% convertible subordinated notes due March 2026 — In March 2006, the Company issued $200.0 million principal amount of 4.00% convertible subordinated notes due March 2026 and, in May 2006, the initial purchaser of the notes exercised its option to purchase an additional $50.0 million principal amount of the 4.00% convertible subordinated notes due March 2026. Total proceeds to the Company from these issuances, net of issuance costs, were $243.6 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each March 1 and September 1, beginning on September 1, 2006. The notes are convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $49.20 per share, subject to adjustment for certain events. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Beginning on March 1, 2011, the notes may be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders may require the Company to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.

At October 3, 2008, the fair value of the convertible subordinated notes (based on quoted market prices) was approximately $161.3 million compared to their carrying value of $250.0 million.

4.00% convertible subordinated notes due February 2007 — In February 2000, the Company issued $650.0 million principal amount of its 4.00% convertible subordinated notes due February 2007 for proceeds, net of issuance costs, of approximately $631.0 million. The notes were general unsecured obligations of the Company. Interest on the notes was payable in arrears semiannually on each February 1 and August 1. The notes were convertible, at the option of the holder, at any time prior to redemption or maturity into shares of the Company’s common stock at a conversion price of $42.43 per share, subject to adjustment for certain events. The notes were redeemable at the Company’s option at a declining premium to par. During fiscal 2001, 2003 and 2006, the Company purchased $35.0 million, $100.0 million and $58.5 million, respectively, principal amount of its 4.00% convertible subordinated notes at prevailing market prices. In February 2007, the Company retired the remaining $456.5 million principal amount of these notes at maturity.

7.	Commitments and Contingencies

Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $22.1 million, $13.1 million, and $15.8 million during fiscal 2008, 2007 and 2006, respectively.

At October 3, 2008, future minimum lease payments, net of sublease income, under non-cancelable operating leases were as follows (in thousands):

Fiscal Year Ending	Lease Payments	Sublease Income	Net Obligation

2009	$23,004	(8,038)	$14,966
2010	20,385	(6,704)	13,681
2011	15,379	(2,606)	12,774
2012	12,651	(1,703)	10,948
2013	12,796	(1,474)	11,322
Thereafter	43,485	(2,209)	41,275

Total future minimum lease payments	$127,700	$(22,734)	$104,966

The summary of future minimum lease payments includes an aggregate gross amount of $93.3 million of lease obligations that principally expire through fiscal 2021, which have been accrued for in connection with the Company’s reorganization and restructuring actions (see Note 11) and previous actions taken by GlobespanVirata, Inc. prior to its merger with the Company in February 2004.

At October 3, 2008, the Company is contingently liable for approximately $3.0 million in operating lease commitments on facility leases that were assigned to Mindspeed at the time of its separation from the Company.

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

IPO Litigation — In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies from 1998 through 2000. In June 2003, Conexant, Inc. and the named officers and directors entered into a memorandum of understanding outlining a settlement agreement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all the claims against the former GlobeSpan, Inc. officers and directors. The final settlement was executed in June 2004. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement, which bar orders have since been modified. On December 5, 2006, the United States Court of Appeals for the Second Circuit reversed the lower court ruling that no class was properly certified. It is not yet clear what impact this decision will have on the issuers’ settlement. The settlement remains subject to a number of conditions and final approval. It is possible that the settlement will not be approved.

Class Action Suit — In February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006. The appellate argument was held on April 19, 2007. On July 31, 2007, the Third Circuit Court of Appeals vacated the District Court’s order dismissing Graden’s complaint and remanded the case for further proceedings. On August 27, 2008, the motion to dismiss was granted in part and denied in part. The judge left in claims against all of the individual defendants as well as against the Company.

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

The durations of the Company’s guarantees and indemnities vary, and in many cases are indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets as they are not estimated to be material. Product warranty costs are not significant.

Other

Tax Matter — During fiscal 2008, the Company settled certain proposed tax assessments related to an acquired foreign subsidiary. The final settlement related to preacquisition tax periods and the Company has been fully indemnified for the amount due. The settlement resulted in a reversal of $1.4 million of reserves, of which $0.6 million was recorded as a reduction to Goodwill and $0.9 million as a reduction to Special Charges.

The Company has recorded $8.9 million of unrecognized tax benefits as liabilities in accordance with FIN 48, and the Company is uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $.9 million as of October 3, 2008.

8.	Shareholders’ Equity

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.01 per share, and 25,000,000 shares of preferred stock, without par value, of which 5,000,000 shares are designated as Series A junior participating preferred stock (the Junior Preferred Stock).

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

Stock Option Plans

The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of October 3, 2008, approximately 7.6 million shares of the Company’s common stock are available for grant under the stock option and long-term incentive plans. Stock options are granted with exercise prices of not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for share-based payments:

	Fiscal Year Ended
	2008	2007	2006

Stock option plans:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	67%	68%	76%
Risk-free interest rate	3.2%	4.6%	4.5%
Average expected life (in years)	5.25	4.93	5.25
Stock purchase plan:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	69%	60%	76%
Risk-free interest rate	3.1%	4.8%	4.4%
Average expected life (in years)	0.50	0.50	0.50

The expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110.

A summary of stock option activity is as follows (shares in thousands):

	2008
		Weighted-
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at beginning of year	10,081	$23.90
Granted	329	7.41
Exercised	(2)	5.26
Forfeited or expired	(3,051)	23.17

Outstanding at end of year	7,357	23.54

Shares vested and expected to vest	7,026	$23.89

Exercisable at end of year	6,209	24.92

At October 3, 2008, of the 7.4 million stock options outstanding, approximately 6.0 million options were held by current employees and directors of the Company, and approximately 1.4 million options were held by employees of former businesses of the Company (i.e., Mindspeed, Skyworks, Jazz) who remain employed by one of these businesses. At October 3, 2008, stock options outstanding had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 3.3 years. At October 3, 2008, exercisable stock options had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 2.7 years. The total intrinsic value of options exercised and total cash received from employees as a result of stock option exercises during the fiscal 2008 was immaterial. The total intrinsic values of options exercised during fiscal 2007 and 2006 were $2.1 million and $8.9 million, respectively.

Directors Stock Plan

The Company has a Directors Stock Plan (DSP) which provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the DSP, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. During fiscal 2008, 0.01 million stock option grants were awarded under the DSP. At October 3, 2008, approximately 0.1 million shares of the Company’s common stock are available for grant under the DSP.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or on the purchase date. Under the ESPP, employees may authorize the Company to withhold up to 15% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 200 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally six months in duration, but may be terminated earlier under certain circumstances. During the twelve months ended October 3, 2008, 0.2 million shares were issued under the ESPP at a weighted average per share price of $5.11, approximately 2.0 million shares of the Company’s common stock are reserved for future issuance under the ESPP, of which 1.3 million shares will become available in 0.3 million share annual increases, subject to the Board selecting a lower amount.

During fiscal 2008, 2007 and 2006, the Company recognized compensation expense of $11.8 million, $12.9 million and $37.7 million, respectively, for stock options, and $0.3 million, $2.2 million and $4.2 million for stock purchase plans in its consolidated statement of operations. Included in the stock option compensation expense recognized during fiscal 2006 is $1.0 million of stock option modification charges relating to (i) the resignation of the Company’s President pursuant to the terms of his employment agreement, as amended, and (ii) the resignation of one member of our Board of Directors. These modifications involved the extension of post-resignation exercise periods and an acceleration of vesting for the member of our Board of Directors.

The Company classified stock based compensation expense of $1.4 million, $3.2 million and $3.0 million to discontinued operations for fiscal 2008, 2007 and 2006, respectively. At October 3, 2008, the total unrecognized fair value compensation cost related to non-vested stock options and employee stock purchase plan awards was $23.6 million, which is expected to be recognized over a remaining weighted average period of approximately 1.7 years.

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

Performance Plan

The performance-based awards may be settled, at the Company’s election at the time of payment, in cash, shares of common stock or any combination of cash and common stock. A summary of share-based award activity under the Performance Plan is as follows (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value

Outstanding, September 28, 2007	90	$22.90
Granted	400	6.49
Forfeited	(90)	20.88

Outstanding, October 3, 2008	400	$6.49

During fiscal 2008, the Company recorded a reversal of previously recognized stock based compensation expense of $1.1 million, related to the non-achievement of certain performance criteria and stock based compensation expense of $1.4 million, related to award grants that are still outstanding. During fiscal 2007 and 2006, the Company recorded expense of $1.5 million and $0.6 million, respectively. At October 3, 2008, the total unrecognized fair value compensation cost related to non-vested Performance Plan share awards was $1.3 million, which is expected to be recognized over a remaining weighted average period of approximately 0.6 years. At October 3, 2008, approximately 0.1 million shares of the Company’s common stock are available for issuance under this plan.

2004 New Hire Plan

The New Hire Plan contains service-based awards as well as awards which vest based on the achievement of certain stock price appreciation conditions. A summary of share-based award activity under the New Hire Plan is as follows (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value

Outstanding, September 28, 2007	311	$11.50
Granted	25	4.50
Vested	(162)	15.18
Forfeited	(100)	15.30

Outstanding, October 3, 2008	74	$10.59

Shares of the market condition awards may vest based upon two years of service and certain stock price appreciation conditions. The Company measures share awards with market conditions at fair value on the grant-date using valuation techniques in accordance with SFAS No. 123(R), which gives consideration to the range of various vesting probabilities.

During fiscal 2008 and 2007, the Company recognized $1.1 million and $0.3 million in stock based compensation expense related to the New Hire Plan, respectively. In addition, due to the departure of the Company’s former President and CEO in fiscal 2008, the vesting period of 0.2 million service-based awards was accelerated and 0.1 million market condition awards were forfeited due to non-achievement of vesting conditions resulting in the recognition of $1.3 million of stock based compensation and the reversal of $0.3 million of stock based compensation, respectively. At October 3, 2008, the total unrecognized fair value compensation cost related to non-vested New Hire Plan was $0.5 million, which is expected to be recognized over a remaining weighted average period of approximately 1.8 years. There were no shares granted or outstanding under the New Hire Plan in fiscal 2006.

9.	Employee Benefit Plans

Retirement Savings Plan

The Company sponsors 401(k) retirement savings plans that allow eligible U.S. employees to contribute a portion of their compensation, on a pre-tax or after-tax basis, subject to annual limits. The Company may match employee contributions in whole or in part up to specified levels, and the Company may make an additional discretionary contribution at fiscal year-end, based on the Company’s performance. Prior to June 4, 2004, all Company contributions to the retirement savings plans were invested in shares of the Company’s common stock and were vested immediately. Since June 4, 2004, Company contributions are made in cash, and are allocated based on the employee’s current investment elections. Expense under the retirement savings plans was $2.9 million, $3.8 million, and $4.3 million for fiscal 2008, 2007 and 2006, respectively.

Retirement Medical Plan

The Company has a retirement medical plan which covers certain of its employees and provides for medical payments to eligible employees and dependents upon retirement. At the time of the spin-off from Rockwell in fiscal 1999, the Company ceased offering retirement medical coverage to active salaried employees. Effective January 1, 2003, the Company elected to wind-down this plan, and it was phased out as of December 31, 2007. Retirement medical credit, consisting principally of interest accrued on the accumulated retirement medical obligation and the effects of the wind-down of the plan beginning in fiscal 2003, was approximately $1.0 million, $3.6 million and $3.3 million in fiscal 2008, 2007 and 2006, respectively. The wind-down of the plan was completed in fiscal 2008. No material payments are expected beyond fiscal 2008.

The following tables represent activity for the Retirement Medical Plan (in thousands):

	Fiscal Year Ended
	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$86	$375
Interest cost	—	14
Plan participants’ contributions	308	709
Actuarial gain	32	(234)
Benefits paid	(426)	(778)

Benefit obligation at end of year	$—	$86

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	118	69
Plan participants’ contributions	308	709
Benefits paid, including expenses	(426)	(778)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status to accrued benefit cost:
Funded status	$—	$(86)
Net actuarial loss	—	245
Net prior service credit	—	(1,393)
Adjustment for fourth quarter contributions	—	43

Accrued benefit cost	$—	$(1,191)

Weighted average assumptions for benefit obligations:
Measurement date	06/30/08	06/30/07
Discount rate	—	—
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A
Weighted average assumptions for net periodic benefit costs:
Discount rate	0.0%	6.25%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A
Components of net periodic benefit cost:
Interest cost	$—	$14
Amortization of prior service costs	(1,393)	(5,574)
Recognized net actuarial loss	278	1,771

Net periodic benefit cost	$(1,115)	$(3,789)

Pension Plans

In connection with a restructuring plan initiated in September 1998, the Company offered a voluntary early retirement program (VERP) to certain salaried employees. Pension benefits under the VERP were paid from a then newly established pension plan (the VERP Plan) of Conexant. Benefits payable under the VERP Plan were equal to the excess of the total early retirement pension benefit over the vested benefit obligation retained by Rockwell under a pension plan sponsored by Rockwell prior to Rockwell’s spin-off of the Company. The Company also has certain pension plans covering its non-U.S. employees and retirees.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively postretirement benefit plans) to recognize the funded status of their postretirement benefit plans in the statement of financial position; recognize the gains or losses and prior service costs or credits as a component of other comprehensive income that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”; measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position; and provide additional disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

For the fiscal year ended September 28, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial condition at September 28, 2007 has been included in the accompanying consolidated financial statements as described below. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans will require the Company to change its measurement date, beginning in fiscal year 2009, from June 26, 2009 to the Company’s fiscal year end date.

The effects of adopting the provisions of SFAS No. 158 on our Consolidated Balance Sheet at September 28, 2007 are presented in the following table (in thousands):

		Effective of
	Prior to Adopting	Adopting
	SFAS No. 158	SFAS No. 158	As Reported

Current liabilities	$807	$—	$807
Accumulated other comprehensive income	$4,906	$—	$4,906

The following tables represent activity for the VERP Plan (in thousands):

	Fiscal Year Ended
	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$20,464	$21,215
Interest cost	1,011	1,261
Actuarial gain	—	(155)
Benefits paid	(1,515)	(1,857)
Settlement payments	(20,989)	—
Settlement loss	1,029	—

Benefit obligation at end of year	$—	$20,464

Change in plan assets:
Fair value of plan assets at beginning of year	$19,122	$16,533
Actual return on plan assets	826	2,478
Employer contributions	2,556	1,968
Benefits paid, including expenses	(1,515)	(1,857)
Settlement payments	(20,989)	—

Fair value of plan assets at end of year	$—	$19,122

Reconciliation of funded status to net amounts recognized:
Funded status	$—	$(1,342)
Unrecognized net actuarial loss	—	—
Adjustment for fourth quarter expenses	—	—
Adjustment for fourth quarter contributions	—	535

Net amount recognized	$—	$(807)

	Fiscal Year Ended
	2008	2007

Amounts recognized in the statement of financial position:
Accrued benefit liability	$—	$(807)
Accumulated other comprehensive loss	—	4,906

Net amount recognized	$—	$4,099

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$—	$20,464
Accumulated benefit obligation	—	20,464
Fair value of plan assets at end of year	—	19,122
Weighted average assumptions for benefit obligations:
Measurement date	06/30/08	06/30/07
Discount rate	6.20%	6.20%
Expected long-term return on plan assets	8.6%	7.00%
Rate of compensation increase	N/A	N/A
Weighted average assumptions for net periodic benefit costs:
Discount rate	6.20%	6.23%
Expected return on plan assets	8.60%	7.00%
Rate of compensation increase	N/A	N/A
Components of net periodic benefit cost recognized in other comprehensive income:
Interest cost	$1,023	$1,261
Expected return on plan assets	(1,247)	(1,121)
Recognized net actuarial loss	141	221
Settlement adjustment	4,820	—

Net periodic benefit cost recognized in other comprehensive income	$4,737	$361

Weighted average asset allocation:
Equity securities	—	75.0%
Debt securities	—	20.0%
Other	—	5.0%

Total	—	100.0%

In May 2008, the Company determined it would terminate its VERP which it had offered to certain salaried employees in association with a restructuring plan initiated in September 1998. The Company settled its liability related to the VERP via the purchase of a non-participating annuity contract. During fiscal 2008, the Company recorded a pension settlement charge of $6.3 million. As a result of the termination, no further contributions or benefit payouts will occur. Net pension expense was a credit of approximately $0.1 million for fiscal 2008 and expense of approximately $0.4 million for each of fiscal 2007 and 2006.

10.	Asset Impairments

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

Broadband Access

During fiscal 2008, the Company continued its review and assessment of the future prospects of its businesses, products and projects with particular attention given to the BBA business unit. The current challenges in the competitive DSL market have resulted in the net book value of certain assets within the BBA business unit to be considered not fully recoverable. As a result, the Company recorded impairment charges of $108.8 million related to goodwill, $1.9 million related to intangible assets, $6.5 million related to property, plant and equipment and $3.4 million related to electronic design automation tools (see below).

Broadband Media Processing

During fiscal 2008, the Company reevaluated its reporting unit operations with particular attention given to various scenarios for the BMP business. The determination was made that the net book value of certain assets within the BMP business unit were considered not fully recoverable. As a result, the Company recorded impairment charges of $119.6 million and $2.1 million to goodwill and property, plant and equipment, respectively. The impairment charges have been included in net loss from discontinued operations.

Electronic Design Automation Tools

During fiscal 2008, the Company performed a detailed analysis on its inventory of electronic design automation (“EDA”) tools and technology licenses that are specifically related to the BMP and BBA operations.

The majority of BMP related EDA tools and technology licenses are not transferable upon the sale of BMP to NXP (see Note 2). The EDA tools and technology licenses associated with the BMP operations will have no useful application to the Company’s remaining operations and therefore an impairment charge related to the EDA tools and technology licenses of $21.1 million was recognized in fiscal 2008. The impairment charges have been presented as discontinued operations in the condensed consolidated statement of operations since they relate to BMP.

The future operations of the BBA business unit were deemed insufficient to support the realization of the EDA tools and technology utilized by the BBA business unit and were determined to have no useful application to the Company’s remaining operations; therefore, an impairment charge related to the EDA tools and technology licenses of $3.4 million was recognized during fiscal 2008.

During fiscal 2007, the Company recorded asset impairment charges of $226.1 million, consisting primarily of goodwill impairment charges of $184.7 million, intangible impairment charges of $30.3 million and property, plant and equipment impairment charges of $6.1 million resulting from declines in the embedded wireless network product lines coupled with the Company’s decision to discontinue further investment in stand-alone wireless networking product lines. In addition, during fiscal 2007, the Company’s loss from discontinued operations includes asset impairment charges of $128.2 million. The fiscal 2007 asset impairment charges included in discontinued operations is comprised of goodwill impairment charges of $124.8 million which resulted from declines in the performance of certain broadband media products in the prior fiscal year.

11.	Special Charges

Special charges consist of the following (in thousands):

	Fiscal Year Ended
	2008	2007	2006

Litigation charges	$—	$20,047	$70,000
Restructuring charges	12,366	9,909	3,259
VERP settlement charge	6,294	—	—
Other special (credits) charges	(1,029)	441	(100)

	$17,631	$30,397	$73,159

Litigation Charges

During fiscal 2007, the Company recorded $20.0 million in litigation charges primarily related to the settlement of its litigation with Orckit Communications Ltd. During fiscal 2006, the Company recorded $70.0 million in litigation charges related to the settlement of its patent infringement litigation with Texas Instruments Incorporated. See Note 7 for further information regarding legal matters.

Restructuring Charges

The Company has implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.

As of October 3, 2008, the Company has remaining restructuring accruals of $28.9 million, of which $0.1 million relates to workforce reductions and $28.8 million relates to facility and other costs. Of the $28.9 million of restructuring accruals at October 3, 2008, $11.0 million is included in other current liabilities and $17.9 million is included in other non-current liabilities in the accompanying consolidated balance sheet. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2009 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). As a result, the Company recorded the net present value of the future lease obligations and will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.

Fiscal 2008 Restructuring Actions — During fiscal 2008, the Company announced its decision to discontinue investments in standalone wireless networking solutions and other product areas. In relation to these announcements, the Company has recorded $6.3 million of total charges for the cost of severance benefits for the affected employees. Additionally, the Company recorded charges of $1.8 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated.

Activity and liability balances recorded as part of the Fiscal 2008 Restructuring Actions during fiscal 2008 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$6,254	$1,762	$8,016
Cash payments	(6,161)	(731)	(6,892)

Restructuring balance, October 3, 2008	$93	$1,031	$1,124

Fiscal 2007 Restructuring Actions — During fiscal 2007, the Company announced several facility closures and workforce reductions. In total, the Company has notified approximately 670 employees of their involuntary termination and recorded $9.5 million of total charges for the cost of severance benefits for the affected employees. Additionally, the Company recorded charges of $2.0 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The non-cash facility accruals resulted from the reclassification of deferred gains on the previous sale-leaseback of two facilities totaling $8.0 million in fiscal 2008 and $4.9 million in fiscal 2007. As a result of the Company’s sale of its BMP business unit in fiscal 2008, restructuring expenses of $2.9 million and $2.2 million, incurred in fiscal 2008 and 2007, respectively, which were related to fiscal 2007 restructuring actions were reclassed to discontinued operations in the consolidated statements of operations.

Activity and liability balances recorded as part of the Fiscal 2007 Restructuring Actions through October 3, 2008 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$9,477	$2,040	$11,517
Non-cash items	—	4,868	4,868
Cash payments	(5,841)	(268)	(6,109)

Restructuring balance, September 28, 2007	3,636	6,640	10,276
Charged to costs and expenses	11	6,312	6,323
Non-cash items	—	8,039	8,039
Cash payments	(3,631)	(4,309)	(7,940)

Restructuring balance, October 3, 2008	$16	$16,682	$16,689

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

Activity and liability balances recorded as part of the Fiscal 2006 and 2005 Restructuring Actions in fiscal 2008, 2007 and 2006 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Restructuring balance, October 1, 2005	$3,609	$25,220	$28,829
Charged to costs and expenses	1,852	1,407	3,259
Reclassification from accrued compensation and benefits and other	1,844	55	1,899
Cash payments	(5,893)	(8,031)	(13,924)

Restructuring balance, September 29, 2006	1,412	18,651	20,063
Reclassification to other current liabilities and other liabilities	—	(2,687)	(2,687)
Charged to costs and expenses	55	559	614
Cash payments	(1,336)	(4,007)	(5,343)

Restructuring balance, September 28, 2007	131	12,516	12,647
Reclassification from other current liabilities and other liabilities	—	3,359	3,359
Charged to costs and expenses	(130)	285	155
Cash payments	(1)	(5,123)	(5,124)

Restructuring balance, October 3, 2008	$—	$11,037	$11,037

12.	Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

	Fiscal Year Ended
	2008	2007	2006

Investment and interest income	$7,237	$13,833	$17,921
Decrease in the fair value of derivative instruments	(14,974)	(952)	(16,666)
Impairment of equity securities	—	—	(19,872)
Loss on rental property	(1,435)	—	—
Gain on sale of property	5,414	—	—
Realized gains on sales of equity securities	896	17,016	4,414
Other, net	(947)	6,251	(269)

	$(3,809)	$36,148	$(14,472)

Other income (expense), net for fiscal 2008 was primarily comprised of $7.2 million of investment and interest income on invested cash balances, $15.0 million decrease in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock mainly due to a decline in Mindspeed’s stock price during fiscal 2008 and $1.4 million of expense related to a rental property. In addition, the sale of property, primarily related to the sale of a building in Noida, India generated a gain of $5.4 million.

Other income (expense), net for fiscal 2007 was primarily comprised of $13.8 million of investment and interest income on invested cash balances and $17.0 million of gains on investments in equity securities, primarily the sale of the Skyworks shares.

Other income (expense), net for fiscal 2006 was comprised of a $19.9 million charge for the other-than-temporary impairment of equity securities (including an $18.5 million charge related to the Company’s 6.2 million shares of Skyworks common stock), a $16.7 million decrease in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock mainly due to a decline in Mindspeed’s stock price during fiscal 2006, partially offset by $17.9 million of investment and interest income and $4.4 million of gains on sales of equity securities.

13.	Related Party Transactions

Mindspeed Technologies, Inc.

As of October 3, 2008 the Company holds a warrant to purchase six million shares of Mindspeed common stock at an exercise price of $17.04 per share exercisable through June 2013. In addition, two members of the Company’s Board of Directors also serve on the Board of Mindspeed. No significant amounts were due to or receivable from Mindspeed at October 3, 2008.

Lease Agreement — The Company subleases an office building to Mindspeed. Under the sublease agreement, Mindspeed pays amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. The Company recorded income related to the Mindspeed sublease agreement of $2.6 million in fiscal 2008 and $2.5 million during each of fiscal 2007 and 2006. Additionally, Mindspeed made payments directly to the Company’s landlord totaling $4.0 million, $4.1 million and $4.0 million in fiscal 2008, 2007 and 2006, respectively.

Skyworks Solutions, Inc. (Skyworks)

One member of the Company’s Board of Directors, also serves on the Board of Skyworks. No significant amounts were due to or receivable from Skyworks at October 3, 2008.

Inventory Purchases — During fiscal 2008, 2007 and 2006, the Company purchased inventory from Skyworks totaling $4.8 million, $1.2 million and $1.9 million, respectively.

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

As of October 3, 2008, Jazz is no longer a related party of the Company.

14.	Segment Information

Geographic Regions:

Net revenues by geographic regions, based upon the country of destination, were as follows (in thousands):

	Fiscal Year Ended
	2008	2007	2006

United States	$25,160	$26,287	$34,339
Other Americas	10,098	10,664	9,645

Total Americas	35,258	36,951	43,984
China	318,968	356,281	415,160
South Korea	8,385	17,640	26,143
Taiwan	28,350	42,110	90,217
Other Asia-Pacific	86,340	94,686	133,082

Total Asia-Pacific	442,043	510,717	664,602
Europe, Middle East and Africa	25,359	25,908	44,641

	$502,660	$573,576	$753,227

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For fiscal 2008, 2007 and 2006, there was one distribution customer that accounted for 16%,

16% and 12% of net revenues, respectively. Sales to the Company’s twenty largest customers represented approximately 71%, 72% and 68% of net revenues for fiscal 2008, 2007 and 2006, respectively.

Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	October 3,	September 28,
	2008	2007

United States	$52,515	$79,281
India	4,499	10,544
Other Asia-Pacific	6,766	6,280
Europe, Middle East and Africa	34	721

	$63,814	$96,826

Product Lines

In early fiscal 2008, the Company decided to discontinue its investments in stand-alone wireless networking products and technologies. As a result, the Company has moved gateway-oriented embedded wireless networking products and technologies, which enable and support the Company’s DSL gateway solutions, into its Broadband Access product line beginning in fiscal 2008. Net revenues by product line after giving effect to the change in product line groups are as follows (in thousands):

	Fiscal Year Ended
	2008	2007	2006

Imaging and PC Media	$276,942	$311,275	$397,635
Broadband Access Products	225,718	262,301	355,592

	$502,660	$573,576	$753,227

15.	Quarterly Results of Operations (Unaudited)

The following is a summary of the Company’s unaudited quarterly results of operations for fiscal 2008 and 2007 (in thousands, except per share data).

	Fiscal Quarter Ended
Fiscal 2008	Oct. 3, 2008	Jun. 27, 2008	Mar. 28, 2008	Dec. 28, 2007

Net revenues	$122,615	$115,594	$118,518	$145,933
Gross margin	66,315	58,408	62,037	82,121
Net (loss) income from continuing operations	(2,227)	(126,419)	(8,197)	3,481
Gain on sale of discontinued operations	6,268	—	—	—
Net loss from discontinued operations	(3,124)	(23,452)	(133,807)	(12,699)
Net income (loss)	917	(149,871)	(142,004)	(9,218)
Net (loss) income per share from continuing operations, basic and fully diluted	(0.04)	(2.56)	(0.17)	0.07
Net gain per share from sale of discontinued operations, basic and fully diluted	0.13	—	—	—
Net loss per share from discontinued operations, basic and fully diluted	(0.07)	(0.47)	(2.71)	(0.26)
Net loss per share, basic and fully diluted	0.02	(3.03)	(2.88)	(0.19)

	Fiscal Quarter Ended
Fiscal 2007	Sep. 28, 2007	Jun. 29, 2007	Mar. 30, 2007	Dec. 30, 2006

Net revenues	$138,933	$134,252	$136,084	$164,307
Gross margin	66,097	63,705	65,143	83,167
Net (loss) income from continuing operations	(90,616)	(12,738)	(124,342)	6,506
Net loss from discontinued operations	(144,149)	(22,489)	(9,104)	(5,530)
Net (loss) income	(234,765)	(35,227)	(133,446)	976
Net (loss) income per share from continuing operations, basic and fully diluted	(1.84)	(0.26)	(2.54)	0.13
Net loss per share from discontinued operations, basic and fully diluted	(2.93)	(0.43)	(0.19)	(0.15)
Net loss per share, basic and fully diluted	(4.77)	(0.72)	(2.73)	(0.02)

16.	Supplemental Guarantor Financial Information

In November 2006, the Company issued $275.0 million of floating rate senior secured notes due November 2010. The floating rate senior secured notes rank equally in right of payment with all of the Company’s (the Parent’s) existing and future senior debt and senior to all of its existing and future subordinated debt. The notes are also jointly, severally and unconditionally guaranteed, on a senior basis, by three of the Parent’s wholly owned U.S. subsidiaries: Conexant, Inc., Brooktree Broadband Holding, Inc., and Ficon Technology, Inc. (collectively, the Subsidiary Guarantors). The guarantees rank equally in right of payment with all of the Subsidiary Guarantors’ existing and future senior debt and senior to all of the Subsidiary Guarantors’ existing and future subordinated debt.

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

The following guarantor financial information has been adjusted to reflect the Company’s discontinued operations. See Note 2 for further information regarding the sale of the Company’s BMP product line during fiscal 2008. In addition, subsequent to the issuance of the Company’s fiscal 2007 consolidated financial statements, the Company has corrected its guarantor financial information to: (1) properly apply the equity method of accounting to its condensed consolidating financial statements at September 28, 2007; and (2) properly present the results of its intercompany transactions within its condensed consolidating balance sheets and statements of cash flows (as financing activities rather than operating activities) for the years ended September 28, 2007 and September 29, 2006 in accordance with SEC Regulation S-X, Rule 3-10(f).

The following tables present the Company’s condensed consolidating balance sheets as of October 3, 2008 and September 28, 2007 (in thousands):

	October 3, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$69,738	$—	$36,145	$—	$105,883
Restricted cash	18,000	—	8,800	—	26,800
Receivables	—	169,158	57,584	(177,745)	48,997
Inventories	36,439	—	—	—	36,439
Other current assets	33,543	3	4,991	—	38,537

Total current assets	157,720	169,161	107,520	(177,745)	256,656
Property and equipment, net	14,366	—	10,546	—	24,912
Goodwill	17,911	89,404	3,097	—	110,412
Intangible assets, net	8,527	5,992	452	—	14,971
Other assets	36,955	—	2,497	—	39,452
Investments in subsidiaries	291,511	19,188	—	(310,699)	—

Total assets	$526,990	$283,745	$124,112	$(488,444)	$446,403

Current liabilities:
Current portion of long-term debt	$17,707	$—	$—	$—	$17,707
Short-term debt	—	—	40,117	—	40,117
Accounts payable	164,057	—	48,582	(177,745)	34,894
Accrued compensation and benefits	12,078	—	2,911	—	14,989
Other current liabilities	40,479	932	2,974	—	44,385

Total current liabilities	234,321	932	94,584	(177,745)	152,092
Long-term debt	373,693	—	—	—	373,693
Other liabilities	55,710	—	1,642	—	57,352

Total liabilities	663,724	932	96,226	(177,745)	583,137

Shareholders’ equity	(136,734)	282,813	27,886	(310,699)	(136,734)

Total liabilities and equity	$526,990	$283,745	$124,112	$(488,444)	$446,403

	September 28, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$199,263	$—	$34,884	$—	$234,147
Restricted cash	—	—	8,800	—	8,800
Receivables	—	169,158	90,957	(179,259)	80,856
Inventories	42,007	—	—	—	42,007
Other current assets	11,957	2	6,172	—	18,131
Current assets held for sale	42,060	173,640	34,751	—	250,451

Total current assets	295,287	342,800	175,564	(179,259)	634,392
Property and equipment, net	29,833	—	16,843	—	46,676
Goodwill	68,834	133,411	12,390	—	214,635
Intangible assets, net	5,764	18,244	589	—	24,597
Other assets	63,554	—	2,115	—	65,669
Investments in subsidiaries	530,107	11,563	—	(541,670)	—

Total assets	$993,379	$506,018	$207,501	$(720,929)	$985,969

Current liabilities:
Current portion of long-term debt	$58,000	$—	$—	$—	$58,000
Short-term debt	—	—	80,000	—	80,000
Accounts payable	183,940	—	75,890	(179,259)	80,571
Accrued compensation and benefits	16,941	—	6,250	—	23,191
Other current liabilities	65,778	931	3,636	—	70,345
Current liabilities to be assumed	1,979	—	1,946	—	3,925

Total current liabilities	326,638	931	167,722	(179,259)	316,032
Long-term debt	467,000	—	—	—	467,000
Other liabilities	53,226	—	3,196	—	56,422

Total liabilities	846,864	931	170,918	(179,259)	839,454

Shareholders’ equity	146,515	505,087	36,583	(541,670)	146,515

Total liabilities and equity	$993,379	$506,018	$207,501	$(720,929)	$985,969

The following tables present the Company’s condensed consolidating statements of operations for the fiscal years ended October 3, 2008, September 28, 2007 and September 29, 2006 (in thousands):

	Year Ended October 3, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net revenues	$457,617	$35,765	$45,043	$(35,765)	$502,660
Cost of goods sold	195,765	—	38,014	—	233,779

Gross margin	261,852	35,765	7,029	(35,765)	268,881
Operating expenses:
Research and development	125,162	—	—	—	125,162
Selling, general and administrative	78,585	—	7,561	—	86,146
Amortization of intangible assets	2,495	12,252	767	—	15,514
Asset impairments	28,039	92,730	—	—	120,769
Special charges	15,357	—	2,274	—	17,631

Total operating expenses	249,638	104,982	10,602	—	365,222

Operating loss	12,214	(69,217)	(3,573)	(35,765)	(96,341)
Equity in (loss) income of subsidiaries	(201,449)	7,623	—	193,826	—
Interest expense	(27,105)	—	(4,493)	—	(31,598)
Other (expense) income, net	(34,197)	—	30,388	—	(3,809)

(Loss) income before income taxes and gain on equity method investments	(250,537)	(61,594)	22,322	158,061	(131,748)
Provision for income taxes	337	—	4,081	—	4,418

(Loss) income before gain on equity method investments	(250,874)	(61,594)	18,241	158,061	(136,166)
Gain on equity method investments	2,804	—	—	—	2,804

(Loss) income from continuing operations	(248,070)	(61,594)	18,241	158,061	(133,362)
Gain on sale of discontinued operations, net of tax	1,777	1,609	2,882	—	6,268
(Loss) gain from discontinued operations, net of tax	(53,883)	(119,600)	401	—	(173,082)

Net (loss) income	$(300,176)	$(179,585)	$21,524	$158,061	$(300,176)

	Year Ended September 28, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net revenues	$449,139	$34,908	$124,437	$(34,908)	$573,576
Cost of goods sold	189,117	—	106,347	—	295,464

Gross margin	260,022	34,908	18,090	(34,908)	278,112
Operating expenses:
Research and development	171,330	—	2,190	—	173,520
Selling, general and administrative	78,508	—	12,921	—	91,429
Amortization of intangible assets	2,038	18,234	987	—	21,259
Asset impairments	11,141	214,972	—	—	226,113
Special charges	27,266	—	3,131	—	30,397

Total operating expenses	290,283	233,206	19,229	—	542,718

Operating loss	(30,261)	(198,298)	(1,139)	(34,908)	(264,606)
Equity in (loss) income of subsidiaries	(347,095)	334	—	346,761	—
Interest expense	(34,193)	—	(6,590)	—	(40,783)
Other income	15,151	—	20,997	—	36,148

(Loss) income before income taxes and gain on equity method investments	(396,398)	(197,964)	13,268	311,853	(269,241)
Provision for (benefit from) income taxes	774	—	2,357	—	3,131

(Loss) income before gain on equity method investments	(397,172)	(197,964)	10,911	311,853	(272,372)
Gain on equity method investments	51,182	—	—	—	51,182

(Loss) gain from continuing operations	(345,990)	(197,964)	10,911	311,853	(221,190)
Loss from discontinued operations, net of tax	(56,472)	(124,800)	—	—	(181,272)

Net (loss) income	$(402,462)	$(322,764)	$10,911	$311,853	$(402,462)

	Year Ended September 29, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net revenues	$600,389	$275,666	$152,838	$(275,666)	$753,227
Cost of goods sold	297,865	219,310	135,116	(254,502)	397,789
Gain on cancellation of supply agreement	(17,500)	—	—	—	(17,500)

Gross margin	320,024	56,356	17,722	(21,164)	372,938
Operating expenses:
Research and development	186,980	18,992	2,081	(18,982)	189,071
Selling, general and administrative	94,728	13,424	13,279	(2,431)	119,000
Amortization of intangible assets	1,861	26,851	1,153	—	29,865
Asset impairments	85			—	85
Special charges	3,159	70,000	—	—	73,159

Total operating expenses	286,813	129,267	16,513	(21,413)	411,180

Operating income (loss)	33,211	(72,911)	1,209	249	(38,242)
Equity in (loss) income of subsidiaries	(63,269)	1,101	—	62,168	—
Interest expense	(24,980)	(4,254)	(5,143)	—	(34,377)
Other (expense) income, net	(33,261)	—	18,789	—	(14,472)

(Loss) income before income taxes and loss on equity method investments	(88,299)	(76,064)	14,855	62,417	(87,091)
Provision for income taxes	603	—	1,208	—	1,811

(Loss) income before loss on equity method investments	(88,902)	(76,064)	13,647	62,417	(88,902)
Loss on equity method investments	(8,164)	—	—	—	(8,164)

(Loss) income from continuing operations	(97,066)	(76,064)	13,647	62,417	(97,066)
Loss from discontinued operations, net of tax	(25,525)	—	—	—	(25,525)

Net (loss) income	$(122,591)	$(76,064)	$13,647	$62,417	$(122,591)

The following tables present the Company’s condensed consolidating statements of cash flows for the fiscal years ended October 3, 2008, September 28, 2007 and September 29, 2006 (in thousands):

	Year Ended October 3, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(65,165)	$(2,922)	$39,185	$10,552	$(18,350)
Cash flows from investing activities:
Proceeds from sale of business	82,035	—	13,332	—	95,367
Proceeds from sales of property, plant and equipment	574	—	8,375	—	8,949
Purchases of property and equipment	(3,601)	—	(2,357)	—	(5,958)
Payments for acquisitions	(16,088)	—	—	—	(16,088)
Purchases of equity securities	(755)	—	—	—	(755)
Increase in restricted cash	(18,000)	—	—	—	(18,000)
Purchases of accounts receivable	—	—	(520,643)	520,643	—
Collections of accounts receivable	—	—	531,195	(531,195)	—

Net cash provided by (used in) investing activities	44,165	—	29,902	(10,552)	63,515

Cash flows from financing activities:
Proceeds from short-term debt, net	—	—	(39,883)	—	(39,883)
Repurchases and retirements of long-term debt	(133,600)	—	—	—	(133,600)
Proceeds from issuance of common stock	1,087	—	—	—	1,087
Repayment of shareholder notes	25	—	—	—	25
Interest rate swap security deposit	(2,516)	—	—	—	(2,516)
Intercompany balances, net	26,479	2,922	(29,401)	—	—

Net cash used in financing activities	(108,525)	2,922	(69,284)	—	(174,887)

Net decrease in cash and cash equivalents	(129,525)	—	(197)	—	(129,722)
Cash and cash equivalents at beginning of year	199,263	—	36,342	—	235,605

Cash and cash equivalents at end of year	$69,738	$—	$36,145	$—	$105,883

	Year Ended September 28, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(185,293)	$84,155	$109,973	$(20,686)	$(11,851)
Cash flows from investing activities:
Proceeds from sale of equity securities and other assets	168,186	—	—	—	168,186
Proceeds from sales and maturities of marketable debt securities	100,573	—	—	—	100,573
Purchases of marketable securities	(27,029)	—	—	—	(27,029)
Purchases of property and equipment	(15,970)	—	(14,352)	—	(30,322)
Payments for acquisitions	(5,029)	—	—	—	(5,029)
Purchases of equity securities	(1,200)	—	—	—	(1,200)
Purchases of accounts receivable	—	—	(606,122)	606,122	—
Collections of accounts receivable	—	—	601,131	(601,131)	—

Net cash provided by (used in) investing activities	219,531	—	(19,343)	4,991	205,179

Cash flows from financing activities:
Proceeds from short-term debt, net	—	—	(1,198)	—	(1,198)
Proceeds from long-term debt, net	264,760	—	—	—	264,760
Repurchases and retirements of long-term debt	(456,500)	—	—	—	(456,500)
Proceeds from issuance of common stock	9,568	—	—	—	9,568
Repayment of shareholder notes	21	—	—	—	21
Dividends paid	—	—	(15,695)	15,695	—
Intercompany balances, net	171,778	(84,155)	(87,623)	—	—

Net cash used in financing activities	(10,373)	(84,155)	(104,516)	15,695	(183,349)

Net increase (decrease) in cash and cash equivalents	23,865	—	(13,886)	—	9,979
Cash and cash equivalents at beginning of year	175,398	—	50,228	—	225,626

Cash and cash equivalents at end of year	$199,263	$—	$36,342	$—	$235,605

	Year Ended September 29, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$62,387	$(63,391)	$4,183	$(71,504)	$(68,325)
Cash flows from investing activities:
Proceeds from equity securities and other assets	6,870	—	—	—	6,870
Proceeds from sales and maturities of marketable securities	146,219	—	—	—	146,219
Purchases of marketable securities	(93,646)	—	—	—	(93,646)
Purchases of property and equipment	(20,146)	—	(13,865)	—	(34,011)
Payments for acquisitions	(11,531)	—	—	—	(11,531)
Purchases of equity securities	(2,454)	—	—	—	(2,454)
Restricted cash	—	—	(8,800)	—	(8,800)
Purchases of accounts receivable	—	—	(574,572)	574,572	—
Collections of accounts receivable	—	—	503,068	(503,068)	—

Net cash provided by (used in) investing activities	25,312	—	(94,169)	71,504	2,647

Cash flows from financing activities:
Proceeds from short-term debt, net	—	—	78,459	—	78,459
Proceeds from long-term debt, net	243,583	—	—	—	243,583
Repurchases and retirements of long-term debt	(254,684)	—	—	—	(254,684)
Proceeds from issuance of common stock	21,050	—	—	—	21,050
Repayment of shareholder notes	192	—	—	—	192
Intercompany balances, net	(93,235)	63,391	29,844	—	—

Net cash provided by financing activities	(83,094)	63,391	108,303	—	88,600

Net increase in cash and cash equivalents	4,605	—	18,317	—	22,922
Cash and cash equivalents at beginning of year	170,793	—	31,911	—	202,704

Cash and cash equivalents at end of year	$175,398	$—	$50,228	$—	$225,626

17.	Subsequent events

Subsequent to fiscal 2008, the Company, Conexant USA and Wachovia Bank National Association (“Wachovia”) amended the credit facility. This amendment extends the termination date of the credit facility to November 27, 2009 and correspondingly extends the terms of the Receivables Purchase Agreement and the Servicing Agreement, each dated as of November 29, 2005, between the Company and Conexant USA. In addition, the amendment lowers its borrowing limit to $50.0 million to accommodate the overall lower business volumes which are primarily attributable to the sale of the BMP business unit in fiscal 2008. The credit facility will bear interest at a rate of the seven-day LIBOR (reset weekly) plus 1.25%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Conexant Systems, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheets of Conexant Systems, Inc. and subsidiaries (the “Company”) as of October 3, 2008 and September 28, 2007, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive loss for each of the three years in the period ended October 3, 2008. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Conexant Systems, Inc. and subsidiaries as of October 3, 2008 and September 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 3, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Costa Mesa, California
November 25, 2008

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 3, 2008.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2008, there were no changes in the Company’s internal controls over financial reporting or in other factors that have or are reasonably likely to materially affect these controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 3, 2008.

The Company’s effectiveness of internal control over financial reporting as of October 3, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and Deloitte & Touche has issued a report on the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Conexant Systems, Inc.
Newport Beach, California

We have audited the internal control over financial reporting of Conexant Systems, Inc. and subsidiaries (the “Company”) as of October 3, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 3, 2008 of the Company and our report dated November 25, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Costa Mesa, California
November 25, 2008

PART III

Certain information required by Part III is omitted from this Annual Report because the Company will file its definitive Proxy Statement for the Annual Meeting of Shareowners to be held on February 18, 2009 pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Executive Officers — The information required by this Item is incorporated herein by reference to the section entitled “Executive Officers” in the Proxy Statement.

(b) Directors — The information required by this Item is incorporated herein by reference to the section entitled “Election of Directors” in the Proxy Statement.

(c) Audit Committee and Audit Committee Financial Expert — Certain information required by this Item is incorporated herein by reference to the section entitled “Report of the Audit Committee” in the Proxy Statement. The board of directors has determined that E. Bendush, Chairman of the Audit Committee, is an “audit committee financial expert” and “independent” as defined under applicable SEC and NASDAQ rules. The board’s affirmative determination was based, among other things, upon his extensive experience as Chief Financial Officer of Applied Micro Circuits Corporation and his service at Silicon Systems.

(d) We adopted our “Standards of Business Conduct,” a code of ethics that applies to all employees, including our executive officers. A copy of the Standards of Business Conduct is posted on our Internet site at www.conexant.com. In the event that we make any amendment to, or grant any waivers of, a provision of the Standards of Business Conduct that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our Internet site.

(e) Section 16(a) Beneficial Ownership Reporting Compliance — The information required by this Item is incorporated herein by reference to the section entitled “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Report of the Compensation and Management Development Committee,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections entitled “Certain Relationships and Related Person Transactions” and “Board Committees and Meetings” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled “Ratification of Selection of Independent Auditors — Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended October 3, 2008 are included herewith:

(2) Supplemental Schedules

Page

Schedule II — Valuation and Qualifying Accounts	103

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibits		Description

2.1		Asset Purchase Agreement, dated April 29, 2008, by and between the Company and NXP B.V. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
2.2		Agreement and Plan of Merger, dated as of September 26, 2006, by and among Acquicor Technology Inc., Joy Acquisition Corp., Jazz Semiconductor, Inc. and T.C. Group, L.L.C., as the stockholders’ representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2006)
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.A.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)
3	.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
3.2		Amended By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 20, 2008)
4.1		Rights Agreement, dated as of November 30, 1998, by and between the Company and Mellon Investor Services, L.L.C. (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed on December 11, 1998 (File No. 333-68755))
4	.1.1	First Amendment to Rights Agreement, dated as of December 9, 1999, by and between the Company and Mellon Investor Services, L.L.C. (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999)
4.2		Indenture, dated as of March 7, 2006, by and between the Company and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association, as trustee, including the form of the Company’s 4% Convertible Subordinated Notes due March 1, 2026 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 8, 2006)

Exhibits		Description

4	.2.1	Registration Rights Agreement, dated as of March 7, 2006, by and between the Company and Lehman Brothers, Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 8, 2006)
4.3		Indenture, dated as of November 13, 2006, by and among the Company, the subsidiary guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee, including the form of the Company’s Floating Rate Senior Secured Note due 2010 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 16, 2006)
4	.3.1	Registration Rights Agreement, dated as of November 13, 2006, by and among the Company, the subsidiary guarantors party thereto, and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company N.A.) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on November 16, 2006)
*10	.1	Conexant Systems, Inc. 1999 Long-Term Incentives Plan, as amended (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 filed on May 26, 2000 (File No. 333-37918))
*10	.1.1	Form of Stock Option Agreement under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
*10	.1.2	Form of Restricted Stock Agreement (Performance Vesting) under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
*10	.1.3	Form of Restricted Stock Agreement (Time Vesting) under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
*10	.1.4	Copy of resolutions of the Board of Directors of the Company, adopted August 13, 1999 amending, among other things, the 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10-e-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999)
*10	.2	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on May 9, 2002, as amended June 13, 2002, in connection with the Skyworks transaction (incorporated by reference to Exhibit 10-b-9 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.2.1	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 13, 2002 in connection with the Skyworks transaction (incorporated by reference to Exhibit 10-b-10 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.3	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed spin-off (incorporated by reference to Exhibit 10-b-11 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)
*10	.3.1	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed spin-off (incorporated by reference to Exhibit 10-b-12 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)
*10	.4	Amended and Restated Conexant Systems, Inc. Retirement Savings Plan (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed on December 21, 2006 (File No. 333-139547))
*10	.5	Conexant Systems, Inc. Directors Stock Plan, as amended (incorporated by reference to Exhibit 10-e-1 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)
*10	.6	Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended (incorporated by reference to Exhibit (D)(2) of Amendment No. 2 to Schedule TO filed on December 1, 2004)

Exhibits		Description

*10	.6.1	Resolutions adopted by the Board of Directors of the Company on February 25, 2004 with respect to the use of shares available under certain GlobespanVirata, Inc. stock plans for future grants under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan (incorporated by reference to Exhibit 4.5.2 of the Company’s Registration Statement on Form S-8 filed on March 15, 2004 (File No. 333-113595))
*10	.6.2	Form of Stock Option Agreement under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended (incorporated by reference to Exhibit 10-f-3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)
*10	.7	GlobespanVirata, Inc. 1999 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 filed on March 8, 2004 (File No. 333-113399))
*10	.7.1	GlobespanVirata, Inc. 1999 Supplemental Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5.2 to the Company’s Registration Statement on Form S-8 filed on March 8, 2004 (File No. 333-113399))
*10	.7.2	Amended and Restated GlobespanVirata, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.5.3 to the Company’s Registration Statement on Form S-8 filed on March 8, 2004 (File No. 333-113399))
*10	.8	Conexant Systems, Inc. 2001 Performance Share Plan and related Performance Share Award Terms and Conditions (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on November 21, 2007 (File No. 333-73858))
*10	.9	Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on May 28, 2004 (File No. 333-115983))
*10	.9.1	Form of Stock Option Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 10-j-2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)
*10	.9.2	Form of Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007)
*10	.10	Conexant Systems, Inc. 2007 Peak Performance Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 20, 2006)
*10	.11	Conexant Systems, Inc. 2008 Peak Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2007)
*10	.12	Deferred Compensation Plan II, effective January 1, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 5, 2006)
*10	.13	Employment Agreement, dated as of June 21, 2007, by and between the Company and Daniel A. Artusi (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007)
*10	.13.1	Separation Agreement and Release, dated April 21, 2008, by and between the Company and Daniel A. Artusi (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.14	Employment Agreement, dated as of February 27, 2004, by and between the Company and Lewis C. Brewster (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)
*10	.14.1	Separation and Release Agreement dated as of August 8, 2008 by and between the Company and Lewis C. Brewster (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 29, 2008)
*10	.15	Employment Agreement, dated as of April 14, 2008, by and between the Company and D. Scott Mercer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)

Exhibits		Description

*10	.16	Employment Agreement, dated as of April 14, 2008, by and between the Company and C. Scherp (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.17	Employment Agreement, dated as of April 14, 2008, by and between the Company and S. Chittipeddi (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.18	Employment Agreement, dated as of August 24, 2007, by and between the Company and Karen Roscher (incorporated by reference to Exhibit 10-k-12 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)
*10	.18.1	Amendment dated as of May 29, 2008 to Employment Agreement dated as of August 24, 2007 by and between Karen Roscher (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 2, 2008)
*10	.19	Employment Agreement, dated as of February 18, 2008, by and between the Company and Mark Peterson (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.19.1	Amendment dated as of May 29, 2008 to Employment Agreement dated as of February 18, 2008 by and between Mark Peterson (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 2, 2008)
10.20		Distribution Agreement, dated as of June 25, 2003, by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 1, 2003
10	.20.1	Employee Matters Agreement, dated as of June 27, 2003 by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on July 1, 2003)
10	.20.2	Tax Allocation Agreement, dated as of June 27, 2003, by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed on July 1, 2003)
**10	.21	Capacity & Reservation Deposit Agreement, dated as of March 20, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
10	.21.1	Amendment No. 1 to Capacity & Reservation Deposit Agreement, dated as of March 24, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.21.2	Amendment No. 2 to Capacity & Reservation Deposit Agreement, dated as of August 1, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.21.3	Amendment No. 3 to Capacity & Reservation Deposit Agreement, dated as of May 17, 2001, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-4 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.21.4	Amendment No. 4 to Capacity & Reservation Deposit Agreement, dated as of August 24, 2001, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-5 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.21.5	Foundry Agreement, dated as of July 27, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-6 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.22	Form of Indemnity Agreement between the Company and the directors and certain executives of the Company (incorporated by reference to Exhibit 10-q-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)
*10	.23	Summary of Non-Employee Director Compensation and Benefits (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)

Exhibits		Description

10.24		Receivables Purchase Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and the Company (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 1, 2005)
10	.24.1	Credit and Security Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and Wachovia Bank, N.A. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on December 1, 2005)
10	.24.2	Servicing Agreement, dated as of November 29, 2005, by and between the Company and Conexant USA, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on December 1, 2005)
10	.24.3	Extension Letter Agreement, dated November 21, 2006, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC (incorporated by reference to Exhibit 10-r-4 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2006)
10	.24.4	Extension Letter Agreement, dated October 11, 2007, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC (incorporated by reference to Exhibit 10-r-5 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)
10	.24.5	Extension Letter Agreement, dated November 24, 2008, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC
10.25		Stockholder Support Agreement, dated as of September 26, 2006, by and among Acquicor Technology Inc., the Company, RF Micro Devices, Inc., Carlyle Partners III, L.P., CP III Coinvestment, L.P. and Carlyle High Yield Partners, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K file on October 2, 2006)
10.26		IP License Agreement, dated as of April 29, 2008, by and between the Company and NXP B.V. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
12		Computation of Ratio of Earnings to Fixed Charges for each of the five years ended October 3, 2008
21		List of Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
24		Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company
31.1		Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2		Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32		Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.

**	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(c) Financial Statement Schedules

See subsections (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on November 25, 2008.

CONEXANT SYSTEMS, INC.

By:	/s/ D. SCOTT MERCER
D. Scott Mercer
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on November 25, 2008 by the following persons on behalf of the registrant and in the capacities indicated:

Signature		Title

D. Scott Mercer D. Scott Mercer		Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Christian Scherp Christian Scherp		President

Karen Roscher* Karen Roscher		Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

William E. Bendush* William E. Bendush		Director

Steven J. Bilodeau* Steven J. Bilodeau		Director

Dwight W. Decker* Dwight W. Decker		Director

F. Craig Farrill* F. Craig Farrill		Director

Balakrishnan S. Iyer* Balakrishnan S. Iyer		Director

Matthew E. Massengill* Matthew E. Massengill		Director

Jerre L. Stead* Jerre L. Stead		Director

*By:	/s/ KAREN ROSCHER Karen Roscher, Attorney-in-fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	(Credited)	Additions	Balance at
	Beginning	to Costs and	(Deductions)	End of
Description	of Year	Expenses	(1)	Year
	(In thousands)

Fiscal year ended October 3, 2008:
Allowance for doubtful accounts	$1,659	$(751)	$(74)	$834
Reserve for sales returns	3,264	(329)	—	2,935
Reserve for pricing allowances	—	—	—	—
Allowance for excess and obsolete inventories	17,139	5,619	(5,179)	17,579
Allowance for lower of cost or market inventories	379	(118)	(261)	—
Fiscal year ended September 28, 2007:
Allowance for doubtful accounts	$842	$20	$797	$1,659
Reserve for sales returns	3,248	988	(972)	3,264
Reserve for pricing allowances	500	(500)	—	—
Allowance for excess and obsolete inventories	32,245	(2,837)	(12,269)	17,139
Allowance for lower of cost or market inventories	1,761	(1,159)	223	379
Fiscal year ended September 29, 2006:
Allowance for doubtful accounts	$3,803	$(2,192)	$(769)	$842
Reserve for sales returns	5,789	134	(2,675)	3,248
Reserve for pricing allowances	5,400	(4,900)	—	500
Allowance for excess and obsolete inventories	38,464	1,424	(7,643)	32,245
Allowance for lower of cost or market inventories	6,739	(4,932)	(46)	1,761

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.

EXHIBIT INDEX

Exhibits		Description

2.1		Asset Purchase Agreement, dated April 29, 2008, by and between the Company and NXP B.V. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
2.2		Agreement and Plan of Merger, dated as of September 26, 2006, by and among Acquicor Technology Inc., Joy Acquisition Corp., Jazz Semiconductor, Inc. and T.C. Group, L.L.C., as the stockholders’ representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2006)
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.A.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)
3	.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
3.2		Amended By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 20, 2008)
4.1		Rights Agreement, dated as of November 30, 1998, by and between the Company and Mellon Investor Services, L.L.C. (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed on December 11, 1998 (File No. 333-68755))
4	.1.1	First Amendment to Rights Agreement, dated as of December 9, 1999, by and between the Company and Mellon Investor Services, L.L.C. (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999)
4.2		Indenture, dated as of March 7, 2006, by and between the Company and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association, as trustee, including the form of the Company’s 4% Convertible Subordinated Notes due March 1, 2026 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 8, 2006)
4	.2.1	Registration Rights Agreement, dated as of March 7, 2006, by and between the Company and Lehman Brothers, Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 8, 2006)
4.3		Indenture, dated as of November 13, 2006, by and among the Company, the subsidiary guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee, including the form of the Company’s Floating Rate Senior Secured Note due 2010 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 16, 2006)
4	.3.1	Registration Rights Agreement, dated as of November 13, 2006, by and among the Company, the subsidiary guarantors party thereto, and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company N.A.) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on November 16, 2006)
*10	.1	Conexant Systems, Inc. 1999 Long-Term Incentives Plan, as amended (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 filed on May 26, 2000 (File No. 333-37918))
*10	.1.1	Form of Stock Option Agreement under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
*10	.1.2	Form of Restricted Stock Agreement (Performance Vesting) under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
*10	.1.3	Form of Restricted Stock Agreement (Time Vesting) under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

Exhibits		Description

*10	.1.4	Copy of resolutions of the Board of Directors of the Company, adopted August 13, 1999 amending, among other things, the 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10-e-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999)
*10	.2	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on May 9, 2002, as amended June 13, 2002, in connection with the Skyworks transaction (incorporated by reference to Exhibit 10-b-9 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.2.1	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 13, 2002 in connection with the Skyworks transaction (incorporated by reference to Exhibit 10-b-10 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.3	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed spin-off (incorporated by reference to Exhibit 10-b-11 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)
*10	.3.1	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed spin-off (incorporated by reference to Exhibit 10-b-12 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)
*10	.4	Amended and Restated Conexant Systems, Inc. Retirement Savings Plan (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed on December 21, 2006 (File No. 333-139547))
*10	.5	Conexant Systems, Inc. Directors Stock Plan, as amended (incorporated by reference to Exhibit 10-e-1 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)
*10	.6	Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended (incorporated by reference to Exhibit (D)(2) of Amendment No. 2 to Schedule TO filed on December 1, 2004)
*10	.6.1	Resolutions adopted by the Board of Directors of the Company on February 25, 2004 with respect to the use of shares available under certain GlobespanVirata, Inc. stock plans for future grants under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan (incorporated by reference to Exhibit 4.5.2 of the Company’s Registration Statement on Form S-8 filed on March 15, 2004 (File No. 333-113595))
*10	.6.2	Form of Stock Option Agreement under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended (incorporated by reference to Exhibit 10-f-3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)
*10	.7	GlobespanVirata, Inc. 1999 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 filed on March 8, 2004 (File No. 333-113399))
*10	.7.1	GlobespanVirata, Inc. 1999 Supplemental Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5.2 to the Company’s Registration Statement on Form S-8 filed on March 8, 2004 (File No. 333-113399))
*10	.7.2	Amended and Restated GlobespanVirata, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.5.3 to the Company’s Registration Statement on Form S-8 filed on March 8, 2004 (File No. 333-113399))
*10	.8	Conexant Systems, Inc. 2001 Performance Share Plan and related Performance Share Award Terms and Conditions (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on November 21, 2007 (File No. 333-73858))
*10	.9	Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on May 28, 2004 (File No. 333-115983))
*10	.9.1	Form of Stock Option Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 10-j-2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

Exhibits		Description

*10	.9.2	Form of Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007)
*10	.10	Conexant Systems, Inc. 2007 Peak Performance Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 20, 2006)
*10	.11	Conexant Systems, Inc. 2008 Peak Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2007)
*10	.12	Deferred Compensation Plan II, effective January 1, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 5, 2006)
*10	.13	Employment Agreement, dated as of June 21, 2007, by and between the Company and Daniel A. Artusi (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007)
*10	.13.1	Separation Agreement and Release, dated April 21, 2008, by and between the Company and Daniel A. Artusi (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.14	Employment Agreement, dated as of February 27, 2004, by and between the Company and Lewis C. Brewster (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)
*10	.14.1	Separation and Release Agreement dated as of August 8, 2008 by and between the Company and Lewis C. Brewster (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 29, 2008)
*10	.15	Employment Agreement, dated as of April 14, 2008, by and between the Company and D. Scott Mercer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.16	Employment Agreement, dated as of April 14, 2008, by and between the Company and C. Scherp (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.17	Employment Agreement, dated as of April 14, 2008, by and between the Company and S. Chittipeddi (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.18	Employment Agreement, dated as of August 24, 2007, by and between the Company and Karen Roscher (incorporated by reference to Exhibit 10-k-12 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)
*10	.18.1	Amendment dated as of May 29, 2008 to Employment Agreement dated as of August 24, 2007 by and between Karen Roscher (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 2, 2008)
*10	.19	Employment Agreement, dated as of February 18, 2008, by and between the Company and Mark Peterson (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.19.1	Amendment dated as of May 29, 2008 to Employment Agreement dated as of February 18, 2008 by and between Mark Peterson (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 2, 2008)
10.20		Distribution Agreement, dated as of June 25, 2003, by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 1, 2003
10	.20.1	Employee Matters Agreement, dated as of June 27, 2003 by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on July 1, 2003)

Exhibits		Description

10	.20.2	Tax Allocation Agreement, dated as of June 27, 2003, by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed on July 1, 2003)
**10	.21	Capacity & Reservation Deposit Agreement, dated as of March 20, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
10	.21.1	Amendment No. 1 to Capacity & Reservation Deposit Agreement, dated as of March 24, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.21.2	Amendment No. 2 to Capacity & Reservation Deposit Agreement, dated as of August 1, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.21.3	Amendment No. 3 to Capacity & Reservation Deposit Agreement, dated as of May 17, 2001, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-4 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.21.4	Amendment No. 4 to Capacity & Reservation Deposit Agreement, dated as of August 24, 2001, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-5 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.21.5	Foundry Agreement, dated as of July 27, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-6 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.22	Form of Indemnity Agreement between the Company and the directors and certain executives of the Company (incorporated by reference to Exhibit 10-q-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)
*10	.23	Summary of Non-Employee Director Compensation and Benefits (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
10.24		Receivables Purchase Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and the Company (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 1, 2005)
10	.24.1	Credit and Security Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and Wachovia Bank, N.A. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on December 1, 2005)
10	.24.2	Servicing Agreement, dated as of November 29, 2005, by and between the Company and Conexant USA, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on December 1, 2005)
10	.24.3	Extension Letter Agreement, dated November 21, 2006, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC (incorporated by reference to Exhibit 10-r-4 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2006)
10	.24.4	Extension Letter Agreement, dated October 11, 2007, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC (incorporated by reference to Exhibit 10-r-5 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)
10	.24.5	Extension Letter Agreement, dated November 24, 2008, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC
10.25		Stockholder Support Agreement, dated as of September 26, 2006, by and among Acquicor Technology Inc., the Company, RF Micro Devices, Inc., Carlyle Partners III, L.P., CP III Coinvestment, L.P. and Carlyle High Yield Partners, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K file on October 2, 2006)
10.26		IP License Agreement, dated as of April 29, 2008, by and between the Company and NXP B.V. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
12		Computation of Ratio of Earnings to Fixed Charges for each of the five years ended October 3, 2008

Exhibits	Description

21	List of Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.

**	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.