Form 10-K/A
period 2008-10-03
CONEXANT SYSTEMS INC
filed 2008-12-17
CIK 1069353

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 amends Conexant Systems Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended October 3, 2008, which was filed with the Securities and Exchange Commission on November 26, 2008 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing revised Reports of Independent Registered Public Accounting Firm and Exhibit 23, which include the conformed signature of the Company’s independent registered public accounting firm. The conformed signatures were not included in the Original Filing due to a clerical error in the Edgar conversion. Amendment No. 1 does not include the entire Form 10-K.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to November 26, 2008.

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
November 25, 2008

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

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
November 25, 2008

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit Listing

Exhibits	Description

23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company

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
D. Scott Mercer
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on November 25, 2008 by the following persons on behalf of the registrant and in the capacities indicated:

Signature		Title

D. Scott Mercer D. Scott Mercer		Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Christian Scherp Christian Scherp		President

Karen Roscher* Karen Roscher		Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

William E. Bendush* William E. Bendush		Director

Steven J. Bilodeau* Steven J. Bilodeau		Director

Dwight W. Decker* Dwight W. Decker		Director

F. Craig Farrill* F. Craig Farrill		Director

Balakrishnan S. Iyer* Balakrishnan S. Iyer		Director

Matthew E. Massengill* Matthew E. Massengill		Director

Jerre L. Stead* Jerre L. Stead		Director

*By:	/s/ KAREN ROSCHER Karen Roscher, Attorney-in-fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto

EXHIBIT INDEX

Exhibits	Description

23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company