Form 10-K/A
period 2008-10-03
CONEXANT SYSTEMS INC
filed 2009-02-11
CIK 1069353

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

EXPLANATORY NOTE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EXHIBIT 23
EX-31.3
EX-31.4
EX-32.1

EXPLANATORY NOTE

This Amendment No. 2 amends Conexant Systems Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended October 3, 2008, which was filed with the Securities and Exchange Commission on November 26, 2008 (the “Original Filing”). The Company is filing this Amendment No. 2 for the sole purpose of including conformed signatures of Deloitte & Touche LLP (“D&T”) in each of D&T’s reports included in Part II, Items 8 and 9A and in D&T’s consent filed as Exhibit 23 and to conform in Part II, Item 9A the Company’s disclosure regarding changes in its internal control over financial reporting to applicable Securities and Exchange Commission rules. In accordance with applicable Securities and Exchange Commission rules, we are including in this Amendment No. 2 the complete text of Part II, Items 8 and 9A, and Part IV, Item 15, as well as updated certifications of our Chief Executive Officer and Chief Financial Officer required by Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934. The conformed signatures were not included in the Original Filing due to a clerical error in the Edgar conversion. Amendment No. 2 does not include the entire Form 10-K.

Except as described above, this Amendment No. 2 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to November 26, 2008.

PART II

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)(1) Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended October 3, 2008 are included herewith:

(a)(2) Supplemental Schedules

Page

Schedule II — Valuation and Qualifying Accounts	58

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibits		Description

2.1		Asset Purchase Agreement, dated April 29, 2008, by and between the Company and NXP B.V. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
2.2		Agreement and Plan of Merger, dated as of September 26, 2006, by and among Acquicor Technology Inc., Joy Acquisition Corp., Jazz Semiconductor, Inc. and T.C. Group, L.L.C., as the stockholders’ representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2006)
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.A.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)
3	.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
3.2		Amended By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 20, 2008)
4.1		Rights Agreement, dated as of November 30, 1998, by and between the Company and Mellon Investor Services, L.L.C. (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed on December 11, 1998 (File No. 333-68755))
4	.1.1	First Amendment to Rights Agreement, dated as of December 9, 1999, by and between the Company and Mellon Investor Services, L.L.C. (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999)
4.2		Indenture, dated as of March 7, 2006, by and between the Company and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association, as trustee, including the form of the Company’s 4% Convertible Subordinated Notes due March 1, 2026 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 8, 2006)

Exhibits		Description

4	.2.1	Registration Rights Agreement, dated as of March 7, 2006, by and between the Company and Lehman Brothers, Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 8, 2006)
4.3		Indenture, dated as of November 13, 2006, by and among the Company, the subsidiary guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee, including the form of the Company’s Floating Rate Senior Secured Note due 2010 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 16, 2006)
4	.3.1	Registration Rights Agreement, dated as of November 13, 2006, by and among the Company, the subsidiary guarantors party thereto, and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company N.A.) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on November 16, 2006)
*10	.1	Conexant Systems, Inc. 1999 Long-Term Incentives Plan, as amended (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 filed on May 26, 2000 (File No. 333-37918))
*10	.1.1	Form of Stock Option Agreement under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
*10	.1.2	Form of Restricted Stock Agreement (Performance Vesting) under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
*10	.1.3	Form of Restricted Stock Agreement (Time Vesting) under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
*10	.1.4	Copy of resolutions of the Board of Directors of the Company, adopted August 13, 1999 amending, among other things, the 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10-e-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999)
*10	.2	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on May 9, 2002, as amended June 13, 2002, in connection with the Skyworks transaction (incorporated by reference to Exhibit 10-b-9 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.2.1	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 13, 2002 in connection with the Skyworks transaction (incorporated by reference to Exhibit 10-b-10 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.3	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed spin-off (incorporated by reference to Exhibit 10-b-11 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)
*10	.3.1	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed spin-off (incorporated by reference to Exhibit 10-b-12 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)
*10	.4	Amended and Restated Conexant Systems, Inc. Retirement Savings Plan (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed on December 21, 2006 (File No. 333-139547))
*10	.5	Conexant Systems, Inc. Directors Stock Plan, as amended (incorporated by reference to Exhibit 10-e-1 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)
*10	.6	Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended (incorporated by reference to Exhibit (D)(2) of Amendment No. 2 to Schedule TO filed on December 1, 2004)

Exhibits		Description

*10	.6.1	Resolutions adopted by the Board of Directors of the Company on February 25, 2004 with respect to the use of shares available under certain GlobespanVirata, Inc. stock plans for future grants under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan (incorporated by reference to Exhibit 4.5.2 of the Company’s Registration Statement on Form S-8 filed on March 15, 2004 (File No. 333-113595))
*10	.6.2	Form of Stock Option Agreement under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended (incorporated by reference to Exhibit 10-f-3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)
*10	.7	GlobespanVirata, Inc. 1999 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 filed on March 8, 2004 (File No. 333-113399))
*10	.7.1	GlobespanVirata, Inc. 1999 Supplemental Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5.2 to the Company’s Registration Statement on Form S-8 filed on March 8, 2004 (File No. 333-113399))
*10	.7.2	Amended and Restated GlobespanVirata, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.5.3 to the Company’s Registration Statement on Form S-8 filed on March 8, 2004 (File No. 333-113399))
*10	.8	Conexant Systems, Inc. 2001 Performance Share Plan and related Performance Share Award Terms and Conditions (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on November 21, 2007 (File No. 333-73858))
*10	.9	Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on May 28, 2004 (File No. 333-115983))
*10	.9.1	Form of Stock Option Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 10-j-2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)
*10	.9.2	Form of Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007)
*10	.10	Conexant Systems, Inc. 2007 Peak Performance Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 20, 2006)
*10	.11	Conexant Systems, Inc. 2008 Peak Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2007)
*10	.12	Deferred Compensation Plan II, effective January 1, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 5, 2006)
*10	.13	Employment Agreement, dated as of June 21, 2007, by and between the Company and Daniel A. Artusi (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007)
*10	.13.1	Separation Agreement and Release, dated April 21, 2008, by and between the Company and Daniel A. Artusi (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.14	Employment Agreement, dated as of February 27, 2004, by and between the Company and Lewis C. Brewster (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)
*10	.14.1	Separation and Release Agreement dated as of August 8, 2008 by and between the Company and Lewis C. Brewster (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 29, 2008)
*10	.15	Employment Agreement, dated as of April 14, 2008, by and between the Company and D. Scott Mercer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)

Exhibits		Description

*10	.16	Employment Agreement, dated as of April 14, 2008, by and between the Company and C. Scherp (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.17	Employment Agreement, dated as of April 14, 2008, by and between the Company and S. Chittipeddi (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.18	Employment Agreement, dated as of August 24, 2007, by and between the Company and Karen Roscher (incorporated by reference to Exhibit 10-k-12 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)
*10	.18.1	Amendment dated as of May 29, 2008 to Employment Agreement dated as of August 24, 2007 by and between Karen Roscher (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 2, 2008)
*10	.19	Employment Agreement, dated as of February 18, 2008, by and between the Company and Mark Peterson (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.19.1	Amendment dated as of May 29, 2008 to Employment Agreement dated as of February 18, 2008 by and between Mark Peterson (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 2, 2008)
10.20		Distribution Agreement, dated as of June 25, 2003, by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 1, 2003
10	.20.1	Employee Matters Agreement, dated as of June 27, 2003 by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on July 1, 2003)
10	.20.2	Tax Allocation Agreement, dated as of June 27, 2003, by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed on July 1, 2003)
**10	.21	Capacity & Reservation Deposit Agreement, dated as of March 20, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
10	.21.1	Amendment No. 1 to Capacity & Reservation Deposit Agreement, dated as of March 24, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.21.2	Amendment No. 2 to Capacity & Reservation Deposit Agreement, dated as of August 1, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.21.3	Amendment No. 3 to Capacity & Reservation Deposit Agreement, dated as of May 17, 2001, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-4 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.21.4	Amendment No. 4 to Capacity & Reservation Deposit Agreement, dated as of August 24, 2001, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-5 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.21.5	Foundry Agreement, dated as of July 27, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-6 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.22	Form of Indemnity Agreement between the Company and the directors and certain executives of the Company (incorporated by reference to Exhibit 10-q-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)
*10	.23	Summary of Non-Employee Director Compensation and Benefits (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)

Exhibits		Description

10.24		Receivables Purchase Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and the Company (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 1, 2005)
10	.24.1	Credit and Security Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and Wachovia Bank, N.A. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on December 1, 2005)
10	.24.2	Servicing Agreement, dated as of November 29, 2005, by and between the Company and Conexant USA, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on December 1, 2005)
10	.24.3	Extension Letter Agreement, dated November 21, 2006, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC (incorporated by reference to Exhibit 10-r-4 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2006)
10	.24.4	Extension Letter Agreement, dated October 11, 2007, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC (incorporated by reference to Exhibit 10-r-5 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)
10	.24.5#	Extension Letter Agreement, dated November 24, 2008, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC
10.25		Stockholder Support Agreement, dated as of September 26, 2006, by and among Acquicor Technology Inc., the Company, RF Micro Devices, Inc., Carlyle Partners III, L.P., CP III Coinvestment, L.P. and Carlyle High Yield Partners, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K file on October 2, 2006)
10.26		IP License Agreement, dated as of April 29, 2008, by and between the Company and NXP B.V. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
#12		Computation of Ratio of Earnings to Fixed Charges for each of the five years ended October 3, 2008
#21		List of Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
#24		Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company
#31	.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(a) or Rule 15d-15(e)
#31	.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or Rule 15d-15(e)
31.3		Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(a) or Rule 15d-15(e)
31.4		Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or Rule 15d-15(e)
#32		Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
32.1		Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.

**	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

#	Previously filed as an exhibit to the Original Filing.

(c) Financial Statement Schedules

See subsections (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC.
(Registrant)

Date: February 11, 2009

By	/s/ D. SCOTT MERCER
D. Scott Mercer
Chairman and Chief Executive Officer

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	(Credited)	Additions	Balance at
	Beginning	to Costs and	(Deductions)	End of
Description	of Year	Expenses	(1)	Year
	(In thousands)

Fiscal year ended October 3, 2008:
Allowance for doubtful accounts	$1,659	$(751)	$(74)	$834
Reserve for sales returns	3,264	(329)	—	2,935
Reserve for pricing allowances	—	—	—	—
Allowance for excess and obsolete inventories	17,139	5,619	(5,179)	17,579
Allowance for lower of cost or market inventories	379	(118)	(261)	—
Fiscal year ended September 28, 2007:
Allowance for doubtful accounts	$842	$20	$797	$1,659
Reserve for sales returns	3,248	988	(972)	3,264
Reserve for pricing allowances	500	(500)	—	—
Allowance for excess and obsolete inventories	32,245	(2,837)	(12,269)	17,139
Allowance for lower of cost or market inventories	1,761	(1,159)	223	379
Fiscal year ended September 29, 2006:
Allowance for doubtful accounts	$3,803	$(2,192)	$(769)	$842
Reserve for sales returns	5,789	134	(2,675)	3,248
Reserve for pricing allowances	5,400	(4,900)	—	500
Allowance for excess and obsolete inventories	38,464	1,424	(7,643)	32,245
Allowance for lower of cost or market inventories	6,739	(4,932)	(46)	1,761

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.

EXHIBIT INDEX

Exhibits		Description

2.1		Asset Purchase Agreement, dated April 29, 2008, by and between the Company and NXP B.V. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
2.2		Agreement and Plan of Merger, dated as of September 26, 2006, by and among Acquicor Technology Inc., Joy Acquisition Corp., Jazz Semiconductor, Inc. and T.C. Group, L.L.C., as the stockholders’ representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2006)
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.A.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)
3	.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
3.2		Amended By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 20, 2008)
4.1		Rights Agreement, dated as of November 30, 1998, by and between the Company and Mellon Investor Services, L.L.C. (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed on December 11, 1998 (File No. 333-68755))
4	.1.1	First Amendment to Rights Agreement, dated as of December 9, 1999, by and between the Company and Mellon Investor Services, L.L.C. (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999)
4.2		Indenture, dated as of March 7, 2006, by and between the Company and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association, as trustee, including the form of the Company’s 4% Convertible Subordinated Notes due March 1, 2026 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 8, 2006)
4	.2.1	Registration Rights Agreement, dated as of March 7, 2006, by and between the Company and Lehman Brothers, Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 8, 2006)
4.3		Indenture, dated as of November 13, 2006, by and among the Company, the subsidiary guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee, including the form of the Company’s Floating Rate Senior Secured Note due 2010 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 16, 2006)
4	.3.1	Registration Rights Agreement, dated as of November 13, 2006, by and among the Company, the subsidiary guarantors party thereto, and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company N.A.) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on November 16, 2006)
*10	.1	Conexant Systems, Inc. 1999 Long-Term Incentives Plan, as amended (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 filed on May 26, 2000 (File No. 333-37918))
*10	.1.1	Form of Stock Option Agreement under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
*10	.1.2	Form of Restricted Stock Agreement (Performance Vesting) under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
*10	.1.3	Form of Restricted Stock Agreement (Time Vesting) under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

Exhibits		Description

*10	.1.4	Copy of resolutions of the Board of Directors of the Company, adopted August 13, 1999 amending, among other things, the 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10-e-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999)
*10	.2	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on May 9, 2002, as amended June 13, 2002, in connection with the Skyworks transaction (incorporated by reference to Exhibit 10-b-9 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.2.1	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 13, 2002 in connection with the Skyworks transaction (incorporated by reference to Exhibit 10-b-10 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.3	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed spin-off (incorporated by reference to Exhibit 10-b-11 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)
*10	.3.1	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed spin-off (incorporated by reference to Exhibit 10-b-12 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)
*10	.4	Amended and Restated Conexant Systems, Inc. Retirement Savings Plan (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed on December 21, 2006 (File No. 333-139547))
*10	.5	Conexant Systems, Inc. Directors Stock Plan, as amended (incorporated by reference to Exhibit 10-e-1 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)
*10	.6	Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended (incorporated by reference to Exhibit (D)(2) of Amendment No. 2 to Schedule TO filed on December 1, 2004)
*10	.6.1	Resolutions adopted by the Board of Directors of the Company on February 25, 2004 with respect to the use of shares available under certain GlobespanVirata, Inc. stock plans for future grants under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan (incorporated by reference to Exhibit 4.5.2 of the Company’s Registration Statement on Form S-8 filed on March 15, 2004 (File No. 333-113595))
*10	.6.2	Form of Stock Option Agreement under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended (incorporated by reference to Exhibit 10-f-3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)
*10	.7	GlobespanVirata, Inc. 1999 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 filed on March 8, 2004 (File No. 333-113399))
*10	.7.1	GlobespanVirata, Inc. 1999 Supplemental Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5.2 to the Company’s Registration Statement on Form S-8 filed on March 8, 2004 (File No. 333-113399))
*10	.7.2	Amended and Restated GlobespanVirata, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.5.3 to the Company’s Registration Statement on Form S-8 filed on March 8, 2004 (File No. 333-113399))
*10	.8	Conexant Systems, Inc. 2001 Performance Share Plan and related Performance Share Award Terms and Conditions (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on November 21, 2007 (File No. 333-73858))
*10	.9	Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on May 28, 2004 (File No. 333-115983))
*10	.9.1	Form of Stock Option Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 10-j-2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

Exhibits		Description

*10	.9.2	Form of Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007)
*10	.10	Conexant Systems, Inc. 2007 Peak Performance Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 20, 2006)
*10	.11	Conexant Systems, Inc. 2008 Peak Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2007)
*10	.12	Deferred Compensation Plan II, effective January 1, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 5, 2006)
*10	.13	Employment Agreement, dated as of June 21, 2007, by and between the Company and Daniel A. Artusi (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007)
*10	.13.1	Separation Agreement and Release, dated April 21, 2008, by and between the Company and Daniel A. Artusi (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.14	Employment Agreement, dated as of February 27, 2004, by and between the Company and Lewis C. Brewster (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)
*10	.14.1	Separation and Release Agreement dated as of August 8, 2008 by and between the Company and Lewis C. Brewster (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 29, 2008)
*10	.15	Employment Agreement, dated as of April 14, 2008, by and between the Company and D. Scott Mercer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.16	Employment Agreement, dated as of April 14, 2008, by and between the Company and C. Scherp (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.17	Employment Agreement, dated as of April 14, 2008, by and between the Company and S. Chittipeddi (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.18	Employment Agreement, dated as of August 24, 2007, by and between the Company and Karen Roscher (incorporated by reference to Exhibit 10-k-12 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)
*10	.18.1	Amendment dated as of May 29, 2008 to Employment Agreement dated as of August 24, 2007 by and between Karen Roscher (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 2, 2008)
*10	.19	Employment Agreement, dated as of February 18, 2008, by and between the Company and Mark Peterson (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.19.1	Amendment dated as of May 29, 2008 to Employment Agreement dated as of February 18, 2008 by and between Mark Peterson (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 2, 2008)
10.20		Distribution Agreement, dated as of June 25, 2003, by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 1, 2003
10	.20.1	Employee Matters Agreement, dated as of June 27, 2003 by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on July 1, 2003)
10	.20.2	Tax Allocation Agreement, dated as of June 27, 2003, by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed on July 1, 2003)

Exhibits		Description

**10	.21	Capacity & Reservation Deposit Agreement, dated as of March 20, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
10	.21.1	Amendment No. 1 to Capacity & Reservation Deposit Agreement, dated as of March 24, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.21.2	Amendment No. 2 to Capacity & Reservation Deposit Agreement, dated as of August 1, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.21.3	Amendment No. 3 to Capacity & Reservation Deposit Agreement, dated as of May 17, 2001, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-4 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.21.4	Amendment No. 4 to Capacity & Reservation Deposit Agreement, dated as of August 24, 2001, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-5 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.21.5	Foundry Agreement, dated as of July 27, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-6 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.22	Form of Indemnity Agreement between the Company and the directors and certain executives of the Company (incorporated by reference to Exhibit 10-q-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)
*10	.23	Summary of Non-Employee Director Compensation and Benefits (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
10.24		Receivables Purchase Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and the Company (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 1, 2005)
10	.24.1	Credit and Security Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and Wachovia Bank, N.A. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on December 1, 2005)
10	.24.2	Servicing Agreement, dated as of November 29, 2005, by and between the Company and Conexant USA, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on December 1, 2005)
10	.24.3	Extension Letter Agreement, dated November 21, 2006, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC (incorporated by reference to Exhibit 10-r-4 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2006)
10	.24.4	Extension Letter Agreement, dated October 11, 2007, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC (incorporated by reference to Exhibit 10-r-5 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)
10	.24.5#	Extension Letter Agreement, dated November 24, 2008, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC
10.25		Stockholder Support Agreement, dated as of September 26, 2006, by and among Acquicor Technology Inc., the Company, RF Micro Devices, Inc., Carlyle Partners III, L.P., CP III Coinvestment, L.P. and Carlyle High Yield Partners, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K file on October 2, 2006)
10.26		IP License Agreement, dated as of April 29, 2008, by and between the Company and NXP B.V. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
#12		Computation of Ratio of Earnings to Fixed Charges for each of the five years ended October 3, 2008
#21		List of Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
#24		Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company

Exhibits		Description

#31	.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(a) or Rule 15d-15(e)
#31	.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or Rule 15d-15(e)
31.3		Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(a) or Rule 15d-15(e)
31.4		Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or Rule 15d-15(e)
#32		Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
32.1		Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.

**	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

#	Previously filed as an exhibit to the Original Filing.