Form 10-Q
period 2009-01-02
CONEXANT SYSTEMS INC
filed 2009-02-11
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 2, 2009
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
Yes ☐ No ☑
As of January 30, 2009, there were 49,759,643 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
     This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, the negatives of such expressions, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	our beliefs, subject to the qualifications expressed, regarding the sufficiency of our existing sources of liquidity and cash to fund our operations, research and development, anticipated capital expenditures and our working capital needs for at least the next 12 months and that we will be able to repatriate cash from our foreign operations on a timely and cost effective basis and that we will be able to sustain the recoverability of our goodwill, intangible and tangible long-term assets.

•	expectations that we will have sufficient capital needed to remain in business and repay our indebtedness as it becomes due;

•	expectation that we will be able to continue to meet NASDAQ listing requirements;

•	expectations regarding the market share of our products, growth in the markets we serve and our market opportunities;

•	expectations regarding price and product competition;

•	continued demand and future growth in demand for our products in the communications, PC and consumer markets we serve;

•	our plans and expectations regarding the transition of our semiconductor products to smaller line width geometries;

•	our product development plans;

•	our expectation that our largest customers will continue to account for a substantial portion of our revenue;

•	expectations regarding our contractual obligations and commitments;

•	expectation that we will be able to protect our products and services with proprietary technology and intellectual property protection;

•	expectation that we will be able to meet our lease obligations (and other financial commitments); and

•	expectation that we will be able to continue to rely on third party manufacturers to manufacture, assemble and test our products to meet our customers’ demands.
     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Part II, Item 1A of this Quarterly Report on Form 10-Q, and any of those made in our other reports filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

CONEXANT SYSTEMS, INC.
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	January 2,	October 3,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$110,327	$105,883
Restricted cash	20,500	26,800
Receivables, net of allowances of $868 and $834	40,514	48,997
Inventories, net	26,014	36,439
Other current assets	40,885	38,537

Total current assets	238,240	256,656

Property, plant and equipment, net	21,332	24,912
Goodwill	111,360	110,412
Intangible assets, net	9,910	14,971
Other assets	39,010	39,452

Total assets	$419,852	$446,403

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt	$—	$17,707
Short-term debt	32,868	40,117
Accounts payable	22,783	34,894
Accrued compensation and benefits	11,952	14,989
Other current liabilities	41,829	44,385

Total current liabilities	109,432	152,092

Long-term debt	391,400	373,693
Other liabilities	71,985	57,352

Total liabilities	572,817	583,137

Commitments and contingencies (Note 6)

Shareholders’ deficit:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 49,665 and 49,601 shares issued and outstanding	497	496
Additional paid-in capital	4,746,395	4,744,140
Accumulated deficit	(4,896,894)	(4,879,208)
Accumulated other comprehensive loss	(2,884)	(2,083)
Shareholder notes receivable	(79)	(79)

Total shareholders’ deficit	(152,965)	(136,734)

Total liabilities and shareholders’ deficit	$419,852	$446,403

See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Fiscal Quarter Ended
	January 2,	December 28,
	2009	2007
Net revenues	$86,498	$145,933
Cost of goods sold (1)	40,348	63,812

Gross margin	46,150	82,121

Operating expenses:
Research and development (1)	26,313	37,823
Selling, general and administrative (1)	19,483	20,014
Amortization of intangible assets	3,371	4,571
Gain on sale of intellectual property	(12,858)	—
Special charges	10,209	4,349

Total operating expenses	46,518	66,757

Operating (loss) income	(368)	15,364

Interest expense	6,054	9,449
Other expense, net	2,295	5,345

(Loss) income from continuing operations before income taxes and (loss) gain on equity method investments	(8,717)	570

Provision for income taxes	912	862

Loss from continuing operations before (loss) gain on equity method investments	(9,629)	(292)
(Loss) gain on equity method investments	(846)	3,773

(Loss) income from continuing operations	(10,475)	3,481

Loss from discontinued operations, net of tax (1)	(7,214)	(12,699)

Net loss	$(17,689)	$(9,218)

(Loss) income per share from continuing operations — basic and diluted	$(0.21)	$0.07

Loss per share from discontinued operations — basic and diluted	$(0.15)	$(0.26)

Net loss per share — basic and diluted	$(0.36)	$(0.19)

Shares used in computing basic per-share computations	49,657	49,236

Shares used in computing diluted per-share computations	49,657	49,399

(1)	These captions include non-cash employee stock-based compensation expense as follows (see Note 7):

	Fiscal quarter Ended
	January 2,	December 28,
	2009	2007
Cost of goods sold	$43	$114
Research and development	511	1,612
Selling, general and administrative	1,819	958
Loss from discontinued operations, net of tax	—	600
See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Fiscal Quarter Ended
	January 2,	December 28,
	2009	2007
Cash flows from operating activities:
Net loss	$(17,689)	$(9,218)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities, net of effects of acquisitions:
Depreciation	2,649	5,709
Amortization of intangible assets	3,371	4,781
Asset impairments	—	130
Reversal of provision for bad debts, net	—	(95)
Charges for inventory provisions, net	340	2,598
Deferred income taxes	(171)	5,593
Stock-based compensation	2,373	3,284
Decrease in fair value of derivative instruments	988	8,160
Losses (gains) of equity method investments	846	(542)
Other-than-temporary impairment of marketable securities	2,635	—
Gain on sale of intellectual property	(12,858)	—
Other items, net	600	32
Changes in assets and liabilities:
Receivables	8,483	9,274
Inventories	10,983	(323)
Accounts payable	(12,111)	(5,054)
Accrued expenses and other current liabilities	(4,458)	(21,765)
Accrued restructuring expenses	11,146	2,795
Other, net	(2,590)	3,387

Net cash (used in) provided by operating activities	(5,463)	8,746

Cash flows from investing activities:
Purchases of property, plant and equipment	(181)	(1,614)
Payments for acquisitions	(1,953)	—
Purchases of equity securities	—	(755)
Release of restricted cash	6,300	—
Proceeds from sale of intellectual property, net of expenses of $132	14,548	—

Net cash provided by (used in) investing activities	18,714	(2,369)

Cash flows from financing activities:
Repayments of short-term debt, including debt costs of $651 and $818	(7,900)	(9,845)
Proceeds from issuance of common stock	—	4
Interest rate swap security deposit	(907)	—

Net cash used in financing activities	(8,807)	(9,841)

Net increase (decrease) in cash and cash equivalents	4,444	(3,464)

Cash and cash equivalents at beginning of period	105,883	235,605

Cash and cash equivalents at end of period	$110,327	$232,141

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
2. Basis of Presentation and Significant Accounting Policies
Interim Reporting — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Fiscal Periods — The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2009 is a 52-week year and fiscal 2008 consisted of 53 weeks.
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
Prior to the fourth quarter of fiscal 2008, revenue with respect to sales to certain distributors was deferred until the products were sold by the distributors to third parties. During the fiscal quarter ended October 3, 2008, the Company evaluated three distributors for which revenue has historically been recognized when the purchased products are sold by the distributor to a third party due to the Company’s inability in prior years to enforce the contractual terms related to any right of return. The Company’s evaluation revealed that it is able to enforce the contractual right of return for the three distributors in an effective manner similar to that experienced with the other distributor customers. As a result, in the fourth quarter of fiscal 2008, the Company commenced the recognition of revenue on these three distributors upon shipment which is consistent with the revenue recognition point of other distributor customers. As a result, in the fiscal quarter ended October 3, 2008, the Company recognized $3.9 million of revenue on sales to these three distributors related to the change to revenue recognition upon shipment with a corresponding charge to cost of goods sold of $1.8 million. At January 2, 2009 and October 3, 2008, there is no significant deferred revenue related to sales to the Company’s distributors.
Revenue with respect to sales to customers to whom the Company has significant obligations after delivery is deferred until all significant obligations have been completed. At January 2, 2009 there was no deferred revenue. At October 3, 2008, deferred revenue related to shipments of products for which the Company had on-going performance obligations was $0.2 million. Deferred revenue is included in other current liabilities on the accompanying condensed consolidated balance sheets.
During the first quarter of fiscal 2008, the Company recorded approximately $14.7 million of non-recurring revenue from the buyout of a future royalty stream.
Liquidity — The Company has a $50.0 million credit facility with a bank, under which it had borrowed $32.9 million as of January 2, 2009. This credit facility matures on November 27, 2009 and is subject to additional 364-day extensions at the discretion of the bank.
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
Restricted Cash — The Company’s short-term debt credit agreement requires that the Company and its consolidated subsidiaries maintain minimum levels of cash on deposit with the bank throughout the term of the agreement. The Company classified $8.5 million and $8.8 million as restricted cash with respect to this credit agreement as of January 2, 2009 and October 3, 2008, respectively. See Note 5 for further information on the Company’s short-term debt.
As of January 2, 2009, the Company had one irrevocable stand-by letter of credit outstanding. The irrevocable stand-by letter of credit is collateralized by restricted cash balances of $12.0 million to secure inventory purchases from a vendor. The letter of credit expires on
May 31, 2009. The restricted cash balance securing the letter of credit is classified as current restricted cash on the condensed consolidated balance sheets. In addition, the Company has letters of credit collateralized by restricted cash aggregating $6.7 million to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the condensed consolidated balance sheets.
As of October 3, 2008, the Company had one irrevocable stand-by letter of credit outstanding. The irrevocable stand-by letter of credit is collateralized by restricted cash balances of $18.0 million to secure inventory purchases from a vendor. The restricted cash balance securing the letter of credit is classified as current restricted cash on the consolidated balance sheet. In addition, the Company has letters of credit collateralized by restricted cash aggregating $6.8 million to secure various long-term operating leases and the Company's self-insured worker's compensation plan. The restricted cash associated with these letters of credit is classified as other long term assets on the consolidated balance sheets.
Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”, or SFAS 109. SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that some of the deferred tax assets will not be realized.
In July 2006 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income
Taxes — an interpretation of FASB Statement No. 109”, or FIN 48. Under FIN 48, which the Company adopted effective September 29, 2007, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.
Review of Accounting for Research and Development Costs — During the fiscal quarter ended December 28, 2007, the Company reviewed its methodology of capitalizing photo mask costs used in product development. Photo mask designs are subject to significant verification and uncertainty regarding the final performance of the related part. Due to these uncertainties, the Company reevaluated its prior practice of capitalizing such costs and concluded that these costs should have been expensed as research and development costs as incurred. As a result, in the fiscal quarter ended December 28, 2007, the Company recorded a correcting adjustment of $5.3 million, representing the unamortized portion of the capitalized photo mask costs as of September 29, 2007. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board Opinion No. 28 “Interim Financial Reporting,” (“APB 28”), paragraph 29, and SEC Staff Accounting Bulletin Nos. 99 “Materiality” (“SAB 99”) and 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company believes that this correcting adjustment was not material to its estimated full-year results for 2008. In addition, the Company does not believe the correcting adjustment is material to the amounts reported in previous periods.
Derivative Financial Instruments — The Company’s derivative financial instruments as of January 2, 2009 principally consist of (i) the Company’s warrant to purchase six million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock and (ii) interest rate swaps. See Note 5 for information regarding the Mindspeed warrant.
Interest Rate Swaps — During fiscal 2008, the Company entered into three interest rate swap agreements with Bear Stearns Capital Markets, Inc. (counterparty) for a combined notional amount of $200 million to mitigate interest rate risk on $200 million of its Floating Rate Senior Secured Notes due 2010. In December 2008, the interest rate swap agreements were assigned, without modification, to J.P. Morgan Chase Bank, N.A.. Under the terms of the swaps, the Company will pay a fixed rate of 2.98% and receive a floating rate equal to three-month LIBOR, which will offset the floating rate paid on the Notes. The interest rate swaps meet the criteria for designation as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As a result of the repurchase of $80 million of the Company’s Floating Rate Senior Secured Notes in the fourth quarter of fiscal 2008, one of the swap contracts with a notional amount of $100 million was terminated. As a result of the swap contract termination, the Company recognized a $0.3 million gain based on the fair value of the contract on the termination date. The remaining two swap agreements require the Company to post cash collateral with the counterparty in a minimum amount of $2.1 million. The amount of collateral will adjust monthly based on a mark-to-market of the swaps. At January 2, 2009, the Company was required to post $3.5 million of cash collateral with the counterparty, which is included in other non-current assets on the accompanying condensed consolidated balance sheet. Based on the fair value of the swap agreements, the Company recorded a derivative liability of $2.1 million at January 2, 2009, which is included in other liabilities on the accompanying condensed consolidated balance sheet. The gain or loss is recognized immediately in other (income) expense, net, in the statements of operations when a designated hedging instrument is either terminated early or an improbable or ineffective portion of the hedge is identified.

At October 3, 2008, the Company had outstanding foreign currency forward exchange contracts with a notional amount of 210 million Indian Rupees, or approximately $4.4 million. All foreign currency forward exchange contracts matured at various dates through December 2008 and were not renewed. At January 2, 2009, there were no foreign currency forward exchange contracts outstanding.
The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Supplemental Cash Flow Information — Cash paid for interest was $2.7 million and $6.5 million for the fiscal quarter ended January 2, 2009 and December 28, 2007, respectively. Cash paid for income taxes for the fiscal quarter ended January 2, 2009 and December 28, 2007 was $0.5 million and $1.6 million, respectively. In the fiscal quarter ended January 2, 2009, non-cash investing activities included a $1.0 million accrual for a purchase payment to Zarlink Semiconductor, Inc. (see Note 5).
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
The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive (in thousands):

	Fiscal Quarter Ended
	January 2,	December 28,
	2009	2007
Stock options and warrants	6,872	9,472
4.00% convertible subordinated notes due March 2026	5,081	5,081

	11,953	14,553

	Fiscal Quarter Ended
	January 2,	December 28,
	2009	2007
Weighted average shares for basic net loss per share	49,657	49,236
Employee stock options and restricted stock units	—	163

Weighted average shares for diluted (loss) income per share	49,657	49,399

Reclassifications — The Company has reclassified the change in accrued restructuring expenses from accrued expenses and other current liabilities, and other, net, to accrued restructuring expenses on its condensed consolidated statements of cash flows for the fiscal quarter ended December 28, 2007. The Company has also reclassified expenses related to short-term debt from other, net, to repayments of short-term debt, net of expenses, for the fiscal quarter ended December 28, 2007. These reclassifications on the condensed consolidated statements cash flows did not affect the Company’s reported net increase (decrease) in cash and cash equivalents for the period.

Fiscal Quarter
Ended
December 28, 2007
Accrued expenses and other current liabilities, before reclassification	$(18,970)
Accrued restructuring expenses	(2,795)

Accrued expenses and other current liabilities, after reclassification	$(21,765)

Other, net, before reclassification	$2,569
Expenses related to short-term debt	818

Other, net, after reclassification	$3,387

Repayments of short-term debt, net of expenses, before reclassification	$(9,027)
Expenses related to short-term debt	(818)

Repayments of short-term debt, net of expenses, after reclassification	$(9,845)

Business Enterprise Segments — The Company operates in one reportable segment, broadband communications. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in condensed consolidated financial statements. Although the Company had two operating segments at January 2, 2009, under the aggregation criteria set forth in SFAS No. 131, it only operates in one reportable segment, broadband communications. The Company’s reporting units, which are also the Company’s operating units, Imaging and PC Media (“IPM”) and Broadband Access Products (“BBA”) were identified based upon the availability of discrete financial information and the chief operating decision maker’s regular review of the financial information for these operating segments. The Company evaluated these reporting units for components and noted that there are none below the IPM and BBA reporting units.
Under SFAS No. 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:
•	the nature of their products and services;

•	the nature of their production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.
     The Company meets each of the aggregation criteria for the following reasons:
•	the sale of semiconductor products is the only material source of revenue for each of the Company’s two operating segments;

•	the products sold by each of the Company’s operating segments use the same standard manufacturing process;

•	the products marketed by each of the Company’s operating segments are sold to similar customers; and

•	all of the Company’s products are sold through its internal sales force and common distributors.
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

     The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. For estimating fair values for purposes the goodwill impairment tests, the Company uses a weighted-average of present value techniques, specifically discounted cash flows and the use of multiples of revenues and earnings associated with comparable companies. The discounted cash flow technique considers the estimated internal value based upon the Company’s marketing and investment strategies. The use of revenues and earnings multiples of comparable companies considers external performance metrics. The Company applies a weighted-average of the two models, with the internal discounted cash flow model weighted more heavily than the revenue and earnings multiple model. The Company believes the resulting fair value provides a balance of both internal and external measurement components.
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
Goodwill is tested at the reporting unit level annually and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The global decline in consumer confidence and spending has dramatically impacted the Company’s financial performance as well as many of our competitors, peers, customers, and suppliers. This impact resulted in the Company’s evaluation of the recoverability of Goodwill during the first quarter of fiscal 2009.
The Company’s IPM business unit accounted for approximately 57 percent of the Company’s total revenues in the first quarter of fiscal 2009 and is associated with $110 million of goodwill as of January 2, 2009. Overall financial performance declines in the first quarter of fiscal 2009 resulted in an interim test for goodwill impairment. Based upon the results of the testing for the quarter ended January 2, 2009, the Company determined that despite recent declines in the IPM business unit, performance levels remain sufficient to support the current IPM related goodwill. The Company's fair value methods used for purposes of the goodwill impairment tests incorporated a weighted-average of present value techniques, specifically discounted cash flows and the use of multiples of revenues and earnings associated with comparable companies.
Recently Adopted Accounting Pronouncements
On October 4, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not have a material impact on its financial position, results of operations or liquidity.
SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.
SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value.
•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.
In accordance with FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), the Company elected to defer until October 3, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
On October 4, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company already records marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The adoption of SFAS No. 159 did not have an impact on the Company’s condensed consolidated financial statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.
Recently Issued Accounting Pronouncements
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” (“SFAS No. 160”) which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The Company will adopt
SFAS No. 160 no later than the first quarter of fiscal 2010 and it will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on its financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).
SFAS No. 161 requires expanded disclosures regarding the location and amount of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS No. 161 is effective for periods beginning on or after November 15, 2008. The Company does not believe that the adoption of SFAS No. 161 will have a material impact on its financial statement disclosures.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other generally accepted accounting principles (GAAP). The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2010. The Company is currently evaluating the impact of adopting FSP 142-3 on its condensed consolidated financial statements.
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Based on its initial analysis, the Company expects that the adoption of FSP APB 14-1 will result in an increase in the interest expense recognized on its convertible subordinated notes. See Note 5 to the Condensed Consolidated Financial Statements for further information on long-term debt.
In December 2008, the FASB issued FSP (FSP) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP 140-4 and FIN 46(R)-8). FSP 140-4 and FIN 46(R)-8 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. FSP 140-4 and FIN 46(R)-8 is effective for periods beginning on or after December 15, 2008. The Company does not believe that the adoption of FSP 140-4 and FIN 46(R)-8 will have a material impact on its financial statement disclosures.
3. Sale of Assets and Discontinued Operations
On August 11, 2008, the Company announced that it had completed the sale of its Broadband Media Processing (“BMP”) product lines to NXP B.V. (“NXP”). Pursuant to the Asset Purchase Agreement (“the agreement”), NXP acquired certain assets including, among other things, specified patents, inventory and contracts, and assumed certain employee-related liabilities. Pursuant to the agreement, the Company obtained a license to utilize technology that was sold to NXP and NXP obtained a license to utilize certain intellectual property that the Company retained. In addition, NXP agreed to provide employment to approximately 700 of the Company’s employees at locations in the United States, Europe, Israel, Asia-Pacific and Japan.
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company determined that the BMP business, which constituted an operating segment of the Company, qualifies as a discontinued operation. The results of the BMP business are being reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. In accordance with the provisions of EITF No. 87-24, Allocation of Interest to Discontinued Operations, interest expense is allocated to discontinued operations based on the expected proceeds from the sale, net of any expected permitted investments, over the next twelve months. For the fiscal quarter ended December 28, 2007, interest expense allocated to discontinued operations was $2.1 million.
For the fiscal quarters ended January 2, 2009 and December 28, 2007, BMP revenues and pretax loss classified as discontinued operations were $1.0 million and $7.2 million and $51.0 million and $12.7 million, respectively.

4. Fair Value of Certain Financial Assets and Liabilities
In accordance with SFAS No. 157, the following represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of January 2, 2009:

	Level 1	Level 2	Total
Assets:
Cash and cash equivalents	$110,327	$—	$110,327
Restricted cash	20,500	—	20,500
Marketable securities	403	—	403
Mindspeed warrant	—	63	63

Total Assets	$131,230	$63	$131,293

Liabilities:
Interest rate swap financial instruments	$—	$2,135	$2,135

Total Liabilities	$—	$2,135	$2,135

Level 2 assets consist of the Company’s warrant to purchase six million shares of Mindspeed common stock at an exercise price of $17.04 per share through June 2013. At January 2, 2009, the warrant was valued using the Black-Scholes-Merton model with expected terms for portions of the warrant varying from one to five years, expected volatility of 64%, a weighted average risk-free interest rate of 1.05% and no dividend yield (see Note 5).
Level 2 liabilities consist of the Company’s interest rate swap derivatives. The fair value of interest rate swap derivatives is primarily based on third-party pricing service models. These models use discounted cash flows that utilize the appropriate market-based forward swap curves commensurate with the terms of the underlying instruments.
5. Supplemental Financial Information
Inventories
Inventories consist of the following (in thousands):

	January 2,	October 3,
	2009	2008
Work-in-process	$13,656	$16,082
Finished goods	12,358	20,357

	$26,014	$36,439

At January 2, 2009 and October 3, 2008, inventories were net of excess and obsolete (E&O) inventory reserves of $14.6 million and $17.6 million, respectively.

Intangible Assets
Intangible assets consist of the following (in thousands):

	January 2, 2009			October 3, 2008
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Developed technology	$53,928	$(50,898)	$3,030	$67,724	$(62,285)	$5,439
Product licenses	3,510	(1,357)	2,153	11,032	(7,105)	3,927
Other intangible assets	7,240	(2,513)	4,727	8,240	(2,635)	5,605

	$64,678	$(54,768)	$9,910	$86,996	$(72,025)	$14,971

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	Remainder of 2009	2010	2011	2012	2013	Thereafter
Amortization expense	$4,035	$1,353	$1,237	$1,237	$1,031	$1,017
In October 2008, the Company sold intellectual property to a third party (see Note 10).
Goodwill
Goodwill is tested at the reporting unit level annually and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The global decline in consumer confidence and spending has dramatically impacted the Company’s financial performance as well as many of our competitors, peers, customers, and suppliers. This impact resulted in the Company’s evaluation of the recoverability of Goodwill during the first quarter of fiscal 2009.
The Company’s IPM business unit accounted for approximately 57 percent of the Company’s total revenues in the first quarter and is associated with $110 million of goodwill as of January 2, 2009. Overall financial performance declines in the first quarter of fiscal 2009 resulted in an interim test for goodwill impairment. Based upon the results of the testing for the quarter ended January 2, 2009, the Company determined that despite recent declines in the IPM business unit, performance levels remain sufficient to support the current IPM related goodwill balance. The Company’s fair value methods used for purposes the goodwill impairment tests incorporates a weighted average of present value techniques, specifically discounted cash flows and the use of multiples of revenues and earnings associated with comparable companies.
The changes in the carrying amounts of goodwill were as follows (in thousands):

Goodwill at October 3, 2008	$110,412
Additions	1,000
Other adjustments	(52)

Goodwill at January 2, 2009	$111,360

In October 2006, we acquired the assets of Zarlink Semiconductor Inc.’s packet switching business for $5.0 million. Under the terms of the Zarlink acquisition, we were required to pay additional amounts based upon the achievement of certain revenue targets. In the fiscal quarter ended January 2, 2009 we recorded an additional and final purchase payment of $1.0 million paid in January 2009.
Mindspeed Warrant
The Company has a warrant to purchase six million shares of Mindspeed common stock at an exercise price of $17.04 per share through June 2013. At January 2, 2009 and October 3, 2008, the market value of Mindspeed common stock was $0.92 and $2.08 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (expense) income, net each period. At January 2, 2009 and October 3, 2008, the aggregate fair value of the Mindspeed warrant included on the accompanying condensed consolidated balance sheets was $0.1 million and $0.5 million, respectively. At
January 2, 2009, the warrant was valued using the Black-Scholes-Merton model with expected terms for portions of the warrant varying from one to five years, expected volatility of 64%, a weighted average risk-free interest rate of 1.05% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying condensed consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.
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
Concurrent with the Company’s agreements with Conexant USA, Conexant USA entered into a credit facility which is secured by the assets of Conexant USA. Conexant USA is required to maintain certain minimum amounts on deposit (restricted cash) with the bank during the term of the credit agreement. Borrowings under the credit facility, which cannot exceed the lesser of $50.0 million and 85% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables, bear interest equal to 7-day LIBOR (reset weekly) plus 1.25% and was approximately 1.65% at January 2, 2009. In addition, Conexant USA pays a fee of 0.2% per annum for the unused portion of the line of credit. The credit agreement matures in November 2009 and remains subject to additional 364-day renewal periods at the discretion of the bank. In connection with the renewal in November 2008, the interest rate applied to borrowings under the credit facility increased from 7-day LIBOR plus 0.6% to 7-day LIBOR plus 1.25%.
The credit facility requires the Company and its consolidated subsidiaries to maintain minimum levels of shareholders’ equity and cash and cash equivalents. Further, any failure by the Company or Conexant USA to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit facility to immediately become due and payable. At January 2, 2009, Conexant USA had borrowed $32.9 million under this credit facility and the Company was in compliance with all credit facility requirements.
Long-Term Debt
Long-term debt consists of the following (in thousands):

	January 2,	October 3,
	2009	2008
Floating rate senior secured notes due November 2010	$141,400	$141,400
4.00% convertible subordinated notes due March 2026 with a conversion price of $49.20	250,000	250,000

Total	391,400	391,400
Less: current portion of long-term debt	—	(17,707)

Long-term debt	$391,400	$373,693

Floating rate senior secured notes due November 2010 — In November 2006, the Company issued $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010. Proceeds from this issuance, net of fees paid or payable, were approximately $264.8 million. The senior secured notes bear interest at three-month LIBOR (reset quarterly) plus 3.75%, and interest is payable in arrears quarterly on each February 15, May 15, August 15 and November 15, beginning on February 15, 2007. The senior secured notes are redeemable in whole or in part, at the option of the Company, at any time on or after November 15, 2008 at varying redemption prices that generally include premiums, which are defined in the indenture for the notes, plus accrued and unpaid interest. The

Company is required to offer to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to the Company’s business. In addition, upon a change of control, the Company is required to make an offer to redeem all of the senior secured notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. The floating rate senior secured notes rank equally in right of payment with all of the Company’s existing and future senior debt and senior to all of its existing and future subordinated debt. The notes are guaranteed by certain of the Company’s U.S. subsidiaries (the Subsidiary Guarantors). The guarantees rank equally in right of payment with all of the Subsidiary Guarantors’ existing and future senior debt and senior to all of the Subsidiary Guarantors’ existing and future subordinated debt. The notes and guarantees (and certain hedging obligations that may be entered into with respect thereto) are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Subsidiary Guarantors’ assets (other than accounts receivable and proceeds therefrom and subject to certain exceptions), including, but not limited to, the intellectual property, real property, plant and equipment now owned or hereafter acquired by the Company and the Subsidiary Guarantors. See Note 15 for financial information regarding the Subsidiary Guarantors.
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
Following the sale of the BMP business unit in August 2008 (see Note 3), the Company made an offer to repurchase $80.0 million of the senior secured notes at 100% of the principal amount plus any accrued and unpaid interest in September 2008. As a result of the 100% acceptance of the offer by the Company’s bondholders, $80.0 million of the senior secured notes were repurchased during the fourth quarter of fiscal 2008. The Company recorded a pretax loss on debt repurchase of $1.6 million during the fourth quarter of fiscal 2008 which included the write-off of deferred debt issuance costs. The pretax loss on debt repurchase of $1.6 million has been included in net loss from discontinued operations. During the fiscal quarter ended January 2, 2009, we did not have additional sufficient asset dispositions to trigger another required repurchase offer.
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
6. Commitments and Contingencies
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
IPO Litigation — In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies from 1998 through 2000. A tentative settlement of the claims against issuers and their officers and directors, including the GlobeSpan, Inc. officers and directors, was reached in 2004, but the settlement was never finally approved, and was abandoned after the United States Court of Appeals for the Second Circuit ruled, in an appeal by the underwriter defendants, that certification of similarly-defined classes was improper. The tentative settlement was abandoned in 2007, in light of a decision of the U.S. Court of Appeals for the Second Circuit vacating orders certifying similarly-defined classes in cases against the underwriters. The Company does not believe the ultimate outcome of this litigation will have a material adverse impact on its financial condition, results of operations, or cash flows.
Class Action Suit — In February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. The amended complaint alleged that plaintiff lost money in the Plan due to (i) poor Company merger-related performance, (ii) misleading disclosures by the Company regarding the merger, (iii) breaches of fiduciary duty regarding management of Plan assets, (iv) being encouraged to invest in Conexant Stock Fund, (v) being unable to diversify out of said fund and (vi) having the Company make its matching contributions in said fund. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006. The appellate argument was held on April 19, 2007. On July 31, 2007, the Third Circuit Court of Appeals vacated the District Court’s order dismissing Graden’s complaint and remanded the case for further proceedings. On August 27, 2008, the motion to dismiss was granted in part and denied in part. The judge left in claims against all of the individual defendants as well as against the Company. In January 2009, the Company and plaintiff agreed in principle to settle all outstanding claims in the litigation for $3.25 million. The Company recorded a Special Charge of $3.7 million as of January 2, 2009, to cover this settlement and any associated costs. The settlement remains subject to the negotiation of a definitive settlement agreement, confirmatory discovery, and approval by the District Court.
Based on its evaluation of legal matters which are pending or asserted, management believes the disposition of such matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
Guarantees and Indemnifications
The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell International Corporation, the Company assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz Semiconductors, Inc., the Company agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.
The durations of the Company’s guarantees and indemnities vary, and in many cases are indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying condensed consolidated balance sheets as they are not estimated to be material. Product warranty costs are not significant.
7. Stock Option Plans
The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of January 2, 2009, approximately 7.7 million shares of the Company’s common stock are available for grant under the stock option and long-term incentive plans. Stock options are granted with exercise prices of not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.
The Company accounts for its stock option plans in accordance with SFAS No. 123(R), “Share-Based Payment.” Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its condensed consolidated statements of operations over the service period that the awards are expected to vest. The Company measures the fair value of service-based awards and performance-based awards on the date of grant. Performance-based awards are evaluated for vesting probability each reporting period. Awards with market conditions are valued on the date of grant using the Monte Carlo Simulation Method giving consideration to the range of various vesting probabilities.
The following weighted average assumptions were used in the estimated grant date fair value calculations for share-based payments. There were no stock purchase plan grants in the quarters ended January 2, 2009 or December 28, 2007.

	Fiscal Quarter Ended
	January 2,	December 28,
	2009	2007
Stock option plans:
Expected dividend yield	$—	$—
Expected stock price volatility	75%	66%
Risk free interest rate	2.5%	4.0%
Average expected life (in years)	5.25	4.88

The expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in the SEC’s Staff Accounting Bulletin No. 110.
A summary of stock option activity is as follows (shares in thousands):

		Weighted
		Average
	Shares	Exercise Price
Outstanding, October 3, 2008	7,357	$23.54
Granted	20	1.97
Exercised	—	—
Forfeited	(978)	22.74

Outstanding, January 2, 2009	6,399	23.60

Shares vested and expected to vest, January 2, 2009	6,239	23.80

Exercisable, January 2, 2009	5,447	24.95

At January 2, 2009, of the 6.4 million stock options outstanding, approximately 5.1 million options were held by current employees and directors of the Company, and approximately 1.3 million options were held by employees of former businesses of the Company (i.e., Mindspeed and Skyworks Solutions, Inc.) who remain employed by one of these businesses. At January 2, 2009, stock options outstanding had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 3.2 years. At January 2, 2009, exercisable stock options had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 2.7 years. The total intrinsic value of options exercised and total cash received from employees as a result of stock option exercises during the fiscal quarter ended January 2, 2009 and December 28, 2007 was immaterial.
Directors Stock Plan
The Company has a Directors Stock Plan (DSP) that provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the DSP, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. During the fiscal quarter ended January 2, 2009, no grants were awarded under the DSP. At January 2, 2009, approximately 0.1 million shares of the Company’s common stock are available for grant under the DSP.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (ESPP) that allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. Under the ESPP, employees may authorize the Company to withhold up to 15% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 200 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally six months in duration, but may be terminated earlier under certain circumstances. No shares were issued under the ESPP during the fiscal quarter ended January 2, 2009. At January 2, 2009, approximately 2.0 million shares of the Company’s common stock are reserved for future issuance under the ESPP, of which 1.3 million shares will become available in 0.3 million share annual increases, subject to the Board of Directors selecting a lower amount. Effective January 31, 2009, the Company has suspended the ESPP plan for domestic (U.S.) employees.
During the fiscal quarter ended January 2, 2009 and December 28, 2007, the Company recognized compensation expense of $1.4 million and $2.9 million, respectively, for stock options, and $0.1 million and $0.2 million for stock purchase plans in its condensed consolidated statements of operations. The Company classified stock-based compensation expense of $0.6 million to discontinued operations for the fiscal quarter ended December 28, 2007. At January 2, 2009, the total unrecognized fair value compensation cost related to non-vested stock options and employee stock purchase plan awards was $7.9 million, which is expected to be recognized over a remaining weighted average period of approximately 1.4 years.
2001 Performance Share Plan and 2004 New Hire Equity Incentive Plan
The Company’s long-term incentive plans also provide for the issuance of share-based awards to officers and other employees and certain non-employees of the Company. These awards are subject to forfeiture if employment terminates during the prescribed vesting period (generally within four years of the date of award) or, in certain cases, if prescribed performance criteria are not met. The Company has the 2001 Performance Share Plan (Performance Plan), under which it originally reserved 0.4 million shares for issuance as well as the 2004 New Hire Equity Incentive Plan (New Hire Plan), under which it originally reserved 1.2 million shares for issuance.
Performance Plan
The performance-based awards may be settled, at the Company’s election at the time of payment, in cash, shares of common stock or any combination of cash and common stock. A summary of share-based award activity under the Performance Plan is as follows (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding, October 3, 2008	400	$6.49
Granted	—	—
Vested	(100)	5.30
Forfeited	—	—

Outstanding, January 2, 2009	300	$6.88

During the fiscal quarter ended January 2, 2009, the Company recognized expense of $0.6 million related to the Performance Plan. During the fiscal quarter ended December 28, 2007, the Company recorded a reversal of previously recognized stock based compensation expense of $1.1 million related to the non-achievement of certain performance criteria and stock based compensation expense of $0.1 million related to award grants that were still outstanding. At January 2, 2009, the total unrecognized fair value compensation cost related to non-vested Performance Plan share awards was $0.7 million, which is expected to be recognized in fiscal 2009. As of January 2, 2009, no performance criteria apply to any unvested shares. At January 2, 2009, approximately 0.2 million shares of the Company’s common stock are available for issuance under the Performance Plan.
2004 New Hire Plan
The New Hire Plan contains service-based awards as well as awards which vest based on the achievement of certain stock price appreciation conditions. A summary of share-based award activity under the New Hire Plan is as follows (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding, October 3, 2008	74	$10.59
Granted	—	—
Vested	—	—
Forfeited	(25)	13.70

Outstanding, January 2, 2009	49	$9.01

Shares of the market condition awards may vest based upon two years of service and certain stock price appreciation conditions. The Company measures share awards with market conditions at fair value on the grant-date using valuation techniques in accordance with SFAS No. 123(R), which gives consideration to the range of various vesting probabilities.

During the fiscal quarter ended January 2, 2009 and December 28, 2007, the Company recognized $0.1 million and $0.5 million in stock based compensation expense related to the New Hire Plan, respectively. In addition, due to the termination of the Company’s former CFO during the fiscal quarter ended January 2, 2009, the vesting period of 24 service-based awards was accelerated and 25 market condition awards were forfeited due to non-achievement of performance criteria resulting in the recognition of $0.3 million of stock based compensation and the reversal of $0.1 million of stock based compensation, respectively. The 24 service based awards will fully vest in February 2009. At January 2, 2009, the total unrecognized fair value compensation cost related to non-vested New Hire Plan was $0.1 million, which is expected to be recognized in fiscal 2009.
8. Comprehensive Loss
Comprehensive loss consists of the following (in thousands):

	Fiscal Quarter Ended
	January 2,	December 28,
	2009	2007
Net loss	$(17,689)	$(9,218)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,095)	299
Unrealized losses on marketable securities	(14)	—
Unrealized losses on foreign currency forward hedge contracts	(153)	(377)
Unrealized losses on interest rate swap contracts	(2,184)	—
Other-than-temporary impairment of marketable securities	1,986	—
Gains on settlement of foreign currency forward hedge contracts	659	—
Minimum pension liability adjustments	—	(1,110)

Other comprehensive loss	(801)	(1,189)

Comprehensive loss	$(18,490)	$(10,407)

Accumulated other comprehensive loss consists of the following (in thousands):

	January 2,	October 3,
	2009	2008
Foreign currency translation adjustments	$(787)	$308
Unrealized gains (losses) on marketable securities	38	(1,934)
Unrealized losses on derivative instruments	(2,135)	(457)

Accumulated other comprehensive loss	$(2,884)	$(2,083)

9. Income Taxes
The Company recorded a tax provision of $0.9 million for the quarter ended January 2, 2009 and the quarter ended December 28, 2007, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. Federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
10. Gain on Sale of Intellectual Property
In October 2008, the Company sold a portfolio of patents including patents related to its prior wireless networking technology to a third party for cash of $14.5 million, net of costs, and recognized a gain of $12.9 million on the transaction. In accordance with the terms of the agreement with the third party, the Company retains a cross-license to this portfolio of patents.
11. Special Charges
For the fiscal quarter ended January 2, 2009, special charges primarily consist of $6.6 million of restructuring charges related to revised sublease assumptions associated with vacated facilities and a $3.7 million charge for a legal settlement (See Note 6). For the fiscal quarter ended December 28, 2007, special charges consisted of $5.2 million of restructuring charges offset by the reversal of a $0.9 million reserve for the settlement of a proposed tax assessment related to an acquired foreign subsidiary.
Restructuring Charges
The Company has implemented a number of cost reduction initiatives since fiscal 2005 to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.
As of January 2, 2009, the Company has remaining restructuring accruals of $40.0 million, of which $0.1 million relates to workforce reductions and $39.9 million relates to facility and other costs. Of the $40.0 million of restructuring accruals at January 2, 2009, $7.9 million is included in other current liabilities and $32.1 million is included in other non-current liabilities in the accompanying condensed consolidated balance sheets. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2009 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company’s accrued liabilities include the net present value of the future lease obligations of $67.8 million, net of contracted sublease income of $10.3 million, and projected sublease income of $17.6 million, and will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.
Fiscal 2008 Restructuring Actions — During fiscal 2008, the Company announced its decision to discontinue investments in standalone wireless networking solutions and other product areas. In relation to these announcements in fiscal 2008, the Company recorded $6.3 million of total charges for the cost of severance benefits for the affected employees. Additionally, the Company recorded charges of $1.8 million relating to the consolidation of certain facilities under non-cancelable leases that were vacated. Restructuring charges in the fiscal quarter ended January 2, 2009 related to the fiscal 2008 restructuring actions included $0.6 million of additional severance charges.
Activity and liability balances recorded as part of the Fiscal 2008 Restructuring Actions through January 2, 2009 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$6,254	$1,762	$8,016
Cash payments	(6,161)	(731)	(6,892)

Restructuring balance, October 3, 2008	93	1,031	1,124
Charged to costs and expenses	600	196	796
Reclassification to other current liabilities and other liabilities	—	(175)	(175)
Cash payments	(561)	(118)	(679)

Restructuring balance, January 2, 2009	$132	$934	$1,066

Fiscal 2007 Restructuring Actions — During fiscal 2007, the Company announced several facility closures and workforce reductions. In total, the Company has notified approximately 670 employees of their involuntary termination and recorded $9.5 million of total charges for the cost of severance benefits for the affected employees. Additionally, the Company recorded charges of $2.0 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The non-cash facility accruals resulted from the reclassification of deferred gains on the previous sale-leaseback of two facilities totaling $8.0 million in fiscal 2008 and $4.9 million in fiscal 2007. As a result of the Company’s sale of its BMP business unit in fiscal 2008, $2.9 million and $2.2 million, incurred in fiscal 2008 and 2007, respectively, related to fiscal 2007 restructuring actions were reclassified to discontinued operations in the condensed consolidated statements of operations. Restructuring charges in the fiscal quarter ended January 2, 2009 related to the fiscal 2007 restructuring actions included $9.1 million due to a decrease in estimated future rental income from sub-tenants resulting from declines in sublease activity. Of the $9.1 million charge, $7.0 million related to facilities associated with the sale of the BMP business and have been included in discontinued operations for the quarter ended January 2, 2009.

Activity and liability balances recorded as part of the Fiscal 2007 Restructuring Actions through January 2, 2009 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$9,477	$2,040	$11,517
Non-cash items	—	4,868	4,868
Cash payments	(5,841)	(268)	(6,109)

Restructuring balance, September 28, 2007	3,636	6,640	10,276
Charged to costs and expenses	11	6,312	6,323
Non-cash items	—	8,039	8,039
Cash payments	(3,631)	(4,309)	(7,940)

Restructuring balance, October 3, 2008	16	16,682	16,698
Charged to costs and expenses	(1)	9,125	9,124
Cash payments	(15)	(1,206)	(1,221)

Restructuring balance, January 2, 2009	$—	$24,601	$24,601

Fiscal 2006 and 2005 Restructuring Actions — During fiscal years 2006 and 2005, the Company announced operating site closures and workforce reductions. In total, the Company notified approximately 385 employees of their involuntary termination. During fiscal 2006 and 2005, the Company recorded total charges of $24.1 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who were offered and accepted relocation assistance. Additionally, the Company recorded charges of $21.3 million relating to the consolidation of certain facilities under non-cancelable leases that were vacated. Restructuring charges in the fiscal quarter ended January 2, 2009 related to the fiscal 2006 and 2005 restructuring actions included $3.7 million due to a decrease in estimated future rental income from sub-tenants resulting from declines in sub lease activity.
Activity and liability balances recorded as part of the Fiscal 2006 and 2005 Restructuring Actions through January 2, 2009 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, October 1, 2005	$3,609	$25,220	$28,829
Charged to costs and expenses	1,852	1,407	3,259
Reclassification from accrued compensation and benefits and other	1,844	55	1,899
Cash payments	(5,893)	(8,031)	(13,924)

Restructuring balance, September 29, 2006	1,412	18,651	20,063
Reclassification to other current liabilities and other liabilities	—	(2,687)	(2,687)
Charged to costs and expenses	55	559	614
Cash payments	(1,336)	(4,007)	(5,343)

Restructuring balance, September 28, 2007	131	12,516	12,647
Reclassification from other current liabilities and other liabilities	—	3,359	3,359
Charged to costs and expenses	(130)	285	155
Cash payments	(1)	(5,123)	(5,124)

Restructuring balance, October 3, 2008	—	11,037	11,037
Charged to costs and expenses	—	3,738	3,738
Cash payments	—	(431)	(431)

Restructuring balance, January 2, 2009	$—	$14,344	$14,344

Litigation
In the quarter ended January 2, 2009, the Company recorded $3.7 million in litigation charges related to the settlement of its class action suit discussed in Note 6 regarding legal matters.

12. Other expense, net
Other expense, net consists of the following (in thousands):

	Fiscal Quarter Ended
	January 2,	December 28,
	2009	2007
Investment and interest income	$(857)	$(2,771)
Other-than-temporary impairment of marketable securities	2,635	—
Decrease in the fair value of derivative instruments	482	8,364
Other	35	(248)

Other expense, net	$2,295	$5,345

Other expense, net during the fiscal quarter ended January 2, 2009 was primarily comprised of an other-than-temporary impairment of marketable securities of $2.6 million and a $0.5 million decrease in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock, offset by $0.9 million of investment and interest income on invested cash balances.
Other expense, net during the fiscal quarter ended December 28, 2007 was primarily comprised of an $8.3 million decrease in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock mainly due to a decrease in Mindspeed’s stock price during the period, offset by $2.8 million of investment and interest income on invested cash balances.
13. Related Party Transactions
Mindspeed Technologies, Inc.
As of January 2, 2009, the Company holds a warrant to purchase six million shares of Mindspeed common stock at an exercise price of $17.04 per share exercisable through June 2013. In addition, two members of the Company’s Board of Directors also serve on the Board of Mindspeed. No significant amounts were due to or receivable from Mindspeed at January 2, 2009.
Lease Agreement — The Company subleases an office building to Mindspeed. Under the sublease agreement, Mindspeed pays amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. During each of the three-month periods ended January 2, 2009, and December 28, 2007, the Company recorded income related to the Mindspeed sublease agreement of $0.4 million. Additionally, Mindspeed made payments directly to the Company’s landlord totaling $0.8 million during each of the three-month periods ended January 2, 2009 and December 28, 2007.

14. Geographic Information
Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Fiscal Quarter Ended
	January 2,	December 28,
	2009	2007
United States	$4,830	$6,363
Other Americas	1,645	3,372

Total Americas	6,475	9,735

China	54,495	87,488
Taiwan	6,931	8,306
Japan	3,834	7,078
Malaysia	3,465	3,832
Thailand	2,973	4,148
Singapore	2,625	13,891
South Korea	1,347	3,973
Other Asia-Pacific	792	189

Total Asia-Pacific	76,462	128,905

Europe, Middle East and Africa	3,561	7,293

	$86,498	$145,933

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. One distributor accounted for 13% and 14% of net revenues for the fiscal quarter ended January 2, 2009 and December 28, 2007, respectively. Sales to the Company’s twenty largest customers represented approximately 69% and 74% of net revenues for the fiscal quarter ended January 2, 2009 and December 28, 2007, respectively.
Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	January 2,	October 3,
	2009	2008
United States	$50,735	$52,515
India	3,747	4,499
Other Asia-Pacific	5,683	6,766
Europe, Middle East and Africa	30	34

	$60,195	$63,814

15. Supplemental Guarantor Financial Information
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
The following guarantor financial information has been adjusted to reflect the Company’s discontinued operations. See Note 3 for further information regarding the sale of the Company’s BMP product line during fiscal 2008.
In addition, subsequent to the issuance of the Company’s condensed consolidated interim financial statements for the fiscal quarter ended December 28, 2007, the Company has corrected its guarantor financial information to: (1) properly apply the equity method of accounting to its condensed consolidating statements of operations for the fiscal quarter ended December 28, 2007; and (2) properly present the results of its intercompany transactions within its condensed consolidating statements of cash flows (as financing activities rather than operating activities) for the fiscal quarter ended December 28, 2007 in accordance with SEC Regulation S-X, Rule 3-10(f).
The following tables present the Company’s condensed consolidating balance sheets as of January 2, 2009 and October 3, 2008 (in thousands):

	January 2, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$77,877	$—	$32,450	$—	$110,327
Restricted cash	12,000	—	8,500	—	20,500
Receivables, net	—	169,158	43,948	(172,592)	40,514
Inventories	26,014	—	—	—	26,014
Other current assets	35,032	3	5,850	—	40,885

Total current assets	150,923	169,161	90,748	(172,592)	238,240

Property and equipment, net	12,512	—	8,820	—	21,332
Goodwill	18,911	89,352	3,097	—	111,360
Intangible assets, net	7,341	2,150	419	—	9,910
Other assets	36,517	—	2,493	—	39,010
Investments in subsidiaries	286,981	19,728	—	(306,709)	—

Total assets	$513,185	$280,391	$105,577	$(479,301)	$419,852

Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Short-term debt	—	—	32,868	—	32,868
Accounts payable	157,460	—	37,915	(172,592)	22,783
Accrued compensation and benefits	8,629	—	3,323	—	11,952
Other current liabilities	38,326	933	2,570	—	41,829

Total current liabilities	204,415	933	76,676	(172,592)	109,432

Long-term debt	391,400	—	—	—	391,400
Other liabilities	70,335	—	1,650	—	71,985

Total liabilities	666,150	933	78,326	(172,592)	572,817

Shareholders’ (deficit) equity	(152,965)	279,458	27,251	(306,709)	(152,965)

Total liabilities and equity (deficit)	$513,185	$280,391	$105,577	$(479,301)	$419,852

	October 3, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$69,738	$—	$36,145	$—	$105,883
Restricted cash	18,000	—	8,800	—	26,800
Receivables	—	169,158	57,584	(177,745)	48,997
Inventories	36,439	—	—	—	36,439
Other current assets	33,543	3	4,991	—	38,537

Total current assets	157,720	169,161	107,520	(177,745)	256,656
Property and equipment, net	14,366	—	10,546	—	24,912
Goodwill	17,911	89,404	3,097	—	110,412
Intangible assets, net	8,527	5,992	452	—	14,971
Other assets	36,955	—	2,497	—	39,452
Investments in subsidiaries	291,511	19,188	—	(310,699)	—

Total assets	$526,990	$283,745	$124,112	$(488,444)	$446,403

Current liabilities:
Current portion of long-term debt	$17,707	$—	$—	$—	$17,707
Short-term debt	—	—	40,117	—	40,117
Accounts payable	164,057	—	48,582	(177,745)	34,894
Accrued compensation and benefits	12,078	—	2,911	—	14,989
Other current liabilities	40,479	932	2,974	—	44,385

Total current liabilities	234,321	932	94,584	(177,745)	152,092
Long-term debt	373,693	—	—	—	373,693
Other liabilities	55,710	—	1,642	—	57,352

Total liabilities	663,724	932	96,226	(177,745)	583,137

Shareholders’ (deficit) equity	(136,734)	282,813	27,886	(310,699)	(136,734)

Total liabilities and equity (deficit)	$526,990	$283,745	$124,112	$(488,444)	$446,403

The following tables present the Company’s condensed consolidating statements of operations for the fiscal quarter ended January 2, 2009 and December 28, 2007 (in thousands):

	Fiscal Quarter Ended January 2, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$82,710	$5,894	$3,788	$(5,894)	$86,498
Cost of goods sold	36,760	—	3,588	—	40,348

Gross margin	45,950	5,894	200	(5,894)	46,150

Operating expenses:
Research and development	26,313	—	—	—	26,313
Selling, general and administrative	18,303	—	1,180	—	19,483
Amortization of intangible assets	1,185	2,152	34	—	3,371
Gain on sale of intellectual property	(12,858)	—	—	—	(12,858)
Special charges	10,157	—	52	—	10,209

Total operating expenses	43,100	2,152	1,266	—	46,518

Operating income (loss)	2,850	3,742	(1,066)	(5,894)	(368)

(Loss) equity in income of subsidiaries	(1,896)	539	—	1,357	—
Interest expense	5,474	—	580	—	6,054
Other expense (income), net	4,368	—	(2,073)	—	2,295

Income (loss) before income taxes and gain (loss) on equity method investments	(8,888)	4,281	427	(4,537)	(8,717)
Provision for income taxes	667	—	245	—	912

(Loss) income before loss on equity method investments	(9,555)	4,281	182	(4,537)	(9,629)
Loss on equity method investments	(846)	—	—	—	(846)

Net (loss) income from continuing operations	(10,401)	4,281	182	(4,537)	(10,475)
Net (loss) gain from discontinued operations	(7,288)	—	74	—	(7,214)

Net (loss) income	$(17,689)	$4,281	$256	$(4,537)	$(17,689)

	Fiscal Quarter Ended December 28, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$119,969	$11,196	$25,964	$(11,196)	$145,933
Cost of goods sold	40,223	—	23,589	—	63,812

Gross margin	79,746	11,196	2,375	(11,196)	82,121

	Fiscal Quarter Ended December 28, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating expenses:
Research and development	37,648	—	175	—	37,823
Selling, general and administrative	16,516	—	3,498	—	20,014
Amortization of intangible assets	466	244	3,861	—	4,571
Special charges	3,977	—	372	—	4,349

Total operating expenses	58,607	244	7,906	—	66,757

Operating income (loss)	21,139	10,952	(5,531)	(11,196)	15,364

Equity in (loss) income of subsidiaries	(2,115)	1,641	—	474	—
Interest expense	7,659	—	1,790	—	9,449
Other expense (income), net	11,183	—	(5,838)	—	5,345

Income (loss) before income taxes and gain (loss) on equity method investments	182	12,593	(1,483)	(10,722)	570
Provision for income taxes	474	—	388	—	862

Income (loss) before gain (loss) on equity method investments	(292)	12,593	(1,871)	(10,722)	(292)
Gain on equity method investments	3,773	—	—	—	3,773

Net income from continuing operations	3,481	12,593	(1,871)	(10,722)	3,481
Net loss from discontinued operations	(12,699)	—	—	—	(12,699)

Net (loss) income	$(9,218)	$12,593	$(1,871)	$(10,722)	$(9,218)

The following tables present the Company’s condensed consolidating statements of cash flows for the fiscal quarter ended January 2, 2009 and December 28, 2007 (in thousands):

	Fiscal Quarter Ended January 2, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(19,686)	$1,017	$5,389	$7,817	$(5,463)

Cash flows from investing activities:
Purchases of property plant and equipment	(111)	—	(70)	—	(181)
Payments for acquisitions	(1,953)	—	—	—	(1,953)
Purchases of accounts receivable	—	—	(67,360)	67,360	—
Proceeds from collection of purchased accounts receivable	—	—	75,177	(75,177)	—
Release of restricted cash	6,000	—	300	—	6,300
Proceeds from sale of intellectual property, net	14,548	—	—	—	14,548

Net cash provided by (used in) investing activities	18,484	—	8,047	(7,817)	18,714

Cash flows from financing activities:
Repayment of short-term debt, net of expenses	—	—	(7,900)	—	(7,900)
Intercompany, net	10,248	(1,017)	(9,231)	—	—
Interest rate swap security deposit	(907)	—	—	—	(907)

Net cash provided by (used in) financing activities	9,341	(1,017)	(17,131)	—	(8,807)

Net increase (decrease) in cash and cash equivalents	8,139	—	(3,695)	—	4,444
Cash and cash equivalents at beginning of period	69,738	—	36,145	—	105,883

Cash and cash equivalents at end of period	$77,877	$—	$32,450	$—	$110,327

	Fiscal Quarter Ended December 28, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$10,712	$(458)	$(7,340)	$5,832	$8,746

Cash flows from investing activities:
Purchases of property plant and equipment	(566)	—	(1,048)	—	(1,614)
Purchases of accounts receivable	—	—	(145,848)	145,848	—
Proceeds from collection of purchased accounts receivable	—	—	151,680	(151,680)	—
Purchases of equity securities and other assets	(755)	—	—	—	(755)

Net cash (used in) provided by investing activities	(1,321)	—	4,784	(5,832)	(2,369)

Cash flows from financing activities:
Repayment of short-term debt, net of expenses	—	—	(9,845)	—	(9,845)
Intercompany, net	(5,136)	458	4,678	—	—
Proceeds from issuance of common stock	4	—	—	—	4

Net cash provided by (used in) financing activities	(5,132)	458	(5,167)	—	(9,841)

Net increase (decrease) in cash and cash equivalents	4,259	—	(7,723)	—	(3,464)
Cash and cash equivalents at beginning of period	199,263	—	36,342	—	235,605

Cash and cash equivalents at end of period	$203,522	$—	$28,619	$—	$232,141

16. Subsequent Events
Subsequent to January 2, 2009, the Company completed actions that resulted in the elimination of approximately 140 positions worldwide. In the second fiscal quarter of 2009, the Company recorded a charge for $2.2 million related to the headcount reduction. The Company has also suspended the company match for the domestic 401(k) plan.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Part I Item 1 of this Quarterly Report, as well as other cautionary statements and risks described elsewhere in this Quarterly Report, and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 3, 2008.
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
We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 25% of our net revenues in the fiscal quarter ended January 2, 2009, compared to 25% of our net revenues in the fiscal quarter ended December 28, 2007. One distributor accounted for 13% and 14% of net revenues for the fiscal quarter ended January 2, 2009 and December 28, 2007, respectively. Our top 20 customers accounted for approximately 69% and 74% of net revenues for the fiscal quarter ended January 2, 2009 and December 28, 2007, respectively. Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe (including the Middle East and Africa) were 7%, 88% and 4%, respectively, of our net revenues for the fiscal quarter ended January 2, 2009 and were 7%, 88% and 5%, respectively, of our net revenues for the fiscal quarter ended December 28, 2007. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
Critical Accounting Policies
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, revenues and expenses during the periods reported and related disclosures. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 38-43 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 3, 2008. Management believes that at January 2, 2009, there has been no material change to this information.
Business Enterprise Segments
We operate in one reportable segment, broadband communications. Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual condensed consolidated financial statements. Although we had two operating segments at January 2, 2009, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable segment, broadband communications. The Company’s reporting units, which are also the Company’s operating units, Imaging and PC Media (“IPM”) and Broadband Access Products (“BBA”) were identified based upon the availability of discrete financial information and the chief operating decision maker’s regular review of the financial information for these operating segments. The Company evaluated these reporting units for components and noted that there are none below the IPM and BBA reporting units.
Under SFAS No. 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:
•	the nature of their products and services;

•	the nature of their production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.
     We meet each of the aggregation criteria for the following reasons:
•	the sale of semiconductor products is the only material source of revenue for each of our two operating segments;

•	the products sold by each of our operating segments use the same standard manufacturing process;

•	the products marketed by each of our operating segments are sold to similar customers; and

•	all of our products are sold through our internal sales force and common distributors.

Because we meet each of the criteria set forth above and each of our operating segments has similar economic characteristics, we aggregate our results of operations in one reportable segment.
In early fiscal 2008, we decided to discontinue our investments in stand-alone wireless networking products and technologies. As a result, we have moved gateway-oriented embedded wireless networking products and technologies, which enable and support our DSL gateway solutions, into our BBA product line beginning in fiscal 2008. In August 2008, we completed the sale of our Broadband Media Processing (“BMP”) product lines to NXP. As a result, the revenues generated by sales of BMP products have been reported as discontinued operations for all periods presented.
Net revenues from continuing operations by product line are as follows (in thousands):

	Fiscal Quarter Ended
	January 2,	December 28,
	2009	2007
Imaging and PC Media	$49,662	$75,445
Broadband Access Products	36,836	70,488

	$86,498	$145,933

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
Prior to the fourth quarter of fiscal 2008, revenue with respect to sales to certain distributors was deferred until the products were sold by the distributors to third parties. During the fourth fiscal quarter ended October 3, 2008, we evaluated three distributors for which revenue has historically been recognized when the purchased products are sold by the distributor to a third party due to our inability in prior years to enforce the contractual terms related to any right of return. Our evaluation revealed that we are able to enforce the contractual right of return for the three distributors in an effective manner similar to that experienced with the other distributor customers. As a result, in the fourth quarter of fiscal 2008, we commenced the recognition of revenue on these three distributors upon shipment, which is consistent with the revenue recognition point of other distributor customers. At January 2, 2009 and October 3,2008, there is no significant deferred revenue related to sales to our distributors.
Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. At January 2, 2009, there was no deferred revenue. At October 3, 2008, deferred revenue related to shipments of products for which the Company had on-going performance obligations was $0.2 million.
Our net revenues decreased 41% to $86.5 million in the fiscal quarter ended January 2, 2009 from $145.9 million in the fiscal quarter ended December 28, 2007. The fiscal quarter ended December 28, 2007 included approximately $14.7 million of non-recurring revenue from the buyout of a future royalty stream. The decline in net revenues, excluding the impact of the non-recurring revenue, was driven by a 34% decrease in net revenues generated by our Imaging and PC Media (IPM) business, which comprises 57% of our total net revenues. The decrease in our IPM business was attributable to a 37% decrease in unit volume shipments which was offset slightly by a 4% increase in average selling price (ASPs). In addition, net revenues generated by our Broadband Access (BBA) business decreased 48%. BBA revenue, which comprises 43% of our total net revenues, decreased a result of a 46% decline in unit volume shipments coupled with a 21% decrease in ASPs.

The global economic recession severely dampened semiconductor industry sales in the first quarter of fiscal 2009, historically a strong quarter for the industry. Weakening demand for the major drivers of semiconductor sales which includes automotive products, personal computers, cell phones, and corporate information technology products, resulted in a sharp drop in semiconductor industry sales. More than 50% of semiconductor demand and the fortunes of the semiconductor industry are increasingly linked to macroeconomic conditions such as gross domestic product, consumer confidence, and disposable income. Demand for all of our products has experienced significant decline in line with the industry decline. We expect revenues to further decline in the fiscal quarter ended April 3, 2009 as compared to the fiscal quarter ended January 2, 2009 as a result of the effects of the overall economic environment. Facing these challenges, the Company has been working to reduce operating costs and actively managing working capital, while continuing to focus on delivering innovative products to gain market share when a market recovery commences.
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
Our gross margin percentage for the fiscal quarter ended January 2, 2009 was 53.4% compared with 56.3% for the fiscal quarter ended December 28, 2007. Excluding the $14.7 million royalty buy-out in the fiscal quarter ended December 28, 2007, our gross margin percentage would have been 51.4% compared to 53.4% for the fiscal quarter ended January 2, 2009. The two point gross margin percentage increase in the fiscal quarter ended January 2, 2009 is primarily attributable to a shift in product mix.
We assess the recoverability of our inventories on a quarterly basis through a review of inventory levels in relation to foreseeable demand, generally over the following twelve months. Foreseeable demand is based upon available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During the fiscal quarter ended January 2, 2009 and December 28, 2007, we recorded $0.3 million and $2.7 million, respectively, of net charges for excess and obsolete (E&O) inventory. Activity in our E&O inventory reserves for the applicable periods in fiscal 2008 and 2007 was as follows (in thousands):

	Fiscal Quarter Ended
	January 2,	December 28,
(in thousands)	2009	2007
E&O reserves at beginning of period	$17,579	$17,139
Additions	1,096	3,535
Release upon sales of product	(809)	(870)
Scrap	(3,006)	(1,353)
Standards adjustments and other	(256)	94

E&O reserves at end of period	$14,604	$18,545

We review our E&O inventory balances at the product line level on a quarterly basis and regularly evaluate the disposition of all E&O inventory products. It is possible that some of these reserved products will be sold, which will benefit our gross margin in the period sold. During the fiscal quarter ended January 2, 2009 and December 28, 2007, we sold $0.8 million and $0.9 million, respectively, of reserved products.

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
On a quarterly basis, we also assess the net realizable value of our inventories. When the estimated ASP, less costs to sell our inventory, falls below our inventory cost, we adjust our inventory to its current estimated market value. During the fiscal quarter ended January 2, 2009 and December 28, 2007, credits to adjust certain products to their estimated market values were immaterial. Increases to the lower of cost or market (LCM) inventory reserves may be required based upon actual ASPs and changes to our current estimates, which would impact our gross margin percentage in future periods.
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
R&D expense decreased $11.5 million, or 30%, in the fiscal quarter ended January 2, 2009 compared to the fiscal quarter ended December 28, 2007. The decrease is due to a 35% reduction in R&D headcount from December 2007 to December 2008, restructuring activities and cost cutting measures, lower non-cash stock compensation of $1.1 million and a correcting adjustment of $5.3 million in the fiscal quarter ended December 28, 2007, representing the unamortized portion of the capitalized photo mask costs as of September 29, 2007. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of APB 28, paragraph 29, and SAB Nos. 99 and 108, we believe that this correcting adjustment is not material to our full year results for fiscal 2008. In addition, we do not believe the correcting adjustment is material to the amounts reported in previous periods.
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
SG&A expense decreased $0.5 million, or 3%, in the fiscal quarter ended January 2, 2009 compared to the fiscal quarter ended December 28, 2007. The decrease is primarily due to the 22% decline in SG&A headcount from December 2007 to December 2008, as well as restructuring measures and other cost cutting efforts, partially offset by an increase in non-cash stock compensation expense of $0.9 million.
Amortization of Intangible Assets
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average period of approximately two years.
Amortization expense decreased $1.2 million, or 26%, in the fiscal quarter ended January 2, 2009 compared to the fiscal quarter ended December 28, 2007. The decrease in amortization expense is primarily attributable to the intangible assets we sold to a third party in October 2008 and other intangible assets that became fully amortized in fiscal 2008.
Gain on Sale of Intellectual Property
In October 2008, the Company sold a portfolio of patents including patents related to its prior wireless networking technology to a third party for cash of $14.5 million, net of costs, and recognized a gain of $12.9 million on the transaction. In accordance with the terms of the agreement with the third party, the Company retains a cross-license to this portfolio of patents.
Special Charges
Special charges in the fiscal quarter ended January 2, 2009 included $6.6 million of restructuring charges related to our fiscal 2008, 2007, 2006 and 2005 restructuring actions primarily due to a decrease in estimated future rental income from sub-tenants based on tenant defaults in the fiscal quarter and a review of subleasing assumptions and a charge of $3.7 million related to a legal settlement.
Special charges in the fiscal quarter ended December 28, 2007 were comprised of $3.4 million of restructuring charges that were attributable to employee severance and termination benefit costs related to our fiscal 2008, 2007 and 2006 restructuring actions and $1.8 million of facilities related charges resulting from the accretion of rent expense related to our prior restructuring actions. These special charges were offset by the reversal of a $0.9 million reserve related to the settlement of a proposed tax assessment for an acquired foreign subsidiary.
Interest Expense
Interest expense decreased $3.4 million, or 36%, in the fiscal quarter ended January 2, 2009 compared to the fiscal quarter ended December 28, 2007. The decrease is primarily attributable to the repurchase of $53.6 million and $80.0 million of our senior secured notes in March and September 2008, respectively, debt refinancing activities implemented in fiscal 2007, and declines in interest rates on our variable rate debt.
Other expense (income), net

	Fiscal Quarter Ended
	January 2,	December 28,
(in thousands)	2009	2007
Investment and interest income	$(857)	$(2,771)
Other-than-temporary impairment of marketable securities	2,635	—
Decrease in the fair value of derivative instruments	482	8,364
Other	35	(248)

Other expense (income), net	$2,295	$5,345

Other expense, net during the fiscal quarter ended January 2, 2009 was primarily comprised of an other-than-temporary impairment of marketable securities of $2.6 million and a $0.5 million decrease in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock, offset by $0.9 million of investment and interest income on invested cash balances.
Other expense, net during the fiscal quarter ended December 28, 2007 was primarily comprised of an $8.3 million decrease in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock mainly due to a decrease in Mindspeed’s stock price during the period, offset by $2.8 million of investment and interest income on invested cash balances.
Provision for Income Taxes
We recorded a tax provision of $0.9 million for the quarter ended January 2, 2009 and the quarter ended December 28, 2007, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. Federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets

Liquidity and Capital Resources
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
Our cash and cash equivalents increased $4.4 million between October 3, 2008 and January 2, 2009. The increase was primarily due to $14.5 million in net cash proceeds from the sale of intellectual property related to our prior wireless networking technology, $6.3 million released from a standby letter of credit, offset by $5.5 million of cash used in operations and $7.9 million of net repayments on the credit facility.
At January 2, 2009, we had a total of $250.0 million aggregate principal amount of convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
At January 2, 2009, we also had a total of $141.4 million aggregate principal amount of floating rate senior secured notes outstanding. These notes are due in November 2010, but we are required to offer to repurchase, for cash, the notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of the our investment in Jazz Semiconductor, Inc. (Jazz) in February 2007 and the sale of two other equity investments in January 2007 qualified as asset dispositions requiring us to make offers to repurchase a portion of the notes no later than 361 days following the February 2007 asset dispositions. Based on the proceeds received from these asset dispositions and our cash investments in assets (other than current assets) related to our business made within 360 days following the asset dispositions, we were required to make an offer to repurchase not more than $53.6 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest in February 2008. As a result of 100% acceptance of the offer by our bondholders, $53.6 million of the senior secured notes were repurchased during the second quarter of fiscal 2008. We recorded a pretax loss on debt repurchase of $1.4 million during the second quarter of fiscal 2008, which included the write-off of deferred debt issuance costs.
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
Following the sale of the BMP business unit, we made an offer to repurchase $80.0 million of the senior secured notes at 100% of the principal amount plus any accrued and unpaid interest in September 2008. As a result of the 100% acceptance of the offer by our bondholders, $80.0 million of the senior secured notes were repurchased during the fourth quarter of fiscal 2008. We recorded a pretax loss on debt repurchase of $1.6 million during the fourth quarter of fiscal 2008, which included the write-off of deferred debt issuance costs. The pretax loss on debt repurchase of $1.6 million has been included in net loss from discontinued operations. During the fiscal quarter ended January 2, 2009, we did not have additional sufficient asset dispositions to trigger another required repurchase offer.
We also have a $50.0 million credit facility with a bank, under which we had borrowed $ 32.9 million as of January 2, 2009. The term of this credit facility has been extended through November 27, 2009, and the facility remains subject to additional 364-day extensions at the discretion of the bank.
Cash flows are as follows (in thousands):

	Fiscal Quarter Ended
	January 2,	December 28,
(in thousands)	2009	2007
Net cash (used in) provided by operating activities	$(5,463)	$8,746
Net cash (used in) provided by investing activities	18,714	(2,369)
Net cash used in financing activities	(8,807)	(9,841)

Net increase (decrease) in cash and cash equivalents	$4,444	$(3,464)

Cash used in operating activities was $5.5 million for the fiscal quarter ended January 2, 2009 compared to cash provided by operations of $8.7 million for the fiscal quarter ended December 28, 2007. During the fiscal quarter ended January 2, 2009, we used $12.9 million of cash from operations and generated $7.4 million in working capital improvements (accounts receivable, inventories and accounts payable). The cash generated from working capital was primarily driven by a $8.5 million decrease in accounts receivable and an $10.4 million decrease in inventory levels due to the overall lower business volumes and the general economic downturn.
Cash provided by investing activities was $18.7 million for the fiscal quarter ended January 2, 2009 compared to cash used in investing activities of $2.4 million for the fiscal quarter ended December 28, 2007. In the first quarter of fiscal 2009, we sold intellectual property for net proceeds of $14.5 million related to our prior wireless networking technology and $6.3 million of restricted cash was released associated with a standby letter of credit.
Cash used in financing activities was $8.8 million for the fiscal quarter ended January 2, 2009 compared to $9.8 million for the fiscal quarter ended December 28, 2007, and in both periods were primarily attributable to scheduled debt payments.
Contractual Commitments
There have been no material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 3, 2008. For a summary of the contractual commitments at October 3, 2008, see Part II, Item 7, page 36 in our 2008 Annual Report on Form 10-K.
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
On November 29, 2005, we established an accounts receivable financing facility whereby we will sell, from time to time, certain insured accounts receivable to Conexant USA, LLC, and Conexant USA, LLC entered into a revolving credit agreement with a bank that is secured by the assets of the special purpose entity. The revolving credit facility currently matures on November 27, 2009 and is subject to annual renewal. Our borrowing limit on the revolving credit agreement is $50.0 million, of which $32.9 million is outstanding at January 2, 2009.
Recently Adopted Accounting Pronouncements
On October 4, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not have a material impact on its financial position, results of operations or liquidity.
SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value.
•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.
In accordance with FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), the Company elected to defer until October 3, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
On October 4, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company already records marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The adoption of SFAS No. 159 did not have an impact on the Company’s condensed consolidated financial statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.
Recently Issued Accounting Pronouncements
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” (“SFAS No. 160”) which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The Company will adopt SFAS No. 160 no later than the first quarter of fiscal 2010 and it will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on its financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires expanded disclosures regarding the location and amount of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS No. 161 is effective for periods beginning on or after November 15, 2008. The Company does not believe that the adoption of SFAS No. 161 will have a material impact on its financial statement disclosures.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other generally accepted accounting principles (GAAP). The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2010. The Company is currently evaluating the impact of adopting FSP 142-3 on its condensed consolidated financial statements.
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Based on its initial analysis, the Company expects that the adoption of FSP APB 14-1 will result in an increase in the interest expense recognized on its convertible subordinated notes. See Note 5 to the Condensed Consolidated Financial Statements for further information on long-term debt.
In December 2008, the FASB issued FSP (FSP) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP 140-4 and FIN 46(R)-8). FSP 140-4 and FIN 46(R)-8 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. FSP 140-4 and FIN 46(R)-8 is effective for periods beginning on or after December 15, 2008. The Company does not believe that the adoption of FSP 140-4 and FIN 46(R)-8 will have a material impact on its financial statement disclosures.

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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of January 2, 2009, the carrying value of our cash and cash equivalents approximates fair value.
We hold a warrant to purchase six million shares of Mindspeed common stock at an exercise price of $17.04 per share through June 2013. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of January 2, 2009, a 10% decrease in the market price of Mindspeed’s common stock would result in an immaterial decrease in the fair value of this warrant. At January 2, 2009, the market price of Mindspeed’s common stock was $0.92 per share. During the fiscal quarter ended January 2, 2009, the market price of Mindspeed’s common stock ranged from a low of $0.56 per share to a high of $2.17 per share.
Our short-term debt consists of borrowings under a 364-day credit facility. Interest related to our short-term debt is at 7-day LIBOR plus 1.25%, which is reset weekly and was approximately 1.65% at January 2, 2009. In connection with our extension of the term of this credit facility through November 27, 2009, the interest rate applied to our borrowings under the facility increased from 7-day LIBOR plus 0.6% to 7-day LIBOR plus 1.25%. We do not believe our short-term debt is subject to significant market risk.
Our long-term debt consists of convertible subordinated notes with interest at fixed rates and floating rate senior secured notes. Interest related to our floating rate senior secured notes is at three-month LIBOR plus 3.75%, which is reset quarterly and was approximately 5.90% at January 2, 2009. At January 2, 2009, we are party to two interest rate swap agreements for a combined notional amount of $100 million to eliminate interest rate risk on $100 million of our floating rate senior secured notes due 2010. Under the terms of the swaps, we will pay a fixed rate of 2.98% and receive a floating rate equal to three-month LIBOR, which will offset the floating rate paid on the notes. The fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.
The following table shows the fair values of our financial instruments as of January 2, 2009 (in thousands):

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$110,327	$110,327
Restricted cash	27,261	27,261
Marketable available-for-sale securities	403	403
Other equity securities	7,976	7,976
Mindspeed warrant	63	63
Short-term debt	32,868	32,868
Interest rate swap financial instruments	2,135	2,135
Long-term debt: senior secured notes	141,400	134,330
Long-term debt: convertible subordinated notes	250,000	112,500
Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended January 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
IPO Litigation — In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies from 1998 through 2000. A tentative settlement of the claims against issuers and their officers and directors, including the GlobeSpan, Inc. officers and directors, was reached in 2004, but the settlement was never finally approved, and was abandoned after the United States Court of Appeals for the Second Circuit ruled, in an appeal by the underwriter defendants, that certification of similarly-defined classes was improper. The tentative settlement was abandoned in 2007, in light of a decision of the U.S. Court of Appeals for the Second Circuit vacating orders certifying similarly-defined classes in cases against the underwriters. The Company does not believe the ultimate outcome of this litigation will have a material adverse impact on its financial condition, results of operations, or cash flows.
Class Action Suit — In February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. The amended complaint alleged that plaintiff lost money in the Plan due to (i) poor Company merger-related performance, (ii) misleading disclosures by the Company regarding the merger, (iii) breaches of fiduciary duty regarding management of Plan assets, (iv) being encouraged to invest in Conexant Stock Fund, (v) being unable to diversify out of said fund and (vi) having the Company make its matching contributions in said fund. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006. The appellate argument was held on April 19, 2007. On July 31, 2007, the Third Circuit Court of Appeals vacated the District Court’s order dismissing Graden’s complaint and remanded the case for further proceedings. On August 27, 2008, the motion to dismiss was granted in part and denied in part. The judge left in claims against all of the individual defendants as well as against the Company. In January 2009, the Company and plaintiff agreed in principle to settle all outstanding claims in the litigation for $3.25 million. The Company recorded a Special Charge of $3.7 million as of January 2, 2009, to cover this settlement and any associated costs. The settlement remains subject to the negotiation of a definitive settlement agreement, confirmatory discovery, and approval by the District Court.
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
We have updated the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended October 3, 2008, as set forth below. We do not believe any of the updates constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended October 3, 2008.
References in this section to our fiscal year refer to the fiscal year ending on the Friday nearest September 30 of each year. References in this section to our fiscal quarter refer to the fiscal quarter ending on the Friday nearest December 31 of each year.
We face a risk that capital needed for our business and to repay our debt obligations will not be available when we need it.
At January 2, 2009, we had $141.4 million aggregate principal amount of floating rate senior secured notes outstanding due November 2010 and $250.0 million aggregate principal amount of convertible subordinated notes outstanding. The convertible notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
We also have a $50.0 million credit facility with a bank, under which we had borrowed $32.9 million as of January 2, 2009. The term of this credit facility has been extended through November 27, 2009, and the facility remains subject to additional 364-day extensions at the discretion of the bank.

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
Our common stock is listed on the NASDAQ Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements. For example, NASDAQ rules require that we maintain a minimum bid price of $1.00 per share for our common stock. Our common stock is currently and has in the past fallen below this minimum bid price requirement and it may do so again in the future. NASDAQ has currently suspended this bid price requirement through April 20, 2009. However, if NASDAQ does not further extend this suspension and our stock price is below $1.00 at the time the suspension is lifted or falls below $1.00 after that time or if we in the future fail to meet other requirements for continued listing on the NASDAQ Global Select Market, our common stock could be delisted from The NASDAQ Global Select Market if we are unable to cure the events of noncompliance in a timely or effective manner. If our common stock were threatened with delisting from The NASDAQ Global Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing requirements by moving our common stock to the NASDAQ Capital Market. For example, if appropriate, we may request, as we have done in the past, approval by our stockholders to implement a reverse stock split in order to regain compliance with NASDAQ’s minimum bid price requirement. If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, in the event that our common stock is delisted, we would be in default under the terms and conditions of our floating rate senior secured notes as well as our convertible subordinated notes.
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
We are subject to the risks of doing business internationally.
For the fiscal quarters ended January 2, 2009 and December 28, 2007, net revenues from customers located outside of the United States, primarily in the Asia-Pacific region represented 94% and 96% of our total net revenues, respectively. In addition, a significant portion of our workforce and many of our key suppliers are located outside of the United States. Our international operations consist of research and development, sales offices, and other general and administrative functions. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:
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
As a result of our various reorganization and restructuring related activities, we lease or own a number of domestic facilities in which we do not operate. At January 2, 2009, we had 602,000 square feet of vacant leased space and 456,000 square feet of owned space, of which approximately 88% is being sub-leased to third parties and 12% is currently vacant and offered for sublease. Included in these amounts are 389,000 square feet of owned space in Newport Beach that we have leased to Jazz Semiconductor, Inc. and 126,000 square feet of leased space in Newport Beach that we have sub-leased to Mindspeed Technologies, Inc.
The aggregate amount owed to landlords under space we lease but do not operate over the remaining terms of the leases is approximately $107 million and, of this amount, we have subtenants that currently have lease obligations to us in the aggregate amount of $29 million. The space we have subleased to others is, in some cases, at rates less than the amounts we are required to pay landlords and, of the aggregate obligations we have to landlords for unused space, approximately $33 million is attributable to space we are attempting to sublease. In the event one or more of our subtenants fails to make lease payments to us or otherwise defaults on their obligations to us, we could incur substantial unanticipated payment obligations to landlords. In addition, in the event tenants of space we own fail to make lease payments to us or otherwise default on their obligations to us, we could be required to seek new tenants and we cannot assure that our efforts to do so would be successful or that the rates at which we could do so would be attractive. In the event our estimates regarding our ability to sublet our available space are incorrect, we would be required to adjust our restructuring reserves which could have a material impact on our financial results in the future.
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

Our net loss from continuing operations for the fiscal quarter ended January 2, 2009 was $10.5 million. Our net losses from continuing operations for fiscal 2008, 2007 and 2006 were $133.4 million, $221.2 million, and $97.1 million, respectively. These results have had a negative impact on our financial condition and operating cash flows. Our primary sources of liquidity include borrowing under our credit facility, available cash and cash equivalents. We believe that our existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months. However, we cannot provide any assurance that our business will become profitable or that we will not incur additional substantial losses in the future. Additional operating losses or lower than expected product sales will adversely affect our cash flow and financial condition and could impair our ability to satisfy our indebtedness obligations as such obligations come due. If at a future date we are unable to demonstrate that we have sufficient cash to meet our obligations for at least the following twelve months, we may no longer be able to use the “going concern” basis of presentation in our financial statements. The receipt of a “going concern” qualification in future financial statements would likely adversely impact our ability to access the capital and credit markets and impede our ability to conduct business with suppliers and customers.
We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial condition and results of operations.
At January 2, 2009, we had $111.4 million of goodwill and $9.9 million of intangible assets, net, which together represented approximately 28.9% of our total assets. In periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. If our market capitalization drops below our book value for a prolonged period of time, if our assumptions regarding our future operating performance change or if other indicators of impairment are present, we may be required to write-down the value of our goodwill and acquisition-related intangible assets by taking a non-cash charge against earnings. Because of the significance of our remaining goodwill and intangible asset balances, any future impairment of these assets could also have a material adverse effect on our financial condition and results of operations, although, as a non-cash charge, it would have no effect on our cash flow. Significant impairments may also impact shareholders’ equity.
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
Sales to our twenty largest customers, including distributors, represented approximately 69% and 74% of our net revenues in the fiscal quarters ended January 2, 2009 and December 28, 2007, respectively. For the fiscal quarters ended January 2, 2009 and December 28, 2007, there was one distribution customer that accounted for 13% and 14% of our net revenues, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:
•	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

•	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;

•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;

•	our customers face intense competition from other manufacturers that do not use our products;

•	some of our customers offer or may offer products that compete with our products;

•	some of our customers’ liquidity may be negatively affected by the recent domestic and global credit crisis;and;

•	customers perceptions of our liquidity may have a negative impact on their decisions to incorporate our products into their own products.
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
Approximately $32.2 million of our $110.3 million of cash and cash equivalents at January 2, 2009 is located in foreign countries where we conduct business, including approximately $19.6 million in India and $3.4 million in China. These amounts are not freely available for dividend repatriation to the United States without the imposition and payment, where applicable, of local taxes. Further, the repatriation of these funds is subject to compliance with applicable local government laws and regulations, and in some cases, requires governmental consent, including in India and China. Our inability to repatriate these funds quickly and without any required governmental consents may limit the resources available to us to fund our operations in the United States and other locations or to pay indebtedness.
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
We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 25% and 25% of our net revenues in the fiscal quarters ended January 2, 2009 and December 28, 2007. Our arrangements with these distributors are terminable at any time, and the loss of these arrangements could have an adverse effect on our operating results.
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 25% and 25% of our net revenues in the fiscal quarters ended January 2, 2009 and December 28, 2007. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other suppliers’ products and may not sell our products as quickly as forecasted, which may impact the distributors’ future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.
We are dependent upon third parties for the manufacture, assembly and test of our products.
We are entirely dependent upon outside wafer fabrication facilities (known as foundries or fabs). Therefore, our revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. If the semiconductor industry experiences a shortage of wafer fabrication capacity in the future, we risk experiencing delays in access to key process technologies, production or shipments and increased manufacturing costs. Moreover, our foundry partners often require significant amounts of financing in order to build or expand wafer fabrication facilities. However, current unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased the level of liquidity in many financial markets and resulted in significant volatility in the credit and equity markets. These conditions may make it difficult for foundries to obtain adequate or historical levels of capital to finance the building or expansion of their wafer fabrication facilities, which would have an adverse impact on their production capacity and could in turn negatively impact our wafer output. In addition, certain of our suppliers have required that we keep in place standby letters of credit for all or part of the products we order. Such requirement, or a requirement that we shorten our payment cycle times in the future, may negatively impact our liquidity and cash position, or may not be available to us due to our then current liquidity or cash position, and would have a negative impact on our ability to produce and deliver products to our customers on a timely basis.
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
At January 2, 2009, we had $141.4 million aggregate principal amount of floating rate senior secured notes outstanding. We are required to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our Broadband Media Processing business in August 2008 qualified as an asset disposition requiring us to make offers to repurchase a portion of the notes no later than 361 days following the respective asset dispositions. In September 2008, we completed a tender offer for $80 million of the senior secured notes. Based on the proceeds received from this asset disposition and our estimates of cash investments in assets (other than current assets) related to our business to be made within 360 days following the asset dispositions, we estimate that we will be required to make offers to repurchase approximately $17.6 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest, in the fourth quarter of fiscal 2009. This requirement limits our ability to use existing and future asset sale proceeds to fund our operations.
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
We and certain of our current and former officers and our Employee Benefits Plan Committee have been named as defendants in a purported breach of fiduciary duties class action lawsuit. While the parties have reached a settlement in principle, this or other lawsuits may divert management’s attention and resources from other matters, which could also adversely affect our business, financial position and results of operations.
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

ITEM 6. EXHIBITS

Exhibit No.	Description

*10.1	Conexant Systems, Inc. 2009 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008)

*10.2	Employment Agreement by and between Dwight W. Decker and Conexant Systems, Inc., dated December 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 9, 2008)

*10.3	Separation Agreement and Release dated as of December 18, 2008 between Conexant Systems, Inc. and Karen L. Roscher (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 30, 2008)

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)
Date: February 11, 2009	By	/s/ JEAN HU
Jean Hu
Chief Financial Officer and Senior Vice President, Business Development (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

*10.1	Conexant Systems, Inc. 2009 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008)

*10.2	Employment Agreement by and between Dwight W. Decker and Conexant Systems, Inc., dated December 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 9, 2008)

*10.3	Separation Agreement and Release dated as of December 18, 2008 between Conexant Systems, Inc. and Karen L. Roscher (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 30, 2008)

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-14(a).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement