Form 10-Q
period 2009-04-03
CONEXANT SYSTEMS INC
filed 2009-05-13
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 3, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
As of May 1, 2009, there were 49,779,850 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
     This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, the negatives of such expressions, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	our beliefs, subject to the qualifications expressed, regarding the sufficiency of our existing sources of liquidity and cash to fund our operations, research and development, anticipated capital expenditures and our working capital needs for at least the next 12 months and that we will be able to repatriate cash from our foreign operations on a timely and cost effective basis and that we will be able to sustain the recoverability of our goodwill, intangible and tangible long-term assets;

•	our belief that we will be able to sustain the recoverability of our goodwill, intangible and tangible long-term assets;

•	expectations that we will have sufficient capital needed to remain in business and repay our indebtedness as it becomes due;

•	expectations that we will be able to continue to meet NASDAQ listing requirements;

•	expectations regarding the market share of our products, growth in the markets we serve and our market opportunities;

•	expectations regarding price and product competition;

•	continued demand and future growth in demand for our products in the communications, PC and consumer markets we serve;

•	our plans and expectations regarding the transition of our semiconductor products to smaller line width geometries;

•	our product development plans;

•	our expectation that our largest customers will continue to account for a substantial portion of our revenue;

•	expectations regarding our contractual obligations and commitments;

•	expectation that we will be able to protect our products and services with proprietary technology and intellectual property protection;

•	expectation that we will be able to meet our lease obligations (and other financial commitments);

•	expectation that we will be able to continue to rely on third party manufacturers to manufacture, assemble and test our products to meet our customers’ demands; and

•	expectations regarding the proposed sale of our Broadband Access Products business to Ikanos Communications, Inc.
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

CONEXANT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	April 3,	October 3,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$110,271	$105,883
Restricted cash	17,500	26,800
Receivables, net of allowances of $820 and $834	37,172	48,997
Inventories, net	18,042	36,439
Other current assets	36,740	38,537

Total current assets	219,725	256,656
Property, plant and equipment, net	18,448	24,912
Goodwill	111,360	110,412
Intangible assets, net	7,026	14,971
Other assets	36,405	39,452

Total assets	$392,964	$446,403

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$17,707
Short-term debt	29,721	40,117
Accounts payable	18,365	34,894
Accrued compensation and benefits	11,712	14,989
Other current liabilities	34,461	44,385

Total current liabilities	94,259	152,092

Long-term debt	391,400	373,693
Other liabilities	72,282	57,352

Total liabilities	557,941	583,137
Commitments and contingencies (Note 6)
Shareholders’ deficit:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 49,780 and 49,601 shares issued and outstanding	498	496
Additional paid-in capital	4,748,512	4,744,140
Accumulated deficit	(4,910,651)	(4,879,208)
Accumulated other comprehensive loss	(3,288)	(2,083)
Shareholder notes receivable	(48)	(79)

Total shareholders’ deficit	(164,977)	(136,734)

Total liabilities and shareholders’ deficit	$392,964	$446,403

See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008

Net revenues	$74,479	$118,518	$160,977	$264,451
Cost of goods sold (1)	35,373	56,481	75,721	120,293

Gross margin	39,106	62,037	85,256	144,158
Operating expenses:
Research and development (1)	24,468	30,650	50,781	68,473
Selling, general and administrative (1)	18,678	20,424	38,161	40,438
Amortization of intangible assets	2,885	2,859	6,256	7,430
Gain on sale of intellectual property	—	—	(12,858)	—
Special charges	2,385	2,594	12,594	6,943

Total operating expenses	48,416	56,527	94,934	123,284

Operating (loss) income	(9,310)	5,510	(9,678)	20,874
Interest expense	5,930	8,628	11,984	18,077
Other (income) expense, net	(1,577)	4,148	718	9,493

Loss from continuing operations before income taxes and (loss) gain on equity method investments	(13,663)	(7,266)	(22,380)	(6,696)
Provision for income taxes	341	717	1,253	1,579

Loss from continuing operations before (loss) gain on equity method investments	(14,004)	(7,983)	(23,633)	(8,275)
(Loss) gain on equity method investments	(835)	(214)	(1,681)	3,559

Loss from continuing operations	(14,839)	(8,197)	(25,314)	(4,716)
Income (loss) from discontinued operations, net of tax (1)	1,083	(133,807)	(6,131)	(146,506)

Net loss	$(13,756)	$(142,004)	$(31,445)	$(151,222)

Loss per share from continuing operations — basic and diluted	$(0.30)	$(0.17)	$(0.51)	$(0.10)

Income (loss) per share from discontinued operations — basic and diluted	$0.02	$(2.71)	$(0.12)	$(2.97)

Net loss per share — basic and diluted	$(0.28)	$(2.88)	$(0.63)	$(3.07)

Shares used in basic and diluted per-share computations	49,755	49,312	49,706	49,274

(1)	These captions include non-cash employee stock-based compensation expense as follows (see Note 7):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
Cost of goods sold	$95	$81	$138	$195
Research and development	733	912	1,244	2,524
Selling, general and administrative	1,405	2,210	3,224	3,168
(Income) loss from discontinued operations, net of tax	—	563	—	1,163
See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Fiscal Months Ended
	April 3,	March 28,
	2009	2008
Cash flows from operating activities:
Net loss	$(31,445)	$(151,222)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities, net of effects of acquisitions:
Depreciation	4,659	11,534
Amortization of intangible assets	6,255	7,851
Asset impairments	—	121,785
Reversal of provision for bad debts, net	—	(698)
(Reversal of) charges for inventory provisions, net	(24)	4,715
Deferred income taxes	(158)	121
Stock-based compensation	4,606	7,050
(Increase) decrease in fair value of derivative instruments	(90)	14,161
Losses on equity method investments	2,560	28
Other-than-temporary impairment of marketable securities	2,635	—
Other-than-temporary impairment of cost method investments	135	—
Gain on sale of intellectual property	(12,858)	—
Other items, net	1,241	451
Changes in assets and liabilities:
Receivables	11,825	8,520
Inventories	19,319	3,072
Accounts payable	(16,529)	(10,743)
Accrued expenses and other current liabilities	(8,828)	(24,998)
Accrued restructuring expenses	11,688	1,931
Other, net	918	8,475

Net cash (used in) provided by operating activities	(4,091)	2,033
Cash flows from investing activities:
Purchases of property, plant and equipment	(347)	(3,689)
Proceeds from sale of property, plant and equipment	—	574
Payments for acquisitions	(3,578)	—
Purchases of equity securities	—	(755)
Release of restricted cash	9,300	—
Proceeds from sale of intellectual property, net of expenses of $132	14,548	—

Net cash provided by (used in) investing activities	19,923	(3,870)
Cash flows from financing activities:
Net repayments of short-term debt, including debt costs of $901 and $1,118	(11,297)	(10,022)
Repurchases and retirements of long-term debt	—	(53,600)
Proceeds from issuance of common stock	28	707
Interest rate swap security deposit	(207)	(6,741)
Repayment of shareholder note receivable	32	—

Net cash used in financing activities	(11,444)	(69,656)

Net increase (decrease) in cash and cash equivalents	4,388	(71,493)
Cash and cash equivalents at beginning of period	105,883	235,605

Cash and cash equivalents at end of period	$110,271	$164,112

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
2. Basis of Presentation and Significant Accounting Policies
Interim Reporting — The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
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
Prior to the fourth quarter of fiscal 2008, revenue with respect to sales to certain distributors was deferred until the products were sold by the distributors to third parties. During the fiscal quarter ended October 3, 2008, the Company evaluated three distributors for which revenue has historically been recognized when the purchased products are sold by the distributor to a third party due to the Company’s inability in prior years to enforce the contractual terms related to any right of return. The Company’s evaluation revealed that it is able to enforce the contractual right of return for the three distributors in an effective manner similar to that experienced with the other distributor customers. As a result, in the fourth quarter of fiscal 2008, the Company commenced the recognition of revenue on these three distributors upon shipment, which is consistent with the revenue recognition point of other distributor customers. As a result, in the fiscal quarter ended October 3, 2008, the Company recognized $3.9 million of revenue on sales to these three distributors related to the change to revenue recognition upon shipment with a corresponding charge to cost of goods sold of $1.8 million. At April 3, 2009 and October 3, 2008, there is no significant deferred revenue related to sales to the Company’s distributors.
Revenue with respect to sales to customers to whom the Company has significant obligations after delivery is deferred until all significant obligations have been completed. At April 3, 2009, there was no deferred revenue. At October 3, 2008, deferred revenue related to shipments of products for which the Company had on-going performance obligations was $0.2 million. Deferred revenue is included in other current liabilities on the accompanying condensed consolidated balance sheets.
During the six fiscal months ended March 28, 2008, the Company recorded approximately $14.7 million of non-recurring revenue from the buyout of a future royalty stream.
Liquidity — The Company has a $50.0 million credit facility with a bank, under which it had borrowed $29.7 million as of April 3, 2009. This credit facility matures on November 27, 2009 and is subject to additional 364-day extensions at the discretion of the bank.
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
Recent unfavorable economic conditions have led to a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets. If the economy or markets in which we operate continue to be subject to adverse economic conditions, our business, financial condition, cash flow and results of operations will be adversely affected. If the credit markets remain difficult to access or worsen or our performance is unfavorable due to economic conditions or for any other reasons, we may not be able to obtain sufficient capital to repay amounts due under (i) our credit facility expiring November 2009, (ii) our $141.4 million floating rate senior secured notes when they become due in November 2010 or earlier as a result of a mandatory offer to repurchase, and (iii) our $250.0 million convertible subordinated notes when they become due in March 2026 or earlier as a result of the mandatory repurchase requirements. The first mandatory repurchase date for our convertible subordinated notes is March 1, 2011. In the event we are unable to satisfy or refinance our debt obligations as the obligations are required to be paid, we will be required to consider strategic and other alternatives, including, among other things, the negotiation of revised terms of our indebtedness, the exchange of new securities for existing indebtedness obligations and the sale of assets to generate funds. There is no assurance that we would be successful in completing any of these alternatives.
Restricted Cash — The Company’s short-term debt agreement requires that the Company and its consolidated subsidiaries maintain minimum levels of cash on deposit with the bank throughout the term of the agreement. The Company classified $8.5 million and $8.8 million as restricted cash with respect to this credit agreement as of April 3, 2009 and October 3, 2008, respectively. See Note 5 for further information on the Company’s short-term debt.
As of October 3, 2008 and April 3, 2009, the Company had one irrevocable stand-by letter of credit outstanding. As of April 3, 2009 and October 3, 2008, the irrevocable stand-by letter of credit was collateralized by restricted cash balances of $9.0 million and $18.0 million, respectively, to secure inventory purchases from a vendor. The letter of credit expires on May 31, 2009. The restricted cash balance securing the letter of credit is classified as current restricted cash on the condensed consolidated balance sheets. In addition, the Company has other outstanding letters of credit collateralized by restricted cash aggregating $6.8 million to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the condensed consolidated balance sheets.
Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes,” (SFAS 109). SFAS 109 establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that some of the deferred tax assets will not be realized.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, which the Company adopted effective

September 29, 2007, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.
Review of Accounting for Research and Development Costs — During the fiscal quarter ended December 27, 2007, the Company reviewed its methodology of capitalizing photo mask costs used in product development. Photo mask designs are subject to significant verification and uncertainty regarding the final performance of the related part. Due to these uncertainties, the Company reevaluated its prior practice of capitalizing such costs and concluded that these costs should have been expensed as research and development costs as incurred. As a result, in the six fiscal months ended March 28, 2008, the Company recorded a correcting adjustment of $5.3 million, representing the unamortized portion of the capitalized photo mask costs as of September 29, 2007. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board Opinion No. 28 “Interim Financial Reporting,” (“APB 28”), paragraph 29, and SEC Staff Accounting Bulletin Nos. 99 “Materiality” (“SAB 99”) and 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company believes that this correcting adjustment was not material to its estimated full-year results for 2008. In addition, the Company does not believe the correcting adjustment is material to the amounts reported in previous periods.
Derivative Financial Instruments — The Company’s derivative financial instruments as of April 3, 2009 principally consisted of (i) the Company’s warrant to purchase six million shares of Mindspeed Technologies, Inc. (Mindspeed) common stock and (ii) interest rate swaps. See Note 5 for information regarding the Mindspeed warrant.
Interest Rate Swaps — During fiscal 2008, the Company entered into three interest rate swap agreements with Bear Stearns Capital Markets, Inc. (counterparty) for a combined notional amount of $200 million to mitigate interest rate risk on $200 million of its Floating Rate Senior Secured Notes due 2010. In December 2008, the interest rate swap agreements were assigned, without modification, to J.P. Morgan Chase Bank, N.A. Under the terms of the swaps, the Company will pay a fixed rate of 2.98% and receive a floating rate equal to three-month LIBOR, which will offset the floating rate paid on the Notes. The interest rate swaps meet the criteria for designation as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As a result of the repurchase of $80 million of the Company’s Floating Rate Senior Secured Notes in the fourth quarter of fiscal 2008, one of the swap contracts with a notional amount of $100 million was terminated. As a result of the swap contract termination, the Company recognized a $0.3 million gain based on the fair value of the contract on the termination date. The remaining two $50 million swap agreements terminate on the due date of the underlying notes and require the Company to post cash collateral with the counterparty in a minimum amount of $2.1 million. The amount of collateral will adjust monthly based on a mark-to-market of the swaps. At April 3, 2009, the Company was required to post $2.7 million of cash collateral with the counterparty, $0.6 million of which is included in other current assets and $2.1 million of which is included in other non-current assets on the accompanying condensed consolidated balance sheet. Based on the fair value of the swap agreements, the Company recorded a derivative liability of $2.5 million at April 3, 2009, which is included in other liabilities on the accompanying condensed consolidated balance sheet. The change in fair value is recorded in accumulated other comprehensive loss to the extent the derivative is effective in mitigating the exposure related to the underlying notes. The gain or loss is recognized immediately in other (income) expense, net, in the statements of operations when a designated hedging instrument is either terminated early or an improbable or ineffective portion of the hedge is identified. Interest expense related to the swap contracts was $0.4 million and $0.5 million for the fiscal quarter and six fiscal months ended April 3, 2009, respectively.
At October 3, 2008, the Company had outstanding foreign currency forward exchange contracts with a notional amount of 210 million Indian Rupees, or approximately $4.4 million. All foreign currency forward exchange contracts matured at various dates through December 2008 and were not renewed. At April 3, 2009, there were no foreign currency forward exchange contracts outstanding.
The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Supplemental Cash Flow Information — Cash paid for interest was $7.5 million and $10.2 million for the six fiscal months ended April 3, 2009 and March 28, 2008, respectively. Cash paid for income taxes for the six fiscal months ended April 3, 2009 and March 28, 2008 was $1.3 million and $1.6 million, respectively.

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
The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008

Stock options and warrants	5,847	9,010	6,324	9,187
4.00% convertible subordinated notes due March 2026	5,081	5,081	5,081	5,081

	10,928	14,091	11,405	14,268

There were no dilutive common stock equivalents as of the fiscal quarter or six fiscal months ended April 3, 2009 and March 28, 2008, respectively.
Cash flows— The Company has reclassified the change in accrued restructuring expenses of $1,931 from accrued expenses and other current liabilities, and other, net, to accrued restructuring expenses on its condensed consolidated statements of cash flows for the fiscal quarter ended March 28, 2008 to conform to the current year presentation. The Company has also corrected the classification of expenses related to short-term debt from other, net, to repayments of short-term debt, including debt costs, for the fiscal quarter ended March 28, 2008. These changes on the condensed consolidated statements cash flows did not affect the Company’s reported net decrease in cash and cash equivalents for the period.

Six Fiscal
Months Ended
March 28,
2008
Accrued expenses and other current liabilities, before reclassification	$(26,636)
Accrued restructuring expenses	1,638

Accrued expenses and other current liabilities, after reclassification	$(24,998)

Other, net, before reclassification	$10,926
Accrued restructuring expenses	(3,569)
Expenses related to short-term debt	1,118

Other, net, after reclassification	$8,475

Repayments of short-term debt, including debt costs, before correction	$(8,904)
Expenses related to short-term debt	(1,118)

Repayments of short-term debt, including debt costs, after correction	$(10,022)

Business Enterprise Segments — The Company operates in one reportable segment, broadband communications. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for the way that public business enterprises report information about operating segments in condensed consolidated financial statements. Although the Company had two operating segments at April 3, 2009, under the aggregation criteria set forth in SFAS No. 131, it only operates in one reportable segment, broadband communications. The Company’s reporting units, which are also the Company’s operating units, Imaging and PC Media (“IPM”) and Broadband Access Products (“BBA”), were identified based upon the availability of discrete financial information and the chief operating decision maker’s regular review of the financial information for these operating segments. The Company evaluated these reporting units for components and noted that there are none below the IPM and BBA reporting units.

Under SFAS No. 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:
•	the nature of their products and services;

•	the nature of their production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.
     The Company meets each of the aggregation criteria for the following reasons:
•	the sale of semiconductor products is the only material source of revenue for each of the Company’s two operating segments;

•	the products sold by each of the Company’s operating segments use the same standard manufacturing process;

•	the products marketed by each of the Company’s operating segments are sold to similar customers;

•	all of the Company’s products are sold through its internal sales force and common distributors;

•	the operating segments share common research and development resources and core engineering resources; and

•	the operating segments share selling, general and administrative resources.
Because the Company meets each of the criteria set forth above and each of its operating segments has similar economic characteristics, the Company aggregates its results of operations in one reportable segment.
Goodwill — Goodwill is not amortized. Instead, goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process.
The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We assess the fair value of our reporting units for purposes of goodwill impairment testing based upon a weighted average of a Discounted Cash Flow (DCF) analysis under the income approach, and a market multiple analysis under the market approach. The resulting fair value of the reporting unit is then compared to the carrying amounts of the net assets of the reporting unit, including goodwill. Carrying amounts of the reporting units are based upon a combination of specifically-identified assets and liabilities allocations using guidance outlined in paragraphs 32 and 34 of SFAS No. 142. The weighting between the two models is determined by management assessment of current internal and external conditions.
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
Goodwill is tested at the reporting unit level annually and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The global decline in consumer confidence and spending has dramatically impacted the Company’s financial performance as well as that of many of our competitors, peers, customers, and suppliers. This impact resulted in the Company’s evaluation of the recoverability of goodwill during the first quarter of fiscal 2009.

We determined that substantially all of the goodwill reported on our balance sheet is attributable to the IPM reporting unit and, accordingly, the IPM reporting unit is the primary focus of our goodwill impairment testing. Overall financial performance declines in the first quarter of fiscal 2009 resulted in an interim test for goodwill impairment. Based upon the results of the testing for the quarter ended January 2, 2009, the Company determined that despite recent declines in the IPM reporting unit, performance levels remained sufficient to support the IPM-related goodwill balance as of January 2, 2009.
During the second quarter of fiscal 2009, we reviewed the IPM forecasts used in the first quarter of fiscal 2009 interim goodwill impairment analysis and determined there were no further declines in performance and therefore no interim goodwill impairment analysis was considered necessary for the second quarter of fiscal 2009.
Recently Adopted Accounting Pronouncements
On January 3, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires expanded disclosures regarding the location and amount of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. As a result of the adoption of SFAS No. 161, the Company expanded its disclosures regarding its derivative instruments. See Note 2—Basis of Presentation and Significant Accounting Policies, Note 4—Fair Value of Certain Financial Assets and Liabilities, and Note 5—Supplemental Financial Information.
On January 3, 2009, the Company adopted FASB Staff Position (FSP) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP 140-4 and FIN 46(R)-8). FSP 140-4 and FIN 46(R)-8 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (non-transferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (non-transferor) of financial assets to the qualifying SPE. The adoption of FSP 140-4 and FIN 46(R)-8 did not have an impact on the Company’s condensed consolidated financial statements because the Company does not have a variable interest in a variable interest entity or in its SPE.
On October 4, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not have a material impact on its financial position, results of operations or liquidity.
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

In accordance with FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), the Company elected to defer until October 3, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
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
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The Company will adopt SFAS No. 141R in the first quarter of fiscal 2010 and it will apply prospectively to business combinations completed on or after that date.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The Company will adopt SFAS No. 160 in the first quarter of fiscal 2010 and it will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on its financial position and results of operations.
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
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Based on its initial analysis, the Company expects that the adoption of FSP APB 14-1 will result in an increase in the interest expense recognized on its convertible subordinated notes. See Note 5 for further information on long-term debt.
In April 2009, the FASB issued three related Staff Positions: (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), (ii) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”), and (iii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107 and APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the impact of adopting FSP 157-4, FSP 115-2 and FSP 124-2, and FSP 107 and APB 28-1 on its condensed consolidated financial statements.
3. Sale of Assets and Discontinued Operations
On August 11, 2008, the Company announced that it had completed the sale of its Broadband Media Processing (“BMP”) product lines to NXP B.V. (“NXP”). Pursuant to the Asset Purchase Agreement (the “BMP Agreement”), NXP acquired certain assets including, among other things, specified patents, inventory and contracts, and assumed certain employee-related liabilities. Pursuant to the BMP Agreement, the Company obtained a license to utilize technology that was sold to NXP and NXP obtained a license to utilize certain intellectual property that the Company retained. In addition, NXP agreed to provide employment to approximately 700 of the Company’s employees at locations in the United States, Europe, Israel, Asia-Pacific and Japan.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined that the BMP business, which constituted an operating segment of the Company, qualifies as a discontinued operation. The results of the BMP business are being reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. In accordance with the provisions of EITF No. 87-24, “Allocation of Interest to Discontinued Operations,” interest expense is allocated to discontinued operations based on the expected proceeds from the sale, net of any expected permitted investments, over the next twelve months. For the fiscal quarter and six fiscal months ended March 28, 2008, interest expense allocated to discontinued operations was $2.3 million and $4.5 million, respectively.
For the fiscal quarter ended April 3, 2009, BMP revenues and pretax income classified as discontinued operations was $2.1 million and $1.1 million, respectively. For the fiscal quarter ended March 28, 2008, BMP revenues and pretax loss classified as discontinued operations was $55.5 million and $133.6 million, respectively.
For the six fiscal months ended April 3, 2009 and March 28, 2008, BMP revenues classified as discontinued operations were $3.0 million and $6.1 million, respectively, and BMP and pretax loss classified as discontinued operations was $106.5 million and $145.9 million, respectively.
4. Fair Value of Certain Financial Assets and Liabilities
In accordance with SFAS 157, the following represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2009 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash and cash equivalents	$110,271	$—	$110,271
Restricted cash	17,500	—	17,500
Marketable securities	1,067	—	1,067
Mindspeed warrant	—	1,141	1,141
Long-term restricted cash	6,800	—	6,800

Total Assets	$135,638	$1,141	$136,779

Liabilities:
Interest rate swap financial instruments	$—	$2,543	$2,543

Total Liabilities	$—	$2,543	$2,543

Level 2 assets consist of the Company’s warrant to purchase six million shares of Mindspeed common stock at an exercise price of $17.04 per share through June 2013. At April 3, 2009, the warrant was valued using the Black-Scholes-Merton model with an expected term of 4.25 years, expected volatility of 76%, a risk-free interest rate of 1.59% and no dividend yield (see Note 5).
Level 2 liabilities consist of the Company’s interest rate swap derivatives. The fair value of interest rate swap derivatives is primarily based on third-party pricing service models. These models use discounted cash flows that utilize the appropriate market-based forward swap curves commensurate with the terms of the underlying instruments.
The Company had no financial assets and liabilities classified as Level 3 as of April 3, 2009.
5. Supplemental Financial Information
Inventories
Inventories consist of the following (in thousands):

	April 3,	October 3,
	2009	2008

Work-in-process	$9,753	$16,082
Finished goods	8,289	20,357

Total inventories, net	$18,042	$36,439

At April 3, 2009 and October 3, 2008, inventories were net of excess and obsolete (E&O) inventory reserves of $12.9 million and $17.6 million, respectively.
Intangible Assets
Intangible assets consist of the following (in thousands):

	April 3, 2009			October 3, 2008
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Developed technology	$7,951	$(7,352)	$599	$67,724	$(62,285)	$5,439
Product licenses	3,510	(1,498)	2,012	11,032	(7,105)	3,927
Other intangible assets	7,240	(2,825)	4,415	8,240	(2,635)	5,605

	$18,701	$(11,675)	$7,026	$86,996	$(72,025)	$14,971

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	Remainder of 2009	2010	2011	2012	2013	Thereafter
Amortization expense	$1,151	$1,353	$1,237	$1,237	$1,031	$1,017
In October 2008, the Company sold intellectual property to a third party (see Note 10).
Goodwill
Goodwill is tested at the reporting unit level annually and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The global decline in consumer confidence and spending has dramatically impacted the Company’s financial performance as well as that of many of our competitors, peers, customers, and suppliers. This impact resulted in the Company’s evaluation of the recoverability of goodwill during the first quarter of fiscal 2009.
The Company’s IPM reporting unit accounted for approximately 57 percent of the Company’s total revenues in the first quarter of fiscal 2009 and was associated with $110 million of the Company’s goodwill balance as of January 2, 2009. Overall financial performance declines in the first quarter of fiscal 2009 resulted in an interim test for goodwill impairment. Based upon the results of the testing for the quarter ended January 2, 2009, the Company determined that despite recent declines in the IPM reporting unit, performance levels remained sufficient to support the IPM-related goodwill balance as of January 2, 2009. The Company’s fair value methods used for purposes of the goodwill impairment tests incorporated a weighted-average of present value techniques, specifically discounted cash flows and the use of multiples of revenues and earnings associated with comparable companies. During the second quarter of fiscal 2009, we reviewed the IPM forecasts used in the first quarter of fiscal 2009 interim goodwill impairment analysis and determined there were no further declines in performance and, therefore, no interim goodwill impairment analysis was considered necessary for the second quarter of fiscal 2009.
The changes in the carrying amounts of goodwill were as follows (in thousands):

Goodwill at October 3, 2008	$110,412
Additions	1,000
Other adjustments	(52)

Goodwill at April 3, 2009	$111,360

In October 2006, we acquired the assets of Zarlink Semiconductor Inc.’s packet switching business for $5.0 million. Under the terms of the Zarlink acquisition, we were required to pay additional amounts based upon the achievement of certain revenue targets. In the first fiscal quarter of 2009, we paid an additional $1.0 million under this agreement which was recorded in goodwill.
Mindspeed Warrant
The Company has a warrant to purchase six million shares of Mindspeed common stock at an exercise price of $17.04 per share through June 2013. At April 3, 2009 and October 3, 2008, the market value of Mindspeed common stock was $1.57 and $2.08 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net each period. At April 3, 2009 and October 3, 2008, the aggregate fair value of the Mindspeed warrant included on the accompanying condensed consolidated balance sheets was $1.1 million and $0.5 million, respectively. At April 3, 2009, the warrant was valued using the Black-Scholes-Merton model with an expected term of 4.25 years, expected volatility of 76%, a risk-free interest rate of 1.59% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying condensed consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.
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
Concurrent with the Company’s agreements with Conexant USA, Conexant USA entered into a credit facility which is secured by the assets of Conexant USA. Conexant USA is required to maintain certain minimum amounts on deposit (restricted cash) with the bank during the term of the credit agreement. Borrowings under the credit facility, which cannot exceed the lesser of $50.0 million and 85% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables, bear interest equal to 7-day LIBOR (reset weekly) plus 1.25% and was approximately 1.66% at April 3, 2009. In addition, Conexant

USA pays a fee of 0.2% per annum for the unused portion of the line of credit. The credit agreement matures in November 2009 and remains subject to additional 364-day renewal periods at the discretion of the bank. In connection with the renewal in November 2008, the interest rate applied to borrowings under the credit facility increased from 7-day LIBOR plus 0.6% to 7-day LIBOR plus 1.25%.
The credit facility requires the Company and its consolidated subsidiaries to maintain minimum levels of shareholders’ equity or cash and cash equivalents. Further, any failure by the Company or Conexant USA to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit facility to immediately become due and payable. At April 3, 2009, Conexant USA had borrowed $29.7 million under this credit facility and the Company was in compliance with all credit facility covenants.
Long-Term Debt
Long-term debt consists of the following (in thousands):

	April 3,	October 3,
	2009	2008
Floating rate senior secured notes due November 2010	$141,400	$141,400
4.00% convertible subordinated notes due March 2026 with a conversion price of $49.20	250,000	250,000

Total	391,400	391,400
Less: current portion of long-term debt	—	(17,707)

Long-term debt	$391,400	$373,693

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
The sale of the Company’s investment in Jazz Semiconductor, Inc. (Jazz) in February 2007 and the sale of two other equity investments in April 2007 qualified as asset dispositions requiring the Company to make offers to repurchase a portion of the notes no later than 361 days following the asset dispositions. Based on the proceeds received from these asset dispositions and the Company’s cash investments in assets (other than current assets) related to the Company’s business made within 360 days following the asset dispositions, the Company was required to make an offer to repurchase not more than $53.6 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest in February 2008. As a result of 100% acceptance of the offer by the Company’s bondholders, $53.6 million of the senior secured notes were repurchased during the second quarter of fiscal 2008. The Company recorded a pretax loss on debt repurchase of $1.4 million during the second quarter of fiscal 2008, which included the write-off of deferred debt issuance costs.
Following the sale of the BMP business unit in August 2008 (see Note 3), the Company made an offer to repurchase $80.0 million of the senior secured notes at 100% of the principal amount plus any accrued and unpaid interest in September 2008. As a result of the 100% acceptance of the offer by the Company’s bondholders, $80.0 million of the senior secured notes were repurchased during the fourth quarter of fiscal 2008. The Company recorded a pretax loss on debt repurchase of $1.6 million during the fourth quarter of fiscal 2008, which included the write-off of deferred debt issuance costs. The pretax loss on debt repurchase of $1.6 million has been included in net loss from discontinued operations. During the six fiscal months ended April 3, 2009, we did not have additional sufficient asset dispositions to trigger another required repurchase offer.
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
IPO Litigation — In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies from 1998 through 2000. On April 2, 2009, the parties submitted for court approval a proposed settlement of the consolidated class actions. If the settlement is approved, the Company anticipates that its share of the cost of settlement will be paid by GlobeSpan’s insurers. For purposes of the settlement, the plaintiff class would not include certain institutions allocated shares from the “institutional pots” in any of the public offerings at issue in the consolidated class actions and persons associated with those institutions.
Class Action Suit — In February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. The amended complaint alleged that plaintiff lost money in the Plan due to (i) poor Company merger-related performance, (ii) misleading disclosures by the Company regarding the merger, (iii) breaches of fiduciary duty regarding management of Plan assets, (iv) being encouraged to invest in Conexant Stock Fund, (v) being unable to diversify out of said fund and (vi) having the Company make its matching contributions in said fund. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006. The appellate argument was held on April 19, 2007. On July 31, 2007, the Third Circuit Court of Appeals vacated the District Court’s order dismissing plaintiff’s complaint and remanded the case for further proceedings. On August 27, 2008, the motion to dismiss was granted in part and denied in part. The judge left in claims against all of the individual defendants as well as against the Company. In January 2009, the Company and plaintiff agreed in principle to settle all outstanding claims in the litigation for $3.25 million. The Company recorded a special charge of $3.7 million in the first fiscal quarter of 2009 to cover this settlement and any associated costs. The settlement remains subject to the negotiation of a definitive settlement agreement, confirmatory discovery, and approval by the District Court.
Guarantees and Indemnifications
The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell International Corporation, the Company assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz Semiconductors, Inc., the Company agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the Company’s sale of the BMP business to NXP, the Company agreed to indemnify NXP for certain claims related to the transaction. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.
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
7. Stock Option Plans
The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of April 3, 2009, approximately 8.5 million shares of the Company’s common stock are available for grant under the stock option and long-term incentive plans. Stock options are granted with exercise prices of not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.
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
The following weighted average assumptions were used in the estimated grant date fair value calculations for share-based payments:

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
Stock option plans:
Expected dividend yield	$—	$—	$—	$—
Expected stock price volatility	79%	67%	77%	66%
Risk free interest rate	1.80%	3.20%	2.00%	3.80%
Average expected life (in years)	4.68	5.25	4.86	5.00

Stock purchase plans:
Expected dividend yield	$—	$—	$—	$—
Expected stock price volatility	74%	68%	74%	68%
Risk free interest rate	3.14%	3.00%	3.14%	3.00%
Average expected life (in years)	0.5	0.5	0.5	0.5
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
A summary of stock option activity is as follows (shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, October 3, 2008	7,357	$23.54
Granted	66	1.03
Exercised	—	—
Forfeited	(2,173)	23.94

Outstanding, April 3, 2009	5,250	23.09

Shares vested and expected to vest, April 3, 2009	5,137	23.30

Exercisable, April 3, 2009	4,500	$24.70

At April 3, 2009, of the 5.3 million stock options outstanding, approximately 4.5 million options were held by current employees and directors of the Company, and approximately 0.8 million options were held by employees of former businesses of the Company (i.e., Mindspeed and Skyworks Solutions, Inc.) who remain employed by one of these businesses. At April 3, 2009, stock options outstanding had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 3.4 years. At April 3, 2009, exercisable stock options had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 2.9 years. At April 3, 2009 shares vested and expected to vest had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 1.3 years. The total intrinsic value of options exercised and total cash received from employees as a result of stock option exercises during the six fiscal months ended April 3, 2009 and March 28, 2008 was immaterial.
Directors Stock Plan
The Company has a Directors Stock Plan (DSP) that provides for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the DSP, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is entitled through the issuance of common stock. During the fiscal quarter ended April 3, 2009, no grants were awarded under the DSP. The DSP was suspended effective February 18, 2009.

Employee Stock Purchase Plan
Effective January 31, 2009, the Company suspended the Employee Stock Purchase Plan (“ESPP”) for all employees. The last purchase of shares under the ESPP occurred on January 30, 2009. The ESPP allowed eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. Under the ESPP, employees authorized the Company to withhold up to 15% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees were limited to the purchase of 200 shares per offering period. Offering periods generally commenced on the first trading day of February and August of each year and were generally six months in duration, but may have been terminated earlier under certain circumstances. Shares issued under the ESPP totaled 49,592 during the six fiscal months ended April 3, 2009.
During the fiscal quarter and six fiscal months ended April 3, 2009, the Company recognized stock-based compensation expense of $1.7 million and $3.1 million, respectively, for stock options, and $0.01 million and $0.1 million, respectively, for stock purchase plans, in its condensed consolidated statements of operations. During the fiscal quarter and six fiscal months ended March 28, 2008, the Company recognized stock-based compensation expense of $2.6 million and $5.5 million, respectively, for stock options, and $0.04 million and $0.3 million, respectively, for stock purchase plans, in its condensed consolidated statements of operations. The Company classified stock-based compensation expense of $0.6 million and $1.2 million to discontinued operations for the fiscal quarter and six fiscal months ended March 28, 2008, respectively. At April 3, 2009, the total unrecognized fair value compensation cost related to non-vested stock option awards was $5.3 million, which is expected to be recognized over a remaining weighted average period of approximately 1.3 years.
2001 Performance Share Plan and 2004 New Hire Equity Incentive Plan
The Company’s long-term incentive plans also provide for the issuance of share-based awards to officers and other employees and certain non-employees of the Company. These awards are subject to forfeiture if employment terminates during the prescribed vesting period (generally within four years of the date of award) or, in certain cases, if prescribed performance criteria are not met. The Company also maintains the 2001 Performance Share Plan (Performance Plan), under which it originally reserved 0.4 million shares for issuance, as well as the 2004 New Hire Equity Incentive Plan (New Hire Plan), under which it originally reserved 1.2 million shares for issuance.
Performance Plan
The performance-based awards may be settled, at the Company’s election at the time of payment, in cash, shares of common stock or any combination of cash and common stock. A summary of share-based award activity under the Performance Plan is as follows (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, October 3, 2008	400	$6.49
Granted	—	—
Vested	(175)	8.34
Forfeited	—	—

Outstanding, April 3, 2009	225	$5.04

During the fiscal quarter and six fiscal months ended April 3, 2009, the Company recognized stock-based compensation expense of $0.5 million and $1.1 million, respectively, related to the Performance Plan. During the fiscal quarter and six fiscal months ended March 28, 2008, the Company recognized stock-based compensation expense of $0.2 million and $0.4 million, respectively, related to the Performance Plan. The six fiscal months ended March 28, 2008 include a reversal of previously recognized stock-based compensation expense of $1.1 million related to the non-achievement of certain performance criteria. At April 3, 2009, the total unrecognized fair value stock-based compensation cost related to non-vested Performance Plan share awards was $0.1 million, which is expected to be recognized in fiscal 2009. As of April 3, 2009, no performance criteria apply to any unvested shares. At April 3, 2009, approximately 0.2 million shares of the Company’s common stock are available for issuance under the Performance Plan.

2004 New Hire Plan
The New Hire Plan provides for the grant of service-based awards. A summary of share-based award activity under the New Hire Plan is as follows (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, October 3, 2008	74	$10.59
Granted	—	—
Vested	(32)	11.33
Forfeited	(25)	13.70

Outstanding, April 3, 2009	17	$4.50

During the fiscal quarter and six fiscal months ended April 3, 2009, the Company recognized $0.01 million and $0.3 million in stock-based compensation expense related to the New Hire Plan, respectively. During the fiscal quarter and six fiscal months ended March 28, 2008, the Company recognized $0.5 million and $0.9 million in stock-based compensation expense related to the New Hire Plan, respectively. At April 3, 2009, the total unrecognized fair value compensation cost related to non-vested New Hire Plan was $0.1 million, which is expected to be recognized in fiscal 2009.
8. Comprehensive Loss
Comprehensive loss consists of the following (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
Net loss	$(13,756)	$(142,004)	$(31,445)	$(151,222)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(660)	1,204	(1,755)	1,503
Unrealized gains on marketable securities	664	—	650	—
Unrealized losses on foreign currency forward hedge contracts	—	(1,805)	(153)	(2,182)
Unrealized losses on interest rate swap contracts	(408)	—	(2,592)	—
Realized loss on impairment of marketable securities	—	—	1,986	—
Gains on settlement of foreign currency forward hedge contracts	—	—	659	—
Minimum pension liability adjustments	—	37	—	(1,073)

Other comprehensive loss	(404)	(564)	(1,205)	(1,752)

Comprehensive loss	$(14,160)	$(142,568)	$(32,650)	$(152,974)

Accumulated other comprehensive loss consists of the following (in thousands):

	April 3,	October 3,
	2009	2008
Foreign currency translation adjustments	$(1,447)	$308
Unrealized gains (losses) on marketable securities	702	(1,934)
Unrealized losses on derivative instruments	(2,543)	(457)

Accumulated other comprehensive loss	$(3,288)	$(2,083)

9. Income Taxes
The Company recorded a tax provision of $0.3 million and $1.3 million for the fiscal quarter and six fiscal months ended April 3, 2009, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. Federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
10. Gain on Sale of Intellectual Property
In October 2008, the Company sold a portfolio of patents, including patents related to its prior wireless networking technology, to a third party for cash of $14.5 million, net of costs, and recognized a gain of $12.9 million on the transaction. In accordance with the terms of the agreement with the third party, the Company retains a cross-license to this portfolio of patents.
11. Special Charges
For the fiscal quarter ended April 3, 2009, special charges primarily consisted of $2.2 million of restructuring charges related to workforce reductions implemented during the quarter. For the six fiscal months ended April 3, 2009, special charges of $12.6 million consisted primarily of restructuring charges of $2.8 million related to workforce reductions, $6.1 million related to revised sublease assumptions associated with vacated facilities and a $3.7 million charge for a legal settlement (See Note 6). For the fiscal quarter and six fiscal months ended March 28, 2008, special charges of $2.6 million and $6.8 million, respectively, consisted primarily of restructuring charges.
Restructuring Charges
The Company has implemented a number of cost reduction initiatives since fiscal 2005 to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.
As of April 3, 2009, the Company has remaining restructuring accruals of $39.1 million, of which $0.4 million relates to workforce reductions and $38.7 million relates to facility and other costs. Of the $39.1 million of restructuring accruals at April 3, 2009, $5.1 million is included in other current liabilities and $34.0 million is included in other non-current liabilities in the accompanying condensed consolidated balance sheets. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2009 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company’s accrued liabilities include the net present value of the future lease obligations of $80.0 million, net of contracted sublease income of $12.9 million, and projected sublease income of $28.4 million, and the Company will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.
Fiscal 2009 Restructuring Actions — During the fiscal quarter ended April 3, 2009, the Company completed actions that resulted in the elimination of approximately 140 positions worldwide. In relation to these announcements in fiscal 2009, the Company recorded $2.2 million of total charges for the cost of severance benefits for the affected employees.
Activity and liability balances recorded as part of the Fiscal 2009 Restructuring Actions through April 3, 2009 were as follows (in thousands):

Workforce
Reductions
Charged to costs and expenses	$2,216
Cash payments	(1,784)

Restructuring balance, April 3, 2009	$432

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

Restructuring charges in the six fiscal months ended April 3, 2009 related to the fiscal 2008 restructuring actions included $0.6 million of additional severance charges.
Activity and liability balances recorded as part of the Fiscal 2008 Restructuring Actions through April 3, 2009 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$6,254	$1,762	$8,016
Cash payments	(6,161)	(731)	(6,892)

Restructuring balance, October 3, 2008	93	1,031	1,124
Charged to costs and expenses	600	57	657
Reclassification to other current liabilities and other liabilities	—	(175)	(175)
Cash payments	(667)	(304)	(971)

Restructuring balance, April 3, 2009	$26	$609	$635

Fiscal 2007 Restructuring Actions — During fiscal 2007, the Company announced several facility closures and workforce reductions. In total, the Company notified approximately 670 employees of their involuntary termination and recorded $9.5 million of total charges for the cost of severance benefits for the affected employees. Additionally, the Company recorded charges of $2.0 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The non-cash facility accruals resulted from the reclassification of deferred gains on the previous sale-leaseback of two facilities totaling $8.0 million in fiscal 2008 and $4.9 million in fiscal 2007. As a result of the Company’s sale of its BMP business unit in fiscal 2008, $2.9 million and $2.2 million, incurred in fiscal 2008 and 2007, respectively, related to fiscal 2007 restructuring actions were reclassified to discontinued operations in the condensed consolidated statements of operations. The domestic economic downturn experienced during the fiscal quarter ended January 2, 2009 resulted in declines in real estate lease rates and the Company’s ability to secure sub tenants for a facility located in San Diego. These declines resulted in a decrease in estimated future projected sub lease rental income causing a $10.0 million additional restructuring charge for the facility. The majority of the facility supported the operations of the BMP business sold in August 2008. The additional restructuring charge of $10.0 million was allocated between the BMP business and continuing operations based upon the historical use of the facility. Of the $10.0 million restructuring charge, $7.6 million was included in discontinued operations and $2.4 million was charged to operating expenses.
Activity and liability balances recorded as part of the Fiscal 2007 Restructuring Actions through April 3, 2009 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$9,477	$2,040	$11,517
Non-cash items	—	4,868	4,868
Cash payments	(5,841)	(268)	(6,109)

Restructuring balance, September 28, 2007	3,636	6,640	10,276
Charged to costs and expenses	11	6,312	6,323
Non-cash items	—	8,039	8,039
Cash payments	(3,631)	(4,309)	(7,940)

Restructuring balance, October 3, 2008	16	16,682	16,698
Charged to costs and expenses	(1)	10,025	10,024
Cash payments	(15)	(2,713)	(2,728)

Restructuring balance, April 3, 2009	$—	$23,994	$23,994

Fiscal 2006 and 2005 Restructuring Actions — During fiscal years 2006 and 2005, the Company announced operating site closures and workforce reductions. In total, the Company notified approximately 385 employees of their involuntary termination. During fiscal 2006 and 2005, the Company recorded total charges of $24.1 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who were offered and accepted relocation assistance. Additionally, the Company recorded charges of $21.3 million relating to the consolidation of certain facilities under non-cancelable leases that were vacated. Restructuring charges in the six fiscal months ended April 3, 2009 related to the fiscal 2006 and 2005 restructuring actions included $4.1 million due to a decrease in estimated future rental income from sub-tenants resulting from declines in sub lease activity.
Activity and liability balances recorded as part of the Fiscal 2006 and 2005 Restructuring Actions through April 3, 2009 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, October 1, 2005	$3,609	$25,220	$28,829
Charged to costs and expenses	1,852	1,407	3,259
Reclassification from accrued compensation and benefits and other	1,844	55	1,899
Cash payments	(5,893)	(8,031)	(13,924)

Restructuring balance, September 29, 2006	1,412	18,651	20,063
Reclassification to other current liabilities and other liabilities	—	(2,687)	(2,687)
Charged to costs and expenses	55	559	614
Cash payments	(1,336)	(4,007)	(5,343)

Restructuring balance, September 28, 2007	131	12,516	12,647
Reclassification from other current liabilities and other liabilities	—	3,359	3,359
Charged to costs and expenses	(130)	285	155
Cash payments	(1)	(5,123)	(5,124)

Restructuring balance, October 3, 2008	—	11,037	11,037
Charged to costs and expenses	—	4,106	4,106
Cash payments	—	(1,074)	(1,074)

Restructuring balance, April 3, 2009	$—	$14,069	$14,069

12. Other (income) expense, net
Other (income) expense, net consists of the following (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
Investment and interest income	$(451)	$(2,042)	$(1,308)	$(4,813)
Other-than-temporary impairment of marketable securities and cost based investments	135	—	2,770	—
(Increase) decrease in the fair value of derivative instruments	(1,078)	6,179	(596)	14,543
Other	(183)	11	(148)	(237)

Other (income) expense, net	$(1,577)	$4,148	$718	$9,493

Other (income), net during the fiscal quarter ended April 3, 2009 was primarily comprised of a $1.1 million increase in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock and $0.5 million of investment and interest income on invested cash balances offset by an other-than-temporary impairment of cost method investments of $0.1 million. Other expense, net during the six fiscal months ended April 3, 2009 was primarily comprised of other-than-temporary impairments of marketable securities and cost method investments of $2.8 million offset by a $0.6 million increase in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock and $1.3 million of investment and interest income on invested cash balances.

Other expense, net during the fiscal quarter ended March 28, 2008 was primarily comprised of an $6.2 million decrease in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock, mainly due to a decrease in Mindspeed’s stock price during the period, offset by $2.0 million of investment and interest income on invested cash balances. Other expense, net during the six fiscal months ended March 28, 2008 was primarily comprised of an $14.5 million decrease in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock, mainly due to a decrease in Mindspeed’s stock price during the period, offset by $4.8 million of investment and interest income on invested cash balances.
13. Related Party Transactions
Mindspeed Technologies, Inc.
As of April 3, 2009, the Company holds a warrant to purchase six million shares of Mindspeed common stock at an exercise price of $17.04 per share exercisable through June 2013. In addition, two members of the Company’s Board of Directors also serve on the Board of Mindspeed. No significant amounts were due to or receivable from Mindspeed at April 3, 2009.
Lease Agreement — The Company subleases an office building to Mindspeed. Under the sublease agreement, Mindspeed pays amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. During the fiscal quarter and six fiscal months ended April 3, 2009 and March 28, 2008, the Company recorded income related to the Mindspeed sublease agreement of $0.4 million and $0.8 million, and $0.7 million and $1.3 million, respectively. Additionally, Mindspeed made payments directly to the Company’s landlord totaling $0.8 million and $1.1 million during the fiscal quarter ended April 3, 2009 and March 28, 2008, respectively, and $1.6 million and $2.1 million during the six fiscal months ended April 3, 2009 and March 28, 2008, respectively.
14. Geographic Information
Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
United States	$4,597	$6,354	$9,427	$12,717
Other Americas	1,384	1,588	3,029	4,960

Total Americas	5,981	7,942	12,456	17,677
China	50,239	75,268	104,734	162,756
Taiwan	3,641	5,993	10,572	14,299
Japan	2,821	4,804	6,655	11,882
Malaysia	2,231	1,830	5,696	5,662
Thailand	1,944	3,151	4,917	7,299
Singapore	2,004	11,738	4,629	25,629
South Korea	744	2,287	2,091	6,260
Other Asia-Pacific	1,604	112	2,396	301

Total Asia-Pacific	65,228	105,183	141,690	234,088

Europe, Middle East and Africa	3,270	5,393	6,831	12,686

	$74,479	$118,518	$160,977	$264,451

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. One distributor accounted for 11% and 12% of net revenues for the fiscal quarter and six fiscal months ended April 3, 2009, respectively, and 12% and 13% of net revenues for the fiscal quarter and six fiscal months ended March 28, 2008, respectively. Sales to the Company’s twenty largest customers represented approximately 73% and 71% of net revenues for the fiscal quarter and six fiscal months ended April 3, 2009, respectively, and approximately 56% and 66% of net revenues for the fiscal quarter and six fiscal months ended March 28, 2008, respectively.

Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	April 3,	October 3,
	2009	2008
United States	$45,772	$52,515
India	3,004	4,499
Other Asia-Pacific	4,816	6,766
Europe, Middle East and Africa	25	34

	$53,617	$63,814

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
In addition, subsequent to the issuance of the Company’s condensed consolidated interim financial statements for the fiscal quarter ended March 28, 2008, the Company has corrected its guarantor financial information to: (1) properly apply the equity method of accounting and properly allocate amortization of certain intangible assets in its condensed consolidating statements of operations for the fiscal quarter and six fiscal months ended March 28, 2008; and (2) properly present the results of its intercompany transactions within its condensed consolidating statements of cash flows (as financing activities rather than operating activities) for the six fiscal months ended March 28, 2008 in accordance with SEC Regulation S-X, Rule 3-10(f).
The following tables present the Company’s condensed consolidating balance sheets as of April 3, 2009 and October 3, 2008 (in thousands):

	April 3, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$86,781	$—	$23,490	$—	$110,271
Restricted cash	9,000	—	8,500	—	17,500
Receivables, net	1,408	169,158	35,764	(169,158)	37,172
Inventories	18,042	—	—	—	18,042
Other current assets	30,718	3	6,019	—	36,740

Total current assets	145,949	169,161	73,773	(169,158)	219,725
Property and equipment, net	11,106	—	7,342	—	18,448
Goodwill	18,911	89,352	3,097	—	111,360
Intangible assets, net	6,641	—	385	—	7,026
Other assets	34,107	—	2,298	—	36,405
Investments in subsidiaries	273,178	18,705	—	(291,883)	—

Total assets	$489,892	$277,218	$86,895	$(461,041)	$392,964

Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Short-term debt	—	—	29,721	—	29,721
Accounts payable	153,207	—	34,316	(169,158)	18,365
Accrued compensation and benefits	8,974	—	2,738	—	11,712
Other current liabilities	30,566	932	2,963	—	34,461

Total current liabilities	192,747	932	69,738	(169,158)	94,259
Long-term debt	391,400	—	—	—	391,400
Other liabilities	70,722	—	1,560	—	72,282

Total liabilities	654,869	932	71,298	(169,158)	557,941
Shareholders’ (deficit) equity	(164,977)	276,286	15,597	(291,883)	(164,977)

Total liabilities and equity (deficit)	$489,892	$277,218	$86,895	$(461,041)	$392,964

	October 3, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$69,738	$—	$36,145	$—	$105,883
Restricted cash	18,000	—	8,800	—	26,800
Receivables	—	169,158	57,584	(177,745)	48,997
Inventories	36,439	—	—	—	36,439
Other current assets	33,543	3	4,991	—	38,537

Total current assets	157,720	169,161	107,520	(177,745)	256,656
Property and equipment, net	14,366	—	10,546	—	24,912
Goodwill	17,911	89,404	3,097	—	110,412
Intangible assets, net	8,527	5,992	452	—	14,971
Other assets	36,955	—	2,497	—	39,452
Investments in subsidiaries	291,511	19,188	—	(310,699)	—

Total assets	$526,990	$283,745	$124,112	$(488,444)	$446,403

Current liabilities:
Current portion of long-term debt	$17,707	$—	$—	$—	$17,707
Short-term debt	—	—	40,117	—	40,117
Accounts payable	164,057	—	48,582	(177,745)	34,894
Accrued compensation and benefits	12,078	—	2,911	—	14,989
Other current liabilities	40,479	932	2,974	—	44,385

Total current liabilities	234,321	932	94,584	(177,745)	152,092
Long-term debt	373,693	—	—	—	373,693
Other liabilities	55,710	—	1,642	—	57,352

Total liabilities	663,724	932	96,226	(177,745)	583,137
Shareholders’ (deficit) equity	(136,734)	282,813	27,886	(310,699)	(136,734)

Total liabilities and equity (deficit)	$526,990	$283,745	$124,112	$(488,444)	$446,403

The following tables present the Company’s condensed consolidating statements of operations for the fiscal quarter ended April 3, 2009 and March 28, 2008 (in thousands):

	Fiscal Quarter Ended April 3, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$70,368	$5,663	$4,111	$(5,663)	$74,479
Cost of goods sold	31,632	—	3,741	—	35,373

Gross margin	38,736	5,663	370	(5,663)	39,106
Operating expenses:
Research and development	24,468	—	—	—	24,468
Selling, general and administrative	17,393	—	1,285	—	18,678
Amortization of intangible assets	701	2,150	34	—	2,885
Special charges	1,574	—	811	—	2,385

Total operating expenses	44,136	2,150	2,130	—	48,416

Operating income (loss)	(5,400)	3,513	(1,760)	(5,663)	(9,310)
Loss in income of subsidiaries	(1,333)	(1,023)	—	2,356	—
Interest expense	5,488	—	442	—	5,930
Other expense (income), net	2,364	—	(3,941)	—	(1,577)

(Loss) income from continuing operations before income taxes and loss on equity method investments	(14,585)	2,490	1,739	(3,307)	(13,663)
Provision for income taxes	(538)	—	879	—	341

(Loss) income from continuing operations before loss on equity method investments	(14,047)	2,490	860	(3,307)	(14,004)
Loss on equity method investments	(835)	—	—	—	(835)

(Loss) income from continuing operations	(14,882)	2,490	860	(3,307)	(14,839)
Income (loss) from discontinued operations	1,126	—	(43)	—	1,083

Net (loss) income	$(13,756)	$2,490	$817	$(3,307)	$(13,756)

	Fiscal Quarter Ended March 28, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$110,122	$7,781	$8,396	$(7,781)	$118,518
Cost of goods sold	49,130	—	7,351	—	56,481

Gross margin	60,992	7,781	1,045	(7,781)	62,037
Operating expenses:
Research and development	30,216	—	434	—	30,650
Selling, general and administrative	18,766	—	1,658	—	20,424
Amortization of intangible assets	467	2,149	243	—	2,859
Special charges	2,080	—	514	—	2,594

Total operating expenses	51,529	2,149	2,849	—	56,527

Operating income (loss)	9,463	5,632	(1,804)	(7,781)	5,510
Loss in income of subsidiaries	(1,591)	(314)	—	1,905	—
Interest expense	7,848	—	780	—	8,628
Other expense (income), net	8,234	—	(4,086)	—	4,148

(Loss) income from continuting operations before income taxes and loss on equity method investments	(8,210)	5,318	1,502	(5,876)	(7,266)
Provision for income taxes	(227)	—	944	—	717

(Loss) income from continuting operations before loss on equity method investments	(7,983)	5,318	558	(5,876)	(7,983)
Loss on equity method investments	(214)	—	—	—	(214)

(Loss) income from continuing operations	(8,197)	5,318	558	(5,876)	(8,197)
Loss from discontinued operations	(133,807)	—	—	—	(133,807)

Net (loss) income	$(142,004)	$5,318	$558	$(5,876)	$(142,004)

The following tables present the Company’s condensed consolidating statements of operations for the six fiscal months ended April 3, 2009 and March 28, 2008 (in thousands):

	Six Fiscal Months Ended April 3, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$153,078	$11,557	$7,899	$(11,557)	$160,977
Cost of goods sold	68,392	—	7,329	—	75,721

Gross margin	84,686	11,557	570	(11,557)	85,256
Operating expenses:
Research and development	50,781	—	—	—	50,781
Selling, general and administrative	35,696	—	2,465	—	38,161
Amortization of intangible assets	1,886	4,302	68	—	6,256
Gain on sale of intellectual property	(12,858)	—	—	—	(12,858)
Special charges	11,731	—	863	—	12,594

Total operating expenses	87,236	4,302	3,396	—	94,934

Operating (loss) income	(2,550)	7,255	(2,826)	(11,557)	(9,678)
Loss in income of subsidiaries	(3,229)	(484)	—	3,713	—
Interest expense	10,962	—	1,022	—	11,984
Other expense (income), net	6,732	—	(6,014)	—	718

(Loss) income from continuing operations before income taxes and loss on equity method investments	(23,473)	6,771	2,166	(7,844)	(22,380)
Provision for income taxes	129	—	1,124	—	1,253

(Loss) income from continuing operations before loss on equity method investments	(23,602)	6,771	1,042	(7,844)	(23,633)
Loss on equity method investments	(1,681)	—	—	—	(1,681)

(Loss) income from continuing operations	(25,283)	6,771	1,042	(7,844)	(25,314)
(Loss) gain from discontinued operations	(6,162)	—	31	—	(6,131)

Net (loss) income	$(31,445)	$6,771	$1,073	$(7,844)	$(31,445)

	Six Fiscal Months Ended March 28, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$230,091	$18,977	$34,360	$(18,977)	$264,451
Cost of goods sold	89,353	—	30,940	—	120,293

Gross margin	140,738	18,977	3,420	(18,977)	144,158
Operating expenses:
Research and development	67,864	—	609	—	68,473
Selling, general and administrative	35,282	—	5,156	—	40,438
Amortization of intangible assets	933	6,010	487	—	7,430
Special charges	6,057	—	886	—	6,943

Total operating expenses	110,136	6,010	7,138	—	123,284

Operating income (loss)	30,602	12,967	(3,718)	(18,977)	20,874
(Loss) equity in income of subsidiaries	(3,706)	1,327	—	2,379	—
Interest expense	15,507	—	2,570	—	18,077
Other expense (income), net	19,417	—	(9,924)	—	9,493

(Loss) income from continuing operations before income taxes and gain on equity method investments	(8,028)	14,294	3,636	(16,598)	(6,696)
Provision for income taxes	247	—	1,332	—	1,579

(Loss) income from continuing operations before gain on equity method investments	(8,275)	14,294	2,304	(16,598)	(8,275)
Gain on equity method investments	3,559	—	—	—	3,559

(Loss) income from continuing operations	(4,716)	14,294	2,304	(16,598)	(4,716)
Loss from discontinued operations	(146,506)	—	—	—	(146,506)

Net (loss) income	$(151,222)	$14,294	$2,304	$(16,598)	$(151,222)

The following tables present the Company’s condensed consolidating statements of cash flows for the six fiscal months ended April 3, 2009 and March 28, 2008 (in thousands):

	Six Fiscal Months Ended April 3, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(17,087)	$3,902	$5,817	$2,277	$(5,091)
Cash flows from investing activities:
Purchases of property, plant and equipment	(151)	—	(196)	—	(347)
Payments for acquisitions	(2,578)	—	—	—	(2,578)
Purchases of accounts receivable	—	—	(124,273)	124,273	—
Proceeds from collection of purchased accounts receivable	—	—	126,550	(126,550)	—
Release of restricted cash	9,000	—	300	—	9,300
Proceeds from sale of intellectual property, net	14,548	—	—	—	14,548

Net cash provided by investing activities	20,819	—	2,381	(2,277)	20,923
Cash flows from financing activities:
Repayment of short-term debt, net of expenses	—	—	(11,297)	—	(11,297)
Proceeds from issuance of company stock	28	—	—	—	28
Intercompany, net	13,458	(3,902)	(9,556)	—	—
Interest rate swap security deposit	(207)	—	—	—	(207)
Repayment of shareholder note receivable	32	—	—	—	32

Net cash provided by (used in) financing activities	13,311	(3,902)	(20,853)	—	(11,444)

Net increase (decrease) in cash and cash equivalents	17,043	—	(12,655)	—	4,388
Cash and cash equivalents at beginning of period	69,738	—	36,145	—	105,883

Cash and cash equivalents at end of period	$86,781	$—	$23,490	$—	$110,271

	Six Fiscal Months Ended March 28, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(28,306)	$3,122	$19,924	$7,293	$2,033
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,094)	—	(1,595)	—	(3,689)
Proceeds from sale of property, plant and equipment	574	—	—	—	574
Purchases of equity securites and other assets	(755)	—	—	—	(755)
Purchases of accounts receivable	—	—	(264,074)	264,074	—
Proceeds from collection of purchased accounts receivable	—	—	271,367	(271,367)	—

Net cash provided by (used in) investing activities	(2,275)	—	5,698	(7,293)	(3,870)
Cash flows from financing activities:
Repayment of short-term debt, net of expenses	—	—	(10,022)	—	(10,022)
Repayment of long-term debt	(53,600)	—	—	—	(53,600)
Intercompany, net	13,779	(3,122)	(10,657)	—	—
Interest rate swap security deposit	(6,741)	—	—	—	(6,741)
Proceeds from common stock	707	—	—	—	707

Net cash used in financing activities	(45,855)	(3,122)	(20,679)	—	(69,656)

Net (decrease) increase in cash and cash equivalents	(76,436)	—	4,943	—	(71,493)
Cash and cash equivalents at beginning of period	199,263	—	36,342	—	235,605

Cash and cash equivalents at end of period	$122,827	$—	$41,285	$—	$164,112

16. Subsequent Events
Asset Sale
On April 21, 2009, the Company entered into an Asset Purchase Agreement with Ikanos Communications, Inc. (“Ikanos”), pursuant to which Ikanos has agreed to acquire certain assets related to the BBA business. Assets to be sold pursuant to the agreement include, among other things, specified intellectual property, inventory, contracts and tangible assets. Ikanos has agreed to assume certain liabilities, including obligations under transferred contracts and certain employee-related liabilities. Under the terms of the agreement, Ikanos will pay the Company an aggregate of $54 million upon the closing of the transaction, of which $6.75 million will be deposited into an escrow account. The escrow account will remain in place for twelve months following the closing to satisfy potential indemnification claims by Ikanos. The closing is subject to various conditions, including, among other things, the closing of an equity investment in Ikanos by Tallwood III, L.P., Tallwood III Partners, L.P., Tallwood III Associates, L.P. and Tallwood III Annex, L.P. pursuant to a separate Securities Purchase Agreement, and the receipt of certain third party consents. Upon the closing, the Company has also agreed to enter into an Intellectual Property License Agreement pursuant to which the Company will obtain a license with respect to certain technology assets sold to Ikanos and Ikanos will obtain a license with respect to certain technology assets that the Company will retain.
If the transactions contemplated by the agreement are consummated, the Company will no longer obtain revenues from sales of BBA products. Such revenues were approximately 41% and 37% of the Company’s revenues in the fiscal quarter and six fiscal months ended April 3, 2009, respectively, 36% and 33% of the Company’s revenues in the fiscal quarter and six fiscal months ended March 28, 2008, respectively, and 34%, 37% and 36% of the Company’s revenues in fiscal years 2008, 2007 and 2006, respectively.

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
We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (OEMs) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 21% and 23% of our net revenues in the fiscal quarter and six fiscal months ended April 3, 2009, respectively, compared to 22% and 24% of our net revenues in the fiscal quarter and six fiscal months ended March 28, 2008, respectively. One distributor accounted for 11% and 12% of net revenues for the fiscal quarter ended April 3, 2009 and March 28, 2008, respectively. The same distributor accounted for 12% and 13% of net revenues for the six fiscal months ended April 3, 2009 and March 28, 2008, respectively. Our top 20 customers accounted for approximately 73% and 56% of net revenues for the fiscal quarter ended April 3, 2009 and March 28, 2008, respectively, and 71% and 66% of net revenues for the six fiscal months ended April 3, 2009 and March 28, 2008, respectively. Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe (including the Middle East and Africa) were 8%, 88% and 4%, respectively, of our net revenues for the fiscal quarter ended April 3, 2009 and were 7%, 89% and 4%, respectively, of our net revenues for the fiscal quarter ended March 28, 2008. Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe (including the Middle East and Africa) were 8%, 88% and 4%, respectively, of our net revenues for the six fiscal months ended April 3, 2009 and were 7%, 88% and 5%, respectively, of our net revenues for the six fiscal months ended March 28, 2008. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
Critical Accounting Policies
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, revenues and expenses during the periods reported and related disclosures. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 38-43 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 3, 2008. Management believes that at April 3, 2009, there has been no material change to this information.
Goodwill Impairment Testing
Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. We have determined that substantially all of the goodwill reported on our balance sheet is attributable to the IPM reporting unit and, accordingly, the IPM reporting unit is the primary focus of our goodwill impairment testing. Due to global and domestic economic concerns emerging in the first quarter of fiscal 2009, IPM experienced revenue declines and we anticipated these declines would carry into the second quarter of fiscal 2009. These economic influences resulted in an interim goodwill impairment analysis of the IPM reporting unit in the first quarter of fiscal 2009.
We assess the fair value of our reporting units for purposes of goodwill impairment testing based upon a weighted average of a Discounted Cash Flow (DCF) analysis under the income approach, and a market multiple analysis under the market approach. The resulting fair value of the reporting unit is then compared to the carrying amounts of the net assets of the reporting unit, including goodwill. Carrying amounts of the reporting units are based upon a combination of specifically-identified assets and liabilities allocations using guidance outlined in paragraphs 32 and 34 of SFAS No. 142.
Discounted Cash Flow Analysis: Our DCF analysis reflects Company-prepared forecasts of cash flows discounted to present value at a discount rate commensurate with our assessment of relative risk, including information from a number of market-based sources. Management prepares long-range plans (LRPs) for the reporting units. These forecasts give consideration to anticipated revenue fluctuations. In the first quarter of fiscal 2009, IPM experienced revenue declines and we expected that these declines would carry into the second quarter of fiscal 2009. The forecast, therefore, reflected our expectations based on current and anticipated market conditions. We adjusted the revenue forecasts downward to reflect the anticipated impact of the current economic conditions and the Company’s assessment of those factors on current revenue levels and anticipated recovery in future years.
We apply a discount rate to the LRPs which represents the combined impact of industry-level weighted average cost of capital (WACC) adjusted for the return that both debt and equity investors would require for an investment in the entire company compared to our peers after considering such factors as the stage of development for our products and market entrance capabilities and the relative risk of our business unit. For the first quarter of fiscal 2009, we used a discount rate of 23% to calculate the present value of the related cash flows compared to a 20% discount rate applied for the annual goodwill analysis completed in the fourth quarter of fiscal 2008. The increase in discount rate reflected our views regarding future economic uncertainty as of the first quarter of fiscal 2009.
A 50% weighting to the DCF results as of the first fiscal quarter of 2009 was applied to give effect to the impact of market conditions existing in the first quarter of fiscal 2009. For the fiscal 2008 annual goodwill impairment analysis, we applied an 80% weighting on the DCF for the annual goodwill impairment analysis performed in the fourth quarter of fiscal 2008. The weighting between the DCF and Market Multiple Analysis reflects management’s evaluation of external market valuations as compared to management’s expectations for internal performance. When external market comparisons yield valuations that do not support what management believes to be the reasonable expectations for internal performance, management places a relatively higher weighting on the DCF results. During the annual goodwill impairment test in late fiscal 2008, market comparisons significantly exceeded management’s expectations for internal performance which resulted in a weighting on the DCF of 80%. In the interim goodwill testing in early fiscal 2009, management believed that external market valuations were more in line with expected internal performance and, therefore, weighted the DCF and Market Multiple Analysis equally.
Market Multiple Analysis: We select several comparable companies for a reporting unit and calculate their revenue multiples (market cap divided by annual revenue) based on available revenue information and related stock prices as of the date of the goodwill impairment analysis. The comparable companies are selected based upon similarity of product lines. We used a revenue multiple of 1.4 in our analysis of comparable companies multiples for the IPM reporting unit as of January 2, 2009 compared to a revenue multiple of 4.3 in our 2008 annual goodwill evaluation. This significant decline reflects the downward impact of the economic environment during the period. Management believes this multiple is indicative of market conditions in effect during the first quarter of fiscal 2009 and as such applied a 50% weighting to these results. For the fiscal 2008 annual goodwill impairment analysis, we applied a 20% weighting to the market multiple factor as we believed this to be indicative of market conditions in the fourth quarter of fiscal 2008.
Interim Goodwill Test: Our IPM business unit accounted for approximately 57% of the Company’s total revenues in the first quarter of fiscal 2009 and is associated with $110 million of goodwill as of January 2, 2009. Overall financial performance declines in the first quarter of fiscal 2009 resulted in an interim test for goodwill impairment. Based upon the results of the testing for the quarter ended January 2, 2009, the Company determined that despite recent declines in the IPM business unit of 21%, performance levels remain sufficient to support the current IPM related goodwill. The Company’s fair value methods used for purposes of the goodwill impairment tests incorporated the valuation techniques discussed above. Based upon the assumptions discussed above for the annual goodwill impairment testing performed in the fourth quarter of fiscal 2008 and the interim goodwill impairment testing performed in the first fiscal quarter of 2009, the current IPM performance levels are substantially above those which would result in a possible impairment. If all other variables considered in the IPM goodwill evaluation remained constant, IPM performance declines of greater than 50% from current and projected cash flows levels would be necessary to result in a potential impairment of IPM goodwill. During the second quarter of fiscal 2009, we reviewed the IPM forecasts used in the first quarter of fiscal 2009 interim goodwill impairment analysis and determined there was no further declines in performance and therefore no interim goodwill impairment analysis was considered necessary for the second quarter of fiscal 2009.
Business Enterprise Segments — The Company operates in one reportable segment, broadband communications. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for the way that public business enterprises report information about operating segments in condensed consolidated financial statements. Although the Company had two operating segments at April 3, 2009, under the aggregation criteria set forth in SFAS No. 131, it only operates in one reportable segment, broadband communications. The Company’s reporting units, which are also the Company’s operating units, Imaging and PC Media (“IPM”) and Broadband Access Products (“BBA”), were identified based upon the availability of discrete financial information and the chief operating decision maker’s regular review of the financial information for these operating segments. The Company evaluated these reporting units for components and noted that there are none below the IPM and BBA reporting units.
Under SFAS No. 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:
•	the nature of their products and services;

•	the nature of their production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

The Company meets each of the aggregation criteria for the following reasons:

•	the sale of semiconductor products is the only material source of revenue for each of the Company’s two operating segments;

•	the products sold by each of the Company’s operating segments use the same standard manufacturing process;

•	the products marketed by each of the Company’s operating segments are sold to similar customers;

•	all of the Company’s products are sold through its internal sales force and common distributors;

•	the operating segments share common research and development resources and core engineering resources; and

•	the operating segments share selling, general and administrative resources.
Because the Company meets each of the criteria set forth above and each of its operating segments has similar economic characteristics, the Company aggregates its results of operations in one reportable segment.
In early fiscal 2008, we decided to discontinue our investments in stand-alone wireless networking products and technologies. As a result, we moved gateway-oriented embedded wireless networking products and technologies, which enable and support our DSL gateway solutions, into our BBA product line beginning in fiscal 2008. In August 2008, we completed the sale of our Broadband Media Processing (“BMP”) product lines to NXP. As a result, the revenues generated by sales of BMP products have been reported as discontinued operations for all periods presented.
Net revenues from continuing operations by product line are as follows (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
Imaging and PC Media	$39,082	$67,423	$88,744	$142,868
Broadband Access Products	35,397	51,095	72,233	121,583

	$74,479	$118,518	$160,977	$264,451

Sale of Broadband Access Products Business

On April 21, 2009, we entered into an Asset Purchase Agreement with Ikanos Communications, Inc. (“Ikanos”), pursuant to which Ikanos has agreed to acquire certain assets related to our BBA business. Assets to be sold pursuant to the agreement include, among other things, specified intellectual property, inventory, contracts and tangible assets. Ikanos has agreed to assume certain liabilities, including obligations under transferred contracts and certain employee-related liabilities. Under the terms of the agreement, Ikanos will pay to us an aggregate of $54 million upon the closing of the transaction, of which $6.75 million will be deposited into an escrow account. The escrow account will remain in place for twelve months following the closing to satisfy potential indemnification claims by Ikanos. The closing is subject to various conditions, including, among other things, the closing of an equity investment in Ikanos by Tallwood III, L.P., Tallwood III Partners, L.P., Tallwood III Associates, L.P. and Tallwood III Annex, L.P. pursuant to a separate Securities Purchase Agreement, and the receipt of certain third party consents. Upon the closing, we have also agreed to enter into an Intellectual Property License Agreement pursuant to which we will obtain a license with respect to certain technology assets sold to Ikanos and Ikanos will obtain a license with respect to certain technology assets that we will retain. Following the completion of the transaction, we will no longer generate revenues from sales of BBA products nor incur related costs.
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
Prior to the fourth quarter of fiscal 2008, revenue with respect to sales to certain distributors was deferred until the products were sold by the distributors to third parties. During the fourth fiscal quarter ended October 3, 2008, we evaluated three distributors for which revenue has historically been recognized when the purchased products are sold by the distributor to a third party due to our inability in prior years to enforce the contractual terms related to any right of return. Our evaluation revealed that we are able to enforce the contractual right of return for the three distributors in an effective manner, similar to that experienced with the other distributor customers. As a result, in the fourth quarter of fiscal 2008, we commenced the recognition of revenue on these three distributors upon shipment, which is consistent with the revenue recognition point of other distributor customers. At April 3, 2009 and October 3, 2008, there is no significant deferred revenue related to sales to our distributors.
Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. At April 3, 2009, there was no deferred revenue. At October 3, 2008, deferred revenue related to shipments of products for which the Company had on-going performance obligations was $0.2 million.
Our net revenues decreased 37% to $74.5 million in the fiscal quarter ended April 3, 2009 from $118.5 million in the fiscal quarter ended March 28, 2008. This decline was driven a 42% decrease in net revenues generated by our Imaging and PC Media (IPM) business, which comprises 52% of our total net revenues. The decrease in our IPM business was attributable to the global economic recession. Deteriorating global economic conditions resulted in reduced demand for our customer’s end products in PC and Imaging markets, which caused a severe reduction in orders of our products. In addition, net revenues generated from our Broadband Access (BBA) business, which comprises 48% of our total revenues, decreased by 31% due to a decrease in demand for our DSL products caused by the worldwide economic slowdown and a slower rate of capital investment in broadband access, and, to a smaller extent, the end of life cycle of certain legacy wireless devices.
Our net revenues decreased 39% to $161.0 million in the six fiscal months ended April 3, 2009 from $264.5 million in the six fiscal months ended March 28, 2008. The decline was driven by a 38% decrease in net revenues generated by our Imaging and PC Media (IPM) business and by a 40% decrease in net revenues generated by our Broadband Access (BBA) business due to the global economic recession and, to a smaller extent, the end of life cycle of certain legacy wireless devices. The six fiscal months ended March 28, 2008 included approximately $14.7 million of non-recurring revenue from the buyout of a future royalty stream.
The global economic recession severely dampened semiconductor industry sales in the first six fiscal months of fiscal 2009. Weakening demand for the major drivers of semiconductor sales, which includes automotive products, personal computers, cell phones, and corporate information technology products, resulted in a sharp drop in semiconductor industry sales. More than 50% of semiconductor demand and the fortunes of the semiconductor industry are increasingly linked to macroeconomic conditions such as gross domestic product, consumer confidence, and disposable income. Demand for all of our products has experienced significant decline in line with the industry decline. We expect revenues in the fiscal quarter and nine fiscal months ended July 3, 2009 to be lower as compared to the fiscal quarter and nine fiscal months ended June 27, 2008 as a result of the effects of the overall economic environment. Facing these challenges, the Company has been working to reduce operating costs and actively manage working capital, while continuing to focus on delivering innovative products to gain market share when a market recovery commences. Management believes it reached the bottom of its revenue cycle in the fiscal quarter ended April 3, 2009 and sees signs of market stabilization, evidenced by stronger quarter-over-quarter orders, that support this belief.
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
Our gross margin percentage for the fiscal quarter ended April 3, 2009 was 52.5% compared with 52.3% for the fiscal quarter ended March 28, 2008. The 0.2 point gross margin percentage increase in the fiscal quarter ended April 3, 2009 is primarily attributable to a shift in product mix.
Our gross margin percentage for the six fiscal months ended April 3, 2009 was 53.0% compared with 54.5% for the six fiscal months ended March 28, 2008. Our gross margin percentage for the six fiscal months ended March 28, 2008 included a $14.7 million royalty buy-out, which contributed 2.7% to our gross margin percentage for the six fiscal months ended March 28, 2008. The remaining gross margin percentage increase in the six fiscal months ended April 3, 2009 is primarily attributable to a shift in product mix.
We assess the recoverability of our inventories on a quarterly basis through a review of inventory levels in relation to foreseeable demand, generally over the following twelve months. Foreseeable demand is based upon available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During the fiscal quarter and six fiscal months ended April 3, 2009, we recorded $0.3 million and $0.05 million, respectively, of net credits for excess and obsolete (E&O) inventory. During the fiscal quarter and six fiscal months ended March 28, 2008, we recorded $0.6 million and $3.2 million, respectively, of net charges for E&O inventory. Activity in our E&O inventory reserves for the applicable periods in fiscal 2009 and 2008 was as follows (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
E&O reserves at beginning of period	$14,604	$18,545	$17,579	$17,139
Additions	732	1,274	1,828	4,809
Release upon sales of product	(1,064)	(713)	(1,873)	(1,583)
Scrap	(1,471)	(37)	(4,477)	(1,390)
Standards adjustments and other	135	(81)	(121)	13

E&O reserves at end of period	$12,936	$18,988	$12,936	$18,988

We review our E&O inventory balances at the product line level on a quarterly basis and regularly evaluate the disposition of all E&O inventory products. It is possible that some of these reserved products will be sold, which will benefit our gross margin in the period sold. During the fiscal quarter ended April 3, 2009 and March 28, 2008, we sold $1.1 million and $0.7 million, respectively, of reserved products. During the six fiscal months ended April 3, 2009 and March 28, 2008, we sold $1.9 million and $1.6 million, respectively, of reserved products.
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
On a quarterly basis, we also assess the net realizable value of our inventories. When the estimated ASP, less costs to sell our inventory, falls below our inventory cost, we adjust our inventory to its current estimated market value. During the fiscal quarter and six fiscal months ended April 3, 2009 and March 28, 2008, credits to adjust certain products to their estimated market values were immaterial. Increases to the lower of cost or market (LCM) inventory reserves may be required based upon actual ASPs and changes to our current estimates, which would impact our gross margin percentage in future periods.
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
R&D expense decreased $6.2 million, or 20%, in the fiscal quarter ended April 3, 2009 compared to the fiscal quarter ended March 28, 2008. The decrease is due primarily to a 35% reduction in R&D headcount from March 2008 to March 2009, restructuring activities and cost cutting measures.
R&D expense decreased $17.7 million, or 26%, in the six fiscal months ended April 3, 2009 compared to the six fiscal months ended March 28, 2008. The decrease is due to a 35% reduction in R&D headcount from March 2008 to March 2009, restructuring activities and cost cutting measures, lower non-cash stock compensation of $1.3 million and a correcting adjustment of $5.3 million in the six fiscal months ended March 28, 2008, representing the unamortized portion of the capitalized photo mask costs as of September 29, 2007. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of APB 28, paragraph 29, and SAB Nos. 99 and 108, we believe that this correcting adjustment is not material to our full year results for fiscal 2008. In addition, we do not believe the correcting adjustment is material to the amounts reported in previous periods.
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
SG&A expense decreased $1.7 million, or 9%, in the fiscal quarter ended April 3, 2009 compared to the fiscal quarter ended March 28, 2008. The decrease is primarily due to a 32% decline in SG&A headcount from March 2008 to March 2009, as well as restructuring measures and other cost cutting efforts and a decrease in non-cash stock compensation expense of $0.8 million.
SG&A expense decreased $2.3 million, or 6%, in the six fiscal months ended April 3, 2009 compared to the six fiscal months ended March 28, 2008. The decrease is primarily due to a 32% decline in SG&A headcount from March 2008 to March 2009, as well as restructuring measures and other cost cutting efforts.
Amortization of Intangible Assets
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average period of approximately two years.

Amortization expense increased by less than $0.1 million, or 1%, in the fiscal quarter ended April 3, 2009 compared to the fiscal quarter ended March 28, 2008.
Amortization expense decreased $1.2 million, or 16%, in the six fiscal months ended April 3, 2009 compared to the six fiscal months ended March 28, 2008. The decrease in amortization expense is primarily attributable to the intangible assets we sold to a third party in October 2008 and other intangible assets that became fully amortized in fiscal 2008.
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
Special Charges
For the fiscal quarter ended April 3, 2009, special charges primarily consist of $2.2 million of restructuring charges related to workforce reductions implemented during the quarter. For the six fiscal months ended April 3, 2009, special charges of $12.6 million consist of restructuring charges of $2.8 million related to workforce reductions, $6.1 million related to revised sublease assumptions associated with vacated facilities and $3.7 million charges for a legal settlement (See Note 6 to the Condensed Consolidated Financial Statements). For the fiscal quarter and six fiscal months ended March 28, 2008, special charges of $2.6 million and $6.8 million, respectively, consisted primarily of restructuring charges.
Interest Expense
Interest expense decreased $2.7 million, or 31%, in the fiscal quarter ended April 3, 2009 compared to the fiscal quarter ended March 28, 2008. The decrease is primarily attributable to the repurchase of $53.6 million and $80.0 million of our senior secured notes in March and September 2008, respectively, debt refinancing activities implemented in fiscal 2007, and declines in interest rates on our variable rate debt.
Interest expense decreased $6.1 million, or 34%, in the six fiscal months ended April 3, 2009 compared to the six fiscal months ended March 28, 2008. The decrease is primarily attributable to the repurchase of $53.6 million and $80.0 million of our senior secured notes in March and September 2008, respectively, debt refinancing activities implemented in fiscal 2007, and declines in interest rates on our variable rate debt.
Other (income) expense, net
Other (income) expense, net consists of the following (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
Investment and interest income	$(451)	$(2,042)	$(1,308)	$(4,813)
Other-than-temporary impairment of marketable securities and cost based investments	135	—	2,770	—
(Increase) decrease in the fair value of derivative instruments	(1,078)	6,179	(596)	14,543
Other	(183)	11	(148)	(237)

Other (income) expense, net	$(1,577)	$4,148	$718	$9,493

Other (income), net during the fiscal quarter ended April 3, 2009 was primarily comprised of an increase in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock and $0.5 million of investment and interest income on invested cash balances offset by an other-than-temporary impairment of cost method investments of $0.1 million.

Other expense, net during the fiscal quarter ended March 28, 2008 was primarily comprised of a $6.2 million decrease in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock mainly due to a decrease in Mindspeed’s stock price during the period, offset by $2.0 million of investment and interest income on invested cash balances.
Other expense, net during the six fiscal months ended April 3, 2009 was primarily comprised of other-than-temporary impairments of marketable securities and cost method investments of $2.8 million offset by $1.3 million of investment and interest income on invested cash balances and a $0.6 million increase in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock.
Other expense, net during the six fiscal months ended March 28, 2008 was primarily comprised of a $14.5 million decrease in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock mainly due to a decrease in Mindspeed’s stock price during the period, offset by $4.8 million of investment and interest income on invested cash balances.
Provision for Income Taxes
We recorded a tax provision of $0.3 million and $1.3 million for the fiscal quarter and six fiscal months ended April 3, 2009, as compared to $0.7 million and $1.6 million for the fiscal quarter and six fiscal months ended March 28, 2008, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. Federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, proceeds from the sale of non-core assets, our operating cash flow and borrowings under our credit facility.
We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months. However, additional operating losses or lower than expected product sales will adversely affect our cash flow and financial condition and could impair our ability to satisfy our indebtedness obligations as such obligations come due.
Recent unfavorable economic conditions have led to a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets. If the economy or markets in which we operate continue to be subject to adverse economic conditions, our business, financial condition, cash flow and results of operations will be adversely affected. If the credit markets remain difficult to access or worsen or our performance is unfavorable due to economic conditions or for any other reasons, we may not be able to obtain sufficient capital to repay amounts due under (i) our credit facility expiring November 2009, (ii) our $141.4 million floating rate senior secured notes when they become due in November 2010 or earlier as a result of a mandatory offer to repurchase, and (iii) our $250.0 million convertible subordinated notes when they become due in March 2026 or earlier as a result of the mandatory repurchase requirements. The first mandatory repurchase date for our convertible subordinated notes is March 1, 2011. In the event we are unable to satisfy or refinance our debt obligations as the obligations are required to be paid, we will be required to consider strategic and other alternatives, including, among other things, the negotiation of revised terms of our indebtedness, the exchange of new securities for existing indebtedness obligations and the sale of assets to generate funds. There is no assurance that we would be successful in completing any of these alternatives.
Our cash and cash equivalents increased $4.4 million between October 3, 2008 and April 3, 2009. The increase was primarily due to $14.5 million in net cash proceeds from the sale of intellectual property related to our prior wireless networking technology plus $9.3 million released from a standby letter of credit, partially offset by $4.1 million of cash used in operations, $11.3 million of net repayments on the credit facility and payments for acquisitions of $2.6 million.
At April 3, 2009, we had a total of $250.0 million aggregate principal amount of convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
At April 3, 2009, we also had a total of $141.4 million aggregate principal amount of floating rate senior secured notes outstanding. These notes are due in November 2010, but we are required to offer to repurchase, for cash, the notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our investment in Jazz Semiconductor, Inc. (Jazz) in February 2007 and the sale of two other equity investments in April 2007 qualified as asset dispositions requiring us to make offers to repurchase a portion of the notes no later than 361 days following the February 2007 asset dispositions. Based on the proceeds received from these asset dispositions and our cash investments in assets (other than current assets) related to our business made within 360 days following the asset dispositions, we were required to make an offer to repurchase not more than $53.6 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest in February 2008. As a result of 100% acceptance of the offer by our bondholders, $53.6 million of the senior secured notes were repurchased during the second quarter of fiscal 2008. We recorded a pretax loss on debt repurchase of $1.4 million during the second quarter of fiscal 2008, which included the write-off of deferred debt issuance costs.
Following the sale of the BMP business unit, we made an offer to repurchase $80.0 million of the senior secured notes at 100% of the principal amount plus any accrued and unpaid interest in September 2008. As a result of the 100% acceptance of the offer by our bondholders, $80.0 million of the senior secured notes were repurchased during the fourth quarter of fiscal 2008. We recorded a pretax loss on debt repurchase of $1.6 million during the fourth quarter of fiscal 2008, which included the write-off of deferred debt issuance costs. The pretax loss on debt repurchase of $1.6 million has been included in net loss from discontinued operations. During the six fiscal months ended April 3, 2009, we did not have sufficient additional asset dispositions to trigger another required repurchase offer.
We also have a $50.0 million credit facility with a bank, under which we had borrowed $29.7 million as of April 3, 2009. The term of this credit facility has been extended through November 27, 2009, and the facility remains subject to additional 364-day extensions at the discretion of the bank. At April 3, 2009, we were in compliance with all covenants in our credit facility.
Cash flows are as follows (in thousands):

	Six Fiscal Months Ended
	April 3,	March 28,
	2009	2008
Net cash (used in) provided by operating activities	$(4,091)	$2,033
Net cash provided by (used in) investing activities	19,923	(3,870)
Net cash used in financing activities	(11,444)	(69,656)

Net increase (decrease) in cash and cash equivalents	$4,388	$(71,493)

Cash used in operating activities was $4.1 million for the six fiscal months ended April 3, 2009 compared to cash provided by operations of $2.0 million for the six fiscal months ended March 28, 2008. Cash used in operating activities during the six fiscal months ended April 3, 2009 is net of $14.6 million in working capital improvements (accounts receivable, inventories and accounts payable). The cash generated from working capital was primarily driven by an $11.8 million decrease in accounts receivable and an $18.4 million decrease in inventory levels due to the overall lower business volumes and the general economic downturn.
Cash provided by investing activities was $19.9 million for the six fiscal months ended April 3, 2009 compared to cash used in investing activities of $3.9 million for the six fiscal months ended March 28, 2008. In the six fiscal months ended April 3, 2009, we sold intellectual property for net proceeds of $14.5 million related to our prior wireless networking technology and $9.3 million of restricted cash was released associated with a standby letter of credit. These cash inflows were partially offset by payments for acquisitions of $2.6 million. Cash used by investing activities in the six fiscal months ended March 28, 2008 consisted primarily of purchases of property, plant and equipment.
Cash used in financing activities was $11.4 million for the six fiscal months ended April 3, 2009 compared to $69.7 million for the six fiscal months ended March 28, 2008. Cash used in the six fiscal months ended April 3, 2009 was primarily repayments of short-term debt. Cash used in the six fiscal months ended March 28, 2008 consisted primarily of repurchase of our senior secured notes and repayments of short-term debt.
Contractual Commitments
There have been no material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 3, 2008. For a summary of the contractual commitments at October 3, 2008, see Part II, Item 7, page 36 in our 2008 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with our spin-off from Rockwell International Corporation (Rockwell), we assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with our contribution of certain of our manufacturing operations to Jazz, we agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the Company’s sale of the BMP business to NXP, the Company agreed to indemnify NXP for certain claims related to the transaction. In connection with the sales of our products, we provide intellectual property indemnities to our customers. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware.
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
On November 29, 2005, we established an accounts receivable financing facility whereby we will sell, from time to time, certain insured accounts receivable to Conexant USA, LLC, and Conexant USA, LLC entered into a revolving credit agreement with a bank that is secured by the assets of the special purpose entity. The revolving credit facility currently matures on November 27, 2009 and is subject to annual renewal. Our borrowing limit on the revolving credit agreement is $50.0 million, of which $29.7 million is outstanding at April 3, 2009.
Recently Adopted Accounting Pronouncements
On January 3, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires expanded disclosures regarding the location and amount of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. As a result of the adoption of SFAS No. 161, the Company expanded its disclosures regarding its derivative instruments. See Note 2—Basis of Presentation and Significant Accounting Policies, Note 4—Fair Value of Certain Financial Assets and Liabilities, and Note 5—Supplemental Financial Information.
On January 3, 2009, the Company adopted FASB Staff Position (FSP) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP 140-4 and FIN 46(R)-8). FSP 140-4 and FIN 46(R)-8 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (non-transferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (non-transferor) of financial assets to the qualifying SPE. The adoption of FSP 140-4 and FIN 46(R)-8 did not have an impact on the Company’s condensed consolidated financial statements because the Company does not have a variable interest in a variable interest entity or in its SPE.
On October 4, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not have a material impact on its financial position, results of operations or liquidity.

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
In accordance with FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), the Company elected to defer until October 3, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
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
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The Company will adopt SFAS No. 141R in the first quarter of fiscal 2010 and it will apply prospectively to business combinations completed on or after that date.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The Company will adopt SFAS No. 160 in the first quarter of fiscal 2010 and it will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on its financial position and results of operations.
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
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Based on its initial analysis, the Company expects that the adoption of FSP APB 14-1 will result in an increase in the interest expense recognized on its convertible subordinated notes. See Note 5 for further information on long-term debt.
In April 2009, the FASB issued three related Staff Positions: (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), (ii) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”), and (iii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107 and APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the impact of adopting FSP 157-4, FSP 115-2 and FSP 124-2, and FSP 107 and APB 28-1 on its condensed consolidated financial statements.
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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of April 3, 2009, the carrying value of our cash and cash equivalents approximates fair value.
We hold a warrant to purchase six million shares of Mindspeed common stock at an exercise price of $17.04 per share through June 2013. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of April 3, 2009, a 10% decrease in the market price of Mindspeed’s common stock would result in an immaterial decrease in the fair value of this warrant. At April 3, 2009, the market price of Mindspeed’s common stock was $1.57 per share. During the fiscal quarter ended April 3, 2009, the market price of Mindspeed’s common stock ranged from a low of $0.71 per share to a high of $1.75 per share.
Our short-term debt consists of borrowings under a 364-day credit facility. Interest related to our short-term debt is at 7-day LIBOR plus 1.25%, which is reset weekly and was approximately 1.66% at April 3, 2009. In connection with our extension of the term of this credit facility through November 27, 2009, the interest rate applied to our borrowings under the facility increased from 7-day LIBOR plus 0.6% to 7-day LIBOR plus 1.25%. We do not believe our short-term debt is subject to significant market risk.
Our long-term debt consists of convertible subordinated notes with interest at fixed rates and floating rate senior secured notes. Interest related to our floating rate senior secured notes is at three-month LIBOR plus 3.75%, which is reset quarterly and was approximately 4.99% at April 3, 2009. At April 3, 2009, we are party to two interest rate swap agreements for a combined notional amount of $100 million to eliminate interest rate risk on $100 million of our floating rate senior secured notes due 2010. Under the terms of the swaps, we will pay a fixed rate of 2.98% and receive a floating rate equal to three-month LIBOR, which will offset the floating rate paid on the notes. The fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our financial instruments as of April 3, 2009 (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$110,271	$110,271
Restricted cash	17,500	17,500
Marketable available-for-sale securities	1,067	1,067
Other equity securities	6,127	6,127
Mindspeed warrant	1,141	1,141
Long-term restricted cash	6,800	6,800
Short-term debt	29,721	29,721
Interest rate swap financial instruments	2,543	2,543
Long-term debt: senior secured notes	141,400	140,075
Long-term debt: convertible subordinated notes	250,000	50,000
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
Approximately $21.9 million of our $110.3 million of cash and cash equivalents at April 3, 2009 is located in foreign countries where we conduct business, including approximately $15.4 million in India and $3.6 million in China. These amounts are not freely available for dividend repatriation to the United States without the imposition and payment, where applicable, of local taxes. Further, the repatriation of these funds is subject to compliance with applicable local government laws and regulations, and in some cases, requires governmental consent, including in India and China. Our inability to repatriate these funds quickly and without any required governmental consents may limit the resources available to us to fund our operations in the United States and other locations or to pay indebtedness.
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
There were no changes in our internal control over financial reporting during the quarter ended April 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
IPO Litigation — In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies from 1998 through 2000. On April 2, 2009, the parties submitted for court approval a proposed settlement of the consolidated class actions. If the settlement is approved, the Company anticipates that its share of the cost of settlement will be paid by GlobeSpan’s insurers. For purposes of the settlement, the plaintiff class would not include certain institutions allocated shares from the “institutional pots” in any of the public offerings at issue in the consolidated class actions and persons associated with those institutions.
Class Action Suit — In February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiff filed an amended complaint on August 11, 2005. The amended complaint alleged that plaintiff lost money in the Plan due to (i) poor Company merger-related performance, (ii) misleading disclosures by the Company regarding the merger, (iii) breaches of fiduciary duty regarding management of Plan assets, (iv) being encouraged to invest in Conexant Stock Fund, (v) being unable to diversify out of said fund and (vi) having the Company make its matching contributions in said fund. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiff responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. Plaintiff filed a notice of appeal on April 17, 2006. The appellate argument was held on April 19, 2007. On July 31, 2007, the Third Circuit Court of Appeals vacated the District Court’s order dismissing plaintiff’s complaint and remanded the case for further proceedings. On August 27, 2008, the motion to dismiss was granted in part and denied in part. The judge left in claims against all of the individual defendants as well as against the Company. In January 2009, the Company and plaintiff agreed in principle to settle all outstanding claims in the litigation for $3.25 million. The Company recorded a special charge of $3.7 million in the first fiscal quarter of 2009 to cover this settlement and any associated costs. The settlement remains subject to the negotiation of a definitive settlement agreement, confirmatory discovery, and approval by the District Court.
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
At April 3, 2009, we had $141.4 million aggregate principal amount of floating rate senior secured notes outstanding due November 2010 and $250.0 million aggregate principal amount of convertible subordinated notes outstanding. The convertible notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
We also have a $50.0 million credit facility with a bank, under which we had borrowed $29.7 million as of April 3, 2009. The term of this credit facility has been extended through November 27, 2009, and the facility remains subject to additional 364-day extensions at the discretion of the bank.
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
Our common stock is listed on the NASDAQ Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements. For example, NASDAQ rules require that we maintain a minimum bid price of $1.00 per share for our common stock. Our common stock has in the past fallen below this minimum bid price requirement and it may do so again in the future. NASDAQ has currently suspended this bid price requirement through July 19, 2009. However, if NASDAQ does not further extend this suspension and if our stock price is below $1.00 at the time the suspension is lifted or falls below $1.00 after that time or if we fail to meet other requirements for continued listing on the NASDAQ Global Select Market, our common stock could be delisted from The NASDAQ Global Select Market if we are unable to cure the events of noncompliance in a timely or effective manner. If our common stock were threatened with delisting from The NASDAQ Global Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing requirements by moving our common stock to the NASDAQ Capital Market. For example, if appropriate, we may request, as we have done in the past, approval by our stockholders to implement a reverse stock split in order to regain compliance with NASDAQ’s minimum bid price requirement. If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, in the event that our common stock is delisted, we would be in default under the terms and conditions of our floating rate senior secured notes as well as our convertible subordinated notes.
The value of our common stock may be adversely affected by market volatility and other factors.
     The trading price of our common stock fluctuates significantly and may be influenced by many factors, including:
•	our operating and financial performance and prospects;

•	our ability to repay our debt;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry and markets in which we operate;

•	judgments favorable or adverse to us;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	our inclusion in, or removal from, any equity market indices; and

•	general financial, domestic, international, economic and other market conditions
We are subject to the risks of doing business internationally.
For the fiscal quarters ended April 3, 2009 and March 28, 2008, net revenues from customers located outside of the United States, primarily in the Asia-Pacific region represented 94% and 95% of our total net revenues, respectively. For the six fiscal months ended April 3, 2009 and March 28, 2008, net revenues from customers located outside of the United States, primarily in the Asia-Pacific region represented 94% and 95% of our total net revenues, respectively. In addition, a significant portion of our workforce and many of our key suppliers are located outside of the United States. Our international operations consist of research and development, sales offices, and other general and administrative functions. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:
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
Many of our competitors have certain advantages over us, such as significantly greater sales and marketing, manufacturing, distribution, technical, financial and other resources. Many of our current and potential competitors have a stronger financial position, less indebtedness and greater financial resources than we do. These competitors may be able to devote greater financial resources to the development, promotion and sale of their products than we can. In addition, the financial stability of suppliers is an important consideration in our customers’ purchasing decisions. Our relationship with existing and potential customers could be adversely affected if our customers perceive that we lack an appropriate level of financial liquidity or stability.
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
As a result of our various reorganization and restructuring related activities, we lease or own a number of domestic facilities in which we do not operate. At April 3, 2009, we had 554,000 square feet of vacant leased space and 456,000 square feet of owned space, of which approximately 88% is being sub-leased to third parties and 12% is currently vacant and offered for sublease. Included in these amounts are 389,000 square feet of owned space in Newport Beach that we have leased to Jazz Semiconductor, Inc. and 126,000 square feet of leased space in Newport Beach that we have sub-leased to Mindspeed Technologies, Inc.

The aggregate amount owed to landlords under space we lease but do not operate over the remaining terms of the leases is approximately $106 million and, of this amount, we have subtenants that currently have lease obligations to us in the aggregate amount of $29 million. The space we have subleased to others is, in some cases, at rates less than the amounts we are required to pay landlords and, of the aggregate obligations we have to landlords for unused space, approximately $33 million is attributable to space we are attempting to sublease. In the event one or more of our subtenants fails to make lease payments to us or otherwise defaults on their obligations to us, we could incur substantial unanticipated payment obligations to landlords. In addition, in the event tenants of space we own fail to make lease payments to us or otherwise default on their obligations to us, we could be required to seek new tenants and we cannot assure that our efforts to do so would be successful or that the rates at which we could do so would be attractive. In the event our estimates regarding our ability to sublet our available space are incorrect, we would be required to adjust our restructuring reserves which could have a material impact on our financial results in the future.
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
Our loss from continuing operations for the six fiscal months ended April 3, 2009 was $25.3 million. Our losses from continuing operations for fiscal 2008, 2007 and 2006 were $133.4 million, $221.2 million, and $97.1 million, respectively. These results have had a negative impact on our financial condition and operating cash flows. Our primary sources of liquidity include borrowing under our credit facility, available cash and cash equivalents. We believe that our existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months. However, we cannot provide any assurance that our business will become profitable or that we will not incur additional substantial losses in the future. Additional operating losses or lower than expected product sales will adversely affect our cash flow and financial condition and could impair our ability to satisfy our indebtedness obligations as such obligations come due. If at a future date we are unable to demonstrate that we have sufficient cash to meet our obligations for at least the following twelve months, we may no longer be able to use the “going concern” basis of presentation in our financial statements. The receipt of a “going concern” qualification in future financial statements would likely adversely impact our ability to access the capital and credit markets and impede our ability to conduct business with suppliers and customers.
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
We may not have sufficient resources to make the substantial investment in research and development in order to develop and bring to market new and enhanced products, and our recent reductions in our R&D headcount and other cost savings initiatives could further hinder our ability to invest in research and development. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner, that our products will satisfy customer requirements or achieve market acceptance, or that we will be able to anticipate new industry standards and technological changes. We also cannot assure you that we will be able to respond successfully to new product announcements and introductions by competitors.
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
At April 3, 2009, we had $111.4 million of goodwill and $7.0 million of intangible assets, net, which together represented approximately 30% of our total assets. In periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. If our market capitalization drops below our book value for a prolonged period of time, if our assumptions regarding our future operating performance change or if other indicators of impairment are present, we may be required to write-down the value of our goodwill and acquisition-related intangible assets by taking a non-cash charge against earnings. Because of the significance of our remaining goodwill and intangible asset balances, any future impairment of these assets could also have a material adverse effect on our financial condition and results of operations, although, as a non-cash charge, it would have no effect on our cash flow. Significant impairments may also impact shareholders’ equity.
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
Sales to our twenty largest customers, including distributors, represented approximately 73% and 56% of our net revenues in the fiscal quarters ended April 3, 2009 and March 28, 2008, respectively. For the six fiscal months ended April 3, 2009 and March 28, 2008, sales to our twenty largest customers, including distributors, represented approximately 71% and 66% of our net revenues. For the fiscal quarters ended April 3, 2009 and March 28, 2008, there was one distribution customer that accounted for 11% and 12% of our net revenues, respectively. For the six fiscal months ended April 3, 2009 and March 28, 2008, there was one distribution customer that accounted for 12% and 13% of our net revenues, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:
•	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

•	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;

•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;

•	our customers face intense competition from other manufacturers that do not use our products;

•	some of our customers offer or may offer products that compete with our products;

•	some of our customers’ liquidity may be negatively affected by the recent domestic and global credit crisis; and

•	customers perceptions of our liquidity may have a negative impact on their decisions to incorporate our products into their own products.
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
Approximately $21.9 million of our $110.3 million of cash and cash equivalents at April 3, 2009 is located in foreign countries where we conduct business, including approximately $15.4 million in India and $3.6 million in China. These amounts are not freely available for dividend repatriation to the United States without the imposition and payment, where applicable, of local taxes. Further, the repatriation of these funds is subject to compliance with applicable local government laws and regulations, and in some cases, requires governmental consent, including in India and China. Our inability to repatriate these funds quickly and without any required governmental consents may limit the resources available to us to fund our operations in the United States and other locations or to pay indebtedness.
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

We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 21% and 22% of our net revenues in the fiscal quarters ended April 3, 2009 and March 28, 2008, and 23% and 24% of our net revenues in the six fiscal months ended April 3, 2009 and March 28, 2008, respectively. Our arrangements with these distributors are terminable at any time, and the loss of these arrangements could have an adverse effect on our operating results.
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 21% and 22% of our net revenues in the fiscal quarters ended April 3, 2009 and March 28, 2008, respectively, and 23% and 24% in the six fiscal months ended April 3, 2009 and March 28, 2008, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other suppliers’ products and may not sell our products as quickly as forecasted, which may impact the distributors’ future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.
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
At April 3, 2009, we had $141.4 million aggregate principal amount of floating rate senior secured notes outstanding. We are required to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our Broadband Media Processing business in August 2008 qualified as an asset disposition requiring us to make offers to repurchase a portion of the notes no later than 361 days following the respective asset dispositions. In September 2008, we completed a tender offer for $80 million of the senior secured notes. In April 2009, we announced plans to sell our Broadband Access product lines to Ikanos Communications for $54 million. We currently expect to close the transaction in the fourth fiscal quarter subject to satisfaction of all applicable closing conditions, including receipt by Ikanos of stockholder approval. We would then have 360 days to invest in assets (other than current assets) related to our business. We do not currently anticipate having sufficient excess proceeds from asset dispositions to trigger another required repurchase offer through the fourth quarter of fiscal 2009.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following is a tabulation of the votes on proposals considered at our Annual Meeting of Shareowners held on February 19, 2009 in Waltham, Massachusetts:
1. To elect four members to the Board of Directors of the Company with terms expiring at the Annual Meeting of Shareowners as follows: two members whose term expires in 2012, one member whose term expires in 2011 and one member whose term expires in 2010.

	For	Withheld
Term Expiring in 2010
William E. Bendush	35,037,173	2,758,633
Term Expiring in 2011
Matthew E. Massengill	34,986,509	2,809,296
Term Expiring in 2012
Dwight W. Decker	32,535,556	5,260,249
F. Craig Farrill	34,876,025	2,919,780
2. To ratify the appointment by the Audit Committee of the Board of Directors of the accounting firm of Deloitte & Touche LLP as independent auditors for the Company for the current fiscal year.

Shares (#)
For	36,335,628
Against	1,076,066
Abstain	388,008
Broker non-vote	N/A

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of April 21, 2009, by and between Conexant Systems, Inc. and Ikanos Communications, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009)

*10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2009)

*10.2	Amendment to Employment Agreement by and between D. Scott Mercer and Conexant Systems, Inc., dated April 22, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009)

*10.3	Amendment to Employment Agreement between Conexant Systems, Inc. and Mark Peterson, dated April 22, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 24, 2009)

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)
Date: May 13, 2009	By	/s/ JEAN HU
Jean Hu
Chief Financial Officer and Senior Vice President, Business Development (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of April 21, 2009, by and between Conexant Systems, Inc. and Ikanos Communications, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009)

*10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2009)

*10.2	Amendment to Employment Agreement by and between D. Scott Mercer and Conexant Systems, Inc., dated April 22, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009)

*10.3	Amendment to Employment Agreement by and between Mark Peterson, dated April 22, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 24, 2009)

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-14(a).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement