Form 10-Q
period 2009-07-03
CONEXANT SYSTEMS INC
filed 2009-08-12
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2009, there were 49,912,788 shares of the registrant’s common stock outstanding.

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

CONEXANT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except for share and par value amounts)

	July 3,	October 3,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$123,394	$105,883
Restricted cash	14,500	26,800
Receivables, net of allowances of $553 and $834	40,588	48,997
Inventories, net	8,352	19,372
Other current assets	34,306	37,938
Current assets held for sale	16,928	29,730

Total current assets	238,068	268,720

Property, plant and equipment, net of accumulated depreciation of $66,005 and $78,344	12,075	17,410
Goodwill	110,094	110,412
Intangible assets, net	6,314	10,611
Other assets	33,447	39,250

Total assets	$399,998	$446,403

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$17,707
Short-term debt	30,739	40,117
Accounts payable	27,086	34,894
Accrued compensation and benefits	8,070	13,201
Other current liabilities	32,787	43,189
Current liabilities to be assumed	3,446	3,995

Total current liabilities	102,128	153,103

Long-term debt	391,400	373,693
Other liabilities	68,462	56,341

Total liabilities	561,990	583,137
Commitments and contingencies (Note 6)

Shareholders’ deficit:
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 49,913 and 49,601 shares issued and outstanding	500	496
Additional paid-in capital	4,749,152	4,744,140
Accumulated deficit	(4,907,923)	(4,879,208)
Accumulated other comprehensive loss	(3,676)	(2,083)
Shareholder notes receivable	(45)	(79)

Total shareholders’ deficit	(161,992)	(136,734)

Total liabilities and shareholders’ deficit	$399,998	$446,403

See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Net revenues	$50,844	$73,902	$152,272	$250,389
Cost of goods sold (1)	20,533	32,309	64,409	103,089

Gross margin	30,311	41,593	87,863	147,300
Operating expenses:
Research and development (1)	12,450	10,339	38,783	43,368
Selling, general and administrative (1)	14,813	22,659	49,739	58,733
Amortization of intangible assets	690	699	2,547	2,269
Gain on sale of intellectual property	—	—	(12,858)	—
Special charges	1,060	8,459	13,653	15,910

Total operating expenses	29,013	42,156	91,864	120,280

Operating income (loss)	1,298	(563)	(4,001)	27,020
Interest expense	5,035	5,894	15,634	21,822
Other (income) expense, net	(3,567)	(2,997)	(3,455)	6,766

Loss from continuing operations before income taxes and (loss) gain on equity method investments	(170)	(3,460)	(16,180)	(1,568)
Provision for income taxes	176	93	819	362

Loss from continuing operations before (loss) gain on equity method investments	(346)	(3,553)	(16,999)	(1,930)
(Loss) gain on equity method investments	(485)	53	(2,166)	3,612

(Loss) income from continuing operations	(831)	(3,500)	(19,165)	1,682
Income (loss) from discontinued operations, net of tax (1)	3,557	(146,371)	(9,554)	(302,775)

Net income (loss)	$2,726	$(149,871)	$(28,719)	$(301,093)

(Loss) income per share from continuing operations — basic and diluted	$(0.02)	$(0.07)	$(0.39)	$0.03

Income (loss) per share from discontinued operations — basic	$0.07	$(2.96)	$(0.19)	$(6.14)

Income (loss) per share from discontinued operations — diluted	$0.07	$(2.96)	$(0.19)	$(6.11)

Net income (loss) per share — basic	$0.05	$(3.03)	$(0.58)	$(6.11)

Net income (loss) per share — diluted	$0.05	$(3.03)	$(0.58)	$(6.08)

Shares used in basic per-share computations	49,867	49,450	49,760	49,333

Shares used in diluted per-share computations	49,867	49,450	49,760	49,570

(1)	These captions include non-cash employee stock-based compensation expense as follows (see Note 7):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Cost of goods sold	$77	$139	$196	$310
Research and development	17	290	746	2,024
Selling, general and administrative	423	4,879	3,410	7,854
Income (loss) from discontinued operations, net of tax	236	1,395	1,007	3,565
See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Fiscal Months Ended
	July 3,	June 27,
	2009	2008
Cash flows from operating activities:
Net loss	$(28,719)	$(301,093)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effects of acquisitions:
Depreciation	6,595	16,779
Amortization of intangible assets	6,967	11,690
Asset impairments	—	263,513
Reversal of provision for bad debts, net	(225)	(698)
Charges for inventory provisions, net	46	6,225
Deferred income taxes	(94)	80
Stock-based compensation	5,359	13,753
Loss on termination of defined benefit plan	—	6,294
(Increase) decrease in fair value of derivative instruments	(1,256)	12,780
Losses (gains) on equity method investments	3,046	(3,612)
Other-than-temporary impairment of marketable securities	2,635	—
Other-than-temporary impairment of cost method investments	135	—
Gain on sale of marketable securities	(1,856)	—
Gain on resolution of pre-acquisition contingency	(1,054)	—
Gain on sale of intellectual property	(12,858)	—
Other items, net	1,773	789
Changes in assets and liabilities:
Receivables	8,634	3,058
Inventories	18,009	4,406
Accounts payable	(7,808)	(18,831)
Accrued expenses and other current liabilities	(10,194)	(11,718)
Accrued restructuring expenses	9,481	2,696
Other, net	2,066	(19,530)

Net cash provided by (used in) operating activities	682	(13,419)
Cash flows from investing activities:
Purchases of property, plant and equipment	(555)	(4,240)
Proceeds from sale of property, plant and equipment	—	8,949
Proceeds from resolution of pre-acquisition contingency	2,186	—
Payments for acquisitions	(3,578)	—
Purchases of equity securities	—	(755)
Proceeds from sales of marketable securities	2,310	—
Deposit of restricted cash	—	(29,000)
Release of restricted cash	12,570	—
Proceeds from sale of intellectual property, net of expenses of $132	14,548	—

Net cash provided by (used in) investing activities	27,481	(25,046)
Cash flows from financing activities:
Net repayments of short-term debt, including debt costs of $901 and $1,118	(10,279)	(3,941)
Repurchases and retirements of long-term debt	—	(53,600)
Proceeds from issuance of common stock	28	710
Interest rate swap security deposit	(437)	(4,250)
Repayment of shareholder note receivable	36	25

Net cash used in financing activities	(10,652)	(61,056)

Net increase (decrease) in cash and cash equivalents	17,511	(99,521)
Cash and cash equivalents at beginning of period	105,883	234,147

Cash and cash equivalents at end of period	$123,394	$134,626

See accompanying notes to condensed consolidated financial statements.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business
Conexant Systems, Inc. (“Conexant” or the “Company”) designs, develops, and sells semiconductor system solutions comprised of silicon, hardware, software, and firmware that are used in imaging, audio video, and various embedded-modem applications. The Company’s products and technology are used in a wide range of consumer electronics devices. In the Company’s imaging business, the Company’s solutions are used in single- and multi-function printers, facsimile machines, and photo printers. The Company also offers system-on-chip solutions for products that integrate Internet connectivity and touch-screen technology and are used in a broad range of video, audio, telephony, and digital signage applications. Examples of these products include digital photo frames, speakerphones, voice-over-IP (“VoIP”) phones, point-of-sale terminals, and home automation, security, and monitoring systems. The Company’s audio solutions are targeted at products including personal computers, PC peripheral sound systems, notebook docking stations, VoIP speakerphones, intercom, door phone, and surveillance applications. The Company’s video product offering is comprised of decoders and media bridges for video surveillance and security applications, and system solutions for analog video-based multimedia applications. The Company’s embedded-modem solutions are targeted at desktop and notebook PCs, set-top boxes, point-of-sale systems, home automation and security systems, and other industrial applications.
2. Sale of Assets and Discontinued Operations
Sale of Broadband Media Processing
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
In the third fiscal quarter of 2008, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company determined that the BMP business, which constituted an operating segment of the Company, qualifies as a discontinued operation. The results of the BMP business have been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. In accordance with the provisions of EITF No. 87-24, “Allocation of Interest to Discontinued Operations” (“EITF 87-24”), interest expense is allocated to discontinued operations based on the expected proceeds from the sale, net of any expected permitted investments, over the next twelve months. For the fiscal quarter and nine fiscal months ended June 27, 2008, interest expense allocated to discontinued operations was $1.6 million and $6.1 million, respectively.
For the fiscal quarter ended July 3, 2009, BMP revenues and income classified as discontinued operations was less than $0.1 million and $0.2 million, respectively. For the fiscal quarter ended June 27, 2008, BMP revenues and loss classified as discontinued operations was $55.5 million and $23.5 million, respectively.
For the nine fiscal months ended July 3, 2009 BMP revenues and loss classified as discontinued operations were $3.0 million and $5.9 million, respectively. For the nine fiscal months ended June 27, 2008 BMP revenues and loss classified as discontinued operations were $162.0 million and $170.0 million, respectively.
Sale of Broadband Access Products
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
In accordance with SFAS No. 144, the Company determined that the BBA business, which constituted an operating segment of the Company, qualifies as a discontinued operation. The results of the BBA business have been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. In accordance with the provisions of EITF 87-24, interest expense is allocated to discontinued operations based on the expected proceeds from the sale, net of any expected permitted investments, over the next twelve months. For the fiscal quarter and nine fiscal months ended July 3, 2009, interest expense allocated to discontinued operations was $0.6 million and $2.0 million, respectively. For the fiscal quarter and nine fiscal months ended June 27, 2008, interest expense allocated to discontinued operations was $0.8 million and $2.9 million, respectively.
The sale transaction is expected to be completed during the Company’s fourth fiscal quarter ended October 2, 2009, and the Company expects to recognize a gain on the transaction. The net assets of the BBA business, which are classified as held for sale in the Company’s condensed consolidated balance sheet as of July 3, 2009 and October 3, 2008 are as follows (in thousands):

	July 3,	October 3,
	2009	2008
Inventories, net	$10,930	$17,067
Other current assets	331	599

Total current assets	11,261	17,666

Property, plant and equipment, net	4,667	7,502
Goodwill	1,000	—
Intangible assets, net	—	4,360
Other assets	—	202

Total assets	$16,928	$29,730

Accrued compensation and benefits	$2,020	$1,788
Other current liabilities	829	645

Total current liabilities	2,849	2,433

Other liabilities	597	1,562

Total liabilities	$3,446	$3,995

For the fiscal quarter ended July 3, 2009, BBA revenues and income classified as discontinued operations was $33.8 million and $3.4 million, respectively. For the fiscal quarter ended June 27, 2008, BBA revenues and loss classified as discontinued operations was $41.7 million and $122.9 million, respectively.
For the nine fiscal months ended July 3, 2009 BBA revenues and loss classified as discontinued operations were $93.3 million and $3.6 million, respectively. For the nine fiscal months ended June 27, 2008, BBA revenues and loss classified as discontinued operations were $129.7 million and $132.8 million, respectively.

3. Basis of Presentation and Significant Accounting Policies
Interim Reporting — The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by US GAAP. Prior year quarterly information has been recast to reflect the reclassification of discontinued operations described in Note 2.
Fiscal Periods — The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2009 is a 52-week year and fiscal 2008 consisted of 53 weeks.
Use of Estimates — The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to business combinations, revenue recognition, allowance for doubtful accounts, inventories, long-lived assets (including goodwill and intangible assets), deferred income taxes, valuation of warrants, valuation of equity securities, stock-based compensation, restructuring charges and litigation. On an on-going basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.
Revenue Recognition — The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer. The majority of the Company’s distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times per year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to reasonably estimate and establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.” Development revenue is recognized when services are performed and was not significant for any periods presented.
Prior to the fourth quarter of fiscal 2008, revenue with respect to sales to certain distributors was deferred until the products were sold by the distributors to third parties. During the fiscal quarter ended October 3, 2008, the Company evaluated three distributors for which revenue has historically been recognized upon the distributor’s sale of the purchased products to a third party due to the Company’s inability in prior years to enforce the contractual terms related to any right of return. The Company’s evaluation revealed that it is able to enforce the contractual right of return for the three distributors in an effective manner similar to that experienced with the other distributor customers. As a result, in the fourth quarter of fiscal 2008, the Company commenced the recognition of revenue on these three distributors upon shipment, which is consistent with the revenue recognition point of other distributor customers. As a result, in the fiscal quarter ended October 3, 2008, the Company recognized $3.9 million of revenue on sales to these three distributors related to the change to revenue recognition upon shipment with a corresponding charge to cost of goods sold of $1.8 million. At July 3, 2009 and October 3, 2008, there was no significant deferred revenue related to sales to the Company’s distributors.
Revenue with respect to sales to customers to whom the Company has significant obligations after delivery is deferred until all significant obligations have been completed. At July 3, 2009, there was no deferred revenue. At October 3, 2008, deferred revenue related to shipments of products for which the Company had on-going performance obligations was $0.2 million. Deferred revenue is included in other current liabilities on the accompanying condensed consolidated balance sheets.
During the nine fiscal months ended June 27, 2008, the Company recorded approximately $14.7 million of non-recurring revenue from the buyout of a future royalty stream.
Liquidity — The Company has a $50.0 million credit facility with a bank, under which it had borrowed $30.7 million as of July 3, 2009. This credit facility matures on November 27, 2009 and is subject to additional 364-day extensions at the discretion of the bank. At July 3, 2009, the Company was in compliance with all required debt covenants.
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
Recent tightening of the credit markets and unfavorable economic conditions has led to a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets. In addition, if the economy or markets in which the Company operates continue to be subject to adverse economic conditions, its business, financial condition, cash flow and results of operations will be adversely affected. If the credit markets remain difficult to access or worsen or our performance is unfavorable due to economic conditions or for any other reasons, the Company may not be able to obtain sufficient capital to repay amounts due under (i) its credit facility expiring November 2009, (ii) its $141.4 million floating rate senior secured notes when they become due in November 2010 or earlier as a result of a mandatory offer to repurchase, and (iii) its $250.0 million convertible subordinated notes when they become due in March 2026 or earlier as a result of the mandatory repurchase requirements. The first mandatory repurchase date for the Company’s convertible subordinated notes is March 1, 2011. In the event the Company is unable to satisfy or refinance its debt obligations as the obligations are required to be paid, the Company will be required to consider strategic and other alternatives, including, among other things, the sale of assets to generate funds, the negotiation of revised terms of its indebtedness, and the exchange of new securities for existing indebtedness obligations. The Company has retained financial advisors to assist it in considering these strategic, restructuring or other alternatives. There is no assurance that the Company would be successful in completing any of these alternatives.
Restricted Cash — The Company’s short-term debt agreement requires that the Company and its consolidated subsidiaries maintain minimum levels of cash on deposit with the bank throughout the term of the agreement. The Company classified $8.5 million and $8.8 million as restricted cash with respect to this debt agreement as of July 3, 2009 and October 3, 2008, respectively. See Note 5 for further information on the Company’s short-term debt.
As of July 3, 2009 and October 3, 2008, the Company had one irrevocable stand-by letter of credit outstanding. As of July 3, 2009 and October 3, 2008, the irrevocable stand-by letter of credit was collateralized by restricted cash balances of $6.0 million and $18.0 million, respectively, to secure inventory purchases from a vendor. The letter of credit expires on August 31, 2009. The restricted cash balance securing the letter of credit is classified as current restricted cash on the condensed consolidated balance sheets. In addition, the Company has other outstanding letters of credit collateralized by restricted cash aggregating $6.5 million to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the condensed consolidated balance sheets.
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
Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that some of the deferred tax assets will not be realized.
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
Review of Accounting for Research and Development Costs — During the fiscal quarter ended December 28, 2007, the Company reviewed its methodology of capitalizing photo mask costs used in product development. Photo mask designs are subject to significant verification and uncertainty regarding the final performance of the related part. Due to these uncertainties, the Company reevaluated its prior practice of capitalizing such costs and concluded that these costs should have been expensed as research and development costs as incurred. As a result, in the nine fiscal months ended June 27, 2008, the Company recorded a correcting adjustment of $5.3 million, $1.4 million of which is recorded in continuing operations and $3.9 million of which is recorded in discontinued operations, representing the unamortized portion of the capitalized photo mask costs as of September 29, 2007. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 28”), paragraph 29, and SEC Staff Accounting Bulletin Nos. 99, “Materiality,” and 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company believes that this correcting adjustment was not material to its full-year results for 2008. In addition, the Company does not believe the correcting adjustment is material to the amounts reported in previous periods.
Derivative Financial Instruments — The Company’s derivative financial instruments as of July 3, 2009 principally consisted of (i) the Company’s warrant to purchase six million shares of Mindspeed Technologies, Inc. (“Mindspeed”) common stock and (ii) interest rate swaps. See Note 5 for information regarding the Mindspeed warrant.
Interest Rate Swaps — During fiscal 2008, the Company entered into three interest rate swap agreements with Bear Stearns Capital Markets, Inc. (the ”counterparty”) for a combined notional amount of $200 million to mitigate interest rate risk on $200 million of its floating rate senior secured notes due 2010. In December 2008, the interest rate swap agreements were assigned, without modification, to J.P. Morgan Chase Bank, N.A. Under the terms of the swaps, the Company will pay a fixed rate of 2.98% and receive a floating rate equal to three-month LIBOR, which will offset the floating rate paid on the Notes. The interest rate swaps meet the criteria for designation as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

(“SFAS No. 133”). As a result of the repurchase of $80 million of the Company’s floating rate senior secured notes in the fourth quarter of fiscal 2008, one of the swap contracts with a notional amount of $100 million was terminated. As a result of the swap contract termination, the Company recognized a $0.3 million gain based on the fair value of the contract on the termination date. The remaining two $50 million swap agreements terminate on the due date of the underlying notes and require the Company to post cash collateral with the counterparty in a minimum amount of $2.1 million. The amount of collateral will adjust monthly based on a mark-to-market of the swaps. At July 3, 2009, the Company was required to post $3.0 million of cash collateral with the counterparty, $0.9 million of which is included in other current assets and $2.1 million of which is included in other non-current assets on the accompanying condensed consolidated balance sheet. Based on the fair value of the swap agreements, the Company recorded a derivative liability of $2.8 million at July 3, 2009, which is included in other liabilities on the accompanying condensed consolidated balance sheet. The change in fair value is recorded in accumulated other comprehensive loss to the extent the derivative is effective in mitigating the exposure related to the underlying notes. The gain or loss is recognized immediately in other (income) expense, net, in the statements of operations when a designated hedging instrument is either terminated early or an improbable or ineffective portion of the hedge is identified. Interest expense related to the swap contracts was $0.5 million and $0.9 million for the fiscal quarter and nine fiscal months ended July 3, 2009, respectively.
At October 3, 2008, the Company had outstanding foreign currency forward exchange contracts with a notional amount of 210 million Indian Rupees, or approximately $4.4 million. All foreign currency forward exchange contracts matured at various dates through December 2008 and were not renewed. At July 3, 2009, there were no foreign currency forward exchange contracts outstanding.
The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Supplemental Cash Flow Information — Cash paid for interest was $12.4 million and $25.0 million for the nine fiscal months ended July 3, 2009 and June 27, 2008, respectively. Cash paid for income taxes for the nine fiscal months ended July 3, 2009 and June 27, 2008 was $1.6 million and $1.4 million, respectively.
Net Income (loss) Per Share — Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, restricted stock units and shares of stock issuable upon conversion of the Company’s convertible subordinated notes. The dilutive effect of stock options and restricted stock units is computed under the treasury stock method, and the dilutive effect of convertible subordinated notes is computed using the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net income (loss) per share if their effect would be antidilutive.

The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Employee stock options	5,054	8,426	5,905	8,917
4.00% convertible subordinated notes due March 2026	5,081	5,081	5,081	5,081

	10,135	13,507	10,986	13,998

Weighted average shares for basic net income (loss) per share	49,867	49,450	49,760	49,333
Employee stock options and restricted stock units	—	—	—	8,917

Weighted average shares for diluted income (loss) per share	49,867	49,450	49,760	58,250

Cash flows — The Company has reclassified the change in accrued restructuring expenses of $2,696 from accrued expenses and other current liabilities, and other, net, to accrued restructuring expenses on its condensed consolidated statements of cash flows for the nine fiscal months ended June 27, 2008 to conform to the current year presentation. The Company has also corrected the classification of expenses related to short-term debt from other, net, to repayments of short-term debt, including debt costs, for the nine fiscal months ended June 27, 2008. These changes on the condensed consolidated statements of cash flows did not affect the Company’s reported net decrease in cash and cash equivalents for the period.

Nine Fiscal
Months Ended
June 27,
2008
Accrued expenses and other current liabilities, before reclassification	$(13,627)
Accrued restructuring expenses	1,909

Accrued expenses and other current liabilities, after reclassification	$(11,718)

Other, net, before reclassification	$(16,043)
Accrued restructuring expenses	(4,605)
Expenses related to short-term debt	1,118

Other, net, after reclassification	$(19,530)

Repayments of short-term debt, including debt costs, before correction	$(2,823)
Expenses related to short-term debt	(1,118)

Repayments of short-term debt, including debt costs, after correction	$(3,941)

Business Enterprise Segments — The Company operates in one reportable segment, broadband communications. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in their condensed consolidated financial statements. Pending the completion of the sale of the Company’s Broadband Access Products (“BBA”) operating segment, the results of which have been classified in discontinued operations, the Company has one remaining operating segment, Imaging and PC Media (“IPM”). The IPM operating segment, comprised of one reporting unit, was identified based upon the availability of discrete financial information and the chief operating decision maker’s regular review of the financial information for this reporting unit. The Company evaluated this reporting unit for components and noted that there are none below the IPM reporting unit.
Goodwill — Goodwill is not amortized. Instead, goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process.
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
Goodwill is tested at the reporting unit level annually during the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The global decline in consumer confidence and spending has dramatically impacted the Company’s financial performance as well as that of many of our competitors, peers, customers, and suppliers. This impact resulted in the Company’s evaluation of the recoverability of goodwill during the first quarter of fiscal 2009.
All of the goodwill reported on our balance sheet is attributable to the IPM reporting unit. Overall financial performance declines in the first quarter of fiscal 2009 resulted in an interim test for goodwill impairment. Based upon the results of the testing for the quarter ended January 2, 2009, the Company determined that despite recent declines in the IPM reporting unit, performance levels remained sufficient to support the IPM-related goodwill balance as of January 2, 2009.
During the third fiscal quarter of 2009, we determined based on current IPM business forecasts there were no indicators of impairment and therefore no interim goodwill impairment analysis was considered necessary for the third fiscal quarter of 2009.
Recently Adopted Accounting Pronouncements
On January 3, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires expanded disclosures regarding the location and amount of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. As a result of the adoption of SFAS No. 161, the Company expanded its disclosures regarding its derivative instruments. See Note 3—Basis of Presentation and Significant Accounting Policies, Note 4—Fair Value of Certain Financial Assets and Liabilities, and Note 5—Supplemental Financial Information.
On January 3, 2009, the Company adopted FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP 140-4 and FIN 46(R)-8”). FSP 140-4 and FIN 46(R)-8 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (“non-transferor”) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (non-transferor) of financial assets to the qualifying SPE. The adoption of FSP 140-4 and FIN 46(R)-8 did not have an impact on the Company’s condensed consolidated financial statements because the Company does not have a variable interest in a variable interest entity or in its SPE.
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
In accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), the Company elected to defer until October 3, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
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
On April 4, 2009, the Company adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107 and APB 28-1”), which enhanced the disclosure of instruments under the scope of SFAS No. 157. The Company’s adoption of FSP 107-1 and APB 28-1did not have a material impact on its financial position, results of operations or liquidity.
On April 4, 2009, the Company adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. The Company’s adoption of FSP 157-4 did not have a material impact on its financial position, results of operations or liquidity.
On April 4, 2009, the Company adopted SFAS No. 165, “Subsequent Events”(“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular SFAS No. 165 sets forth:

1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
The Company’s adoption of SFAS No. 165 did not have a material impact on its financial position, results of operations or liquidity.
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. The statement requires a number of changes to the purchase method of accounting for acquisitions, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The Company will adopt SFAS No. 141R in the first quarter of fiscal 2010 and it will apply prospectively to business combinations completed on or after that date.
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
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other US GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2010. The Company is currently evaluating the impact of adopting FSP 142-3 on its condensed consolidated financial statements.
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
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”(“SFAS No. 166”), an amendment of SFAS No. 140. SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 166 would have on its financial position and results of operations.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”(“SFAS No. 167”). SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities. SFAS No. 167 will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. The Company does not believe that adoption of SFAS No. 167 will have a material impact on its financial position and results of operations.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial standards in conformity with US GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. SFAS No. 168 will be effective for financial statements issued by the Company for interim and annual periods after September 15, 2009. On the effective date of SFAS No. 168, all then-existing non-SEC accounting and reporting standards are superseded, with the exception of certain promulgations listed in SFAS No. 168. The Company currently anticipates that the adoption of SFAS No. 168 will have no effect on its condensed consolidated financial statements as the purpose of the Codification is not to create new accounting and reporting guidance. Rather, the Codification is meant to simplify user access to all authoritative US GAAP. References to US GAAP in the Company’s published financial statements will be updated, as appropriate, to cite the Codification following the effective date of SFAS No. 168.

4. Fair Value of Certain Financial Assets and Liabilities
In accordance with SFAS No. 157, the following represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of July 3, 2009 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash and cash equivalents	$123,394	$—	$123,394
Restricted cash	14,500	—	14,500
Other equity securities	—	5,446	5,446
Mindspeed warrant	—	2,307	2,307
Long-term restricted cash	6,489	—	6,489

Total Assets	$144,383	$7,753	$152,136

Liabilities:
Interest rate swap financial instruments	$—	$2,754	$2,754

Total Liabilities	$—	$2,754	$2,754

Level 1 assets consist of the Company’s cash and cash equivalents and restricted cash.
Level 2 assets consist of the Company’s non-marketable investments (see Note 3) and a warrant to purchase six million shares of Mindspeed common stock at an exercise price of $17.04 per share through June 2013. At July 3, 2009, the warrant was valued using the Black-Scholes-Merton model with an expected term of 4 years, expected volatility of 82%, a risk-free interest rate of 1.98% and no dividend yield (see Note 5).
Level 2 liabilities consist of the Company’s interest rate swap derivatives (see Note 5). The fair value of interest rate swap derivatives is primarily based on third-party pricing service models. These models use discounted cash flows that utilize the appropriate market-based forward swap curves commensurate with the terms of the underlying instruments.
The Company had no financial assets or liabilities classified as Level 3 as of July 3, 2009.
The fair value of other financial instruments as of July 3, 2009 are as follows:

Total
Short-term debt	$30,739
Long-term debt: senior secured notes	140,075
Long-term debt: convertible subordinated notes	107,813

$278,627

Liabilities consist of the Company’s short-term credit facility, the Company’s senior secured notes, and convertible subordinated notes (see Note 5). The fair value of the convertible subordinated notes was calculated using a quoted market price in an active market. The fair value of the senior secured notes was calculated using a quoted market price in a market which is not active but which the Company believes represents an accurate exit price for the notes.

5. Supplemental Financial Information
Inventories
Inventories consist of the following (in thousands):

	July 3,	October 3,
	2009	2008
Work-in-process	$4,569	$8,413
Finished goods	3,783	10,959

Total inventories, net	$8,352	$19,372

At July 3, 2009 and October 3, 2008, inventories were net of excess and obsolete inventory reserves of $7.9 million and $12.1 million, respectively.
Intangible Assets
Intangible assets consist of the following (in thousands):

	July 3, 2009			October 3, 2008
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Developed technology	$800	$(462)	$338	$11,042	$(9,963)	$1,079
Product licenses	2,400	(526)	1,874	11,032	(7,105)	3,927
Other intangible assets	7,240	(3,138)	4,102	8,240	(2,635)	5,605

	$10,440	$(4,126)	$6,314	$30,314	$(19,703)	$10,611

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	Remainder of
	2009	2010	2011	2012	2013	Thereafter
Amortization expense	$439	$1,353	$1,237	$1,237	$1,031	$1,017
Amortization expense classified by cost of goods sold, research and development and selling, general and administrative expenses is as follows (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Cost of goods sold	$388	$532	$1,144	$1,685
Research and development	78	8	179	27
Selling, general and administrative	224	159	1,224	557

	$690	$699	$2,547	$2,269

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
The Company’s IPM reporting unit accounted for approximately 57 percent of the Company’s total revenues in the first quarter of fiscal 2009 and was associated with $110 million of the Company’s goodwill balance as of January 2, 2009. Overall financial performance declines in the first quarter of fiscal 2009 resulted in an interim test for goodwill impairment. Based upon the results of the testing for the quarter ended January 2, 2009, the Company determined that despite recent declines in the IPM reporting unit, performance levels remained sufficient to support the IPM-related goodwill balance as of January 2, 2009. The Company’s fair value methods used for purposes of the goodwill impairment tests incorporated a weighted-average of present value techniques, specifically discounted cash flows and the use of multiples of revenues and earnings associated with comparable companies. During the third fiscal quarter of fiscal 2009, we reviewed the IPM forecasts used in the first quarter of fiscal 2009 interim goodwill impairment analysis and determined there were no further declines in performance and, therefore, no interim goodwill impairment analysis was considered necessary for the third fiscal quarter of fiscal 2009.
The changes in the carrying amounts of goodwill were as follows (in thousands):

Goodwill at October 3, 2008	$110,412
Additions	—
Other adjustments	(318)

Goodwill at July 3, 2009	$110,094

Goodwill is tested at the reporting unit level annually in the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no indicators of impairment requiring testing during the fiscal quarter ended July 3, 2009.
An adjustment of $0.3 million was recorded in the fiscal quarter ended July 3, 2009 as a result of the resolution of a pre-acquisition tax matter related to an acquisition in 2004, which under SFAS No. 141 resulted in an adjustment to the purchase price.
Mindspeed Warrant
The Company has a warrant to purchase six million shares of Mindspeed common stock at an exercise price of $17.04 per share through June 2013. At July 3, 2009 and October 3, 2008, the market value of Mindspeed common stock was $2.06 and $2.08 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net each period. At July 3, 2009 and October 3, 2008, the aggregate fair value of the Mindspeed warrant included on the accompanying condensed consolidated balance sheets was $2.3 million and $0.5 million, respectively. At July 3, 2009, the warrant was valued using the Black-Scholes-Merton model with an expected term of 4 years, expected volatility of 82%, a risk-free interest rate of 1.98% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying condensed consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.
The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.
Short-Term Debt
On November 29, 2005, the Company established an accounts receivable financing facility whereby it sells, from time to time, certain accounts receivable to Conexant USA, LLC (“Conexant USA”), a special purpose entity which is a consolidated subsidiary of the Company. Under the terms of the Company’s agreements with Conexant USA, the Company retains the responsibility to service and collect accounts receivable sold to Conexant USA and receives a weekly fee from Conexant USA for handling administrative matters which is equal to 1.0%, on a per annum basis, of the uncollected value of the accounts receivable.

Concurrent with the Company’s agreements with Conexant USA, Conexant USA entered into a credit facility which is secured by the assets of Conexant USA. Conexant USA is required to maintain certain minimum amounts on deposit (restricted cash) with the bank during the term of the credit agreement. Borrowings under the credit facility, which cannot exceed the lesser of $50.0 million and 85% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables, bear interest equal to 7-day LIBOR (reset weekly) plus 1.25% and was approximately 1.54% at July 3, 2009. In addition, Conexant USA pays a fee of 0.2% per annum for the unused portion of the line of credit. The credit agreement matures in November 2009 and remains subject to additional 364-day renewal periods at the discretion of the bank. In connection with the renewal in November 2008, the interest rate applied to borrowings under the credit facility increased from 7-day LIBOR plus 0.6% to 7-day LIBOR plus 1.25%.
The credit facility requires the Company and its consolidated subsidiaries to maintain minimum levels of shareholders’ equity or cash and cash equivalents. Further, any failure by the Company or Conexant USA to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit facility to immediately become due and payable. At July 3, 2009, Conexant USA had borrowed $30.7 million under this credit facility and the Company was in compliance with all credit facility covenants.
Long-Term Debt
Long-term debt consists of the following (in thousands):

	July 3,	October 3,
	2009	2008
Floating rate senior secured notes due November 2010	$141,400	$141,400
4.00% convertible subordinated notes due March 2026 with a conversion price of $49.20	250,000	250,000

Total	391,400	391,400
Less: current portion of long-term debt	—	(17,707)

Long-term debt	$391,400	$373,693

Floating rate senior secured notes due November 2010 — In November 2006, the Company issued $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010. Proceeds from this issuance, net of fees paid or payable, were approximately $264.8 million. The senior secured notes bear interest at three-month LIBOR (reset quarterly) plus 3.75%, and interest is payable in arrears quarterly on each February 15, May 15, August 15 and November 15, beginning on February 15, 2007. The senior secured notes are redeemable in whole or in part, at the option of the Company, at any time on or after November 15, 2008 at varying redemption prices that generally include premiums, which are defined in the indenture for the notes, plus accrued and unpaid interest. The Company is required to offer to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to the Company’s business. In addition, upon a change of control, the Company is required to make an offer to redeem all of the senior secured notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. The floating rate senior secured notes rank equally in right of payment with all of the Company’s existing and future senior debt and senior to all of its existing and future subordinated debt. The notes are guaranteed by certain of the Company’s U.S. subsidiaries (“the Subsidiary Guarantors”). The guarantees rank equally in right of payment with all of the Subsidiary Guarantors’ existing and future senior debt and senior to all of the Subsidiary Guarantors’ existing and future subordinated debt. The notes and guarantees (and certain hedging obligations that may be entered into with respect thereto) are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Subsidiary Guarantors’ assets (other than accounts receivable and proceeds therefrom and subject to certain exceptions), including, but not limited to, the intellectual property, real property, plant and equipment now owned or hereafter acquired by the Company and the Subsidiary Guarantors. See Note 15 for financial information regarding the Subsidiary Guarantors.

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
The sale of the Company’s investment in Jazz Semiconductor, Inc. (“Jazz”) in February 2007 and the sale of two other equity investments in April 2007 qualified as asset dispositions requiring the Company to make offers to repurchase a portion of the notes no later than 361 days following the asset dispositions. Based on the proceeds received from these asset dispositions and the Company’s cash investments in assets (other than current assets) related to the Company’s business made within 360 days following the asset dispositions, the Company was required to make an offer to repurchase not more than $53.6 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest in February 2008. As a result of 100% acceptance of the offer by the Company’s bondholders, $53.6 million of the senior secured notes were repurchased during the second quarter of fiscal 2008. The Company recorded a pretax loss on debt repurchase of $1.4 million during the second quarter of fiscal 2008, which included the write-off of deferred debt issuance costs.
Following the sale of the BMP business unit in August 2008 (see Note 2), the Company made an offer to repurchase $80.0 million of the senior secured notes at 100% of the principal amount plus any accrued and unpaid interest in September 2008. As a result of the 100% acceptance of the offer by the Company’s bondholders, $80.0 million of the senior secured notes were repurchased during the fourth quarter of fiscal 2008. The Company recorded a pretax loss on debt repurchase of $1.6 million during the fourth quarter of fiscal 2008, which included the write-off of deferred debt issuance costs. The pretax loss on debt repurchase of $1.6 million has been included in net loss from discontinued operations. During the nine fiscal months ended July 3, 2009, we did not have additional sufficient asset dispositions to trigger another required repurchase offer and accordingly, none of this debt has been classified as current.
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
Acquisitions — In the fiscal quarter ended January 2, 2009 the Company acquired certain assets from Analog Devices Inc. (“ADI”) used in the operation of ADI’s Integrated Audio Group (“ADI Audio”) and a license to manufacture and sell certain products related to ADI Audio. The cost of the assets, which included inventory, test equipment and photomasks, was approximately $1.3 million. The cost of the license was $2.5 million, which will be paid over one year in four quarterly installments. Payments through July 3, 2009 for the acquired assets totaled $2.5 million. Also in the fiscal quarter ended April 3, 2009 the Company made a final payment of $1.0 million to Zarlink Semiconductor Inc. (“Zarlink”) as part of the acquisition of Zarlink’s packet switching business in 2006.
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

IPO Litigation — In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated for purposes of discovery and other pretrial proceedings with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. On June 10, 2009, the court gave preliminary approval to a proposed settlement of the consolidated class actions. For purposes of the settlement, the plaintiff class would not include certain institutions allocated shares from the “institutional pots” in any of the public offerings at issue in the consolidated class actions and persons associated with those institutions. The court has scheduled a hearing for September 10, 2009 to determine whether the settlement should be approved finally. If the settlement is approved, the Company anticipates that the GlobeSpan, Inc. defendants’ share of the cost of the settlement will be paid by GlobeSpan, Inc.’s insurers. The Company has not recorded any special charges with respect to this litigation.
Class Action Suit — In February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiffs filed an amended complaint on August 11, 2005. The amended complaint alleged that the plaintiffs lost money in the Plan due to (i) poor Company merger-related performance, (ii) misleading disclosures by the Company regarding the merger, (iii) breaches of fiduciary duty regarding management of Plan assets, (iv) being encouraged to invest in Conexant Stock Fund, (v) being unable to diversify out of said fund and (vi) having the Company make its matching contributions in said fund. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiffs responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. The plaintiffs filed a notice of appeal on April 17, 2006. The appellate argument was held on April 19, 2007. On July 31, 2007, the Third Circuit Court of Appeals vacated the District Court’s order dismissing plaintiffs’ complaint and remanded the case for further proceedings. On August 27, 2008, the motion to dismiss was granted in part and denied in part. The judge left in claims against all of the individual defendants as well as against the Company. In January 2009, the Company and the plaintiffs agreed in principle to settle all outstanding claims in the litigation for $3.25 million. On May 21, 2009, plaintiffs’ attorneys filed with the District Court a motion asking the court to grant its preliminary approval of the proposed settlement and set a date for a final hearing on the settlement, after notice to the class, the obtaining of an allocation of the dollar recovery, and certain other preconditions set forth in the settlement agreement. By order dated June 18, 2009, the District Court granted preliminary approval of the proposed settlement and set September 11, 2009 as the date of the final Settlement Fairness hearing. The Company recorded a special charge of $3.7 million in the first fiscal quarter of 2009 to cover this settlement and any associated costs.
Guarantees and Indemnifications
The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell International Corporation (“Rockwell”), the Company assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz, the Company agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the Company’s sale of the BMP business to NXP, the Company agreed to indemnify NXP for certain claims related to the transaction. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.
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
7. Stock-Based Award Plans
The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of July 3, 2009, approximately 9.0 million shares of the Company’s common stock are available for grant under the stock option and long-term incentive plans. Stock options are granted with exercise prices of not less than the fair market value at grant date, generally vest over three to four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.
Stock Option Plans
The Company accounts for its stock option plans in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its condensed consolidated statements of operations over the service period that the awards are expected to vest. The Company measures the fair value of service-based awards and performance-based awards on the date of grant. Performance-based awards are evaluated for vesting probability each reporting period. Awards with market conditions are valued on the date of grant using the Monte Carlo Simulation Method giving consideration to the range of various vesting probabilities.
The following weighted average assumptions were used in the estimated grant date fair value calculations for share-based payments:

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Stock option plans:
Expected dividend yield	$—	$—	$—	$—
Expected stock price volatility	87%	67%	78%	68%
Risk free interest rate	1.96%	3.20%	2.02%	3.20%
Average expected life (in years)	5.00	5.25	4.86	5.25

Stock purchase plans:
Expected dividend yield	$—	$—	$—	$—
Expected stock price volatility	—	68%	74%	68%
Risk free interest rate	—	3.00%	3.14%	3.00%
Average expected life (in years)	—	0.50	0.50	0.50
The expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted-

average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in the SEC’s Staff Accounting Bulletin No. 110.
A summary of stock option activity is as follows (shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, October 3, 2008	7,357	$23.54
Granted	70	1.04
Exercised	—	—
Forfeited	(2,771)	23.26

Outstanding, July 3, 2009	4,656	23.37

Shares vested and expected to vest, July 3, 2009	4,574	23.56

Exercisable, July 3, 2009	4,123	$24.69

At July 3, 2009, of the 4.7 million stock options outstanding, approximately 3.9 million options were held by current employees and directors of the Company, and approximately 0.8 million options were held by employees of former businesses of the Company (i.e., Mindspeed and Skyworks Solutions, Inc.) who remain employed by one of these businesses. At July 3, 2009, stock options outstanding had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 3.4 years. At July 3, 2009, exercisable stock options had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 3.0 years. At July 3, 2009, shares vested and expected to vest had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 1.3 years. The total intrinsic value of options exercised and total cash received from employees as a result of stock option exercises during the nine fiscal months ended July 3, 2009 and June 27, 2008 was immaterial.
During the fiscal quarter and nine fiscal months ended July 3, 2009, the Company recognized stock-based compensation expense of $0.4 million and $2.9 million, respectively, for stock options, in its condensed consolidated statements of operations. During the fiscal quarter and nine fiscal months ended June 27, 2008, the Company recognized stock-based compensation expense of $3.5 million and $8.0 million, respectively, for stock options, in its condensed consolidated statements of operations.
The Company classified stock-based compensation expense of $0.2 million and $1.0 million to discontinued operations for the fiscal quarter and nine fiscal months ended July 3, 2009, respectively. The Company classified stock-based compensation expense of $1.4 million and $3.6 million to discontinued operations for the fiscal quarter and nine fiscal months ended June 27, 2008, respectively. At July 3, 2009, the total unrecognized fair value compensation cost related to non-vested stock option awards was $3.7 million, which is expected to be recognized over a remaining weighted average period of approximately 1.3 years.
1999 Long Term Incentive Plan, 2001 Performance Share Plan and 2004 New Hire Equity Incentive Plan
The Company’s long-term incentive plans also provide for the issuance of share-based restricted stock unit (“RSU’) awards to officers and other employees and certain non-employees of the Company. These awards are subject to forfeiture if employment terminates during the prescribed vesting period (generally within one to two years of the date of award) or, in certain cases, if prescribed performance criteria are not met. The Company maintains the 1999 Long Term Incentive Plan, under which it reserved 2.8 million shares for issuance, the 2001 Performance Share Plan, under which it reserved 0.4 million shares for issuance, as well as the 2004 New Hire Equity Incentive Plan (“2004 New Hire Plan”), under which it reserved 1.2 million shares for issuance.

1999 Long Term Incentive Plan
The awards issued under this plan may be settled, at the Company’s election at the time of payment, in cash, shares of common stock or any combination of cash and common stock. A summary of share-based award activity under the 1999 Long Term Incentive Plan is as follows (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, October 3, 2008	225	$5.31
Granted	—	—
Vested	(206)	5.28
Forfeited	—	—

Outstanding, July 3, 2009	19	$5.67

During the fiscal quarter and nine fiscal months ended July 3, 2009, the Company recognized stock-based compensation expense of $0.04 million and $0.6 million, respectively, related to the 1999 Long Term Incentive Plan. During the fiscal quarter and nine fiscal months ended June 27, 2008, the Company recognized stock-based compensation expense of $0.2 million and $0.2 million, respectively, related to the 1999 Long Term Incentive Plan. At July 3, 2009, the total unrecognized fair value stock-based compensation cost related to non-vested 1999 Long Term Incentive Plan share awards was $0.1 million, which is expected to be recognized over a weighted average period of one year. The plan expired on December 31, 2008. There are no shares available to grant.
2001 Performance Share Plan
The performance-based awards may be settled, at the Company’s election at the time of payment, in cash, shares of common stock or any combination of cash and common stock. A summary of share-based award activity under the 2001 Performance Share Plan is as follows (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, October 3, 2008	175	$8.00
Granted	—	—
Vested	(175)	8.00
Forfeited	—	—

Outstanding, July 3, 2009	—	$—

During the fiscal quarter and nine fiscal months ended July 3, 2009, the Company recognized stock-based compensation expense of $0.02 million and $0.5 million, respectively, related to the 2001 Performance Share Plan. During the fiscal quarter and nine fiscal months ended June 27, 2008, the Company recognized stock-based compensation expense of $0.4 million and $0.4 million, respectively, related to the 2001 Performance Share Plan. The nine fiscal months ended June 27, 2008 include a reversal of previously recognized stock-based compensation expense of $1.1 million related to the non-achievement of certain performance criteria. At July 3, 2009, approximately 0.2 million shares of the Company’s common stock were available for issuance under the 2001 Performance Share Plan.

2004 New Hire Plan
The 2004 New Hire Plan provides for the grant of service-based awards. A summary of share-based award activity under the 2004 New Hire Plan is as follows (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, October 3, 2008	74	$10.59
Granted	—	—
Vested	(32)	11.33
Forfeited	(25)	13.70

Outstanding, July 3, 2009	17	$4.50

During the fiscal quarter and nine fiscal months ended July 3, 2009, the Company recognized $0.01 million and $0.3 million in stock-based compensation expense related to the 2004 New Hire Plan, respectively. During the fiscal quarter and nine fiscal months ended June 27, 2008, the Company recognized $0.1 million and $0.2 million in stock-based compensation expense related to the 2004 New Hire Plan, respectively, including $1.0 million recorded in the fiscal quarter and nine fiscal months ended June 27, 2008 due to acceleration of awards upon the departure of the Company’s former President and CEO. At July 3, 2009, the total unrecognized fair value compensation cost related to non-vested 2004 New Hire Plan was $0.1 million, which is expected to be recognized over a weighted average period of 1.7 years.
Employee Stock Purchase Plan
Effective January 31, 2009, the Company suspended the Employee Stock Purchase Plan (“ESPP”) for all employees. The last purchase of 49,592 shares under the ESPP occurred on January 30, 2009. The ESPP allowed eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. Under the ESPP, employees authorized the Company to withhold up to 15% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations, and employees were limited to the purchase of 200 shares per offering period. Offering periods generally commenced on the first trading day of February and August of each year and were generally six months in duration, but may have been terminated earlier under certain circumstances.
During the fiscal quarter and nine fiscal months ended July 3, 2009, the Company recognized stock-based compensation expense of zero and $0.1 million, respectively, for stock purchase plans, in its condensed consolidated statements of operations. During the fiscal quarter and nine fiscal months ended June 27, 2008, the Company recognized stock-based compensation expense of $0.1 million and $0.4 million, respectively, for stock purchase plans, in its condensed consolidated statements of operations.
Directors Stock Plan
Effective February 13, 2009, the Company suspended the Directors Stock Plan (“DSP”) that provided for each non-employee director to receive specified levels of stock option grants upon election to the Board of Directors and periodically thereafter. Under the DSP, each non-employee director could elect to receive all or a portion of the cash retainer to which the director was entitled through the issuance of common stock.

8. Comprehensive Loss
Comprehensive loss consists of the following (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Net income (loss)	$2,726	$(149,871)	$(28,719)	$(301,093)
Other comprehensive (loss) income:
Foreign currency translation adjustments	525	(797)	(1,230)	706
Unrealized gains on marketable securities	—	480	650	480
Unrealized losses on foreign currency forward hedge contracts	—	4,154	(153)	1,972
Unrealized losses on interest rate swap contracts	(211)	—	(2,803)	—
Realized loss on impairment of marketable securities	—	—	1,986	—
Realized gain on sale of marketable securities	(702)	—	(702)	—
Gains on settlement of foreign currency forward hedge contracts	—	—	659	—
Minimum pension liability adjustments	—	4,832	—	3,759

Other comprehensive (loss) income	(388)	8,669	(1,593)	6,917

Comprehensive income (loss)	$2,338	$(141,202)	$(30,312)	$(294,176)

Accumulated other comprehensive loss consists of the following (in thousands):

	July 3,	October 3,
	2009	2008
Foreign currency translation adjustments	$(922)	$308
Unrealized losses on marketable securities	—	(1,934)
Unrealized losses on derivative instruments	(2,754)	(457)

Accumulated other comprehensive loss	$(3,676)	$(2,083)

9. Income Taxes
The Company recorded a tax provision of $0.2 million and $0.8 million for the fiscal quarter and nine fiscal months ended July 3, 2009, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
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
11. Special Charges
For the fiscal quarter ended July 3, 2009, special charges consisted primarily of $0.5 million of restructuring charges related to workforce reductions implemented during the quarter and $0.5 million related to accretion of lease liability. For the nine fiscal months ended July 3, 2009, special charges of $13.7 million consisted primarily of restructuring charges of $2.7 million related to workforce reductions, $6.9 million related to revised sublease assumptions and accretion of lease liability associated with vacated facilities, a $3.7 million charge for a legal settlement (See Note 6) and $0.4 million of loss on disposal of property, plant and equipment. For the fiscal quarter and nine fiscal months ended June 27, 2008, special charges of $8.5 million and $15.9 million, respectively, consisted primarily of restructuring charges and a $6.3 million charge related to the termination of our voluntary early retirement plan.

Restructuring Charges
The Company has implemented a number of cost reduction initiatives since fiscal 2005 to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.
As of July 3, 2009, the Company has remaining restructuring accruals of $38.1 million, of which $0.4 million relates to workforce reductions and $37.7 million relates to facility and other costs. Of the $38.1 million of restructuring accruals at July 3, 2009, $4.6 million is included in other current liabilities and $33.5 million is included in other non-current liabilities in the accompanying condensed consolidated balance sheets. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2009 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. The facility charges were determined in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company’s accrued liabilities include the net present value of the future lease obligations of $77.7 million, net of contracted sublease income of $11.6 million, and projected sublease income of $28.4 million, and the Company will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to significantly impact the Company’s liquidity.
Fiscal 2009 Restructuring Actions — During the fiscal quarter ended April 3, 2009, the Company completed actions that resulted in the elimination of 138 positions worldwide. In relation to this restructuring action in fiscal 2009, the Company recorded $2.7 million of total charges for the cost of severance benefits for the affected employees, $0.6 million of which were included in discontinued operations related to our BBA business.
Activity and liability balances recorded as part of the fiscal 2009 restructuring actions through July 3, 2009 were as follows (in thousands):

Workforce
Reductions
Charged to costs and expenses	$2,709
Cash payments	(2,278)

Restructuring balance, July 3, 2009	$431

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
Restructuring charges in the nine fiscal months ended July 3, 2009 related to the fiscal 2008 restructuring actions included $0.6 million of additional severance charges.

Activity and liability balances recorded as part of the Fiscal 2008 restructuring actions through July 3, 2009 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$6,254	$1,762	$8,016
Cash payments	(6,161)	(731)	(6,892)

Restructuring balance, October 3, 2008	93	1,031	1,124
Charged to costs and expenses	583	(16)	567
Reclassification to other current liabilities and other liabilities	—	(175)	(175)
Cash payments	(676)	(440)	(1,116)

Restructuring balance, July 3, 2009	$—	$400	$400

Fiscal 2007 Restructuring Actions — During fiscal 2007, the Company announced several facility closures and workforce reductions. In total, the Company notified approximately 670 employees of their involuntary termination and recorded $9.5 million of total charges for the cost of severance benefits for the affected employees. Additionally, the Company recorded charges of $2.0 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The non-cash facility accruals resulted from the reclassification of deferred gains on the previous sale-leaseback of two facilities totaling $8.0 million in fiscal 2008 and $4.9 million in fiscal 2007. As a result of the Company’s sale of its BMP business unit in fiscal 2008, $2.9 million and $2.2 million, incurred in fiscal 2008 and 2007, respectively, related to fiscal 2007 restructuring actions were reclassified to discontinued operations in the condensed consolidated statements of operations. The domestic economic downturn experienced during the fiscal quarter ended January 2, 2009 resulted in declines in real estate lease rates and adversely impacted the Company’s ability to secure sub tenants for a facility located in San Diego. These declines resulted in a decrease in estimated future projected sub lease rental income causing a $9.1 million additional restructuring charge for the facility. The remaining additional facility restructuring charge of $1.5 million is due to accretion of lease liability. The majority of the facility supported the operations of the BMP business sold in August 2008. The additional restructuring charge of $10.6 million was allocated between the BMP business and continuing operations based upon the historical use of the facility. Of the $10.6 million restructuring charge, $8.0 million was included in discontinued operations and $2.6 million was charged to operating expenses.
Activity and liability balances recorded as part of the Fiscal 2007 restructuring actions through July 3, 2009 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$9,477	$2,040	$11,517
Non-cash items	—	4,868	4,868
Cash payments	(5,841)	(268)	(6,109)

Restructuring balance, September 28, 2007	3,636	6,640	10,276
Charged to costs and expenses	11	6,312	6,323
Non-cash items	—	8,039	8,039
Cash payments	(3,631)	(4,309)	(7,940)

Restructuring balance, October 3, 2008	16	16,682	16,698
Charged to costs and expenses	(1)	10,577	10,576
Cash payments	(15)	(4,014)	(4,029)

Restructuring balance, July 3, 2009	$—	$23,245	$23,245

Fiscal 2006 and 2005 Restructuring Actions — During fiscal years 2006 and 2005, the Company announced operating site closures and workforce reductions. In total, the Company notified approximately 385 employees of their involuntary termination. During fiscal 2006 and 2005, the Company recorded total charges of $24.1 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who were offered and accepted relocation assistance. Additionally, the Company recorded charges of $21.3 million relating to the consolidation of certain facilities under non-cancelable leases that were vacated. Restructuring charges in the nine fiscal months ended July 3, 2009 related to the fiscal 2006 and 2005 restructuring actions included $3.7 million due to a decrease in estimated future rental income from sub-tenants resulting from declines in sub lease activity and $0.6 million due to accretion of lease liability.
Activity and liability balances recorded as part of the Fiscal 2006 and 2005 restructuring actions through July 3, 2009 were as follows (in thousands):

Facility
and Other
Restructuring balance, October 3, 2008	$11,037
Charged to costs and expenses	4,317
Cash payments	(1,355)

Restructuring balance, July 3, 2009	$13,999

12. Other (income) expense, net
Other (income) expense, net consists of the following (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Investment and interest income	$(281)	$(1,171)	$(1,589)	$(5,990)
Gain on sale of investments	(1,803)	(145)	(1,856)	(874)
Other-than-temporary impairment of marketable securities and cost based investments	—	—	2,770	—
(Increase) decrease in the fair value of derivative instruments	(1,166)	(1,881)	(1,762)	12,662
Other	(317)	200	(1,018)	968

Other (income) expense, net	$(3,567)	$(2,997)	$(3,455)	$6,766

Other (income), net during the fiscal quarter ended July 3, 2009 was primarily comprised of a $1.8 million gain on sale of equity investments, a $1.2 million increase in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock and $0.3 million of investment and interest income on invested cash balances. Other (income), net during the nine fiscal months ended July 3, 2009 was primarily comprised of a $1.9 million gain on sale of equity investments, a $1.8 million increase in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock, $1.6 million of investment and interest income on invested cash balances and $1.0 million of other gains offset by other-than-temporary impairments of marketable securities and cost method investments of $2.8 million.
Other (income), net during the fiscal quarter ended June 27, 2008 was primarily comprised of a $1.9 million increase in the fair value in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock, $1.2 million of investment and interest income on invested cash balances and a $0.1 million gain on sale of equity investments. Other expense, net during the nine fiscal months ended June 27, 2008 was primarily comprised of a $12.7 million decrease in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock and other expenses of $1.0 million, offset by $6.0 million of investment and interest income on invested cash balances and a $0.9 million gain on sale of equity investments.
13. Related Party Transactions
Mindspeed Technologies, Inc.
As of July 3, 2009, the Company holds a warrant to purchase six million shares of Mindspeed common stock at an exercise price of $17.04 per share exercisable through June 2013. In addition, two members of the Company’s Board of Directors also serve on the Board of Mindspeed. No significant amounts were due to or receivable from Mindspeed at July 3, 2009 or at October 3, 2008.
Lease Agreement — The Company subleases an office building to Mindspeed. Under the sublease agreement, Mindspeed pays amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. During the fiscal quarter and nine fiscal months ended July 3, 2009 and June 27, 2008, the Company recorded income related to the Mindspeed sublease agreement of $0.5 million and $0.6 million, and $1.3 million and $1.9 million, respectively. Additionally, Mindspeed made payments directly to the Company’s landlord totaling $0.9 million and $1.1 million during the fiscal quarter ended July 3, 2009 and June 27, 2008, respectively, and $2.5 million and $2.5 million during the nine fiscal months ended July 3, 2009 and June 27, 2008, respectively.

14. Geographic Information
Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
United States	$715	$2,556	$4,391	$7,070
Other Americas	536	2,128	2,682	7,042

Total Americas	1,251	4,684	7,073	14,112
China	33,522	50,175	97,360	160,923
Taiwan	3,989	4,629	11,041	13,871
Japan	3,075	3,230	8,896	14,078
Malaysia	2,838	1,963	8,006	5,276
Thailand	751	2,138	4,250	8,431
Singapore	3,292	4,673	8,804	21,616
South Korea	1,468	788	3,252	6,160
Other Asia-Pacific	54	107	1,234	290

Total Asia-Pacific	48,989	67,703	142,843	230,645

Europe, Middle East and Africa	604	1,515	2,356	5,632

	$50,844	$73,902	$152,272	$250,389

The Company believes a portion of the products sold to original equipment manufacturers (“OEMs”) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. One distributor accounted for 22% and 20% of net revenues for the fiscal quarter and nine fiscal months ended July 3, 2009, respectively, and 29% and 23% of net revenues for the fiscal quarter and nine fiscal months ended June 27, 2008, respectively. Sales to the Company’s twenty largest customers represented approximately 85% and 76% of net revenues for the fiscal quarter and nine fiscal months ended July 3, 2009, respectively, and approximately 93% and 84% of net revenues for the fiscal quarter and nine fiscal months ended June 27, 2008, respectively.
Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	July 3,	October 3,
	2009	2008
United States	$39,772	$49,240
India	1,329	2,627
Other Asia-Pacific	2,058	4,208
Europe, Middle East and Africa	21	35

	$43,180	$56,110

15. Supplemental Guarantor Financial Information
In November 2006, the Company issued $275.0 million of floating rate senior secured notes due November 2010. The floating rate senior secured notes rank equally in right of payment with all of the Company’s existing and future senior debt and senior to all of its existing and future subordinated debt. The notes are also jointly, severally and unconditionally guaranteed, on a senior basis, by three of the Company’s wholly owned U.S. subsidiaries: Conexant, Inc., Brooktree Broadband Holding, Inc., and Ficon Technology, Inc. (collectively, the “Subsidiary Guarantors”).

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
In lieu of providing separate financial statements for the Subsidiary Guarantors, the Company has included the accompanying condensed consolidating financial statements. These condensed consolidating financial statements are presented on the equity method of accounting. Under this method, the Company’s and Subsidiary Guarantors’ investments in their subsidiaries are recorded at cost and adjusted for their share of the subsidiaries’ cumulative results of operations, capital contributions and distributions and other equity changes. The financial information of the three Subsidiary Guarantors has been combined in the condensed consolidating financial statements.
The following guarantor financial information has been adjusted to reflect the Company’s discontinued operations. See Note 3 for further information regarding the sale of the Company’s BMP product line during fiscal 2008 and the pending sale of the Company’s BBA business.
In addition, subsequent to the issuance of the Company’s condensed consolidated interim financial statements for the fiscal quarter ended June 27, 2008, the Company corrected its guarantor financial information to: (1) properly apply the equity method of accounting and properly allocate amortization of certain intangible assets in its condensed consolidating statements of operations for the fiscal quarter and nine fiscal months ended June 27, 2008; and (2) properly present the results of its intercompany transactions within its condensed consolidating statements of cash flows (as financing activities rather than operating activities) for the nine fiscal months ended June 27, 2008 in accordance with SEC Regulation S-X, Rule 3-10(f).

The following tables present the Company’s condensed consolidating balance sheets as of July 3, 2009 and October 3, 2008 (in thousands):

	July 3, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$94,238	$—	$29,156	$—	$123,394
Restricted cash	6,000	—	8,500	—	14,500
Receivables, net	3,428	169,158	37,160	(169,158)	40,588
Inventories	8,352	—	—	—	8,352
Other current assets	28,181	—	6,125	—	34,306
Current assets held for sale	14,034	—	2,894	—	16,928

Total current assets	154,233	169,158	83,835	(169,158)	238,068
Property and equipment, net	9,157	—	2,918	—	12,075
Goodwill	17,910	89,087	3,097	—	110,094
Intangible assets, net	5,962	—	352	—	6,314
Other assets	31,142	—	2,305	—	33,447
Investments in subsidiaries	274,592	19,851	—	(294,443)	—

Total assets	$492,996	$278,096	$92,507	$(463,601)	$399,998

Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Short-term debt	—	—	30,739	—	30,739
Accounts payable	159,687	—	36,557	(169,158)	27,086
Accrued compensation and benefits	5,415	—	2,655	—	8,070
Other current liabilities	28,613	932	3,242	—	32,787
Current liabilities to be assumed	2,893	—	553	—	3,446

Total current liabilities	196,608	932	73,746	(169,158)	102,128
Long-term debt	391,400	—	—	—	391,400
Other liabilities	66,980	—	1,482	—	68,462

Total liabilities	654,988	932	75,228	(169,158)	561,990
Shareholders’ (deficit) equity	(161,992)	277,164	17,279	(294,443)	(161,992)

Total liabilities and equity (deficit)	$492,996	$278,096	$92,507	$(463,601)	$399,998

	October 3, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$69,738	$—	$36,145	$—	$105,883
Restricted cash	18,000	—	8,800	—	26,800
Receivables	—	169,158	57,584	(177,745)	48,997
Inventories	19,372	—	—	—	19,372
Other current assets	32,998	3	4,937	—	37,938
Current assets held for sale	25,248	—	4,482	—	29,730

Total current assets	165,356	169,161	111,948	(177,745)	268,720
Property and equipment, net	11,292	—	6,118	—	17,410
Goodwill	17,911	89,404	3,097	—	110,412
Intangible assets, net	4,167	5,992	452	—	10,611
Other assets	36,753	—	2,497	—	39,250
Investments in subsidiaries	291,511	19,188	—	(310,699)	—

Total assets	$526,990	$283,745	$124,112	$(488,444)	$446,403

Current liabilities:
Current portion of long-term debt	$17,707	$—	$—	$—	$17,707
Short-term debt	—	—	40,117	—	40,117
Accounts payable	164,057	—	48,582	(177,745)	34,894
Accrued compensation and benefits	10,841	—	2,360	—	13,201
Other current liabilities	39,592	932	2,665	—	43,189
Current liabilities to be assumed	3,135	—	860	—	3,995

Total current liabilities	235,332	932	94,584	(177,745)	153,103
Long-term debt	373,693	—	—	—	373,693
Other liabilities	54,699	—	1,642	—	56,341

Total liabilities	663,724	932	96,226	(177,745)	583,137
Shareholders’ (deficit) equity	(136,734)	282,813	27,886	(310,699)	(136,734)

Total liabilities and equity (deficit)	$526,990	$283,745	$124,112	$(488,444)	$446,403

The following tables present the Company’s condensed consolidating statements of operations for the fiscal quarter ended July 3, 2009 and June 27, 2008 (in thousands):

	Fiscal Quarter Ended July 3, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$44,161	$360	$6,323	$—	$50,844
Cost of goods sold	14,806	—	5,727	—	20,533

Gross margin	29,355	360	596	—	30,311
Operating expenses:
Research and development	12,450	—	—	—	12,450
Selling, general and administrative	13,980	—	833	—	14,813
Amortization of intangible assets	665	—	25	—	690
Special charges	(201)	—	1,261	—	1,060

Total operating expenses	26,894	—	2,119	—	29,013

Operating income (loss)	2,461	360	(1,523)	—	1,298
Equity (loss) in income of subsidiaries	962	1,147	—	(2,109)	—
Interest expense	4,632	—	403	—	5,035
Other income, net	(865)	—	(2,702)	—	(3,567)

(Loss) income from continuing operations before income taxes and loss on equity method investments	(344)	1,507	776	(2,109)	(170)
Provision for income taxes	156	—	20	—	176

(Loss) income from continuing operations before loss on equity method investments	(500)	1,507	756	(2,109)	(346)
Loss on equity method investments	(485)	—	—	—	(485)

(Loss) income from continuing operations	(985)	1,507	756	(2,109)	(831)
Income (loss) from discontinued operations	3,711	—	(154)	—	3,557

Net income (loss)	$2,726	$1,507	$602	$(2,109)	$2,726

	Fiscal Quarter Ended June 27, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$68,763	$1,503	$3,636	$—	$73,902
Cost of goods sold	29,060	—	3,249	—	32,309

Gross margin	39,703	1,503	387	—	41,593
Operating expenses:
Research and development	9,844	—	495	—	10,339
Selling, general and administrative	21,453	—	1,206	—	22,659
Amortization of intangible assets	673	—	26	—	699
Special charges	8,301	—	158	—	8,459

Total operating expenses	40,271	—	1,885	—	42,156

Operating (loss) income	(568)	1,503	(1,498)	—	(563)
(Loss) equity in income of subsidiaries	(88,792)	5,237	—	83,555	—
Interest expense	4,940	—	954	—	5,894
Other expense (income), net	7,618	—	(10,615)	—	(2,997)

(Loss) income from continuting operations before income taxes and gain on equity method investments	(101,918)	6,740	8,163	83,555	(3,460)
Provision for income taxes	(1,679)	—	1,772	—	93

(Loss) income from continuting operations before gain on equity method investments	(100,239)	6,740	6,391	83,555	(3,553)
Gain on equity method investments	53	—	—	—	53

(Loss) income from continuing operations	(100,186)	6,740	6,391	83,555	(3,500)
Loss from discontinued operations	(49,685)	(96,468)	(218)	—	(146,371)

Net (loss) income	$(149,871)	$(89,728)	$6,173	$83,555	$(149,871)

The following tables present the Company’s condensed consolidating statements of operations for the nine fiscal months ended July 3, 2009 and June 27, 2008 (in thousands):

	Nine Fiscal Months Ended July 3, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$136,586	$1,859	$13,827	$—	$152,272
Cost of goods sold	51,709	—	12,700	—	64,409

Gross margin	84,877	1,859	1,127	—	87,863
Operating expenses:
Research and development	38,783	—	—	—	38,783
Selling, general and administrative	46,441	—	3,298	—	49,739
Amortization of intangible assets	2,471	—	76	—	2,547
Gain on sale of intellectual property	(12,858)	—	—	—	(12,858)
Special charges	11,529	—	2,124	—	13,653

Total operating expenses	86,366	—	5,498	—	91,864

Operating (loss) income	(1,489)	1,859	(4,371)	—	(4,001)
(Loss) equity in income of subsidiaries	(807)	663	—	144	—
Interest expense	14,209	—	1,425	—	15,634
Other expense (income), net	5,261	—	(8,716)	—	(3,455)

(Loss) income from continuing operations before income taxes and loss on equity method investments	(21,766)	2,522	2,920	144	(16,180)
Provision for income taxes	(325)	—	1,144	—	819

(Loss) income from continuing operations before loss on equity method investments	(21,441)	2,522	1,776	144	(16,999)
Loss on equity method investments	(2,166)	—	—	—	(2,166)

(Loss) income from continuing operations	(23,607)	2,522	1,776	144	(19,165)
Loss from discontinued operations	(5,112)	(4,302)	(140)	—	(9,554)

Net (loss) income	$(28,719)	$(1,780)	$1,636	$144	$(28,719)

	Nine Fiscal Months Ended June 27, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net revenues	$222,264	$6,726	$21,399	$—	$250,389
Cost of goods sold	83,838	—	19,251	—	103,089

Gross margin	138,426	6,726	2,148	—	147,300
Operating expenses:
Research and development	42,264	—	1,104	—	43,368
Selling, general and administrative	52,371	—	6,362	—	58,733
Amortization of intangible assets	2,193	—	76	—	2,269
Special charges	14,866	—	1,044	—	15,910

Total operating expenses	111,694	—	8,586	—	120,280

Operating income (loss)	26,732	6,726	(6,438)	—	27,020
(Loss) equity in income of subsidiaries	(208,534)	6,564	—	201,970	—
Interest expense	18,298	—	3,524	—	21,822
Other expense (income), net	27,305	—	(20,539)	—	6,766

(Loss) income from continuing operations before income taxes and gain on equity method investments	(227,405)	13,290	10,577	201,970	(1,568)
Provision for income taxes	(2,742)	—	3,104	—	362

(Loss) income from continuing operations before gain on equity method investments	(224,663)	13,290	7,473	201,970	(1,930)
Gain on equity method investments	3,612	—	—	—	3,612

(Loss) income from continuing operations	(221,051)	13,290	7,473	201,970	1,682
Loss from discontinued operations	(80,042)	(222,078)	(655)	—	(302,775)

Net (loss) income	$(301,093)	$(208,788)	$6,818	$201,970	$(301,093)

The following tables present the Company’s condensed consolidating statements of cash flows for the nine fiscal months ended July 3, 2009 and June 27, 2008 (in thousands):

	Nine Fiscal Months Ended July 3, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(13,550)	$4,104	$17,967	$(7,674)	$847
Cash flows from investing activities:
Purchases of property, plant and equipment	(221)	—	(334)	—	(555)
Proceeds from release of escrow	2,075	—	—	—	2,075
Payments for acquisitions	(3,578)	—	—	—	(3,578)
Purchases of accounts receivable	—	—	(188,532)	188,532	—
Proceeds from collection of purchased accounts receivable	—	—	180,858	(180,858)	—
Proceeds from sales of equity securities	2,256	—	—	—	2,256
Release of restricted cash	12,270	—	300	—	12,570
Proceeds from sale of intellectual property, net	14,548	—	—	—	14,548

Net cash provided by (used in) investing activities	27,350	—	(7,708)	7,674	27,316
Cash flows from financing activities:
Repayment of short-term debt, net of expenses	—	—	(10,279)	—	(10,279)
Proceeds from issuance of company stock	28	—	—	—	28
Intercompany, net	11,073	(4,104)	(6,969)	—	—
Interest rate swap security deposit	(437)	—	—	—	(437)
Repayment of shareholder note receivable	36	—	—	—	36

Net cash provided by (used in) financing activities	10,700	(4,104)	(17,248)	—	(10,652)

Net increase (decrease) in cash and cash equivalents	24,500	—	(6,989)	—	17,511
Cash and cash equivalents at beginning of period	69,738	—	36,145	—	105,883

Cash and cash equivalents at end of period	$94,238	$—	$29,156	$—	$123,394

	Nine Fiscal Months Ended June 27, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(35,881)	$3,122	$10,353	$8,987	$(13,419)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,437)	—	(1,803)	—	(4,240)
Proceeds from sale of property, plant and equipment	574	—	8,375	—	8,949
Purchases of equity securites and other assets	(755)	—	—	—	(755)
Purchases of accounts receivable	—	—	(404,533)	404,533	—
Proceeds from collection of purchased accounts receivable	—	—	413,520	(413,520)	—
Increase in restricted cash	(29,000)	—	—	—	(29,000)

Net cash (used in) provided by investing activities	(31,618)	—	15,559	(8,987)	(25,046)
Cash flows from financing activities:
Repayment of short-term debt, net of expenses	—	—	(3,941)	—	(3,941)
Repayment of long-term debt	(53,600)	—	—	—	(53,600)
Intercompany, net	16,341	(3,122)	(13,219)	—	—
Interest rate swap security deposit	(4,250)	—	—	—	(4,250)
Proceeds from common stock	710	—	—	—	710
Proceeds from shareholder loans	25	—	—	—	25

Net cash used in financing activities	(40,774)	(3,122)	(17,160)	—	(61,056)

Net (decrease) increase in cash and cash equivalents	(108,273)	—	8,752	—	(99,521)
Cash and cash equivalents at beginning of period	199,263	—	34,884	—	234,147

Cash and cash equivalents at end of period	$90,990	$—	$43,636	$—	$134,626

16. Subsequent Events
The Company has evaluated events subsequent to July 3, 2009 to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through August 12, 2009, the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements and that the following item represents an event that merits disclosure herein:
On July 22, 2009, the Company received a letter from NXP referring to the April 29, 2008 Asset Purchase Agreement between the Company and NXP, as amended August 8 and September 17, 2008 (collectively, the “Agreement”). NXP seeks indemnification for losses that it asserts it has suffered in connection with the Company’s alleged breach of certain representations and warranties made in the Agreement related to certain parts. NXP asserts that its current estimated losses from the purported defect in such parts amounts to approximately $5.1 million and it has filed a claim against the escrow fund (which consists of $11.0 million) to cover these losses. The Company does not believe that NXP has any substantial claims to the escrowed funds, but there can be no assurances that NXP will not succeed in being indemnified for some or all of its claims (with or without the added expense of litigation). As of August 12, 2009, no amounts have been recorded by the Company related to the claim.

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
Overview
We design, develop and sell semiconductor solutions comprised of silicon, hardware, software, and firmware that are used in imaging, audio video, and various embedded-modem applications. Our products and technology are used in a wide range of consumer electronics devices. In our imaging business, our solutions are used in single- and multi-function printers, facsimile machines, and photo printers. We also offer system-on-chip solutions for products that integrate Internet connectivity and touch-screen technology, and are used in a broad range of video, audio, telephony, and digital signage applications. Examples of these products include digital photo frames, speakerphones, VoIP phones, point-of-sale terminals, and home automation, security, and monitoring systems. Our audio solutions are targeted at products including personal computers, PC peripheral sound systems, notebook docking stations, VoIP speakerphones, intercom, door phone, and surveillance applications. Our video product offering is comprised of decoders and media bridges for video surveillance and security applications, and system solutions for analog video-based multimedia applications. The Company’s embedded-modem solutions are targeted at desktop and notebook PCs, set-top boxes, point-of-sale systems, home automation and security systems, and other industrial applications.
We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (“OEMs”) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 36% and 30% of our net revenues in the fiscal quarter and nine fiscal months ended July 3, 2009, respectively, compared to 40% and 34% of our net revenues in the fiscal quarter and nine fiscal months ended June 27, 2008, respectively. One distributor accounted for 22% and 29% of net revenues for the fiscal quarter ended July 3, 2009 and June 27, 2008, respectively. The same distributor accounted for 20% and 23% of net revenues for the nine fiscal months ended July 3, 2009 and June 27, 2008, respectively. Our top 20 customers accounted for approximately 85% and 93% of net revenues for the fiscal quarter ended July 3, 2009 and June 27, 2008, respectively, and 76% and 84% of net revenues for the nine fiscal months ended July 3, 2009 and June 27, 2008, respectively. Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe (including the Middle East and Africa) were 3%, 96% and 1%, respectively, of our net revenues for the fiscal quarter ended July 3, 2009 and were 6%, 92% and 2%, respectively, of our net revenues for the fiscal quarter ended June 27, 2008. Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe (including the Middle East and Africa) were 5%, 94% and 1%, respectively, of our net revenues for the nine fiscal months ended July 3, 2009 and were 6%, 92% and 2%, respectively, of our net revenues for the nine fiscal months ended June 27, 2008. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
Critical Accounting Policies
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, revenues and expenses during the periods reported and related disclosures. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 36-48 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual

Report on Form 10-K for the fiscal year ended October 3, 2008. Management believes that at July 3, 2009, there has been no material change to this information.
Goodwill Impairment Testing
Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. We have determined that substantially all of the goodwill reported on our balance sheet is attributable to the IPM reporting unit and, accordingly, the IPM reporting unit is the primary focus of our goodwill impairment testing. Due to global and domestic economic concerns emerging in the first quarter of fiscal 2009, IPM experienced revenue declines and we anticipated these declines would carry into the second quarter of fiscal 2009. These economic influences resulted in an interim goodwill impairment analysis of the IPM reporting unit in the first quarter of fiscal 2009.
We assess the fair value of our reporting units for purposes of goodwill impairment testing based upon a weighted average of a Discounted Cash Flow (“DCF”) analysis under the income approach, and a market multiple analysis under the market approach. The resulting fair value of the reporting unit is then compared to the carrying amounts of the net assets of the reporting unit, including goodwill. Carrying amounts of the reporting units are based upon a combination of specifically-identified assets and liabilities allocations using guidance outlined in paragraphs 32 and 34 of SFAS No. 142.
Discounted Cash Flow Analysis: Our DCF analysis reflects Company-prepared forecasts of cash flows discounted to present value at a discount rate commensurate with our assessment of relative risk, including information from a number of market-based sources. Management prepares long-range plans (“LRPs”) for the reporting units. These forecasts give consideration to anticipated revenue fluctuations. In the first quarter of fiscal 2009, IPM experienced revenue declines and we expected that these declines would carry into the second quarter of fiscal 2009. The forecast, therefore, reflected our expectations based on current and anticipated market conditions. We adjusted the revenue forecasts downward to reflect the anticipated impact of the current economic conditions and the Company’s assessment of those factors on current revenue levels and anticipated recovery in future years.
We apply a discount rate to the LRPs which represents the combined impact of industry-level weighted average cost of capital adjusted for the return that both debt and equity investors would require for an investment in the entire company compared to our peers after considering such factors as the stage of development for our products and market entrance capabilities and the relative risk of our business unit. For the first quarter of fiscal 2009, we used a discount rate of 23% to calculate the present value of the related cash flows compared to a 20% discount rate applied for the annual goodwill analysis completed in the fourth quarter of fiscal 2008. The increase in discount rate reflected our views regarding future economic uncertainty as of the first quarter of fiscal 2009.
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
Interim Goodwill Test: Our IPM business unit accounted for approximately 57% of the Company’s total revenues in the first quarter of fiscal 2009 and was associated with $110 million of goodwill as of January 2, 2009. Overall financial performance declines in the first quarter of fiscal 2009 resulted in an interim test for goodwill impairment. Based upon the results of the testing for the quarter ended January 2, 2009, the Company determined that despite recent declines in the IPM business unit of 21%, performance levels remain sufficient to support the current IPM related goodwill. The Company’s fair value methods used for purposes of the goodwill impairment tests incorporated the valuation techniques discussed above. Based upon the assumptions discussed above for the annual goodwill impairment testing performed in the fourth quarter of fiscal 2008 and the interim goodwill impairment testing performed in the first fiscal quarter of 2009, the current IPM performance levels are substantially above those which would result in a possible impairment. If all other variables considered in the IPM goodwill evaluation remained constant, IPM performance declines of greater than 50% from current and projected cash flows levels would be necessary to result in a potential impairment of IPM goodwill. During the third fiscal quarter of 2009, we determined based on current IPM business forecasts there were no indicators of impairment and therefore no interim goodwill impairment analysis was considered necessary for the third fiscal quarter of 2009.
Business Enterprise Segments — The Company operates in one reportable segment, broadband communications. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for the way that public business enterprises report information about operating segments in its condensed consolidated financial statements. Pending the completion of the sale of the Company’s Broadband Access Products (“BBA”) operating segment, the results of which have been classified in discontinued operations, the Company’s has one remaining operating segment, Imaging and PC Media (“IPM”). The IPM operating segment, comprised of one reporting unit, was identified based upon the availability of discrete financial information and the chief operating decision maker’s regular review of the financial information for this reporting unit. The Company evaluated this reporting unit for components and noted that there are none below the IPM reporting unit.
Sale of Broadband Media Processing Business
In early fiscal 2008, we decided to discontinue our investments in stand-alone wireless networking products and technologies. As a result, we moved gateway-oriented embedded wireless networking products and technologies, which enable and support our DSL gateway solutions, into our BBA product line beginning in fiscal 2008. In August 2008, we completed the sale of our Broadband Media Processing (“BMP”) product lines to NXP B.V. (“NXP”). As a result, the revenues generated by sales of BMP products have been reported as discontinued operations for all periods presented.
Sale of Broadband Access Products Business
On April 21, 2009, we entered into an Asset Purchase Agreement with Ikanos Communications, Inc. (“Ikanos”), pursuant to which Ikanos has agreed to acquire certain assets related to our BBA business. Assets to be sold pursuant to the agreement include, among other things, specified intellectual property, inventory, contracts and tangible assets. Ikanos has agreed to assume certain liabilities, including obligations under transferred contracts and certain employee-related liabilities. Under the terms of the agreement, Ikanos will pay to us an aggregate of $54 million upon the closing of the transaction, of which $6.75 million will be deposited into an escrow account. The escrow account will remain in place for twelve months following the closing to satisfy potential indemnification claims by Ikanos. The closing is subject to various conditions, including, among other things, the closing of an equity investment in Ikanos by Tallwood III, L.P., Tallwood III Partners, L.P., Tallwood III Associates, L.P. and Tallwood III Annex, L.P. pursuant to a separate Securities Purchase Agreement, and the receipt of certain third party consents. Upon the closing, we have also agreed to enter into an Intellectual Property License Agreement pursuant to which we will obtain a license with respect to certain technology assets sold to Ikanos and Ikanos will obtain a license with respect to certain technology assets that we will retain. The sale transaction is expected to be completed during our fourth fiscal quarter ending October 2, 2009. Following the completion of the transaction, we will no longer generate revenues from sales of BBA products nor incur related costs. The operating results from the BBA business have been classified as discontinued operations for all periods presented.
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
Prior to the fourth quarter of fiscal 2008, revenue with respect to sales to certain distributors was deferred until the products were sold by the distributors to third parties. During the fourth fiscal quarter ended October 3, 2008, we evaluated three distributors for which revenue has historically been recognized upon the distributor’s sale of the purchased products to a third party due to our inability in prior years to enforce the contractual terms related to any right of return. Our evaluation revealed that we are able to enforce the contractual right of return for the three distributors in an effective manner, similar to that experienced with the other distributor customers. As a result, in the fourth quarter of fiscal 2008, we commenced the recognition of revenue on these three distributors upon shipment, which is consistent with the revenue recognition point of other distributor customers. At July 3, 2009 and October 3, 2008, there was no significant deferred revenue related to sales to our distributors.
Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. At July 3, 2009, there was no deferred revenue. At October 3, 2008, deferred revenue related to shipments of products for which the Company had on-going performance obligations was $0.2 million.
Our net revenues decreased 31% to $50.8 million in the fiscal quarter ended July 3, 2009 from $73.9 million in the fiscal quarter ended June 27, 2008. This decline was driven by a 14% decrease in unit volume shipments and a 20% decrease in average selling prices (“ASPs”). The revenue decreases are primarily attributable to our personal computer modem business, due to deteriorating global economic conditions and the modem de-bundling trend in the computer segment, and to our legacy wireless components business.
Our net revenues decreased 39% to $152.3 million in the nine fiscal months ended July 3, 2009 from $250.4 million in the nine fiscal months ended June 27, 2008. The nine fiscal months ended June 27, 2008 included approximately $14.7 million of non-recurring revenue from the buyout of a future royalty stream. The decline in net revenues, excluding the impact of the non-recurring revenue, was driven by a 26% decrease in unit volume shipments and an 13% decrease in ASPs. The revenue decreases are primarily attributable to the global economic recession and the modem de-bundling trend in the computer segment, and to our legacy wireless components business.
The global economic recession severely dampened semiconductor industry sales in the first nine fiscal months of fiscal 2009. Weakening demand for the major drivers of semiconductor sales, which includes automotive products, personal computers, cell phones, and corporate information technology products, resulted in a sharp drop in semiconductor industry sales. More than 50% of semiconductor demand and the fortunes of the semiconductor industry are increasingly linked to macroeconomic conditions such as gross domestic product, consumer confidence, and disposable income. Demand for all of our products has experienced significant decline in line with the industry decline. Revenues in the nine fiscal months ended July 3, 2009 were lower compared to the nine fiscal months ended June 27, 2008 as a result of the effects of the overall economic environment. Facing these challenges, the Company has been working to reduce operating costs and actively manage working capital, while continuing to focus on delivering innovative products to gain market share. Management believes it reached the bottom of its revenue cycle in the fiscal quarter ended April 3, 2009 and sees signs of market stabilization, evidenced by stronger quarter-over-quarter orders, that support this belief.

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
Our gross margin percentage for the fiscal quarter ended July 3, 2009 was 59.6% compared with 56.3% for the fiscal quarter ended June 27, 2008. The 3.3 point gross margin percentage increase in the fiscal quarter ended July 3, 2009 is primarily attributable to lower manufacturing costs and lower excess inventory provisions related to improvement in inventory turnover management.
Our gross margin percentage for the nine fiscal months ended July 3, 2009 was 57.7% compared with 58.8% for the nine fiscal months ended June 27, 2008. Our gross margin percentage for the nine fiscal months ended June 27, 2008 included a $14.7 million royalty buy-out, which contributed 2.5% to our gross margin percentage for the nine fiscal months ended June 27, 2008. The remaining gross margin percentage increase in the nine fiscal months ended July 3, 2009 is primarily attributable to a shift in product mix and lower manufacturing costs.
We assess the recoverability of our inventories on a quarterly basis through a review of inventory levels in relation to foreseeable demand, generally over the following twelve months. Foreseeable demand is based upon available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect will not be sold. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During the fiscal quarter and nine fiscal months ended July 3, 2009, we recorded $0.2 million of net charges and $0.03 million of net credits, respectively for excess and obsolete (“E&O”) inventory. During the fiscal quarter and nine fiscal months ended June 27, 2008, we recorded $1.5 million and $4.9 million, respectively, of net charges of E&O inventory. Activity in our E&O inventory reserves for the applicable periods in fiscal 2009 and 2008 was as follows (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
E&O reserves at beginning of period	$9,193	$13,884	$12,579	$11,986
Additions	634	1,845	1,949	6,173
Release upon sales of product	(399)	(338)	(1,978)	(1,274)
Scrap	(1,537)	(1,610)	(4,564)	(3,023)
Standards adjustments and other	25	(958)	(70)	(1,039)

E&O reserves at end of period	$7,916	$12,823	$7,916	$12,823

We review our E&O inventory balances at the product line level on a quarterly basis and regularly evaluate the disposition of all E&O inventory products. It is possible that some of these reserved products will be sold, which will benefit our gross margin in the period sold. During the fiscal quarter ended July 3, 2009 and June 27, 2008, we sold $0.4 million and $0.3 million, respectively, of reserved products. During the nine fiscal months ended July 3, 2009 and June 27, 2008, we sold $2.0 million and $1.3 million, respectively, of reserved products.
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
On a quarterly basis, we also assess the net realizable value of our inventories. When the estimated ASP, less costs to sell our inventory, falls below our inventory cost, we adjust our inventory to its current estimated market value. During the fiscal quarter and nine fiscal months ended July 3, 2009 and June 27, 2008, credits to adjust certain products to their estimated market values were immaterial. Increases to the lower of cost or market inventory reserves may be required based upon actual ASPs and changes to our current estimates, which would impact our gross margin percentage in future periods.
Research and Development
Our research and development (“R&D”) expenses consist principally of direct personnel costs to develop new semiconductor products, allocated indirect costs of the R&D function, photo mask and other costs for pre-production evaluation and testing of new devices, and design and test tool costs. Our R&D expenses also include the costs for design automation advanced package development and non-cash stock-based compensation charges for R&D personnel.
R&D expense increased $2.1 million, or 20%, in the fiscal quarter ended July 3, 2009 compared to the fiscal quarter ended June 27, 2008. The increase is due primarily to our acquisition of the Sigmatel imaging product line and engineering team and our continued investment in our product roadmap and innovation.
R&D expense decreased $4.6 million, or 11%, in the nine fiscal months ended July 3, 2009 compared to the nine fiscal months ended June 27, 2008. The decrease is due to lower non-cash stock compensation of $1.3 million and a correcting adjustment of $1.4 million in the nine fiscal months ended June 27, 2008, representing the unamortized portion of the capitalized photo mask costs as of September 29, 2007. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of APB 28, paragraph 29, and SAB Nos. 99 and 108, we believe that this correcting adjustment is not material to our full year results for fiscal 2008. In addition, we do not believe the correcting adjustment is material to the amounts reported in previous periods.
Selling, General and Administrative
Our selling, general and administrative (“SG&A”) expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Our SG&A expenses also include costs of corporate functions including legal, accounting, treasury, human resources, customer service, sales, marketing, field application engineering, allocated indirect costs of the SG&A function, and non-cash stock-based compensation charges for SG&A personnel.
SG&A expense decreased $7.8 million, or 35%, in the fiscal quarter ended July 3, 2009 compared to the fiscal quarter ended June 27, 2008. The decrease is primarily due to a 29% decline in SG&A headcount from March 2008 to June 2009, as well as restructuring measures and other cost cutting efforts and a decrease in non-cash stock compensation expense of $4.5 million.
SG&A expense decreased $9.0 million, or 15%, in the nine fiscal months ended July 3, 2009 compared to the nine fiscal months ended June 27, 2008. The decrease is primarily due to a 29% decline in SG&A headcount from March 2008 to June 2009, as well as restructuring measures and other cost cutting efforts and a decrease in non-cash stock compensation expense of $4.4 million.

Amortization of Intangible Assets
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average period of approximately two years.
Amortization expense decreased by less than $0.1 million, or 1%, in the fiscal quarter ended July 3, 2009 compared to the fiscal quarter ended June 27, 2008.
Amortization expense increased $0.3 million, or 12%, in the nine fiscal months ended July 3, 2009 compared to the nine fiscal months ended June 27, 2008.
Gain on Sale of Intellectual Property
In October 2008, the Company sold a portfolio of patents including patents related to its prior wireless networking technology to a third party for cash of $14.5 million, net of costs, and recognized a gain of $12.9 million on the transaction during the nine fiscal months ended July 3, 2009. In accordance with the terms of the agreement with the third party, the Company retains a cross-license to this portfolio of patents.
Special Charges
For the fiscal quarter ended July 3, 2009, special charges consisted primarily of $0.5 million of restructuring charges related to workforce reductions implemented during and $0.5 million related to accretion of lease liability. For the nine fiscal months ended July 3, 2009, special charges of $13.7 million consisted primarily of restructuring charges of $2.7 million related to workforce reductions, $6.9 million related to revised sublease assumptions and accretion of lease liability associated with vacated facilities, a $3.7 million charge for a legal settlement (See Note 6 in the Notes to Condensed Consolidated Financial Statements included herein) and $0.4 million of loss on disposal of property, plant and equipment. For the fiscal quarter and nine fiscal months ended June 27, 2008, special charges of $8.5 million and $15.9 million, respectively, consisted primarily of restructuring charges and a $6.3 million charge related to the termination of our voluntary early retirement plan.
Interest Expense
Interest expense decreased $0.9 million, or 15%, in the fiscal quarter ended July 3, 2009 compared to the fiscal quarter ended June 27, 2008. The decrease is primarily attributable to the repurchase of $53.6 million and $80.0 million of our senior secured notes in September 2008, respectively, debt refinancing activities implemented in fiscal 2007, and declines in interest rates on our variable rate debt.
Interest expense decreased $6.2 million, or 28%, in the nine fiscal months ended July 3, 2009 compared to the nine fiscal months ended June 27, 2008. The decrease is primarily attributable to the repurchase of $53.6 million and $80.0 million of our senior secured notes in March and September 2008, respectively, debt refinancing activities implemented in fiscal 2007, and declines in interest rates on our variable rate debt.

Other (income) expense, net
Other (income) expense, net consists of the following (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Investment and interest income	$(281)	$(1,171)	$(1,589)	$(5,990)
Gain on sale of investments	(1,803)	(145)	(1,856)	(874)
Other-than-temporary impairment of marketable securities and cost based investments	—	—	2,770	—
(Increase) decrease in the fair value of derivative instruments	(1,166)	(1,881)	(1,762)	12,662
Other	(317)	200	(1,018)	968

Other (income) expense, net	$(3,567)	$(2,997)	$(3,455)	$6,766

Other (income), net during the fiscal quarter ended July 3, 2009 was primarily comprised of a $1.8 million gain on sale of equity investments, a $1.2 million increase in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock and $0.3 million of investment and interest income on invested cash balances. Other (income), net during the nine fiscal months ended July 3, 2009 was primarily comprised of a $1.9 million gain on sale of equity investments, a $1.8 million increase in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock, $1.6 million of investment and interest income on invested cash balances and $1.0 million of other gains offset by other-than-temporary impairments of marketable securities and cost method investments of $2.8 million.
Other (income), net during the fiscal quarter ended June 27, 2008 was primarily comprised of a $1.9 million increase in the fair value in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock, $1.2 million of investment and interest income on invested cash balances and a $0.1 million gain on sale of equity investments. Other expense, net during the nine fiscal months ended June 27, 2008 was primarily comprised of a $12.7 million decrease in the fair value of the Company’s warrant to purchase six million shares of Mindspeed common stock and other expenses of $1.0 million, offset by $6.0 million of investment and interest income on invested cash balances and a $0.9 million gain on sale of equity investments.
Provision for Income Taxes
We recorded a tax provision of $0.2 million and $0.8 million for the fiscal quarter and nine fiscal months ended July 3, 2009, as compared to $0.1 million and $0.4 million for the fiscal quarter and nine fiscal months ended June 27, 2008, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, proceeds from the sale of non-core assets, our operating cash flow and borrowings under our credit facility. In addition, additional financing may be available to the Company through a shelf registration statement the Company filed in July 2009, which registered shares of our common stock, preferred stock, warrants to purchase common stock and/or preferred stock, and units consisting of two or more of these classes or series of securities. We may sell any combination of these securities in one or more offerings, over a period of up to 3 years, up to an aggregate offering price of $20,000,000, on terms to be determined at the time of offering.
We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital needs for at least the next twelve months. However, additional operating losses or lower than expected product sales will adversely affect our cash flow and financial condition and could impair our ability to satisfy our indebtedness obligations as such obligations come due.
Recent tightening of the credit markets and unfavorable economic conditions has led to a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets. In addition, if the economy or markets in which we operate continue to be subject to adverse economic conditions, our business, financial condition, cash flow and results of operations will be adversely affected. If the credit markets remain difficult to access or worsen or our performance is unfavorable due to economic conditions or for any other reasons, we may not be able to obtain sufficient capital to repay amounts due under (i) our credit facility expiring November 2009, (ii) our $141.4 million floating rate senior secured notes when they become due in November 2010 or earlier as a result of a mandatory offer to repurchase, and (iii) our $250.0 million convertible subordinated notes when they become due in March 2026 or earlier as a result of the mandatory repurchase requirements. The first mandatory repurchase date for our convertible subordinated notes is March 1, 2011. In the event we are unable to satisfy or refinance our debt obligations as the obligations are required to be paid, we will be required to consider strategic and other alternatives, including, among other things, the sale of assets to generate funds, the negotiation of revised terms of our indebtedness, and the exchange of new securities for existing indebtedness obligations. We have retained financial advisors to assist us in considering these strategic, restructuring or other alternatives. There is no assurance that we would be successful in completing any of these alternatives. Further, we may not be able to refinance any portion of this debt on favorable terms or at all. Our failure to satisfy or refinance any of our indebtedness obligations as they come due, including through an exchange of new securities for existing indebtedness obligations, would result in a cross default and potential acceleration of our remaining indebtedness obligations, would have a material adverse effect on our business, and could potentially force us to restructure our indebtedness through a filing under the U.S. Bankruptcy Code.
Our cash and cash equivalents increased $17.5 million between October 3, 2008 and July 3, 2009. The increase was primarily due to $14.5 million in net cash proceeds from the sale of intellectual property related to our prior wireless networking technology plus $12.6 million released from standby letters of credit, $2.3 million from sales of equity securities and $2.1 million release of escrow funds, offset by $10.3 million of net repayments on the credit facility and payments for acquisitions of $3.6 million.
At July 3, 2009, we had a total of $250.0 million aggregate principal amount of convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
At July 3, 2009, we also had a total of $141.4 million aggregate principal amount of floating rate senior secured notes outstanding. These notes are due in November 2010, but we are required to offer to repurchase, for cash, the notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our investment in Jazz Semiconductor, Inc. (“Jazz”) in February 2007 and the sale of two other equity investments in April 2007 qualified as asset dispositions requiring us to make offers to repurchase a portion of the notes no later than 361 days following the asset dispositions. Based on the proceeds received from these asset dispositions and our cash investments in assets (other than current assets) related to our business made within 360 days following the asset dispositions, we were required to make an offer to repurchase not more than $53.6 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest in February 2008. As a result of 100% acceptance of the offer by our bondholders, $53.6 million of the senior secured notes were repurchased during the second quarter of fiscal 2008. We recorded a pretax loss on debt repurchase of $1.4 million during the second quarter of fiscal 2008, which included the write-off of deferred debt issuance costs.
Following the sale of the BMP business unit, we made an offer to repurchase $80.0 million of the senior secured notes at 100% of the principal amount plus any accrued and unpaid interest in September 2008. As a result of the 100% acceptance of the offer by our bondholders, $80.0 million of the senior secured notes were repurchased during the fourth quarter of fiscal 2008. We recorded a pretax loss on debt repurchase of $1.6 million during the fourth quarter of fiscal 2008, which included the write-off of deferred debt issuance costs. The pretax loss on debt repurchase of $1.6 million has been included in net loss from discontinued operations. During the nine fiscal months ended July 3, 2009, we did not have sufficient additional asset dispositions to trigger another required repurchase offer.
We also have a $50.0 million credit facility with a bank, under which we had borrowed $30.7 million as of July 3, 2009. The term of this credit facility has been extended through November 27, 2009, and the facility remains subject to additional 364-day extensions at the discretion of the bank. At July 3, 2009, we were in compliance with all required debt covenants.

Cash flows are as follows (in thousands):

	Nine Fiscal Months Ended
	July 3,	June 27,
	2009	2008
Net cash provided by (used in) operating activities	$682	$(13,419)
Net cash provided by (used in) investing activities	27,481	(25,046)
Net cash used in financing activities	(10,652)	(61,056)

Net increase (decrease) in cash and cash equivalents	$17,511	$(99,521)

Cash provided by operating activities was $0.7 million for the nine fiscal months ended July 3, 2009 compared to cash used in operations of $13.4 million for the nine fiscal months ended June 27, 2008. Cash provided by operating activities during the nine fiscal months ended July 3, 2009 is net of $18.8 million in working capital improvements (accounts receivable, inventories and accounts payable). The cash generated from working capital was primarily driven by an $8.4 million decrease in accounts receivable and an $11.0 million decrease in inventory levels due to the overall lower business volumes and the general economic downturn.
Cash provided by investing activities was $27.5 million for the nine fiscal months ended July 3, 2009 compared to cash used in investing activities of $25.0 million for the nine fiscal months ended June 27, 2008. In the nine fiscal months ended July 3, 2009, we sold intellectual property for net proceeds of $14.5 million related to our prior wireless networking technology and $12.6 million of restricted cash was released associated with standby letters of credit. These cash inflows were partially offset by payments for acquisitions of $3.6 million. Cash used by investing activities in the nine fiscal months ended June 27, 2008 consisted primarily of deposits of restricted cash of $29 million, purchases of property, plant and equipment of $4.2 million offset by proceeds from sales of property, plant and equipment of $8.9 million.
Cash used in financing activities was $10.7 million for the nine fiscal months ended July 3, 2009 compared to $61.1 million for the nine fiscal months ended June 27, 2008. Cash used in the nine fiscal months ended July 3, 2009 was primarily repayments of short-term debt. Cash used in the nine fiscal months ended June 27, 2008 consisted primarily of repurchase of our senior secured notes and repayments of short-term debt.
Contractual Obligations
There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 3, 2008. For a summary of the contractual commitments at October 3, 2008, see Part II, Item 7, page 36 in our 2008 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with our spin-off from Rockwell International Corporation (“Rockwell”), we assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with our contribution of certain of our manufacturing operations to Jazz, we agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the Company’s sale of the BMP business to NXP, the Company agreed to indemnify NXP for certain claims related to the transaction. In connection with the sales of our products, we provide intellectual property indemnities to our customers. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware.
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
As of July 3, 2009 and October 3, 2008, the Company had one irrevocable stand-by letter of credit outstanding. As of July 3, 2009 and October 3, 2008, the irrevocable stand-by letter of credit was collateralized by restricted cash balances of $6.0 million and $18.0 million, respectively, to secure inventory purchases from a vendor. The letter of credit expires on August 31, 2009. The restricted cash balance securing the letter of credit is classified as current restricted cash on the condensed consolidated balance sheets. In addition, the Company has other outstanding letters of credit collateralized by restricted cash aggregating $6.5 million to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the condensed consolidated balance sheets.
Special Purpose Entities
We have one special purpose entity (“SPE”), Conexant USA, LLC, which was formed in September 2005 in anticipation of establishing the credit facility. This special purpose entity is a wholly-owned, consolidated subsidiary of ours. Conexant USA, LLC is not permitted, nor may its assets be used, to guarantee or satisfy any of our obligations or those of our subsidiaries.
On November 29, 2005, we established an accounts receivable financing facility whereby we will sell, from time to time, certain insured accounts receivable to Conexant USA, LLC, and Conexant USA, LLC entered into a revolving credit agreement with a bank that is secured by the assets of the special purpose entity. The revolving credit facility currently matures on November 27, 2009 and is subject to annual renewal. Our borrowing limit on the revolving credit agreement is $50.0 million, of which $30.7 million was outstanding at July 3, 2009.
Recently Adopted Accounting Pronouncements
On January 3, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires expanded disclosures regarding the location and amount of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. As a result of the adoption of SFAS No. 161, the Company expanded its disclosures regarding its derivative instruments. See Note 2—Basis of Presentation and Significant Accounting Policies, Note 4—Fair Value of Certain Financial Assets and Liabilities, and Note 5—Supplemental Financial Information in the Notes to Condensed Consolidated Financial Statements included herein.
On January 3, 2009, the Company adopted FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP 140-4 and FIN 46(R)-8”). FSP 140-4 and FIN 46(R)-8 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (“non-transferor”) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (non-transferor) of financial assets to the qualifying SPE. The adoption of FSP 140-4 and FIN 46(R)-8 did not have an impact on the Company’s condensed consolidated financial statements because the Company does not have a variable interest in a variable interest entity or in its SPE.
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
In accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), the Company elected to defer until October 3, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
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
On April 4, 2009, the Company adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107 and APB 28-1”), which enhanced the disclosure of instruments under the scope of SFAS No. 157. The Company’s adoption of FSP 107-1 and APB 28-1did not have a material impact on its financial position, results of operations or liquidity.
On April 4, 2009, the Company adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. The Company’s adoption of FSP 157-4 did not have a material impact on its financial position, results of operations or liquidity.
On April 4, 2009, the Company adopted SFAS No. 165, “Subsequent Events”(“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular SFAS No. 165 sets forth:
1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.
2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The Company’s adoption of SFAS No. 165 did not have a material impact on its financial position, results of operations or liquidity.
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The Company will adopt SFAS No. 141R in the first quarter of fiscal 2010 and it will apply prospectively to business combinations completed on or after that date.
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
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other US GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2010. The Company is currently evaluating the impact of adopting FSP 142-3 on its condensed consolidated financial statements.
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Based on its initial analysis, the Company expects that the adoption of FSP APB 14-1 will result in an increase in the interest expense recognized on its convertible subordinated notes. See Note 5 in the Notes to Condensed Consolidated Financial Statements included herein for further information on long-term debt.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets"(“SFAS No. 166”), an amendment of SFAS No. 140. SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 166 would have on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”(“SFAS No. 167”). SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities. SFAS No. 167 will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. The Company does not believe that adoption of SFAS No. 167 will have a material impact on its financial position and results of operations.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial standards in conformity with US GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. SFAS No. 168 will be effective for financial statements issued by the Company for interim and annual periods after September 15, 2009. On the effective date of SFAS No. 168, all then-existing non-SEC accounting and reporting standards are superseded, with the exception of certain promulgations listed in SFAS No. 168. The Company currently anticipates that the adoption of SFAS No. 168 will have no effect on its condensed consolidated financial statements as the purpose of the Codification is not to create new accounting and reporting guidance. Rather, the Codification is meant to simplify user access to all authoritative US GAAP. References to US GAAP in the Company’s published financial statements will be updated, as appropriate, to cite the Codification following the effective date of SFAS No. 168.
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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 3, 2009, the carrying value of our cash and cash equivalents approximated fair value.
We hold a warrant to purchase six million shares of Mindspeed common stock at an exercise price of $17.04 per share through June 2013. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed common stock. As of July 3, 2009, a 10% decrease in the market price of Mindspeed common stock would result in a decrease of $0.4 million in the fair value of this warrant. At July 3, 2009, the market price of Mindspeed common stock was $2.06 per share. During the fiscal quarter ended July 3, 2009, the market price of Mindspeed common stock ranged from a low of $1.50 per share to a high of $2.45 per share.
Our short-term debt consists of borrowings under a 364-day credit facility. Interest related to our short-term debt is at 7-day LIBOR plus 1.25%, which is reset weekly and was approximately 1.54% at July 3, 2009. In connection with our extension of the term of this credit facility through November 27, 2009, the interest rate applied to our borrowings under the facility increased from 7-day LIBOR plus 0.6% to 7-day LIBOR plus 1.25%. We do not believe our short-term debt is subject to significant market risk.
Our long-term debt consists of convertible subordinated notes with interest at fixed rates and floating rate senior secured notes. Interest related to our floating rate senior secured notes is at three-month LIBOR plus 3.75%, which is reset quarterly and was approximately 4.63% at July 3, 2009. At July 3, 2009, we were party to two interest rate swap agreements for a combined notional amount of $100 million to eliminate interest rate risk on $100 million of our floating rate senior secured notes due 2010. Under the terms of the swaps, we will pay a fixed rate of 2.98% and receive a floating rate equal to three-month LIBOR, which will offset the floating rate paid on the notes. The fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

The following table shows the fair values of our financial instruments as of July 3, 2009 (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$123,394	$123,394
Restricted cash	14,500	14,500
Other equity securities	5,446	5,446
Mindspeed warrant	2,307	2,307
Long-term restricted cash	6,489	6,489
Short-term debt	30,739	30,739
Interest rate swap financial instruments	2,754	2,754
Long-term debt: senior secured notes	141,400	140,075
Long-term debt: convertible subordinated notes	250,000	107,813
Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future.
Approximately $23.0 million of our $123.4 million of cash and cash equivalents at July 3, 2009 was located in foreign countries where we conduct business, including approximately $17.5 million in India and $3.1 million in China. These amounts are not freely available for dividend repatriation to the United States without the imposition and payment, where applicable, of local taxes. Further, the repatriation of these funds is subject to compliance with applicable local government laws and regulations, and in some cases, requires governmental consent, including in India and China. Our inability to repatriate these funds quickly and without any required governmental consents may limit the resources available to us to fund our operations in the United States and other locations or to pay indebtedness.
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
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
IPO Litigation — In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleges that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated for purposes of discovery and other pretrial proceedings with class actions against approximately 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000.  On June 10, 2009 the court gave preliminary approval to a proposed settlement of the consolidated class actions.  For purposes of the settlement, the plaintiff class would not include certain institutions allocated shares from the “institutional pots” in any of the public offerings at issue in the consolidated class actions and persons associated with those institutions.  The court has scheduled a hearing for September 10, 2009, to determine whether the settlement should be approved finally.  If the settlement is approved, the Company anticipates that the GlobeSpan, Inc. defendants’ share of the cost of the settlement will be paid by GlobeSpan, Inc.’s insurers.  The Company has not recorded any special charges with respect to this litigation.
Class Action Suit — In February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiffs filed an amended complaint on August 11, 2005. The amended complaint alleged that the plaintiffs lost money in the Plan due to (i) poor Company merger-related performance, (ii) misleading disclosures by the Company regarding the merger, (iii) breaches of fiduciary duty regarding management of Plan assets, (iv) being encouraged to invest in Conexant Stock Fund, (v) being unable to diversify out of said fund and (vi) having the Company make its matching contributions in said fund. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiffs responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. The plaintiffs filed a notice of appeal on April 17, 2006. The appellate argument was held on April 19, 2007. On July 31, 2007, the Third Circuit Court of Appeals vacated the District Court’s order dismissing plaintiffs’ complaint and remanded the case for further proceedings. On August 27, 2008, the motion to dismiss was granted in part and denied in part. The judge left in claims against all of the individual defendants as well as against the Company. In January 2009, the Company and the plaintiffs agreed in principle to settle all outstanding claims in the litigation for $3.25 million. On May 21, 2009, plaintiff’s attorneys filed with the District Court a motion asking the court to grant its preliminary approval of the proposed settlement and set a date for a final hearing on the settlement, after notice to the class, the obtaining of an allocation of the dollar recovery, and certain other preconditions set forth in the settlement agreement. By order dated June 18, 2009, the District Court granted preliminary approval of the proposed settlement and set September 11, 2009 as the date of the final Settlement Fairness hearing.  The Company recorded a special charge of $3.7 million in the first fiscal quarter of 2009 to cover this settlement and any associated costs.
ITEM 1A. RISK FACTORS
Our business, financial condition and results of operations can be impacted by a number of risk factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could materially and adversely affect our business, financial condition, and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities.
We have updated the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended October 3, 2008, as set forth below. Other than the first, second, fifth and twenty-sixth risk factors below we do not believe any of the updates constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended October 3, 2008.
If our sale of the Broadband Access (“BBA”) business is not completed, our stock price and ability to repay our debt obligations could be harmed.

On April 22, 2009, we entered into a definitive agreement with Ikanos Communications, Inc. (“Ikanos”) under which Ikanos will purchase our BBA product lines. If this transaction is not completed, we could be subject to a number of material risks, including:
•	a decline in our stock price;

•	an inability to generate sufficient funds to repay our debt obligations;

•	an inability to renew or successfully negotiate new credit facilities and/or refinance our debt obligations;

•	liability for the costs related to this transaction, which must be paid even if the transaction is not completed; and

•	possible litigation related to the failure to complete the transaction.
After the anticipated completion of the sale of the BBA business, we will be a much smaller company and will be more dependent on fewer product lines for our success.
After completion of the sale of the BBA business and product lines, we will be a much smaller company with a narrower, less diversified portfolio of products. This could cause our cash flow and growth prospects to be more volatile and make the Company more vulnerable to focused competition. As a smaller company, we will have less capital available for research and development or for strategic investments and acquisitions. We could also face greater challenges in satisfying or refinancing our debt obligations as they become due. In addition, we may not be able to appropriately restructure the supporting functions of the Company to fit the needs of a smaller company.
We face a risk that capital needed for our business and to repay our debt obligations will not be available when we need it.
At July 3, 2009, we had $141.4 million aggregate principal amount of floating rate senior secured notes outstanding due November 2010 and $250.0 million aggregate principal amount of convertible subordinated notes outstanding. The convertible notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
We also have a $50.0 million credit facility with a bank, under which we had borrowed $30.7 million as of July 3, 2009. The term of this credit facility has been extended through November 27, 2009, and the facility remains subject to additional 364-day extensions at the discretion of the bank. However, as a smaller company, after the anticipated completion of the sale of the Broadband Access business, we may not be able to maintain a credit facility of this size on terms and conditions no less favorable than the ones currently available, or may not be able to extend the term of the facility at all.
Recent tightening of the credit markets and unfavorable economic conditions has led to a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets. In addition, if the economy or markets in which we operate continue to be subject to adverse economic conditions, our business, financial condition, cash flow and results of operations will be adversely affected. If the credit markets remain difficult to access or worsen or our performance is unfavorable due to economic conditions or for any other reasons, including the failure to complete the sale of our BBA business, we may not be able to obtain sufficient capital to repay amounts due under (i) our credit facility expiring November 2009, (ii) our $141.4 million floating rate senior secured notes when they become due in November 2010 or earlier as a result of a mandatory offer to repurchase, and (iii) our $250.0 million convertible subordinated notes when they become due in March 2026 or earlier as a result of the mandatory repurchase requirements. The first mandatory repurchase date for our convertible subordinated notes is March 1, 2011. In the event we are unable to satisfy or refinance our debt obligations as the obligations are required to be paid, we will be required to consider strategic and other alternatives, including, among other things, the sale of assets to generate funds, the negotiation of revised terms of our indebtedness, and the exchange of new securities for existing indebtedness obligations. We have retained financial advisors to assist us in considering these strategic, restructuring or other alternatives. There is no assurance that we would be successful in completing any of these alternatives. Further, we may not be able to refinance any portion of this debt on favorable terms or at all. Our failure to satisfy or refinance any of our indebtedness obligations as they come due, including through an exchange of new securities for existing indebtedness obligations, would result in a cross default and potential acceleration of our remaining indebtedness obligations, would have a material adverse effect on our business, and could potentially force us to restructure our indebtedness through a filing under the U.S. Bankruptcy Code.

In addition, in the future, we may need to make strategic investments and acquisitions to help us grow our business, which may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.
Our operating and financial flexibility is limited by the terms of our senior notes and our credit facility.
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
There could be a negative effect on the price of our common stock if we sell stock under our shelf registration statement or if we issue equity securities in connection with a restructuring of any or all of our floating rate notes or our convertible subordinated notes.
On July 17, 2009, the Company filed a registration statement on Form S-3 to register shares of our common stock, preferred stock, warrants to purchase common stock and/or preferred stock, and units consisting of two or more of these classes or series of securities. We may sell any combination of these securities in one or more offerings, over a period of up to 3 years, up to an aggregate offering price of $20,000,000, on terms to be determined at the time of offering. If all of the securities included in the shelf registration were issued and sold, there could be a substantial dilutive effect on our common stock and an adverse effect on the price of our common stock. Even without our selling any shares, the existence of the shelf registration could also have an adverse impact on our share price if the market expects an increase in our shares outstanding. Furthermore, if we determine to issue any equity securities in connection with a restructuring of our floating rate notes or our convertible subordinated notes, there could also be a substantial dilutive effect on our common stock and an adverse effect on the price of our common stock.
If we fail to continue to meet all applicable continued listing requirements of The NASDAQ Global Market and NASDAQ determines to delist our common stock, the market liquidity and market price of our common stock could decline.
Our common stock is listed on the NASDAQ Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements. For example, NASDAQ rules require that we maintain a minimum bid price of $1.00 per share for our common stock. Our common stock has in the past fallen below this minimum bid price requirement and it may do so again in the future. If our stock price falls below $1.00 or if we fail to meet other requirements for continued listing on the NASDAQ Global Select Market, our common stock could be delisted from The NASDAQ Global Select Market if we are unable to cure the events of noncompliance in a timely or effective manner. If our common stock were threatened with delisting from The NASDAQ Global Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing requirements by moving our common stock to the NASDAQ Capital Market. For example, if appropriate, we may request, as we have done in the past, approval by our stockholders to implement a reverse stock split in order to regain compliance with NASDAQ’s minimum bid price requirement. If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, in the event that our common stock is delisted, we would be in default under the terms and conditions of our floating rate senior secured notes as well as our convertible subordinated notes.
The value of our common stock may be adversely affected by market volatility and other factors.
          The trading price of our common stock fluctuates significantly and may be influenced by many factors, including:

•	our operating and financial performance and prospects;

•	our ability to repay or restructure our debt;

•	the depth and liquidity of the market for our common stock;

•	our shelf registration statement on Form S-3 pursuant to which we may sell securities up to an aggregate offering price of $20,000,000;

•	investor perception of us and the industry and markets in which we operate;

•	investor perception of us as a going concern and of our ability to operate successfully as a company with a smaller cash flow and with significant debt obligations;

•	judgments favorable or adverse to us;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	our inclusion in, or removal from, any equity market indices; and

•	general financial, domestic, international, economic and other market conditions.
We are subject to the risks of doing business internationally.
For the fiscal quarters ended July 3, 2009 and June 27, 2008, net revenues from customers located outside of the United States, primarily in the Asia-Pacific region, represented 99% and 97% of our total net revenues, respectively. For the nine fiscal months ended July 3, 2009 and June 27, 2008, net revenues from customers located outside of the United States, primarily in the Asia-Pacific region represented 97% and 97% of our total net revenues, respectively. In addition, a significant portion of our workforce and many of our key suppliers are located outside of the United States. Our international operations consist of research and development, sales offices, and other general and administrative functions. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:
•	difficulty in obtaining distribution and support;

•	local economic and political conditions;

•	limitations on our ability under local laws to protect our intellectual property;

•	currency exchange rate fluctuations;

•	disruptions of commerce and capital or trading markets due to or related to terrorist activity, armed conflict, or natural disasters;

•	restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	changes in legal or regulatory requirements;

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements; and

•	tax laws, including the cost of services provided and products sold between us and our subsidiaries which are subject to review by taxing authorities.
Approximately $23.0 million of our $123.4 million of cash and cash equivalents at July 3, 2009 was located in foreign countries where we conduct business, including approximately $17.5 million in India and $3.1 million in China. These amounts are not freely available for dividend repatriation to the United States without the imposition and payment, where applicable, of local taxes. Further, the repatriation of these funds is subject to compliance with applicable local government laws and regulations, and in some cases, requires governmental consent, including in India and China. Our inability to repatriate these funds quickly and without any required governmental consents may limit the resources available to us to fund our operations in the United States and other locations or to pay indebtedness.
In addition, U.S. President Barack Obama’s administration recently proposed significant changes to the U.S. international tax laws that would limit U.S. deductions for expenses related to unrepatriated foreign-source income and modify the U.S. foreign tax credit and “check-the-box” rules. We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If the U.S. tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our net income and our financial position.
Further, because most of our international sales are currently denominated in U.S. dollars, our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies. From time to time, we may enter into foreign currency forward exchange contracts to minimize risk of loss from currency exchange rate fluctuations for foreign currency commitments entered into in the ordinary course of business. We have not entered into foreign currency forward exchange contracts for other purposes. Our financial condition and results of operations could be affected (adversely or favorably) by currency fluctuations.
We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 36% and 40% of our net revenues in the fiscal quarters ended July 3, 2009 and June 27, 2008, and 30% and 34% of our net revenues in the nine fiscal months ended July 3, 2009 and June 27, 2008, respectively. Our arrangements with these distributors are terminable at any time, and the loss of these arrangements could have an adverse effect on our operating results.
We operate in the highly cyclical semiconductor industry, which is subject to significant downturns that may negatively impact our business, financial condition, cash flow and results of operations.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. Recent domestic and global economic conditions have presented unprecedented and challenging conditions reflecting continued concerns about the availability and cost of credit, the U.S. mortgage market, declining real estate values, increased energy costs, decreased consumer confidence and spending and added concerns fueled by the U.S. federal government’s interventions in the U.S. financial and credit markets. These conditions have contributed to instability in both U.S. and international capital and credit markets and diminished expectations for the U.S. and global economy. In addition, these conditions make it extremely difficult for our customers to accurately forecast and plan future business activities and could cause U.S. and foreign businesses to slow spending on our products, which could cause our sales to decrease or result in an extension of our sales cycles. Further, given the current unfavorable economic environment, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industry. If the economy or markets in which we operate continue to be subject to these adverse economic conditions, our business, financial condition, cash flow and results of operations will be adversely affected.
We are subject to intense competition.
The communications semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete worldwide with a number of U.S. and international semiconductor providers that are both larger and smaller than us in terms of resources and market share. We continually face significant competition in our markets. This competition results in declining average selling prices for our products. We also anticipate that additional competitors will enter our markets as a result of expected growth opportunities, technological and public policy changes and relatively low barriers to entry in certain markets of the industry. Many of our competitors have certain advantages over us, such as significantly greater sales and marketing, manufacturing, distribution, technical, financial and other resources. In addition, many of our current and potential competitors have a stronger financial position, less indebtedness and greater financial resources than we do. These competitors may be able to devote greater financial resources to the development, promotion and sale of their products than we can. The advantages of our competitors may increase as we become a significantly smaller company after the completion of our sale of the BBA business.

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
In addition, the financial stability of suppliers is an important consideration in our customers’ purchasing decisions. Our relationship with existing and potential customers could be adversely affected if our customers perceive that we lack an appropriate level of financial liquidity or stability or if they think we are too small to do business with.
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
As a result of our various reorganization and restructuring related activities, we lease or own a number of domestic facilities in which we do not operate. At July 3, 2009, we had 554,000 square feet of vacant leased space and 456,000 square feet of owned space, of which approximately 88% is being sub-leased to third parties and 12% is currently vacant and offered for sublease. Included in these amounts are 389,000 square feet of owned space in Newport Beach that we have leased to Jazz Semiconductor, Inc. and 126,000 square feet of leased space in Newport Beach that we have sub-leased to Mindspeed Technologies, Inc. As of July 3, 2009 the aggregate amount owed to landlords under space we lease but do not operate over the remaining terms of the leases is approximately $106 million and, of this amount, we have subtenants that currently have lease obligations to us in the aggregate amount of $29 million. The space we have subleased to others is, in some cases, at rates less than the amounts we are required to pay landlords and, of the aggregate obligations we have to landlords for unused space, approximately $33 million is attributable to space we are attempting to sublease. In the event one or more of our subtenants fails to make lease payments to us or otherwise defaults on their obligations to us, we could incur substantial unanticipated payment obligations to landlords. In addition, in the event tenants of space we own fail to make lease payments to us or otherwise default on their obligations to us, we could be required to seek new tenants and we cannot assure that our efforts to do so would be successful or that the rates at which we could do so would be attractive. In the event our estimates regarding our ability to sublet our available space are incorrect, we would be required to adjust our restructuring reserves which could have a material impact on our financial results in the future.
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
Our loss from continuing operations for the nine fiscal months ended July 3, 2009 was $19.2 million. Our income from continuing operations for fiscal 2008, 2007 and 2006 was $0.2 million, $(167.4) million, and $10.0 million, respectively. These results have had a negative impact on our financial condition and operating cash flows. Our primary sources of liquidity include borrowing under our credit facility and available cash and cash equivalents. We believe that our existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months. However, we cannot provide any assurance that our business will become profitable or that we will not incur additional substantial losses in the future. Additional operating losses or lower than expected product sales will adversely affect our cash flow and financial condition and could impair our ability to satisfy our indebtedness obligations as such obligations come due.
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
We may not have sufficient resources to make the substantial investment in research and development in order to develop and bring to market new and enhanced products, and our recent reductions in our R&D headcount and other cost savings initiatives could further hinder our ability to invest in research and development. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner, that our products will satisfy customer requirements or achieve market acceptance, or that we will be able to anticipate new industry standards and technological changes. The complexity of our products may lead to errors, defects and bugs which could subject us to significant costs or damages and adversely affect market acceptance of our products. We also cannot assure you that we will be able to respond successfully to new product announcements and introductions by competitors.
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
At July 3, 2009, we had $110.1 million of goodwill and $6.3 million of intangible assets, net, which together represented approximately 29% of our total assets. In periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. If our market capitalization drops below our book value for a prolonged period of time, if our assumptions regarding our future operating performance change or if other indicators of impairment are present, we may be required to write-down the value of our goodwill and acquisition-related intangible assets by taking a non-cash charge against earnings. Because of the significance of our remaining goodwill and intangible asset balances, any future impairment of these assets could also have a material adverse effect on our financial condition and results of operations, although, as a non-cash charge, it would have no effect on our cash flow. Significant impairments may also impact shareholders’ equity.
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
Sales to our twenty largest customers, including distributors, represented approximately 85% and 93% of our net revenues in the fiscal quarters ended July 3, 2009 and June 27, 2008, respectively. For the nine fiscal months ended July 3, 2009 and June 27, 2008, sales to our twenty largest customers, including distributors, represented approximately 76% and 84% of our net revenues. For the fiscal quarters ended July 3, 2009 and June 27, 2008, there was one distribution customer that accounted for 22% and 29% of our net revenues, respectively. For the nine fiscal months ended July 3, 2009 and June 27, 2008, there was one distribution customer that accounted for 20% and 23% of our net revenues, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:
•	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

•	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;

•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;

•	our customers face intense competition from other manufacturers that do not use our products;

•	some of our customers offer or may offer products that compete with our products;

•	some of our customers’ liquidity may be negatively affected by the recent domestic and global credit crisis;

•	our customers’ perceptions of our liquidity and viability may have a negative impact on their decisions to incorporate our products into their own products; and

•	our smaller size after the completion of our sale of the BBA business may limit our ability to develop and deliver new products to customers.
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
Further, our product portfolio consists predominantly of semiconductor solutions for the communications, PC, and consumer markets. Recent unfavorable domestic and global economic conditions have had an adverse impact on demand in these end-user markets by reducing overall consumer spending or shifting consumer spending to products other than those made by our customers. Continued reduced sales by our customers in these end-markets will adversely impact demand by our customers for our products and could also slow new product introductions by our customers and by us. Lower net sales of our products would have an adverse effect on our revenue, cash flow and results of operations.
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
For example, a portion of our analog modem business that is bundled into PCs is becoming debundled as broadband communications become more ubiquitous. Several of our PC OEM customers have indicated that the trend toward debundling may become more significant, which may have an adverse effect on both our revenues and profitability. Further, our products could become obsolete sooner than anticipated because of a faster than anticipated change in one or more of the technologies related to our products or in market demand for products based on a particular technology, particularly due to the introduction of new technology that represents a substantial advance over current technology. Currently accepted industry standards are also subject to change, which may contribute to the obsolescence of our products. Furthermore, as a smaller company following completion of our sale of the BBA business, we might not be able to fund sufficient research and development to keep up with technological developments.
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
Our customers may need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. The lengthy period of time required also increases the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate sales to that customer. Thus, we may incur significant research and development, and selling, general and administrative expenses before we generate the related revenues for these products, and we may never generate the anticipated revenues if our customer cancels or changes its product plans. As a smaller company following completion of our sale of the BBA business, exposure to lengthy sales cycles may increase the volatility of our revenue stream and common stock price.
Uncertainties involving the ordering and shipment of our products could adversely affect our business.
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 36% and 40% of our net revenues in the fiscal quarters ended July 3, 2009 and June 27, 2008, respectively, and 30% and 34% in the nine fiscal months ended July 3, 2009 and June 27, 2008, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other suppliers’ products and may not sell our products as quickly as forecasted, which may impact the distributors’ future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.
We are dependent upon third parties for the manufacture, assembly and test of our products.
We are entirely dependent upon outside wafer fabrication facilities (known as foundries or fabs). Therefore, our revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer fabrication capacity. If the semiconductor industry experiences a shortage of wafer fabrication capacity in the future, we risk experiencing delays in access to key process technologies, production or shipments and increased manufacturing costs. Moreover, our foundry partners often require significant amounts of financing in order to build or expand wafer fabrication facilities. However, current unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased the level of liquidity in many financial markets and resulted in significant volatility in the credit and equity markets. These conditions may make it difficult for foundries to obtain adequate or historical levels of capital to finance the building or expansion of their wafer fabrication facilities, which would have an adverse impact on their production capacity and could in turn negatively impact our wafer output. In addition, certain of our suppliers have required that we keep in place standby letters of credit for all or part of the products we order. Such requirement, or a requirement that we shorten our payment cycle times in the future, may negatively impact our liquidity and cash position, or may not be available to us due to our then current liquidity or cash position, and would have a negative impact on our ability to produce and deliver products to our customers on a timely basis.
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
In the event of a disruption of the operations of one or more of our suppliers, we may not have a second manufacturing source immediately available. Such an event could cause significant delays in shipments until we could shift the products from an affected facility or supplier to another facility or supplier. The manufacturing processes we rely on are specialized and are available from a limited number of suppliers. Alternate sources of manufacturing capacity, particularly wafer fabrication capacity, may not be available to us on a timely basis. Even if alternate wafer fabrication capacity is available, we may not be able to obtain it on favorable terms, or at all. All such delays or disruptions could impair our ability to meet our customers’ requirements and have a material adverse effect on our operating results.
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

We may not be able to successfully protect our interests in the escrowed funds related to our sale of assets to NXP B.V.
On July 22, 2009, we received a letter from NXP B.V. (“NXP”) referring to the April 29, 2008 Asset Purchase Agreement the Company entered into with NXP, as amended August 8 and September 17, 2008 (collectively, the “Agreement”).  NXP seeks indemnification for losses that it asserts it has suffered in connection with Conexant’s alleged breach of certain representations and warranties made in the Agreement related to certain parts. NXP asserts that its current estimated losses from the purported defect in such parts amounts to approximately $5.1 million, and it has filed a claim against the escrow fund (which consists of $11 million) to cover these losses.  We do not believe that NXP has any  substantial claims to the escrowed funds, but there can be no assurances that NXP will not succeed in being indemnified for some or all of its claims (with or without the added expense of litigation).
We are required to use proceeds of certain asset dispositions to offer to repurchase our floating rate senior secured notes due November 2010 if we do not use the proceeds within 360 days to invest in assets (other than current assets), and this requirement limits our ability to use asset sale proceeds to fund our operations.
At July 3, 2009, we had $141.4 million aggregate principal amount of floating rate senior secured notes outstanding. We are required to repurchase, for cash, notes at a price of 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset dispositions if such proceeds are not used within 360 days to invest in assets (other than current assets) related to our business. The sale of our Broadband Media Processing business in August 2008 qualified as an asset disposition requiring us to make offers to repurchase a portion of the notes no later than 361 days following the respective asset dispositions. In September 2008, we completed a tender offer for $80 million of the senior secured notes. In April 2009, we announced plans to sell our BBA product lines to Ikanos for $54 million. We currently expect to close the transaction in the fourth fiscal quarter subject to satisfaction of all applicable closing conditions, including receipt by Ikanos of stockholder approval. We would then have 360 days to invest in assets (other than current assets) related to our business. We do not currently anticipate having sufficient excess proceeds from asset dispositions to trigger another required repurchase offer through the fourth quarter of fiscal 2009.
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

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of April 21, 2009, by and between Conexant Systems, Inc. and Ikanos Communications, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009).

3.1	Bylaws of the Company, as of July 15, 2009 (incorporated by reference to Exhibit 99.1 of the Company’s amended Current Report on Form 8-K filed on July 16, 2009).

*10.1	Amendment to Employment Agreement by and between D. Scott Mercer and Conexant Systems, Inc., dated April 22, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009).

*10.2	Amendment to Employment Agreement between Conexant Systems, Inc. and Mark Peterson, dated April 22, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 24, 2009).

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)
Date: August 12, 2009	By	/s/ JEAN HU
Jean Hu
Chief Financial Officer, Treasurer and Senior Vice President, Corporate Development (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of April 21, 2009, by and between Conexant Systems, Inc. and Ikanos Communications, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009).

3.1	Bylaws of the Company, as of July 15, 2009 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 16, 2009).

*10.1	Amendment to Employment Agreement by and between D. Scott Mercer and Conexant Systems, Inc., dated April 22, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009).

*10.2	Amendment to Employment Agreement by and between Mark Peterson, dated April 22, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 24, 2009).

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-14(a).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement