Form 10-K
period 2009-10-02
CONEXANT SYSTEMS INC
filed 2009-11-27
CIK 1069353

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-24923
CONEXANT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	25-1799439 (I.R.S. Employer Identification No.)
4000 MacArthur Boulevard Newport Beach, California (Address of principal executive offices)	92660-3095 (Zip code)

Registrant’s telephone number, including area code:
(949) 483-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, $0.01 Par Value Per Share (including associated Preferred Share Purchase Rights)	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the closing price as reported on the NASDAQ Global Select Market on April 3, 2009) was approximately $42 million. Shares of voting stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of November 23, 2009 was 58,759,223.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on February 18, 2010 are incorporated by reference into Part III of the Form 10-K.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, the negatives of such expressions, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	our beliefs, subject to the qualifications expressed, regarding the sufficiency of our existing sources of liquidity and cash to fund our operations, research and development, anticipated capital expenditures and our working capital needs for at least the next 12 months and whether we will be able to repatriate cash from our foreign operations on a timely and cost-effective basis;

•	our belief that we will be able to sustain the recoverability of our goodwill, intangible and tangible long-term assets;

•	expectations that we will have sufficient capital to repay our indebtedness as it becomes due and to finance our ongoing business and operations;

•	expectations that we will be able to continue to meet NASDAQ listing requirements;

•	expectations regarding the market share of our products, growth in the markets we serve and our market opportunities;

•	expectations regarding price and product competition;

•	continued demand and future growth in demand for our products in the communications, PC and consumer markets we serve;

•	our plans and expectations regarding the transition of our semiconductor products to smaller line width geometries;

•	our product development plans;

•	our expectation that our largest customers will continue to account for a substantial portion of our revenue;

•	expectations regarding our contractual obligations and commitments;

•	our expectation that we will be able to protect our products and services with proprietary technology and intellectual property protection;

•	our expectation that we will be able to meet our lease obligations (and other financial commitments); and

•	our expectation that we will be able to continue to rely on third party manufacturers to manufacture, assemble and test our products to meet our customers’ demands.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including, but not limited to, those made in Part I, Item 1A of this Annual Report on Form 10-K, and any of those made in our other reports filed with the Securities and Exchange Commission (SEC). Please consider our forward-looking statements in light of those risks as you read this Annual Report on Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

CONEXANT SYSTEMS, INC.

PART I

Item 1.	Business

General

We design, develop and sell semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for imaging, audio, embedded-modem, and video applications. These solutions include a comprehensive portfolio of imaging solutions for multifunction printers (MFPs), fax platforms, and “connected” frame market segments. Our audio solutions include high-definition (HD) audio integrated circuits, HD audio codecs, and speakers-on-a-chip solutions for personal computers, PC peripheral sound systems, audio subsystems, speakers, notebook docking stations, voice-over-IP speakerphones, intercom, door phone, and audio-enabled surveillance applications. We also offer a full suite of embedded-modem solutions for set-top boxes, point-of-sale systems, home automation and security systems, and desktop and notebook PCs. Additional products include decoders and media bridges for video surveillance and security applications, and system solutions for analog video-based multimedia applications.

Our principal corporate office is located at 4000 MacArthur Boulevard, Newport Beach, CA 92660, and our main telephone number at that location is 949-483-4600. Our common stock trades on the NASDAQ Global Select Marketsm under the symbol CNXT.

We were incorporated in Delaware in September 1996 and have been operating in the communications semiconductor business, including as part of the semiconductor systems business of Rockwell International Corporation (now Rockwell Automation, Inc.) since that time. We have been an independent public company since January 1999, following our spin-off from Rockwell. Since then, we have transformed our company from a broad-based communications semiconductor supplier into a fabless communications semiconductor supplier focused on delivering the technology and products for imaging, audio, embedded-modem, and video applications.

Divestitures:

•	On August 24, 2009, we completed the sale of certain assets related to our Broadband Access (“BBA”) business to Ikanos Communications, Inc. (“Ikanos”) for an aggregate of approximately $54 million, of which $7 million was deposited into an escrow account. The escrow account will remain in place for 12 months following the closing of the BBA transaction to satisfy potential indemnification claims by Ikanos. Assets sold pursuant to the asset purchase agreement with Ikanos include specified intellectual property, inventory, contracts, and tangible assets. Ikanos assumed certain liabilities, including obligations under transferred contracts and certain employee-related liabilities. We also granted to Ikanos a license to use certain of the Company’s retained technology assets in connection with Ikanos’ current and future products in certain fields of use, along with a patent license covering certain of the Company’s retained patents to make, use, and sell such products (or, in some cases, components of such products).

•	On August 8, 2008, we completed the sale of certain assets related to our Broadband Media Processing (“BMP”) business to NXP B.V. (“NXP”) for an aggregate consideration of approximately $110 million. Assets sold pursuant to the agreement with NXP include, among other things, specified patents, inventory, contracts and intangible assets. NXP assumed certain liabilities, including obligations under transferred contracts and certain employee-related liabilities. We also granted NXP a license to use certain of the Company’s retained technology assets in connection with NXP’s current and future products in certain fields of use, along with a patent license covering certain of the Company’s retained patents to make, use and sell such products (or, in some cases, components of such products).

•	In February 2007, the Company sold its approximate 42% ownership interest in Jazz Semiconductor to Acquicor Technology Inc. (“Acquicor”), which was renamed Jazz Technologies, Inc. (“Jazz”) after the transaction, and Jazz Semiconductor became a wholly-owned subsidiary of Jazz. The Company received proceeds of $105.6 million for the sale.

The divestitures of our Broadband Access and our Broadband Media Processing businesses represent the completion of our restructuring strategy which focuses on strengthening our investments on our imaging, audio, video, and embedded modem product portfolio.

Strategy

Our objective is to become a leading supplier of semiconductor solutions and Application Specific Standard Products (ASSPs) to leading global original equipment manufacturer (OEM) and original design manufacturer (ODM) customers in consumer, communications and PC markets. To achieve our objectives, we are pursuing the following strategies:

•	Focus our product portfolio on targeted markets and growth opportunities where we can leverage our core expertise in analog and mixed-signal design, digital signal processing (DSP), firmware and software development, and our extensive applications knowledge to strengthen our market positions and expand market share.

•	Capitalize on the depth of our global engineering talent and strength of our sales and marketing channels to expand into adjacent markets and provide innovative solutions to capture additional semiconductor content.

•	Leverage our strong customer base. Expand strategic relationships with industry-leading OEMs/ODMs to maximize design wins.

Products and Markets

Our expertise in analog and mixed-signal processing, DSP, firmware and software, and applications knowledge allows us to deliver semiconductor devices and integrated systems for consumer electronics products. We organize our products to address opportunities in imaging, audio, embedded-modem, and video applications as more fully described below. We expect that our future products will focus on leveraging our imaging, audio, and video solutions to address technology convergence opportunities within the markets we address, and adjacent high-growth markets. We consider all products to fall into one class of products, semiconductor devices. We position our devices to address the following applications:

Imaging Applications.  Our imaging product portfolio includes highly integrated multifunction printers (MFPs) system-on-chip (SoC) solutions for inkjet, laser, and photo printers, and high-performance system solutions for “connected” frames and displays with Internet connectivity. Of note, our imaging portfolio includes Freescale’s “SigmaTel” MFP and imaging solutions, which we acquired in July 2008. We also provide SoCs and datapumps for facsimile applications. We believe that our combined imaging intellectual property and our extensive firmware and software stacks uniquely position us to successfully address the increasing demand for printers that feature higher print speed, copy speed, and quality. Our current architecture also enables us to support the trend to PC independent printing, which we believe will allow us to capture additional market share as mobile printing spurs future demand. We also expect to benefit from the trend at major OEM printer companies who currently design their own silicon to outsource MFP designs to merchant semiconductor providers.

Audio Applications.  Over the last decade we have created an extensive intellectual property portfolio by developing advanced voice and audio algorithms running on a DSP. Our innovative technical algorithms include 3D expansion (phantom speaker), dynamic range compression, and stage enhancement (BrightSoundtm) that improve the consumer audio experience in small speakers that are used in products such as mobile Internet devices, portable media players, and smartphone docking stations. Our solutions include HD audio integrated circuits, and HD audio codecs with an integrated Class-D amplifier, which enables higher audio performance at lower power consumption. With the convergence of entertainment and communications applications, we expect the demand for single-chip solutions with integrated voice and audio functionality will grow significantly. To address this opportunity, we offer “speakers-on-a-chip” solutions for applications including PC speakers, audio subsystems, notebook docking stations, VoIP speakerphones, intercoms, door phones and surveillance applications. We also provide audio solutions for notebook computers to OEMs and ODMs globally. In the first quarter of fiscal 2009, we strengthened our product portfolio by entering into an exclusive agreement with Analog Devices Inc. (ADI) to manufacture, distribute and support ADI’s complementary PC audio codec product family.

Embedded-Modem Applications.  Conexant has a long history of technological innovation and leadership in modem technology, including the development of the world’s first analog modem chip. Our analog modem solutions have connected hundreds of millions of users worldwide to the Internet through their desktop and notebook PCs. Our products include mixed-signal intensive, controllerless modem chipsets and software modem solutions that take advantage of the increasing power of PC central processors and use software to perform functions traditionally enabled by semiconductor components. Today, the majority of our analog modem solutions are used in embedded applications, including television set-top boxes, point-of-sale (POS) terminals, facsimile machines, MFPs, home automation and security systems and various industrial applications. We also ship integrated modem and audio combination solutions to major PC OEMs.

Video Applications.  We offer video decoders and media bridges for video surveillance/security and consumer video applications. Our highly integrated multi-port video decoders can be used in PC-based or standalone embedded digital video recording (DVR) applications. These products enable multi-channel, bi-directional uncompressed digital audio and video transfers to a host computer for preview, processing, or compression via an integrated PCI Express (PCIe) interface. Additional video products include system solutions for analog video-based multimedia applications including PCTV.

Conexant introduced a new ASSP designed for motion sensors with visual verification catering towards the home security, intercom and security market. This product will broaden our reach into the security market and we are able to cover now a broad range of applications from the very low end surveillance cameras to commercial multi channel DVR’s.

Research and Development

We have significant research, development, engineering and product design capabilities. As of October 2, 2009, we had 308 employees engaged in research and development activities at multiple design centers worldwide as compared to approximately 814 employees as of October 3, 2008 and 2,190 employees as of September 28, 2007. The significant decrease in employees reflects the reduction of approximately 650 employees in connection with our sale in August 2008 of our BMP business, the reduction of approximately 355 employees in connection with our sale in August 2009 of our BBA business, as well as our continued right-sizing efforts made throughout the year.

Our design centers provide design engineering and product application support as well as after-sales customer service. The design centers are strategically located around the world to be in close proximity to our OEM customers and to take advantage of key technical and engineering talent. Our major design centers are located in the United States. Additionally, we have integrated circuit design development activities in India and integrated circuit design, product and test engineering, and software support teams in China.

Our continuing operations incurred research and development expenses of $51.4 million, $58.4 million and $91.9 million during fiscal 2009, 2008 and 2007, respectively.

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

Quality and Reliability

Our quality and reliability assurance systems ensure that our products meet our customers’ and our internal product performance goals. Our quality management system maintains ISO 9001-2000 certification at our Newport Beach, California, facility. Our key suppliers are either already certified to ISO 9001 or have provided us with plans to achieve certification.

Our quality and reliability assurance department performs extensive environmental tests to demonstrate that our products meet our reliability performance goals. We use industry accepted environmental tests and test methods wherever practical during product qualification.

In addition, our engineering and marketing organizations exercise extensive control during the definition, development and release to production of new products. We have a comprehensive set of design control procedures that:

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

We developed a Social and Environmental Management System (SEMS) that is used as a framework to develop and manage programs that prevent pollution, minimize the company’s overall environmental impact, reduce health and safety risks, promote integrity and fair labor practice, and continually improve business practices and performance. Conexant’s SEMS is certified to ISO 14001:2004 (International Organization for Standardization — Environmental Management Systems) and conforms to the requirements of OHSAS 18001:2007 (Occupational Health and Safety Administration Standard — Health and Safety Management Systems), and the EICC (Electronic Industry Citizenship Coalition — Electronic Industry Code of Conduct).

Customers, Marketing and Sales

We market and sell our semiconductor products and system solutions directly to leading OEMs of communication electronics products and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs.

Sales to distributors and resellers accounted for approximately 36%, 34% and 35% of our net revenues in fiscal 2009, 2008 and 2007, respectively. In fiscal 2009, 2008 and 2007, there was one distributor, Sertek Incorporated, that accounted for 23%, 23% and 23% of our net revenues, respectively. Sales to our twenty largest customers accounted for approximately 87%, 83% and 82% of our net revenues in fiscal 2009, 2008 and 2007, respectively.

Revenues derived from customers located in the Americas, the Asia-Pacific region and in Europe, the Middle East and Africa, as a percentage of total net revenues, were as follows:

	Fiscal Year Ended
	2009	2008	2007

Americas	4%	6%	6%
China	64%	64%	60%
Asia-Pacific	31%	28%	32%
Europe, Middle East and Africa	1%	2%	2%

	100%	100%	100%

We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in China and the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe.

We have a worldwide sales and marketing organization comprised of 123 employees as of October 2, 2009 in various domestic and international locations. To complement our direct sales and customer support efforts, we also sell our products through independent manufacturers’ representatives, distributors and dealers. In addition, our design and applications engineering staff is actively involved with customers during all phases of design and production and provides customer support through our worldwide sales offices, which are generally in close proximity to customers’ facilities.

See Item 1A, Risk Factors, in this report for a discussion of risks and uncertainties related to our international operations.

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

We compete primarily with Integrated Device Technology, Inc., LSI Corporation, Marvell Technology Group Ltd., Realtek Semiconductor Corporation, Silicon Laboratories, Inc., Techwell, Inc., Wolfson Microelectronics plc, and Zoran Corporation.

Intellectual Property and Proprietary Rights

We currently own over 800 United States and foreign patents and patent applications related to our products, processes and technologies. We also cross-license portions of our intellectual property and are licensed or cross-licensed under a number of intellectual property portfolios in the industry that are relevant to our technologies and products. We have filed and received federal and international trademark registrations of our Conexant trademarks. We believe that our intellectual property, including patents, patent applications, licenses and trademarks are of material importance to our business. We believe the duration of our intellectual property rights is adequate relative to the expected lives of our products. Due to the fast pace of innovation and product development, in certain cases our products may become obsolete before the patents, and other intellectual property rights, related to them expire. In addition to protecting our proprietary technologies and processes, we constantly strive to strengthen and enhance our intellectual property portfolio. We use the portfolio to seek licensing opportunities, to negotiate cross-licenses with other intellectual property portfolios, to gain access to intellectual property of others and to avoid, defend against, or settle litigation. While in the aggregate our patents, patent applications, licenses and trademarks are considered important to our operations, they are not considered of such importance that the loss or termination of any one of them would materially affect our business or financial condition.

Environmental Regulation

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had, and will continue to have, an impact on our former manufacturing operations. To date, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. We believe that any expenditure necessary for the resolution of environmental claims will not have a material adverse effect on our liquidity and capital resources, competitive position or financial condition. We cannot assess the possible effect of compliance with future requirements.

Employees

As of October 2, 2009, we had 605 employees. None of our employees are covered by collective bargaining agreements. We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly skilled and dedicated employees.

Available Information

We maintain an Internet website at www.conexant.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, along with our annual report to stockholders and other information related to our company, are available free of charge on this site as soon as reasonably practicable after we electronically file or furnish these reports with the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

At October 2, 2009, we had $61.4 million aggregate principal amount of floating rate senior secured notes outstanding due November 2010 and $250.0 million aggregate principal amount of convertible subordinated notes outstanding. In September 2009, we completed a tender offer for $73.0 million of our floating rate senior secured notes and purchased another $7.0 million of these notes, using proceeds from the sale of our BBA business and other completed transactions and available cash on hand. The convertible notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.

We also have a $50.0 million credit facility with a bank that expires on November 27, 2009 at which time we will no longer be able to draw down on the credit facility. There was an outstanding balance of $28.7 million under the credit facility as of October 2, 2009. Pursuant to the terms of the credit facility, we are allowed to repay any outstanding balance on or before May 27, 2010, through the collection of receivables in the ordinary course of business or out of our cash balances.

Recent tightening of the credit markets and unfavorable economic conditions have led to a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets. If signs of improvement in the global economy do not progress as expected and the economic slowdown continues or worsens, our business, financial condition, cash flow and results of operations will be adversely affected. If that happens, our ability to access the capital or credit markets may worsen and we may not be able to obtain sufficient capital to repay (i) the outstanding balance under our credit facility that expires on November 27, 2009, and (ii) the $250 million outstanding principal amount of our convertible subordinated notes when they become due in March 2026 or earlier as a result of the notes’ mandatory repurchase requirements. The first mandatory repurchase date for our convertible subordinated notes is March 1, 2011. In order to satisfy our outstanding debt obligations, we have initiated various actions, including a public offering of our common stock, the exchange of new securities for a portion of our outstanding convertible subordinated notes and the repurchase of our outstanding senior secured notes. In the event we are unable to satisfy or refinance all of our outstanding debt obligations as the obligations are required to be paid, we will be required to consider strategic and other alternatives, including, among other things, the sale of assets to generate funds, the negotiation of revised terms of our indebtedness, and additional exchanges of our existing indebtedness obligations for new securities and additional equity offerings. We have retained financial advisors to assist us in considering these strategic, restructuring or other alternatives. There is no assurance that we would be successful in completing any of these alternatives. Further, we may not be able to refinance any portion of this debt on favorable terms or at all. Our failure to satisfy or refinance any of our indebtedness obligations as they come due, including through additional exchanges of new securities for existing indebtedness obligations or additional equity offerings, would result in a cross default and potential acceleration of our remaining indebtedness obligations, would have a material adverse effect on our business, and could potentially force us to restructure our indebtedness through a filing under the U.S. Bankruptcy Code.

In addition, in the future, we may need to make strategic investments and acquisitions to help us grow our business, which may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

There could be a negative effect on the price of our common stock if we issue equity securities to raise capital or in connection with a restructuring of any or all of our convertible subordinated notes.

If we decide to issue any equity securities to raise capital or in connection with exchanges of or a restructuring of our convertible subordinated notes, there could be a substantial dilutive effect on our common stock and an adverse effect on the price of our common stock.

We are a much smaller company than in the recent past and dependent on fewer products for our success.

We are a much smaller company than in the recent past with a narrower, less diversified and more focused portfolio of products. Our smaller size could cause our cash flow and growth prospects to be more volatile and make us more vulnerable to focused competition. As a smaller company, we will have less capital available for research and development and for strategic investments and acquisitions. We could also face greater challenges in satisfying or refinancing our debt obligations as they become due. In addition, we may not be able to appropriately restructure the supporting functions of the Company to fit the needs of a smaller company.

We are subject to the risks of doing business internationally.

For each of fiscal 2009, 2008 and 2007, net revenues from customers located outside of the United States (“U.S.”), primarily in the Asia-Pacific region, represented approximately 97%, 97% and 96% of our total net revenues, respectively. In addition, many of our key suppliers are located outside of the U.S. Our international operations consist of research and development, sales offices, and other general and administrative functions. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:

•	difficulty in obtaining distribution and support;

•	local economic and political conditions;

•	limitations on our ability under local laws to protect our intellectual property;

•	currency exchange rate fluctuations;

•	disruptions of commerce and capital or trading markets due to or related to terrorist activity, armed conflict, or natural disasters;

•	restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	changes in legal or regulatory requirements;

•	the laws and policies of the U.S. and other countries affecting trade, foreign investment and loans, and import or export licensing requirements; and

•	tax laws, including the cost of services provided and products sold between us and our subsidiaries which are subject to review by taxing authorities.

Approximately $20.7 million of our $125.4 million of cash and cash equivalents at October 2, 2009 was located in foreign countries where we conduct business, including approximately $13.5 million in India and $2.5 million in China. These amounts are not freely available for dividend repatriation to the U.S. without the imposition and payment, where applicable, of local taxes. Further, the repatriation of these funds is subject to compliance with applicable local government laws and regulations, and in some cases, requires governmental consent, including in India and China. Our inability to repatriate these funds quickly and without any required governmental consents may limit the resources available to us to fund our operations in the U.S. and other locations or to pay indebtedness.

Recently proposed significant changes to the U.S. international tax laws would limit U.S. deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit and “check-the-box” rules. We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If the U.S. tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our net income and our financial position.

Further, because most of our international sales are currently denominated in U.S. dollars, our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies. From time to time, we may enter into foreign currency forward exchange contracts to minimize risk of loss from currency exchange rate fluctuations for foreign currency commitments entered into in the ordinary course of business. We have not entered into foreign currency forward exchange contracts for other purposes. As of October 2, 2009 we did not have any outstanding foreign currency forward exchange contracts. Our financial condition and results of operations could be affected (adversely or favorably) by currency fluctuations.

We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 36%, 34% and 35% of our net revenues in fiscal 2009, 2008 and 2007, respectively. Our arrangements with these distributors are terminable at any time, and the loss of these arrangements could have an adverse effect on our operating results.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns that may negatively impact our business, financial condition, cash flow and results of operations.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. Recent domestic and global economic conditions have presented unprecedented and challenging conditions reflecting continued concerns about the availability and cost of credit, the U.S. mortgage market, declining real estate values, increased energy costs, decreased consumer confidence and spending and added concerns fueled by the U.S. federal government’s interventions in the U.S. financial and credit markets. These conditions have contributed to instability in both U.S. and international capital and credit markets and diminished expectations for the U.S. and global economy. In addition, these conditions make it extremely difficult for our customers to accurately forecast and plan future business activities and could cause U.S. and foreign businesses to slow spending on our products, which could cause our sales to decrease or result in an extension of our sales cycles. Further, given uncertainty in the economic environment, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industry. If the economy or markets in which we operate continue to be subject to these adverse economic conditions, our business, financial condition, cash flow and results of operations will be adversely affected.

We are subject to intense competition.

The communications semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete worldwide with a number of U.S. and international semiconductor providers that are both larger and smaller than us in terms of resources and market share. We continually face significant competition in our markets. This competition results in declining average selling prices for our products. We also anticipate that additional competitors will enter our markets as a result of expected growth opportunities, technological and public policy changes and relatively low barriers to entry in certain markets of the industry. Many of our competitors have certain advantages over us, such as significantly greater sales and marketing, manufacturing, distribution, technical, financial and other resources. In addition, many of our current and potential competitors have a stronger financial position, less indebtedness and greater financial resources than we do. These competitors may be able to devote greater financial resources to the development, promotion and sale of their products than we can. The advantages of our competitors may increase now that we have become a significantly smaller company following the sale of our BBA business.

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

We own or lease a significant amount of space in which we do not conduct operations and doing so exposes us to the financial risks of default by our tenants and subtenants and expenses related to carrying vacant property.

As a result of our various reorganization and restructuring related activities, we lease or own a number of domestic facilities in which we do not operate. At October 2, 2009, we had 554,000 square feet of vacant leased space and 456,000 square feet of owned space, of which approximately 88% was being sub-leased to third parties and 12% was vacant and offered for sublease. Included in these amounts are 389,000 square feet of owned space in Newport Beach that we have leased to Jazz Semiconductor, Inc. and 126,000 square feet of leased space in Newport Beach that we have sub-leased to Mindspeed Technologies, Inc. As of October 2, 2009, the aggregate amount owed to landlords under space we lease but do not operate over the remaining terms of the leases was approximately $89.5 million and, of this amount, subtenants had lease obligations to us in the aggregate amount of $11 million. The space we have subleased to others is, in some cases, at rates less than the amounts we are required to pay landlords and, of the aggregate obligations we had to landlords for unused space at October 2, 2009, approximately $22.8 million was attributable to space we were attempting to sublease. In the event one or more of our subtenants fails to make lease payments to us or otherwise defaults on their obligations to us, we could incur substantial unanticipated payment obligations to landlords. In addition, in the event tenants of space we own fail to make lease payments to us or otherwise default on their obligations to us, we could be required to seek new tenants and we cannot assure you that our efforts to do so would be successful or that the rates at which we could do so would be attractive. In the event our estimates regarding our ability to sublet our available space are incorrect, we would be required to adjust our restructuring reserves which could have a material impact on our financial results in the future.

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

Our (loss) income from continuing operations for fiscal 2009, 2008 and 2007 was $(26.9) million, $0.2 million, and $(167.4) million, respectively. These results have had a negative impact on our financial condition and operating cash flows. One of our primary sources of liquidity included borrowing under our credit facility, which expires on November 27, 2009. As permitted by the terms of the credit facility, we plan to repay any outstanding balance under this facility on or before May 27, 2010, through the collection of receivables in the ordinary course of business or out of our cash balances. However, we cannot assure you that our business will be profitable or that we will not incur additional substantial losses in the future. Additional operating losses, lower than expected product sales or our inability to restructure our outstanding indebtedness or obtain additional capital to repay our indebtedness obligations will adversely affect our cash flow and financial condition and could impair our ability to satisfy our indebtedness obligations as such obligations come due.

Our ability to use our net operating losses (“NOLs”) and other tax attributes to offset future taxable income could be limited by an ownership change and/or decisions by California and other states to suspend the use of NOLs.

We have significant NOLs, research and development (“R&D”) tax credits, capitalized R&D and amortizable goodwill available to offset our future U.S. federal and state taxable income. Our ability to utilize these NOLs and other tax attributes may be subject to significant limitations under Section 382 of the Internal Revenue Code (and applicable state law) if we undergo an ownership change. An ownership change occurs for purposes of Section 382 of the Internal Revenue Code if, among other things, 5% stockholders (i.e., stockholders who own or have owned

5% or more of our stock (with certain groups of less-than-5% stockholders treated as single stockholders for this purpose)) increase their aggregate percentage ownership of our stock by more than fifty percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant testing period. An issuance of our common stock in connection with or as part of an exchange offer for our debt securities or any other issuance of our common stock can contribute to or result in an ownership change under Section 382. Stock ownership for purposes of Section 382 of the Code is determined under a complex set of attribution rules, so that a person is treated as owning stock directly, indirectly (i.e., through certain entities) and constructively (through certain related persons and certain unrelated persons acting as a group). In the event of an ownership change, Section 382 imposes an annual limitation (based upon our value at the time of the ownership change, as determined under Section 382 of the Code) on the amount of taxable income a corporation may offset with NOLs. If we undergo an ownership change, Section 382 would also limit our ability to use R&D tax credits. In addition, if the tax basis of our assets exceeded the fair market value of our assets at the time of the ownership change, Section 382 could also limit our ability to use amortization of capitalized R&D and goodwill to offset taxable income for the first five years following an ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. As a result, our inability to utilize these NOLs, credits or amortization as a result of any ownership changes, could adversely impact our operating results and financial condition.

In addition, California and certain states have suspended use of NOLs for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use NOLs in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition.

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

In addition, prices of established products may decline, sometimes significantly and rapidly, over time. We believe that in order to remain competitive we must continue to reduce the cost of producing and delivering existing products at the same time as we develop and introduce new or enhanced products. We cannot assure you that we will be successful and as a result our gross margins may decline in future periods.

We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial condition and results of operations.

At October 2, 2009, we had $109.9 million of goodwill and $5.6 million of intangible assets, net, which together represented approximately 33% of our total assets. In periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. If our market capitalization drops below our book value for a prolonged period of time, if our assumptions regarding our future operating performance change or if other indicators of impairment are present, we may be required to write-down the value of our goodwill and acquisition-related intangible assets by taking a charge against earnings.

Our remaining goodwill is associated with our business. Overall financial performance declines in the first quarter of fiscal 2009 resulted in us performing an interim test for goodwill impairment related to such business. We determined that, despite a decline in this business, performance levels remained sufficient to support the related goodwill as of January 2, 2009. During the fourth fiscal quarter of 2009, we determined that the fair value of our business is greater than its carrying value and therefore there is no impairment of goodwill as of October 2, 2009. Because of the significance of our remaining goodwill and intangible asset balances, any future impairment of these assets could have a material adverse effect on our financial condition and results of operations, although, as a charge, it would have no effect on our cash flow. Significant impairments may also impact shareholders’ deficit.

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

Sales to our twenty largest customers, including distributors, represented approximately 87%, 83% and 82% of our net revenues in fiscal 2009, 2008 and 2007, respectively. For fiscal 2009, 2008 and 2007, there was one distributor that accounted for 23%, 23% and 23%, respectively, of our net revenues. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

•	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

•	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;

•	our customers’ perceptions of our liquidity and viability may have a negative impact on their decisions to incorporate our products into their own products;

•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;

•	our customers face intense competition from other manufacturers that do not use our products;

•	some of our customers offer or may offer products that compete with our products;

•	some of our customers’ liquidity may be negatively affected by continued uncertainty in global economic conditions; and

•	our smaller size after selling our BBA business, our cost-savings efforts and any future liquidity constraints may limit our ability to develop and deliver new products to customers.

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

Our products could become obsolete sooner than anticipated because of a faster than anticipated change in one or more of the technologies related to our products or in market demand for products based on a particular technology, particularly due to the introduction of new technology that represents a substantial advance over current technology. Currently accepted industry standards are also subject to change, which may contribute to the obsolescence of our products. Furthermore, as a smaller company following the sale of our BBA business, we might not be able to fund sufficient research and development to keep up with technological developments.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their patents and technology. Any litigation to determine the validity of claims that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling we could be required to:

•	pay substantial damages;

•	cease the manufacture, use or sale of infringing products, processes or technologies;

•	discontinue the use of infringing technology;

•	expend significant resources to develop non-infringing technology, which we may not be successful in developing; or

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all.

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

Our customers may need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. The lengthy period of time required also increases the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate sales to that customer. Thus, we may incur significant research and development, and selling, general and administrative expenses before we generate the related revenues for these products, and we may never generate the anticipated revenues if our customer cancels or changes its product plans. As a smaller company following the sale of our BBA business, exposure to lengthy sales cycles may increase the volatility of our revenue stream and common stock price.

Uncertainties involving the ordering and shipment of our products could adversely affect our business.

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 36%, 34% and 35% of our net revenues in fiscal 2009, 2008 and 2007, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other suppliers’ products and may not sell our products as quickly as forecasted, which may impact the distributors’ future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

We are dependent upon third parties for the manufacture, assembly and test of our products.

We are entirely dependent upon outside wafer fabrication facilities (known as foundries or fabs). Therefore, our revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer fabrication capacity. If the semiconductor industry experiences a shortage of wafer fabrication capacity in the future, we risk experiencing delays in access to key process technologies, production or shipments and increased manufacturing costs. Moreover, our foundry partners often require significant amounts of financing in order to build or expand wafer fabrication facilities. However, current unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased the level of liquidity in many financial markets and resulted in significant volatility in the credit and equity markets. These conditions may make it difficult for foundries to obtain adequate or historical levels of capital to finance the building or expansion of their wafer fabrication facilities, which would have an adverse impact on their production capacity and could in turn negatively impact our wafer output. In addition, certain of our suppliers have required that we keep in place standby letters of credit for all or part of the products we order. Such requirement, or a requirement that we pre-pay for all or part of vendor invoices or that we shorten our payment cycle times in the future, may negatively impact our liquidity and cash position, or may not be available to us due to our then current liquidity or cash position, and would have a negative impact on our ability to produce and deliver products to our customers on a timely basis.

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

Integrating acquired organizations and their products and services may be expensive, time-consuming and a strain on our resources and our relationships with employees and customers, and ultimately may not be successful. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our products and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and the integration of multiple operations could have an adverse effect on our business, results of operations or financial condition.

Moreover, in the event that we have unprofitable operations or products we may be forced to restructure or divest such operations or products. There is no guarantee that we will be able to restructure or divest such operations or products on a timely basis or at a value that will avoid further losses or that will successfully mitigate the negative impact on our overall operations or financial results.

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

Litigation could be costly and harmful to our business.

We are involved in various claims and lawsuits from time to time. For example, in February 2005, certain of our current and former officers and our Employee Benefits Plan Committee were named as defendants in a purported breach of fiduciary duties class action lawsuit that we recently settled for $3.25 million. Any of these claims or legal actions could adversely affect our business, financial position and results of operations and divert management’s attention and resources from other matters.

We currently operate under tax holidays and favorable tax incentives in certain foreign jurisdictions.

While we believe we qualify for these incentives that reduce our income taxes and operating costs, the incentives require us to meet specified criteria, which are subject to audit and review. We cannot assure that we will continue to meet such criteria and enjoy such tax holidays and incentives. If any of our tax holidays or incentives are terminated, our results of operations may be materially and adversely affected.

The price of our common stock may fluctuate significantly.

The price of our common stock is volatile and may fluctuate significantly. For example, since September 29, 2007, the price of our stock has ranged from a high of $14.80 per share to a low of $0.26 per share. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. In addition to the matters discussed in other risk factors included herein, some of the reasons for fluctuations in our stock price could include:

•	our operating and financial performance and prospects;

•	our ability to repay or restructure our debt;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	investor perception of us as a going concern and of our ability to operate successfully as a company with a smaller cash flow and with significant debt obligations;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial, domestic, international, economic and other market conditions;

•	proposed acquisitions by us or our competitors;

•	the hiring or departure of key personnel; and

•	adverse judgments or settlements obligating us to pay damages.

In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located in Newport Beach, California. Our other principal facility in the United States is located in Waltham, Massachusetts. Activities at these locations include research and development (including design centers) and operations functions. We also have facilities in India and China. The following table summarizes the locations and respective square footage of the facilities in which we operated at October 2, 2009 (square footage in thousands):

	Leased	Owned
	Square	Square
	Footage	Footage	Total

United States:
Newport Beach, California	145	51	196
Waltham, MA	29	—	29

	174	51	225
India	20	—	20
China	27	—	27
Other Asia	37	—	37
Europe	3	—	3

	261	51	312

As a result of our various reorganization and restructuring related activities, we also lease or own a number of domestic facilities in which we do not operate. At October 2, 2009, we had 554,000 square feet of vacant leased space and 456,000 square feet of owned space, of which approximately 88% is being sub-leased to third parties and 12% is currently vacant and offered for sublease. Included in these amounts are 389,000 square feet of owned space in Newport Beach that we have leased to Jazz Semiconductor, Inc., and 126,000 square feet of leased space in Newport Beach that we have sub-leased to Mindspeed Technologies, Inc. and 3,000 square feet of owned space in Newport Beach that we have leased to Skyworks Solutions, Inc.

We own approximately 25 acres of land in Newport Beach, California, including the land on which our 456,000 square feet of owned space is located (53,000 square feet occupied by us, 389,000 square feet leased to Jazz, 3,000 square feet leased to Skyworks, and 11,000 square feet leased to various others). We have determined that approximately 17 acres of this property currently zoned for light industrial use could be sold and/or re-developed under the current provisions of our lease agreement with Jazz. Under the passage of a new general plan for the City of Newport Beach in November 2006, we initiated efforts to re-zone the property for mixed use (e.g., residential, retail, etc.) and secure entitlements to maximize the value of this land. These efforts have been impacted by a lawsuit between the City of Newport Beach and City of Irvine. To provide adequate protection from the City of Irvine, the City of Newport Beach has requested that Conexant provide an Environmental Impact Report (EIR) specific to Conexant’s project in order to supplement the City of Newport Beach’s EIR report. To complete this EIR report it will take additional time and effort by Conexant and the City of Newport Beach. An exact date for when the entitlements will be completed is still unclear but efforts continue with the City of Newport Beach.

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

IPO Litigation — In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain GlobeSpan, Inc. officers and directors. The complaint alleged that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint was consolidated for purposes of discovery and other pretrial proceedings with class actions against more than 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. On June 10, 2009, the court gave preliminary approval, and on October 5, 2009, the court gave final approval, to a $586 million aggregate settlement of the consolidated class actions. For purposes of the settlement, the plaintiff classes do not include certain institutions allocated shares from the “institutional pots” in any of the public offerings at issue in the consolidated class actions and persons associated with those institutions. Pursuant to the terms of the settlement, the Company’s and the individual GlobeSpan defendants’ share of the cost of the settlement will be paid by GlobeSpan’s insurers. Several appeals have been taken from the approval of the settlement; at this time the Company does not believe that these appeals will have a material impact on the Company.

Class Action Suit — In February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiffs filed an amended complaint on August 11, 2005. The amended complaint alleged that the plaintiffs lost money in the Plan due to (i) poor Company merger-related performance, (ii) misleading disclosures by the Company regarding the merger, (iii) breaches of fiduciary duty regarding management of Plan assets, (iv) being encouraged to invest in Conexant Stock Fund, (v) being unable to diversify out of said fund and (vi) having the Company make its matching contributions in said fund. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiffs responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. The plaintiffs filed a notice of appeal on April 17, 2006. The appellate argument was held on April 19, 2007. On July 31, 2007, the Third Circuit Court of Appeals vacated the District Court’s order dismissing plaintiffs’ complaint and remanded the case for further proceedings. On August 27, 2008, the motion to dismiss was granted in part and denied in part. The judge left in claims against all of the individual defendants as well as against the Company. In January 2009, the Company and the plaintiffs agreed in principle to settle all outstanding claims in the litigation for $3.25 million. On May 21, 2009, plaintiffs’ attorneys filed with the District Court a motion asking the court to grant its preliminary approval of the proposed settlement and set a date for a final hearing on the settlement, after notice to the class, the obtaining of an allocation of the dollar recovery, and certain other preconditions set forth in the settlement agreement. By order dated June 18, 2009, the District Court granted preliminary approval of the proposed settlement and set September 11, 2009 as the date of the final Settlement Fairness hearing. On September 11, 2009 the Court approved the proposed settlement. In fiscal 2009, the Company deposited $3.25 million into an escrow account and anticipates that the settlement will be paid in December 2009.

Wi-Lan Litigation — On October 1, 2009, Wi-Lan, Inc. (“Wi-Lan”) filed a complaint in the United States District Court for the Eastern District of Texas accusing the Company of infringing one United States patent. Wi-Lan alleges that certain past sales from the Company’s former BBA business infringe the patent, which allegedly relates to Asymmetric Digital Subscriber Line (“ADSL”) technology. The Company has not been served with the complaint. The Company believes it does not infringe the Wi-Lan patent, and it will defend any lawsuit related to this patent. Wi-Lan and the Company have been engaged in licensing discussions concerning the asserted patent since April 2008 and those discussions continue.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended October 2, 2009.

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

Our common stock is traded on the NASDAQ Global Select Market (formerly the Nasdaq National Market) under the symbol “CNXT”. The following table lists the high and low intra-day sale prices for our common stock as reported by the NASDAQ Global Select Market for the periods indicated:

	High	Low

Fiscal year ended October 2, 2009:
Fourth quarter	$3.95	$1.11
Third quarter	1.74	0.68
Second quarter	0.86	0.26
First quarter	3.35	0.64
Fiscal year ended October 3, 2008:
Fourth quarter	$6.48	$2.68
Third quarter	6.60	4.30
Second quarter	9.00	3.50
First quarter	14.80	8.20

At November 23, 2009, there were approximately 27,866 holders of record of our common stock.

We have never paid cash dividends on our common stock. We are also currently prohibited from paying cash dividends under the terms of our floating rate senior secured notes indenture. Accordingly, we currently intend to retain any earnings for use in our business and to repay our indebtedness, and do not anticipate paying cash dividends in the foreseeable future.

Shareowner Return Performance Graph

Set forth below is a line graph comparing the cumulative total shareowner return on Conexant common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Nasdaq Electronic Components Index for the five-year period ended October 2, 2009. The graph assumes that $100 was invested in each of Conexant common stock, the Standard & Poor’s 500 Stock Index and the Nasdaq Electronic Components Index at the respective closing prices on September 30, 2004, the last trading day before the beginning of our fifth preceding fiscal year and that all dividends were reinvested, and is adjusted to give effect to Conexant’s June 30, 2008 reverse stock split. No cash dividends have been paid or declared on Conexant common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Conexant Systems, Inc., The S&P 500 Index
And The NASDAQ Electronic Components Index

*	$100 invested on 9/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/04	9/05	9/06	9/07	9/08	9/09
Conexant Systems, Inc.	100.00	111.88	125.00	75.00	25.06	17.13
S&P 500	100.00	112.25	124.37	144.81	112.99	105.18
NASDAQ Electronic Components	100.00	118.95	112.83	137.42	95.53	98.63

Item 6.	Selected Financial Data

On August 24, 2009, the Company completed the sale of its Broadband Access (BBA) business to Ikanos Communications, Inc. (“Ikanos”). Assets sold pursuant to the agreement with Ikanos include, among other things, specified patents, inventory, contracts and tangible assets. Ikanos assumed certain liabilities, including obligations under transferred contracts and certain employee-related liabilities. We also granted to Ikanos a license to use certain of the Company’s retained technology assets in connection with Ikanos’s current and future products in certain fields of use, along with a patent license covering certain of the Company’s retained patents to make, use, and sell such products (or, in some cases, components of such products).

In August 2008, Conexant completed the sale of its Broadband Media Processing (BMP) business unit. The selected financial data for all periods have been restated to reflect the BMP and BBA businesses as discontinued operations.

The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Fiscal Year Ended
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Statement of Operations Data:
Net revenues	$208,427	$331,504	$360,703	$485,571	$428,134
Cost of goods sold(1)(2)	86,674	137,251	161,972	223,809	260,644
Gain on cancellation of supply agreement(3)	—	—	—	(17,500)	—

Gross margin	121,753	194,253	198,731	279,262	167,490
Operating expenses:
Research and development(2)	51,351	58,439	91,885	101,274	127,990
Selling, general and administrative(2)	62,740	77,905	80,893	89,863	85,169
Amortization of intangible assets	2,976	3,652	9,555	18,450	19,769
Gain on sale of intellectual property(4)	(12,858)	—	—	—	—
Asset impairments(5)	5,672	277	225,380	85	3,761
Special charges(6)	18,983	18,682	8,360	3,731	27,501

Total operating expenses	128,864	158,955	416,073	213,403	264,190

Operating (loss) income	(7,111)	35,298	(217,342)	65,859	(96,700)
Interest expense	21,148	27,804	36,953	32,567	28,123
Other (income) expense, net	(5,025)	9,223	(36,505)	14,281	(106,080)

(Loss) income from continuing operations before income taxes and (loss) gain on equity method investments	(23,234)	(1,729)	(217,790)	19,011	(18,743)
Provision for income taxes	871	849	798	889	1,203

(Loss) income from continuing operations before (loss) gain on equity method investments	(24,105)	(2,578)	(218,588)	18,122	(19,946)
(Loss) gain on equity method investments	(2,807)	2,804	51,182	(8,164)	(10,642)

(Loss) income from continuing operations	(26,912)	226	(167,406)	9,958	(30,588)
Gain on sale of discontinued operations, net of tax(7)	39,170	6,268	—	—	—
Loss from discontinued operations, net of tax(2)(7)	(17,521)	(306,670)	(235,056)	(132,549)	(145,402)

Net loss	$(5,263)	$(300,176)	$(402,462)	$(122,591)	$(175,990)

	Fiscal Year Ended
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

(Loss) income per share from continuing operations — basic	$(0.54)	$0.00	$(3.42)	$0.21	$(0.65)

(Loss) income per share from continuing operations — diluted	$(0.54)	$0.00	$(3.42)	$0.20	$(0.65)

Gain per share from sale of discontinued operations — basic and diluted	$0.78	$0.13	$0.00	$0.00	$0.00

Loss per share from discontinued operations — basic	$(0.35)	$(6.21)	$(4.80)	$(2.77)	$(3.09)

Loss per share from discontinued operations — diluted	$(0.35)	$(6.18)	$(4.80)	$(2.71)	$(3.09)

Net loss per share — basic	$(0.11)	$(6.08)	$(8.22)	$(2.56)	$(3.74)

Net loss per share — diluted	$(0.11)	$(6.05)	$(8.22)	$(2.51)	$(3.74)

Balance Sheet Data at Fiscal Year End:
Working capital(8)	$42,047	$115,617	$318,360	$127,635	$125,856
Total assets	350,850	446,403	985,969	1,573,625	1,581,524
Short-term debt	28,653	40,117	80,000	80,000	—
Current portion of long-term debt(9)	61,400	17,707	58,000	188,375	196,825
Long-term obligations(9)	312,089	430,034	523,422	601,189	599,007
Shareholders’ (deficit) equity	(118,551)	(136,734)	146,515	510,098	569,093

(1)	In fiscal 2005, in response to lower market prices and reduced end-customer demand for our products, we recorded $32.3 million of inventory charges to establish additional excess and obsolete inventory reserves and a write-down of inventory to lower of cost or market.

(2)	We adopted FASB ASC 718-10 (Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,”) on October 1, 2005. As a result, stock-based compensation expense included within cost of goods sold, research and development expense, and selling, general and administrative expense in fiscal 2009, 2008, 2007 and 2006 is based on the fair value of all stock options, stock awards and employee stock purchase plan shares. Stock-based compensation expense for earlier periods is based on the intrinsic value of acquired or exchanged unvested stock options in business combinations, which is in accordance with previous accounting standards. Non-cash employee stock-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended
	2009	2008	2007	2006	2005

Cost of goods sold	$247	$370	$426	$382	$—
Research and development	869	2,725	6,157	9,249	3,027
Selling, general and administrative	3,736	9,185	7,271	19,312	1,881
Loss from discontinued operations, net of tax	868	3,589	5,897	16,632	7,142

(3)	In fiscal 2006, Conexant and Jazz Semiconductor, Inc. (Jazz) terminated a wafer supply and services agreement. In lieu of credits towards future purchases of product from Jazz, we received additional shares of Jazz common stock and recorded a gain of $17.5 million.

(4)	In fiscal 2009, we recorded a $12.9 million gain on sale of intellectual property.

(5)	In fiscal 2007, we recorded $184.7 million of goodwill impairment charges, $30.3 million of intangible impairment charges and $6.1 million of property, plant and equipment impairment charges associated with our Embedded Wireless Network products.

(6)	Special charges include the following related to the settlement of legal matters and restructuring charges (in thousands):

	Fiscal Year Ended
	2009	2008	2007	2006	2005

Legal settlements	$3,475	$—	$1,497	$—	$3,255
Restructuring charges	15,116	11,539	7,227	3,641	18,707

(7)	As a result of our decision to sell certain assets and liabilities of the BMP and BBA business units in fiscal 2008 and 2009, respectively, the results of the BMP and BBA business and the gain on sale of the BMP business are reported as discontinued operations for all periods presented.

(8)	Working capital is defined as current assets minus current liabilities.

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

In November 2006, we issued $275.0 million aggregate principal amount of floating rate senior secured notes due November 2010. Proceeds from this issuance, net of fees, were approximately $268.1 million. We used the net proceeds of this offering, together with available cash, cash equivalents and marketable securities on hand, to retire our outstanding $456.5 million aggregate principal amount of convertible subordinated notes in February 2007. Because the net proceeds from this offering were used to repay at maturity a portion of the convertible subordinated notes due February 2007, $268.1 million of the $456.5 million convertible subordinated notes has been reclassified as long-term debt on our consolidated balance sheet as of September 29, 2006, as required by the Segment Reporting topics of the FASB ASC 470-10 (SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced”).

Subsequent to October 2, 2009, the Company issued a redemption notice announcing that it will redeem all of the remaining $61.4 million senior secured notes on December 18, 2009. The redemption price will be equal to 101% of the principal amount of the senior secured notes plus accrued and unpaid interest to the redemption date. Accordingly, the remaining $61.4 million senior secured notes have been classified as current in the Company’s consolidated balance sheets as of October 2, 2009.

(9)	As discussed in note (8) above, $268.1 million of the $456.5 million convertible subordinated notes due February 2007 were reclassified as long-term debt on our consolidated balance sheet as of September 29, 2006, as required by the Segment Reporting topics of the FASB ASC 470-10 (SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Report and the Risk Factors included in Part I, Item 1A of this report, as well as other cautionary statements and risks described elsewhere in this report.

Overview

We design, develop and sell semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for imaging, audio, embedded-modem, and video applications. These solutions include a comprehensive portfolio of imaging solutions for multifunction printers (MFPs), fax platforms, and “connected” frame market segments. Our audio solutions include high-definition (HD) audio integrated circuits, HD audio codecs, and speakers-on-a-chip solutions for personal computers, PC peripheral sound systems, audio subsystems, speakers, notebook docking stations, voice-over-IP speakerphones, intercom, door phone, and audio-enabled surveillance applications. We also offer a full suite of embedded-modem solutions for set-top boxes, point-of-sale systems, home automation and security systems, and desktop and notebook PCs. Additional products include decoders and media bridges for video surveillance and security applications, and system solutions for analog video-based multimedia applications.

Our fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. Fiscal year 2009 was a 52-week year and ended on October 2, 2009. Fiscal year 2008 was a 53-week year and ended on October 3, 2008. Fiscal year 2007 was a 52-week year and ended on September 28, 2007.

Business Enterprise Segments

The Company operates in one reportable segment. As required by the Segment Reporting topics of the FASB ASC 280-10 (SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), standards are established for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Following the sale of the Company’s Broadband Access Products (“BBA”) operating segment, the results of which have been classified in discontinued operations, the Company has one remaining operating segment, comprised of one reporting unit, which was identified based upon the availability of discrete financial information and the chief operating decision makers regular review of the financial information for this operating segment.

In August 2009, we completed the sale of certain assets related to the BBA business to Ikanos Communications, Inc. In August 2008, we completed the sale of our BMP business to NXP. As a result, the operations of the BMP business and the BBA business have been reported as discontinued operations for all periods presented.

Results of Operations

Net Revenues

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times per year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with FASB ASC 605-15 (Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists”).

Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. At October 2, 2009 and October 3, 2008, deferred revenue related to shipments of products for which we have on-going performance obligations was $0.1 million and $0.2 million, respectively.

Our net revenues decreased 37% to $208.4 million in fiscal 2009 from $331.5 million in fiscal 2008. This decrease was primarily driven by a 21% decrease in average selling prices (ASPs) and a 20% decrease in unit volume shipments. The revenue decline was primarily driven by the economic downturn combined with the modem business de-bundling trend and lower shipments of legacy wireless products.

The global economic recession severely dampened semiconductor industry sales in fiscal 2009. Weakening demand for the major drivers of semiconductor sales, which includes automotive products, personal computers, consumer electronics, and corporate information technology products, resulted in a sharp drop in semiconductor industry sales. Demand for all of our products has experienced significant decline in line with the industry decline. Revenues in the fiscal year ended October 2, 2009 were lower compared to the fiscal year ended October 3, 2008 primarily as a result of the effects of the overall economic environment. Facing these challenges, the Company has reduced its operating costs and managed its working capital, while continuing to focus on delivering innovative products to gain market share. Management believes it reached the bottom of its revenue cycle in the fiscal quarter ended April 3, 2009 and sees signs of market stabilization, evidenced by stronger quarter-over-quarter orders that support this belief.

Our net revenues decreased 8% to $331.5 million in fiscal 2008 from $360.7 million in fiscal 2007. This decline was driven by a 16% decrease in average selling prices (ASPs) which was offset slightly by a 5% increase in unit volume shipments. These declines were partially offset by approximately $14.7 million of non-recurring revenue from the buyout of a future royalty stream in fiscal 2008.

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

Our gross margin percentage for fiscal 2009 was 58.4% compared with 58.6% for fiscal 2008. Our gross margin percentage for fiscal 2008 includes a non-recurring royalty buyout of $14.7 million that occurred in the first quarter. The royalty buyout contributed 1.9% to our gross margin percentage during fiscal 2008. The increase in gross margin percentage is attributable to product cost reduction efforts and improved inventory management, resulting in lower excess and obsolete (E&O) inventory provisions as a percentage of sales.

Our gross margin percentage for fiscal 2008 was 58.6% compared with 55.1% for fiscal 2007. Our gross margin percentage for fiscal 2008 includes a non-recurring royalty buyout of $14.7 million that occurred in the first quarter. The royalty buyout contributed 1.9% to our gross margin percentage during fiscal 2008. The remaining increase in gross margin percentage is attributable to product cost reduction efforts and favorable product mix.

We assess the recoverability of our inventories on a quarterly basis through a review of inventory levels in relation to foreseeable demand, generally over the following twelve months. Foreseeable demand is based upon available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During fiscal 2009, we recorded $0.7 million of net credits for E&O inventory. During fiscal 2008, we recorded $5.6 million of net charges for E&O inventory. Activity in our E&O inventory reserves for fiscal 2009 and 2008 was as follows (in thousands):

	Fiscal Year Ended
	2009	2008

E&O reserves, beginning of period	$12,579	$11,986
Additions	2,159	7,309
Release upon sales of product	(2,904)	(1,733)
Scrap	(5,669)	(4,003)
Standards adjustments and other	227	(980)

E&O reserves, end of period	$6,392	$12,579

We review our E&O inventory balances at the product level on a quarterly basis and regularly evaluate the disposition of all E&O inventory products. It is possible that some of these reserved products will be sold, which will benefit our gross margin in the period sold. During fiscal 2009 and 2008, we sold $2.9 million and $1.7 million, respectively, of reserved products.

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

On a quarterly basis, we also assess the net realizable value of our inventories. When the estimated ASP, less costs to sell our inventory, falls below our inventory cost, we adjust our inventory to its current estimated market value. During fiscal 2009 there were no charges to adjust product costs to their estimated market values. Increases to the lower of cost or market (LCM) inventory reserves may be required based upon actual ASPs and changes to our current estimates, which would impact our gross margin percentage in future periods.

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

R&D expense decreased $7.1 million, or 12% in fiscal 2009 compared to fiscal 2008. The decrease is due to a 17% reduction in R&D headcount from September 2008 to September 2009, driven by restructuring activities and cost cutting measures, partially offset by our ongoing cost associated with our acquisition of the Freescale “SigmaTel” design center.

R&D expense decreased $33.4 million, or 36%, in fiscal 2008 compared to fiscal 2007. The decrease is due to a 54% reduction in R&D headcount from September 2007 to September 2008. Other restructuring activities and cost cutting measures also contributed to the reduction in R&D expense.

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

SG&A expense decreased $15.2 million, or 19%, in fiscal 2009 compared to fiscal 2008. The decrease is primarily due to the 30% decline in SG&A headcount from September 2008 to September 2009 resulting from restructuring activities and cost cutting measures.

SG&A expense decreased $3.0 million, or 4%, in fiscal 2008 compared to fiscal 2007. The decrease is primarily due to the 33% decline in SG&A headcount from September 2007 to September 2008 resulting from restructuring activities and cost cutting measures. The majority of the headcount decrease occurred at the end of the fiscal year, as a result of the BMP business unit sale.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our remaining intangible assets are being amortized over a weighted-average period of approximately 5.3 years.

Amortization expense decreased $0.7 million, or 19%, in fiscal 2009 compared to fiscal 2008. The decrease in amortization expense is primarily attributable to the completion of amortization on an intangible asset in the third quarter of fiscal 2009.

Amortization expense decreased $5.9 million, or 62%, in fiscal 2008 compared to fiscal 2007. The decrease in amortization expense is primarily attributable to the impairment of the intangible assets related to our former wireless business unit recognized in the fourth quarter of fiscal 2007.

Asset Impairments

During fiscal 2009, we recorded impairment charges of $10.8 million, consisting primarily of an $8.3 million impairment of a patent license with Freescale Semiconductor, Inc., land and fixed asset impairments of $1.4 million, electronic design automation (“EDA”) tool impairments of $0.8 million, intangible asset impairments of $0.3 million. Asset impairments recorded in continuing operations were $5.7 million, asset impairments related to the BMP and BBA business units of $5.1 million were recorded in discontinued operations.

As a result of the sale of our BBA business and decrease in revenues in the continuing business, the Company determined that the technology license with Freescale Semiconductor Inc. had no value and therefore recorded an impairment charge of $8.3 million for the license, of which $3.3 million was recorded in discontinued operations and $5.0 million in operating expenses in the year ended October 2, 2009.

During fiscal 2008, we continued our review and assessment of the future prospects of its businesses, products and projects with particular attention given to the BBA business unit. The challenges in the competitive DSL market resulted in the net book value of certain assets within the BBA business unit to be considered not fully recoverable. As a result, we recorded impairment charges of $108.8 million related to goodwill, $1.9 million related to intangible assets, $6.5 million related to property, plant and equipment and $3.4 million related to EDA tools. The impairment charges have been included in net loss from discontinued operations.

During fiscal 2008, we reevaluated our reporting unit operations with particular attention given to various scenarios for the BMP business. The determination was made that the net book value of certain assets within the BMP business unit were considered not fully recoverable. As a result, we recorded impairment charges of $119.6 million related to goodwill, $21.1 million related to EDA tools and technology licenses and $2.1 million related to property, plant and equipment, respectively. The impairment charges have been included in net loss from discontinued operations.

Asset impairment charged to continuing operations in fiscal 2008 of $0.3 million consisted primarily of property, plant and equipment charges.

Special Charges

	Fiscal Year Ended
	October 2,	October 3,	September 28,
	2009	2008	2007
		(In thousands)

Litigation charges	$3,475	$—	$1,497
Restructuring charges	15,116	11,539	7,227
Voluntary Early Retirement Plan (“VERP”) settlement charge	—	6,294	—
Loss on disposal of property	392	961	—
Other special charges	—	(112)	(364)

	$18,983	$18,682	$8,360

Special charges for fiscal 2009 consisted primarily of restructuring charges due to reduction of subtenant income from restructured office space and $3.5 million for a settlement of our class action lawsuit related to our 401(k) plan.

Special charges for fiscal 2008 consisted primarily of restructuring charges of $11.5 million that were primarily comprised of employee severance and termination benefit costs related to our fiscal 2008 restructuring actions. In addition, we incurred a charge of $6.3 million related to the settlement of our liability related to the VERP via the purchase of a non-participating annuity contract.

Special charges for fiscal 2007 consisted primarily of a $1.5 million charge for the settlement of our litigation with British Telecom and Conference America and restructuring charges of $7.2 million that were primarily comprised of employee severance and termination benefit costs related to our fiscal 2007 restructuring actions and, to a lesser extent, facilities related charges mainly resulting from the accretion of rent expense related to our fiscal 2005 restructuring action.

Interest Expense

Interest expense decreased $6.7 million, or 24% during fiscal 2009 compared to fiscal 2008. The decrease is primarily attributable to lower debt balances due to repurchase of $133.6 million of debt in 2008 and lower interest rates on our remaining variable rate debt.

Interest expense decreased $9.1 million, or 25% during fiscal 2008 compared to fiscal 2007. The decrease is primarily attributable to the repurchase of $53.6 million and $80.0 million of our senior secured notes in March and September 2008, respectively, debt refinancing activities implemented in fiscal 2007 and declines in interest rates on our variable rate debt.

Other (Income) Expense, Net

	Fiscal Year Ended
	2009	2008	2007

Investment and interest income	$(1,747)	$(7,237)	$(13,833)
(Increase) decrease in the fair value of derivative instruments	(4,508)	14,974	952
Impairment of equity securities	2,770	—	—
Loss on rental property	—	1,435	—
Loss on swap termination	1,087	—	—
Gains on investments in equity securities	(1,856)	(896)	(17,016)
Other	(771)	947	(6,608)

Other (income) expense, net	$(5,025)	$9,223	$(36,505)

Other income, net for fiscal 2009 was primarily comprised of a $4.5 million increase in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock, $1.9 million in gains on sales of equity securities, $1.7 million of investment and interest income on invested cash balances offset by $2.8 million of impairments on equity securities and a $1.1 million realized loss on the termination of interest rate swaps.

Other expense, net for fiscal 2008 was primarily comprised of $7.2 million of investment and interest income on invested cash balances, a $15.0 million decrease in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock and $1.4 million of expense related to a rental property.

Other income, net for fiscal 2007 was primarily comprised of $13.8 million of investment and interest income on invested cash balances, $17.0 million of gains on investments in equity securities, including primarily the gain of $16.3 million on the sale of our Skyworks shares and investment credits realized on asset disposals.

Provision for Income Taxes

In fiscal 2009, 2008 and 2007, we recorded income tax provisions of $0.9 million, $0.8 million and $0.8 million, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets. Unless there is a change of ownership under Section 382 of the Internal Revenue Code, as amended, which would limit our ability to utilize our deferred tax assets, we expect this to continue for the foreseeable future. We expect our tax provision in future years to decrease slightly due to the contraction of our business activities outside of the U.S., primarily in India and China, partially offset by the scheduled expiration of certain tax holidays in India in fiscal 2010.

As of October 2, 2009, we had approximately $1.3 billion of net deferred income tax assets, which are primarily related to U.S. federal income tax net operating loss (NOL) carryforwards and capitalized R&D expenses and which can be used to offset taxable income in subsequent years. Approximately $766 million of the NOL carryforwards were acquired in business combinations, and under FASB ASC 805-10 (SFAS 141R), which will be effective in fiscal 2010, the benefit of which, if any, will decrease our provision for income taxes. The deferred tax assets acquired in the merger with GlobespanVirata are subject to limitations imposed by section 382 of the Internal Revenue Code, as amended. Such limitations are not expected to impair our ability to utilize these deferred tax assets. As of October 2, 2009, we have a valuation allowance recorded against all of our U.S. and state deferred tax assets and foreign operations have recorded a net deferred tax liability of $0.5 million. We do not expect to recognize any domestic income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized.

On September 29, 2007, the Company adopted the provisions of the FASB ASC 740-10 (FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”), which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FASB ASC 740-10 (FIN 48), a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FASB ASC 740-10 (FIN 48) also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Adopting FASB ASC 740-10 (FIN 48) had the following impact on the Company’s financial statements: increased long-term liabilities by $5.9 million and retained deficit by $0.8 million and decreased its long-term assets by $0.3 million and current income taxes payable by $5.3 million. As of September 29, 2007, the Company had $74.4 million of unrecognized tax benefits of which $5.2 million, if recognized, would affect its effective tax rate. As of October 2, 2009 and October 3, 2008, the Company had $73.8 million and $77.3 million, respectively, of unrecognized tax benefits of which $8.6 million and $7.7 million, respectively, if recognized, would affect its effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in provision for income taxes. As of October 2, 2009 and October 3, 2008, the Company had accrued interest and penalties related to uncertain tax positions of $1.2 million and $0.9 million, respectively, net of income tax benefit on its balance sheet.

The Company is subject to income taxes in both the United States and numerous foreign jurisdictions and has also acquired and divested certain businesses for which it has retained certain tax liabilities. In the ordinary course of our business, there are many transactions and calculations in which the ultimate tax determination is uncertain and significant judgment is required in determining our worldwide provision for income taxes. The Company and its acquired and divested businesses are regularly under audit by tax authorities. Although the Company believes its tax estimates are reasonable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and accruals. Based on the results of an audit, a material effect on the Company’s income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitation. The fiscal years 2006 through 2009 generally remain subject to examination by federal and most state tax authorities. The Company is subject to income tax in many jurisdictions outside the U.S., none of which are individually material to its financial position, statement of cash flows, or results of operations.

Gain (Loss) on Equity Method Investments

Gain (loss) on equity method investments includes our share of the earnings or losses of the investments that are recorded under the equity method of accounting, as well as the gains and losses recognized on the sale of our equity method investments.

Loss on equity method investments for fiscal 2009 was $2.8 million. Gain on equity method investments for fiscal 2008 was $2.8 million.

Gain on equity method investments for fiscal 2007 primarily consisted of a $50.3 million gain from the sale of our investment in Jazz.

Loss from Discontinued Operations, net of tax

Loss from discontinued operations, net of tax consists of the operating results of our discontinued BMP and BBA businesses. For the fiscal years 2009, 2008 and 2007, BMP and BBA operations consisted of the following:

	October 2,	October 3,	September 28,
	2009	2008	2007

Net revenues	$116,590	$351,179	$448,166
Cost of goods sold	59,680	212,823	288,565

Gross margin	56,910	138,356	159,601
Operating expenses:
Research and development	40,085	141,395	186,800
Selling, general and administrative	4,863	18,429	26,137
Amortization of intangible assets	4,430	12,492	12,544
Asset impairments	5,164	262,177	132,363
Special charges	14,518	2,791	20,844

Total operating expenses	69,060	437,284	378,688

Operating loss	(12,150)	(298,928)	(219,087)
Interest expense	2,741	12,836	12,033
Other expense (income), net	1,132	(9,682)	357

Loss from continuing operations before income taxes	(16,023)	(302,082)	(231,477)
Provision for income taxes	1,498	4,588	3,579

Loss from discontinued operations, net of tax	$(17,521)	$(306,670)	$(235,056)

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, sales of non-core assets, borrowings and operating cash flow. In addition, the Company has generated additional liquidity in the past through the sale of equity securities and may from time to time do so in the future.

Our cash and cash equivalents increased $19.5 million between October 3, 2008 and October 2, 2009. The increase was primarily due to $44.6 million of proceeds from the sale of our BBA business, $18.4 million of proceeds from a common stock offering, $18.3 million from the release of restricted cash in connection with a letter of credit with a vendor, $14.5 million of proceeds from the sale of intellectual property, $10.4 million proceeds from the resolution of divestiture/acquisition related escrows, $8.5 million of cash provided by operations, $2.5 million from the return of collateral deposits on interest rate swaps and $2.3 million proceeds from sales of equity securities offset by $80 million of payments in connection with repurchases and retirements of long-term debt, $12.4 million net repayments on short-term debt, $4.2 million of net payments for acquisitions and $2.8 million of payments for termination of interest rate swaps.

At October 2, 2009, we had a total of $250 million aggregate principal amount of convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest. The Company has entered into, and intends to continue to enter into, privately negotiated agreements to exchange a portion of its outstanding convertible subordinated notes for equity securities, cash or a combination thereof.

At October 2, 2009, we also had a total of $61.4 million aggregate principal amount of floating rate senior secured notes outstanding. The sale of the our investment in Jazz Semiconductor, Inc. (Jazz) in February 2007 and the sale of two other equity investments in January 2007 qualified as asset dispositions requiring us to make offers to repurchase a portion of the notes no later than 361 days following the February 2007 asset dispositions. Based on the proceeds received from these asset dispositions and our cash investments in assets (other than current assets) related to our business made within 360 days following the asset dispositions, we were required to make an offer to repurchase not more than $53.6 million of the senior secured notes, at 100% of the principal amount plus any accrued and unpaid interest in February 2008. As a result of 100% acceptance of the offer by our bondholders, $53.6 million of the senior secured notes were repurchased during the second quarter of fiscal 2008. We recorded a pretax loss on debt repurchase of $1.4 million during the second quarter of fiscal 2008 that included the write-off of deferred debt issuance costs.

Following the sale of the BMP business unit, we made an offer to repurchase $80.0 million of the senior secured notes at 100% of the principal amount plus any accrued and unpaid interest in September 2008. As a result of the 100% acceptance of the offer by our bondholders, $80.0 million of the senior secured notes were repurchased during the fourth quarter of fiscal 2008. We recorded a pretax loss on debt repurchase of $1.6 million during the fourth quarter of fiscal 2008 that included the write-off of deferred debt issuance costs. The pretax loss on debt repurchase of $1.6 million has been included in net loss from discontinued operations. Due to the receipt of proceeds in excess of the $80.0 million repurchase and other cash investments in assets, $17.7 million of the senior secured notes was classified as current liabilities on the accompanying consolidated balance sheet as of October 3, 2008.

Following the sale of the BBA business unit, the Company made an offer to repurchase $73.0 million of the senior secured notes at 100% of the principal amount plus any accrued and unpaid interest in August 2009. As a result of the 100% acceptance of the offer by the Company’s bondholders, $73.0 million of the senior secured notes were repurchased during the fourth quarter of fiscal 2009. In a separate transaction in the fourth quarter of fiscal 2009, the Company purchased an additional $7.0 million of the senior secured notes at 100% of the principal amount plus any accrued and unpaid interest. The Company recorded a pretax loss on debt repurchase of $0.9 million during the fourth quarter of fiscal 2009 that included the write-off of deferred debt issuance costs, $0.4 million was recorded in interest expense in continuing operations, and $0.5 million was recorded in net loss from discontinued operations.

Subsequent to October 2, 2009, the Company issued a redemption notice announcing that it will redeem all of the remaining $61.4 million senior secured notes on December 18, 2009. The redemption price will be equal to

101% of the principal amount of the senior secured notes plus accrued and unpaid interest to the redemption date. Accordingly, the remaining $61.4 million senior secured notes have been classified as current in the Company’s consolidated balance sheets as of October 2, 2009.

We also have a $50.0 million credit facility with a bank (the “credit facility”), under which we had borrowed $28.7 million as of October 2, 2009. This credit facility expires on November 27, 2009. As permitted by the terms of the credit facility, we plan to repay any outstanding balance under the credit facility on or before May 27, 2010 through the collection of receivables in the ordinary course of business or out of our cash balances.

In September 2009, the Company raised net proceeds of approximately $18.4 million in a common stock offering and used the proceeds for general corporate purposes, including the repayment of indebtedness and for capital expenses. In October 14, 2009, the Company’s underwriter exercised its over-allotment option to purchase additional shares of the company’s common stock. Net proceeds to the Company, after expenses, were approximately $2.6 million.

Recent tightening of the credit markets and unfavorable economic conditions have led to a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets. As demonstrated by recent activity, we were able to access the equity markets to raise cash in September 2009. However, there is no assurance that we will be able to do so in future periods or on similar terms and conditions. In addition, if signs of improvement in the global economy do not progress as expected and the economic slowdown continues or worsens, our business, financial condition, cash flow and results of operations will be adversely affected. If that happens, our ability to access the capital or credit markets may worsen and we may not be able to obtain sufficient capital to repay our $250 million principal amount of our convertible subordinated notes when they become due in March 2026 or earlier as a result of the mandatory repurchase requirements. The first mandatory repurchase date for the convertible subordinated notes is March 1, 2011. In addition to the equity offering mentioned above, we have completed certain business restructuring activities including the sale of our BMP and BBA businesses for cash as well as operating expense reductions which have improved our financial performance. We also initiated various actions including the exchange of new securities for a portion of our outstanding convertible subordinated notes and the repurchase of our outstanding senior secured notes. We will continue to explore other restructuring and re-financing alternatives as well as supplemental financing alternatives including, but not limited to, an accounts receivable credit facility. In the event we are unable to satisfy or refinance all of our outstanding debt obligations as the obligations are required to be paid, we will be required to consider strategic and other alternatives, including, among other things, the sale of assets to generate funds, the negotiation of revised terms of our indebtedness, additional exchanges of our existing indebtedness obligations for new securities and additional equity offerings. We have retained financial advisors to assist us in considering these strategic, restructuring or other alternatives. There is no assurance that we would be successful in completing any of these alternatives. Further, we may not be able to refinance any portion of our debt on favorable terms or at all. Our failure to satisfy or refinance any of our indebtedness obligations as they come due, including through additional exchanges of new securities for existing indebtedness obligations or additional equity offerings, would result in a default and potential acceleration of our remaining indebtedness obligations and would have a material adverse effect on our business.

Given these actions taken to date, we believe that our existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.

Cash flows are as follows (in thousands):

	Fiscal Year Ended
	October 2,	October 3,	September 28
	2009	2008	2007

Net cash provided by (used in) operating activities	$8,476	$(18,350)	$(11,851)
Net cash provided by investing activities	85,404	63,515	205,179
Net cash used in financing activities	(74,378)	(174,887)	(183,349)

Net increase (decrease) in cash and cash equivalents	$19,502	$(129,722)	$9,979

Cash provided by operating activities was $8.5 million for fiscal 2009 compared to $18.4 million used in operating activities in fiscal 2008. During fiscal 2009, we used $18.3 million of cash in operations and generated $26.8 million for working capital (accounts receivable, inventories, accounts payable and other accrued expenses). The changes in working capital were primarily driven by a $19.2 million decrease in accounts receivable and a $15.9 million decrease in inventories offset by a $10.3 million decrease in accounts payable and a $2.0 million increase in other accrued expenses. The decreases in accounts receivable, inventories and accounts payable were primarily driven by the sale of the BBA business and overall lower business volume.

Cash used in operating activities was $18.4 million for fiscal 2008 compared to $11.9 million for fiscal 2007. During fiscal 2008, we generated $36.9 million of cash from operations and used $54.1 million for working capital (accounts receivable, inventories, accounts payable and other accrued expenses). The changes in working capital were primarily driven by a $45.0 million decrease in accounts payable due to overall lower business volumes, primarily driven by the sale of the BMP business, as well as a decrease in accrued liabilities related to the payment of an $18.5 million litigation settlement in the first quarter of fiscal 2008. These decreases were offset by a $32.6 million decrease in accounts receivable due to the overall lower business volumes, which were primarily attributable to the sale of the BMP business.

Cash provided by investing activities was $85.4 million for fiscal 2009 compared to $63.5 million for fiscal 2008. Cash provided by investing activities is primarily related to the $44.6 million in proceeds on the sale of the BBA business, $18.3 million in release of restricted cash, $14.5 million from sale of intellectual property and $10.4 million of proceeds from resolution of acquisition related escrow.

Cash provided by investing activities was $63.5 million for fiscal 2008 compared to $205.2 million for fiscal 2007. Cash provided by investing activities is primarily related to the $95.4 million in proceeds on the sale of the BMP business, offset by the restriction of $18.0 million to secure a stand-by letter of credit related to one of our suppliers and $16.1 million used to purchase a multi function printer imaging product business from SigmaTel.

Cash used in financing activities was $74.4 million for fiscal 2009 compared to $174.9 million for fiscal 2008. Cash used in financing activities is primarily comprised of our repurchase of our senior secured notes of $80 million and net repayments on our short-term debt of $12.4 million offset by proceeds from a common stock offering of $18.4 million.

Cash used in financing activities was $174.9 million for fiscal 2008 compared to $183.3 million for fiscal 2007. Cash used in financing activities is primarily comprised of senior secured note repurchases of $133.6 million and a $40.1 million decrease in our short-term line of credit.

Contractual Obligations and Commitments

Contractual obligations at October 2, 2009 were as follows:

	Payments Due by Period
		Less Than				More Than
	Total	1 Year	1 Year	2 Years	3-5 Years	5 Years
			(In thousands)

Long-term debt	$250,000	$—	$250,000	$—	$—	$—
Short-term debt	90,053	90,053	—	—	—	—
Interest on debt	15,960	10,960	5,000	—	—	—
Operating leases	111,957	19,446	15,661	13,704	27,950	35,196
Purchase commitments	13,496	10,083	1,834	1,579	—	—

	$481,466	$130,542	$272,495	$15,283	$27,950	$35,196

As discussed above, the holders of the $250.0 million convertible subordinated notes due March 2026 could require us to repurchase all or part of their notes as early as March 1, 2011. As a result, the convertible subordinated notes are presented as being due in less than two years in the table above.

At October 2, 2009, the Company had many sublease arrangements on operating leases for terms ranging from near term to approximately eight years. Aggregate scheduled sublease income based on current terms is approximately $13.9 million and is not reflected in the table above.

In addition to the amounts shown in the table above, as of October 2, 2009 we have also recorded liabilities in accordance with FASB ASC 740-10 (FIN 48) of $9.8 million for unrecognized tax benefits, which includes $1.1 million and $0.1 million for potential interest and penalties, respectively, related to these unrecognized tax benefits. We are uncertain as to if or when such amounts may be settled.

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

On November 29, 2005, we established an accounts receivable financing facility whereby we will sell, from time to time, certain insured accounts receivable to Conexant USA, LLC, and Conexant USA, LLC entered into an $80.0 million revolving credit agreement with a bank that is secured by the assets of the special purpose entity. In November 2008, we extended the term of this revolving credit agreement through November 27, 2009. In addition, we lowered our borrowing limit on the revolving credit agreement to $50.0 million due to overall lower business volumes primarily driven by the sale of the BMP business during fiscal 2008. The accounts receivable financing facility expires on November 27, 2009. As permitted by the terms of the credit facility, we plan to repay any outstanding balance under the credit facility on or before May 27, 2010 through the collection of receivables in the ordinary course of business or out of our cash balances.

Recently Adopted Accounting Pronouncements

On January 3, 2009, the Company adopted FASB ASC 815-10 (SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”). FASB ASC 815-10 (SFAS No. 161) requires expanded disclosures regarding the location and amount of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under FASB ASC 815-10 (SFAS No. 133) and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. As a result of the adoption of FASB ASC 815-10 (SFAS No. 161), the Company expanded its disclosures regarding its derivative instruments.

On October 4, 2008, the Company adopted FASB ASC 820-10 (SFAS No. 157, “Fair Value Measurements”), for its financial assets and liabilities. The Company’s adoption of FASB ASC 820-10 (SFAS No. 157) did not have a material impact on its financial position, results of operations or liquidity.

FASB ASC 820-10 (SFAS No. 157) provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 (SFAS No. 157) defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 (SFAS No. 157) also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value.

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

FASB ASC 820-10 (SFAS No. 157) requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.

In accordance with FASB ASC 820-10 (FSP FAS 157-2, “Effective Date of FASB Statement No. 157”), the Company elected to defer until October 3, 2009 the adoption of FASB ASC 820-10 (SFAS No. 157) for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FASB ASC 820-10 (SFAS No. 157) for those assets and liabilities within the scope of FASB ASC 820-10 (FSP FAS 157-2) is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

On October 4, 2008, the Company adopted FASB ASC 825-10 (SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company already records marketable securities at fair value in accordance with FASB ASC 320-15 (SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”). The adoption of FASB ASC 825-10 (SFAS No. 159) did not have an impact on the Company’s condensed consolidated financial statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

On April 4, 2009, the Company adopted FASB ASC 825-10 (FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments”) and FASB ASC 270-10 (APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), which enhanced the disclosure of instruments under the scope of FASB ASC 820-10 (SFAS No. 157). The Company’s adoption of FASB ASC 825-10 (FSP FAS 107-1) and FASB ASC 270-10 (APB 28-1) did not have a material impact on its financial position, results of operations or liquidity.

On April 4, 2009, the Company adopted FASB ASC 820-10 (FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), which provides guidance on how to determine the fair value of assets and liabilities under FASB ASC 820-10 (SFAS No. 157) in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. The Company’s adoption of FASB ASC 820-10 (FSP FAS 157-4) did not have a material impact on its financial position, results of operations or liquidity.

On April 4, 2009, the Company adopted FASB ASC 855-10 (SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular SFAS No. 165 sets forth:

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued FASB ASC 805-10 (SFAS No. 141 (revised 2007), “Business Combinations”), which replaced SFAS No. 141. The statement requires a number of changes to the purchase method of accounting for acquisitions, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The Company will adopt FASB ASC 805-10 (SFAS No. 141R) in the first quarter of fiscal 2010 and it will apply prospectively to business combinations completed on or after that date. FASB ASC 805-10 (SFAS No. 141R) also requires that changes in acquired deferred tax assets and liabilities or pre-acquisition tax liabilities be recorded to the tax provision as opposed to goodwill as was required under prior guidance. Beginning in the first quarter of fiscal 2010, the tax aspects of FASB ASC 805-10 (SFAS No. 141R) will be applicable to all business combinations regardless of the completion date.

In April 2008, the FASB issued FASB ASC 350-30 (FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”). FASB ASC 350-30 (FSP FAS 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350-10 (SFAS No. 142). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 350-10 (SFAS No. 142) and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805-10 (SFAS No. 141R) and other US GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FASB ASC 350-30 (FSP FAS 142-3) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2010. The Company is currently evaluating the impact of adopting FASB ASC 350-30 (FSP FAS 142-3) on its condensed consolidated financial statements.

In May 2008, the FASB issued FASB ASC 470-20 (FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FASB ASC 470-20 (FSP APB 14-1) requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. FASB ASC 470-20 (FSP APB 14-1) will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Based on its initial analysis, the Company expects that the adoption of FASB ASC 470-20 (FSP APB 14-1) will result in an increase in the interest expense recognized on its convertible subordinated notes. The application of this pronouncement may require retrospective application to existing instruments.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”), an amendment of FASB SFAS No. 140. SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 166 would have on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities. SFAS No. 167 will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. The Company does not believe that adoption of SFAS No. 167 will have a material impact on its financial position and results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”). ASU 2009-05 amends Accounting Standards Codification Topic 820, “Fair Value Measurements.” Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. ASU 2009-05 is effective for the first reporting period after the issuance, which will require the Company to adopt these provisions in the first quarter of fiscal 2010. The Company does not believe that adoption of ASU 2009-05 will have a material impact on its financial position and results of operations.

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

Business combinations

We account for acquired businesses using the purchase method of accounting which requires that the assets and liabilities assumed be recorded at the date of acquisition at their respective fair values. Because of the expertise required to value intangible assets and in-process research and development (IPR&D), we typically engage a third party valuation firm to assist management in determining those values. Valuation of intangible assets and IPR&D entails significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete projects, estimating future cash flows from product sales, and developing appropriate discount rates and probability rates by project. We believe that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. To the extent actual results differ from those estimates, our future results of operations may be affected by incurring charges to our statements of operations. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

Revenue recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times per year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with FASB ASC 605-15 (Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists”). Development revenue is recognized when services are performed and was not significant for any periods presented.

Revenue with respect to sales to customers to whom we have significant obligations after delivery is deferred until all significant obligations have been completed. At October 2, 2009 and October 3, 2008, deferred revenue related to shipments of products for which we have on-going performance obligations was $0.1 million and $0.2 million, respectively.

Our revenue recognition policy is significant because our revenue is a key component of our operations and the timing of revenue recognition determines the timing of certain expenses, such as sales commissions. Revenue results are difficult to predict, and any shortfall in revenues could cause our operating results to vary significantly from period to period.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We use a specific identification method for some items, and a percentage of aged receivables for others. The percentages are determined based on our past experience. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required. At October 2, 2009 and October 3, 2008, our allowances for doubtful accounts were $0.5 million and $0.8 million, respectively.

Derivatives

The Company accounts for derivatives in accordance with FASB ASC 815-10 (SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”). As of October 2, 2009 the Company’s derivatives consisted of warrants to purchase 6.1 million shares of Mindspeed common stock. The fair value of this warrant is determined using a standard Black-Scholes-Merton valuation model with assumptions consistent with current market conditions and our intent to liquidate the warrant over a specified time period. The Black-Scholes-Merton valuation model requires the input of highly subjective assumptions, including expected stock price volatility. Changes in these assumptions, or in the underlying valuation model, could cause the fair value of the Mindspeed warrant to vary significantly from period to period. Changes in the value of the warrant are recorded in income in the period in which they occur.

Inventories

We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand or product pricing is lower than originally projected, additional inventory write-downs may be required. Further, on a quarterly basis, we assess the net realizable value of our inventories. When the estimated average selling price of our inventory net of selling expenses falls below our inventory cost, we adjust our inventory to its current estimated market value. At October 2, 2009 and October 3, 2008, our inventory reserves were $6.4 million and $12.6 million, respectively.

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

Goodwill

Goodwill is not amortized. Instead, goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill is tested annually during the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill impairment testing is a two-step process.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. In our annual test in the fourth fiscal quarter of 2009, we assessed the fair value of our reporting units for purposes of goodwill impairment testing based upon the Company’s fair value based on the quoted market price of the Company’s common stock and a market multiple analysis, both under the market approach. The resulting fair value of the reporting unit is then compared to the carrying amounts of the net assets of the reporting unit, including goodwill. As we have only one reporting unit, the carrying amount of the reporting unit equals the net book value of the Company. We elected not to use the Discounted Cash Flow Analysis in our fiscal 2009 analysis because we believe that our fair value calculated based on quoted market prices and market multiples is a more accurate method.

Fair Value based on Quoted Market price Analysis:  The fair value of the Company is calculated based on the quoted market price of the Company’s common stock listed on the NASDAQ Global Select Market as of the date of the goodwill impairment analysis multiplied by shares outstanding also as of that date. The fair value of the Company is then compared to the carrying value of the Company as of the date of the goodwill impairment analysis.

Fair Value based on Market Multiple Analysis:  We select several companies which we believe are comparable to our business and calculate their revenue multiples (market capitalization divided by annual revenue) based on available revenue information and related stock prices as of the date of the goodwill impairment analysis. The comparable companies are selected based upon similarity of products. We used a revenue multiple of 2.0 in our analysis of comparable companies multiples for the IPM reporting unit as of October 2, 2009 compared to a revenue multiple of 4.3 in our 2008 annual goodwill evaluation. This significant decline reflects the downward impact of the economic environment during the year. We then calculate our fair value by multiplying the revenue multiple by an estimate of our future revenues. The estimate is based on our internal forecasts used by management.

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

All of the goodwill reported on our balance sheet is attributable to the Company’s single reporting unit. During the fourth fiscal quarter of 2009, we determined, based on the methods described above, that the fair value of the Company’s single reporting unit is greater than the carrying value of the Company’s single reporting unit and therefore there is no impairment of goodwill as of October 2, 2009.

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in FASB ASC 740-10 (SFAS No. 109, Accounting for Income Taxes). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

In July 2006 the FASB issued FASB ASC 740-10 (FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109). FASB ASC 740-10 (FIN 48) provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB ASC 740-10 (SFAS 109). Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740-10 (FIN 48) and in subsequent periods. We adopted FASB ASC 740-10 (FIN 48) effective September 29, 2007 and the provisions of FASB ASC 740-10 (FIN 48) have been applied to all tax positions that were open to adjustment as of that date and all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of FASB ASC 740-10 (FIN 48) has been reported as an adjustment to the opening balance of our accumulated deficit as of September 29, 2007.

Prior to fiscal 2009 we determined our tax contingencies in accordance with FASB ASC 450-20 (SFAS No. 5, Accounting for Contingencies, or SFAS 5). We recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Deferred income taxes

We evaluate our deferred income tax assets and assess the need for a valuation allowance quarterly. We record a valuation allowance to reduce our deferred income tax assets to the net amount that is more likely than not to be realized. Our assessment of the need for a valuation allowance is based upon our history of operating results, expectations of future taxable income and the ongoing prudent and feasible tax planning strategies available to us. In the event that we determine that we will not be able to realize all or part of our deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged against income in the period such determination is made. Likewise, in the event we were to determine that we will more likely than not be able to realize our deferred income tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination is made.

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

Stock-based compensation

In December 2004, the FASB issued FASB ASC 718-10 (SFAS No. 123(R)). This pronouncement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” FASB ASC 718-10 (SFAS No. 123(R)) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. We adopted FASB ASC 718-10 (SFAS No. 123(R)) on October 1, 2005. Under FASB ASC 718-10 (SFAS No. 123(R)), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

As permitted under FASB ASC 718-10 (SFAS No. 123(R)), we elected to recognize compensation cost for all options with graded vesting granted on or after October 1, 2005 on a straight-line basis over the vesting period of the entire option. For options with graded vesting granted prior to October 1, 2005, we will continue to recognize compensation cost over the vesting period following the accelerated recognition method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” as if each underlying vesting date represented a separate option grant. Under FASB ASC 718-10 (SFAS No. 123(R)), we record in our consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after October 1, 2005 under the provisions of FASB ASC 718-10 (SFAS No. 123(R)) and (ii) compensation cost for the unvested portion of options granted prior to October 1, 2005 over their remaining vesting periods using the fair value amounts previously measured under SFAS No. 123 for pro forma disclosure purposes.

Consistent with the valuation method for the disclosure-only provisions of FASB ASC 718-10 (SFAS No. 123(R)), we use the Black-Scholes-Merton model to value the compensation expense associated with stock options under FASB ASC 718-10 (SFAS No. 123(R)). In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

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

Consistent with the provisions of FASB ASC 718-10 (SFAS No. 123(R)), we measure service-based awards at the stock price on the grant date, performance-based awards at the stock price on the grant date effected for performance conditions which we believe may impact vesting or exercisability and market performance-based awards using the Monte Carlo Simulation Method giving consideration to the range of various vesting probabilities.

In November 2005 the FASB issued Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, or SFAS 123R-3. We have elected to adopt the alternative transition method provided in SFAS 123R-3 for calculating the tax effects of stock-based compensation pursuant to FASB ASC 718-10 (SFAS No. 123(R)). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC Pool, related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at the adoption of FASB ASC 718-10 (SFAS No. 123(R)). In addition we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us, in accordance with applicable accounting guidance.

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

Our financial instruments include cash and cash equivalents, the Mindspeed warrant, equity securities, short-term debt and long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high credit quality issuers, and we limit the amount of our credit exposure to any one issuer.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of October 2, 2009, the carrying value of our cash and cash equivalents approximates fair value.

We hold a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of October 2, 2009, a 10% decrease in the market price of Mindspeed’s common stock would result in a $0.9 million decrease in the fair value of this warrant. At October 2, 2009, the market price of Mindspeed’s common stock was $3.05 per share. During fiscal 2009, the market price of Mindspeed’s common stock ranged from a low of $0.56 per share to a high of $3.21 per share.

Our short-term debt consists of borrowings under a 364-day credit facility and floating rate senior secured notes. The interest rate on our short-term debt is 7-day LIBOR plus 1.25%, which is reset weekly and was approximately 1.49% at October 2, 2009. This credit facility expires on November 27, 2009. Interest related to our floating rate senior secured notes is at three-month LIBOR plus 3.75%, which is reset quarterly and was approximately 4.19% at October 2, 2009. We do not believe our short-term debt is subject to significant market risk.

Our long-term debt consists of convertible subordinated notes with interest at fixed rates. The fair value of our convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.

As a result of the repurchase of $80 million of the Company’s floating rate senior secured notes in the fourth quarter of fiscal 2009, our two $50 million swap agreements were terminated resulting in a loss of $2.8 million, $1.1 million of which was recognized in the fiscal quarter ended October 2, 2009. The remaining $1.7 million unrecognized loss, which is recorded in accumulated other comprehensive income, will be recognized over the remaining term of the floating rate senior secured notes due 2010 in order to match the loss with the cash flows it was intended to hedge against. All of the collateral the Company was required to post with the counterparty was returned as of October 2, 2009. At October 2, 2009, we have no interest rate swap agreements outstanding.

The following table shows the fair values of our financial instruments as of October 2, 2009 (in thousands):

	Carrying
	Value	Fair Value
	(In thousands)

Cash and cash equivalents	$125,385	$125,385
Restricted cash	8,500	8,500
Other equity securities	4,805	4,805
Mindspeed warrant	5,053	5,053
Long-term restricted cash	6,423	6,423
Short-term debt(1)	28,653	28,653
Short-term debt: senior secured notes	61,400	61,400
Long-term debt: convertible subordinated notes	250,000	211,875

(1)	The difference between the carrying value and the fair value of the short-term debt is immaterial due to the short remaining term to maturity of the debt and current market rates.

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

Approximately $20.7 million of our $125.4 million of cash and cash equivalents at October 2, 2009 was located in foreign countries where we conduct business, including approximately $13.5 million in India and $2.5 million in China. These amounts are not freely available for dividend repatriation to the United States without the imposition and payment, where applicable, of local taxes. Further, the repatriation of these funds is subject to compliance with applicable local government laws and regulations, and in some cases, requires governmental consent, including in India and China. Our inability to repatriate these funds quickly and without any required governmental consents may limit the resources available to us to fund our operations in the United States and other locations or to pay indebtedness.

Item 8.	Financial Statements and Supplementary Data

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 2,	October 3,
	2009	2008
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$125,385	$105,883
Restricted cash	8,500	26,800
Receivables, net of allowances for doubtful accounts of $453 and $834, respectively	30,110	48,997
Inventories, net	9,216	19,372
Other current assets	26,148	37,938
Assets held for sale	—	29,730

Total current assets	199,359	268,720
Property, plant and equipment, net	15,299	17,410
Goodwill	109,908	110,412
Other assets	26,284	49,861

Total assets	$350,850	$446,403

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$61,400	$17,707
Short-term debt	28,653	40,117
Accounts payable	24,553	34,894
Accrued compensation and benefits	8,728	13,201
Other current liabilities	33,978	43,189
Liabilities to be assumed	—	3,995

Total current liabilities	157,312	153,103
Long-term debt	250,000	373,693
Other liabilities	62,089	56,341

Total liabilities	469,401	583,137
Commitments and contingencies (Note 8)
Shareholders’ deficit:
Preferred and junior preferred stock: 20,000 and 5,000 shares authorized, respectively	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 56,917 and 49,601 shares issued and outstanding at October 2, 2009 and October 3, 2008, respectively	570	496
Additional paid-in capital	4,767,874	4,744,140
Accumulated deficit	(4,884,471)	(4,879,208)
Accumulated other comprehensive loss	(2,524)	(2,083)
Shareholder notes receivable	—	(79)

Total shareholders’ deficit	(118,551)	(136,734)

Total liabilities and shareholders’ deficit	$350,850	$446,403

See accompanying notes to consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	October 2,	October 3,	September 28
	2009	2008	2007
	(In thousands, except per share amounts)

Net revenues	$208,427	$331,504	$360,703
Cost of goods sold(1)	86,674	137,251	161,972

Gross margin	121,753	194,253	198,731
Operating expenses:
Research and development(1)	51,351	58,439	91,885
Selling, general and administrative(1)	62,740	77,905	80,893
Amortization of intangible assets	2,976	3,652	9,555
Gain on sale of intellectual property	(12,858)	—	—
Asset impairments	5,672	277	225,380
Special charges	18,983	18,682	8,360

Total operating expenses	128,864	158,955	416,073

Operating (loss) income	(7,111)	35,298	(217,342)
Interest expense	21,148	27,804	36,953
Other (income) expense, net	(5,025)	9,223	(36,505)

Loss from continuing operations before income taxes and (loss) gain on equity method investments	(23,234)	(1,729)	(217,790)
Provision for income taxes	871	849	798

Loss from continuing operations before (loss) gain on equity method investments	(24,105)	(2,578)	(218,588)
(Loss) gain on equity method investments	(2,807)	2,804	51,182

(Loss) income from continuing operations	(26,912)	226	(167,406)
Gain on sale of discontinued operations, net of tax	39,170	6,268	—
Loss from discontinued operations, net of tax(1)	(17,521)	(306,670)	(235,056)

Net loss	$(5,263)	$(300,176)	$(402,462)

(Loss) income per share from continuing operations — basic and diluted	$(0.54)	$0.00	$(3.42)

Gain per share from sale of discontinued operations — basic and diluted	$0.78	$0.13	$0.00

Loss per share from discontinued operations — basic	$(0.35)	$(6.21)	$(4.80)

Loss per share from discontinued operations — diluted	$(0.35)	$(6.18)	$(4.80)

Net loss per share — basic	$(0.11)	$(6.08)	$(8.22)

Net loss per share — diluted	$(0.11)	$(6.05)	$(8.22)

Shares used in basic per-share computations	49,856	49,394	48,940

Shares used in diluted per-share computations	49,856	49,653	48,940

(1)	These captions include non-cash employee stock-based compensation expense as follows:

	Fiscal Year Ended
	October 2,	October 3,	September 28,
	2009	2008	2007

Cost of goods sold	$247	$370	$426
Research and development	869	2,725	6,157
Selling, general and administrative	3,736	9,185	7,271
Loss from discontinued operations, net of tax	868	3,589	5,897

See accompanying notes to consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 2,	October 3,	September 28
	2009	2008	2007
	(In thousands)

Cash flows from operating activities
Net loss	$(5,263)	$(300,176)	$(402,462)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of acquisitions:
Depreciation	8,198	19,311	25,091
Gain on sale of business	(39,170)	(6,268)	—
Amortization of intangible assets	7,406	16,144	22,099
Asset impairments	10,835	263,535	350,913
Impairment of marketable and non-marketable securities	2,770	—	—
(Reversal of) charges for provision for bad debts, net	(325)	(751)	20
(Reversal of) charges for inventory provisions, net	(806)	7,253	(606)
Loss on termination of defined benefit plan	—	6,294	—
Deferred income taxes	(15)	(39)	231
Stock-based compensation	5,720	15,869	19,751
(Increase) decrease in fair value of derivative instruments	(4,002)	14,881	952
Realized loss on termination of swap	1,087	—	—
Losses (gains) on equity method investments	3,798	(2,804)	(51,182)
Loss on resolution of divestiture/acquisition related escrows, net	1,575	—	—
Gain on sales of equity securities, investments and other assets	(1,856)	(896)	(17,016)
Gain on sale of intellectual property	(12,858)	—	—
Other items, net	4,619	4,506	(4,920)
Changes in assets and liabilities:
Receivables	19,212	32,633	42,099
Inventories	15,871	9,326	36,131
Accounts payable	(10,341)	(45,010)	(30,732)
Accrued expenses and other current liabilities	(17,080)	(36,210)	3,710
Other, net	19,101	(15,948)	(5,930)

Net cash provided by (used in) operating activities	8,476	(18,350)	(11,851)

Cash flows from investing activities
Proceeds from sale of equity securities and other assets	2,310	—	168,186
Proceeds from sales and maturities of marketable debt securities	—	—	100,573
Purchases of marketable securities	—	—	(27,029)
Purchases of property, plant and equipment	(686)	(5,958)	(30,322)
Proceeds from sales of property, plant and equipment	134	8,949	—
Proceeds from sale of intellectual property, net of expenses of $132	14,548	—	—
Payments for acquisitions, net of cash acquired	(4,207)	(16,088)	(5,029)
Purchases of equity securities	—	(755)	(1,200)
Restricted cash	18,300	(18,000)	—
Proceeds from resolution of divestiture/acquisition related escrows, net	10,446	—	—
Net proceeds from sale of business	44,559	95,367	—

Net cash provided by investing activities	85,404	63,515	205,179

Cash flows from financing activities
(Repayment) proceeds from short-term debt, net of expenses of $901, $1,118 and $1,198, respectively	(12,365)	(39,883)	(1,198)
Proceeds from long-term debt, net of expenses of $10,240	—	—	264,760
Repurchases and retirements of long-term debt	(80,000)	(133,600)	(456,500)
Proceeds from common stock offering, net of expenses of $1,514	18,436	—	—
Proceeds from issuance of common stock under employee stock plans	28	1,088	9,568
Employee income tax paid related to vesting of restricted stock units	(258)	—	—
Interest rate swap security deposit	2,517	(2,517)	—
Payment for swap termination	(2,815)	—	—
Repayment of shareholder notes receivable	79	25	21

Net cash used in financing activities	(74,378)	(174,887)	(183,349)

Net increase (decrease) in cash and cash equivalents	19,502	(129,722)	9,979
Cash and cash equivalents at beginning of year	105,883	235,605	225,626

Cash and cash equivalents at end of year	$125,385	$105,883	$235,605

See accompanying notes to consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS

					Accumulated
					Other	Notes		Total
			Additional		Comprehensive	Receivable		Shareholders’
	Common Stock		Paid-In	Accumulated	(Loss) Income	from Stock	Treasury	Equity
	Shares	Amount	Capital	Deficit	(Net of Tax)	Sales	Stock	(Deficit)
	(In thousands)

Balance at September 29, 2006	48,648	$487	$4,703,408	$(4,175,757)	$(12,096)	$(121)	$(5,823)	$510,098
Net loss	—	—	—	(402,462)	—	—	—	(402,462)
Currency translation adjustment	—	—	—	—	5,790	—	—	5,790
Change in unrealized gain on derivative contracts	—	—	—	—	200	—	—	200
Change in unrealized losses on available-for-sale securities	—	—	—	—	1,855	—	—	1,855
Minimum pension liability adjustment	—	—	—	—	2,866	—	—	2,866

Comprehensive loss								(391,751)
Issuance of common stock	716	7	9,930	—	—	—	—	9,937
Cancellation of treasury stock	(128)	(1)	(5,822)	—	—	—	5,823	—
Interest earned on notes receivable	—	—	—	—	—	(4)	—	(4)
Settlement of notes receivable	—	—	—	—	—	22	—	22
Employee stock-based compensation expense	—	—	18,213	—	—	—	—	18,213

Balance at September 28, 2007	49,236	493	4,725,729	(4,578,219)	(1,385)	(103)	—	146,515

Net loss	—	—	—	(300,176)	—	—	—	(300,176)
Currency translation adjustment	—	—	—	—	(1,686)	—	—	(1,686)
Change in unrealized gain on derivative contracts	—	—	—	—	(837)	—	—	(837)
Change in unrealized losses on available-for-sale securities	—	—	—	—	(1,934)	—	—	(1,934)
Minimum pension liability adjustment	—	—	—	—	3,759	—	—	3,759

Comprehensive loss								(300,874)
Issuance of common stock	365	3	1,084	—	—	—	—	1,087
Reclassification to equity award	—	—	1,458	—	—	—	—	1,458
Adoption of FIN 48	—	—	—	(813)	—	—	—	(813)
Settlement of notes receivable	—	—	—	—	—	24	—	24
Employee stock-based compensation expense	—	—	15,869	—	—	—	—	15,869

Balance at October 3, 2008	49,601	496	4,744,140	(4,879,208)	(2,083)	(79)	—	(136,734)

Net loss	—	—	—	(5,263)	—	—	—	(5,263)
Currency translation adjustment	—	—	—	—	(1,104)	—	—	(1,104)
Change in unrealized gain on derivative contracts	—	—	—	—	(3,017)	—	—	(3,017)
Loss on termination of derivative contracts	—	—	—	—	1,746	—	—	1,746
Change in unrealized losses on available-for-sale securities	—	—	—	—	650	—	—	650
Other than temporary loss on available-for-sale securities	—	—	—	—	1,986	—	—	1,986
Sale of available-for-sale securities	—	—	—	—	(702)	—	—	(702)

Comprehensive loss								(5,704)
Common stock issued in offering	7,000	70	18,366	—	—	—	—	18,436
Common stock issued related to employee stock plans	316	4	(234)	—	—	—	—	(230)
Settlement of notes receivable	—	—	—	—	—	79	—	79
Employee stock-based compensation expense	—	—	5,602	—	—	—	—	5,602

Balance at October 2, 2009	56,917	$570	$4,767,874	$(4,884,471)	$(2,524)	$—	$—	$(118,551)

See accompanying notes to consolidated financial statements

1.	Basis of Presentation and Significant Accounting Policies

Conexant Systems, Inc. (“Conexant” or the “Company”) designs, develops and sells semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for imaging, audio, embedded-modem, and video applications. These solutions include a comprehensive portfolio of imaging solutions for multifunction printers (MFPs), fax platforms, and “connected” frame market segments. The Company’s audio solutions include high-definition (HD) audio integrated circuits, HD audio codecs, and speakers-on-a-chip solutions for personal computers, PC peripheral sound systems, audio subsystems, speakers, notebook docking stations, voice-over-IP speakerphones, intercom, door phone, and audio-enabled surveillance applications. The Company also offers a full suite of embedded-modem solutions for set-top boxes, point-of-sale systems, home automation and security systems, and desktop and notebook PCs. Additional products include decoders and media bridges for video surveillance and security applications, and system solutions for analog video-based multimedia applications.

Basis of Presentation — The consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and each of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year — The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. Fiscal year 2009 was a 52-week year and ended on October 2, 2009. Fiscal year 2008 was a 53-week year and ended on October 3, 2008. Fiscal year 2007 was a 52-week year and ended on September 28, 2007.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to business combinations, revenue recognition, allowance for doubtful accounts, inventories, long-lived assets (including goodwill and intangible assets), derivatives, deferred income taxes, valuation of warrants, valuation of equity securities, stock-based compensation, restructuring charges and litigation. On an on-going basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Revenue Recognition — The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer. The majority of the Company’s distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times per year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to reasonably estimate and establish allowances for expected product returns in accordance with FASB ASC 605-15 (Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists”). Development revenue is recognized when services are performed and was not significant for any periods presented.

Revenue with respect to sales to customers to whom the Company has significant obligations after delivery is deferred until all significant obligations have been completed. At October 2, 2009 and October 3, 2008, deferred revenue related to shipments of products for which the Company has on-going performance obligations was $0.1 million and $0.2 million, respectively.

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

Shipping and Handling — In accordance with FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”), the Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.

Cash and Cash Equivalents — The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Restricted Cash — The Company’s short-term debt credit agreement that expires on November 27, 2009 requires that the Company and its consolidated subsidiaries maintain minimum levels of cash on deposit with the bank throughout the term of the agreement. The Company classified $8.5 million and $8.8 million as restricted cash with respect to this credit agreement as of October 2, 2009 and October 3, 2008, respectively.

The Company had one irrevocable stand-by letter of credit outstanding as of October 3, 2008 that expired on August 31, 2009. The irrevocable stand-by letter of credit was collateralized by restricted cash balances of $18.0 million to secure inventory purchases from a vendor. The restricted cash balance securing the letter of credit was classified as current restricted cash on the consolidated balance sheet as of October 3, 2008. In addition, the Company has letters of credit collateralized by restricted cash aggregating $6.4 million to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.

Liquidity — The Company has a $50.0 million credit facility with a bank that expires on November 27, 2009. There were outstanding borrowings under the credit facility of $28.7 million as of October 2, 2009. As permitted by the terms of the credit facility, the Company plans to repay any outstanding balance under the credit facility on or before May 27, 2010 through the collection of receivables in the ordinary course of business or out of our cash balances.

In September 2009, the Company raised net proceeds of approximately $18.4 million in a common stock offering and used the proceeds for general corporate purposes, including the repayment of indebtedness and for capital expenses.

Recent tightening of the credit markets and unfavorable economic conditions have led to a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets. As demonstrated by recent activity, the Company was able to access the equity markets to raise cash in September 2009. However, there is no assurance that the Company will be able to do so in future periods or on similar terms and conditions. In addition, if signs of improvement in the global economy do not progress as expected and the economic slowdown continues or worsens, the Company’s business, financial condition, cash flow and results of operations will be adversely affected. If that happens, the Company’s ability to access the capital or credit markets may worsen and it may not be able to obtain sufficient capital to repay its $250 million principal amount of its convertible subordinated notes when they become due in March 2026 or earlier as a result of the mandatory repurchase requirements. The first mandatory repurchase date for the convertible subordinated notes is March 1, 2011. In addition to the equity offering mentioned above, the Company has completed certain business restructuring activities including the sale of our BMP and BBA businesses for cash as well as operating expense reductions which have improved its financial performance. The Company also initiated various actions including the exchange of new securities for a portion of its outstanding convertible subordinated notes and the repurchase of its outstanding senior secured notes. The Company will continue to explore other restructuring and re-financing alternatives as well as supplemental financing alternatives including, but not limited to, an accounts receivable credit facility. In the event the Company is unable to satisfy or refinance all of its outstanding debt obligations as the obligations are required to be paid, it will be required to consider strategic and other alternatives, including, among other things, the sale of assets to generate funds, the negotiation of revised terms of its indebtedness, additional exchanges of its existing indebtedness obligations for new securities and additional equity offerings. The Company has retained financial advisors to assist it in considering these strategic, restructuring or other alternatives. There is no assurance that the Company would be successful in completing any of these alternatives. Further, the Company may not be able to refinance any portion of its debt on favorable terms or at all. The Company’s failure to satisfy or refinance any of its indebtedness obligations as they come due, including through additional exchanges of new securities for existing indebtedness obligations or additional equity offerings, would result in a default and potential acceleration of its remaining indebtedness obligations and would have a material adverse effect on its business.

Given these actions taken to date, the Company believes that its existing sources of liquidity, together with cash expected to be generated from product sales, will be sufficient to fund its operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.

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

Goodwill — Goodwill is not amortized. Instead, goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with FASB ASC 350-10 (SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”)). Under FASB ASC 350-10 (SFAS No. 142), goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill is tested annually during the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill impairment testing is a two-step process.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. In our annual test in the fourth fiscal quarter of 2009, we assessed the fair value of our reporting units for purposes of goodwill impairment testing based upon the Company’s fair value based on the quoted market price of the Company’s common stock and a market multiple analysis, both under the market approach. The resulting fair value of the reporting unit is then compared to the carrying amounts of the net assets of the reporting unit, including goodwill. As we have only one reporting unit, the carrying amount of the reporting unit equals the net book value of the Company. We elected not to use the Discounted Cash Flow Analysis in our fiscal 2009 analysis because we believe that our fair value calculated based on quoted market prices and market multiples is a more accurate method.

Fair Value based on Quoted Market price Analysis:  The fair value of the Company is calculated based on the quoted market price of the Company’s common stock listed on the NASDAQ Global Select Market as of the date of the goodwill impairment analysis multiplied by shares outstanding also as of that date. The fair value of the Company is then compared to the carrying value of the Company as of the date of the goodwill impairment analysis.

Fair Value based on Market Multiple Analysis:  We select several companies which we believe are comparable to our business and calculate their revenue multiples (market capitalization divided by annual revenue) based on available revenue information and related stock prices as of the date of the goodwill impairment analysis. The comparable companies are selected based upon similarity of products. We used a revenue multiple of 2.0 in our analysis of comparable companies multiples for the IPM reporting unit as of October 2, 2009 compared to a revenue multiple of 4.3 in our 2008 annual goodwill evaluation. This significant decline reflects the downward impact of the economic environment during the year. We then calculate our fair value by multiplying the revenue multiple by an estimate of our future revenues. The estimate is based on our internal forecasts used by management.

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

All of the goodwill reported on our balance sheet is attributable to the Company’s single reporting unit. During the fourth fiscal quarter of 2009, we determined, based on the methods described above, that the fair value of the Company’s single reporting unit is greater than the carrying value of the Company’s single reporting unit and therefore there is no impairment of goodwill as of October 2, 2009.

In fiscal 2008, the Company’s reporting units were comprised of the Broadband Media Processing (“BMP”) reporting unit, the BBA reporting unit and the Imaging and PC Media (“IPM”) reporting unit. During the second quarter of fiscal 2008, the Company reevaluated its reporting unit operations with particular attention given to various scenarios for the BMP business. The determination was made that the carrying value of the BMP business unit was greater than its fair value. As a result, the Company recorded a goodwill impairment charge of $119.6 million during the second quarter of fiscal 2008. This impairment charge is included in net loss from discontinued operations. In addition, in the third quarter of fiscal 2008 the Company continued its review and assessment of the future prospects of its businesses, products and projects with particular attention given to the BBA business unit. The challenges in the competitive DSL market resulted in the carrying value of the BBA business unit to be greater than the fair market value of the BBA business unit. As a result, the Company recorded a goodwill impairment charge of $108.6 million during the third quarter of fiscal 2008. The impairment charges have been included in loss from discontinued operations.

During fiscal 2007, the Company recorded goodwill impairment charges of $184.7 million in its results from continuing operations because the carrying value of the embedded wireless network products business was greater than its fair value and because the Company decided to discontinue further investment in stand-alone wireless networking products business. In addition, during fiscal 2007, the Company’s loss from discontinued operations includes goodwill impairment charges of $124.8 million because the carrying value of the BMP business was greater than its fair value.

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

Interest Rate Swaps — During fiscal 2008, the Company entered into three interest rate swap agreements with Bear Stearns Capital Markets, Inc. (the “counterparty”) for a combined notional amount of $200 million to mitigate interest rate risk on $200 million of its floating rate senior secured notes due 2010. In December 2008, the interest rate swap agreements were assigned, without modification, to J.P. Morgan Chase Bank, N.A. Under the terms of the swaps, the Company will pay a fixed rate of 2.98% and receive a floating rate equal to three-month LIBOR, which will offset the floating rate paid on the notes. The interest rate swaps meet the criteria for designation as cash flow hedges in accordance with FASB ASC 815-10 (SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”). The changes in the value of the interest rate swaps are recorded as an increase or reduction in stockholders’ equity (deficit) through other comprehensive income (loss). Such changes are reversed out of other comprehensive income (loss) and are recorded in net income when the interest rate swap is settled. As a result of the repurchase of $80 million of the Company’s floating rate senior secured notes in the fourth quarter of fiscal 2008, one of the swap contracts with a notional amount of $100 million was terminated. As a result of the swap contract termination, the Company recognized a $0.3 million gain based on the fair value of the contract on the termination date. As a result of the repurchase of $80 million of the Company’s floating rate senior secured notes in the fourth quarter of fiscal 2009, the remaining two $50 million swap agreements were terminated resulting in a loss of $2.8 million, $1.1 million of which was recognized in the fiscal quarter ended October 2, 2009. The remaining $1.7 million unrecognized loss, which is recorded in accumulated other comprehensive income, will be recognized over the remaining term of the floating rate senior secured notes due 2010 in order to match the loss with the cash flows it was intended to hedge against. All of the collateral the Company was required to post with the counterparty was returned as of October 2, 2009. Interest expense related to the swap contracts was $1.4 million and $0.1 million for the twelve fiscal months ended October 2, 2009 and October 3, 2008, respectively.

At October 3, 2008, the Company had outstanding foreign currency forward exchange contracts with a notional amount of 210 million Indian Rupees, or approximately $4.4 million. All foreign currency forward exchange contracts matured at various dates through December 2008 and were not renewed. At October 2, 2009, there were no foreign currency forward exchange contracts outstanding.

The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.

Net Loss Per Share — Net loss per share is computed in accordance with FASB ASC 260-10 (SFAS No. 128, “Earnings Per Share”). Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and warrants and shares of stock issuable upon conversion of the Company’s convertible subordinated notes. The dilutive effect of stock options and warrants is computed under the treasury stock method, and the dilutive effect of convertible subordinated notes is computed using the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net loss per share if their effect would be antidilutive.

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive (in thousands):

	Fiscal Year Ended
	2009	2008	2007

Stock options and warrants	5,624	8,576	8,119
4.00% convertible subordinated notes due February 2007	—	—	489
4.00% convertible subordinated notes due March 2026	5,081	5,081	5,081

	10,705	13,657	13,689

Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (FASB) issued FASB ASC 718-10 (SFAS No. 123(R), “Share-Based Payment”). This pronouncement amends SFAS No. 123, “Accounting for Stock- Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” FASB ASC 718-10 (SFAS No. 123(R)) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted FASB ASC 718-10 (SFAS No. 123(R)) on October 1, 2005 using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for prior interim periods or fiscal years. Under FASB ASC 718-10 (SFAS No. 123(R)), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. As permitted under FASB ASC 718-10 (SFAS No. 123(R)), the Company has elected to recognize compensation cost for all options with graded vesting granted on or after October 1, 2005 on a straight-line basis over the vesting period of the entire option. For options with graded vesting granted prior to October 1, 2005, the Company will continue to recognize compensation cost over the vesting period following the accelerated recognition method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” as if each underlying vesting date represented a separate option grant.

Under FASB ASC 718-10 (SFAS No. 123(R)), the Company records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after October 1, 2005 under the provisions of FASB ASC 718-10 (SFAS No. 123(R)) and (ii) compensation cost for the unvested portion of options granted prior to October 1, 2005 over their remaining vesting periods using the fair value amounts previously measured under FASB ASC 718-10 (SFAS No. 123(R)) for pro forma disclosure purposes.

Consistent with the valuation method for the disclosure-only provisions of FASB ASC 718-10 (SFAS No. 123(R)), the Company uses the Black-Scholes-Merton model to value the compensation expense associated with stock options under FASB ASC 718-10 (SFAS No. 123(R)). In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

Consistent with the provisions of FASB ASC 718-10 (SFAS No. 123(R)), the Company measures the fair value of service-based awards and performance-based awards on the date of grant.

Income Taxes — The provision for income taxes is determined in accordance with FASB ASC 740-10 (SFAS No. 109, “Accounting for Income Taxes”). Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

On September 29, 2007, the Company adopted the provisions of the FASB ASC 740-10 (Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”), which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FASB ASC 740-10 (FIN 48), a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to these unrecognized tax benefits in the income tax provision.

As a multinational corporation, the Company is subject to taxation in many jurisdictions, and the calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If, based on new facts that arise in a period, management ultimately determines that the payment of these liabilities will be unnecessary, the liability will be reversed and the Company will recognize a tax benefit during the period in which it is determined the liability no longer applies. Conversely, the Company records additional tax charges in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. Interest and penalties are included in tax expense.

FASB ASC 740-10 (FIN 48) also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, the Company recognized a $0.8 million charge to beginning retained deficit as a cumulative effect of a change in accounting principle.

Prior to fiscal 2008, the Company recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated.

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

At October 2, 2009 and October 3, 2008, there was one customer that accounted for 17% and 12% of the Company’s accounts receivable, respectively.

In fiscal 2009, 2008 and 2007, there was one distributor that accounted for 23%, 23% and 23% of net revenues, respectively.

Supplemental Cash Flow Information — Cash paid for interest was $20.3 million, $34.0 million and $43.0 million during fiscal 2009, 2008 and 2007, respectively. Net income taxes paid were $1.4 million, $3.9 million and $2.1 million during fiscal 2009, 2008 and 2007, respectively.

Accumulated Other Comprehensive Loss — Other comprehensive loss includes foreign currency translation adjustments, unrealized gains (losses) on marketable securities, unrealized gains (losses) on foreign currency forward exchange contracts and unrealized gains (losses) on interest rate swaps. The components of accumulated other comprehensive loss are as follows (in thousands):

	October 2,	October 3,
	2009	2008

Foreign currency translation adjustments	$(796)	$308
Unrealized losses on marketable securities	—	(1,934)
Unrealized (losses) gains on derivative instruments	(1,728)	(457)

Accumulated other comprehensive (loss) income	$(2,524)	$(2,083)

Business Enterprise Segments

The Company operates in one reportable segment. FASB ASC 280-10 (SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Following the sale of the Company’s BBA operating segment, the results of which have been classified in discontinued operations, the Company has one remaining operating segment, comprised of one reporting unit, which was identified based upon the availability of discrete financial information and the chief operating decision makers regular review of the financial information for this operating segment.

Recently Adopted Accounting Pronouncements

On January 3, 2009, the Company adopted FASB ASC 815-10 (SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”). FASB ASC 815-10 (SFAS No. 161) requires expanded disclosures regarding the location and amount of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under FASB ASC 815-10 (SFAS No. 133) and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. As a result of the adoption of FASB ASC 815-10 (SFAS No. 161), the Company expanded its disclosures regarding its derivative instruments.

On October 4, 2008, the Company adopted FASB ASC 820-10 (SFAS No. 157, “Fair Value Measurements”), for its financial assets and liabilities. The Company’s adoption of FASB ASC 820-10 (SFAS No. 157) did not have a material impact on its financial position, results of operations or liquidity.

FASB ASC 820-10 (SFAS No. 157) provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 (SFAS No. 157) defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 (SFAS No. 157) also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value.

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

FASB ASC 820-10 (SFAS No. 157) requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.

In accordance with FASB ASC 820-10 (FSP FAS 157-2, “Effective Date of FASB Statement No. 157”), the Company elected to defer until October 3, 2009 the adoption of FASB ASC 820-10 (SFAS No. 157) for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FASB ASC 820-10 (SFAS No. 157) for those assets and liabilities within the scope of FASB ASC 820-10 (FSP FAS 157-2) is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

On October 4, 2008, the Company adopted FASB ASC 825-10 (SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company already records marketable securities at fair value in accordance with FASB ASC 320-15 (SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”). The adoption of FASB ASC 825-10 (SFAS No. 159) did not have an impact on the Company’s condensed consolidated financial statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

On April 4, 2009, the Company adopted FASB ASC 825-10 (FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments”) and FASB ASC 270-10 (APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), which enhanced the disclosure of instruments under the scope of FASB ASC 820-10 (SFAS No. 157). The Company’s adoption of FASB ASC 825-10 (FSP FAS 107-1) and FASB ASC 270-10 (APB 28-1) did not have a material impact on its financial position, results of operations or liquidity.

On April 4, 2009, the Company adopted FASB ASC 820-10 (FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), which provides guidance on how to determine the fair value of assets and liabilities under FASB ASC 820-10 (SFAS No. 157) in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. The Company’s adoption of FASB ASC 820-10 (FSP FAS 157-4) did not have a material impact on its financial position, results of operations or liquidity.

On April 4, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular SFAS No. 165 sets forth:

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued FASB ASC 805-10 (SFAS No. 141 (revised 2007), “Business Combinations”), which replaced SFAS No. 141. The statement requires a number of changes to the purchase method of accounting for acquisitions, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The Company will adopt FASB ASC 805-10 (SFAS No. 141R) in the first quarter of fiscal 2010 and it will apply prospectively to business combinations completed on or after that date. FASB ASC 805-10 (SFAS No. 141R) also requires that changes in acquired deferred tax assets and liabilities or pre-acquisition tax liabilities be recorded to the tax provision as opposed to goodwill as was required under prior guidance. Beginning in the first quarter of fiscal 2010, the tax aspects of FASB ASC 805-10 (SFAS No. 141R) will be applicable to all business combinations regardless of the completion date.

In April 2008, the FASB issued FASB ASC 350-30 (FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”). FASB ASC 350-30 (FSP FAS 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350-10 (SFAS No. 142). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 350-10 (SFAS No. 142) and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805-10 (SFAS No. 141R) and other US GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FASB ASC 350-30 (FSP FAS 142-3) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2010. The Company is currently evaluating the impact of adopting FASB ASC 350-30 (FSP FAS 142-3) on its condensed consolidated financial statements.

In May 2008, the FASB issued FASB ASC 470-20 (FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FASB ASC 470-20 (FSP APB 14-1) requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. FASB ASC 470-20 (FSP APB 14-1) will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Based on its initial analysis, the Company expects that the adoption of FASB ASC 470-20 (FSP APB 14-1) will result in an increase in the interest expense recognized on its convertible subordinated notes. The application of this pronouncement may require retrospective application to existing instruments.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”), an amendment of FASB SFAS No. 140. SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 166 would have on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities. SFAS No. 167 will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. The Company does not believe that adoption of SFAS No. 167 will have a material impact on its financial position and results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”). ASU 2009-05 amends Accounting Standards Codification Topic 820, “Fair Value Measurements.” Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. ASU 2009-05 is effective for the first reporting period after the issuance, which will require the Company to adopt these provisions in the first quarter of fiscal 2010. The Company does not believe that adoption of ASU 2009-05 will have a material impact on its financial position and results of operations.

2.	Sales of Assets

Fiscal 2009

On August 24, 2009, the Company completed the sale of its BBA business to Ikanos Communications, Inc. (“Ikanos”). Assets sold pursuant to the agreement with Ikanos include, among other things, specified patents, inventory, contracts and tangible assets. Ikanos assumed certain liabilities, including obligations under transferred contracts and certain employee-related liabilities. We also granted to Ikanos a license to use certain of the Company’s retained technology assets in connection with Ikanos’s current and future products in certain fields of use, along with a patent license covering certain of the Company’s retained patents to make, use, and sell such products (or, in some cases, components of such products).

At the closing of the transaction, the Company recorded aggregate proceeds of $52.8 million, which was comprised of $46.3 million in cash and $6.5 million of escrow funds, which represents the net present value of $6.8 million in escrowed funds deposited. The escrow account will remain in place for twelve months following the closing of the transaction to satisfy potential indemnification claims by Ikanos. Investment banking, legal and other fees of $1.7 million that were directly related to the transaction were offset against the proceeds to calculate net proceeds from the sale of $51.1 million. As a result of the completion of the transaction, the following assets and liabilities were applied to the proceeds received to calculate the net gain on the sale of $39.2 million (in thousands):

Inventories, net	$13,056

Total current assets	13,056

Goodwill	1,000

Total assets	$14,056

Accrued compensation and benefits	$1,732
Other current liabilities	456

Total liabilities	$2,188

In accordance with FASB ASC 360-10 (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company determined that the BBA business, which constituted an operating segment of the Company, qualifies as a discontinued operation. The results of the BBA business have been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. Interest expense has been allocated based on the provisions of FASB ASC 205-20 (EITF 87-24, Allocation of Interest to Discontinued Operations). For the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007, interest expense allocated to discontinued operations was $2.7 million, $3.8 million and $3.8 million, respectively.

For the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007, BBA revenues and pretax loss classified as discontinued operations was $113.6 million and $4.8 million, $171.2 million and $130.0 million, and $212.9 million and $51.5 million, respectively.

The Company has entered into a short-term transitional services agreement (TSA) with Ikanos which provides for ongoing logistical support by the Company to Ikanos, for which Ikanos will reimburse the Company. As of October 2, 2009, the Company had a receivable under the TSA from Ikanos of approximately $3.4 million, which is classified in other current assets. The Company also recorded approximately $0.4 million in royalty revenue under the TSA agreement.

Fiscal 2008

On August 8, 2008, the Company completed the sale of its BMP business to NXP B.V. (“NXP”). Pursuant to the asset purchase agreement with NXP, NXP acquired certain assets including, among other things, specified patents, inventory and contracts and assumed certain employee-related liabilities. Pursuant to the agreement, the Company obtained a license to utilize technology that was sold to NXP and NXP obtained a license to utilize certain intellectual property that the Company retained. In addition, NXP agreed to provide employment to approximately 700 of the Company’s employees at locations in the United States, Europe, Israel, Asia-Pacific and Japan.

At the closing of the transaction, the Company recorded proceeds of an aggregate of $110.4 million, which was comprised of $100.1 million in cash and $10.3 million of escrow funds, which represents the net present value of the $11.0 million in escrowed funds deposited. Investment banking, legal and other fees of $3.6 million that were directly related to the transaction were offset against the proceeds to calculate net proceeds from the sale of $106.8 million. As a result of the completion of the transaction, the following assets and liabilities, as well as

$1.8 million of income tax on the gain on sale, were applied to the proceeds received to calculate the net gain on the sale of $6.3 million (in thousands):

Cash and cash equivalents	$3,104
Accounts receivable	27
Inventories, net	12,953
Other current assets	431

Total current assets	16,515

Property, plant and equipment, net	10,268
Goodwill	72,028
Intangible assets, net	840
Other assets	1,000

Total assets	$100,651

Accrued compensation and benefits	$1,476
Other current liabilities	382

Total current liabilities	1,858

Other liabilities	25

Total liabilities	$1,883

In the fourth fiscal quarter of 2009, $8.4 million was released to the Company from escrow. The remaining $2.6 million of funds in escrow were returned to NXP to satisfy indemnification claims, and were charged to discontinued operations.

In accordance with FASB ASC 360-10 (Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company determined that the assets and liabilities of the BMP business, which constituted an operating segment of the Company, were classified as held for sale on the consolidated balance sheet at September 28, 2007, and the results of the BMP business are being reported as discontinued operations in the consolidated statements of operations for all periods presented. Interest expense has been allocated based on the provisions of FASB ASC 205-20 (EITF No. 87-24, Allocation of Interest to Discontinued Operations). Interest expense reclassed to discontinued operations for fiscal years ended October 3, 2008 and September 28, 2007 was $9.0 million and $8.2 million, respectively.

For the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007, BMP revenues and pretax loss classified as discontinued operations were $3.0 million and $11.2 million, $180.0 million and $172.1 million and $235.3 million and $180.0 million, respectively.

Fiscal 2007

In February 2007, the Company sold its approximate 42% ownership interest in Jazz Semiconductor to Acquicor Technology Inc. (Acquicor), which was renamed Jazz Technologies, Inc. (Jazz) after the transaction, and Jazz Semiconductor became a wholly-owned subsidiary of Jazz. The Company received proceeds of $105.6 million and recognized a gain on the sale of the investment of $50.3 million in fiscal 2007. Additionally, immediately prior to the closing of the sale, the Company made an equity investment of $10.0 million in stock of Jazz, which the Company sold in the fourth quarter of fiscal 2007 resulting in a realized loss of $5.8 million on the sale of the shares.

3.	Business Combinations

Fiscal 2009

In December 2008, the Company acquired certain assets from Analog Devices Inc. (“ADI”) used in the operation of ADI’s “Integrated Audio Group” (“ADI Audio”) and a license to the right to manufacture and sell certain products related to ADI Audio. Of the $3.8 million purchase price, $1.3 million was allocated to net tangible assets and $2.5 million was allocated to the cost of the license. As of October 2, 2009 the Company has paid $3.2 million in cash and recorded a payable of $0.6 million representing the final installment payment on the license.

Fiscal 2008

In July 2008, the Company acquired Imaging Systems Group (ISG), Sigmatel Inc.’s multi-function printer imaging products, for an aggregate purchase price of $16.1 million. Of the $16.1 million purchase price, $2.5 million was allocated to net tangible assets, $7.8 million was allocated to identifiable intangible assets, $5.0 million was allocated to goodwill and $0.8 million was expensed as in-process research and development in accordance with EITF No. 86-14 “Purchased Research and Development Projects in a Business Combination.” The identifiable intangible assets are being amortized on a straight-line basis over their weighted average estimated useful lives of approximately three years.

Fiscal 2007

In October 2006, the Company acquired the assets of Zarlink Semiconductor Inc.’s (Zarlink) packet switching business for an aggregate purchase price of $5.8 million. Of the $5.8 million purchase price, $0.7 million was allocated to net tangible assets, approximately $2.4 million was allocated to identifiable intangible assets, and the remaining $2.7 million was allocated to goodwill. The acquired assets are included in assets held for sale at October 3, 2008 and were included in the BBA sale transaction.

All three acquisitions were accounted for using the purchase method of accounting in accordance with FASB ASC 805-10 (SFAS No. 141 “Business Combinations”). The Company’s statements of operations include the results of ADI, ISG and Zarlink from the date of acquisition. The pro forma effect of the transactions was not material to the Company’s statement of operations for the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007.

4.	Fair Value of Certain Financial Assets and Liabilities

In accordance with FASB ASC 820-10 (SFAS No. 157), the following represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2009 (in thousands):

	Level 1	Level 2	Total

Assets:
Cash and cash equivalents	$125,385	$—	$125,385
Restricted cash	8,500	—	8,500
Mindspeed warrant	—	5,053	5,053
Long-term restricted cash	6,423	—	6,423

Total Assets	$140,308	$5,053	$145,361

Level 1 assets consist of the Company’s cash and cash equivalents and restricted cash.

Level 2 assets consist of the Company’s warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. At October 2, 2009, the warrant was valued using the Black-Scholes-Merton model with an expected term of 3.7 years, expected volatility of 87%, a weighted average risk-free interest rate of 1.70% and no dividend yield.

The Company had no financial assets or liabilities classified as Level 3 as of October 2, 2009.

The fair value of other financial instruments as of October 2, 2009 are as follows:

Total

Short-term debt: senior secured notes	$61,400
Short-term debt	28,653
Long-term debt: convertible subordinated notes	211,875

$301,928

Liabilities consist of the Company’s short-term credit facility, the Company’s senior secured notes, and convertible subordinated notes. The fair value of the convertible subordinated notes was calculated using a quoted market price in an active market. The fair value of the senior secured notes and the short-term debt is their carrying value.

5.	Supplemental Balance Sheet Data

Inventories

Inventories consist of the following (in thousands):

	October 2,	October 3,
	2009	2008

Work-in-process	$5,002	$8,413
Finished goods	4,214	10,959

Total inventories, net	$9,216	$19,372

At October 2, 2009 and October 3, 2008, inventories are net of excess and obsolete (E&O) inventory reserves of $6.4 million and $12.6 million, respectively.

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	October 2,	October 3,
	2009	2008

Land	$1,662	$1,662
Land and leasehold improvements	6,887	6,406
Buildings	19,824	19,823
Machinery and equipment	56,979	67,738
Construction in progress	86	127

	85,438	95,756
Accumulated depreciation and amortization	(70,139)	(78,346)

	$15,299	$17,410

Property, plant and equipment are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For determining the fair value of property, plant and equipment, the Company utilizes discounted cash flow techniques associated with an asset or long-lived asset group. During fiscal 2009, the Company recorded an impairment charge of $0.9 million on its fixed assets, $0.2 million of which were charged to continuing operations and $0.7 million of which were charged to discontinued operations. During fiscal 2008, the Company determined that the current challenges in the DSL market resulted in the net book value of certain assets within the BBA business unit to be considered not fully recoverable. As a result, the Company recorded an impairment charge of $6.5 million related to the BBA business unit’s property, plant, and equipment. In addition, during fiscal 2008, the Company reevaluated its reporting unit operations with particular attention given to various scenarios for the BMP business. The determination was made that the net book value of certain assets within the BMP business unit were considered not fully recoverable. As a result, the Company recorded an impairment charge of $2.1 million related to the BMP business unit’s property, plant and equipment. The impairment charges related to BMP and BBA property, plant and equipment have been included in net loss from discontinued operations.

During fiscal 2007, the Company decided to discontinue further investment in stand-alone wireless networking products resulting in the recognition of $6.1 million in impairment charges related to property, plant and equipment supporting the stand-alone wireless products.

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

	Fiscal Year Ended
	2009	2008

Goodwill at beginning of period	$110,412	$106,065
Additions	1,000	4,997
Disposals	(1,000)	—
Impairments	—	(180)
Other adjustments	(504)	(470)

Goodwill at end of period	$109,908	$110,412

Impairments

In the Company’s annual test in the fourth fiscal quarter of 2009, it assessed the fair value of its reporting units for purposes of goodwill impairment testing based upon the Company’s fair value calculated based on the quoted market price of the Company multiplied by shares outstanding and a market multiple analysis, both under the market approach. The resulting fair value of the reporting unit is then compared to the carrying amounts of the net assets of the reporting unit, including goodwill. As the Company has only one reporting unit, the carrying amount of the reporting unit equals the net book value of the Company.

All of the goodwill reported on the Company’s balance sheet is attributable to the Company’s single reporting unit. During the fourth fiscal quarter of 2009, we determined that the fair value of the Company’s single reporting unit is greater than the carrying value of the Company’s single reporting unit and therefore there is no impairment of goodwill as of October 2, 2009. The Company believes, based on projected revenues, cash flows and our financial position, that the remaining carrying amounts of goodwill are recoverable.

In fiscal 2008, the Company reevaluated its reporting unit operations with particular attention given to various scenarios for the BMP business. The determination was made that the carrying value of the BMP business unit was greater than its fair value. As a result, the Company recorded a goodwill impairment charge of $119.6 million. In addition, in fiscal 2008 the Company continued its review and assessment of the future prospects of its businesses, products and projects with particular attention given to the BBA business unit. The current challenges in the competitive DSL market described above had resulted in the carrying value of the BBA business unit to be greater than its fair value. As a result, the Company recorded a goodwill impairment charge of $108.8 million. The impairment charges are included in net loss from discontinued operations.

During fiscal 2007, the Company recorded goodwill impairment charges of $184.7 million in its results from continuing operations because the carrying value of the embedded wireless network products business was greater than its fair value and because the Company decided to discontinue further investment in stand-alone wireless networking products business. In addition, during fiscal 2007, the Company’s loss from discontinued operations includes goodwill impairment charges of $124.8 million because the carrying value of the BMP business was greater than its fair value.

Additions

During fiscal 2009, the Company recorded $1.0 million of additional goodwill resulting from the final payment for the acquisition of Zarlink Semiconductor.

During fiscal 2008, the Company recorded $5.0 million of additional goodwill as a result of the acquisition of a multi-function printer imaging business.

Other Current Assets

Other current assets consist of the following (in thousands):

	October 2,	October 3,
	2009	2008

Other receivables	$6,988	$11,642
Deferred tax asset	327	375
Prepaid technical licenses	3,775	10,042
Other prepaid expenses	5,026	7,584
Other current assets	10,032	8,295

	$26,148	$37,938

Other Assets

Other assets consist of the following (in thousands):

	October 2,	October 3,
	2009	2008

Mindspeed warrant	$5,053	$545
Technology license	—	8,310
Non-current letters of credit	6,423	6,759
Electronic design automation tools	1,136	4,223
Deferred debt issuance costs	2,619	6,205
Investments	4,805	8,822
Intangible assets	5,557	10,611
Other non-current assets	691	4,386

	$26,284	$49,861

Mindspeed Warrant

The Company has a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. At October 2, 2009 and October 3, 2008, the market value of Mindspeed common stock was $3.05 and $2.08 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (expense) income, net each period. At October 2, 2009 and October 3, 2008, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $5.1 million and $0.5 million, respectively. At October 2, 2009, the warrant was valued using the Black-Scholes-Merton model with an expected term of 3.7 years, expected volatility of 87%, a weighted average risk-free interest rate of 1.70% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.

The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.

Technology License

As a result of the sale of our BBA business and decrease in revenues in the continuing business, the Company determined that the technology license with Freescale Semiconductor Inc. had no value and therefore recorded an impairment charge of $8.3 million for the license, of which $3.3 million was recorded in discontinued operations and $5.0 million in operating expenses in the year ended October 2, 2009.

Intangible Assets

Intangible assets consist of the following (in thousands):

	October 2, 2009			October 3, 2008
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Developed technology	$—	$—	$—	$11,042	$(9,963)	$1,079
Product licenses	2,400	(628)	1,772	11,032	(7,105)	3,927
Other intangible assets	6,830	(3,045)	3,785	8,240	(2,635)	5,605

	$9,230	$(3,673)	$5,557	$30,314	$(19,703)	$10,611

Intangible assets are being amortized over a weighted-average period of approximately 5.3 years. Annual amortization expense is expected to be as follows (in thousands):

	Fiscal Year Ending
	2010	2011	2012	2013	2014	Thereafter

Amortization expense	$1,250	$1,137	$1,137	$1,017	$446	$570

Intangible assets are continually monitored and reviewed for impairment or revisions to estimated useful life whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For determining the fair value of intangible assets, the Company utilizes discounted cash flow techniques associated with an asset or long-lived asset group.

During fiscal 2009, the Company recorded impairment charges related to intangible assets of $0.3 million, which were charged to discontinued operations.

During fiscal 2008, the Company continued its review and assessment of the future prospects of its businesses, products and projects with particular attention given to the BBA business unit. The challenges in the competitive DSL market described above resulted in the net book value of certain assets within the BBA business unit to be considered not fully recoverable. As a result, the Company recorded an impairment charge of $1.9 million related to intangible assets. The impairment charge is included in net loss from discontinued operations.

In fiscal 2007, due to declines in the performance of embedded wireless network products coupled with the Company’s decision to discontinue further investment in the stand-alone wireless networking products, impairment testing was performed on the intangible assets supporting the embedded wireless products. The fair values of the intangible assets were determined using a non-discounted cash flow model for those intangible assets with no future contribution to the discontinued wireless technology. As a result of this impairment test, the Company recorded an impairment charge of $30.3 million in fiscal 2007.

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	October 2,	October 3,
	2009	2008

Restructuring and reorganization liabilities	9,197	10,422
Accrued technical licenses	5,552	12,475
Taxes payable	3,909	1,865
Other	15,320	18,427

	$33,978	$43,189

Other Liabilities

Other liabilities consist of the following (in thousands):

	October 2,	October 3,
	2009	2008

Restructuring and reorganization liabilities	33,533	17,933
Deferred gain on sale of building	13,205	16,108
Taxes payable	6,411	7,201
Accrued technical licenses	3,413	8,472
Other	5,527	6,627

	$62,089	$56,341

6.	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	2009	2008	2007

Current:
United States	$(149)	$(33)	$—
Foreign	269	886	605
State and local	(10)	19	97

Total current	110	872	702

Deferred:
United States	—	—	—
Foreign	761	(23)	96

Total deferred	761	(23)	96

	$871	$849	$798

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

	October 2,	October 3,
	2009	2008

Deferred tax assets:
Intangible assets	$139,377	$154,377
Capitalized research and development	270,426	316,545
Net operating losses	581,786	474,783
Research and development and investment credits	153,938	152,869
Other, net	108,948	171,189
Valuation allowance	(1,199,860)	(1,213,944)

Total deferred tax assets	54,615	55,819

Deferred tax liabilities:
Deferred state taxes	(55,066)	(55,510)

Total deferred tax liabilities	(55,066)	(55,510)

	$(451)	$309

In assessing the realizability of deferred income tax assets, FASB ASC 740-10 (SFAS No. 109) establishes a more likely than not standard. If it is determined that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established against the deferred income tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment.

FASB ASC 740-10 (SFAS No. 109) further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s cumulative losses, the Company concluded that a full valuation allowance was required as of October 1, 2004. In fiscal 2009 and 2008, foreign operations recorded a $0.5 million net deferred tax liability and a $0.3 million net deferred tax asset, respectively.

The valuation allowance decreased $14.1 million and $33.0 million during fiscal 2009 and 2008, respectively. The 2009 decrease was primarily due to current year losses that were fully reserved offset by net operating losses that were fully reserved that expired. The decrease in 2008 was primarily related to the reductions in deferred tax assets attributed to the adoption of FASB ASC 740-10 (FIN 48) and offset by fiscal 2008 losses that were fully reserved. The deferred income tax assets at October 2, 2009 include $377.0 million of deferred income tax assets acquired in the merger with GlobespanVirata, Inc. Under FASB ASC 805-10 (SFAS 141R), which is effective for fiscal 2010, the benefit (if any) from the realization of these acquired net deferred income tax assets will decrease the Company’s provision for income taxes.

As a result of FASB ASC 718-10 (SFAS 123(R)), the Company’s deferred tax assets at October 2, 2009 and October 3, 2008 do not include $20.8 million and $20.6 million, respectively, of excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryovers. Equity will be increased by $20.8 million if and when such excess tax benefits are ultimately realized.

As of October 2, 2009, the Company has U.S. federal net operating loss carryforwards of approximately $1.6 billion that expire at various dates through 2029 and aggregate state net operating loss carryforwards of approximately $846 million that expire at various dates through 2019. The Company also has U.S. federal and state income tax credit carryforwards of approximately $89.0 million and $65.0 million, respectively. The U.S. federal credits expire at various dates through 2029. The state credit carryforwards include California Manufacturer’s Investment Credits of approximately $0.6 million that expire at various dates through 2011, while the remaining state credits have no expiration date. A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	October 2,	October 3,	September 2
	2009	2008	2007

U.S. Federal statutory tax at 35%	$(8,132)	$(605)	$(76,227)
State taxes, net of federal effect	711	(844)	5,508
U.S. and foreign income taxes on foreign earnings	7,863	6,346	2,466
Research and development credits	(939)	(3,655)	(5,229)
Valuation allowance	(13,911)	4,499	26,587
Detriment/(benefit) from discontinued operations and equity method investments, net of impairments	6,670	(7,986)	(19,131)
Asset impairments	4,494	—	63,012
Stock options	3,189	2,271	2,022
Other	926	823	1,790

Provision for income taxes	$871	$849	$798

Loss from continuing operations before income taxes and (loss) gain on equity investments consists of the following components (in thousands):

	Fiscal Year Ended
	October 2,	October 3,	September 2
	2009	2008	2007

United States	$(19,192)	$733	$(215,449)
Foreign	(4,042)	(2,462)	(2,341)

	$(23,234)	$(1,729)	$(217,790)

Certain of the Company’s foreign income tax returns for the years 2001 through 2007 are currently under examination. Management believes that adequate provision for income taxes has been made for all years, and the results of the examinations will not have a material impact on the Company’s financial position, cash flows or results of operations.

No provision has been made for U.S. federal, state or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $0.1 million and $6.3 million of undistributed earnings of foreign subsidiaries as of October 2, 2009 and October 3, 2008, respectively, which have been or are intended to be permanently reinvested.

On September 29, 2007, the Company adopted the provisions of FASB ASC 740-10 (FIN 48). The adoption had the following impact on the Company’s financial statements: increased long-term liabilities by $5.9 million and retained deficit by $0.8 million and decreased its long-term assets by $0.3 million and current income taxes payable by $5.3 million.

The following table summarizes the fiscal 2009 and 2008 activity related to our unrecognized tax benefits:

	2009	2008

Beginning balance	$77,304	$74,370
Increases related to current year tax positions	730	4,279
Expiration of the statue of limitations for the assessment of taxes	(4,429)	(1,504)
Other	232	159

Ending balance	$73,837	$77,304

Included in the unrecognized tax benefits of $73.8 million at October 2, 2009 are $66.3 million of tax benefits primarily related to federal and state acquired net operation loss and credit carryovers that, if recognized, would be offset by the Company’s valuation allowance, and $1.2 million of tax benefits that were acquired in business combinations that, if recognized, would under FASB ASC 805-10 (SFAS 141R) be recorded to tax expense as opposed to goodwill as required before the adoption of FASB ASC 805-10 (SFAS 141R). The balance of the Company’s uncertain tax positions are related to various foreign locations.

The Company also accrued potential interest of $0.5 million and $0.4 million related to these unrecognized tax benefits during fiscal 2009 and 2008 respectively, and in total, as of October 2, 2009, the Company has recorded a liability for potential interest and penalties of $1.2 million related to these positions. The Company expects $10.2 million of the unrecognized tax benefits, primarily related to acquired net operating losses and tax credits to expire unutilized over the next 12 months. The Company does not expect its uncertain tax positions to otherwise change materially over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The fiscal 2005 through 2009 tax years generally remain subject to examination by federal and most state tax authorities.

7.	Debt

Short-Term Debt

On November 29, 2005, the Company established an accounts receivable financing facility whereby it sells, from time to time, certain accounts receivable to Conexant USA, LLC (Conexant USA), a special purpose entity which is a consolidated subsidiary of the Company. Under the terms of the Company’s agreements with Conexant USA, the Company retains the responsibility to service and collect accounts receivable sold to Conexant USA and receives a weekly fee from Conexant USA for handling administrative matters that is equal to 1.0%, on a per annum basis, of the uncollected value of the accounts receivable.

Concurrent with the Company’s agreements with Conexant USA, Conexant USA entered into an $80.0 million credit facility that is secured by the assets of Conexant USA. Conexant USA is required to maintain certain minimum amounts on deposit (restricted cash) with the bank during the term of the credit agreement. The credit agreement was renewed effective November 2008 at a $50.0 million borrowing limit. Borrowings under the credit facility, which cannot exceed the lesser of $50.0 million and 85% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables, bear interest equal to 7-day LIBOR (reset weekly) plus 1.25% and was approximately 1.49% at October 2, 2009. In addition, Conexant USA pays a fee of 0.2% per annum for the unused portion of the line of credit.

The credit facility expires on November 27, 2009. During its term, the credit facility required the Company and its consolidated subsidiaries to maintain minimum levels of shareholders’ equity and cash and cash equivalents. Further, any failure by the Company or Conexant USA to pay their respective debts as they become due would allow the bank to cause all borrowings under the credit facility to immediately become due and payable. At October 2, 2009, Conexant USA had borrowed $28.7 million under this credit facility and the Company was in compliance with all credit facility requirements. As permitted by the terms of the credit facility, outstanding balances under the credit facility are required to be repaid on or before May 27, 2010.

Long-Term Debt

Long-term debt consists of the following (in thousands):

	October 2,	October 3,
	2009	2008

Floating rate senior secured notes due November 2010	$61,400	$141,400
4.00% convertible subordinated notes due March 2026	250,000	250,000

Total	311,400	391,400
Less: current portion of long-term debt	(61,400)	(17,707)

Long-term debt	$250,000	$373,693

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

Following the sale of the BBA business unit, the Company made an offer to repurchase $73.0 million of the senior secured notes at 100% of the principal amount plus any accrued and unpaid interest in August 2009. As a result of the 100% acceptance of the offer by the Company’s bondholders, $73.0 million of the senior secured notes were repurchased during the fourth quarter of fiscal 2009. In a separate transaction in the fourth quarter of fiscal 2009, the Company purchased an additional $7.0 million of the senior secured notes at 100% of the principal amount plus any accrued and unpaid interest. The Company recorded a pretax loss on debt repurchase of $0.9 million during the fourth quarter of fiscal 2009 which included the write-off of deferred debt issuance costs, $0.4 million was recorded in interest expense in continuing operations, $0.5 million was recorded in net loss from discontinued operations.

Subsequent to October 2, 2009, the Company issued a redemption notice announcing that it will redeem all of the remaining $61.4 million senior secured notes on December 18, 2009. The redemption price will be equal to 101% of the principal amount of the senior secured notes plus accrued and unpaid interest to the redemption date. Accordingly, the remaining $61.4 million senior secured notes have been classified as current in the Company’s consolidated balance sheets as of October 2, 2009.

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

Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $14.9 million, $21.0 million, and $12.0 million during fiscal 2009, 2008 and 2007, respectively.

At October 2, 2009, future minimum lease payments, net of sublease income, under non-cancelable operating leases were as follows (in thousands):

	Lease	Sublease	Net
Fiscal Year Ending	Payments	Income	Obligations

2010	$19,446	$(4,827)	$14,619
2011	15,661	(2,352)	13,309
2012	13,704	(1,746)	11,958
2013	13,941	(1,510)	12,431
2014	14,009	(1,212)	12,797
Thereafter	35,196	(2,269)	32,927

Total future minimum lease payments	$111,957	$(13,916)	$98,041

The summary of future minimum lease payments includes an aggregate gross amount of $89.5 million of lease obligations that principally expire through fiscal 2021, which have been accrued for in connection with the Company’s reorganization and restructuring actions and previous actions taken by GlobespanVirata, Inc. prior to its merger with the Company in February 2004.

At October 2, 2009, the Company is contingently liable for approximately $2.6 million in operating lease commitments on facility leases that were assigned to Mindspeed at the time of its separation from the Company.

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

IPO Litigation — In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the common stock of GlobeSpan, Inc. (GlobeSpan, Inc. later became GlobespanVirata, Inc., and is now the Company’s Conexant, Inc. subsidiary) between June 23, 1999 and December 6, 2000, filed a complaint in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws by the underwriters of GlobeSpan, Inc.’s initial and secondary public offerings as well as by certain

GlobeSpan, Inc. officers and directors. The complaint alleged that the defendants violated federal securities laws by issuing and selling GlobeSpan, Inc.’s common stock in the initial and secondary offerings without disclosing to investors that the underwriters had (1) solicited and received undisclosed and excessive commissions or other compensation and (2) entered into agreements requiring certain of their customers to purchase the stock in the aftermarket at escalating prices. The complaint was consolidated for purposes of discovery and other pretrial proceedings with class actions against more than 300 other companies making similar allegations regarding the public offerings of those companies during 1998 through 2000. On June 10, 2009, the court gave preliminary approval, and on October 5, 2009, the court gave final approval, to a $586 million aggregate settlement of the consolidated class actions. For purposes of the settlement, the plaintiff classes do not include certain institutions allocated shares from the “institutional pots” in any of the public offerings at issue in the consolidated class actions and persons associated with those institutions. Pursuant to the terms of the settlement, the Company’s and the individual GlobeSpan defendants’ share of the cost of the settlement will be paid by GlobeSpan’s insurers. Several appeals have been taken from the approval of the settlement; at this time the Company does not believe that these appeals will have a material impact on the Company.

Class Action Suit — In February 2005, the Company and certain of its current and former officers and the Company’s Employee Benefits Plan Committee were named as defendants in Graden v. Conexant, et al., a lawsuit filed on behalf of all persons who were participants in the Company’s 401(k) Plan (Plan) during a specified class period. This suit was filed in the U.S. District Court of New Jersey and alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, as amended, to the Plan and the participants in the Plan. The plaintiffs filed an amended complaint on August 11, 2005. The amended complaint alleged that the plaintiffs lost money in the Plan due to (i) poor Company merger-related performance, (ii) misleading disclosures by the Company regarding the merger, (iii) breaches of fiduciary duty regarding management of Plan assets, (iv) being encouraged to invest in the Conexant Stock Fund, (v) being unable to diversify out of said fund and (vi) having the Company make its matching contributions in said fund. On October 12, 2005, the defendants filed a motion to dismiss this case. The plaintiffs responded to the motion to dismiss on December 30, 2005, and the defendants’ reply was filed on February 17, 2006. On March 31, 2006, the judge dismissed this case and ordered it closed. The plaintiffs filed a notice of appeal on April 17, 2006. The appellate argument was held on April 19, 2007. On July 31, 2007, the Third Circuit Court of Appeals vacated the District Court’s order dismissing plaintiffs’ complaint and remanded the case for further proceedings. On August 27, 2008, the motion to dismiss was granted in part and denied in part. The judge left in claims against all of the individual defendants as well as against the Company. In January 2009, the Company and the plaintiffs agreed in principle to settle all outstanding claims in the litigation for $3.25 million. On May 21, 2009, plaintiffs’ attorneys filed with the District Court a motion asking the court to grant its preliminary approval of the proposed settlement and set a date for a final hearing on the settlement, after notice to the class, the obtaining of an allocation of the dollar recovery, and certain other preconditions set forth in the settlement agreement. By order dated June 18, 2009, the District Court granted preliminary approval of the proposed settlement and set September 11, 2009 as the date of the final Settlement Fairness hearing. On September 11, 2009, the Court approved the proposed settlement. In fiscal 2009, the Company deposited $3.25 million into an escrow account and anticipates that the settlement will be paid in December 2009.

Wi-Lan Litigation — On October 1, 2009, Wi-Lan, Inc. (“Wi-Lan”) filed a complaint in the United States District Court for the Eastern District of Texas accusing the Company of infringing one United States patent. Wi-Lan alleges that certain past sales from the Company’s former BBA business infringe the patent, which allegedly relates to Asymmetric Digital Subscriber Line (“ADSL”) technology. The Company has not been served with the complaint. The Company believes it does not infringe the Wi-Lan patent, and it will defend any lawsuit related to this patent. Wi-Lan and the Company have been engaged in licensing discussions concerning the asserted patent since April 2008 and those discussions continue.

Guarantees and Indemnifications

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell International Corporation (“Rockwell”), the Company assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against

Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz, the Company agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the Company’s sale of the BMP business to NXP, the Company agreed to indemnify NXP for certain claims related to the transaction. In connection with the Company’s sale of the BBA business to Ikanos, the Company agreed to indemnify Ikanos for certain claims related to the transaction. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

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

Other

Tax Matter — During fiscal 2008, the Company settled certain proposed tax assessments related to an acquired foreign subsidiary. The final settlement related to pre-acquisition tax periods and the Company has been fully indemnified for the amount due. The settlement resulted in a reversal of $1.4 million of reserves, of which $0.6 million was recorded as a reduction to Goodwill and $0.9 million as a reduction to Special Charges.

The Company has recorded $8.9 million of unrecognized tax benefits as liabilities in accordance with FASB ASC 740-10 (FIN 48), and the Company is uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $1.2 million as of October 2, 2009.

9.	Shareholders’ Equity

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.01 per share, and 25,000,000 shares of preferred stock, without par value, of which 5,000,000 shares are designated as Series A junior participating preferred stock (the Junior Preferred Stock).

Stock Option Plans

The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of October 2, 2009, approximately 9.2 million shares of the Company’s common stock are available for grant under the stock option and long-term incentive plans. Stock options are granted with exercise prices of not less than the fair market value at grant date, generally vest over four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.

The Company accounts for its stock option plans in accordance with FASB ASC 718-10 (SFAS No. 123(R), “Share-Based Payment”). Under FASB ASC 718-10 (SFAS No. 123(R)), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. The Company measures the fair value of service-based awards and performance-based awards on the date of grant. Performance-based awards are evaluated for vesting probability each reporting period.

The following weighted average assumptions were used in the estimated grant date fair value calculations for share-based payments:

	Fiscal Year Ended
	October 2,	October 3,	September 28,
	2009	2008	2007

Stock option plans:
Expected dividend yield	$—	$—	$—
Expected stock price volatility	79%	67%	68%
Risk free interest rate	2.12%	3.20%	4.60%
Average expected life (in years)	4.87	5.25	4.93
Stock purchase plans:
Expected dividend yield	$—	$—	$—
Expected stock price volatility	74%	69%	60%
Risk free interest rate	3.14%	3.10%	4.80%
Average expected life (in years)	0.50	0.50	0.50

The expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding.

A summary of stock option activity is as follows (shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, October 3, 2008	7,357	$23.54
Granted	77	1.07
Exercised	—	—
Forfeited	(3,224)	23.45

Outstanding, October 2, 2009	4,210	23.20

Shares vested and expected to vest, October 2, 2009	4,159	23.33

Exercisable, October 2, 2009	3,840	$24.24

At October 2, 2009, of the 4.2 million stock options outstanding, approximately 3.4 million options were held by current employees and directors of the Company, and approximately 0.8 million options were held by employees of former businesses of the Company (i.e., Mindspeed, Skyworks) who remain employed by one of these businesses. At October 2, 2009, stock options outstanding had an aggregate intrinsic value of approximately $0.1 million and a weighted-average remaining contractual term of 2.5 years. At October 2, 2009, exercisable stock options had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 2.2 years. No options were exercised during the fiscal year ended October 2, 2009. The total intrinsic values of options exercised during fiscal 2008 was immaterial. The total intrinsic value of options exercised in 2007 was $2.1 million. At October 2, 2009, the total unrecognized fair value compensation cost related to non-vested stock option awards was $2.5 million, which is expected to be recognized over a remaining weighted average period of approximately 1.2 years.

Restricted stock units issued under the 2000 Non-Qualified Plan are as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding, October 3, 2008	—	$—
Granted	136	2.38
Vested	—	—
Forfeited	—	—

Outstanding, October 2, 2009	136	$2.38

During fiscal 2009, the Company recognized compensation expense of $0.04 million related to share awards issued under the 2000 Non-Qualified Plan. At October 2, 2009, the total unrecognized fair value stock-based compensation cost related to non-vested 2000 Non-Qualified Plan was $0.3 million, which is expected to be recognized over a weighted average period of 0.9 years.

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

1999 Long Term Incentive Plan

The awards issued under this plan may be settled, at the Company’s election at the time of payment, in cash, shares of common stock or any combination of cash and common stock. A summary of share-based award activity under the 1999 Long Term Incentive Plan is as follows (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding, October 3, 2008	225	$5.31
Granted	—	—
Vested	(213)	5.30
Forfeited	—	—

Outstanding, October 2, 2009	12	$5.67

During fiscal 2009 and 2008, the Company recognized compensation expense of $0.6 million and $0.5 million, respectively, related to the 1999 Long Term Incentive Plan. At October 2, 2009, the total unrecognized fair value compensation cost related to non-vested 1999 Long Term Incentive Plan awards was $0.1 million, which is expected to be recognized over a remaining weighted average period of approximately 0.8 years. The plan expired on December 31, 2008. There are no shares available to grant.

2001 Performance Share Plan

The performance-based awards may be settled, at the Company’s election at the time of payment, in cash, shares of common stock or any combination of cash and common stock. A summary of share-based award activity under the 2001 Performance Share Plan is as follows (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding, October 3, 2008	175	$8.00
Granted	—	—
Vested	(175)	8.00
Forfeited	—	—

Outstanding, October 2, 2009	—	$—

During fiscal 2009, the Company recorded expense of $0.6 million related to the 2001 Performance Share Plan. During fiscal 2008, the Company recorded a reversal of previously recognized stock based compensation expense of $1.1 million, related to the non-achievement of certain performance criteria and stock based compensation expense of $0.9 million related to outstanding awards. During fiscal 2007 the Company recorded expense of $1.4 million. At October 2, 2009, there was no unrecognized compensation cost related to non-vested Performance Plan share awards. At October 2, 2009, approximately 0.2 million shares of the Company’s common stock are available for issuance under this plan.

2004 New Hire Plan

The New Hire Plan contains service-based awards as well as awards which vest based on the achievement of certain stock price appreciation conditions. A summary of share-based award activity under the New Hire Plan is as follows (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding, October 3, 2008	74	$10.59
Granted	—	—
Vested	(32)	11.33
Forfeited	(25)	13.70

Outstanding, October 2, 2009	17	$4.50

During fiscal 2009, 2008 and 2007, the Company recognized $0.3 million, $1.1 million and $0.3 million in stock based compensation expense related to the New Hire Plan, respectively. In addition, due to the departure of the Company’s former President and CEO in fiscal 2008, the vesting period of 0.2 million service-based awards was accelerated and 0.1 million market condition awards were forfeited due to non-achievement of vesting conditions resulting in the recognition of $1.3 million of stock based compensation and the reversal of $0.3 million of stock based compensation, respectively. At October 2, 2009, the total unrecognized fair value compensation cost related to non-vested New Hire Plan was $0.05 million, which is expected to be recognized over a remaining weighted average period of approximately 1.5 years.

Employee Stock Purchase Plan

Effective January 31, 2009, the Company suspended the Employee Stock Purchase Plan (“ESPP”) for all employees. The last purchase of 49,592 shares under the ESPP occurred on January 30, 2009. During fiscal 2009, 2008 and 2007, the Company recognized stock-based compensation expense of $0.1 million, $0.5 million and $1.4 million for stock purchase plans, in its condensed consolidated statements of operations.

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

10.	Employee Benefit Plans

Retirement Savings Plan

The Company sponsors 401(k) retirement savings plans that allow eligible U.S. employees to contribute a portion of their compensation, on a pre-tax or after-tax basis, subject to annual limits. The Company may match employee contributions in whole or in part up to specified levels, and the Company may make an additional discretionary contribution at fiscal year-end, based on the Company’s performance. The Company contributions are made in cash, and are allocated based on the employee’s current investment elections. Expense under the retirement savings plans was $0.5 million, $1.7 million, and $2.1 million for fiscal 2009, 2008 and 2007, respectively. In the second quarter of fiscal 2009 the Company suspended the company match for the domestic 401(k) plan.

Retirement Medical Plan

The Company has a retirement medical plan which covers certain of its employees and provides for medical payments to eligible employees and dependents upon retirement. At the time of the spin-off from Rockwell in fiscal 1999, the Company ceased offering retirement medical coverage to active salaried employees. Effective January 1, 2003, the Company elected to wind-down this plan, and it was phased out as of December 31, 2007. Retirement medical credit, consisting principally of interest accrued on the accumulated retirement medical obligation and the effects of the wind-down of the plan beginning in fiscal 2003, was approximately $0.6 million and $2.0 million in fiscal 2008 and 2007, respectively. The wind-down of the plan was completed in fiscal 2008. No material payments are expected beyond fiscal 2009.

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

In May 2008, the Company determined it would terminate its VERP which it had offered to certain salaried employees in association with a restructuring plan initiated in September 1998. The Company settled its liability related to the VERP via the purchase of a non-participating annuity contract. During fiscal 2008, the Company recorded a pension settlement charge of $6.3 million. As a result of the termination, no further contributions or benefit payouts will occur. Net pension expense was a credit of approximately $0.1 million for fiscal 2008 and expense of approximately $0.2 million for fiscal 2007.

11.	Gain on Sale of Intellectual Property

In October 2008, the Company sold a portfolio of patents, including patents related to its prior wireless networking technology, to a third party for cash of $14.5 million, net of costs, and recognized a gain of $12.9 million on the transaction. In accordance with the terms of the agreement with the third party, the Company retains a cross-license to this portfolio of patents.

12.	Asset Impairments

Fiscal 2009

During fiscal 2009, the Company recorded impairment charges of $10.8 million, consisting primarily of an $8.3 million impairment of a patent license with Freescale Semiconductor, Inc., land and fixed asset impairments of $1.4 million, electronic design automation (“EDA”) tool impairments of $0.8 million, intangible asset impairments of $0.3 million. Asset impairments recorded in continuing operations were $5.7 million, asset impairments related to the BMP and BBA business units of $5.1 million were recorded in discontinued operations.

Fiscal 2008

During fiscal 2008, the Company continued its review and assessment of the future prospects of its businesses, products and projects with particular attention given to the BBA business unit. The challenges in the competitive DSL market resulted in the net book value of certain assets within the BBA business unit to be considered not fully recoverable. As a result, the Company recorded impairment charges of $108.8 million related to goodwill, $1.9 million related to intangible assets, $6.5 million related to property, plant and equipment and $3.4 million related to EDA tools. The impairment charges have been included in net loss from discontinued operations.

During fiscal 2008, the Company reevaluated its reporting unit operations with particular attention given to various scenarios for the BMP business. The determination was made that the net book value of certain assets within the BMP business unit were considered not fully recoverable. As a result, the Company recorded impairment charges of $119.6 million related to goodwill, $21.1 million related to EDA tools and technology licenses and

$2.1 million related to property, plant and equipment, respectively. The impairment charges have been included in net loss from discontinued operations.

Fiscal 2007

During fiscal 2007, the Company recorded asset impairment charges of $225.4 million, consisting primarily of goodwill impairment charges of $184.7 million, intangible impairment charges of $30.3 million and property, plant and equipment impairment charges of $6.1 million resulting from declines in the embedded wireless network products coupled with the Company’s decision to discontinue further investment in stand-alone wireless networking products. In addition, during fiscal 2007, the Company’s loss from discontinued operations includes asset impairment charges of $128.2 million. The fiscal 2007 asset impairment charges included in discontinued operations is comprised of goodwill impairment charges of $124.8 million which resulted from declines in the performance of certain broadband media products in the prior fiscal year.

13.	Special Charges

Special charges consist of the following (in thousands):

	Fiscal Year Ended
	October 2,	October 3,	September
	2009	2008	2007
	(In thousands)

Litigation charges	$3,475	$—	$1,497
Restructuring charges	15,116	11,539	7,227
Voluntary Early Retirement Plan (“VERP”) settlement charge	—	6,294	—
Loss on disposal of property	392	961	—
Other special charges	—	(112)	(364)

	$18,983	$18,682	$8,360

Litigation Charges

Litigation charges in fiscal 2009 resulted from the settlement of the class action lawsuit related to the Company’s 401(k) savings plan.

Restructuring Charges

The Company has implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.

As of October 2, 2009, the Company has remaining restructuring accruals of $42.7 million, of which $1.6 million relates to workforce reductions and $41.1 million relates to facility and other costs. Of the $42.7 million of restructuring accruals at October 2, 2009, $9.2 million is included in other current liabilities and $33.5 million is included in other non-current liabilities in the accompanying consolidated balance sheet. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2010 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. The facility charges were determined in accordance with the provisions of FASB ASC 420-10 (SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”). As a result, the Company recorded the net present value of the future lease obligations and will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases.

Fiscal 2009 Restructuring Actions — As part of a workforce reduction implemented during the fiscal year ended October 2, 2009, the Company completed actions that resulted in the elimination of 183 positions worldwide. In relation to these restructuring actions in fiscal 2009, the Company recorded $4.9 million of total charges for the cost of severance benefits for the affected employees, $0.6 million of which were included in discontinued operations related to our BBA business.

Activity and liability balances recorded as part of the fiscal 2009 restructuring actions through October 2, 2009 were as follows (in thousands):

Workforce
Reductions

Charged to costs and expenses	$4,893
Cash payments	(3,311)

Restructuring balance, October 2, 2009	$1,582

Fiscal 2008 Restructuring Actions — During fiscal 2008, the Company announced its decision to discontinue investments in standalone wireless networking solutions and other product areas. In relation to these announcements, the Company has recorded $6.3 million of total charges for the cost of severance benefits for the affected employees. Additionally, the Company recorded charges of $1.8 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. As a result of the sale of the BBA business, restructuring expenses of $0.8 million incurred in fiscal 2008, which related to fiscal 2008 restructuring actions, were reclassified to discontinued operations in the consolidated statements of operations.

Restructuring charges in fiscal year ended October 2, 2009 related to the fiscal 2008 restructuring actions included $0.6 million of additional severance charges.

Activity and liability balances recorded as part of the Fiscal 2008 Restructuring Actions through October 2, 2009 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$6,254	$1,762	$8,016
Cash payments	(6,161)	(731)	(6,892)

Restructuring balance, October 3, 2008	93	1,031	1,124
Charged to costs and expenses	580	36	616
Reclassification to other current liabilities and other liabilities	—	(127)	(127)
Cash payments	(673)	(876)	(1,549)

Restructuring balance, October 2, 2009	$—	$64	$64

Fiscal 2007 Restructuring Actions — During fiscal 2007, the Company announced several facility closures and workforce reductions. In total, the Company notified approximately 670 employees of their involuntary termination and recorded $9.5 million of total charges for the cost of severance benefits for the affected employees. Additionally, the Company recorded charges of $2.0 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The non-cash facility accruals resulted from the reclassification of deferred gains on the previous sale-leaseback of two facilities totaling $8.0 million in fiscal 2008 and $4.9 million in fiscal 2007. As a result of the Company’s sale of its BMP business unit in fiscal 2008, $2.9 million and $2.2 million incurred in fiscal 2008 and 2007, respectively, related to the fiscal 2007 restructuring actions and were reclassified to discontinued operations in the condensed consolidated statements of operations. The domestic economic downturn experienced during the fiscal year ended October 2, 2009 resulted in declines in real estate lease rates and adversely impacted the Company’s ability to secure sub tenants for a facility located in San Diego. These declines resulted in a decrease in estimated future projected sub lease rental income causing a $14.3 million additional restructuring charge for the facility. The remaining additional facility restructuring charge of $1.8 million is due to accretion of lease liability. The majority of the facility supported the operations of the BMP business sold in August 2008. The additional restructuring charge of $16.1 million was allocated between the BMP business and continuing operations based upon the historical use of the facility. Of the $16.1 million restructuring charge, $10.8 million was included in discontinued operations and $5.3 million was charged to operating expenses.

As a result of the sale of the BBA business, restructuring expenses of $2.7 million, incurred in fiscal 2007, which related to fiscal 2007 restructuring actions, were reclassed to discontinued operations in the consolidated statements of operations.

Activity and liability balances recorded as part of the Fiscal 2007 Restructuring Actions through October 2, 2009 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$9,477	$2,040	$11,517
Non-cash items	—	4,868	4,868
Cash payments	(5,841)	(268)	(6,109)

Restructuring balance, September 28, 2007	3,636	6,640	10,276
Charged to costs and expenses	11	6,312	6,323
Non-cash items	—	8,039	8,039
Cash payments	(3,631)	(4,309)	(7,940)

Restructuring balance, October 3, 2008	16	16,682	16,698
Charged to costs and expenses	(1)	16,130	16,129
Cash payments	(15)	(5,579)	(5,594)

Restructuring balance, October 2, 2009	$—	$27,233	$27,233

Fiscal 2006 and 2005 Restructuring Actions — During fiscal years 2006 and 2005, the Company announced operating site closures and workforce reductions. In total, the Company notified approximately 385 employees of their involuntary termination. During fiscal 2006 and 2005, the Company recorded total charges of $24.1 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who were offered and accepted relocation assistance. Additionally, the Company recorded charges of $21.3 million relating to the consolidation of certain facilities under non-cancelable leases that were vacated. Restructuring charges in the fiscal year ended October 2, 2009 related to the fiscal 2006 and 2005 restructuring actions included $4.2 million due to a decrease in estimated future rental income from sub-tenants resulting from declines in sub lease activity and $0.8 million due to accretion of lease liability.

Activity and liability balances recorded as part of the Fiscal 2006 and 2005 Restructuring Actions through October 2, 2009 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, October 1, 2005	$3,609	$25,220	$28,829
Charged to costs and expenses	1,852	1,407	3,259
Reclassification from accrued compensation and benefits and other	1,844	55	1,899
Cash payments	(5,893)	(8,031)	(13,924)

Restructuring balance, September 29, 2006	1,412	18,651	20,063
Reclassification to other current liabilities and other liabilities	—	(2,687)	(2,687)
Charged to costs and expenses	55	559	614
Cash payments	(1,336)	(4,007)	(5,343)

Restructuring balance, September 28, 2007	131	12,516	12,647
Reclassification from other current liabilities and other liabilities	—	3,359	3,359
Charged to costs and expenses	(130)	285	155
Cash payments	(1)	(5,123)	(5,124)

Restructuring balance, October 3, 2008	—	11,037	11,037
Charged to costs and expenses	—	4,989	4,989
Cash payments	—	(2,175)	(2,175)

Restructuring balance, October 2, 2009	$—	$13,851	$13,851

14.	Other (Income) Expense, Net

Other (income) expense, net consists of the following (in thousands):

	Fiscal Year Ended
	2009	2008	2007

Investment and interest income	$(1,747)	$(7,237)	$(13,833)
(Increase) decrease in the fair value of derivative instruments	(4,508)	14,974	952
Impairment of equity securities	2,770	—	—
Loss on rental property	—	1,435	—
Loss on swap termination	1,087	—	—
Realized gains on sales of equity securities	(1,856)	(896)	(17,016)
Other	(771)	947	(6,608)

Other (income) expense, net	$(5,025)	$9,223	$(36,505)

Other income, net for fiscal 2009 was primarily comprised of $4.5 million increase in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock, $1.9 million gains on sales of equity securities, $1.7 million of investment and interest income on invested cash balances offset by $2.8 million of impairments on equity securities and a $1.1 million realized loss on the termination of interest rate swaps.

Other expense, net for fiscal 2008 was primarily comprised of $7.2 million of investment and interest income on invested cash balances, a $15.0 million decrease in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock, and $1.4 million of expense related to a rental property.

Other income, net for fiscal 2007 was primarily comprised of $13.8 million of investment and interest income on invested cash balances, $17.0 million of gains on sales of equity securities, including primarily the gain of $16.3 million on the sale of our Skyworks shares and investment credits realized on asset disposals.

15.	Related Party Transactions

Mindspeed Technologies, Inc.

As of October 2, 2009 the Company holds a warrant to purchase 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share exercisable through June 2013. In addition, two members of the Company’s Board of Directors also serve on the Board of Mindspeed. No significant amounts were due to or receivable from Mindspeed at October 2, 2009.

Lease Agreement — The Company subleases an office building to Mindspeed. Under the sublease agreement, Mindspeed pays amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. The Company recorded income related to the Mindspeed sublease agreement of $1.8 million in fiscal 2009, $2.6 million in fiscal 2008 and $2.5 million in fiscal 2007. Additionally, Mindspeed made payments directly to the Company’s landlord totaling $3.4 million, $4.0 million and $4.1 million in fiscal 2009, 2008 and 2007, respectively.

Skyworks Solutions, Inc. (Skyworks)

One member of the Company’s Board of Directors also serves on the Board of Skyworks. No significant amounts were due to or receivable from Skyworks at October 2, 2009.

Inventory Purchases — During fiscal 2009, 2008 and 2007, the Company purchased inventory from Skyworks totaling $0.5 million, $4.8 million and $1.2 million, respectively.

16.	Segment Information

Geographic Regions:

Net revenues by geographic regions, based upon the country of destination, were as follows (in thousands):

	Fiscal Year Ended
	2009	2008	2007

United States	$5,983	$9,139	$12,515
Other Americas	3,101	9,761	10,375

Total Americas	9,084	18,900	22,890
China	132,827	213,847	214,265
Asia-Pacific	63,709	91,988	114,618

Total Asia-Pacific	196,536	305,835	328,883

Europe, Middle East and Africa	2,807	6,769	8,930

	$208,427	$331,504	$360,703

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For fiscal 2009, 2008 and 2007, there was one distribution customer that accounted for 23%, 23% and 23% of net revenues, respectively. Sales to the Company’s twenty largest customers represented approximately 87%, 83% and 85% of net revenues for fiscal 2009, 2008 and 2007, respectively.

Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	October 2,	October 3,
	2009	2008

United States	$26,064	$49,240
India	1,971	2,627
Other Asia-Pacific	2,919	4,209
Europe, Middle East and Africa	18	34

	$30,972	$56,110

17.	Quarterly Results of Operations (Unaudited)

	Fiscal Quarter Ended
Fiscal 2009	Oct. 2, 2009	Jul. 3, 2009	Apr. 3, 2009	Jan. 2, 2009

Net revenues	$56,155	$50,844	$43,965	$57,463
Gross margin	33,890	30,311	25,035	32,517
Net loss from continuing operations	(7,747)	(831)	(12,618)	(5,716)
Gain on sale of discontinued operations	39,170	—	—	—
Net (loss) income from discontinued operations	(7,967)	3,557	(1,138)	(11,973)
Net income (loss)	23,456	2,726	(13,756)	(17,689)
Net loss per share from continuing operations, basic and fully diluted	(0.15)	(0.02)	(0.26)	(0.12)
Net gain per share from sale of discontinued operations, basic and fully diluted	0.78	—	—	—
Net (loss) income per share from discontinued operations, basic and fully diluted	(0.16)	0.07	(0.02)	(0.24)
Net income (loss) per share, basic and fully diluted	0.47	0.05	(0.28)	(0.36)

	Fiscal Quarter Ended
Fiscal 2008	Oct. 3, 2008	Jun. 27, 2008	Mar. 28, 2008	Dec. 28, 2007

Net revenues	$81,115	$73,902	$76,238	$100,249
Gross margin	46,954	41,593	44,059	61,647
Net (loss) income from continuing operations	(1,457)	(3,500)	(2,467)	7,650
Gain on sale of discontinued operations	6,268	—	—	—
Net loss from discontinued operations	(3,894)	(146,371)	(139,537)	(16,868)
Net income (loss)	917	(149,871)	(142,004)	(9,218)
Net (loss) income per share from continuing operations, basic and fully diluted	(0.03)	(0.07)	(0.05)	0.16
Net gain per share from sale of discontinued operations, basic and fully diluted	0.13	—	—	—
Net loss per share from discontinued operations, basic and fully diluted	(0.08)	(2.96)	(2.83)	(0.34)
Net income (loss) per share, basic and fully diluted	0.02	(3.03)	(2.88)	(0.19)

18.	Supplemental Guarantor Financial Information

In November 2006, the Company issued $275.0 million of floating rate senior secured notes due November 2010, of which $61.4 million was outstanding as of October 2, 2009. The floating rate senior secured notes rank equally in right of payment with all of the Company’s (the Parent’s) existing and future senior debt and senior to all of its existing and future subordinated debt. The notes are also jointly, severally and unconditionally guaranteed, on a senior basis, by three of the Parent’s wholly owned U.S. subsidiaries: Conexant, Inc., Brooktree Broadband Holding, Inc., and Ficon Technology, Inc. (collectively, the Subsidiary Guarantors). The guarantees rank equally in right of payment with all of the Subsidiary Guarantors’ existing and future senior debt and senior to all of the Subsidiary Guarantors’ existing and future subordinated debt.

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

The following tables present the Company’s condensed consolidating balance sheets as of October 2, 2009 and October 3, 2008 (in thousands):

	October 2, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$98,120	$—	$27,265	$—	$125,385
Restricted cash	—	—	8,500	—	8,500
Receivables, net	—	169,158	32,060	(171,108)	30,110
Inventories	9,216	—	—	—	9,216
Other current assets	21,114	—	5,034	—	26,148

Total current assets	128,450	169,158	72,859	(171,108)	199,359
Property and equipment, net	10,865	—	4,434	—	15,299
Goodwill	17,910	88,901	3,097	—	109,908
Other assets	24,895	—	1,389	—	26,284
Investments in subsidiaries	275,273	25,093	—	(300,366)	—

Total assets	$457,393	$283,152	$81,779	$(471,474)	$350,850

Current liabilities:
Current portion of long-term debt	$61,400	$—	$—	$—	$61,400
Short-term debt	—	—	28,653	—	28,653
Accounts payable	167,991	—	27,670	(171,108)	24,553
Accrued compensation and benefits	5,620	—	3,108	—	8,728
Other current liabilities	30,628	932	2,418	—	33,978

Total current liabilities	265,639	932	61,849	(171,108)	157,312
Long-term debt	250,000	—	—	—	250,000
Other liabilities	60,305	—	1,784	—	62,089

Total liabilities	575,944	932	63,633	(171,108)	469,401
Shareholders’ (deficit) equity	(118,551)	282,220	18,146	(300,366)	(118,551)

Total liabilities and equity (deficit)	$457,393	$283,152	$81,779	$(471,474)	$350,850

	October 3, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$69,738	$—	$36,145	$—	$105,883
Restricted cash	18,000	—	8,800	—	26,800
Receivables	—	169,158	57,584	(177,745)	48,997
Inventories	19,372	—	—	—	19,372
Other current assets	32,998	3	4,937	—	37,938
Current assets held for sale	25,248	—	4,482	—	29,730

Total current assets	165,356	169,161	111,948	(177,745)	268,720
Property and equipment, net	11,292	—	6,118	—	17,410
Goodwill	17,911	89,404	3,097	—	110,412
Intangible assets, net	4,167	5,992	452	—	10,611
Other assets	36,753	—	2,497	—	39,250
Investments in subsidiaries	291,511	26,694	—	(318,205)	—

Total assets	$526,990	$291,251	$124,112	$(495,950)	$446,403

Current liabilities:
Current portion of long-term debt	$17,707	$—	$—	$—	$17,707
Short-term debt	—	—	40,117	—	40,117
Accounts payable	164,057	—	48,582	(177,745)	34,894
Accrued compensation and benefits	10,841	—	2,360	—	13,201
Other current liabilities	39,592	932	2,665	—	43,189
Current liabilities to be assumed	3,135	—	860	—	3,995

Total current liabilities	235,332	932	94,584	(177,745)	153,103
Long-term debt	373,693	—	—	—	373,693
Other liabilities	54,699	—	1,642	—	56,341

Total liabilities	663,724	932	96,226	(177,745)	583,137
Shareholders’ (deficit) equity	(136,734)	290,319	27,886	(318,205)	(136,734)

Total liabilities and equity (deficit)	$526,990	$291,251	$124,112	$(495,950)	$446,403

The following tables present the Company’s condensed consolidating statements of operations for the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007 (in thousands):

	Fiscal Year Ended October 2, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net revenues	$183,456	$2,784	$22,187	$—	$208,427
Cost of goods sold	67,296	—	19,378	—	86,674

Gross margin	116,160	2,784	2,809	—	121,753
Operating expenses:
Research and development	51,351	—	—	—	51,351
Selling, general and administrative	59,031	—	3,709	—	62,740
Amortization of intangible assets	2,976	—	—	—	2,976
Gain on sale of intellectual property	(12,858)	—	—	—	(12,858)
Asset impairments	4,492	—	1,180	—	5,672
Special charges	16,872	—	2,111	—	18,983

Total operating expenses	121,864	—	7,000	—	128,864

Operating income (loss)	(5,704)	2,784	(4,191)	—	(7,111)
Equity (loss) in income of subsidiaries	2,300	1,449	—	(3,749)	—
Interest expense	19,338	—	1,810	—	21,148
Other (income) expense, net	6,384	—	(11,409)	—	(5,025)

(Loss) income from continuing operations before income taxes and loss on equity method investments	(29,126)	4,233	5,408	(3,749)	(23,234)
Provision for income taxes	(689)	—	1,560	—	871

(Loss) income from continuing operations before loss on equity method investments	(28,437)	4,233	3,848	(3,749)	(24,105)
Loss on equity method investments	(2,807)	—	—	—	(2,807)

(Loss) income from continuing operations	(31,244)	4,233	3,848	(3,749)	(26,912)
Gain on sale of discontinued operations	39,045	—	125	—	39,170
(Loss) income from discontinued operations	(13,064)	(4,302)	(155)	—	(17,521)

Net income (loss)	$(5,263)	$(69)	$3,818	$(3,749)	$(5,263)

	Fiscal Year Ended October 3, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net revenues	$298,265	$8,180	$25,059	$—	$331,504
Cost of goods sold	117,226	—	20,025	—	137,251

Gross margin	181,039	8,180	5,034	—	194,253
Operating expenses:
Research and development	58,439	—	—	—	58,439
Selling, general and administrative	70,344	—	7,561	—	77,905
Amortization of intangible assets	2,885	—	767	—	3,652
Asset impairments	255	—	22	—	277
Special charges	14,784	—	3,898	—	18,682

Total operating expenses	146,707	—	12,248	—	158,955

Operating (loss) income	34,332	8,180	(7,214)	—	35,298
(Loss) equity in income of subsidiaries	(201,224)	7,493	—	193,731	—
Interest expense	23,311	—	4,493	—	27,804
Other expense (income), net	34,789	—	(25,566)	—	9,223

(Loss) income from continuting operations before income taxes and gain on equity method investments	(224,992)	15,673	13,859	193,731	(1,729)
Provision for income taxes	(1,007)	—	1,856	—	849

(Loss) income from continuting operations before gain on equity method investments	(223,985)	15,673	12,003	193,731	(2,578)
Gain on equity method investments	2,804	—	—	—	2,804

(Loss) income from continuing operations	(221,181)	15,673	12,003	193,731	226
Gain on sale of discontinued operations	1,777	1,609	2,882	—	6,268
(Loss) income from discontinued operations	(80,772)	(226,923)	1,025	—	(306,670)

Net (loss) income	$(300,176)	$(209,641)	$15,910	$193,731	$(300,176)

	Fiscal Year Ended September 28 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net revenues	$298,906	$6,549	$55,248	$—	$360,703
Cost of goods sold	117,897	—	44,075	—	161,972

Gross margin	181,009	6,549	11,173	—	198,731
Operating expenses:
Research and development	89,694	—	2,191	—	91,885
Selling, general and administrative	67,972	3	12,918	—	80,893
Amortization of intangible assets	8,569	—	986	—	9,555
Asset impairments	10,252	214,972	156	—	225,380
Special charges	4,864	—	3,496	—	8,360

Total operating expenses	181,351	214,975	19,747	—	416,073

Operating loss	(342)	(208,426)	(8,574)	—	(217,342)
(Loss) equity in income of subsidiaries	(331,771)	799	—	330,972	—
Interest expense	30,363	—	6,590	—	36,953
Other expense (income), net	706	8	(37,219)	—	(36,505)

(Loss) income from continuing operations before income taxes and loss on equity method investments	(363,182)	(207,635)	22,055	330,972	(217,790)
Provision for income taxes	(1,559)	—	2,357	—	798

(Loss) income from continuing operations before loss on equity method investments	(361,623)	(207,635)	19,698	330,972	(218,588)
Loss on equity method investments	51,182	—	—	—	51,182

(Loss) income from continuing operations	(310,441)	(207,635)	19,698	330,972	(167,406)
Loss from discontinued operations	(92,021)	(143,035)	—	—	(235,056)

Net (loss) income	$(402,462)	$(350,670)	$19,698	$330,972	$(402,462)

The following tables present the Company’s condensed consolidating statements of cash flows for the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007 (in thousands):

	Year Ended October 2, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(14,805)	$9,619	$(12,624)	$26,286	$8,476
Cash flows from investing activities:
Proceeds from sales of equity securities	2,310	—	—	—	2,310
Purchases of property, plant and equipment	(333)	—	(353)	—	(686)
Sales of property, plant and equipment	110	—	24	—	134
Proceeds from sale of intellectual property, net	14,548	—	—	—	14,548
Payments for acquisitions	(4,207)	—	—	—	(4,207)
Purchases of accounts receivable	—	—	(239,820)	239,820	—
Proceeds from collection of purchased accounts receivable	—	—	266,106	(266,106)	—
Release of restricted cash	18,000	—	300	—	18,300
Proceeds from resolution of pre-acquisition contingencies	10,446	—	—	—	10,446
Net proceeds from sale of business	44,522	—	37	—	44,559

Net cash provided by (used in) investing activities	85,396	—	26,294	(26,286)	85,404
Cash flows from financing activities:
Repayment of short-term debt, net of expenses	—	—	(12,365)	—	(12,365)
Repurchases and retirements of long-term debt	(80,000)	—	—	—	(80,000)
Proceeds from issuance of company stock	18,436	—	—	—	18,436
Proceeds from issuance of common stock under employee stock plans	28	—	—	—	28
Employee income tax paid related to vesting of restricted stock units	(258)	—	—	—	(258)
Intercompany, net	19,804	(9,619)	(10,185)	—	—
Interest rate swap security deposit	2,517	—	—	—	2,517
Payment for swap termination	(2,815)	—	—	—	(2,815)
Repayment of shareholder note receivable	79	—	—	—	79

Net cash provided by (used in) financing activities	(42,209)	(9,619)	(22,550)	—	(74,378)

Net increase (decrease) in cash and cash equivalents	28,382	—	(8,880)	—	19,502
Cash and cash equivalents at beginning of period	69,738	—	36,145	—	105,883

Cash and cash equivalents at end of period	$98,120	$—	$27,265	$—	$125,385

	Year Months Ended October 3, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(65,165)	$(2,922)	$39,185	$10,552	$(18,350)
Cash flows from investing activities:
Proceeds from sale of business	82,035	—	13,332	—	95,367
Proceeds from sale of property, plant and equipment	574	—	8,375	—	8,949
Purchases of property, plant and equipment	(3,601)	—	(2,357)	—	(5,958)
Payments for acquisitions, net of cash acquired	(16,088)	—	—	—	(16,088)
Purchases of equity securities	(755)	—	—	—	(755)
Restricted cash	(18,000)	—	—	—	(18,000)
Purchases of accounts receivable	—	—	(520,643)	520,643	—
Collections of accounts receivable	—	—	531,195	(531,195)	—

Net cash (used in) provided by investing activities	44,165	—	29,902	(10,552)	63,515
Cash flows from financing activities:
Repayment of short-term debt, net of expenses	—	—	(39,883)	—	(39,883)
Repurchases and retirements of long-term debt	(133,600)	—	—	—	(133,600)
Proceeds from issuance of common stock	1,088	—	—	—	1,088
Repayment of shareholder notes receivables	25	—	—	—	25
Interest rate swap security deposit	(2,517)	—	—	—	(2,517)
Intercompany balances, net	26,479	2,922	(29,401)	—	—

Net cash used in financing activities	(108,525)	2,922	(69,284)	—	(174,887)

Net (decrease) increase in cash and cash equivalents	(129,525)	—	(197)	—	(129,722)
Cash and cash equivalents at beginning of period	199,263	—	36,342	—	235,605

Cash and cash equivalents at end of period	$69,738	$—	$36,145	$—	$105,883

	Year Months Ended September 28, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(185,293)	$84,155	$109,973	$(20,686)	$(11,851)
Cash flows from investing activities:
Proceeds from sale of equity securities and other assets	168,186	—	—	—	168,186
Proceeds from sales and maturities of marketable debt securities	100,573	—	—	—	100,573
Purchases of marketable securities	(27,029)	—		—	(27,029)
Purchases of property, plant and equipment	(15,970)	—	(14,352)	—	(30,322)
Payments for acquisitions, net of cash acquired	(5,029)	—	—	—	(5,029)
Purchases of equity securities	(1,200)	—	—	—	(1,200)
Purchases of accounts receivable	—	—	(606,122)	606,122	—
Collections of accounts receivable	—	—	601,131	(601,131)	—

Net cash (used in) provided by investing activities	219,531	—	(19,343)	4,991	205,179
Cash flows from financing activities:
Repayment of short-term debt, net of expenses	—	—	(1,198)	—	(1,198)
Proceeds from long-term debt, net	264,760	—	—	—	264,760
Repurchases and retirements of long term debt	(456,500)	—	—	—	(456,500)
Proceeds from issuance of common stock	9,568	—	—	—	9,568
Repayment of shareholder notes receivables	21	—	—	—	21
Dividends paid	—	—	(15,695)	15,695	—
Intercompany balances, net	171,778	(84,155)	(87,623)	—	—

Net cash used in financing activities	(10,373)	(84,155)	(104,516)	15,695	(183,349)

Net (decrease) increase in cash and cash equivalents	23,865	—	(13,886)	—	9,979
Cash and cash equivalents at beginning of period	175,398	—	50,228	—	225,626

Cash and cash equivalents at end of period	$199,263	$—	$36,342	$—	$235,605

19.	Subsequent events

The Company has evaluated events subsequent to October 2, 2009 to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through November 25, 2009, the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements and that the following items represent events that merits disclosure herein:

On October 14, 2009, the Company’s underwriter exercised its over-allotment option to purchase an additional 1,050,000 shares of the company’s common stock, at a price of $2.85 per share. Net proceeds to the Company, after expenses were approximately $2.6 million.

On November 18, 2009, pursuant to Article 5 of the indenture dated as of November 13, 2006 between Conexant Systems, Inc. (the “Company”) and The Bank of New York Trust Company, N.A. (to the interests of which as indenture trustee The Bank of New York Mellon Trust Company, N. A. has succeeded) relating to the Company’s Floating Rate Senior Secured Notes due 2010 (the “Notes”), the Company issued a redemption notice announcing that it will redeem all of the outstanding Notes on December 18, 2009. The Notes are scheduled to mature on November 13, 2010. An aggregate principal amount of $61.4 million of the Notes are outstanding. The redemption price will be equal to 101% of the principal amount of the Notes plus accrued and unpaid interest to the redemption date.

Between November 6, 2009 and November 25, 2009 the Company entered into exchange agreements (the “Exchanges”) with certain holders (the “Holders”) of its outstanding 4% Convertible Subordinated Notes due 2026 (the “Notes”) to issue an aggregate of 3.1 million shares of the Company’s common stock (the “Shares”), par value $0.01 per share, in exchange for $7.9 million aggregate principal amount of the Notes. The Company is also paying the Holders accrued and unpaid interest in cash on the Notes exchanged. The holders of the Notes may require the Company to repurchase, for cash, all or part of their Notes on March 1, 2011 at a price of 100% of the principal amount, plus any accrued and unpaid interest. The Shares were issued in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon an exemption from registration provided under Section 3(a)(9) of the Act. The Exchanges qualified for the 3(a)(9) exemption because the Shares and the Notes were both issued by the Company, the Shares were issued exclusively in exchanges with the Company’s existing security holders, the exchanges were not solicited and no commission or other remuneration was paid or given directly or indirectly for soliciting the Exchanges.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Conexant Systems, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheets of Conexant Systems, Inc. and subsidiaries (the “Company”) as of October 2, 2009 and October 3, 2008, and the related consolidated statements of operations, cash flows and shareholders’ equity (deficit) and comprehensive loss for each of the three years in the period ended October 2, 2009. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Conexant Systems, Inc. and subsidiaries as of October 2, 2009 and October 3, 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 2, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
November 25, 2009

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 2, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 2, 2009.

The effectiveness of the Company’s internal control over financial reporting as of October 2, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and Deloitte & Touche LLP has issued a report on the Company’s internal control over financial reporting, which follows below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Conexant Systems, Inc.
Newport Beach, California

We have audited the internal control over financial reporting of Conexant Systems, Inc. and subsidiaries (the “Company”) as of October 2, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 2, 2009 of the Company and our report dated November 25, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
November 25, 2009

PART III

Certain information required by Part III is omitted from this Annual Report because the Company will file its definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 18, 2010 pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Executive Officers — The information required by this Item is incorporated herein by reference to the section entitled “Executive Officers” in the Proxy Statement.

(b) Directors — The information required by this Item is incorporated herein by reference to the section entitled “Election of Directors” in the Proxy Statement.

(c) Audit Committee and Audit Committee Financial Expert — Certain information required by this Item is incorporated herein by reference to the section entitled “Report of the Audit Committee” in the Proxy Statement. The board of directors has determined that William E. Bendush, Chairman of the Audit Committee, is an “audit committee financial expert” and “independent” as defined under applicable SEC and NASDAQ rules. The board’s affirmative determination was based, among other things, upon his extensive experience as Chief Financial Officer of Applied Micro Circuits Corporation and his service at Silicon Systems.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended October 2, 2009 are included herewith:

(2) Supplemental Schedules

Schedule II — Valuation and Qualifying Accounts	107

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibits		Description

2.1		Asset Purchase Agreement, dated as of April 21, 2009, by and between Conexant Systems, Inc. and Ikanos Communications, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009)
2.2		Asset Purchase Agreement, dated April 29, 2008, by and between the Company and NXP B.V. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
2.3		Agreement and Plan of Merger, dated as of September 26, 2006, by and among Acquicor Technology Inc., Joy Acquisition Corp., Jazz Semiconductor, Inc. and T.C. Group, L.L.C., as the stockholders’ representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2006)
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.A.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)
3	.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
3.2		Amended By-Laws of the Company (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 16, 2009)
4.1		Indenture, dated as of March 7, 2006, by and between the Company and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association, as trustee, including the form of the Company’s 4% Convertible Subordinated Notes due March 1, 2026 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 8, 2006)
4	.1.1	Registration Rights Agreement, dated as of March 7, 2006, by and between the Company and Lehman Brothers, Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 8, 2006)
4.2		Indenture, dated as of November 13, 2006, by and among the Company, the subsidiary guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee, including the form of the Company’s Floating Rate Senior Secured Note due 2010 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 16, 2006)

Exhibits		Description

4	.2.1	Registration Rights Agreement, dated as of November 13, 2006, by and among the Company, the subsidiary guarantors party thereto, and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company N.A.) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on November 16, 2006)
*10	.1	Conexant Systems, Inc. 1999 Long-Term Incentives Plan, as amended (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 filed on May 26, 2000 (File No. 333-37918))
*10	.1.1	Form of Stock Option Agreement under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
*10	.1.2	Form of Restricted Stock Agreement (Performance Vesting) under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
*10	.1.3	Form of Restricted Stock Agreement (Time Vesting) under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
*10	.1.4	Copy of resolutions of the Board of Directors of the Company, adopted August 13, 1999 amending, among other things, the 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10-e-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999)
*10	.2	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on May 9, 2002, as amended June 13, 2002, in connection with the Skyworks transaction (incorporated by reference to Exhibit 10-b-9 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.2.1	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 13, 2002 in connection with the Skyworks transaction (incorporated by reference to Exhibit 10-b-10 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.3	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed spin-off (incorporated by reference to Exhibit 10-b-11 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)
*10	.3.1	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed spin-off (incorporated by reference to Exhibit 10-b-12 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)
*10	.4	Amended and Restated Conexant Systems, Inc. Retirement Savings Plan (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed on December 21, 2006 (File No. 333-139547))
*10	.5	Conexant Systems, Inc. Directors Stock Plan, as amended (incorporated by reference to Exhibit 10-e-1 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)
*10	.6	Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended (incorporated by reference to Exhibit (D)(2) of Amendment No. 2 to Schedule TO filed on December 1, 2004)
*10	.6.1	Resolutions adopted by the Board of Directors of the Company on February 25, 2004 with respect to the use of shares available under certain GlobespanVirata, Inc. stock plans for future grants under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan (incorporated by reference to Exhibit 4.5.2 of the Company’s Registration Statement on Form S-8 filed on March 15, 2004 (File No. 333-113595))
*10	.6.2	Form of Stock Option Agreement under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended (incorporated by reference to Exhibit 10-f-3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)
*10	.7	Conexant Systems, Inc. 2001 Performance Share Plan and related Performance Share Award Terms and Conditions (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on November 21, 2001 (File No. 333-73858))

Exhibits		Description

*10	.8	Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on May 28, 2004 (File No. 333-115983))
*10	.8.1	Form of Stock Option Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 10-j-2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)
*10	.8.2	Form of Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007)
*10	.9	Conexant Systems, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2009)
*10	.10	Conexant Systems, Inc. 2009 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008)
*10	.11	Deferred Compensation Plan II, effective January 1, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 5, 2006)
*10	.12	Employment Agreement, dated as of April 14, 2008, by and between the Company and D. Scott Mercer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.12.1	Amendment to Employment Agreement by and between D. Scott Mercer and Conexant Systems, Inc., dated April 22, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009)
*10	.13	Employment Agreement, dated as of April 14, 2008, by and between the Company and C. Scherp (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.14	Employment Agreement, dated as of April 14, 2008, by and between the Company and S. Chittipeddi (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.15	Employment Agreement, dated as of August 24, 2007, by and between the Company and Karen Roscher (incorporated by reference to Exhibit 10-k-12 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)
*10	.15.1	Amendment dated as of May 29, 2008 to Employment Agreement dated as of August 24, 2007 by and between Karen Roscher (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 2, 2008)
*10	.15.2	Separation Agreement and Release dated as of December 18, 2008 between Conexant Systems, Inc. and Karen L. Roscher (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 30, 2008)
*10	.16	Employment Agreement, dated as of February 18, 2008, by and between the Company and Mark Peterson (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.16.1	Amendment dated as of May 29, 2008 to Employment Agreement dated as of February 18, 2008 by and between Mark Peterson (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 2, 2008)
*10	.16.2	Amendment to Employment Agreement between Conexant Systems, Inc. and Mark Peterson, dated April 22, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 24, 2009)
*10	.17	Employment Agreement, dated as of December 4, 2008, by and between the Company and Dwight W. Decker (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 9, 2008)
10.18		Distribution Agreement, dated as of June 25, 2003, by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 1, 2003

Exhibits		Description

10	.18.1	Employee Matters Agreement, dated as of June 27, 2003 by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on July 1, 2003)
10	.18.2	Tax Allocation Agreement, dated as of June 27, 2003, by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed on July 1, 2003)
**10	.19	Capacity & Reservation Deposit Agreement, dated as of March 20, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
10	.19.1	Amendment No. 1 to Capacity & Reservation Deposit Agreement, dated as of March 24, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.19.2	Amendment No. 2 to Capacity & Reservation Deposit Agreement, dated as of August 1, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.19.3	Amendment No. 3 to Capacity & Reservation Deposit Agreement, dated as of May 17, 2001, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-4 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.19.4	Amendment No. 4 to Capacity & Reservation Deposit Agreement, dated as of August 24, 2001, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-5 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.19.5	Foundry Agreement, dated as of July 27, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-6 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.20	Form of Indemnity Agreement between the Company and the directors and certain executives of the Company (incorporated by reference to Exhibit 10-q-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)
*10	.21	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2009)
*10	.22	Summary of Non-Employee Director Compensation and Benefits (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
10.23		Receivables Purchase Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and the Company (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 1, 2005)
10	.23.1	Credit and Security Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and Wachovia Bank, N.A. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on December 1, 2005)
10	.23.2	Servicing Agreement, dated as of November 29, 2005, by and between the Company and Conexant USA, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on December 1, 2005)
10	.23.3	Extension Letter Agreement, dated November 21, 2006, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC (incorporated by reference to Exhibit 10-r-4 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2006)
10	.23.4	Extension Letter Agreement, dated October 11, 2007, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC (incorporated by reference to Exhibit 10-r-5 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)
10	.23.5	Extension Letter Agreement, dated November 24, 2008, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC (incorporated by reference to Exhibit 10.24.1 of the Company’s Annual Report on Form 10-K for the year ended October 3, 2008)

Exhibits	Description

10.24	IP License Agreement, dated as of April 29, 2008, by and between the Company and NXP B.V. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
21	List of Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.

**	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on November 25, 2009.

CONEXANT SYSTEMS, INC.

By:	/s/ D. SCOTT MERCER
D. Scott Mercer
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on November 25, 2009 by the following persons on behalf of the registrant and in the capacities indicated:

Signature		Title

/s/ D. SCOTT MERCER D. Scott Mercer		Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ JEAN HU Jean Hu		Chief Financial Officer and Senior Vice President, Business Development (Principal Financial and Principal Accounting Officer)

/s/ WILLIAM E. BENDUSH* William E. Bendush		Director

/s/ STEVEN J. BILODEAU* Steven J. Bilodeau		Director

/s/ DWIGHT W. DECKER* Dwight W. Decker		Director

/s/ F. CRAIG FARRILL* F. Craig Farrill		Director

/s/ BALAKRISHNAN S. IYER* Balakrishnan S. Iyer		Director

/s/ MATTHEW E. MASSENGILL* Matthew E. Massengill		Director

/s/ JERRE L. STEAD* Jerre L. Stead		Director

* By:	/s/ MARK D. PETERSON Mark D. Peterson, Attorney-in-fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	(Credited) to
	Beginning of	Costs and	Additions	Balance at
Description	Year	Expenses	(Deductions)(1)	End of Year

Fiscal year ended October 2, 2009:
Allowance for doubtful accounts	$834	$(325)	$(56)	$453
Reserve for sales returns	2,935	(1,364)	(481)	1,090
Reserve for pricing allowances	—	—	—	—
Allowance for excess and obsolete inventories	12,579	(745)	(5,442)	6,392
Allowance for lower of cost or market inventories	—	—	—	—
Fiscal year ended October 3, 2008:
Allowance for doubtful accounts	$1,659	$(751)	$(74)	$834
Reserve for sales returns	3,264	(329)	—	2,935
Reserve for pricing allowances	—	—	—	—
Allowance for excess and obsolete inventories	11,986	5,575	(4,982)	12,579
Allowance for lower of cost or market inventories	268	(268)	—	—
Fiscal year ended September 28, 2007:
Allowance for doubtful accounts	$842	$20	$797	$1,659
Reserve for sales returns	3,248	988	(972)	3,264
Reserve for pricing allowances	500	(500)	—	—
Allowance for excess and obsolete inventories	24,333	(8,089)	(4,258)	11,986
Allowance for lower of cost or market inventories	1,563	(1,043)	(252)	268

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.