Form 10-K/A
period 2009-10-02
CONEXANT SYSTEMS INC
filed 2009-12-22
CIK 1069353

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
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

EXPLANATORY NOTE
          Conexant Systems, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended October 2, 2009, which was filed with the Securities and Exchange Commission on November 27, 2009 (the “Original Filing”), solely to file exhibits that were inadvertently omitted from the Original Filing and to amend in its entirety Item 15(a)(3), Part IV of the Original Filing. No other part of the Original Filing is being amended hereby, and this amendment does not reflect events that have occurred after the filing of the Original Filing.
Item 15. Exhibits and Financial Statements Schedules
          (a)(3) Exhibits

Exhibits	Description
2.1	Asset Purchase Agreement, dated as of April 21, 2009, by and between the Company and Ikanos Communications, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009)

2.2	Asset Purchase Agreement, dated April 29, 2008, by and between the Company and NXP B.V. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)

2.3	Agreement and Plan of Merger, dated as of September 26, 2006, by and among Acquicor Technology Inc., Joy Acquisition Corp., Jazz Semiconductor, Inc. and T.C. Group, L.L.C., as the stockholders’ representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2006)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.A.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)

3.2	Amended By-Laws of the Company (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 16, 2009)

4.1	Indenture, dated as of March 7, 2006, by and between the Company and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association, as trustee, including the form of the Company’s 4% Convertible Subordinated Notes due March 1, 2026 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 8, 2006)

4.1.1	Registration Rights Agreement, dated as of March 7, 2006, by and between the Company and Lehman Brothers, Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 8, 2006)

4.2	Indenture, dated as of November 13, 2006, by and among the Company, the subsidiary guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee, including the form of the Company’s Floating Rate Senior Secured Note due 2010 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 16, 2006)

4.2.1	Registration Rights Agreement, dated as of November 13, 2006, by and among the Company, the subsidiary guarantors party thereto, and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company N.A.) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on November 16, 2006)

*10.1	Conexant Systems, Inc. 1999 Long-Term Incentives Plan, as amended (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 filed on May 26, 2000 (File No. 333-37918))

Exhibits	Description
*10.1.1	Form of Stock Option Agreement under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

*10.1.2	Form of Restricted Stock Agreement (Performance Vesting) under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

*10.1.3	Form of Restricted Stock Agreement (Time Vesting) under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

*10.1.4	Copy of resolutions of the Board of Directors of the Company, adopted August 13, 1999 amending, among other things, the 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10-e-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999)

*10.2	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on May 9, 2002, as amended June 13, 2002, in connection with the Skyworks transaction (incorporated by reference to Exhibit 10-b-9 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)

*10.2.1	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 13, 2002 in connection with the Skyworks transaction (incorporated by reference to Exhibit 10-b-10 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)

*10.3	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed spin-off (incorporated by reference to Exhibit 10-b-11 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)

*10.3.1	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed spin-off (incorporated by reference to Exhibit 10-b-12 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)

*10.4	Amended and Restated Conexant Systems, Inc. Retirement Savings Plan (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed on December 21, 2006 (File No. 333-139547))

*10.5	Conexant Systems, Inc. Directors Stock Plan, as amended (incorporated by reference to Exhibit 10-e-1 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)

*10.6	Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended (incorporated by reference to Exhibit (D)(2) of Amendment No. 2 to Schedule TO filed on December 1, 2004)

*10.6.1	Resolutions adopted by the Board of Directors of the Company on February 25, 2004 with respect to the use of shares available under certain GlobespanVirata, Inc. stock plans for future grants under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan (incorporated by reference to Exhibit 4.5.2 of the Company’s Registration Statement on Form S-8 filed on March 15, 2004 (File No. 333-113595))

*10.6.2	Form of Stock Option Agreement under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended (incorporated by reference to Exhibit 10-f-3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

*10.7	Conexant Systems, Inc. 2001 Performance Share Plan and related Performance Share Award Terms and Conditions (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on November 21, 2001 (File No. 333-73858))

*10.8	Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on May 28, 2004 (File No. 333-115983))

Exhibits	Description
*10.8.1	Form of Stock Option Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 10-j-2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004

*10.8.2	Form of Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007)

*10.9	Conexant Systems, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2009)

*10.10	Conexant Systems, Inc. 2009 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008)

*10.11	Deferred Compensation Plan II, effective January 1, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 5, 2006)

*10.12	Employment Agreement, dated as of April 14, 2008, by and between the Company and D. Scott Mercer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)

*10.12.1	Amendment to Employment Agreement, by and between D. Scott Mercer and the Company, dated April 22, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009)

*10.13	Employment Agreement, dated as of April 14, 2008, by and between the Company and C. Scherp (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)

*10.13.1	Amendment dated as of August 27, 2009 to Employment Agreement dated as of April 14, 2008 by and between the Company and C. Scherp

*10.14	Employment Agreement, dated as of April 14, 2008, by and between the Company and S. Chittipeddi (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)

*10.14.1	Amendment dated as of August 27, 2009 to Employment Agreement dated as of April 14, 2008 by and between the Company and S. Chittipeddi

*10.15	Employment Agreement, dated as of August 24, 2007, by and between the Company and Karen Roscher (incorporated by reference to Exhibit 10-k-12 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)

*10.15.1	Amendment dated as of May 29, 2008 to Employment Agreement dated as of August 24, 2007 by and between the Company and Karen Roscher (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 2, 2008)

*10.15.2	Separation Agreement and Release dated as of December 18, 2008 between the Company and Karen L. Roscher (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 30, 2008)

*10.16	Employment Agreement, dated as of February 18, 2008, by and between the Company and Mark Peterson (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)

*10.16.1	Amendment dated as of May 29, 2008 to Employment Agreement dated as of February 18, 2008 by and between the Company and Mark Peterson (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 2, 2008)

*10.16.2	Amendment to Employment Agreement between the Company and Mark Peterson, dated April 22, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 24, 2009)

*10.16.3	Amendment dated as of August 27, 2009 to Employment Agreement dated February 18, 2008 by and between the Company and Mark Peterson

Exhibits	Description
*10.17	Employment Agreement, dated as of December 4, 2008, by and between the Company and Dwight W. Decker (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 9, 2008)

10.18	Distribution Agreement, dated as of June 25, 2003, by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 1, 2003)

10.18.1	Employee Matters Agreement, dated as of June 27, 2003 by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on July 1, 2003)

10.18.2	Tax Allocation Agreement, dated as of June 27, 2003, by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed on July 1, 2003)

**10.19	Capacity & Reservation Deposit Agreement, dated as of March 20, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)

10.19.1	Amendment No. 1 to Capacity & Reservation Deposit Agreement, dated as of March 24, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)

**10.19.2	Amendment No. 2 to Capacity & Reservation Deposit Agreement, dated as of August 1, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)

**10.19.3	Amendment No. 3 to Capacity & Reservation Deposit Agreement, dated as of May 17, 2001, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-4 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)

**10.19.4	Amendment No. 4 to Capacity & Reservation Deposit Agreement, dated as of August 24, 2001, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-5 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)

**10.19.5	Foundry Agreement, dated as of July 27, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-6 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)

*10.20	Form of Indemnity Agreement between the Company and the directors and certain executives of the Company (incorporated by reference to Exhibit 10-q-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

*10.21	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2009)

*10.22	Summary of Non-Employee Director Compensation and Benefits (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)

10.23	Receivables Purchase Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and the Company (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 1, 2005)

10.23.1	Credit and Security Agreement, dated as of November 29, 2005, by and between Conexant USA, LLC and Wachovia Bank, N.A. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on December 1, 2005)

10.23.2	Servicing Agreement, dated as of November 29, 2005, by and between the Company and Conexant USA, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on December 1, 2005)

10.23.3	Extension Letter Agreement, dated November 21, 2006, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC (incorporated by reference to Exhibit 10-r-4 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2006)

Exhibits	Description
10.23.4	Extension Letter Agreement, dated October 11, 2007, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC (incorporated by reference to Exhibit 10-r-5 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)

10.23.5	Extension Letter Agreement, dated November 24, 2008, by and among Wachovia Bank, N.A., the Company and Conexant USA, LLC (incorporated by reference to Exhibit 10.24.1 of the Company’s Annual Report on Form 10-K for the year ended October 3, 2008)

10.24	IP License Agreement, dated as of April 29, 2008, by and between the Company and NXP B.V. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)

*10.25	Employment Agreement, dated as of April 25, 2008, by and between the Company and Jean Hu

*10.25.1	Amendment dated as of August 27, 2009 to Employment Agreement dated as of April 25, 2008 by and between the Company and Jean Hu

+21	List of Subsidiaries of the Company

+23	Consent of Independent Registered Public Accounting Firm

+24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company

+31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

+31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.3	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.4	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

+32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.

**	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Previously filed.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on December 21, 2009.

CONEXANT SYSTEMS, INC.
By:	/s/ D. SCOTT MERCER
D. Scott Mercer
Chairman and Chief Executive Officer