Form 10-Q
period 2010-01-01
CONEXANT SYSTEMS INC
filed 2010-02-08
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 1, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 29, 2010, there were 65,051,404 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, the negatives of such expressions, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	our expectations, subject to the qualifications expressed, regarding the sufficiency of our existing sources of liquidity and cash to fund our operations, research and development, anticipated capital expenditures and our working capital needs for at least the next 12 months and whether we will be able to repatriate cash from our foreign operations on a timely and cost-effective basis;

•	our expectation that we will be able to sustain the recoverability of our goodwill, intangible and tangible long-term assets;

•	expectations that we will have sufficient capital to repay our indebtedness as it becomes due and to finance our ongoing business and operations and that we will be able to successfully complete restructuring or refinancing alternatives;

•	expectations that we will be able to use our net operating losses and other tax attributes to offset future taxable income;

•	expectations regarding the market share of our products, growth in the markets we serve and our market opportunities;

•	expectations regarding the closing of the sale of our real property in Newport Beach;

•	expectations regarding price and product competition;

•	continued demand and future growth in demand for our products in the communications, PC and consumer markets we serve;

•	our plans and expectations regarding the transition of our semiconductor products to smaller line width geometries;

•	our product development plans;

•	our expectation that our largest customers will continue to account for a substantial portion of our revenue;

•	expectations regarding our contractual obligations and commitments;

•	our expectation that we will be able to protect our products and services with proprietary technology and intellectual property protection;

•	our expectation that we will be able to meet our lease obligations (and other financial commitments); and

•	our expectation that we will be able to continue to rely on third party manufacturers to manufacture, assemble and test our products to meet our customers’ demands.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including, but not limited to, those made in Part II, Item 1A of this Quarterly Report on Form 10-Q, and any of those made in our other reports filed with the Securities and Exchange Commission (SEC). Please consider our forward-looking statements in light of those risks as you read this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

CONEXANT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except for share and par value amounts)

	January 1,	October 2,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$59,084	$125,385
Restricted cash	—	8,500
Receivables, net of allowances of $352 and $453	30,674	30,110
Inventories, net	9,184	9,216
Other current assets	20,582	26,148
Assets held for sale	11,958	—

Total current assets	131,482	199,359

Property, plant and equipment, net of accumulated depreciation of $58,354 and $70,139	6,872	15,299
Goodwill	109,908	109,908
Other assets	25,485	25,635

Total assets	$273,747	$350,201

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$61,400
Short-term debt	—	28,653
Accounts payable	20,661	24,553
Accrued compensation and benefits	8,621	8,728
Other current liabilities	36,430	33,978

Total current liabilities	65,712	157,312

Long-term debt, net of debt discount of $16,468 and $21,422	215,902	228,578
Other liabilities	58,783	62,089

Total liabilities	340,397	447,979
Commitments and contingencies (Note 6)

Shareholders’ deficit:
Preferred and junior preferred stock: 20,000 and 5,000 shares authorized, respectively	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 65,051 and 56,917 shares issued and outstanding at January 1, 2010 and October 2, 2009, respectively	651	570
Additional paid-in capital	4,854,511	4,833,919
Accumulated deficit	(4,921,409)	(4,929,743)
Accumulated other comprehensive loss	(403)	(2,524)
Shareholder notes receivable	—	—

Total shareholders’ deficit	(66,650)	(97,778)

Total liabilities and shareholders’ deficit	$273,747	$350,201

See accompanying notes to condensed consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for share and par value amounts)

	Fiscal Quarter Ended
	January 1,	January 2,
	2010	2009
Net revenues	$61,813	$57,463
Cost of goods sold (1)	24,204	24,946

Gross margin	37,609	32,517

Operating expenses:
Research and development (1)	13,245	13,567
Selling, general and administrative (1)	12,402	17,866
Amortization of intangible assets	396	517
Gain on sale of intellectual property	—	(12,858)
Special charges	346	10,577

Total operating expenses	26,389	29,669

Operating income	11,220	2,848
Interest expense	9,503	8,626
Other (income) expense, net	(7,204)	1,927

Income (loss) from continuing operations before income taxes and loss on equity method investments	8,921	(7,705)
Income tax (benefit) provision	(230)	468

Income (loss) from continuing operations before loss on equity method investments	9,151	(8,173)
Loss on equity method investments	(454)	(846)

Income (loss) from continuing operations	8,697	(9,019)
Loss from discontinued operations, net of tax (1)	(363)	(11,973)

Net income (loss)	$8,334	$(20,992)

Income (loss) per share from continuing operations — basic and diluted	$0.14	$(0.18)

Loss per share from discontinued operations — basic and diluted	$0.00	$(0.24)

Net income (loss) per share — basic and diluted	$0.14	$(0.42)

Shares used in basic per-share computations	60,023	49,657

Shares used in diluted per-share computations	60,091	49,657

See accompanying notes to condensed consolidated financial statements

(1)	These captions include non-cash employee stock-based compensation expense as follows (in thousands) (see Note 7):

	Fiscal Quarter Ended
	January 1,	January 2,
	2010	2009
Cost of goods sold	$58	$37
Research and development	401	435
Selling, general and administrative	1,037	1,713
Loss from discontinued operations, net of tax	(35)	188

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Fiscal Quarter Ended
	January 1,	January 2,
	2010	2009
Cash flows from operating activities:
Net Income (loss)	$8,334	$(20,992)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effects of acquisitions:
Depreciation	1,067	2,649
Amortization of intangible assets	396	3,371
Reversal of provision for bad debts, net	(101)	—
Charges for inventory provisions, net	(191)	340
Amortization of debt discount	3,562	3,421
Deferred income taxes	13	(171)
Stock-based compensation	1,461	2,373
(Increase) decrease in fair value of derivative instruments	(4,285)	988
Losses on equity method investments	1,308	846
Other-than-temporary impairment of marketable securities	—	2,635
Loss on termination of swap	1,728	—
Loss on repurchase of secured debt	614	—
Loss on exchange of convertible debt for common stock	510	—
Gain on sale of marketable securities	(4,113)	—
Gain on sale of intellectual property	—	(12,858)
Other items, net	303	483
Changes in assets and liabilities:
Receivables	(463)	8,483
Inventories	223	10,983
Accounts payable	(3,980)	(12,111)
Accrued expenses and other current liabilities	2,970	(7,487)
Other, net	849	11,584

Net cash provided by (used in) operating activities	10,205	(5,463)
Cash flows from investing activities:
Purchases of property, plant and equipment	(219)	(181)
Proceeds from sale of property, plant and equipment	163	—
Payments for acquisitions	(625)	(1,953)
Proceeds from sales of marketable securities	4,274	—
Release of restricted cash	8,500	6,300
Proceeds from sale of intellectual property, net of expenses of $132	—	14,548

Net cash provided by investing activities	12,093	18,714
Cash flows from financing activities:
Net repayments of short-term debt, including debt costs of $483 and $651	(29,136)	(7,900)
Repurchases and retirements of long-term debt	(62,014)	—
Proceeds from issuance of common stock	2,551	—
Interest rate swap security deposit	—	(907)

Net cash used in financing activities	(88,599)	(8,807)

Net (decrease) increase in cash and cash equivalents	(66,301)	4,444
Cash and cash equivalents at beginning of period	125,385	105,883

Cash and cash equivalents at end of period	$59,084	$110,327

See accompanying notes to condensed consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business
Conexant Systems, Inc. (“Conexant” or the “Company”) designs, develops and sells semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for imaging, audio, embedded-modem, and video applications. These solutions include a comprehensive portfolio of imaging solutions for multifunction printers (MFPs), fax platforms, and “connected” frame market segments. The Company’s audio solutions include high-definition (HD) audio integrated circuits, HD audio codecs, and speakers-on-a-chip solutions for personal computers (PCs), PC peripheral sound systems, audio subsystems, speakers, notebook docking stations, voice-over-IP speakerphones, intercom, door phone, and audio-enabled surveillance applications. The Company also offers a full suite of embedded-modem solutions for set-top boxes, point-of-sale systems, home automation and security systems, and desktop and notebook PCs. Additional products include decoders and media bridges for video surveillance and security applications, and system solutions for analog video-based multimedia applications.
2. Sale of Assets and Discontinued Operations
Sale of Property
On January 12, 2010, the Company entered into a Purchase and Sale Agreement with a buyer for the sale of certain of the Company’s property located on Jamboree Road adjacent to its Newport Beach, California headquarters. The property consists of an approximately 25-acre site, including two leased buildings, certain personal property on the site, and all easements and other intangible rights appurtenant to the property. The transaction, expected to close in March 2010, is subject to further due diligence by the buyer as well as customary closing conditions. In addition, commencing at closing, the Company intends to lease back a portion of one of the buildings on the site. The purchase price is $26.1 million. The cost of the property is classified as held for sale on the Company’s consolidated balance sheets as of January 1, 2010.
Sale of Broadband Access Business
On August 24, 2009, the Company completed the sale of its Broadband Access (“BBA”) business to Ikanos Communications, Inc. (“Ikanos”). Assets sold pursuant to the agreement with Ikanos included, among other things, specified patents, inventory, contracts and tangible assets. Ikanos assumed certain liabilities, including obligations under transferred contracts and certain employee-related liabilities. The Company also granted to Ikanos a license to use certain of the Company’s retained technology assets in connection with Ikanos’s current and future products in certain fields of use, along with a patent license covering certain of the Company’s retained patents to make, use, and sell such products (or, in some cases, components of such products).
In accordance with the accounting guidance for the accounting for the impairment or disposal of long-lived assets, the Company determined that the BBA business, which constituted an operating segment of the Company, qualifies as a discontinued operation. The results of the BBA business have been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. Interest expense has been allocated based on the accounting guidance for allocation of interest to discontinued operations. For the fiscal quarter ended January 2, 2009, interest expense allocated to discontinued operations was $0.7 million.
For the fiscal quarter ended January 1, 2010, BBA revenues and pretax income classified as discontinued operations was $0.3 million and $0.1 million, respectively. For the fiscal quarter ended January 2, 2009, BBA revenues and pretax loss classified as discontinued operations was $29.0 million and $4.3 million, respectively.
The Company has entered into a short-term transitional services agreement (“TSA”) with Ikanos which provides for ongoing logistical support by the Company to Ikanos, for which Ikanos will reimburse the Company. As of January 1, 2010, the Company had a receivable under the TSA from Ikanos of approximately $3.6 million, which is classified in other current assets.
Sale of Broadband Media Processing Business
On August 8, 2008, the Company completed the sale of its Broadband Media Processing (“BMP”) business to NXP B.V. (“NXP”). Pursuant to the asset purchase agreement with NXP, NXP acquired certain assets including, among other things, specified patents, inventory and contracts and assumed certain employee-related liabilities. Pursuant to the agreement, the Company obtained a license to utilize technology that was sold to NXP and NXP obtained a license to utilize certain intellectual property that the Company retained. In addition, NXP agreed to provide employment to approximately 700 of the Company’s employees at locations in the United States, Europe, Israel, Asia-Pacific and Japan.
In the third fiscal quarter of 2008, in accordance with the accounting guidance for impairment or disposal of long-lived assets, the Company determined that the BMP business, which constituted an operating segment of the Company, qualifies as a discontinued operation. The results of the BMP business have been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. For the fiscal quarter ended January 1, 2010, there were no BMP revenues and the loss classified as discontinued operations was $0.5 million. For the fiscal quarter ended January 2, 2009, BMP revenues and loss classified as discontinued operations was $0.9 million and $7.2 million, respectively.
3. Basis of Presentation and Significant Accounting Policies
Interim Reporting — The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by US GAAP. Prior year quarterly information has been recast to reflect the reclassification of discontinued operations described in Note 2.
Fiscal Periods — The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2010 and fiscal 2009 consisted of 52 weeks.
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
Revenue Recognition — The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer. The majority of the Company’s distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times per year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to reasonably estimate and establish allowances for expected product returns in accordance with the accounting guidance for revenue recognition when right of return exists. Development revenue is recognized when services are performed and was not significant for any periods presented.
Liquidity — The Company’s $50.0 million credit facility with a bank expired on November 27, 2009. All amounts due under the line were repaid as of January 1, 2010. The Company entered into a $15.0 million credit facility with another bank on December 22, 2009. As of January 1, 2010, no amounts were borrowed under this agreement.

The Company believes that its existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund its operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.
In September 2009, the Company raised net proceeds of approximately $18.4 million in a common stock offering. In October 2009, the Company raised additional net proceeds of approximately $2.6 million from the exercise of the over-allotment option in connection with the September common stock offering. In December 2009, in accordance with the terms of the indenture, the Company repurchased its remaining $61.4 million floating rate senior secured notes due November 2010 at a price of 101% of par, resulting in a $0.6 million loss on repurchase. In addition, during the fiscal quarter ended January 1, 2010, the Company entered into exchange agreements with certain holders of its outstanding 4.00% convertible subordinated notes due March 2026 to issue an aggregate of 7.1 million shares of the Company’s common stock, par value $0.01 per share, in exchange for $17.6 million aggregate principal amount of the notes.
As demonstrated by recent activity, the Company was able to access the equity markets to raise cash in September and October 2009. However, because tightening of the credit markets and unfavorable and uncertain economic conditions over the past eighteen months has led to a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets, there is no assurance that the Company will be able to do so in future periods or on similar terms and conditions. In addition, if signs of improvement in the global economy do not progress as expected and the economic slowdown continues or worsens, the Company’s business, financial condition, cash flow and results of operations will be adversely affected. If that happens, the Company’s ability to access the capital or credit markets may worsen and it may not be able to obtain sufficient capital to repay the $232.4 million outstanding principal amount of its 4.00% convertible subordinated notes when they become due in March 2026 or earlier as a result of the mandatory repurchase requirements. The first mandatory repurchase date for the 4.00% convertible subordinated notes is March 1, 2011. In addition to the equity offering, the repurchase of our remaining $61.4 million floating rate senior secured notes in December 2009 and the exchange of new securities for a portion of the Company’s outstanding 4.00% convertible subordinated notes, the Company has completed certain business restructuring activities, including the sale of the BMP and BBA businesses for cash, as well as operating expense reductions which have improved its financial performance in recent fiscal quarters. The Company also recently entered into an agreement for the sale of its property located on Jamboree Road adjacent to its Newport Beach, California headquarters. See Note 15—Subsequent Events. The Company will also continue to explore other restructuring and refinancing alternatives, including the repurchase, redemption or exchange of the 4.00% convertible subordinated notes due March 2026 through the issuance of new debt, equity securities, cash on hand or a combination thereof. In the event the Company is unable to satisfy or refinance all of its outstanding debt obligations as the obligations are required to be paid, it will be required to consider strategic and other alternatives, including, among other things, the sale of assets to generate funds, the negotiation of revised terms of its indebtedness or other restructuring alternatives. The Company has retained financial advisors to assist it in considering these strategic, restructuring or other alternatives. There is no assurance that the Company would be successful in completing any of these alternatives. Further, the Company may not be able to refinance any portion of its debt on favorable terms or at all. The Company’s failure to satisfy or refinance any of its indebtedness obligations as they come due, including through additional exchanges of new securities for existing indebtedness obligations or additional equity offerings, would result in a default and potential acceleration of its remaining indebtedness obligations and would have a material adverse effect on its business, liquidity and ability to operate as a going concern.
Restricted Cash — Upon the expiration of the Company’s $50 million credit facility and repayment of the amount owed under the agreement, $8.5 million of restricted cash included in the condensed consolidated balance sheets as of October 2, 2009 was released back to the Company.
The Company has other outstanding letters of credit collateralized by restricted cash aggregating $5.8 million to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the condensed consolidated balance sheets.
Investments — The Company accounts for non-marketable investments using the equity method of accounting if the investment gives the Company the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions. Additional investments by other parties in the investee will result in a reduction in the Company’s ownership interest, and the resulting gain or loss will be recorded in the condensed consolidated statements of operations. Where the Company is unable to exercise significant influence over the investee, investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments.
Income Taxes — The provision for income taxes is determined in accordance with accounting guidance for income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.
In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence, such as cumulative losses in recent years. As a result of the Company’s cumulative losses in the U.S. and the full utilization of our loss carryback opportunities, management has concluded that a full valuation allowance against its net deferred tax assets is appropriate in such jurisdictions. In certain other foreign jurisdictions where the Company does not have cumulative losses, a valuation allowance is recorded to reduce the net deferred tax assets to the amount management believes is more likely than not to be realized. In the future, if the Company realizes a deferred tax asset that currently carries a valuation allowance, a reduction to income tax expense may be recorded in the period of such realization.
On September 29, 2007, the Company adopted the accounting guidance for accounting for uncertainty in income taxes which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to these unrecognized tax benefits in the income tax provision.
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
The new accounting guidance also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, the Company recognized a $0.8 million charge to beginning accumulated deficit as a cumulative effect of a change in accounting principle.
Accounting for Convertible Debt — On October 3, 2009, the Company adopted accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The new accounting guidance requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s hypothetical nonconvertible debt borrowing rate. The guidance resulted in the Company recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. The provisions of the new accounting guidance were retrospectively applied, and all prior period amounts have been adjusted to apply the new method of accounting.
The new accounting guidance applies to our 4.00% convertible subordinated notes issued in 2006. In March 2006, the Company issued $200.0 million principal amount of 4.00% convertible subordinated notes due March 2026 and, in May 2006, the initial purchaser of the notes exercised its option to purchase an additional $50.0 million principal amount of the 4.00% convertible subordinated notes due March 2026. Total proceeds to the Company from these issuances, net of issuance costs, were $243.6 million. The notes are general unsecured obligations of the Company. Interest on the notes is payable in arrears semiannually on each March 1 and September 1, beginning on September 1, 2006. The notes are convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $49.20 per share, subject to adjustment for certain events. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Beginning on March 1, 2011, the notes may be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders may require the Company to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
We applied the new accounting to measure the fair value of the liability component of the notes using a discounted cash flow model. We assessed the expected life and approximate discount rate of the liability component to be 5.0 years and 11.8% for the $200.0 million note and 4.8 years and 10.3% for the $50.0 million note, based on yields of similarly rated nonconvertible instruments. We determined the carrying amount of the equity component by deducting the fair value of the liability component from the principal amount of the notes. Since the Company’s effective tax rate is zero, there was no tax effect for the temporary basis difference associated with the liability component of the notes. We amortize the transaction costs related to the liability component to interest expense over the expected life of the notes.
The adoption of the new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) resulted in the following amounts recognized in our financial statements (in thousands):

	January 1,	October 2,
	2010	2009
Principal of the liability component of 4.00% convertible subordinated notes	$232,370	$250,000
Unamortized debt discount	(16,468)	(21,422)

Net carrying amount of liability component of 4.00% convertible subordinated notes	$215,902	$228,578

Net carrying amount of equity component of 4.00% convertible subordinated notes (net of $1,742 issuance costs)	$66,045	$66,045
Interest expense related to the 4.00% convertible subordinated notes:

	Fiscal Quarter Ended
	January 1,	January 2,
	2010	2009
Contractual interest coupon	$2,324	$2,500
Amortization of the debt discount on the liability component	3,562	3,421

Total	$5,886	$5,921

Effective interest rate for the liability component for the period	9.63%	9.47%
The estimated amortization expense for the debt discount for the 4.00% convertible subordinated notes through the remaining expected life is as follows:

	2010	2011
Estimated debt discount amortization expense	$10,463	$6,005
The adoption of the new accounting guidance requires the retrospective application to all periods presented as of the beginning of the first period presented. As of October 3, 2009, the new accounting guidance was adopted and comparative financial statements for prior periods have been adjusted to apply it retrospectively. The line items for the financial statements that are affected by the change in accounting principle are indicated below:

CONDENSED CONSOLIDATED BALANCE SHEETS

		October 2, 2009
		Effect of
	As Reported	Change	As Adjusted
		(in thousands)
ASSETS
Total current assets:	$199,359	$—	$199,359
Property, plant and equipment, net	15,299	—	15,299
Goodwill	109,908	—	109,908
Other assets	26,284	(649)	25,635

Total assets	$350,850	$(649)	$350,201

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Total current liabilities:	$157,312	$—	$157,312
Long-term debt	250,000	(21,422)	228,578
Other liabilities	62,089	—	62,089

Total liabilities	469,401	(21,422)	447,979
Commitments and contingencies

Shareholders’ deficit:
Preferred and junior preferred stock	—	—	—
Common stock	570	—	570
Additional paid-in capital	4,767,874	66,045	4,833,919
Accumulated deficit	(4,884,471)	(45,272)	(4,929,743)
Accumulated other comprehensive loss	(2,524)	—	(2,524)
Shareholder notes receivable	—	—	—

Total shareholders’ deficit	(118,551)	20,773	(97,778)

Total liabilities and shareholders’ deficit	$350,850	$(649)	$350,201

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Quarter Ended January 2, 2009
		Effect of
	As Reported	Change	As Adjusted
		(In thousands)
Interest expense	$5,323	$3,303	$8,626

Loss from continuing operations before income taxes and loss on equity method investments	(4,402)	(3,303)	(7,705)

Loss from continuing operations before loss on equity method investments	(4,870)	(3,303)	(8,173)

Loss from continuing operations	(5,716)	(3,303)	(9,019)

Net loss	$(17,689)	$(3,303)	$(20,992)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Quarter Ended January 2, 2009
		Effect of
	As Reported	Change	As Adjusted
		(In thousands)
Cash flows from operating activities
Net loss	$(17,689)	$(3,303)	$(20,992)
Debt discount amortization	—	3,421	3,421
Other items, net	600	(117)	483

Net cash used in operating activities	$(5,463)	$0	$(5,463)

Derivative Financial Instruments — The Company’s derivative financial instruments as of January 1, 2010 principally consisted of the Company’s warrant to purchase 6.1 million shares of Mindspeed Technologies, Inc. (“Mindspeed”) common stock.
Interest Rate Swaps — As a result of the repurchase of $80 million of the Company’s floating rate senior secured notes in the fourth quarter of fiscal 2009, the two remaining $50 million swap agreements were terminated resulting in a loss of $2.8 million, $1.1 million of which was recognized in the fiscal quarter ended October 2, 2009. All of the collateral the Company was required to post with the counterparty was returned as of October 2, 2009. Upon the repurchase of the remaining $61.4 million of the Company’s floating rate senior secured notes in the first quarter of fiscal 2010, the remaining $1.7 million loss was recognized. Interest expense related to the swap contracts was $0.1 million in the fiscal quarter ended January 2, 2009.
The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Supplemental Cash Flow Information — Cash paid for interest was $1.1 million and $2.7 million for the fiscal quarter ended January 1, 2010 and January 2, 2009, respectively. Cash paid for income taxes for the fiscal quarter ended January 1, 2010 and January 2, 2009 was $0.2 million and $0.5 million, respectively.
Net Income (loss) Per Share — Net income (loss) per share is computed in accordance with the accounting guidance for earnings per share, basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, restricted stock units and shares of stock issuable upon conversion of the Company’s 4.00% convertible subordinated notes. The dilutive effect of stock options and restricted stock units is computed under the treasury stock method, and the dilutive effect of 4.00% convertible subordinated notes is computed using the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net income (loss) per share if their effect would be antidilutive.
The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive (in thousands):

	Fiscal Quarter Ended
	January 1,	January 2,
	2010	2009
Employee stock options	6,103	6,872
4.00% convertible subordinated notes due March 2026	4,723	5,081

	10,826	11,953

	Fiscal Quarter Ended
	January 1,	January 2,
	2010	2009
Weighted average shares for basic net income (loss) per share	60,023	49,657
Employee stock options and restricted stock units	68	—

Weighted average shares for diluted income (loss) per share	60,091	49,657

Business Enterprise Segments — The Company operates in one reportable segment, which was determined by the Company based on the accounting guidance for disclosures about segments of an enterprise and related information, which establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Following the sale of the Company’s BBA operating segment, the results of which have been classified in discontinued operations, the Company has one remaining operating segment, comprised of one reporting unit, which was identified based upon the availability of discrete financial information and the chief operating decision makers’ regular review of the financial information for this operating segment.
Goodwill — In accordance with the accounting guidance for goodwill and other intangible assets, goodwill is not amortized. Instead, goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill is tested annually during the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill impairment testing is a two-step process.
The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. In our annual test in the fourth fiscal quarter of 2009, we assessed the fair value of our reporting unit for purposes of goodwill impairment testing based upon the Company’s fair value based on the quoted market price of the Company’s common stock and a market multiple analysis, both under the market approach. The resulting fair value of the reporting unit is then compared to the carrying amounts of the net assets of the reporting unit, including goodwill. As we have only one reporting unit, the carrying amount of the reporting unit equals the net book value of the Company. We elected not to use the discounted cash flow analysis in our fiscal 2009 analysis because we believe that our fair value calculated based on quoted market prices and market multiples is a more accurate method.
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
Fair Value Based on Market Multiple Analysis: We select several companies which we believe are comparable to our business and calculate their revenue multiples (market capitalization divided by annual revenue) based on available revenue information and related stock prices as of the date of the goodwill impairment analysis. The comparable companies are selected based upon similarity of products. We used a revenue multiple of 2.0 in our analysis of comparable companies multiples for our reporting unit as of October 2, 2009 compared to a revenue multiple of 4.3 in our 2008 annual goodwill evaluation. This significant decline reflects the downward impact of the economic environment during the year. We then calculate our fair value by multiplying the revenue multiple by an estimate of our future revenues. The estimate is based on our internal forecasts used by management.

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
All of the goodwill reported on our balance sheet is attributable to the Company’s single reporting unit. During the fourth fiscal quarter of 2009, we determined, based on the methods described above, that the fair value of the Company’s single reporting unit was greater than the carrying value of the Company’s single reporting unit and therefore there was no impairment of goodwill as of October 2, 2009.
During the first fiscal quarter of 2010, based on current business forecasts, we determined there were no indicators of impairment and therefore no interim goodwill impairment analysis was considered necessary for the first fiscal quarter of 2010.
Recently Adopted Accounting Pronouncements
On October 3, 2009, the Company adopted accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) which requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s hypothetical nonconvertible debt borrowing rate. The guidance resulted in the Company recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. The provisions of the accounting guidance were retrospectively applied, and all prior period amounts have been adjusted to apply the new method of accounting.
In January 2009, the FASB amended the accounting standards for derivative instruments and hedging activities to expand disclosures regarding the location and amount of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. The Company elected to adopt this accounting guidance, which resulted in the Company expanding its disclosures regarding derivative instruments. See Note 3—Basis of Presentation and Significant Accounting Policies, Note 4—Fair Value of Certain Financial Assets and Liabilities, and Note 5—Supplemental Financial Information.
In October 2008, the Company adopted accounting guidance for its financial assets and liabilities. The Company’s adoption of this accounting guidance did not have a material impact on its financial position, results of operations or liquidity.
The accounting guidance for financial assets and liabilities provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting guidance defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value.
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
This accounting guidance requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.
In October 2008, the Company adopted accounting guidance for the fair value option for financial assets and financial liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company already records marketable securities at fair value. The adoption of this accounting guidance did not have an impact on the Company’s condensed consolidated financial statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.
In April 2009, the Company adopted accounting guidance on interim disclosures about fair value of financial instruments, which amends a previously issued standard on disclosures about fair value of financial instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company’s adoption of this accounting guidance did not have a material impact on its financial position, results of operations or liquidity.
In April 2009, the Company adopted accounting guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, which provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. The Company’s adoption of this new guidance did not have a material impact on its financial position, results of operations or liquidity.
In April 2009, the Company adopted accounting guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this accounting guidance sets forth:
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
The Company’s adoption of this accounting guidance did not have a material impact on its financial position, results of operations or liquidity.
Effective the first quarter of fiscal 2010, the Company adopted revised accounting guidance for business combinations, which changed its previous accounting practices regarding business combinations. The statement requires a number of changes to the purchase method of accounting for acquisitions, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The impact of this accounting guidance and its relevant updates on the Company’s results of operations or financial position will vary depending on each specific business combination or asset purchase. The Company did not close any business combinations or asset purchases in the first quarter of fiscal 2010.

Effective the first quarter of fiscal 2010, the Company adopted revised accounting guidance for the determination of the useful life of intangible assets. This accounting guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company’s adoption of this accounting guidance did not have a material impact on its financial position, results of operations or liquidity.
Effective the first quarter of fiscal 2010, the Company adopted revised accounting guidance for measuring liabilities at fair value. This accounting guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of the accounting guidance for fair value measurements and disclosures. This accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company’s adoption of this accounting guidance did not have a material impact on its financial position, results of operations or liquidity.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued revised guidance for the accounting of transfers of financial assets. This guidance improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This accounting guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently assessing the potential impact that adoption of this guidance would have on its financial position and results of operations.
In June 2009, the FASB issued revised guidance for the accounting of variable interest entities, which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. This accounting guidance also requires an ongoing reassessment of whether an entity is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. The Company does not believe that adoption of this guidance will have a material impact on its financial position and results of operations.
4. Fair Value of Certain Financial Assets and Liabilities
In accordance with the accounting guidance for fair value measurements, the following represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of January 1, 2010 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash and cash equivalents	$59,084	$—	$59,084
Mindspeed warrant	—	9,338	9,338
Long-term restricted cash	5,762	—	5,762

Total Assets	$64,846	$9,338	$74,184

Level 1 assets consist of the Company’s cash and cash equivalents and restricted cash.
Level 2 assets consist of the Company’s warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. At January 1, 2010, the warrant was valued using the Black-Scholes-Merton model with an expected term of 3.5 years, expected volatility of 87%, a weighted average risk-free interest rate of 1.95% and no dividend yield.
The Company had no financial assets or liabilities classified as Level 3 as of January 1, 2010.
The fair value of other financial instruments, which consist of the Company’s 4.00% convertible subordinated notes due March 2026, was $215.5 million as of January 1, 2010. The fair value of the 4.00% convertible subordinated notes was calculated using a quoted market price in an active market.
5. Supplemental Financial Information
Inventories
Inventories consist of the following (in thousands):

	January 1,	October 2,
	2010	2009
Work-in-process	$5,850	$5,002
Finished goods	3,334	4,214

Total inventories, net	$9,184	$9,216

At January 1, 2010 and October 2, 2009, inventories were net of excess and obsolete inventory reserves of $4.3 million and $6.4 million, respectively.
Intangible Assets
Intangible assets consist of the following (in thousands):

	January 1, 2010			October 2, 2009
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Product licenses	2,400	(729)	1,671	$2,400	$(628)	$1,772
Other intangible assets	6,830	(3,340)	3,490	6,830	(3,045)	3,785

	$9,230	$(4,069)	$5,161	$9,230	$(3,673)	$5,557

Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	2010	2011	2012	2013	Thereafter
Amortization expense	$853	$1,137	$1,137	$1,017	$1,017
Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

Goodwill at October 2, 2009	$109,908
Additions	—
Other adjustments	—

Goodwill at January 1, 2010	$109,908

Goodwill is tested at the reporting unit level annually in the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no indicators of impairment requiring testing during the fiscal quarter ended January 1, 2010.
Assets Held for Sale
The Company intends to sell certain of the Company’s property located on Jamboree Road adjacent to its Newport Beach, California headquarters. The property consists of an approximately 25-acre site, including two leased buildings, certain personal property on the site, and all easements and other intangible rights appurtenant to the property. The cost of the assets classified as held for sale consists of the following:

January 1,
2010
Land	$1,662
Land and leasehold improvements, net	307
Buildings, net	5,312
Machinery and equipment, net	268
Site development costs	4,409

$11,958

Mindspeed Warrant
The Company has a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. At January 1, 2010 and October 2, 2009, the market value of Mindspeed common stock was $4.69 and $3.05 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (expense) income, net each period. At January 1, 2010 and October 2, 2009, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $9.3 million and $5.1 million, respectively. At January 1, 2010, the warrant was valued using the Black-Scholes-Merton model with an expected term of 3.5 years, expected volatility of 87%, a weighted average risk-free interest rate of 1.95% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.
The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.

Short-Term Debt
On November 29, 2005, the Company established an accounts receivable financing facility whereby it sold, from time to time, certain accounts receivable to Conexant USA, LLC (“Conexant USA”), a special purpose entity that is a consolidated subsidiary of the Company. Under the terms of the Company’s agreements with Conexant USA, the Company retained the responsibility to service and collect accounts receivable sold to Conexant USA and received a weekly fee from Conexant USA for handling administrative matters which equaled to 1.0%, on a per annum basis, of the uncollected value of the accounts receivable. The Company’s $50.0 million credit facility secured by the assets of Conexant USA expired on November 27, 2009. All amounts owed on the credit facility were repaid as of January 1, 2010.
On December 22, 2009, the Company established a new accounts receivable financing facility whereby it sells, from time to time, certain accounts receivable to Conexant CF, LLC (“Conexant CF”), a special purpose entity which is a consolidated subsidiary of the Company. Under the terms of the Company’s agreements with Conexant CF, the Company retains the responsibility to service and collect accounts receivable sold to Conexant CF and receives a weekly fee from Conexant CF for handling administrative matters which is equal to 1.0%, on a per annum basis, of the uncollected value of the purchased accounts receivable.
Concurrently with entering into the new accounts receivable financing facility, Conexant CF entered into a new credit facility with a bank to finance the cash portion of the purchase price of eligible receivables. The new credit facility is secured by the assets of Conexant CF. Conexant CF is required to maintain certain minimum amounts on deposit (restricted cash) of approximately $0.8 million with the bank during the term of the credit agreement. Borrowings under the credit facility, which cannot exceed the lesser of $15.0 million (which may be increased up to $20 million pursuant to certain conditions set forth in the Credit Agreement) or 60% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables and bear interest equal to the bank Prime Rate (minimum of 4%) plus applicable margins (between 1.5% to 2.25%). In addition, if the aggregate amount of interest earned by the bank in any month is less than $20,000, Conexant CF pays an amount equal to the minimum monthly interest of $20,000 minus the aggregate amount of all interest earned by the bank. The credit agreement matures on December 31, 2010 and remains subject to additional 364-day renewal periods at the discretion of the bank.
The credit facility is subject to financial covenants including a minimum level of shareholders’ equity covenant, an adjusted quick ratio covenant, and a minimum cash and cash equivalents covenant. Further, any failure by the Company or Conexant CF to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit facility to immediately become due and payable. At January 1, 2010, Conexant CF had not borrowed any amounts under this credit facility.
Long-Term Debt
Long-term debt consists of the following (in thousands):

	January 1,	October 2,
	2010	2009
Floating rate senior secured notes due November 2010	$—	$61,400
4.00% convertible subordinated notes due March 2026, net of debt discount of $16.5 million and $21.4 million, respectively (1)	215,902	228,578

Total	215,902	289,978
Less: current portion of long-term debt	—	(61,400)

Long-term debt	$215,902	$228,578

(1)	Amounts reflect the retrospective application of the provisions of new accounting guidance for convertible debt which was adopted October 3, 2009. See Note 3 for additional information about the impact of the new accounting guidance on the accounting for our convertible debt.

Floating rate senior secured notes due November 2010 — In December 2009, the Company repurchased all outstanding floating rate senior secured notes due November 2010 at a price of 101% of par, and recorded a loss on repurchase of $0.6 million. The notes were guaranteed by certain of the Company’s U.S. subsidiaries. The guarantee was released on December 22, 2009.
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
During the fiscal quarter ended January 1, 2010, the Company entered into exchange agreements (the “Exchanges”) with certain holders (the “Holders”) of its outstanding 4.00% convertible subordinated notes due March 2026 to issue an aggregate of 7.1 million shares of the Company’s common stock (the “Shares”), par value $0.01 per share, in exchange for $17.6 million aggregate principal amount of the notes. The Company recorded a loss of $0.5 million on the Exchanges. The Company also paid the Holders accrued and unpaid interest in cash on the notes exchanged through the settlement date of the exchange. The Shares were issued in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon an exemption from registration provided under Section 3(a)(9) of the Act. The Exchanges qualified for the 3(a)(9) exemption because both the Shares and the 4.00% convertible subordinated notes were issued by the Company, the Shares were issued exclusively in exchanges with the Company’s existing security holders and no commission or other remuneration was paid or given directly or indirectly for soliciting the Exchanges.
Acquisitions — In the fiscal quarter ended January 2, 2009, the Company acquired certain assets from Analog Devices Inc. (“ADI”) used in the operation of ADI’s Integrated Audio Group (“ADI Audio”) and a license to manufacture and sell certain products related to ADI Audio. The cost of the assets, which included inventory, test equipment and photomasks, was approximately $1.3 million. The cost of the license was $2.5 million, which will be paid over one year in four quarterly installments. Payments through January 1, 2010 for the acquired assets totaled $3.8 million. Also, in the fiscal quarter ended April 3, 2009, the Company made a final payment of $1.0 million to Zarlink Semiconductor Inc. (“Zarlink”) as part of the acquisition of Zarlink’s packet switching business in 2006.
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
Wi-Lan Litigation — On October 1, 2009, Wi-Lan, Inc. (“Wi-Lan”) filed a complaint in the United States District Court for the Eastern District of Texas accusing Conexant of infringing one United States patent. Wi-Lan alleged that certain past sales from Conexant’s former Broadband Access group infringe its patent that allegedly relates to

Asymmetric Digital Subscriber Line (“ADSL”) technology. Effective December 22, 2009, Conexant and Wi-Lan reached a settlement of all outstanding claims, which includes Conexant entering into a license agreement with Wi- Lan. Under the terms of the license agreement, Conexant receives access to certain of Wi-Lan’s wireline and other technologies. The specific terms of the settlement arrangement and license agreement are confidential.
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
7. Stock-Based Award Plans
The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of January 1, 2010, approximately 1.1 million shares of the Company’s common stock are available for grant under the stock option and long-term incentive plans. Stock options are granted with exercise prices of not less than the fair market value at grant date, generally vest over three to four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.
Stock Options
The Company accounts for its stock options in accordance with the accounting guidance for share-based payments. The Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its condensed consolidated statements of operations over the service period that the awards are expected to vest. The Company measures the fair value of service-based awards on the date of grant.
The following weighted average assumptions were used in the estimated grant date fair value calculations for share-based payments:

	Fiscal Quarter Ended
	January 1,	January 2,
	2010	2009
Stock option plans:
Expected dividend yield	$—	$—
Expected stock price volatility	—	75%
Risk free interest rate	—	2.5%
Average expected life (in years)	—	5.25

Stock purchase plans:
Expected dividend yield	$—	$—
Expected stock price volatility	—	74%
Risk free interest rate	—	3.1%
Average expected life (in years)	—	0.50
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
A summary of stock option activity is as follows (shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, October 2, 2009	4,210	$23.20
Granted	—	—
Exercised	—	—
Forfeited	(582)	18.72

Outstanding, January 1, 2010	3,628	23.92

Shares vested and expected to vest, January 1, 2010	3,613	23.63

Exercisable, January 1, 2010	3,314	$25.13

At January 1, 2010, of the 3.6 million stock options outstanding, approximately 2.9 million options were held by current employees and directors of the Company, and approximately 0.7 million options were held by employees of former businesses of the Company (i.e., Mindspeed, Skyworks) who remain employed by one of these businesses. At January 1, 2010, stock options outstanding had an aggregate intrinsic value of approximately $0.1 million and a weighted-average remaining contractual term of 2.3 years. At January 1, 2010, exercisable stock options had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 2.0 years. No options were exercised during the fiscal quarters ended January 1, 2010 or January 2, 2009. At January 1, 2010, the total unrecognized fair value compensation cost related to non-vested stock option awards was $2.1 million, which is expected to be recognized over a remaining weighted average period of approximately one year.
During the fiscal quarter ended January 1, 2010 and January 2, 2009, the Company recognized stock-based compensation expense of $0.6 million and $1.4 million, respectively, for stock options, in its condensed consolidated statements of operations.
Restricted Stock Units

The Company’s long-term incentive plans also provide for the issuance of share-based restricted stock unit (“RSU”) awards to officers and other employees and certain non-employees of the Company. These awards are subject to forfeiture if employment terminates during the prescribed vesting period (generally within one to two years of the date of award). The Company maintains the 2001 Performance Share Plan, under which it reserved 0.4 million shares for issuance, as well as the 2004 New Hire Equity Incentive Plan, under which it reserved 1.2 million shares for issuance. The 2000 Non-Qualified plan expired in the fiscal quarter ended January 1, 2010. All awards granted under these plans are service-based awards. Awards issued under the 2000 Non-Qualified Plan and the 2004 New Hire Equity Incentive Plan are settled in shares of common stock.
A summary of RSU award activity under the Company’s plans is as follows (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, October 2, 2009	165	$2.82
Granted	3,301	2.79
Vested	(34)	2.38
Forfeited	(15)	2.79

Outstanding, January 1, 2010	3,417	$2.79

During the fiscal quarter ended January 1, 2010 and January 2, 2009, the Company recognized stock-based compensation expense of $0.9 million and $0.9 million, respectively, related to RSU awards. At January 1, 2010, the total unrecognized fair value stock-based compensation cost related to RSU awards was $8.0 million, which is expected to be recognized over a weighted average period of 1.8 years.
Employee Stock Purchase Plan
In the first fiscal quarter of 2010, the Company reinstated the 2001 Employee Stock Purchase Plan (“ESPP”) for eligible domestic employees and the 1999 Non Qualified ESPP for eligible international employees. The first purchase period will commence February 1, 2010. The ESPP allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. Under the ESPP, employees authorize the Company to withhold up to 15% of their compensation for each pay period, up to a maximum annual amount of $25,000, to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 600 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally six months in duration, but may be terminated earlier under certain circumstances.
During the fiscal quarter ended January 2, 2009, the Company recognized stock-based compensation expense of $0.1 million for stock purchase plans in its condensed consolidated statements of operations.

8. Comprehensive Loss
Comprehensive loss consists of the following (in thousands):

	Fiscal Quarter Ended
	January 1,	January 2,
	2010	2009
Net income (loss)	$8,334	$(20,992)
Other comprehensive income (loss):
Foreign currency translation adjustments	393	(1,095)
Unrealized losses on marketable securities	—	(14)
Unrealized losses on foreign currency forward hedge contracts	—	(153)
Unrealized losses on interest rate swap contracts	—	(2,184)
Realized loss on impairment of marketable securities	—	1,986
Realized loss on interest rate swap contracts	1,728	—
Gains on settlement of foreign currency forward hedge contracts	—	659

Other comprehensive income (loss)	2,121	(801)

Comprehensive income (loss)	$10,455	$(21,793)

Accumulated other comprehensive loss consists of the following (in thousands):

	January 1,	October 2,
	2010	2009
Foreign currency translation adjustments	$(403)	$(796)
Unrealized losses on derivative instruments	—	(1,728)

Accumulated other comprehensive loss	$(403)	$(2,524)

9. Income Taxes
The Company recorded a tax benefit of $0.2 million for the fiscal quarter ended January 1, 2010, primarily reflecting the tax expense related to ongoing foreign operations offset by the reversals of certain tax reserves under applicable accounting guidance. The Company recorded a tax provision of $0.5 million for the fiscal quarter ended January 2, 2009, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
10. Gain on Sale of Intellectual Property
In October 2008, the Company sold a portfolio of patents, including patents related to its prior wireless networking technology, to a third party for cash of $14.5 million, net of costs, and recognized a gain of $12.9 million on the transaction for the quarter ended January 2, 2009. In accordance with the terms of the agreement with the third party, the Company retains a cross-license to this portfolio of patents.
11. Special Charges
For the fiscal quarter ended January 1, 2010, special charges consisted of $0.3 million for restructuring charges primarily related to accretion of lease liability. For the fiscal quarter ended January 2, 2009, special charges primarily consisted of $6.6 million for restructuring charges related to revised sublease assumptions associated with vacated facilities and a $3.3 million charge for a legal settlement.
Restructuring Charges

The Company has implemented a number of cost reduction initiatives since fiscal 2005 to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.
As of January 1, 2010, the Company has remaining restructuring accruals of $40.9 million, of which $0.5 million relates to workforce reductions and $40.4 million relates to facility and other costs. Of the $40.9 million of restructuring accruals at January 1, 2010, $8.2 million is included in other current liabilities and $32.7 million is included in other non-current liabilities in the accompanying condensed consolidated balance sheets. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2010 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. The facility charges were determined in accordance with the accounting guidance for accounting for costs associated with exit or disposal activities. The Company’s accrued liabilities include the net present value of the future lease obligations of $73.1 million, net of contracted sublease income of $10.3 million, and projected sublease income of $22.4 million, and the Company will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operating activities, and are not expected to significantly impact the Company’s liquidity. In the fiscal quarter ended January 1, 2010, the Company recorded $0.7 million additional restructuring expense, primarily due to accretion of lease liability on restructured facilities. Of this amount, $0.4 million was classified in discontinued operations.
Fiscal 2009 Restructuring Actions — As part of a workforce reduction implemented during fiscal 2009, the Company completed actions that resulted in the elimination of 183 positions worldwide. In relation to these restructuring actions in fiscal 2009, the Company recorded $4.9 million of total charges for the cost of severance benefits for the affected employees, $0.6 million of which were included in discontinued operations related to our BBA business. In the fiscal quarter ended January 1, 2010, the Company recorded an adjustment to expense of $0.2 million related to the 2009 restructuring action.
Activity and liability balances recorded as part of the fiscal 2009 restructuring actions through January 1, 2010 were as follows (in thousands):

Workforce
Reductions
Charged to costs and expenses	$4,893
Cash payments	(3,311)

Restructuring balance, October 2, 2009	1,582
Charged to costs and expenses	(243)
Cash payments	(805)

Restructuring balance, January 1, 2010	$534

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
Restructuring charges in the fiscal year ended October 2, 2009 related to the fiscal 2008 restructuring actions included $0.6 million of additional severance charges.
Restructuring charges in fiscal quarter ended January 1, 2010 related to the fiscal 2008 restructuring actions included $0.1 million of additional facility charges.

Activity and liability balances recorded as part of the fiscal 2008 restructuring actions through January 1, 2010 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$6,254	$1,762	$8,016
Cash payments	(6,161)	(731)	(6,892)

Restructuring balance, October 3, 2008	93	1,031	1,124
Charged to costs and expenses	580	36	616
Reclassification to other current liabilities and other liabilities	—	(127)	(127)
Cash payments	(673)	(876)	(1,549)

Restructuring balance, October 2, 2009	—	64	64
Charged to costs and expenses	—	73	73
Cash payments	—	(14)	(14)

Restructuring balance, January 1, 2010	$—	$123	$123

Fiscal 2007 Restructuring Actions — During fiscal 2007, the Company announced several facility closures and workforce reductions. In total, the Company notified approximately 670 employees of their involuntary termination and recorded $9.5 million of total charges for the cost of severance benefits for the affected employees. Additionally, the Company recorded charges of $2.0 million relating to the consolidation of certain facilities under non-cancelable leases which were vacated. The non-cash facility accruals resulted from the reclassification of deferred gains on the previous sale-leaseback of two facilities totaling $8.0 million in fiscal 2008 and $4.9 million in fiscal 2007. As a result of the Company’s sale of its BMP business unit in fiscal 2008, $2.9 million and $2.2 million incurred in fiscal 2008 and 2007, respectively, related to the fiscal 2007 restructuring actions and were reclassified to discontinued operations in the condensed consolidated statements of operations. The domestic economic downturn experienced during fiscal 2009 resulted in declines in real estate lease rates and adversely impacted the Company’s ability to secure sub tenants for a facility located in San Diego. These declines resulted in a decrease in estimated future projected sub lease rental income causing a $14.3 million additional restructuring charge for the facility. The remaining additional facility restructuring charge of $1.8 million is due to accretion of lease liability. The majority of the facility supported the operations of the BMP business sold in August 2008. The additional restructuring charge of $16.1 million was allocated between the BMP business and continuing operations based upon the historical use of the facility. Of the $16.1 million restructuring charge, $10.8 million was included in discontinued operations and $5.3 million was charged to operating expenses.
As a result of the sale of the BBA business, restructuring expenses of $2.7 million, incurred in fiscal 2007, which related to fiscal 2007 restructuring actions, were reclassed to discontinued operations in the consolidated statements of operations.
Restructuring charges in fiscal quarter ended January 1, 2010 related to the fiscal 2007 restructuring actions included $0.6 million of additional facility charges resulting from accretion of lease liability on restructured facilities. Of this amount, $0.4 million was classified in discontinued operations because it related to the BMP facility.
Activity and liability balances recorded as part of the fiscal 2007 restructuring actions through January 1, 2010 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$9,477	$2,040	$11,517
Non-cash items	—	4,868	4,868
Cash payments	(5,841)	(268)	(6,109)

Restructuring balance, September 28, 2007	3,636	6,640	10,276
Charged to costs and expenses	11	6,312	6,323
Non-cash items	—	8,039	8,039
Cash payments	(3,631)	(4,309)	(7,940)

Restructuring balance, October 3, 2008	16	16,682	16,698
Charged to costs and expenses	(1)	16,130	16,129
Cash payments	(15)	(5,579)	(5,594)

Restructuring balance, October 2, 2009	—	27,233	27,233
Charged to costs and expenses	—	630	630
Cash payments	—	(1,214)	(1,214)

Restructuring balance, January 1, 2010	$—	$26,649	$26,649

Fiscal 2006 and 2005 Restructuring Actions — During fiscal years 2006 and 2005, the Company announced operating site closures and workforce reductions. In total, the Company notified approximately 385 employees of their involuntary termination. During fiscal 2006 and 2005, the Company recorded total charges of $24.1 million based on the estimates of the cost of severance benefits for the affected employees and the estimated relocation benefits for those employees who were offered and accepted relocation assistance. Additionally, the Company recorded charges of $21.3 million relating to the consolidation of certain facilities under non-cancelable leases that were vacated. Restructuring charges in fiscal 2009 related to the fiscal 2006 and 2005 restructuring actions included $4.2 million due to a decrease in estimated future rental income from sub-tenants resulting from declines in sub lease activity and $0.8 million due to accretion of lease liability.
Restructuring charges in fiscal quarter ended January 1, 2010 related to the fiscal 2006 and 2005 restructuring actions included $0.3 million of additional facility charges due to accretion of lease liability.
Activity and liability balances recorded as part of the fiscal 2006 and fiscal 2005 restructuring actions through January 1, 2010 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, October 1, 2005	$3,609	$25,220	$28,829
Charged to costs and expenses	1,852	1,407	3,259
Reclassification from accrued compensation and benefits and other	1,844	55	1,899
Cash payments	(5,893)	(8,031)	(13,924)

Restructuring balance, September 29, 2006	1,412	18,651	20,063
Reclassification to other current liabilities and other liabilities	—	(2,687)	(2,687)
Charged to costs and expenses	55	559	614
Cash payments	(1,336)	(4,007)	(5,343)

Restructuring balance, September 28, 2007	131	12,516	12,647
Reclassification from other current liabilities and other liabilities	—	3,359	3,359
Charged to costs and expenses	(130)	285	155
Cash payments	(1)	(5,123)	(5,124)

Restructuring balance, October 3, 2008	—	11,037	11,037
Charged to costs and expenses	—	4,989	4,989
Cash payments	—	(2,175)	(2,175)

Restructuring balance, October 2, 2009	—	13,851	13,851
Charged to costs and expenses	—	269	269
Cash payments	—	(485)	(485)

Restructuring balance, January 1, 2010	$—	$13,635	$13,635

12. Other (Income) Expense, net
Other (income) expense, net consists of the following (in thousands):

	Fiscal Quarter Ended
	January 1,	January 2,
	2010	2009
Investment and interest income	$(55)	$(857)
Gain on sale of investments	(4,113)	—
Loss on repurchase of secured debt	614	—
Loss on exchange of convertible debt for common stock	510	—
Other-than-temporary impairment of marketable securities		—
and cost based investments	—	2,635
(Increase) decrease in the fair value of derivative instruments	(4,285)	482
Other	125	(333)

Other (income) expense, net	$(7,204)	$1,927

Other (income), net during the fiscal quarter ended January 1, 2010 was primarily comprised of a $4.1 million gain on sale of equity investments, and a $4.3 million increase in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock, offset by a loss of $0.6 million on repurchase of secured debt and a loss of $0.5 million on exchange of convertible debt for common stock.
Other expense, net during the fiscal quarter ended January 2, 2009 was primarily comprised of an other-than-temporary impairment of marketable securities of $2.6 million and a $0.5 million decrease in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock, offset by $0.9 million of investment and interest income on invested cash balances.

13. Related Party Transactions
Mindspeed Technologies, Inc.
As of January 1, 2010, the Company holds a warrant to purchase 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share exercisable through June 2013. In addition, two members of the Company’s Board of Directors also serve on the Board of Mindspeed. No significant amounts were due to or receivable from Mindspeed at January 1, 2010 or at October 2, 2009.
Lease Agreement — The Company subleases an office building to Mindspeed. Under the sublease agreement, Mindspeed pays amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. During each of the three-month periods ended January 1, 2010 and January 2, 2009, the Company recorded income related to the Mindspeed sublease agreement of $0.4 million. Additionally, Mindspeed made payments directly to the Company’s landlord totaling $0.9 million and $0.8 million during each of the three-month periods ended January 1, 2010 and January 2, 2009, respectively.
14. Geographic Information
Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Fiscal Quarter Ended
	January 1,	January 2,
	2010	2009
United States	$2,738	$2,227
Other Americas	1,256	1,490

Total Americas	3,994	3,717
China	35,750	35,287
Other Asia-Pacific	21,055	17,458

Total Asia-Pacific	56,805	52,745

Europe, Middle East and Africa	1,014	1,001

	$61,813	$57,463

The Company believes a portion of the products sold to original equipment manufacturers (“OEMs”) and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. One distributor, Sertek Incorporated, accounted for 15% and 16% of net revenues for the fiscal quarter ended January 1, 2010 and January 2, 2009, respectively. Sales to the Company’s twenty largest customers represented approximately 83% and 68% of net revenues for the fiscal quarter ended January 1, 2010 and January 2, 2009, respectively.
Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	January 1,	October 2,
	2010	2009
United States	$13,945	$26,064
India	1,520	1,971
China	1,845	2,309
Other Asia-Pacific	686	610
Europe, Middle East and Africa	6	18

	$18,002	$30,972

The following have been excluded from Long-lived assets by geographic area: Goodwill totaling $109.9 million, Intangible assets totaling $5.2 million and $5.6 million and the Mindspeed warrant totaling $9.3 million and $5.1 million as of January 1, 2010 and October 2, 2009, respectively. These items are located in the United States, and disclosed separately.
15. Subsequent Events
The Company has evaluated events subsequent to January 1, 2010 to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Such events were evaluated through February 8, 2010, the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements and that the following items represents events that merit disclosure herein:
On January 12, 2010, the Company entered into a Purchase and Sale Agreement with a buyer for the sale of certain of the Company’s property located on Jamboree Road adjacent to its Newport Beach, California headquarters. The property consists of an approximately 25-acre site, including two leased buildings, certain personal property on the site, and all easements and other intangible rights appurtenant to the property. The transaction, expected to close in March 2010, is subject to further due diligence by the buyer as well as customary closing conditions. In addition, commencing at closing, the Company intends to lease back a portion of one of the buildings on the site. The purchase price is $26.1 million. The cost of the property is classified as held for sale on the Company’s consolidated balance sheets as of January 1, 2010.
On January 15, 2010, the Company filed a universal shelf registration statement under which the Company may offer from time to time up to $100 million of common stock, preferred stock, debt securities, warrants to purchase any of these securities, or any combination of these securities. The registration statement became effective on January 25, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as other cautionary statements and risks described elsewhere in this Quarterly Report, and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009.
Overview
We design, develop and sell semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for imaging, audio, embedded-modem, and video applications. These solutions include a comprehensive portfolio of imaging solutions for multifunction printers (MFPs), fax platforms, and “connected” frame market segments. Our audio solutions include high-definition (HD) audio integrated circuits, HD audio codecs, and speakers-on-a-chip solutions for personal computers (PCs), PC peripheral sound systems, audio subsystems, speakers, notebook docking stations, voice-over-IP speakerphones, intercom, door phone, and audio-enabled surveillance applications. We also offer a full suite of embedded-modem solutions for set-top boxes, point-of-sale systems, home automation and security systems, and desktop and notebook PCs. Additional products include decoders and media bridges for video surveillance and security applications, and system solutions for analog video-based multimedia applications.
We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (“OEMs”) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 25% of our net revenues in the fiscal quarters ended January 1, 2010 and January 2, 2009. One distributor, Sertek Incorporated, accounted for 15% and 16% of net revenues for the fiscal quarters ended January 1, 2010 and January 2, 2009, respectively. Our top 20 customers accounted for approximately 83% and 68% of net revenues for the fiscal quarter ended January 1, 2010 and January 2, 2009, respectively. Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe (including the Middle East and Africa) for the fiscal quarters ended January 1, 2010 and January 2, 2009 were 6%, 92% and 2%. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe.
Critical Accounting Policies
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, revenues and expenses during the periods reported and related disclosures. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 41-46 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009. Management believes that at January 1, 2010, there has been no material change to this information.
Sale of Property
On January 12, 2010, the Company entered into a Purchase and Sale Agreement with a buyer for the sale of certain of the Company’s property located on Jamboree Road adjacent to its Newport Beach, California headquarters. The property consists of an approximately 25-acre site, including two leased buildings, certain personal property on the site, and all easements and other intangible rights appurtenant to the property. The transaction, expected to close in March 2010, is subject to further due diligence by the buyer as well as customary closing conditions. In addition, commencing at closing, the Company intends to lease back a portion of one of the buildings on the site. The purchase price is $26.1 million. The cost of the property is classified as held for sale on the Company’s consolidated balance sheets as of January 1, 2010.

Sale of Broadband Access Products Business
On August 24, 2009, the Company completed the sale of its BBA business to Ikanos Communications, Inc. (“Ikanos”). Assets sold pursuant to the agreement with Ikanos included, among other things, specified patents, inventory, contracts and tangible assets. Ikanos assumed certain liabilities, including obligations under transferred contracts and certain employee-related liabilities. We also granted to Ikanos a license to use certain of the Company’s retained technology assets in connection with Ikanos’s current and future products in certain fields of use, along with a patent license covering certain of the Company’s retained patents to make, use, and sell such products (or, in some cases, components of such products). The results of the BBA business have been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.
Sale of Broadband Media Processing Business
On August 8, 2008, the Company completed the sale of its Broadband Media Processing (“BMP”) business to NXP B.V. (“NXP”). Pursuant to the asset purchase agreement with NXP, NXP acquired certain assets including, among other things, specified patents, inventory and contracts and assumed certain employee-related liabilities. Pursuant to the agreement, the Company obtained a license to utilize technology that was sold to NXP and NXP obtained a license to utilize certain intellectual property that the Company retained. In addition, NXP agreed to provide employment to approximately 700 of the Company’s employees at locations in the United States, Europe, Israel, Asia-Pacific and Japan. The results of the BMP business have been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.
Results of Operations
Net Revenues
We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times per year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with the accounting guidance for revenue recognition. Development revenue is recognized when services are performed and was not significant for any periods presented.
Our net revenues increased 8% to $61.8 million in the fiscal quarter ended January 1, 2010 from $57.5 million in the fiscal quarter ended January 2, 2009. The increase in net revenues was driven by a 42% increase in unit volume shipments offset by a 24% decrease in average selling prices (“ASPs”). The volume increase between the fiscal quarter ended January 1, 2010 and the fiscal quarter ended January 2, 2009 was driven by the acquisition of Analog Devices, Inc.’s PC audio codec products in December 2008 coupled with increased shipments of imaging solutions. The pricing decrease between the fiscal quarter ended January 1, 2010 and the fiscal quarter ended January 2, 2009 was driven by the change in product ASP mix resulting from the acquisition of Analog Devices, Inc.’s PC audio codec products in December 2008.
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
Our gross margin percentage for the fiscal quarter ended January 1, 2010 was 61% compared with 57% for the fiscal quarter ended January 2, 2009. The four point gross margin percentage increase is attributable to lower manufacturing costs and a favorable product mix in the fiscal quarter ended January 1, 2010.
We assess the recoverability of our inventories on a quarterly basis through a review of inventory levels in relation to foreseeable demand, generally over the following twelve months. Foreseeable demand is based upon available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect will not be sold. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During the fiscal quarter ended January 1, 2010, we recorded $0.2 million of net credits for excess and obsolete (“E&O”) inventory. During the fiscal quarter ended January 2, 2009, we recorded $0.1 million of net charges for E&O inventory. Activity in our E&O inventory reserves for the applicable periods in fiscal 2010 and 2009 was as follows (in thousands):

	Fiscal Quarter Ended
	January 1,	January 2,
	2010	2009
E&O reserves at beginning of period	$6,392	$12,579
Additions	228	620
Release upon sales of product	(419)	(665)
Scrap	(1,891)	(1,713)
Standards adjustments and other	(13)	(245)

E&O reserves at end of period	$4,297	$10,576

We review our E&O inventory balances at a product level on a quarterly basis and regularly evaluate the disposition of all E&O inventory products. It is possible that some of these reserved products will be sold, which will benefit our gross margin in the period sold. During the fiscal quarter ended January 1, 2010 and January 2, 2009, we sold $0.4 million and $0.7 million, respectively, of reserved products.
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
On a quarterly basis, we also assess the net realizable value of our inventories. When the estimated ASP, less costs to sell our inventory, falls below our inventory cost, we adjust our inventory to its current estimated market value. During the fiscal quarter ended January 1, 2010 and January 2, 2009, credits to adjust certain products to their estimated market values were immaterial. Increases to the lower of cost or market inventory reserves may be required based upon actual ASPs and changes to our current estimates, which would impact our gross margin percentage in future periods.
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
R&D expense decreased $0.3 million, or 2%, in the fiscal quarter ended January 1, 2010 compared to the fiscal quarter ended January 2, 2009. The decrease is due primarily to lower photo mask expenses.

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
SG&A expense decreased $5.5 million, or 31%, in the fiscal quarter ended January 1, 2010 compared to the fiscal quarter ended January 2, 2009. The decrease is primarily due to a 29% decline in SG&A headcount resulting from restructuring measures and other cost cutting efforts.
Amortization of Intangible Assets
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average period of approximately five years.
Amortization expense decreased by $0.1 million, or 23%, in the fiscal quarter ended January 1, 2010 compared to the fiscal quarter ended January 2, 2009.
Gain on Sale of Intellectual Property
In October 2008, the Company sold a portfolio of patents including patents related to its prior wireless networking technology to a third party for cash of $14.5 million, net of costs, and recognized a gain of $12.9 million on the transaction during the fiscal quarter ended January 2, 2009. In accordance with the terms of the agreement with the third party, the Company retains a cross-license to this portfolio of patents.
Special Charges
For the fiscal quarter ended January 1, 2010, special charges consisted primarily of $0.3 million for restructuring charges related to accretion of lease liability.
For the fiscal quarter ended January 2, 2009, special charges of $10.6 million consisted primarily of $6.6 million for restructuring charges and a $3.3 million charge for a legal settlement.
Interest Expense
Interest expense increased $0.9 million, or 10%, in the fiscal quarter ended January 1, 2010 compared to the fiscal quarter ended January 2, 2009. The increase is primarily attributable to the classification of the remaining swap loss of $1.7 million in interest expense and $0.6 million accelerated debt issuance costs related to the repurchase of $61.4 million of our senior secured notes in December 2009, offset by a decrease of $1.0 million of interest expense on the senior secured notes due to the repurchases during fiscal years 2009 and 2010 and a $0.2 million decrease in interest expense on the short-term debt which was also repaid during the fiscal quarter ended January 1, 2010. Interest expense in the fiscal quarters ended January 1, 2010 and January 2, 2009 includes debt discount amortization of $3.6 million and $3.4 million, respectively.
Other (income) expense, net
Other (income) expense, net consists of the following (in thousands):

	Fiscal Quarter Ended
	January 1,	January 2,
	2010	2009
Investment and interest income	$(55)	$(857)
Gain on sale of investments	(4,113)	—
Loss on repurchase of secured debt	614	—
Loss on exchange of convertible debt for common stock	510	—
Other-than-temporary impairment of marketable securities and cost based investments	—	2,635
(Increase) decrease in the fair value of derivative instruments	(4,285)	482
Other	125	(333)

Other (income) expense, net	$(7,204)	$1,927

Other (income), net during the fiscal quarter ended January 1, 2010 was primarily comprised of a $4.1 million gain on sale of equity investments and a $4.3 million increase in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock, offset by a $0.6 million loss on repurchase of senior secured debt and a $0.5 million loss on exchange of $17.6 million of our 4.00% convertible subordinated notes for common stock.
Other expense, net during the fiscal quarter ended January 2, 2009 was primarily comprised of an other-than-temporary impairment of marketable securities of $2.6 million and a $0.5 million decrease in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock, offset by $0.9 million of investment and interest income on invested cash balances.
Provision for Income Taxes
We recorded a tax benefit of $0.2 million for the fiscal quarter ended January 1, 2010, primarily reflecting the tax expense related to ongoing foreign operations offset by the reversals of certain tax reserves under applicable accounting guidance. We recorded a tax provision of $0.5 million for the fiscal quarter ended January 2, 2009, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, sales of non-core assets, borrowings and operating cash flow. In addition, the Company has generated additional liquidity in the past through the sale of equity securities and may from time to time do so in the future.
Our cash and cash equivalents decreased $66.3 million between October 2, 2009 and January 1, 2010. The decrease was primarily due to the repurchase of our remaining $61.4 million senior secured notes for a price of 101% of par and repayment of $28.7 million of our short-term debt partially offset by $10.2 million of cash generated by operations, $8.5 million of restricted cash released upon repayment of our short-term debt, $4.3 million of proceeds from sale of marketable securities and approximately $2.6 million of proceeds from sale of common stock.
At January 1, 2010, we had a total of $232.4 million aggregate principal amount of 4.00% convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest. During the fiscal quarter ended January 1, 2010, the Company entered into exchange agreements with certain holders of its outstanding 4.00% convertible subordinated notes due March 2026 to issue an aggregate of 7.1 million shares of the Company’s common stock, par value $0.01 per share, in exchange for $17.6 million aggregate principal amount of the notes.

We also have a $15.0 million credit facility with a bank. We are required to maintain certain minimum amounts on deposit (restricted cash) of approximately $0.8 million with the bank during the term of the credit agreement. As of January 1, 2010, no amounts had been borrowed under this facility.
The Company believes that its existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund its operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.
In September 2009, the Company raised net proceeds of approximately $18.4 million in a common stock offering. In October 2009, the Company raised additional net proceeds of approximately $2.6 million from the exercise of the over-allotment option in connection with the September common stock offering. However, because tightening of the credit markets and unfavorable and uncertain economic conditions over the past eighteen months has led to a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets, there is no assurance that the Company will be able to access the equity markets in future periods or on similar terms and conditions. In addition, if signs of improvement in the global economy do not progress as expected and the economic slowdown continues or worsens, the Company’s business, financial condition, cash flow and results of operations will be adversely affected. If that happens, the Company’s ability to access the capital or credit markets may worsen and it may not be able to obtain sufficient capital to repay the $232.4 million outstanding principal amount of its 4.00% convertible subordinated notes when they become due in March 2026 or earlier as a result of the notes’ mandatory repurchase requirements. The first mandatory repurchase date for the 4.00% convertible subordinated notes is March 1, 2011. In addition to the equity offering and to the repurchase of our remaining $61.4 million floating rate senior secured notes in December 2009 at a price of 101% of par, the Company has completed certain business restructuring activities, including the sale of our BMP and BBA businesses for cash, as well as operating expense reductions which have improved its financial performance in recent fiscal quarters. The Company also recently entered into an agreement for the sale of its property located on Jamboree Road adjacent to its Newport Beach, California headquarters. The property consists of an approximately 25 acre site, including two leased buildings, certain personal property on the site, and all easements and other intangible rights appurtenant to the property. The transaction, expected to close in March 2010, is subject to further due diligence by the Buyer as well as customary closing conditions. The purchase price is $26.1 million. The Company will also continue to explore other restructuring and refinancing alternatives, including the repurchase, redemption or exchange of the 4.00% convertible subordinated notes due March 2026 through the issuance of new debt, equity securities, cash on hand or a combination thereof. In the event the Company is unable to satisfy or refinance all of its outstanding debt obligations as the obligations are required to be paid, it will be required to consider strategic and other alternatives, including, among other things, the sale of assets to generate funds, the negotiation of revised terms of its indebtedness, or other restructuring alternatives. The Company has retained financial advisors to assist it in considering these strategic, restructuring or other alternatives. There is no assurance that the Company would be successful in completing any of these alternatives. Further, the Company may not be able to refinance any portion of its debt on favorable terms or at all. The Company’s failure to satisfy or refinance any of its indebtedness obligations as they come due, including through additional exchanges of new securities for existing indebtedness obligations or additional equity offerings, would result in a default and potential acceleration of its remaining indebtedness obligations and would have a material adverse effect on its business, liquidity and ability to operate as a going concern.
Cash flows are as follows (in thousands):

	Fiscal Quarter Ended
	January 1,	January 2,
	2010	2009
Net cash provided by (used in) operating activities	$10,205	$(5,463)
Net cash provided by investing activities	12,093	18,714
Net cash used in financing activities	(88,599)	(8,807)

Net increase (decrease) in cash and cash equivalents	$(66,301)	$4,444

Cash provided by operating activities was $10.2 million for the fiscal quarter ended January 1, 2010 compared to cash used in operations of $5.5 million for the fiscal quarter ended January 2, 2009. The increase in cash generated by operating activities was primarily driven by $10.6 million in net income adjusted for non-cash items offset by a decrease in working capital of $1.3 million.
Cash provided by investing activities was $12.1 million for the fiscal quarter ended January 1, 2010 compared to cash provided in investing activities of $18.7 million for the fiscal quarter ended January 2, 2009. In the first fiscal quarter of 2010, $8.5 million of restricted cash was released associated with our repayment of short-term debt and we generated $4.3 million proceeds from the sale of marketable securities.
Cash used in financing activities was $88.6 million for the fiscal quarter ended January 1, 2010 compared to $8.8 million for the fiscal quarter ended January 2, 2009. In the first fiscal quarter of 2010, we repurchased our remaining $61.4 million senior secured notes for a price of 101% of par and repaid our short-term debt of $28.7 million.
Contractual Obligations
There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 2, 2009. For a summary of the contractual commitments at October 2, 2009, see Part II, Item 7, page 37 in our 2009 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with our spin-off from Rockwell, we assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with our contribution of certain of our manufacturing operations to Jazz, we agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with the Company’s sale of the BMP business to NXP, the Company agreed to indemnify NXP for certain claims related to the transaction. In connection with the sales of our products, we provide intellectual property indemnities to our customers. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware.
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
The Company has other outstanding letters of credit collateralized by restricted cash aggregating $5.8 million to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the condensed consolidated balance sheets.
Special Purpose Entities
The Company has two special purpose entities, Conexant USA, LLC (“Conexant USA”), and Conexant CF, LLC (“Conexant CF”). Both are wholly-owned, consolidated subsidiaries of the Company. Neither Conexant USA nor Conexant CF is permitted, nor may its assets be used, to guarantee or satisfy any of our obligations or those of our subsidiaries.
On November 29, 2005, the Company established an accounts receivable financing facility whereby it sold, from time to time, certain accounts receivable to Conexant USA. Under the terms of the Company’s agreements with Conexant USA, the Company retained the responsibility to service and collect accounts receivable sold to Conexant USA and received a weekly fee from Conexant USA for handling administrative matters that equaled 1.0%, on a per annum basis, of the uncollected value of the accounts receivable. The Company’s $50.0 million credit facility secured by the assets of Conexant USA expired on November 27, 2009. All amounts owed on the credit facility were repaid as of January 1, 2010.
On December 22, 2009, the Company established a new accounts receivable financing facility whereby it sells, from time to time, certain accounts receivable to Conexant CF. Under the terms of the Company’s agreements with Conexant CF, the Company retains the responsibility to service and collect accounts receivable sold to Conexant CF and receives a weekly fee from Conexant CF for handling administrative matters which is equal to 1.0%, on a per annum basis, of the uncollected value of the purchased accounts receivable.
Concurrently with entering into the new accounts receivable financing facility, Conexant CF entered into a new credit facility to finance the cash portion of the purchase price of eligible receivables. The new credit facility is secured by the assets of Conexant CF. Conexant CF is required to maintain certain minimum amounts on deposit (restricted cash) of approximately $0.8 million with the bank during the term of the credit agreement. Borrowings under the credit facility, which cannot exceed the lesser of $15.0 million or 60% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables, bear interest equal to the bank Prime Rate (minimum of 4%) plus applicable margins (between 1.5% to 2.25%). In addition, if the aggregate amount of interest earned by the bank in any month is less than $20,000, Conexant CF pays an amount equal to the minimum monthly interest of $20,000 minus the aggregate amount of all interest earned by the bank. The credit agreement matures on December 31, 2010 and remains subject to additional 364-day renewal periods at the discretion of the bank.
The credit facility is subject to financial covenants including a minimum level of shareholders’ equity covenant, an adjusted quick ratio covenant, and a minimum cash and cash equivalents covenant. Further, any failure by the Company or Conexant CF to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit facility to immediately become due and payable. At January 1, 2010, Conexant CF had not borrowed any amounts under this credit facility and was in compliance with all covenants under the credit facility.
Recently Issued and Adopted Accounting Pronouncements
See Note 3—Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements in Part I, Item 1 for information related to recently issued and adopted accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial instruments include cash and cash equivalents, equity securities, our warrant to purchase Mindspeed common stock, restricted cash and long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after tax returns on our investment portfolio. Consequently, we invest with only high credit quality issuers, and we limit the amount of our credit exposure to any one issuer.
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of January 1, 2010, the carrying value of our cash and cash equivalents approximated fair value.
We hold a warrant to purchase 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed common stock. As of January 1, 2010, a 10% decrease in the market price of Mindspeed common stock would result in a decrease of $1.4 million in the fair value of this warrant. At January 1, 2010, the market price of Mindspeed common stock was $4.69 per share. During the fiscal quarter ended January 1, 2010, the market price of Mindspeed common stock ranged from a low of $2.98 per share to a high of $5.03 per share.
Our long-term debt consists of 4.00% convertible subordinated notes with interest at fixed rates. The fair value of our 4.00% convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.
The following table shows the fair values of our financial instruments as of January 1, 2010 (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$59,084	$59,084
Other equity securities	3,336	3,336
Mindspeed warrant	9,338	9,338
Long-term restricted cash	5,762	5,762
Long-term debt: convertible subordinated notes	215,902	215,523
Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future. At January 1, 2010 we did not have any foreign currency forward exchange contracts outstanding.
Approximately $24.8 million of our $59.1 million of cash and cash equivalents at January 1, 2010 was located in foreign countries where we conduct business, including approximately $14.2 million in India and $2.2 million in China. These amounts are not freely available for dividend repatriation to the United States without the imposition and payment, where applicable, of local taxes. Further, the repatriation of these funds is subject to compliance with applicable local government laws and regulations, and in some cases, requires governmental consent, including in India and China. Our inability to repatriate these funds quickly and without any required governmental consents may limit the resources available to us to fund our operations in the United States and other locations or to pay indebtedness.
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
There were no changes in our internal control over financial reporting during the fiscal quarter ended January 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Wi-Lan Litigation - On October 1, 2009, Wi-Lan, Inc. (“Wi-Lan”) filed a complaint in the United States District Court for the Eastern District of Texas accusing Conexant of infringing one United States patent. Wi-Lan alleged that certain past sales from Conexant’s former Broadband Access group infringe its patent that allegedly relates to Asymmetric Digital Subscriber Line technology. Effective December 22, 2009, Conexant and Wi-Lan reached a settlement of all outstanding claims which includes Conexant entering into a license agreement with Wi-Lan. Under the terms of the license agreement, Conexant receives access to certain of Wi-Lan’s wireline and other technologies. The specific terms of the settlement arrangement and license agreement are confidential.

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
We have updated the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended October 2, 2009, as set forth below. We do not believe any of the updates constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended October 2, 2009.
References in this section to our fiscal year refer to the fiscal year ending on the Friday nearest September 30 of each year.
We face a risk that capital needed for our business and to repay our debt obligations will not be available when we need it.
Recent tightening of the credit markets and unfavorable and uncertain economic conditions over the past eighteen months has led to a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets. There is no assurance that we will be able to access the equity markets in future periods or on similar terms and conditions as we have in the past. If signs of improvement in the global economy do not progress as expected and the economic slowdown continues or worsens, our business, financial condition, cash flow and results of operations will be adversely affected. If that happens, our ability to access the capital or credit markets may worsen and we may not be able to obtain sufficient capital to repay the $232.4 million outstanding principal amount of our 4.00% convertible subordinated notes when they become due in March 2026 or earlier as a result of the notes’ mandatory repurchase requirements. The first mandatory repurchase date for our 4.00% convertible subordinated notes is March 1, 2011. In the event we are unable to satisfy or refinance all of our outstanding debt obligations as the obligations are required to be paid, we will be required to consider strategic and other alternatives, including, among other things, the sale of assets to generate funds, the negotiation of revised terms of our indebtedness, or other restructuring alternatives such as additional exchanges of our existing indebtedness obligations for new securities or additional equity offerings. We have retained financial advisors to assist us in considering these strategic, restructuring or other alternatives. There is no assurance that we would be successful in completing any of these alternatives. Further, we may not be able to refinance any portion of this debt on favorable terms or at all. Our failure to satisfy or refinance any of our indebtedness obligations as they come due, including through additional exchanges of new securities for existing indebtedness obligations or additional equity offerings, would result in a cross default and potential acceleration of our remaining indebtedness obligations, would have a material adverse effect on our business, liquidity and ability to operate as a going concern.
In addition, in the future, we may need to make strategic investments and acquisitions to help us grow our business, which may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.
There could be a negative effect on the price of our common stock if we issue equity securities to raise capital or in connection with a restructuring of any or all of our 4.00% convertible subordinated notes.
If we decide to issue any equity securities to raise capital or in connection with exchanges of or a restructuring of our 4.00% convertible subordinated notes, there could be a substantial dilutive effect on our common stock and an adverse effect on the price of our common stock.
We are a much smaller company than in the recent past and dependent on fewer products for our success.
We are a much smaller company than in the recent past with a narrower, less diversified and more focused portfolio of products. Our smaller size could cause our cash flow and growth prospects to be more volatile and make us more vulnerable to focused competition. As a smaller company, we will have less capital available for research and development and for strategic investments and acquisitions. As a smaller company, we will be subject to greater revenue fluctuations if our older product lines sales were to decline faster than we anticipate. We could also face greater challenges in satisfying or refinancing our debt obligations as they become due. In addition, we may not be able to appropriately restructure the supporting functions of the Company to fit the needs of a smaller company.
We are subject to the risks of doing business internationally.
For the fiscal quarters ended January 1, 2010 and January 2, 2009, net revenues from customers located outside of the United States (“U.S.”), primarily in the Asia-Pacific region, represented approximately 94% of our total net revenues. In addition, many of our key suppliers are located outside of the U.S. Our international operations consist of research and development, sales offices, and other general and administrative functions. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:
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
Approximately $24.8 million of our $59.1 million of cash and cash equivalents at January 1, 2010 was located in foreign countries where we conduct business, including approximately $14.2 million in India and $2.2 million in China. These amounts are not freely available for dividend repatriation to the U.S. without the imposition and payment, where applicable, of local taxes. Further, the repatriation of these funds is subject to compliance with applicable local government laws and regulations, and in some cases, requires governmental consent, including in India and China. Our inability to repatriate these funds quickly and without any required governmental consents may limit the resources available to us to fund our operations in the U.S. and other locations or to pay indebtedness.
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
Further, because most of our international sales are currently denominated in U.S. dollars, our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies. From time to time, we may enter into foreign currency forward exchange contracts to minimize risk of loss from currency exchange rate fluctuations for foreign currency commitments entered into in the ordinary course of business. We have not entered into foreign currency forward exchange contracts for other purposes. As of January

1, 2010 we did not have any outstanding foreign currency forward exchange contracts. Our financial condition and results of operations could be affected (adversely or favorably) by currency fluctuations.
We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 25% of our net revenues in the fiscal quarters ended January 1, 2010 and January 2, 2009, respectively. Our arrangements with these distributors are terminable at any time, and the loss of these arrangements could have an adverse effect on our operating results.
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
As a result of our various reorganization and restructuring related activities, we lease or own a number of domestic facilities in which we do not operate. At January 1, 2010, we had 554,000 square feet of vacant leased space and 456,000 square feet of owned space, of which approximately 89% was being subleased to third parties and 11% was vacant and offered for sublease. Included in these amounts are 389,000 square feet of owned space in Newport Beach that we have leased to Jazz and 126,000 square feet of leased space in Newport Beach that we have subleased to Mindspeed Technologies, Inc. As of January 1, 2010, the aggregate amount owed to landlords under space we lease but do not operate over the remaining terms of the leases was approximately $84 million and, of this amount, subtenants had lease obligations to us in the aggregate amount of $12 million. The space we have subleased to others is, in some cases, at rates less than the amounts we are required to pay landlords and, of the aggregate obligations we had to landlords for unused space at January 1, 2010, approximately $21.0 million was attributable to space we were attempting to sublease. In the event one or more of our subtenants fails to make lease payments to us or otherwise defaults on their obligations to us, we could incur substantial unanticipated payment obligations to landlords. In addition, in the event tenants of space we own fail to make lease payments to us or otherwise default on their obligations to us, we could be required to seek new tenants and we cannot assure you that our efforts to do so would be successful or that the rates at which we could do so would be attractive. In the event our estimates regarding our ability to sublet our available space are incorrect, we would be required to adjust our restructuring reserves which could have a material impact on our financial results in the future.
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
The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our business, financial condition, cash flow and results of operations.
We have historically incurred substantial GAAP losses and may incur additional future GAAP losses.
Our GAAP (loss) income from continuing operations for fiscal 2009, 2008 and 2007 was $(26.9) million, $0.2 million, and $(167.4) million, respectively. These results have had a negative impact on our financial condition and operating cash flows. We cannot assure you that our business will be profitable on a GAAP basis or that we will not incur additional substantial GAAP losses in the future. Additional operating GAAP losses, lower than expected product sales or our inability to restructure our outstanding indebtedness or obtain additional capital to repay our indebtedness obligations will adversely affect our cash flow and financial condition and could impair our ability to satisfy our indebtedness obligations as such obligations come due.
Our ability to use our net operating losses (“NOLs”) and other tax attributes to offset future taxable income could be limited by an ownership change and/or decisions by California and other states to suspend the use of NOLs.
We have significant NOLs, research and development (“R&D”) tax credits, capitalized R&D and amortizable goodwill available to offset our future U.S. federal and state taxable income. Our ability to utilize these NOLs and other tax attributes may be subject to significant limitations under Section 382 of the Internal Revenue Code (and applicable state law) if we undergo an ownership change. An ownership change occurs for purposes of Section 382 of the Internal Revenue Code if, among other things, 5% stockholders (i.e., stockholders who own or have owned 5% or more of our stock (with certain groups of less-than-5% stockholders treated as single stockholders for this purpose)) increase their aggregate percentage ownership of our stock by more than fifty percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant testing period. An issuance of our common stock in connection with or as part of an exchange offer for our debt securities or any other issuance of our common stock can contribute to or result in an ownership change under Section 382. Stock ownership for purposes of Section 382 of the Internal Revenue Code is determined under a complex set of attribution rules, so that a person is treated as owning stock directly, indirectly (i.e., through certain entities) and constructively (through certain related persons and certain unrelated persons acting as a group). In the event of an ownership change, Section 382 imposes an annual limitation (based upon our value at the time of the ownership change, as determined under Section 382 of the Internal Revenue Code) on the amount of taxable income a corporation may offset with NOLs. If we undergo an ownership change, Section 382 would also limit our ability to use R&D tax credits. In addition, if the tax basis of our assets exceeded the fair market value of our assets at the time of the ownership change, Section 382 could also limit our ability to use amortization of capitalized R&D and goodwill to offset taxable income for the first five years following an ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. As a result, our inability to utilize these NOLs, credits or amortization as a result of any ownership changes, could adversely impact our operating results and financial condition.

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
In addition, prices of established products may decline, sometimes significantly and rapidly, over time. We believe that in order to remain competitive we must continue to reduce the cost of producing and delivering existing products at the same time as we develop and introduce new or enhanced products. We cannot assure you that we will be successful and, as a result, our gross margins may decline in future periods.
We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial condition and results of operations.
At January 1, 2010, we had $109.9 million of goodwill and $5.2 million of intangible assets, net, which together represented approximately 42% of our total assets. In periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. If our market capitalization drops below our book value for a prolonged period of time, if our assumptions regarding our future operating performance change or if other indicators of impairment are present, we may be required to write-down the value of our goodwill and acquisition-related intangible assets by taking a charge against earnings.
Our remaining goodwill is associated with our business. Goodwill is tested at the reporting unit level annually in the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the fourth fiscal quarter of 2009, we determined that the fair value of our business was greater than its carrying value and therefore there is no impairment of goodwill as of October 2, 2009.

There were no indicators of impairment requiring testing during the fiscal quarter ended January 1, 2010. Because of the significance of our remaining goodwill and intangible asset balances, any future impairment of these assets could have a material adverse effect on our financial condition and results of operations, although, as a charge, it would have no effect on our cash flow. Significant impairments may also impact shareholders’ deficit.
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
Sales to our twenty largest customers, including distributors, represented approximately 83% and 68% of our net revenues in the fiscal quarters ended January 1, 2010 and January 2, 2009, respectively. For the fiscal quarters ended January 1, 2010 and January 2, 2009, there was one distributor that accounted for 15% and 16%, respectively, of our net revenues. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:
•	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

•	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;

•	our customers’ perceptions of our liquidity and viability may have a negative impact on their decisions to incorporate our products into their own products;

•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;

•	our customers face intense competition from other manufacturers that do not use our products;

•	some of our customers offer or may offer products that compete with our products;

•	some of our customers’ liquidity may be negatively affected by continued uncertainty in global economic conditions; and

•	our small size, our cost-savings efforts and any future liquidity constraints may limit our ability to develop and deliver new products to customers.
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
Further, our product portfolio consists predominantly of semiconductor solutions for the communications, PC, and consumer markets. Recently, unfavorable domestic and global economic conditions have had an adverse impact on demand in these end-user markets by reducing overall consumer spending or shifting consumer spending to products other than those made by our customers. Any prolonged or significant decrease in consumer spending by customers in these end-markets will adversely impact demand by our customers for our products and could also slow new product introductions by our customers and by us. Lower net sales of our products would have an adverse effect on our revenue, cash flow and results of operations.
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 25% of our net revenues in the fiscal quarters ended January 1, 2010 and January 2, 2009, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other suppliers’ products and may not sell our products as quickly as forecasted, which may impact the distributors’ future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Between December 15, 2009 and December 16, 2009, Conexant Systems, Inc. (the “Company”) entered into exchange agreements (the “Exchanges”) with certain holders (the “Holders”) of its outstanding 4.00% convertible subordinated notes due 2026 to issue an aggregate of 97,707 shares of the Company’s common stock (the “Shares”), par value $0.01 per share, in exchange for $220,000 aggregate principal amount of the 4.00% convertible subordinated notes. The Company is also paying the Holders accrued and unpaid interest in cash on the notes exchanged. The holders of the notes may require the Company to repurchase, for cash, all or part of their notes on March 1, 2011 at a price of 100% of the principal amount, plus any accrued and unpaid interest. The Shares will be issued in transactions that will not be registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon an exemption from registration provided under Section 3(a)(9) of the Act. The Exchanges qualify for the 3(a)(9) exemption because the notes were and the Shares will be issued by the Company, the Shares will be issued exclusively in exchanges with the Company’s existing security holders and no commission or other remuneration has been or will be paid or given directly or indirectly for soliciting the Exchanges.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of April 21, 2009, by and between Conexant Systems, Inc. and Ikanos Communications, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009).

3.1	Bylaws of the Company, as of December 18, 2009 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 24, 2009).

10.1	Loan and Security Agreement, dated as of December 22, 2009, by and between Conexant CF, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on December 24, 2009).

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)
Date: February 8, 2010	By	/s/ JEAN HU
Jean Hu
Chief Financial Officer, Treasurer and Senior Vice President, Business Development (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of April 21, 2009, by and between Conexant Systems, Inc. and Ikanos Communications, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009).

3.1	Bylaws of the Company, as of December 18, 2009 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 24, 2009).

10.1	Loan and Security Agreement, dated as of December 22, 2009, by and between Conexant CF, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on December 24, 2009).

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.