Form 10-Q
period 2010-04-02
CONEXANT SYSTEMS INC
filed 2010-05-10
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010, there were 81,186,507 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, the negatives of such expressions, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	expectations regarding the market share of our products, growth in the markets we serve and our market opportunities;

•	our expectation that we will be able to sustain the recoverability of our goodwill, intangible and tangible long-term assets;

•	expectations that we will be able to use our net operating losses and other tax attributes to offset future taxable income;

•	expectations regarding price and product competition;

•	continued demand and future growth in demand for our products in the communications, PC and consumer markets we serve;

•	our plans and expectations regarding the transition of our semiconductor products to smaller line width geometries;

•	our product development plans;

•	expectations regarding the sale of our real property in Newport Beach;

•	expectations, subject to the qualifications expressed, regarding the sufficiency of our existing sources of liquidity, together with cash expected to be generated from operations, to fund our operations, research and development, anticipated capital expenditures, and working capital for at least the next twelve months;

•	our expectation that our largest customers will continue to account for a substantial portion of our revenue;

•	expectations regarding our contractual obligations and commitments;

•	our expectation that we will be able to protect our products and services with proprietary technology and intellectual property protection;

•	our expectation that we will be able to meet our lease obligations (and other financial commitments); and

•	our expectation that we will be able to continue to rely on third party manufacturers to manufacture, assemble and test our products to meet our customers’ demands.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets — April 2, 2010 (unaudited) and October 2, 2009	3
Unaudited Consolidated Statements of Operations — Fiscal Quarter and Six Fiscal Months Ended April 2, 2010 and April 3, 2009	4
Unaudited Consolidated Statements of Cash Flows — Six Fiscal Months Ended April 2, 2010 and April 3, 2009	5
Notes to Unaudited Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 5. Other Information	41
Item 6. Exhibits	41

SIGNATURE	43
EX-10.1.1
EX-10.1.2
EX-10.1.3
EX-10.2
EX-10.3
EX-10.3.1
EX-10.6
EX-10.6.1
EX-10.6.2
EX-10.6.3
EX-10.6.4
EX-10.6.5
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value amounts)

	April 2,	October 2,
	2010	2009 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,526	$125,385
Restricted cash	—	8,500
Receivables, net of allowances of $333 and $453	27,798	30,110
Inventories, net	9,570	9,216
Other current assets	30,557	26,148
Assets held for sale	12,247	—

Total current assets	267,698	199,359

Property, plant and equipment, net of accumulated depreciation of $39,734 and $70,139	6,263	15,299
Goodwill	109,908	109,908
Other assets	47,686	25,635

Total assets	$431,555	$350,201

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$61,400
Short-term debt	120,817	28,653
Accounts payable	18,007	24,553
Accrued compensation and benefits	9,696	8,728
Other current liabilities	33,450	33,978

Total current liabilities	181,970	157,312

Long-term debt	173,381	228,578
Other liabilities	59,261	62,089

Total liabilities	414,612	447,979
Commitments and contingencies (Note 6)

Shareholders’ equity (deficit):
Preferred and junior preferred stock: 20,000 and 5,000 shares authorized, respectively	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 81,187 and 56,917 shares issued and outstanding at April 2, 2010 and October 2, 2009, respectively	812	570
Additional paid-in capital	4,916,168	4,833,919
Accumulated deficit	(4,910,530)	(4,929,743)
Accumulated other comprehensive income (loss)	10,493	(2,524)

Total shareholders’ equity (deficit)	16,943	(97,778)

Total liabilities and shareholders’ equity (deficit)	$431,555	$350,201

(1)	Amounts reflect the retrospective application of FASB ASC 470-20 adopted effective October 3, 2009 (See Note 3).
See accompanying notes to consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009 (1)	2010	2009 (1)
Net revenues	$61,868	$43,965	$123,681	$101,428
Cost of goods sold (2)	24,087	18,930	48,291	43,876

Gross margin	37,781	25,035	75,390	57,552

Operating expenses:
Research and development (2)	14,100	12,766	27,345	26,333
Selling, general and administrative (2)	12,681	17,060	25,083	34,926
Amortization of intangible assets	284	1,340	680	1,857
Gain on sale of intellectual property	—	—	—	(12,858)
Special (credits) charges	(210)	2,016	136	12,593

Total operating expenses	26,855	33,182	53,244	62,851

Operating income (loss)	10,926	(8,147)	22,146	(5,299)
Interest expense	7,775	8,633	17,278	17,259
Other (income) expense, net	(7,755)	(1,815)	(14,959)	112

Income (loss) from continuing operations before income taxes and loss on equity method investments	10,906	(14,965)	19,827	(22,670)
Income tax provision	331	175	101	643

Income (loss) from continuing operations before loss on equity method investments	10,575	(15,140)	19,726	(23,313)
Income (loss) on equity method investments	209	(835)	(245)	(1,681)

Income (loss) from continuing operations	10,784	(15,975)	19,481	(24,994)
Income (loss) from discontinued operations, net of tax (2)	95	(1,138)	(268)	(13,111)

Net income (loss)	$10,879	$(17,113)	$19,213	$(38,105)

Income (loss) per share from continuing operations — basic	$0.16	$(0.32)	$0.30	$(0.50)

Income (loss) per share from continuing operations — diluted	$0.15	$(0.32)	$0.30	$(0.50)

Income (loss) per share from discontinued operations — basic	$0.00	$(0.02)	$0.00	$(0.27)

Income (loss) per share from discontinued operations — diluted	$0.00	$(0.02)	$(0.01)	$(0.27)

Net income (loss) per share — basic	$0.16	$(0.34)	$0.30	$(0.77)

Net income (loss) per share — diluted	$0.15	$(0.34)	$0.29	$(0.77)

Shares used in basic per-share computations	69,136	49,755	64,579	49,706

Shares used in diluted per-share computations	70,513	49,755	65,273	49,706

(1)	Amounts reflect the retrospective application of FASB ASC 470-20 adopted effective October 3, 2009 (See Note 3).

(2)	These captions include non-cash employee stock-based compensation expense as follows (in thousands) (See Note 7):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
Cost of goods sold	$95	$82	$153	$119
Research and development	544	294	945	729
Selling, general and administrative	1,216	1,274	2,253	2,987
Income (loss) from discontinued operations, net of tax	5	583	(30)	771
See accompanying notes to consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Fiscal Months Ended
	April 2,	April 3,
	2010	2009 (1)
Cash flows from operating activities:
Net Income (loss)	$19,213	$(38,105)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,906	4,659
Amortization of intangible assets	680	6,255
Reversal of provision for bad debts, net	(120)	—
Charges for (reversal of) inventory provisions, net	32	(24)
Amortization of debt discount	6,979	6,895
Deferred income taxes	118	(158)
Stock-based compensation	3,321	4,606
Increase in fair value of derivative instruments	(18,201)	(90)
Losses on equity method investments	1,099	2,560
Other-than-temporary impairment of marketable securities	—	2,635
Other-than-temporary impairment of cost method investments	—	135
Loss on termination of swap	1,728	—
Loss on extinguishment of secured debt	614	—
Loss on extinguishment of convertible debt	9,991	—
Gain on sale of marketable securities	(7,734)	—
Gain on sale of intellectual property	—	(12,858)
Other items, net	234	1,006
Changes in assets and liabilities:
Receivables	2,432	11,825
Inventories	(386)	19,319
Accounts payable	(9,935)	(16,529)
Accrued expenses and other current liabilities	1,065	(12,743)
Other, net	(1,817)	16,521

Net cash provided by (used in) operating activities	11,219	(4,091)
Cash flows from investing activities:
Purchases of property, plant and equipment	(525)	(347)
Proceeds from sale of property, plant and equipment	397	—
Payments for acquisitions	(625)	(3,578)
Proceeds from sales of marketable securities	8,030	—
Release of restricted cash	8,500	9,300
Proceeds from sale of intellectual property, net of expenses of $132	—	14,548

Net cash provided by investing activities	15,777	19,923
Cash flows from financing activities:
Net repayments of short-term debt, including debt costs of $483 and $901	(29,136)	(11,297)
Extinguishment of long-term debt	(166,676)	—
Proceeds from common stock offerings, net of expenses of $4,872	62,519	—
Proceeds from issuance of long-term bonds, net of expenses of $4,911	168,449	—
Proceeds from issuance of common stock under employee stock plans	18	28
Repurchase of shares upon exercise of employee stock awards	(29)	—
Interest rate swap security deposit	—	(207)
Repayment of shareholder note receivable	—	32

Net cash provided by (used in) financing activities	35,145	(11,444)

Net increase in cash and cash equivalents	62,141	4,388
Cash and cash equivalents at beginning of period	125,385	105,883

Cash and cash equivalents at end of period	$187,526	$110,271

(1)	Amounts reflect the retrospective application of FASB ASC 470-20 adopted effective October 3, 2009 (See Note 3).
See accompanying notes to consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
1. Description of Business
Conexant Systems, Inc. (“Conexant,” “the “Company,” “we,” “us” or “our”) designs, develops and sells semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for imaging, audio, embedded-modem, and video applications. These solutions include a comprehensive portfolio of imaging solutions for multifunction printers (MFPs), fax platforms, and “connected” frame market segments. The Company’s audio solutions include high-definition (HD) audio integrated circuits, HD audio codecs, and speakers-on-a-chip solutions for personal computers (PCs), PC peripheral sound systems, audio subsystems, speakers, notebook docking stations, voice-over-IP speakerphones, intercom, door phone, and audio-enabled surveillance applications. The Company also offers a full suite of embedded-modem solutions for set-top boxes, point-of-sale systems, home automation and security systems, and desktop and notebook PCs. Additional products include decoders and media bridges for video surveillance and security applications, and system solutions for analog video-based multimedia applications.
2. Sale of Assets and Discontinued Operations
Sale of Property
In November 2009, the Company committed to a plan for the sale of certain of the Company’s property located on Jamboree Road adjacent to its Newport Beach, California headquarters. The property consists of an approximately 25-acre site, including two leased buildings, certain personal property on the site, and all easements and other intangible rights appurtenant to the property. The Company determined that this property met the criteria for “held for sale accounting” in accordance with the accounting guidance for impairment or disposal of long-lived assets and has presented the respective group of assets separately on the face of the consolidated balance sheet as of April 2, 2010.
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
In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company determined that the BBA business, which constituted an operating segment of the Company, qualifies as a discontinued operation. The results of the BBA business have been reported as discontinued operations in the consolidated statements of operations for all periods presented. Interest expense has been allocated based on the accounting guidance for allocation of interest to discontinued operations. For the fiscal quarter and six fiscal months ended April 3, 2009, interest expense allocated to discontinued operations was $0.7 million and $1.4 million, respectively.
For the fiscal quarter ended April 2, 2010, BBA revenues and pretax income classified as discontinued operations were $0.7 million and $0.6 million, respectively. For the fiscal quarter ended April 3, 2009, BBA revenues and pretax loss classified as discontinued operations was $30.5 million and $2.1 million, respectively.
For the six fiscal months ended April 2, 2010, BBA revenues and pretax income classified as discontinued operations was $0.9 million and $0.7 million, respectively. For the six fiscal months ended April 3, 2009, BBA revenues and pretax loss classified as discontinued operations was $59.5 million and $6.4 million, respectively.
The Company has entered into a short-term transitional services agreement (“TSA”) with Ikanos which provides for ongoing logistical support by the Company to Ikanos, for which Ikanos will reimburse the Company. As of April 2, 2010, the Company had a receivable under the TSA from Ikanos of approximately $1.4 million, which is classified in other current assets.
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
In the third fiscal quarter of 2008, in accordance with the accounting guidance for impairment or disposal of long-lived assets, the Company determined that the BMP business, which constituted an operating segment of the Company, qualifies as a discontinued operation. The results of the BMP business have been reported as discontinued operations in the consolidated statements of operations for all periods presented.
For the fiscal quarter ended April 2, 2010, there were no BMP revenues and the loss classified as discontinued operations was $0.4 million. For the fiscal quarter ended April 3, 2009, BMP revenues and income classified as discontinued operations were $2.1 million and $1.1 million, respectively.

For the six fiscal months ended April 2, 2010, there were no BMP revenues and the loss classified as discontinued operations was $0.9 million. For the six fiscal months ended April 3, 2009, BMP revenues and loss classified as discontinued operations were $3.0 million and $6.1 million, respectively.
3. Basis of Presentation and Significant Accounting Policies
Interim Reporting — The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009 and the Current Report on Form 8-K filed on February 8, 2010. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end balance sheet data was derived from the audited consolidated financial statements. Prior year quarterly information has been recast to reflect the reclassification of discontinued operations described in Note 2 and the retrospective application of FASB ASC 470-20 for convertible debt instruments that may be settled wholly or partially in cash on conversion, adopted effective October 3, 2009.
Fiscal Periods — The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2010 consists of, and fiscal 2009 consisted of, 52 weeks.
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
Restricted Cash — Upon the expiration of the Company’s $50 million credit facility and repayment of the amount owed under the agreement, $8.5 million of restricted cash included in the consolidated balance sheets as of October 2, 2009 was released back to the Company.
The Company has outstanding letters of credit collateralized by restricted cash aggregating $5.7 million to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.
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
Assets Held for Sale — The Company evaluates the asset at the time an asset qualifies for “held for sale accounting,” to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of the carrying value being in excess of fair value less cost to sell is recorded in the period the asset meets “held for sale accounting.” Management judgment is required to assess the criteria required to meet “held for sale accounting” and estimate the expected net amount recoverable upon sale. As of April 2, 2010, the carrying values of the respective assets held for sale did not exceed their fair values less costs to sell.
Income Taxes — The provision for income taxes is determined in accordance with accounting guidance for income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted legislation and statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position in accordance with the accounting guidance for uncertainty in income taxes. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to these unrecognized tax benefits in the income tax provision.
The accounting guidance also provides for derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.
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
Accounting for Convertible Debt — On October 3, 2009, the Company adopted the accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The new accounting guidance requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s hypothetical nonconvertible debt borrowing rate. The guidance resulted in the Company recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. The provisions of the new accounting guidance were retrospectively applied, and all prior period amounts have been adjusted to apply the new method of accounting.
The new accounting guidance applies to our 4.00% convertible subordinated notes issued in 2006. In March 2006, the Company issued $200.0 million principal amount of 4.00% convertible subordinated notes due March 2026 (“convertible notes”) and, in May 2006, the initial purchaser of the convertible notes exercised its option to purchase an additional $50.0 million principal amount of the convertible notes. Total proceeds to the Company from these issuances, net of issuance costs, were $243.6 million. The convertible notes are general unsecured obligations of the Company. Interest on the convertible notes is payable in arrears semiannually on each March 1 and September 1, beginning on September 1, 2006. The notes are convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $49.20 per share, subject to adjustment for certain events. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Beginning on March 1, 2011, the convertible notes may be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders may require the Company to repurchase, for cash, all or part of their convertible notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest. During the fiscal quarter ended April 2, 2010, the Company repurchased by means of a tender offer approximately $104.7 million of its convertible notes. As a result of the repurchase the Company included $6.2 million of unamortized debt discount in the loss on extinguishment. The remaining $127.7 million convertible notes, less debt discount of $6.9 million, are classified as short-term debt as of April 2, 2010. Subsequent to April 2, 2010, the Company repurchased approximately $115.2 million of its 4.00% convertible subordinated notes due March 2026 by means of a private purchase, and paid accrued and unpaid interest on the convertible notes through the date of the repurchase. The Company will record an extinguishment loss on this transaction, which is primarily composed of the unamortized debt discount related to the notes repurchased.
The Company applied the accounting guidance to measure the fair value of the liability component of the convertible notes using a discounted cash flow model. The Company assessed the expected life and approximate discount rate of the liability component to be 5.0 years and 11.8% for the $200.0 million convertible notes and 4.8 years and 10.3% for the $50.0 million convertible notes, based on yields of similarly rated nonconvertible instruments. The Company determined the carrying amount of the equity component by deducting the fair value of the liability component from the principal amount of the convertible notes. Since the Company’s effective tax rate is zero, there was no tax effect for the temporary basis difference associated with the liability component of the convertible notes. The Company amortizes the transaction costs related to the liability component to interest expense over the expected life of the convertible notes.
The adoption of the new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) resulted in the following amounts recognized in our financial statements (in thousands):

	April 2,	October 2,
	2010	2009
Principal of the liability component of 4.00% convertible subordinated notes	$127,708	$250,000
Unamortized debt discount	(6,891)	(21,422)

Net carrying amount of liability component of 4.00% convertible subordinated notes	$120,817	$228,578

Net carrying amount of equity component of 4.00% convertible subordinated notes (net of $1,742 issuance costs)	$66,045	$66,045
Interest expense related to the 4.00% convertible subordinated notes (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
Contractual interest coupon	$2,326	$2,500	$4,798	$5,000
Amortization of the debt discount on the liability component	3,397	3,475	6,958	6,896

Total	$5,723	$5,975	$11,756	$11,896

Effective interest rate for the liability component for the period	9.95%	9.56%	9.95%	9.52%
The estimated amortization expense for the debt discount for the 4.00% convertible subordinated notes through the remaining expected life of 11 months is as follows (in thousands):

	2010	2011
Estimated debt discount amortization expense	$3,718	$3,173
The adoption of the new accounting guidance requires the retrospective application to all periods presented as of the beginning of the first period presented. As of October 3, 2009, the new accounting guidance was adopted and comparative financial statements for prior periods have been adjusted to apply it retrospectively. The line items for the financial statements that are affected by the change in accounting principle are indicated below (in thousands):
CONSOLIDATED BALANCE SHEETS

		October 2, 2009
	As Reported	Effect of Change	As Adjusted
ASSETS
Total current assets:	$199,359	$—	$199,359
Property, plant and equipment, net	15,299	—	15,299
Goodwill	109,908	—	109,908
Other assets	26,284	(649)	25,635

Total assets	$350,850	$(649)	$350,201

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Total current liabilities:	$157,312	$—	$157,312
Long-term debt	250,000	(21,422)	228,578
Other liabilities	62,089	—	62,089

Total liabilities	469,401	(21,422)	447,979
Commitments and contingencies	—	—	—

Shareholders’ deficit:
Preferred and junior preferred stock	—	—	—
Common stock	570	—	570
Additional paid-in capital	4,767,874	66,045	4,833,919
Accumulated deficit	(4,884,471)	(45,272)	(4,929,743)
Accumulated other comprehensive loss	(2,524)	—	(2,524)

		October 2, 2009
	As Reported	Effect of Change	As Adjusted
Total shareholders’ deficit	(118,551)	20,773	(97,778)

Total liabilities and shareholders’ deficit	$350,850	$(649)	$350,201

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Quarter Ended April 3, 2009			Six Fiscal Months Ended April 3, 2009
		Effect of			Effect of
	As Reported	Change	As Adjusted	As Reported	Change	As Adjusted
Interest expense	$5,276	$3,357	$8,633	$10,599	$6,660	$17,259

Loss from continuing operations before income taxes and (loss) gain on equity method investments	(11,608)	(3,357)	(14,965)	(16,010)	(6,660)	(22,670)

Loss from continuing operations before (loss) gain on equity method investments	(11,783)	(3,357)	(15,140)	(16,653)	(6,660)	(23,313)

Loss from continuing operations	(12,618)	(3,357)	(15,975)	(18,334)	(6,660)	(24,994)

Net loss	$(13,756)	$(3,357)	$(17,113)	$(31,445)	$(6,660)	$(38,105)

Net loss per share — basic and diluted	$(0.28)	$(0.06)	$(0.34)	$(0.63)	$(0.14)	$(0.77)
Shares used in basic and diluted per-share computations	49,755	—	49,755	49,706	—	49,706
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Fiscal Months Ended April 3, 2009
		Effect of
	As Reported	Change	As Adjusted
Cash flows from operating activities
Net loss	$(31,445)	$(6,660)	$(38,105)
Debt discount amortization	—	6,895	6,895
Other items, net	1,241	(235)	1,006

Net cash used in operating activities	$(4,091)	$—	$(4,091)

Derivative Financial Instruments — The Company’s derivative financial instruments as of April 2, 2010 principally consisted of the Company’s warrant to purchase 6.1 million shares of Mindspeed Technologies, Inc. (“Mindspeed”) common stock (See Note 5).
The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Supplemental Cash Flow Information — Cash paid for interest was $6.2 million and $7.5 million for the six fiscal months ended April 2, 2010 and April 3, 2009, respectively. Cash paid for income taxes for the six fiscal months ended April 2, 2010 and April 3, 2009 was $2.5 million and $1.3 million, respectively. Non-cash financing activity associated with the equity and debt transactions costs in the six fiscal months ended April 2, 2010 was $0.6 million and $0.6 million, respectively.
Net Income (loss) Per Share — Net income (loss) per share is computed in accordance with the accounting guidance for earnings per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, restricted stock units and shares of stock issuable upon conversion of the Company’s convertible notes. The dilutive effect of stock options and restricted stock units is computed under the treasury stock method, and the dilutive effect of convertible notes is computed using the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net income (loss) per share if their effect would be antidilutive.
The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
Employee stock options and restricted stock units	3,386	5,847	3,649	6,324
4.00% convertible subordinated notes due March 2026	4,676	5,081	4,802	5,081

	8,062	10,928	8,451	11,405

The following potentially dilutive securities have been included in the diluted net income (loss) per share calculations (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
Weighted average shares for basic net income (loss) per share	69,136	49,755	64,579	49,706
Employee stock options and restricted stock units	1,377	—	694	—

Weighted average shares for diluted income (loss) per share	70,513	49,755	65,273	49,706

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
Acquisitions — In the fiscal quarter ended January 2, 2009, the Company acquired certain assets from Analog Devices Inc. (“ADI”) used in the operation of ADI’s Integrated Audio Group (“ADI Audio”) and a license to manufacture and sell certain products related to ADI Audio. The cost of the assets, which included inventory, test equipment and photomasks, was approximately $1.3 million. The cost of the license was $2.5 million, which was paid in four quarterly installments following completion of the acquisition. Payments through April 2, 2010 for the acquired assets totaled $3.8 million. Also, in the fiscal quarter ended April 3, 2009, the Company made a final payment of $1.0 million to Zarlink Semiconductor Inc. (“Zarlink”) as part of the acquisition of Zarlink’s packet switching business in 2006.
Goodwill — In accordance with the accounting guidance for goodwill and other intangible assets, goodwill is not amortized. Instead, goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill is tested annually during the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the second fiscal quarter of 2010, based on current business forecasts, the Company determined there were no indicators of impairment and therefore no interim goodwill impairment analysis was considered necessary for this period.
Recently Adopted Accounting Pronouncements
On October 3, 2009, the Company adopted accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s hypothetical nonconvertible debt borrowing rate. The guidance resulted in the Company recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. The provisions of the accounting guidance were retrospectively applied, and all prior period amounts have been adjusted to apply the new method of accounting.
Effective the first quarter of fiscal 2010, the Company adopted revised accounting guidance for business combinations, which changed its previous accounting practices regarding business combinations. The statement requires a number of changes to the purchase method of accounting for acquisitions, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The impact of this accounting guidance and its relevant updates on the Company’s results of operations or financial position will vary depending on each specific business combination or asset purchase. The Company did not close any business combinations or asset purchases in the second quarter of fiscal 2010.
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
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued revised guidance for the accounting of transfers of financial assets. This guidance improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This accounting guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently assessing the potential impact that adoption of this guidance will have on its financial position and results of operations.
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
4. Fair Value of Certain Financial Assets and Liabilities
In accordance with the accounting guidance for fair value measurements, the following represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of April 2, 2010 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash and cash equivalents	$187,526	$—	$187,526
Marketable securities	10,768	—	10,768
Mindspeed warrant	—	23,254	23,254
Long-term restricted cash	5,703	—	5,703

Total Assets	$203,997	$23,254	$227,251

Level 1 assets consist of the Company’s cash and cash equivalents, and restricted cash and marketable securities with a market value listed from a stock exchange.
Level 2 assets consist of the Company’s warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. See Note 5 for the fair valuation of these warrants.
The Company had no financial assets or liabilities classified as Level 3 as of April 2, 2010.
The fair value of other financial instruments, which consist of the Company’s 4.00% convertible subordinated notes due March 2026 and the Company’s 11.25% senior secured notes due 2015, was $127.3 million (for the 4.00% convertible subordinated notes) and $175 million (for the 11.25% senior secured notes) as of April 2, 2010. The fair value of the 4.00% convertible subordinated notes was calculated using a quoted market price in an active market. The fair value of the 11.25% senior secured notes approximates the carrying value.

5. Supplemental Financial Information
Inventories
Inventories consist of the following (in thousands):

	April 2,	October 2,
	2010	2009
Work-in-process	$6,641	$5,002
Finished goods	2,929	4,214

Total inventories, net	$9,570	$9,216

At April 2, 2010 and October 2, 2009, inventories were net of excess and obsolete inventory reserves of $3.4 million and $6.4 million, respectively.
Intangible Assets
Intangible assets consist of the following (in thousands):

	April 2, 2010			October 2, 2009
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Product licenses	2,400	(821)	1,579	$2,400	$(628)	$1,772
Other intangible assets	6,830	(3,533)	3,297	6,830	(3,045)	3,785

	$9,230	$(4,354)	$4,876	$9,230	$(3,673)	$5,557

Intangible assets are amortized over a weighted-average remaining period of approximately 4.9 years. Annual amortization expense is expected to be as follows (in thousands):

	2010	2011	2012	2013	Thereafter
Amortization expense	$568	$1,137	$1,137	$1,017	$1,017
Assets Held for Sale
In November 2009, the Company committed to a plan for the sale of certain of the Company’s property located on Jamboree Road adjacent to its Newport Beach, California headquarters. The property consists of an approximately 25-acre site, including two leased buildings, certain personal property on the site, and all easements and other intangible rights appurtenant to the property. The cost of the assets classified as held for sale consists of the following (in thousands):

April 2,
2010
Land	$1,662
Land and leasehold improvements, net	307
Buildings, net	5,312
Machinery and equipment, net	268
Site development costs	4,698

$12,247

The Company expects that the sale of these assets will be completed within approximately a one-year time period from the respective periods that they met the criteria for “held for sale accounting.”
Mindspeed Warrant
The Company has a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. At April 2, 2010 and October 2, 2009, the market value of Mindspeed common stock was $8.04 and $3.05 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (expense) income, net each period. At April 2, 2010 and October 2, 2009, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $23.3 million and $5.1 million, respectively. At April 2, 2010, the warrant was valued using the Black-Scholes-Merton model with an expected term of 3.24 years, expected volatility of 96%, a weighted average risk-free interest rate of 1.82% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.

The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.
Debt
Debt consists of the following (in thousands):

	April 2,	October 2,
	2010	2009
4.00% convertible subordinated notes due March 2026, net of debt discount of $6.9 million (1)	$120,817	$—
Accounts receivable financing facility	—	28,653
Current portion of long-term debt	—	61,400

Short-term debt	$120,817	$90,053

Floating rate senior secured notes due November 2010	$—	$61,400
4.00% convertible subordinated notes due March 2026, net of debt discount of $21.4 million (1)	—	228,578
11.25% senior secured notes due March 2015, net of discount of $1,619	173,381	—

Total	173,381	289,978
Less: current portion of long-term debt	—	(61,400)

Long-term debt	$173,381	$228,578

(1)	Amounts reflect the retrospective application of FASB ASC 470-20 adopted effective October 3, 2009 (See Note 3).
11.25% senior secured notes due 2015— In March 2010, the Company issued $175.0 million aggregate principal amount of senior secured notes due 2015 (“senior notes”) that mature on March 15, 2015. The senior notes were sold at 99.06% of the principal amount, resulting in gross proceeds of approximately $173.4 million. Deferred debt offering expenses were approximately $4.9 million, and are being amortized over the term of the debt. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be sold in the United States absent registration or an applicable exemption from registration requirements. The senior notes accrue interest at a rate of 11.25% per annum payable semiannually on March 15 and September 15 of each year, commencing on September 15, 2010. The senior notes mature on March 15, 2015. The obligations under the senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by all of the Company’s existing domestic subsidiaries (except for Conexant CF, LLC and Conexant USA, LLC) and by all of the Company’s future domestic subsidiaries (except for immaterial subsidiaries and receivables financing subsidiaries). Conexant CF, LLC is the Company’s receivables financing subsidiary, and Conexant USA, LLC has no material assets, revenue or operations. In addition, the senior notes and the note guarantees are secured by liens on substantially all of the Company’s and the guarantors’ tangible and intangible property, subject to certain exceptions and permitted liens. On or after March 15, 2013, the Company may redeem all or a part of the senior notes at a price of 105.625% during the remainder of 2013 and 100.00% thereafter plus accrued and unpaid interest, if any, to the applicable redemption date. In addition, at any time prior to March 15, 2013, the Company may, on one or more occasions, redeem all or a part of the senior notes at any time at a redemption price equal to 100% of the principal amount of the senior notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the applicable redemption date. On or after January 1, 2011 until March 15, 2013, the Company may also redeem up to 35% of the original aggregate principal amount of the senior notes, using the proceeds of certain qualified equity offerings, at a redemption price of 111.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the applicable redemption date. If a change of control occurs, the Company must offer to repurchase the senior notes at a repurchase price equal to 101% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date. In addition, certain asset dispositions will be triggering events that may require the Company to use the proceeds from those sales to make an offer to repurchase the senior notes at a repurchase price equal to 100% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date if such proceeds are not otherwise invested in the Company’s business within a specific period of time. The senior notes and the note guarantees rank senior to all of the Company’s and the guarantors’ existing and future subordinated indebtedness, including the convertible notes, but they are structurally subordinated to all existing and future indebtedness and other liabilities (including non-trade payables) of the Company’s non-guarantor subsidiaries.
Floating rate senior secured notes due November 2010 — In December 2009, the Company repurchased all outstanding floating rate senior secured notes due November 2010 at a price of 101% of par and recorded a loss on extinguishment of $0.6 million. The notes were guaranteed by certain of the Company’s U.S. subsidiaries. The guarantee was released on December 22, 2009.
4.00% convertible subordinated notes due March 2026 — In March 2006, the Company issued $200.0 million principal amount of convertible notes and, in May 2006, the initial purchaser of the convertible notes exercised its option to purchase an additional $50.0 million principal amount of the convertible notes. Total proceeds to the Company from these issuances, net of issuance costs, were $243.6 million. The convertible notes are general unsecured obligations of the Company. Interest on the convertible notes is payable in arrears semiannually on each March 1 and September 1, beginning on September 1, 2006. The convertible notes are convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $49.20 per share, subject to adjustment for certain events. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Beginning on March 1, 2011, the convertible notes may be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders may require the Company to repurchase, for cash, all or part of their convertible notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
During the fiscal quarter ended January 1, 2010, the Company exchanged 7.1 million shares of the Company’s common stock for $17.6 million aggregate principal amount of the convertible notes and recorded an extinguishment loss of $0.5 million on the exchange. The Company also paid accrued and unpaid interest in cash on the convertible notes exchanged through the settlement date of the exchange.
During the fiscal quarter ended April 2, 2010, the Company repurchased approximately $104.7 million of its 4.00% convertible subordinated notes due March 2026 by means of a tender offer. The remaining $120.8 million balance of 4.00% convertible subordinated notes, net of unamortized debt discount of $6.9 million, is classified as short term on the Company’s consolidated balance sheets because it is the intention of the Company to repurchase or redeem all of the remaining 4.00% convertible subordinated notes on or before March 1, 2011. Subsequent to April 2, 2010, the Company repurchased approximately $115.2 million of its 4.00% convertible subordinated notes due March 2026 by means of a private purchase, and paid accrued and unpaid interest on the convertible notes through the date of the repurchase. The Company will record an extinguishment loss on this transaction, which is primarily composed of the unamortized debt discount related to the notes repurchased.
Accounts Receivable Financing Facility
On November 29, 2005, the Company established an accounts receivable financing facility whereby it sold, from time to time, certain accounts receivable to Conexant USA, LLC (“Conexant USA”), a special purpose entity that is a consolidated subsidiary of the Company. Under the terms of the Company’s agreements with Conexant USA, the Company retained the responsibility to service and collect accounts receivable sold to Conexant USA and received a weekly fee from Conexant USA for handling administrative matters, which equaled to 1.0%, on a per annum basis, of the uncollected value of the accounts receivable. The Company’s $50.0 million credit facility secured by the assets of Conexant USA expired on November 27, 2009. All amounts owed on the credit facility were repaid as of January 1, 2010.
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
The credit facility is subject to financial covenants including a minimum level of shareholders’ equity covenant, an adjusted quick ratio covenant, and a minimum cash and cash equivalents covenant. Further, any failure by the Company or Conexant CF to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit facility to immediately become due and payable. At April 2, 2010, Conexant CF had not borrowed any amounts under this credit facility.
6. Commitments and Contingencies
Legal Matters
Certain claims have been asserted against the Company, including claims alleging the use of the intellectual property rights of others in certain of the Company’s products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the adjudication of such claims through arbitration or litigation. The outcome of litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably for the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters that are pending or asserted and taking into account the Company’s reserves for such matters, management believes that the disposition of such matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
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
7. Stock-Based Award Plans
The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of April 2, 2010, approximately 9.8 million shares of the Company’s common stock are available for grant under the stock option and long-term incentive plans. Stock options are granted with exercise prices of not less than the fair market value at grant date, generally vest over three to four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.
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
The following weighted average assumptions were used in the estimated grant date fair value calculations for share-based payments:

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
Stock option plans:
Expected dividend yield	—	0%	—	0%
Expected stock price volatility	—	79%	—	77%
Risk free interest rate	—	1.80%	—	2.00%
Average expected life (in years)	—	4.68	—	4.86

Stock purchase plans:
Expected dividend yield	—	0%	—	0%
Expected stock price volatility	94%	74%	94%	74%
Risk free interest rate	0.17%	3.14%	0.17%	3.14%
Average expected life (in years)	0.50	0.50	0.50	0.50
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

A summary of stock option activity is as follows (shares in thousands):

		Weighted
		Average Exercise
	Shares	Price
Outstanding, October 2, 2009	4,210	$23.20
Granted	—	—
Exercised	(30)	0.59
Forfeited	(1,021)	18.40

Outstanding, April 2, 2010	3,159	24.92

Shares vested and expected to vest, April 2, 2010	3,156	24.94

Exercisable, April 2, 2010	2,989	$25.76

At April 2, 2010, of the 3.2 million stock options outstanding, approximately 2.4 million options were held by current employees and directors of the Company, and approximately 0.8 million options were held by employees of former businesses of the Company (i.e., Mindspeed, Skyworks) who remain employed by one of these businesses. At April 2, 2010, stock options outstanding had an aggregate intrinsic value of approximately $0.1 million and a weighted-average remaining contractual term of 2.1 years. At April 2, 2010, exercisable stock options had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 1.9 years. Options exercised during the fiscal quarter ended April 2, 2010 had an intrinsic value of $0.1 million. No options were exercised during the fiscal quarter ended April 3, 2009. At April 2, 2010, the total unrecognized fair value compensation cost related to non-vested stock option awards was $0.4 million, which is expected to be recognized over a remaining weighted average period of approximately one year.
During the fiscal quarter and six fiscal months ended April 2, 2010, the Company recognized stock-based compensation expense of $0.6 million and $1.2 million, respectively, for stock options, in its consolidated statements of operations. During the fiscal quarter and six fiscal months ended April 3, 2009, the Company recognized stock-based compensation expense of $1.7 million and $3.1 million, respectively, for stock options, in its consolidated statements of operations.
Restricted Stock Units
The Company’s long-term incentive plans also provide for the issuance of share-based restricted stock unit (“RSU”) awards to officers and other employees and certain non-employees of the Company. These awards are subject to forfeiture if employment terminates during the prescribed vesting period (generally within one to two years of the date of award). The Company maintains the 2010 Equity Incentive Plan, which was approved by stockholders in February 2010 and under which the Company has reserved 12 million shares for issuance and the 2004 New Hire Equity Incentive Plan, under which it reserved 1.2 million shares for issuance. The 2000 Non-Qualified plan expired in the fiscal quarter ended January 1, 2010 and the Company may not make new awards under that plan after its expiration. All awards granted under these plans are service-based awards. Awards issued under the 2000 Non-Qualified Plan and the 2004 New Hire Equity Incentive Plan are settled in shares of common stock.
A summary of RSU award activity under the Company’s plans is as follows (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding, October 2, 2009	165	$2.82
Granted	3,575	2.87
Vested	(42)	2.80
Forfeited	(88)	2.79

Outstanding, April 2, 2010	3,610	$2.87

During the fiscal quarter and six fiscal months ended April 2, 2010, the Company recognized stock-based compensation expense of $1.3 million and $2.1 million, respectively, related to RSU awards. During the fiscal quarter and six fiscal months ended April 3, 2009, the Company recognized stock-based compensation expense of $0.5 million and $1.4 million, respectively, related to RSU awards. At April 2, 2010, the total unrecognized fair value stock-based compensation cost related to RSU awards was $8.3 million, which is expected to be recognized over a weighted average period of 1.3 years.
Employee Stock Purchase Plan
In the first fiscal quarter of 2010, the Company reinstated the 2001 Employee Stock Purchase Plan (“ESPP”) for eligible domestic employees and the 1999 Non Qualified ESPP for eligible international employees. The first purchase period commenced February 1, 2010. The ESPP allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. Under the ESPP, employees authorize the Company to withhold up to 15% of their compensation for each pay period, up to a maximum annual amount of $25,000, to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 600 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally six months in duration, but may be terminated earlier under certain circumstances.
During the fiscal quarter and six fiscal months ended April 2, 2010, the Company recognized stock-based compensation expense of $40 thousand for stock purchase plans in its consolidated statements of operations. During the fiscal quarter and six fiscal months ended April 3, 2009, the Company recognized stock-based compensation expense of $34 thousand and $0.1 million, respectively, for stock purchase plans in its consolidated statements of operations.
8. Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
Net income (loss)	$10,879	$(17,113)	$19,213	$(38,105)
Other comprehensive income (loss):
Foreign currency translation adjustments	427	(660)	820	(1,755)
Unrealized gains on marketable securities	10,469	664	10,469	650
Unrealized losses on foreign currency forward hedge contracts	—	—	—	(153)
Unrealized losses on interest rate swap contracts	—	(408)	—	(2,592)
Realized loss on impairment of marketable securities	—	—	—	1,986
Realized loss on interest rate swap contracts	—	—	1,728	—
Gains on settlement of foreign currency forward hedge contracts	—	—	—	659

Other comprehensive income (loss)	10,896	(404)	13,017	(1,205)

Comprehensive income (loss)	$21,775	$(17,517)	$32,230	$(39,310)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	April 2,	October 2,
	2010	2009
Unrealized gain on marketable securities	$10,469	$—
Foreign currency translation adjustments	24	(796)
Unrealized losses on derivative instruments	—	(1,728)

Accumulated other comprehensive income (loss)	$10,493	$(2,524)

9. Income Taxes
The Company recorded a tax provision of $0.3 million and $0.1 million for the fiscal quarter and six fiscal months ended April 2, 2010, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. The Company recorded a tax provision of $0.2 million and $0.6 million for the fiscal quarter and six fiscal months ended April 3, 2009, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
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
11. Special Charges
For the fiscal quarter ended April 2, 2010, special credits consisted of $0.2 million for restructuring expense credits primarily related to an adjustment as a result of re-utilization of a portion of a facility. For the six fiscal months ended April 2, 2010, special charges consisted of $0.1 million for restructuring charges primarily related to accretion of lease liability offset by the utilization adjustment in the second fiscal quarter. For the fiscal quarter ended April 3, 2009, special charges consisted primarily of $1.9 million of restructuring charges. For the six fiscal months ended April 3, 2009, special charges primarily consisted of $8.4 million for restructuring charges related to revised sublease assumptions associated with vacated facilities and a $3.7 million charge for a legal settlement.

Restructuring Charges
The Company has implemented a number of cost reduction initiatives since fiscal 2005 to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.
As of April 2, 2010, the Company has remaining restructuring accruals of $38.5 million, of which $0.3 million relates to workforce reductions and $38.2 million relates to facility and other costs. Of the $38.5 million of restructuring accruals at April 2, 2010, $7.2 million is included in other current liabilities and $31.3 million is included in other non-current liabilities in the accompanying consolidated balance sheets. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2010 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. The facility charges were determined in accordance with the accounting guidance for accounting for costs associated with exit or disposal activities. The Company’s accrued liabilities include the net present value of the future lease obligations of $68.9 million, net of contracted sublease income of $16.4 million, and projected sublease income of $14.3 million, and the Company will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operating activities and are not expected to significantly impact the Company’s liquidity. In the six fiscal months ended April 2, 2010, the Company recorded $0.8 million additional restructuring expense, primarily due to accretion of lease liability on restructured facilities. Of this amount, $0.7 million was classified in discontinued operations.
Fiscal 2009 Restructuring Actions — As part of a workforce reduction implemented during fiscal 2009, the Company completed actions that resulted in the elimination of 183 positions worldwide. In relation to these restructuring actions in fiscal 2009, the Company recorded $4.9 million of total charges for the cost of severance benefits for the affected employees, $0.6 million of which were included in discontinued operations related to our BBA business. In the six fiscal months ended April 2, 2010, the Company recorded an adjustment to severance expense of $0.1 million related to the 2009 restructuring action.
Activity and liability balances recorded as part of the fiscal 2009 restructuring actions through April 2, 2010 were as follows (in thousands):

Workforce
Reductions
Charged to costs and expenses	$4,893
Cash payments	(3,311)

Restructuring balance, October 2, 2009	1,582
Charged to costs and expenses	(69)
Cash payments	(1,227)

Restructuring balance, April 2, 2010	$286

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
Restructuring charges in the six fiscal months ended April 2, 2010 related to the fiscal 2008 restructuring actions included $0.1 million of additional facility charges.
Activity and liability balances recorded as part of the fiscal 2008 restructuring actions through April 2, 2010 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$6,254	$1,762	$8,016
Cash payments	(6,161)	(731)	(6,892)

Restructuring balance, October 3, 2008	93	1,031	1,124
Charged to costs and expenses	580	36	616
Reclassification to other current liabilities and other liabilities	—	(127)	(127)
Cash payments	(673)	(876)	(1,549)

Restructuring balance, October 2, 2009	—	64	64
Charged to costs and expenses	—	94	94
Cash payments	—	(44)	(44)

Restructuring balance, April 2, 2010	$—	$114	$114

Fiscal 2007 Restructuring Actions — During fiscal 2007, the Company announced several facility closures and workforce reductions. In total, the Company notified approximately 670 employees of their involuntary termination and recorded $9.5 million of total charges for the cost of severance benefits for the affected employees. Additionally, the Company recorded charges of $2.0 million relating to the consolidation of certain facilities under non-cancelable leases that were vacated. The non-cash facility accruals resulted from the reclassification of deferred gains on the previous sale-leaseback of two facilities totaling $8.0 million in fiscal 2008 and $4.9 million in fiscal 2007. As a result of the Company’s sale of its BMP business unit in fiscal 2008, $2.9 million and $2.2 million incurred in fiscal 2008 and 2007, respectively, related to the fiscal 2007 restructuring actions and were reclassified to discontinued operations in the consolidated statements of operations. The domestic economic downturn experienced during fiscal 2009 resulted in declines in real estate lease rates and adversely impacted the Company’s ability to secure sub-tenants for a facility located in San Diego. These declines resulted in a decrease in estimated future projected sub lease rental income, causing a $14.3 million additional restructuring charge for the facility. The remaining additional facility restructuring charge of $1.8 million is due to accretion of lease liability. The majority of the facility supported the operations of the BMP business sold in August 2008. The additional restructuring charge of $16.1 million was allocated between the BMP business and continuing operations based upon the historical use of the facility. Of the $16.1 million restructuring charge, $10.8 million was included in discontinued operations and $5.3 million was charged to operating expenses.
As a result of the sale of the BBA business, restructuring expenses of $2.7 million, incurred in fiscal 2007, which related to fiscal 2007 restructuring actions, were reclassified to discontinued operations in the consolidated statements of operations.
Restructuring charges in the six fiscal months ended April 2, 2010 related to the fiscal 2007 restructuring actions included $1.1 million of a credit to facility charges due to re-utilization of the facility offset by $0.6 million additional facility charges resulting from accretion of lease liability on restructured facilities. Of these amounts, $0.7 million was classified in discontinued operations because it related to the BMP facility.
Activity and liability balances recorded as part of the fiscal 2007 restructuring actions through April 2, 2010 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$9,477	$2,040	$11,517
Non-cash items	—	4,868	4,868
Cash payments	(5,841)	(268)	(6,109)

Restructuring balance, September 28, 2007	3,636	6,640	10,276
Charged to costs and expenses	11	6,312	6,323
Non-cash items	—	8,039	8,039
Cash payments	(3,631)	(4,309)	(7,940)

Restructuring balance, October 3, 2008	16	16,682	16,698
Charged to costs and expenses	(1)	16,130	16,129
Cash payments	(15)	(5,579)	(5,594)

Restructuring balance, October 2, 2009	—	27,233	27,233
Charged to costs and expenses	—	495	495
Cash payments	—	(2,882)	(2,882)

Restructuring balance, April 2, 2010	$—	$24,846	$24,846

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
Restructuring charges in six fiscal months ended April 2, 2010 related to the fiscal 2006 and 2005 restructuring actions included $0.3 million of additional facility charges due to accretion of lease liability.
Activity and liability balances recorded as part of the fiscal 2006 and fiscal 2005 restructuring actions through April 2, 2010 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, October 1, 2005	$3,609	$25,220	$28,829
Charged to costs and expenses	1,852	1,407	3,259
Reclassification from accrued compensation and benefits and other	1,844	55	1,899
Cash payments	(5,893)	(8,031)	(13,924)

Restructuring balance, September 29, 2006	1,412	18,651	20,063
Reclassification to other current liabilities and other liabilities	—	(2,687)	(2,687)
Charged to costs and expenses	55	559	614
Cash payments	(1,336)	(4,007)	(5,343)

Restructuring balance, September 28, 2007	131	12,516	12,647
Reclassification from other current liabilities and other liabilities	—	3,359	3,359
Charged to costs and expenses	(130)	285	155
Cash payments	(1)	(5,123)	(5,124)

Restructuring balance, October 3, 2008	—	11,037	11,037
Charged to costs and expenses	—	4,989	4,989
Cash payments	—	(2,175)	(2,175)

Restructuring balance, October 2, 2009	—	13,851	13,851
Charged to costs and expenses	—	293	293
Cash payments	—	(906)	(906)

Restructuring balance, April 2, 2010	$—	$13,238	$13,238

12. Other (Income) Expense, net
Other (income) expense, net consists of the following (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
Investment and interest income	$(64)	$(451)	$(120)	$(1,308)
Gain on sale of investments	(3,621)	—	(7,734)	(53)
Loss on extinguishment of secured debt	—	—	614	—
Loss on extinguishment of convertible debt	9,481	—	9,991	—
Other-than-temporary impairment of marketable securities and cost based investments	—	135	—	2,770
Increase in the fair value of derivative instruments	(13,916)	(1,078)	(18,201)	(596)
Other	365	(421)	491	(701)

Other (income) expense, net	$(7,755)	$(1,815)	$(14,959)	$112

Other (income), net during the fiscal quarter ended April 2, 2010 was primarily comprised of a $3.6 million gain on sale of equity investments and a $13.9 million increase in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock, offset by a loss of $9.5 million on extinguishment of convertible debt, which consists of $6.2 million of unamortized debt discount and $3.3 million of transaction costs. Other (income), net during the six fiscal months ended April 2, 2010 was primarily comprised of a $7.7 million gain on sale of equity investments and a $18.2 million increase in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock, offset by a loss of $10.0 million on extinguishment of convertible debt, which consists of $7.6 million of unamortized debt discount, $3.4 million of transaction costs offset by $1.0 million of gain on exchange below par value, and a loss of $0.6 million on extinguishment of secured debt.

Other (income), net during the fiscal quarter ended April 3, 2009 was primarily comprised of investment and interest income on invested cash balances of $0.5 million and a $1.1 million increase in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock, offset by an other-than-temporary impairment of cost based investments of $0.1 million. Other expense, net during the six fiscal months ended April 3, 2009 was primarily comprised of an other-than-temporary impairment of marketable and cost based investments of $2.7 million, offset by investment and interest income on invested cash balances of $1.3 million and a $0.6 million increase in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock.
13. Related Party Transactions
Mindspeed Technologies, Inc.
As of April 2, 2010, the Company holds a warrant to purchase 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share exercisable through June 2013. In addition, two members of the Company’s Board of Directors also serve on the Board of Mindspeed. No significant amounts were due to or receivable from Mindspeed at April 2, 2010 or at October 2, 2009.
Lease Agreement — The Company subleases an office building to Mindspeed. Under the sublease agreement, Mindspeed pays amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. During the fiscal quarter and six fiscal months ended April 2, 2010 and April 3, 2009, the Company recorded income related to the Mindspeed sublease agreement of $0.4 million and $0.8 million, and $0.4 million and $0.8 million, respectively. Additionally, Mindspeed made payments directly to the Company’s landlord totaling $0.9 million and $0.8 million during the fiscal quarters ended April 2, 2010 and April 3, 2009, respectively, and $1.8 million and $1.6 million during the six fiscal months ended April 2, 2010 and April 3, 2009, respectively.
14. Geographic Information
Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
United States	$3,103	$1,449	$5,841	$3,676
Other Americas	1,129	656	2,385	2,146

Total Americas	4,232	2,105	8,226	5,822

China	35,461	28,551	71,211	63,838
Other Asia-Pacific	21,486	12,558	42,541	30,016

Total Asia-Pacific	56,947	41,109	113,752	93,854

Europe, Middle East and Africa	689	751	1,703	1,752

	$61,868	$43,965	$123,681	$101,428

The Company believes that a portion of the products sold to original equipment manufacturers (“OEMs”) and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. One distributor, Sertek Incorporated, accounted for 14% and 22% of net revenues for the fiscal quarter ended April 2, 2010 and April 3, 2009, respectively, and 14% and 19% for the six fiscal months ended April 2, 2010 and April 3, 2009, respectively. Sales to the Company’s twenty largest customers represented approximately 85% and 77% of net revenues for the fiscal quarter ended April 2, 2010 and April 3, 2009, respectively, and 81% and 72% for the six fiscal months ended April 2, 2010 and April 3, 2009, respectively.
Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	April 2,	October 2,
	2010	2009
United States	$22,620	$26,064
India	1,125	1,971
China	960	2,309
Other Asia-Pacific	1,108	610
Europe, Middle East and Africa	4	18

	$25,817	$30,972

     The following have been excluded from long-lived assets by geographic area: Goodwill totaling $109.9 million, Intangible assets totaling $4.9 million and $5.6 million and the Mindspeed warrant totaling $23.3 million and $5.1 million as of April 2, 2010 and October 2, 2009, respectively. These items are located in the United States and disclosed separately.

15. Subsequent Events
Subsequent to April 2, 2010, the Company repurchased approximately $115.2 million of its 4.00% convertible subordinated notes due March 2026 by means of a private purchase, and paid accrued and unpaid interest on the convertible notes through the date of the repurchase. The Company will record an extinguishment loss on this transaction, which is primarily composed of the unamortized debt discount related to the notes repurchased.
The Company has evaluated events subsequent to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Such events were evaluated till the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as other cautionary statements and risks described elsewhere in this Quarterly Report, and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009.
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
We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (“OEMs”) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 25% of our net revenues in the fiscal quarter and six fiscal months ended April 2, 2010, compared to 30% and 28% of our net revenues in the fiscal quarter and six fiscal months ended April 3, 2009, respectively. One distributor, Sertek Incorporated, accounted for 14% and 22% of net revenues for the fiscal quarters ended April 2, 2010 and April 3, 2009, respectively. The same distributor accounted for 14% and 19% of net revenues for the six fiscal months ended April 2, 2010 and April 3, 2009, respectively. Our top 20 customers accounted for approximately 85% and 77% of net revenues for the fiscal quarters ended April 2, 2010 and April 3, 2009, respectively, and 81% and 72% of net revenues for the six fiscal months ended April 2, 2010 and April 3, 2009, respectively. Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe (including the Middle East and Africa) accounted for 7%, 92% and 1%, respectively, of our net revenues for the fiscal quarter ended April 2, 2010 compared to 5%, 93% and 2%, respectively, of our net revenues for the fiscal quarter ended April 3, 2009. Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe (including the Middle East and Africa) accounted for 7%, 92% and 1%, respectively, of our net revenues for the six fiscal months ended April 2, 2010 compared to 6%, 92% and 2%, respectively, of our net revenues for the six fiscal months ended April 3, 2009. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe.
Critical Accounting Policies
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, revenues and expenses during the periods reported, and related disclosures. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 41-46 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009. Management believes that at April 2, 2010, there has been no material change to this information.
Sale of Property
In November 2009, we committed to a plan for the sale of certain of our property located on Jamboree Road adjacent to our Newport Beach, California headquarters. The property consists of an approximately 25-acre site, including two leased buildings, certain personal property on the site, and all easements and other intangible rights appurtenant to the property. We determined that this property met the criteria for “held for sale accounting” in accordance with the accounting guidance for impairment or disposal of long-lived assets and have presented the respective group of assets separately on the face of the consolidated balance sheet as of April 2, 2010. We expect that the sale of these assets will be completed within approximately a one-year time period from the respective periods that they met the criteria for “held for sale accounting.”
Sale of Broadband Access Products Business
On August 24, 2009, we completed the sale of our Broadband Access (“BBA”) business to Ikanos Communications, Inc. (“Ikanos”). Assets sold pursuant to the agreement with Ikanos included, among other things, specified patents, inventory, contracts and tangible assets. Ikanos assumed certain liabilities, including obligations under transferred contracts and certain employee-related liabilities. We also granted to Ikanos a license to use certain of our retained technology assets in connection with Ikanos’ current and future products in certain fields of use, along with a patent license covering certain of our retained patents to make, use, and sell such products (or, in some cases, components of such products). The results of the BBA business have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

Sale of Broadband Media Processing Business
On August 8, 2008, we completed the sale of our Broadband Media Processing (“BMP”) business to NXP B.V. (“NXP”). Pursuant to the asset purchase agreement with NXP, NXP acquired certain assets including, among other things, specified patents, inventory and contracts and assumed certain employee-related liabilities. Pursuant to the agreement, we obtained a license to utilize technology that was sold to NXP and NXP obtained a license to utilize certain intellectual property that we retained. In addition, NXP agreed to provide employment to approximately 700 of our employees at locations in the United States, Europe, Israel, Asia-Pacific and Japan. The results of the BMP business have been reported as discontinued operations in the consolidated statements of operations for all periods presented.
Recent Financing Activities
In March 2010, we raised net proceeds of approximately $60.0 million in a common stock offering and sold $175.0 million of 11.25% senior secured notes due 2015 at a price of 99.06% raising proceeds of $168.4 million, net of expenses of $4.9 million. Also during the fiscal quarter ended April 2, 2010, we repurchased by means of a tender offer approximately $104.7 million of its 4.00% convertible subordinated notes due March 2026. In October 2009, we raised additional net proceeds of approximately $2.6 million from the exercise of the over-allotment option in connection with the September common stock offering.
At April 2, 2010, we had a total of $127.7 million aggregate principal amount of 4.00% convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest. It is our intention to repurchase or redeem the remaining 4.00% convertible subordinated notes on or before March 1, 2011. Subsequent to April 2, 2010, we repurchased approximately $115.2 million of our 4.00% convertible subordinated notes due March 2026 by means of a private purchase, and paid accrued and unpaid interest on the convertible notes through the date of the repurchase. We will record an extinguishment loss on this transaction, which is primarily composed of the unamortized debt discount related to the notes repurchased.
We believe that our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.
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
Our net revenues increased 41% to $61.8 million in the fiscal quarter ended April 2, 2010 from $44.0 million in the fiscal quarter ended April 3, 2009. The increase in net revenues was driven by a 39% increase in unit volume shipments and a 1% increase in average selling prices (“ASPs”). The volume increase between the fiscal quarter ended April 2, 2010 and the fiscal quarter ended April 3, 2009 was driven by the shipment growth of our imaging, audio, and video solutions.
Our net revenues increased 22% to $123.7 million in the six fiscal months ended April 2, 2010 from $101.4 million in the six fiscal months ended April 3, 2009. The increase in net revenues was driven by a 40% increase in unit volume shipments offset by a 13% decrease in average selling price (“ASPs”). The increase in volume was driven by the shipment growth of our imaging, audio, and video solutions, while the decrease in ASPs was attributable to a change in product mix.
We remain focused on capturing market share for the existing products and delivering new solutions for imaging, audio, embedded modem, and video surveillance applications. It also plans to apply core capabilities in analog and mixed-signal design and firmware and software development to capitalize on new opportunities in adjacent markets. Management anticipates, however, that our legacy businesses, which include wireless networking solutions, computer modems, and modems for digital television platforms in Japan will decline rapidly over the next few quarters, masking the growth of the imaging, audio, embedded modem, and video businesses.
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
Our gross margin percentage for the fiscal quarter ended April 2, 2010 was 61% compared with 57% for the fiscal quarter ended April 3, 2009. The four point gross margin percentage increase is attributable to a favorable product mix coupled with lower product costs in the fiscal quarter ended April 2, 2010.
Our gross margin percentage for the six fiscal months ended April 2, 2010 was 61% compared with 57% for the six fiscal months ended April 3, 2009. The four point gross margin percentage increase is attributable to a favorable product mix coupled with lower product costs in the six fiscal months ended April 2, 2010.

We assess the recoverability of our inventories on a quarterly basis through a review of inventory levels in relation to foreseeable demand, generally over the following twelve months. Foreseeable demand is based upon available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories, that at the time of our review, we expect will not be sold. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. Similarly, in the event that actual demand exceeds original projections, gross margins may be favorably impacted in future periods. During the fiscal quarter and six fiscal months ended April 2, 2010, we recorded $0.8 million and $1.1 million, respectively, of net charges for excess and obsolete (“E&O”) inventory. During the fiscal quarter and six fiscal months ended April 3, 2009, we recorded $0.7 million and $1.3 million, respectively, of net charges for E&O inventory. Activity in our E&O inventory reserves for the applicable periods in fiscal 2010 and 2009 was as follows (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
E&O reserves at beginning of period	$4,297	$10,576	$6,392	$12,579
Additions	841	696	1,069	1,315
Release upon sales of product	(615)	(915)	(1,034)	(1,579)
Scrap	(1,245)	(1,313)	(3,136)	(3,026)
Standards adjustments and other	—	150	(13)	(95)

E&O reserves at end of period	$3,278	$9,194	$3,278	$9,194

We review our E&O inventory balances at a product level on a quarterly basis and regularly evaluate the disposition of all E&O inventory products. It is possible that some of these reserved products will be sold, which will benefit our gross margin in the period sold. During the fiscal quarter ended April 2, 2010 and April 3, 2009, we sold $0.6 million and $0.9 million, respectively, of reserved products. During the six fiscal months ended April 2, 2010 and April 3, 2009, we sold $1.0 million and $1.6 million, respectively, of reserved products.
Our products are used by electronics OEMs that have designed our products into equipment. For many of our products, we gain these design wins through a lengthy sales cycle, which often includes providing technical support to the OEM customer. Moreover, once a customer has designed a particular supplier’s components into a product, substituting another supplier’s components often requires substantial design changes, which involve significant cost, time, effort and risk. In the event of the loss of business from existing OEM customers, we may be unable to secure new customers for our existing products without first achieving new design wins. When the quantities of inventory on hand exceed foreseeable demand from existing OEM customers into whose products our products have been designed, we generally will be unable to sell our excess inventories to others, and the estimated realizable value of such inventories to us is generally zero.
On a quarterly basis, we also assess the net realizable value of our inventories. When the estimated ASP, less costs to sell our inventory, falls below our inventory cost, we adjust our inventory to its current estimated market value. During the fiscal quarter ended April 2, 2010 and April 3, 2009, credits to adjust certain products to their estimated market values were immaterial. Increases to the lower of cost or market inventory reserves may be required based upon actual ASPs and changes to our current estimates, which would impact our gross margin percentage in future periods.
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
R&D expense increased $1.3 million, or 10%, in the fiscal quarter ended April 2, 2010 compared to the fiscal quarter ended April 3, 2009. The increase is due to higher compensation and higher project expenses.
R&D expense increased $1.0 million, or 4%, in the six fiscal months ended April 2, 2010 compared to the six fiscal months ended April 3, 2009. The increase is due to higher compensation expenses.
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

SG&A expense decreased $4.4 million, or 26%, in the fiscal quarter ended April 2, 2010 compared to the fiscal quarter ended April 3, 2009. The decrease is primarily due to a 23% decline in SG&A headcount resulting from restructuring measures and other cost cutting efforts.
SG&A expense decreased $9.8 million, or 28%, in the six fiscal months ended April 2, 2010 compared to the six fiscal months ended April 3, 2009. The decrease is primarily due to a 23% decline in SG&A headcount from March 2009 to March 2010, as well as restructuring measures and other cost cutting efforts.
Amortization of Intangible Assets
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average remaining period of approximately 4.9 years.
Amortization expense decreased by $1.1 million, or 79%, in the fiscal quarter ended April 2, 2010 compared to the fiscal quarter ended April 3, 2009. The decrease in amortization expense is primarily attributable to the intangible assets that became fully amortized in fiscal 2009.
Amortization expense decreased $1.2 million, or 63%, in the six fiscal months ended April 2, 2010 compared to the six fiscal months ended April 3, 2009. The decrease in amortization expense is primarily attributable to the intangible assets that became fully amortized in fiscal 2009.
Gain on Sale of Intellectual Property
In October 2008, we sold a portfolio of patents including patents related to its prior wireless networking technology to a third party for cash of $14.5 million, net of costs, and recognized a gain of $12.9 million on the transaction during the fiscal quarter ended January 2, 2009. In accordance with the terms of the agreement with the third party, we retain a cross-license to this portfolio of patents.
Special Charges (Credits)
For the fiscal quarter ended April 2, 2010, special credits primarily consisted of $0.2 million, for net restructuring credits due to re-utilization of a restructured facility offset by accretion of lease liability. For the six fiscal months ended April 2, 2010, special charges of $0.1 million consisted primarily of restructuring charges.
For the fiscal quarter ended April 3, 2009, special charges primarily consisted of $2.0 million of restructuring charges related to workforce reductions implemented during the quarter. For the six fiscal months ended April 3, 2009, special charges of $12.6 million consisted of restructuring charges of $8.4 million and $3.7 million charges for a legal settlement.
Interest Expense
Interest expense decreased $0.9 million, or 10%, in the fiscal quarter ended April 2, 2010 compared to the fiscal quarter ended April 3, 2009. The decrease is primarily attributable to lower debt balances. Interest expense in the fiscal quarters ended April 2, 2010 and April 3, 2009 includes debt discount amortization of $3.4 million and $3.5 million, respectively.
Interest expense for the six fiscal months ended April 2, 2010 compared to the six fiscal months ended April 3, 2009 remained unchanged. Interest expense in the six fiscal months ended April 2, 2010 and April 3, 2009 includes debt discount amortization of $7.0 million and $6.9 million, respectively.
Other (income) expense, net
Other (income) expense, net consists of the following (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
Investment and interest income	$(64)	$(451)	$(120)	$(1,308)
Gain on sale of investments	(3,621)	—	(7,734)	(53)
Loss on extinguishment of secured debt	—	—	614	—
Loss on extinguishment of convertible debt	9,481	—	9,991	—
Other-than-temporary impairment of marketable securities and cost based investments	—	135	—	2,770
Increase in the fair value of derivative instruments	(13,916)	(1,078)	(18,201)	(596)
Other	365	(421)	491	(701)

Other (income) expense, net	$(7,755)	$(1,815)	$(14,959)	$112

Other (income), net during the fiscal quarter ended April 2, 2010 was primarily comprised of a $3.6 million gain on sale of equity investments and a $13.9 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, offset by a loss of $9.5 million on extinguishment of convertible debt, which consists of $6.2 million of unamortized debt discount and $3.3 million of transaction costs. Other (income), net during the six fiscal months ended April 2, 2010 was primarily comprised of a $7.7 million gain on sale of equity investments and a $18.2 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, offset by a loss of $10.0 million on extinguishment of convertible debt, which consists of $7.6 million of unamortized debt discount, $3.4 million of transaction costs offset by $1.0 million of gain on exchange below par value, and a loss of $0.6 million on extinguishment of secured debt.
Other (income), net during the fiscal quarter ended April 3, 2009 was primarily comprised of investment and interest income on invested cash balances of $0.5 million and a $1.1 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock offset by an other-than-temporary impairment of cost based investments of $0.1 million. Other expense, net during the six fiscal months ended April 3, 2009 was primarily comprised of an other-than-temporary impairment of marketable and cost based investments of $2.7 million offset by investment and interest income on invested cash balances of $1.3 million and a $0.6 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock.
Provision for Income Taxes
We recorded a tax provision of $0.3 million and $0.1 million for the fiscal quarter and six fiscal months ended April 2, 2010, primarily reflecting income taxes imposed on our foreign subsidiaries. We recorded a tax provision of $0.2 million and $0.6 million for the fiscal quarter and six fiscal months ended April 3, 2009, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, sales of non-core assets, borrowings and operating cash flow. In addition, we have generated additional liquidity in the past through the sale of equity securities and may from time to time do so in the future.
Our cash and cash equivalents increased $62.1 million between October 2, 2009 and April 2, 2010. The increase was primarily due to (i) the common stock offering and issuance of long-term bonds, net of expenses, of $62.5 million and $168.4 million, respectively, partially offset by the repurchase of our remaining $61.4 million senior secured notes for a price of 101% of par, extinguishment of our convertible debt for $104.7 million and repayment of $29.1 million of our short-term debt; (ii) $11.2 million of cash generated by operations; (iii) $8.5 million of restricted cash released upon repayment of our short-term debt and (iv) $8.0 million of proceeds from sale of marketable securities.
At April 2, 2010, we had a total of $127.7 million aggregate principal amount of 4.00% convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest. It is our intention to repurchase or redeem the remaining 4.00% convertible subordinated notes on or before March 1, 2011. Subsequent to April 2, 2010, we repurchased approximately $115.2 million of our 4.00% convertible subordinated notes due March 2026 by means of a private purchase, and paid accrued and unpaid interest on the convertible notes through the date of the repurchase. The Company will record an extinguishment loss on this transaction, which is primarily composed of the unamortized debt discount related to the notes repurchased.
As further described below, our wholly-owned subsidiary, Conexant CF, LLC, has a $15.0 million credit facility with a bank. We are required to maintain certain minimum amounts on deposit (restricted cash) of approximately $0.8 million with the bank during the term of the credit agreement. As of April 2, 2010, no amounts had been borrowed under this facility.
In March 2010, we raised net proceeds of approximately $60.0 million in a common stock offering and sold $175.0 million of 11.25% senior secured notes due 2015 at a price of 99.06% raising proceeds of $168.4 million, net of expenses of $4.9 million. Also during the fiscal quarter ended April 2, 2010, we repurchased by means of a tender offer approximately $104.7 million of its 4.00% convertible subordinated notes due March 2026. In October 2009, we raised additional net proceeds of approximately $2.6 million from the exercise of the over-allotment option in connection with the September common stock offering.
We believes that its existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund its operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.
Cash flows are as follows (in thousands):

	Six Fiscal Months Ended
	April 2,	April 3,
	2010	2009
Net cash provided by (used in) operating activities	$11,219	$(4,091)
Net cash provided by investing activities	15,777	19,923
Net cash provided by (used in) financing activities	35,145	(11,444)

Net increase (decrease) in cash and cash equivalents	$62,141	$4,388

Cash provided by operating activities was $11.2 million for the six fiscal months ended April 2, 2010 compared to cash used in operations of $4.1 million for the six fiscal months ended April 3, 2009. The increase in cash generated by operating activities was primarily driven by $19.2 million in net income adjusted for non-cash items offset by a decrease in working capital of $6.8 million.

Cash provided by investing activities was $15.8 million for the six fiscal months ended April 2, 2010 compared to cash provided by investing activities of $19.9 million for the six fiscal months ended April 3, 2009. In the six fiscal months ended April 2, 2010, $8.5 million of restricted cash was released associated with our repayment of short-term debt and we generated $8.0 million proceeds from the sale of marketable securities. Cash provided by investing activities in the six fiscal months ended April 3, 2009 was primarily due to $14.5 million proceeds from sale of intellectual property and $9.3 million of restricted cash released.
Cash provided by financing activities was $35.1 million for the six fiscal months ended April 2, 2010 compared to $11.4 million used in financing activities for the six fiscal months ended April 3, 2009. In the six fiscal months ended April 2, 2010, we issued common stock and long-term bonds, net of expenses, of $62.5 million and $168.4 million, respectively, partially offset by the repurchase of our remaining $61.4 million senior secured notes for a price of 101% of par, the repurchase of our convertible debt for $104.7 million and the repayment of $28.7 million of our short-term debt. Cash used in investing activities in the six fiscal months ended April 3, 2009 was primarily due to net repayments of short-term debt.
Contractual Obligations
There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 2, 2009. For a summary of the contractual commitments at October 2, 2009, see Part II, Item 7, page 37 in our 2009 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with our spin-off from Rockwell, we assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with our contribution of certain of our manufacturing operations to Jazz, we agreed to indemnify Jazz for certain environmental matters and other customary divestiture-related matters. In connection with our sale of the BMP business to NXP, we agreed to indemnify NXP for certain claims related to the transaction. In connection with the sales of our products, we provide intellectual property indemnities to our customers. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware.
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
We have other outstanding letters of credit collateralized by restricted cash aggregating $5.7 million to secure various long-term operating leases and our self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.
Special Purpose Entities
We have two special purpose entities, Conexant USA, LLC (“Conexant USA”), and Conexant CF, LLC (“Conexant CF”) who are our wholly-owned, consolidated subsidiaries. Neither Conexant USA nor Conexant CF is permitted, nor may its assets be used, to guarantee or satisfy any of our obligations or those of our subsidiaries.
On November 29, 2005, we established an accounts receivable financing facility whereby we sold, from time to time, certain accounts receivable to Conexant USA. Under the terms of our agreements with Conexant USA, we retained the responsibility to service and collect accounts receivable sold to Conexant USA and received a weekly fee from Conexant USA for handling administrative matters that equaled 1.0%, on a per annum basis, of the uncollected value of the accounts receivable. Our $50.0 million credit facility secured by the assets of Conexant USA expired on November 27, 2009. All amounts owed on the credit facility were repaid as of January 1, 2010.
On December 22, 2009, we established a new accounts receivable financing facility whereby it sells, from time to time, certain accounts receivable to Conexant CF. Under the terms of our agreements with Conexant CF, we retain the responsibility to service and collect accounts receivable sold to Conexant CF and receive a weekly fee from Conexant CF for handling administrative matters which is equal to 1.0%, on a per annum basis, of the uncollected value of the purchased accounts receivable.
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

The credit facility is subject to financial covenants including a minimum level of shareholders’ equity covenant, an adjusted quick ratio covenant, and a minimum cash and cash equivalents covenant. Further, any failure by us or Conexant CF to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit facility to immediately become due and payable. At April 2, 2010, Conexant CF had not borrowed any amounts under this credit facility and was in compliance with all covenants under the credit facility.
Recently Issued and Adopted Accounting Pronouncements
See Note 3—Basis of Presentation and Significant Accounting Policies to the consolidated financial statements in Part I, Item 1 for information related to recently issued and adopted accounting pronouncements.

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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of April 2, 2010, the carrying value of our cash and cash equivalents approximated fair value.
Other equity securities include marketable securities with a market value listed from a stock exchange as of April 2, 2010. We hold a warrant to purchase 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed common stock. As of April 2, 2010, a 10% decrease in the market price of Mindspeed common stock would result in a decrease of $3.1 million in the fair value of this warrant. At April 2, 2010, the market price of Mindspeed common stock was $8.04 per share. During the fiscal quarter ended April 2, 2010, the market price of Mindspeed common stock ranged from a low of $4.65 per share to a high of $8.79 per share.
Our short-term debt consists of 4.00% convertible subordinated notes with interest at fixed rates. The fair value of our 4.00% convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.
The following table shows the fair values of our financial instruments as of April 2, 2010 (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$187,526	$187,526
Other equity securities	13,879	13,879
Mindspeed warrant	23,254	23,254
Long-term restricted cash	5,703	5,703
Short-term debt: convertible subordinated notes	127,708	127,282
Long-term debt: Senior Secured Notes	175,000	175,000
Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future. At April 2, 2010, we did not have any foreign currency forward exchange contracts outstanding.
Approximately $9.2 million of our $187.5 million of cash and cash equivalents at April 2, 2010 was located in foreign countries where we conduct business, including approximately $3.3 million in India and $1.9 million in China. These amounts are not freely available for dividend repatriation to the United States without the imposition and payment, where applicable, of local taxes. Further, the repatriation of these funds is subject to compliance with applicable local government laws and regulations, and in some cases, requires governmental consent, including in India and China. Our inability to repatriate these funds quickly and without any required governmental consents may limit the resources available to us to fund our operations in the United States and other locations or to pay indebtedness.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
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
We have updated the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended October 2, 2009, as set forth below. Other than the addition of the first risk factor below, the addition of our risk factor regarding our Mindspeed warrant, the deletion of a risk factor regarding the refinancing of our indebtedness and the deletion of a risk factor regarding the dilutive effect of the issuance of equity securities by us, we do not believe any of the updates constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended October 2, 2009.
References in this section to our fiscal year refer to the fiscal year ending on the Friday nearest September 30 of each year.
Our operating and financial flexibility is limited by the terms of the agreement governing our accounts receivable financing facility and the terms of the indenture governing our senior secured notes due in 2015.
The agreement governing our accounts receivable financing facility and the indenture governing our senior secured notes due in 2015 contain financial and other covenants that may limit our ability to take, or prevent us from taking certain actions that we believe are in the best interests of our business and our stockholders. For example, the indenture governing our senior secured notes contains covenants that restrict, subject to certain exceptions, our ability and the ability of our subsidiaries who are guarantors of our senior secured notes to incur or guarantee additional indebtedness or issue certain redeemable or preferred stock; repurchase capital stock; pay dividends on or make other distributions in respect of our capital stock or make other restricted payments; make certain investments; create liens; redeem junior debt; sell certain assets; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain types of transactions with affiliates; and enter into sale-leaseback transactions. In addition, we are required to use the proceeds of certain asset dispositions to offer to repurchase our senior secured notes if we do not use the proceeds within 360 days to invest in assets (other than current assets) to be used in our business; and this requirement limits our ability to use asset sale proceeds to fund our operations. The restrictions imposed by the agreement governing our accounts receivable financing facility and the indenture governing our senior secured notes may prevent us from taking actions that could help to grow our business or increase the value of our securities.
We are a much smaller company than in the recent past and dependent on fewer products for our success.
We are a much smaller company than in the recent past with a narrower, less diversified and more focused portfolio of products. Our smaller size could cause our cash flow and growth prospects to be more volatile and make us more vulnerable to focused competition. As a smaller company, we will have less capital available for research and development and for strategic investments and acquisitions. As a smaller company, we will be subject to greater revenue fluctuations if our older product lines sales were to decline faster than we anticipate. We could also face greater challenges in satisfying or refinancing our debt obligations as they become due. In addition, we may not be able to appropriately restructure our supporting functions to fit the needs of a smaller company.
We are subject to the risks of doing business internationally.
For the fiscal quarters ended April 2, 2010 and April 3, 2009, net revenues from customers located outside of the United States (“U.S.”), primarily in the Asia-Pacific region, represented approximately 95% and 97%, respectively, of our total net revenues. For the six fiscal months ended April 2, 2010 and April 3, 2009, net revenues from customers located outside of the U.S., primarily in the Asia-Pacific region, represented approximately 95% and 96%, respectively, of our total net revenues. In addition, many of our key suppliers are located outside of the U.S. Our international operations consist of research and development, sales offices, and other general and administrative functions. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:
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
Approximately $9.2 million of our $187.5 million of cash and cash equivalents at April 2, 2010 was located in foreign countries where we conduct business, including approximately $3.3 million in India and $1.9 million in China. These amounts are not freely available for dividend repatriation to the U.S. without the imposition and payment, where applicable, of local taxes. Further, the repatriation of these funds is subject to compliance with applicable local government laws and regulations, and in some cases, requires governmental consent, including in India and China. Our inability to repatriate these funds quickly and without any required governmental consents may limit the resources available to us to fund our operations in the U.S. and other locations or to pay indebtedness.
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
Further, because most of our international sales are currently denominated in U.S. dollars, our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies. From time to time, we may enter into foreign currency forward exchange contracts to minimize risk of loss from currency exchange rate fluctuations for foreign currency commitments entered into during the ordinary course of business. We have not entered into foreign currency forward exchange contracts for other purposes. As of April 2, 2010, we did not have any outstanding foreign currency forward exchange contracts. Our financial condition and results of operations could be affected (adversely or favorably) by currency fluctuations.
We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 25% and 30% of our net revenues in the fiscal quarters ended April 2, 2010 and April 3, 2009, respectively, and 25% and 28% in the six fiscal months ended April 2, 2010 and April 3, 2009, respectively. . Our arrangements with these distributors are terminable at any time, and the loss of these arrangements could have an adverse effect on our operating results.
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
We own or lease a significant amount of space in which we do not conduct operations, and doing so exposes us to the financial risks of default by our tenants and subtenants and expenses related to carrying vacant property.
As a result of our various reorganization and restructuring related activities, we lease or own a number of domestic facilities in which we do not operate. At April 2, 2010, we had 554,000 square feet of leased space and 456,000 square feet of owned space, of which approximately 89% was being subleased to third parties and 11% was vacant and offered for sublease. Included in these amounts are 389,000 square feet of owned space in Newport Beach, California that we have leased to TowerJazz and 126,000 square feet of leased space in Newport Beach, California that we have subleased to Mindspeed. As of April 2, 2010, the aggregate amount owed to landlords under space we lease but do not operate over the remaining terms of the leases was approximately $68.9 million and, of this amount, subtenants had lease obligations to us in the aggregate amount of $16.4 million. The space we have subleased to others is, in some cases, at rates less than the amounts we are required to pay landlords and, of the aggregate obligations we had to landlords for unused space at April 2, 2010, approximately $14.3 million was attributable to space we were attempting to sublease. In the event one or more of our subtenants fails to make lease payments to us or otherwise defaults on their obligations to us, we could incur substantial unanticipated payment obligations to landlords. In addition, in the event tenants of space we own fail to make lease payments to us or otherwise default on their obligations to us, we could be required to seek new tenants and we cannot assure you that our efforts to do so would be successful or that the rates at which we could do so would be attractive. In the event our estimates regarding our ability to sublet our available space are incorrect, we would be required to adjust our restructuring reserves, which could have a material impact on our financial results in the future.
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
We have historically incurred substantial losses and may incur additional future losses.
Our loss from continuing operations for the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007 was $40.5 million, $12.7 million, and $179.3 million, respectively. These results have had a negative impact on our financial condition and operating cash flows. We cannot assure you that our business will be profitable or that we will not incur additional substantial losses in the future. Additional operating losses or lower than expected product sales will adversely affect our cash flow and financial condition and could impair our ability to satisfy our indebtedness obligations as such obligations come due.
The value of our warrant to purchase 6.1 million shares of Mindspeed common stock is subject to material increases and decreases in value based on factors beyond our control.
We have a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. At April 2, 2010 and October 2, 2009, the market value of Mindspeed common stock was $8.04 and $3.05 per share, respectively. We account for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (expense) income, net each period. At April 2, 2010 and October 2, 2009, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $23.3 million and $5.1 million, respectively. At April 2, 2010, the warrant was valued using the Black-Scholes-Merton model with an expected term of 3.24 years, expected volatility of 96%, a weighted average risk-free interest rate of 1.82% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying consolidated balance sheets because we do not intend to liquidate any portion of the warrant in the next twelve months. At April 2, 2010 and October 2, 2009, the value of the warrant represented 5% and 1%, respectively, of total assets.
The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately realize amounts significantly different than the carrying value.
Our ability to use our net operating losses (“NOLs”) and other tax attributes to offset future taxable income could be limited by an ownership change and/or decisions by California and other states to suspend the use of NOLs.
We have significant NOLs, research and development (“R&D”) tax credits, capitalized R&D and amortizable goodwill available to offset our future U.S. federal and state taxable income. A significant amount of our NOLs were acquired in the acquisition of certain of our subsidiaries. Those NOLs are subject to limitations imposed by Section 382 of the Internal Revenue Code (and applicable state law). In addition, our ability to utilize any of our NOLs and other tax attributes may be subject to significant limitations under Section 382 of the Internal Revenue Code (and applicable state law) if we undergo an ownership change. An ownership change occurs for purposes of Section 382 of the Internal Revenue Code if, among other things, 5% stockholders (i.e., stockholders who own or have owned 5% or more of our stock (with certain groups of less-than-5% stockholders treated as single stockholders for this purpose)) increase their aggregate percentage ownership of our common stock by more than fifty percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant testing period. An issuance of our common stock in connection with or as part of an exchange offer for our debt securities or any other issuance of our common stock can also contribute to or result in an ownership change under Section 382. Stock ownership for purposes of Section 382 of the Internal Revenue Code is determined under a complex set of attribution rules, so that a person is treated as owning stock directly, indirectly (i.e., through certain entities) and constructively (through certain related persons and certain unrelated persons acting as a group). In the event of an ownership change, Section 382 imposes an annual limitation (based upon our value at the time of the ownership change, as determined under Section 382 of the Internal Revenue Code) on the amount of taxable income a corporation may offset with NOLs. If we undergo an ownership change, Section 383 would also limit our ability to use R&D tax credits. In addition, if the tax basis of our assets exceeded the fair market value of our assets at the time of the ownership change, Section 382 could also limit our ability to use amortization of capitalized R&D and goodwill to offset taxable income for the first five years following an ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. As a result, our inability to utilize these NOLs, credits or amortization as a result of any ownership changes could adversely impact our operating results and financial condition.
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
At April 2, 2010, we had $109.9 million of goodwill and $4.9 million of intangible assets, net, which together represented approximately 27% of our total assets. In periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. If our market capitalization drops below our book value for a prolonged period of time, our assumptions regarding our future operating performance change or other indicators of impairment are present, we may be required to write-down the value of our goodwill and acquisition-related intangible assets by taking a charge against earnings.
Our remaining goodwill is associated with our business. Goodwill is tested at the reporting unit level annually in the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the fourth fiscal quarter of 2009, we determined that the fair value of our business was greater than its carrying value and therefore there was no impairment of goodwill as of October 2, 2009. There were no indicators of impairment requiring testing during the fiscal quarter ended April 2, 2010. Because of the significance of our remaining goodwill and intangible asset balances, any future impairment of these assets could have a material adverse effect on our financial condition and results of operations, although, as a charge, it would have no effect on our cash flow. Significant impairments may also impact shareholders’ equity (deficit).
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
Sales to our 20 largest customers, including distributors, represented approximately 85% and 77% of our net revenues in the fiscal quarters ended April 2, 2010 and April 3, 2009, respectively, and approximately 81% and 72% of our net revenues in the six fiscal months ended April 2, 2010 and April 3, 2009, respectively. Sales to our 20 largest customers, including distributors, represented approximately 87%, 83% and 82% of our net revenues in the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007, respectively. For the fiscal quarters ended April 2, 2010 and April 3, 2009, one distributor accounted for 14% and 22%, respectively, of our net revenues. For the six fiscal months ended April 2, 2010 and April 3, 2009, one distributor accounted for 14% and 19%, respectively, of our net revenues. For each of the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007, one distributor accounted for 23% of our net revenues. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:
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
The demand for our products can change quickly and in ways we may not anticipate because the markets we operate in generally exhibit the following characteristics:
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
The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their patents and technologies. Any litigation to determine the validity of claims that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling we could be required to:
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
If OEMs of electronics products do not design our products into their equipment, we will be unable to sell those products. Moreover, a design win from a customer does not guarantee future sales to that customer.
Our products are components of other products. As a result, we rely on OEMs of electronics products to select our products from among alternative offerings to be designed into their equipment. We may be unable to achieve these “design wins.” Without design wins from OEMs, we would be unable to sell our products. Once an OEM designs another supplier’s semiconductors into one of its product platforms, it will be more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer and we may be unable to convert design wins into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products if, for example, it or its own products are not commercially successful.
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 25% and 30% of our net revenues in the fiscal quarters ended April 2, 2010 and April 3, 2009, respectively, and 25% and 28% in the six fiscal months ended April 2, 2010 and April 3, 2009, respectively . Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other suppliers’ products and may not sell our products as quickly as forecasted, which may impact the distributors’ future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.
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
We use a significant amount of intellectual property in our business. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies and processes. At times, we incorporate intellectual property licensed from our customers and other third parties into our designs, and we have obligations with respect to the non-use and non-disclosure of their intellectual property. In the past, we have engaged in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We may engage in future litigation on similar grounds, which may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. We cannot assure you that:
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
A significant portion of our intellectual property rights is located in foreign jurisdictions. Because of the differences in foreign patent, trademark and other laws concerning proprietary rights, our intellectual property rights frequently do not receive the same degree of protection in foreign jurisdictions as they would in the U.S. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.
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
The price of our common stock may fluctuate significantly, which may make it difficult for you to resell your common stock when you want or at prices you find attractive.
The price of our common stock is volatile and may fluctuate significantly. For example, since September 29, 2007, the price of our stock has ranged from a high of $14.80 per share to a low of $0.26 per share. We cannot assure you as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. In addition to the matters discussed in other risk factors included herein, some of the reasons for fluctuations in our stock price could include:
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

ITEM 5.	OTHER INFORMATION
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following is a tabulation of the votes on proposals considered at our Annual Meeting of Stockholders held on February 18, 2010 via the Internet:
1. To elect three members of the Board of Directors of the Company with terms expiring at the 2013 Annual Meeting of Stockholders.

	For	Withheld
William E. Bendush	22,399,455	1,859,057
Balakrishnan S. Iyer	21,078,162	3,180,350
Jerre L. Stead	13,489,297	10,769,215
Broker non-vote	26,805,428
2. To approve the Amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized common shares.

Shares (#)
For	33,496,208
Against	17,305,860
Abstain	261,869
Broker non-vote	N/A
3. To approve the 2010 Equity Incentive Plan.

Shares (#)
For	19,640,255
Against	4,254,362
Abstain	363,892
Broker non-vote	26,805,428
4. To ratify the appointment by the Audit Committee of the Board of Directors of the accounting firm of Deloitte & Touche LLP as independent auditors for the Company for the current fiscal year.

Shares (#)
For	49,643,613
Against	1,027,476
Abstain	392,848
Broker non-vote	N/A

ITEM 6.	EXHIBITS

Exhibit
No.	Description

1.1	Underwriting Agreement, dated March 4, 2010, between Conexant Systems, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 5, 2010).

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Conexant Systems, Inc., as filed with the Secretary of State of the State of Delaware on February 19, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2010).

Exhibit
No.	Description

3.2	Bylaws of Conexant Systems, Inc., as of December 18, 2009 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 24, 2009).

4.1	Indenture, dated March 10, 2010, among Conexant Systems, Inc., the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 11, 2010).

4.2	Blanket Lien Pledge and Security Agreement, dated March 10, 2010, among Conexant Systems, Inc., the grantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Collateral Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 11, 2010).

10.1*	Conexant Systems, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 22, 2010).

10.1.1*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2010 Equity Incentive Plan.

10.1.2*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (for Directors) under the Conexant Systems, Inc. 2010 Equity Incentive Plan.

10.1.3*	Form of Stock Option Award Grant Notice and Stock Option Agreement under the Conexant Systems, Inc. 2010 Equity Incentive Plan.

10.2*	Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan, as amended.

10.3*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan.

10.3.1*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (for Directors) under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan.

10.4*	Conexant Systems, Inc. 2001 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed on March 1, 2010).

10.5	Amendment No. 1 to Loan and Security Agreement, dated March 3, 2010, by and between Conexant CF, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2010).

10.6	Purchase and Sale Agreement and Joint Escrow Instructions, dated January 12, 2010, by and between Conexant Systems, Inc. and City Ventures, LLC.

10.6.1	Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated February 1, 2010, by and between Conexant Systems, Inc. and City Ventures, LLC.

10.6.2	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated February 19, 2010, by and between Conexant Systems, Inc. and City Ventures, LLC.

10.6.3	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated February 26, 2010, by and between Conexant Systems, Inc. and City Ventures, LLC.

10.6.4	Fourth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated March 12, 2010, by and between Conexant Systems, Inc. and City Ventures, LLC.

10.6.5	Letter, dated March 24, 2010, concerning termination of Purchase and Sale Agreement and Joint Escrow Instructions from City Ventures, LLC to Conexant Systems, Inc.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)
Date: May 7, 2010	By	/s/ JEAN HU
Jean Hu
Chief Financial Officer, Treasurer and Senior Vice President, Business Development (principal financial officer)

EXHIBIT INDEX

Exhibit
No.	Description

1.1	Underwriting Agreement, dated March 4, 2010, between Conexant Systems, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 5, 2010).

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Conexant Systems, Inc., as filed with the Secretary of State of the State of Delaware on February 19, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2010).

3.2	Bylaws of Conexant Systems, Inc., as of December 18, 2009 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 24, 2009).

4.1	Indenture, dated March 10, 2010, among Conexant Systems, Inc., the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 11, 2010).

4.2	Blanket Lien Pledge and Security Agreement, dated March 10, 2010, among Conexant Systems, Inc., the grantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Collateral Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 11, 2010).

10.1*	Conexant Systems, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 22, 2010).

10.1.1*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2010 Equity Incentive Plan.

10.1.2*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (for Directors) under the Conexant Systems, Inc. 2010 Equity Incentive Plan.

10.1.3*	Form of Stock Option Award Grant Notice and Stock Option Agreement under the Conexant Systems, Inc. 2010 Equity Incentive Plan.

10.2*	Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan, as amended.

10.3*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan.

10.3.1*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (for Directors) under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan.

10.4*	Conexant Systems, Inc. 2001 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed on March 1, 2010).

10.5	Amendment No. 1 to Loan and Security Agreement, dated March 3, 2010, by and between Conexant CF, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2010).

10.6	Purchase and Sale Agreement and Joint Escrow Instructions, dated January 12, 2010, by and between Conexant Systems, Inc. and City Ventures, LLC.

10.6.1	Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated February 1, 2010, by and between Conexant Systems, Inc. and City Ventures, LLC.

10.6.2	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated February 19, 2010, by and between Conexant Systems, Inc. and City Ventures, LLC.

10.6.3	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated February 26, 2010, by and between Conexant Systems, Inc. and City Ventures, LLC.

Exhibit
No.	Description

10.6.4	Fourth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated March 12, 2010, by and between Conexant Systems, Inc. and City Ventures, LLC.

10.6.5	Letter, dated March 24, 2010, concerning termination of Purchase and Sale Agreement and Joint Escrow Instructions from City Ventures, LLC to Conexant Systems, Inc.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.