Form 10-Q
period 2010-07-02
CONEXANT SYSTEMS INC
filed 2010-08-03
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of August 2, 2010, there were 81,269,042 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, the negatives of such expressions, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	our expectations regarding the market share of our products, growth in the markets we serve and our market opportunities;

•	our expectations regarding price and product competition;

•	continued demand and future growth in demand for our products in the communications, PC and consumer markets we serve;

•	our expectations regarding the declines in our legacy products;

•	our plans and expectations regarding the transition of our semiconductor products to smaller line width geometries;

•	our expectation that we will be able to sustain the recoverability of our goodwill, intangible and tangible long-term assets;

•	our product development plans;

•	our expectations regarding the sale of our real property in Newport Beach;

•	our expectation that our largest customers will continue to account for a substantial portion of our revenue;

•	our expectations regarding our contractual obligations and commitments;

•	our expectation that we will be able to protect our products and services with proprietary technology and intellectual property protection;

•	our expectation that we will be able to meet our lease obligations (and other financial commitments);

•	our expectations, subject to the qualifications expressed, regarding the sufficiency of our existing sources of liquidity, together with cash expected to be generated from operations, to fund our operations, research and development, anticipated capital expenditures, and working capital for at least the next twelve months;

•	our expectation that we will be able to continue to rely on third party manufacturers to manufacture, assemble and test our products to meet our customers’ demands; and

•	our expectations that we will be able to use our net operating losses and other tax attributes to offset future taxable income.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value amount)

	July 2,	October 2,
	2010	2009 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,798	$125,385
Marketable securities	23,345	—
Restricted cash	—	8,500
Receivables, net of allowances of $419 and $453 at July 2, 2010 and October 2, 2009, respectively	36,226	30,110
Inventories, net	9,314	9,216
Other current assets	21,651	26,148
Assets held for sale	12,481	—

Total current assets	148,815	199,359

Property, plant and equipment, net of accumulated depreciation of $31,390 and $70,139 at July 2, 2010 and October 2, 2009, respectively	6,397	15,299
Goodwill	109,908	109,908
Other assets	40,869	25,635

Total assets	$305,989	$350,201

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$61,400
Short-term debt	10,836	28,653
Accounts payable	15,989	24,553
Accrued compensation and benefits	6,575	8,728
Other current liabilities	35,179	33,978

Total current liabilities	68,579	157,312

Long-term debt	173,462	228,578
Other liabilities	60,451	62,089

Total liabilities	302,492	447,979
Commitments and contingencies (Note 6)

Shareholders’ equity (deficit):
Preferred and junior preferred stock: 20,000 and 5,000 shares authorized, respectively	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 81,208 and 56,917 shares issued and outstanding at July 2, 2010 and October 2, 2009, respectively	813	570
Additional paid-in capital	4,917,855	4,833,919
Accumulated deficit	(4,917,983)	(4,929,743)
Accumulated other comprehensive income (loss)	2,812	(2,524)

Total shareholders’ equity (deficit)	3,497	(97,778)

Total liabilities and shareholders’ equity	$305,989	$350,201

(1)	Amounts reflect the retrospective application of the accounting guidance for convertible debt instruments adopted effective October 3, 2009 (See Note 3).
See accompanying notes to consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009 (1)	2010	2009 (1)

Net revenues	$60,730	$50,844	$184,411	$152,272
Cost of goods sold	23,645	20,533	71,936	64,409

Gross margin	37,085	30,311	112,475	87,863

Operating expenses:
Research and development	14,569	12,450	41,914	38,783
Selling, general and administrative	11,647	14,813	36,730	49,739
Amortization of intangible assets	285	690	965	2,547
Gain on sale of intellectual property	—	—	—	(12,858)
Special charges	723	1,060	859	13,653

Total operating expenses	27,224	29,013	80,468	91,864

Operating income (loss)	9,861	1,298	32,007	(4,001)
Interest expense	7,159	8,449	24,437	25,708
Other expense (income), net	9,248	(3,567)	(5,711)	(3,455)

(Loss) income from continuing operations before income taxes and (loss) income on equity method investments	(6,546)	(3,584)	13,281	(26,254)
Income tax provision	322	176	423	819

(Loss) income from continuing operations before loss on equity method investments	(6,868)	(3,760)	12,858	(27,073)
Loss on equity method investments	(130)	(485)	(375)	(2,166)

(Loss) income from continuing operations	(6,998)	(4,245)	12,483	(29,239)
(Loss) income from discontinued operations, net of tax	(455)	3,557	(723)	(9,554)

Net (loss) income	$(7,453)	$(688)	$11,760	$(38,793)

(Loss) income per share from continuing operations — basic and diluted	$(0.09)	$(0.08)	$0.18	$(0.59)

(Loss) income per share from discontinued operations — basic and diluted	$0.00	$0.07	$(0.01)	$(0.19)

Net (loss) income per share — basic and diluted	$(0.09)	$(0.01)	$0.17	$(0.78)

Shares used in basic per-share computations	81,200	49,867	70,120	49,760

Shares used in diluted per-share computations	81,200	49,867	70,964	49,760

(1)	Amounts reflect the retrospective application of the accounting guidance for convertible debt instruments adopted effective October 3, 2009 (See Note 3).
See accompanying notes to consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Fiscal Months Ended
	July 2,	July 3,
	2010	2009 (1)
Operating activities:
Net income (loss)	$11,760	$(38,793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,646	6,595
Amortization of intangible assets	965	6,967
Reversal of provision for bad debts, net	(34)	(225)
Charges for inventory provisions, net	83	46
Amortization of debt discount	7,785	10,426
Deferred income taxes	54	(94)
Stock-based compensation	5,025	5,359
Increase in fair value of derivative instruments	(11,353)	(1,256)
Losses on equity method investments	1,229	3,046
Other-than-temporary impairment of marketable securities	—	2,635
Other-than-temporary impairment of cost method investments	—	135
Loss on termination of swap	1,728	—
Loss on extinguishment of debt	18,581	—
Net gain on sale of marketable securities	(12,911)	(1,856)
Gain on resolution of pre-acquisition contingency	—	(1,054)
Gain on sale of intellectual property	—	(12,858)
Other items, net	(1,386)	1,422
Changes in assets and liabilities:
Receivables	(6,082)	8,634
Inventories	(181)	18,009
Accounts payable	(9,405)	(7,808)
Accrued expenses and other current liabilities	(327)	(15,435)
Other, net	(1,896)	16,787

Net cash provided by operating activities	6,280	682
Investing activities:
Purchases of property, plant and equipment	(836)	(555)
Proceeds from sale of property, plant and equipment	741	—
Proceeds from resolution of pre-acquisition contingency	—	2,186
Payments for acquisitions	(625)	(3,578)
Proceeds from sales of marketable securities	88,634	2,310
Purchases of marketable securities	(95,334)	—
Release of restricted cash	8,500	12,570
Proceeds from sale of intellectual property, net of expenses of $132	—	14,548

Net cash provided by investing activities	1,080	27,481
Financing activities:
Net repayments of short-term debt, including debt costs of $483 and $901	(29,136)	(10,279)
Extinguishment of debt, including costs of $3,445	(288,747)	—
Proceeds from common stock offerings, net of expenses of $4,881 and $0	62,510	28
Proceeds from issuance of senior secured notes, net of expenses of $4,918	168,442	—
Proceeds from issuance of common stock under employee stock plans	19	—
Repurchase of shares upon exercise of employee stock awards	(35)	—
Interest rate swap security deposit	—	(437)
Repayment of shareholder note receivable	—	36

Net cash used in financing activities	(86,947)	(10,652)

Net (decrease) increase in cash and cash equivalents	(79,587)	17,511
Cash and cash equivalents at beginning of period	125,385	105,883

Cash and cash equivalents at end of period	$45,798	$123,394

(1)	Amounts reflect the retrospective application of the accounting guidance for convertible debt instruments adopted effective October 3, 2009 (See Note 3).
See accompanying notes to consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
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
In November 2009, the Company committed to a plan for the sale of certain of the Company’s property located on Jamboree Road adjacent to its Newport Beach, California headquarters. The property consists of an approximately 25-acre site, including two leased buildings, certain personal property on the site, and all easements and other intangible rights appurtenant to the property. The Company determined that this property met the criteria for “held for sale” in accordance with the accounting guidance for impairment or disposal of long-lived assets and has presented the respective group of assets separately on the face of the consolidated balance sheet as of July 2, 2010.
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
For the fiscal quarter ended July 2, 2010, there were no BBA revenues and pretax income classified as discontinued operations was $0.1 million. For the fiscal quarter ended July 3, 2009, BBA revenues and pretax income classified as discontinued operations was $33.8 million and $3.6 million, respectively.
For the nine fiscal months ended July 2, 2010, BBA revenues and pretax income classified as discontinued operations was $0.9 million and $0.7 million, respectively. For the nine fiscal months ended July 3, 2009, BBA revenues and pretax loss classified as discontinued operations was $93.3 million and $2.8 million, respectively.
The Company has entered into a short-term transitional services agreement (“TSA”) with Ikanos which provides for ongoing logistical support by the Company to Ikanos, for which Ikanos will reimburse the Company. As of July 2, 2010, the Company had a receivable under the TSA from Ikanos of approximately $0.6 million, which is classified in other current assets.
Sale of Broadband Media Processing Business
On August 8, 2008, the Company completed the sale of its Broadband Media Processing (“BMP”) business to NXP B.V. (“NXP”). The results of the BMP business have been reported as discontinued operations in the consolidated statements of operations for all periods presented.
For the fiscal quarter ended July 2, 2010, there were no BMP revenues and the pretax loss classified as discontinued operations was $0.5 million. For the fiscal quarter ended July 3, 2009, there were no BMP revenues and pretax income classified as discontinued operations was $0.1 million.
For the nine fiscal months ended July 2, 2010, there were no BMP revenues and the pretax loss classified as discontinued operations was $1.4 million. For the nine fiscal months ended July 3, 2009, BMP revenues and pretax loss classified as discontinued operations were $3.0 million and $6.0 million, respectively.
The Company anticipates it will continue to accumulate pretax losses in discontinued operations due to accretion on lease liabilities from restructured facilities related to the BMP business.

3. Basis of Presentation and Significant Accounting Policies
Interim Reporting — The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009 and the Current Report on Form 8-K filed on February 8, 2010. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end balance sheet data was derived from the audited consolidated financial statements. Prior year quarterly information has been recast to reflect the reclassification of discontinued operations described in Note 2 and the retrospective application of the accounting guidance for convertible debt instruments that may be settled wholly or partially in cash on conversion, adopted effective October 3, 2009.
Fiscal Periods — The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2010 consists of, and fiscal 2009 consisted of, 52 weeks.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, allowance for doubtful accounts, reserves related to inventories and sales returns, long-lived assets (including goodwill and intangible assets), deferred income taxes, valuation of warrants, stock-based compensation and restructuring charges. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.
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
Marketable Securities — The Company defines marketable securities as income yielding debt securities that can be readily converted into cash and equity securities acquired through strategic non-marketable investments that subsequently became listed on public markets. All of the Company’s marketable debt securities are U.S. Treasury obligations rated Aaa or AAA by the major credit rating agencies.
The Company accounts for its investments in marketable securities as available-for-sale and determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity (deficit), on the Company’s consolidated balance sheets. Realized gains and losses were included in other expense (income), net in the accompanying unaudited consolidated statements of operations. Gains and losses on the sale of available-for-sale securities were determined using the specific-identification method. The Company did not hold any securities for speculative or trading purposes.
Restricted Cash — Upon the expiration of the Company’s $50 million credit facility and repayment of the amount owed under the agreement, $8.5 million of restricted cash included in the consolidated balance sheets as of October 2, 2009 was released back to the Company.
The Company has outstanding letters of credit collateralized by restricted cash aggregating $5.9 million to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.
Inventories — On a quarterly basis, the Company also assesses the net realizable value of its inventories. When the estimated average selling prices, less cost to sell its inventory, falls below its inventory cost, the Company adjusts its inventory to its current estimated market value. Lower of cost or market adjustments may be required based upon actual average selling prices and changes to the Company’s current estimates, which could impact the Company’s gross margin percentage. There were no lower of cost or market adjustments in the fiscal quarters ended July 2, 2010 and July 3, 2009 or the nine fiscal months ended July 2, 2010 and July 3, 2009.

Assets Held for Sale — The Company evaluates the asset at the time an asset qualifies for “held for sale” criteria, to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of the carrying value being in excess of fair value less cost to sell is recorded in the period the assets meet the criteria. Management judgment is required to assess whether the criteria is met and estimate the expected net amount recoverable upon sale. As of July 2, 2010, the carrying values of the respective assets held for sale did not exceed their fair values less costs to sell.
Accounting for Convertible Debt — On October 3, 2009, the Company adopted the accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The accounting guidance requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s hypothetical nonconvertible debt borrowing rate. The guidance resulted in the Company recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. The provisions of the accounting guidance were retrospectively applied, and all prior period amounts have been adjusted to apply the method of accounting.
The accounting guidance applies to our 4.00% convertible subordinated notes issued in 2006. In March 2006, the Company issued $200.0 million principal amount of 4.00% convertible subordinated notes due March 2026 (“convertible notes”) and, in May 2006, the initial purchaser of the convertible notes exercised its option to purchase an additional $50.0 million principal amount of the convertible notes. Total proceeds to the Company from these issuances, net of issuance costs, were $243.6 million. The convertible notes are general unsecured obligations of the Company. Interest on the convertible notes is payable in arrears semiannually on each March 1 and September 1, beginning on September 1, 2006. The notes are convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $49.20 per share, subject to adjustment for certain events. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Beginning on March 1, 2011, the convertible notes may be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders may require the Company to repurchase, for cash, all or part of their convertible notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
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
The adoption of the accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) resulted in the following amounts recognized in our financial statements (in thousands):

	July 2,	October 2,
	2010	2009

Principal of the liability component of 4.00% convertible subordinated notes	$11,218	$250,000
Unamortized debt discount	(382)	(21,422)

Net carrying amount of liability component of 4.00% convertible subordinated notes	$10,836	$228,578

Net carrying amount of equity component of 4.00% convertible subordinated notes (net of $1,742 issuance costs)	$66,045	$66,045
Interest expense related to the 4.00% convertible subordinated notes (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Contractual interest coupon	$514	$2,500	$5,271	$7,500
Amortization of the debt discount on the liability component	725	3,531	7,683	10,426

Total	$1,239	$6,031	$12,954	$17,926

Effective interest rate for the liability component for the period	9.63%	9.65%	9.89%	9.56%

The estimated amortization expense for the debt discount for the 4.00% convertible subordinated notes through the remaining expected life of 8 months is as follows (in thousands):

	FY 2010	FY 2011
Estimated debt discount amortization expense	$142	$240
The adoption of the accounting guidance requires the retrospective application to all periods presented as of the beginning of the first period presented. As of October 3, 2009, the accounting guidance was adopted and comparative financial statements for prior periods have been adjusted to apply it retrospectively. The line items for the financial statements that are affected by the change in accounting principle are indicated below (in thousands):
CONDENSED CONSOLIDATED BALANCE SHEETS

		October 2, 2009
		Effect of
	As Reported	Change	As Adjusted
	(in thousands)

ASSETS

Total current assets	$199,359	$—	$199,359
Property, plant and equipment, net	15,299	—	15,299
Goodwill	109,908	—	109,908
Other assets	26,284	(649)	25,635

Total assets	$350,850	$(649)	$350,201

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Total current liabilities	$157,312	$—	$157,312
Long-term debt	250,000	(21,422)	228,578
Other liabilities	62,089	—	62,089

Total liabilities	469,401	(21,422)	447,979
Commitments and contingencies

Shareholders’ deficit:
Preferred and junior preferred stock	—	—	—
Common stock	570	—	570
Additional paid-in capital	4,767,874	66,045	4,833,919
Accumulated deficit	(4,884,471)	(45,272)	(4,929,743)
Accumulated other comprehensive loss	(2,524)	—	(2,524)
Shareholder notes receivable	—	—	—

Total shareholders’ deficit	(118,551)	20,773	(97,778)

Total liabilities and shareholders’ deficit	$350,850	$(649)	$350,201

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Quarter Ended July 3, 2009			Nine Fiscal Months Ended July 3, 2009
	As	Effect of	As	As	Effect of	As
	Reported	Change	Adjusted	Reported	Change	Adjusted
Interest expense	$5,035	$3,414	$8,449	$15,634	$10,074	$25,708

Loss from continuing operations before income taxes and (loss) gain on equity method investments	(170)	(3,414)	(3,584)	(16,180)	(10,074)	(26,254)

Loss from continuing operations before (loss) gain on equity method investments	(346)	(3,414)	(3,760)	(16,999)	(10,074)	(27,073)

(Loss) income from continuing operations	(831)	(3,414)	(4,245)	(19,165)	(10,074)	(29,239)

Net loss	$2,726	$(3,414)	$(688)	$(28,719)	$(10,074)	$(38,793)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Fiscal Months Ended July 3, 2009
	As Reported	Effect of Change	As Adjusted
Operating activities
Net loss	$(28,719)	$(10,074)	$(38,793)
Debt discount amortization	$—	$10,426	$10,426
Other items, net	$1,773	$(352)	$1,421
Net cash provided by operating activities	$682	$(0)	$682

Derivative Financial Instruments — The Company’s derivative financial instruments as of July 2, 2010 principally consisted of the Company’s warrant to purchase 6.1 million shares of Mindspeed Technologies, Inc. (“Mindspeed”) common stock (See Note 5).
Supplemental Cash Flow Information — Cash paid for interest was $7.0 million and $12.4 million for the nine fiscal months ended July 2, 2010 and July 3, 2009, respectively. Cash paid for income taxes for the nine fiscal months ended July 2, 2010 and July 3, 2009 was $2.2 million and $1.6 million, respectively. Non-cash financing activity associated with the accrued purchase of property, plant and equipment was $0.8 million for the nine fiscal months ended July 2, 2010.
Net (Loss) income Per Share — Net (loss) income per share is computed in accordance with the accounting guidance for earnings per share. Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, restricted stock units and shares of stock issuable upon conversion of the Company’s convertible notes. The dilutive effect of stock options and restricted stock units is computed under the treasury stock method, and the dilutive effect of convertible notes is computed using the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net (loss) income per share if their effect would be antidilutive.
The following potentially dilutive securities have been excluded from the diluted net (loss) income per share calculations because their effect would have been antidilutive (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

Employee stock options	2,789	5,054	3,301	5,905
4.00% convertible subordinated notes due March 2026	1,046	5,081	3,550	5,081

	3,835	10,135	6,851	10,986

The following potentially dilutive securities have been included in the diluted net (loss) income per share calculations (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

Weighted average shares for basic net (loss) income per share	81,200	49,867	70,120	49,760
Employee stock options and restricted stock units	—	—	844	—

Weighted average shares for diluted (loss) income per share	81,200	49,867	70,964	49,760

Acquisitions — In the fiscal quarter ended January 2, 2009, the Company acquired certain assets from Analog Devices Inc. (“ADI”) used in the operation of ADI’s Integrated Audio Group (“ADI Audio”) and a license to manufacture and sell certain products related to ADI Audio. Payments through July 2, 2010 for the acquired assets totaled $3.8 million.
Goodwill — Goodwill is tested annually during the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the third fiscal quarter of 2010, based on current business forecasts, the Company determined there were no indicators of impairment and therefore no interim goodwill impairment analysis was considered necessary for this period.
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
4. Fair Value of Certain Financial Assets and Liabilities
In accordance with the accounting guidance for fair value measurements, the following represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of July 2, 2010 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash and cash equivalents	$45,798	$—	$45,798
Marketable securities	3,266	20,079	23,345
Mindspeed warrant	—	16,407	16,407
Long-term restricted cash	5,899	—	5,899

Total Assets	$54,963	$36,486	$91,449

Level 1assets consist of the Company’s cash and cash equivalents, and restricted cash and marketable securities with a market value listed from a stock exchange.
Level 2 assets consist of the Company’s marketable debt securities, whose values are based on broker or dealer quotes or the pricing of a similar security, and the Company’s warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. See Note 5 for the fair valuation of these warrants.
The Company had no financial assets or liabilities classified as Level 3 as of July 2, 2010.
The fair value of other financial instruments, which consist of the Company’s 4.00% convertible subordinated notes due March 2026 and the Company’s 11.25% senior secured notes due 2015, was $11.2 million (for the 4.00% convertible subordinated notes) and $175.9 million (for the 11.25% senior secured notes) as of July 2, 2010. The fair value of the 4.00% convertible subordinated notes was calculated using a quoted market price in an active market. The fair value of the 11.25% senior secured notes is based on an indicative bid price provided by the underwriter of the senior secured notes.
5. Supplemental Financial Information
Inventories
Inventories consist of the following (in thousands):

	July 2,	October 2,
	2010	2009
Work-in-process	$5,980	$5,002
Finished goods	3,334	4,214

Total inventories, net	$9,314	$9,216

At July 2, 2010 and October 2, 2009, inventories were net of excess and obsolete inventory reserves of $3.2 million and $6.4 million, respectively.
During the fiscal quarter ended July 2, 2010 and July 3, 2009, the Company recorded $0.3 million and $0.6 million of charges, respectively, for excess and obsolete (“E&O”) inventory. During the nine fiscal months ended July 2, 2010 and July 3, 2009, the charges recorded were $1.4 million and $1.9 million, respectively, for E&O inventory.
The Company reviews its E&O inventory balances at a product level on a quarterly basis and regularly evaluates the disposition of all E&O inventory products. During the fiscal quarter ended July 2, 2010 and July 3, 2009, the reserved products sold were $0.3 million and $0.4 million, respectively. During the nine fiscal months ended July 2, 2010 and July 3, 2009, the reserved products sold were $1.3 million and $2.0 million, respectively.
Intangible Assets
Intangible assets consist of the following (in thousands):

	July 2, 2010			October 2, 2009
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Product licenses	2,400	(912)	1,488	$2,400	$(628)	$1,772
Other intangible assets	6,830	(3,726)	3,104	6,830	(3,045)	3,785

	$9,230	$(4,638)	$4,592	$9,230	$(3,673)	$5,557

Intangible assets are amortized over a weighted-average remaining period of approximately 4.7 years. Annual amortization expense is expected to be as follows (in thousands):

	2010	2011	2012	2013	Thereafter
Amortization expense	$284	$1,137	$1,137	$1,017	$1,017
Assets Held for Sale
The cost of the assets classified as held for sale consists of the following (in thousands):

July 2,
2010
Land	$1,662
Land and leasehold improvements, net	307
Buildings, net	5,312
Machinery and equipment, net	268
Site development costs	4,932

$12,481

The Company expects that the sale of these assets will be completed within approximately a one-year time period from the respective period that they met the held for sale criteria.
Mindspeed Warrant
The Company has a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. At July 2, 2010 and October 2, 2009, the market value of Mindspeed common stock was $6.67 and $3.05 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other expense (income), net for each period. At July 2, 2010 and October 2, 2009, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $16.4 million and $5.1 million, respectively. At July 2, 2010, the warrant was valued using the Black-Scholes-Merton model with an expected term of 3 years, expected volatility of 96%, a risk-free interest rate of approximately 1.0% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.
The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.

Debt
Debt consists of the following (in thousands):

	July 2,	October 2,
	2010	2009
4.00% convertible subordinated notes due March 2026, net of debt discount of $0.4 million (1)	$10,836	$—
Accounts receivable financing facility	—	28,653
Current portion of long-term debt	—	61,400

Short-term debt	$10,836	$90,053

	July 2,	October 2,
	2010	2009
Floating rate senior secured notes due November 2010	$—	$61,400
4.00% convertible subordinated notes due March 2026, net of debt discount of $21.4 million (1)	—	228,578
11.25% senior secured notes due March 2015, net of discount of $1,538	173,462	—

Total	173,462	289,978
Less: current portion of long-term debt	—	(61,400)

Long-term debt	$173,462	$228,578

(1)	Amounts reflect the retrospective application of the accounting guidance for convertible debt instruments adopted effective October 3, 2009 (See Note 3).
11.25% senior secured notes due 2015 — In March 2010, the Company issued $175.0 million aggregate principal amount of senior secured notes due 2015 (“senior notes”) that mature on March 15, 2015. The senior notes were sold at 99.06% of the principal amount, resulting in gross proceeds of approximately $173.4 million. Deferred debt offering expenses were approximately $4.9 million, and are being amortized over the term of the debt. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be sold in the United States absent registration or an applicable exemption from registration requirements. The senior notes accrue interest at a rate of 11.25% per annum payable semiannually on March 15 and September 15 of each year, commencing on September 15, 2010. The senior notes mature on March 15, 2015. The obligations under the senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by all of the Company’s existing domestic subsidiaries (except for Conexant CF, LLC) and by all of the Company’s future domestic subsidiaries (except for immaterial subsidiaries and receivables financing subsidiaries). Conexant CF, LLC is the Company’s receivables financing subsidiary. In addition, the senior notes and the note guarantees are secured by liens on substantially all of the Company’s and the guarantors’ tangible and intangible property, subject to certain exceptions and permitted liens. On or after March 15, 2013, the Company may redeem all or a part of the senior notes at a price of 105.625% of the principal amount of the senior notes during the remainder of 2013 and 100.00% of the principal amount of the senior notes thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date. In addition, at any time prior to March 15, 2013, the Company may, on one or more occasions, redeem all or a part of the senior notes at any time at a redemption price equal to 100% of the principal amount of the senior notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the applicable redemption date. On or after January 1, 2011 until March 15, 2013, the Company may also redeem up to 35% of the original aggregate principal amount of the senior notes, using the proceeds of certain qualified equity offerings, at a redemption price of 111.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the applicable redemption date. If a change of control occurs, the Company must offer to repurchase the senior notes at a repurchase price equal to 101% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date. In addition, certain asset dispositions will be triggering events that may require the Company to use the proceeds from those sales to make an offer to repurchase the senior notes at a repurchase price equal to 100% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date if such proceeds are not otherwise invested in the Company’s business within a specific period of time. The senior notes and the note guarantees rank senior to all of the Company’s and the guarantors’ existing and future subordinated indebtedness, including the convertible notes, but they are structurally subordinated to all existing and future indebtedness and other liabilities (including non-trade payables) of the Company’s non-guarantor subsidiaries.
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
During the fiscal quarter and nine months ended July 2, 2010, the Company extinguished approximately $116.5 and $238.8 million of its convertible notes. As a result of the extinguishment, the Company included $5.8 million and $13.4 million of unamortized debt discount in the loss on extinguishment during the fiscal quarter and nine fiscal months ended July 2, 2010. The remaining $10.8 million balance of 4.00% convertible subordinated notes, net of unamortized debt discount of $0.4 million, is classified as short term.
Accounts Receivable Financing Facility — On November 29, 2005, the Company established an accounts receivable financing facility whereby it sold, from time to time, certain accounts receivable to Conexant USA, LLC (“Conexant USA”), a special purpose entity that was a consolidated subsidiary of the Company. Under the terms of the Company’s agreements with Conexant USA, the Company retained the responsibility to service and collect accounts receivable sold to Conexant USA and received a weekly fee from Conexant USA for handling administrative matters, which equaled to 1.0%, on a per annum basis, of the uncollected value of the accounts receivable. The Company’s $50.0 million credit facility secured by the assets of Conexant USA expired on November 27, 2009. All amounts owed on the credit facility were repaid as of January 1, 2010. Conexant USA was merged into Conexant CF in the fiscal quarter ended July 2, 2010.
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
The credit facility is subject to financial covenants including a minimum level of shareholders’ equity covenant, an adjusted quick ratio covenant, and a minimum cash and cash equivalents covenant. Further, any failure by the Company or Conexant CF to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit facility to immediately become due and payable. At July 2, 2010, Conexant CF had not borrowed any amounts under this credit facility.
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

Guarantees and Indemnifications
The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell International Corporation (“Rockwell”), the Company assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to TowerJazz, Inc. (“TowerJazz”), the Company agreed to indemnify TowerJazz for certain environmental matters and other customary divestiture-related matters. In connection with the Company’s sale of the BMP business to NXP, the Company agreed to indemnify NXP for certain claims related to the transaction. In connection with the Company’s sale of the BBA business to Ikanos, the Company agreed to indemnify Ikanos for certain claims related to the transaction. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.
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
7. Stock-Based Award Plans
The Company has stock option plans and long-term incentive plans under which employees and directors may be granted options to purchase shares of the Company’s common stock. As of July 2, 2010, approximately 10.0 million shares of the Company’s common stock are available for grant under the stock option and long-term incentive plans. Stock options are granted with exercise prices of not less than the fair market value at grant date, generally vest over three to four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The Company has also assumed stock option plans in connection with business combinations.
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
A summary of stock option activity is as follows (shares in thousands):

		Weighted Average
	Shares	Exercise Price
Outstanding, October 2, 2009	4,210	$23.20
Granted	—	—
Exercised	(30)	0.59
Forfeited	(1,836)	25.41

Outstanding, July 2, 2010	2,344	21.76

Shares vested and expected to vest, July 2, 2010	2,342	21.77

Exercisable, July 2, 2010	2,257	$22.33

At July 2, 2010, of the 2.3 million stock options outstanding, approximately 1.8 million options were held by current employees and directors of the Company, and approximately 0.5 million options were held by employees of former businesses of the Company (i.e., Mindspeed, Skyworks) who remain employed by one of these businesses. At July 2, 2010, stock options outstanding had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 2.5 years. At July 2, 2010, exercisable stock options had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 2.4 years. No options were exercised during the fiscal quarter ended July 2, 2010. At July 2, 2010, the total unrecognized fair value compensation cost related to non-vested stock option awards was $0.2 million, which is expected to be recognized over a remaining weighted average period of approximately one year.
During the fiscal quarter and nine fiscal months ended July 2, 2010, the Company recognized stock-based compensation expense of $0.1 million and $1.3 million, respectively, for stock options, in its consolidated statements of operations. During the fiscal quarter and nine fiscal months ended July 3, 2009, the Company recognized stock-based compensation expense of $0.7 million and $3.8 million, respectively, for stock options, in its consolidated statements of operations.
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
A summary of RSU award activity under the Company’s plans is as follows (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, October 2, 2009	165	$2.82
Granted	4,015	2.89
Vested	(66)	3.54
Forfeited	(110)	2.79

Outstanding, July 2, 2010	4,004	$2.88

During the fiscal quarter and nine fiscal months ended July 2, 2010, the Company recognized stock-based compensation expense of $1.5 million and $3.6 million, respectively, related to RSU awards. During the fiscal quarter and nine fiscal months ended July 3, 2009, the Company recognized stock-based compensation expense of $0.1 million and $1.5 million, respectively, related to RSU awards. At July 2, 2010, the total unrecognized fair value stock-based compensation cost related to RSU awards was $8.1 million, which is expected to be recognized over a weighted average period of 1.3 years.
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
During the fiscal quarter and nine fiscal months ended July 2, 2010, the Company recognized stock-based compensation expense of $0.1 million for stock purchase plans in its consolidated statements of operations. During the fiscal quarter and nine fiscal months ended July 3, 2009, the Company recognized stock-based compensation expense of $0 and $0.1 million, respectively, for stock purchase plans in its consolidated statements of operations.

8. Comprehensive (Loss) Income
Comprehensive (loss) income consists of the following (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

Net (loss) income	$(7,453)	$(688)	$11,760	$(38,793)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(374)	525	446	(1,230)
Change in unrealized (losses) gains on marketable securities	(741)	—	9,728	650
Unrealized losses on foreign currency forward hedge contracts	—	—	—	(153)
Unrealized losses on interest rate swap contracts	—	(211)	—	(2,803)
Realized loss on impairment of marketable securities	—	—	—	1,986
Sale of marketable securities	(6,566)	(702)	(6,566)	(702)
Realized loss on interest rate swap contracts	—	—	1,728	—
Gains on settlement of foreign currency forward hedge contracts	—	—	—	659

Other comprehensive (loss) income	(7,681)	(388)	5,336	(1,593)

Comprehensive (loss) income	$(15,134)	$(1,076)	$17,096	$(40,386)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	July 2,	October 2,
	2010	2009
Foreign currency translation adjustments	$(350)	$(796)
Unrealized gains on marketable securities	$3,162	$—
Unrealized losses on derivative instruments	—	(1,728)

Accumulated other comprehensive income (loss)	$2,812	$(2,524)

9. Income Taxes
The Company recorded a tax provision of $0.3 million and $0.4 million for the fiscal quarter and nine fiscal months ended July 2, 2010, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. The Company recorded a tax provision of $0.2 million and $0.8 million for the fiscal quarter and nine fiscal months ended July 3, 2009, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
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
11. Special Charges
For the fiscal quarter ended July 2, 2010, special charges consisted of $0.5 million for restructuring expense primarily related to accretion of lease liability, and $0.2 million related to impairment of a facility lease and lease deposits. For the nine fiscal months ended July 2, 2010, special charges consisted of $0.6 million for restructuring charges primarily related to accretion of lease liability and $0.3 million primarily related to impairment of a facility lease and lease deposits. For the fiscal quarter ended July 3, 2009, special charges consisted primarily of $0.5 million of restructuring charges related to workforce reductions implemented during the quarter and $0.5 million related to accretion of lease liability. For the nine fiscal months ended July 3, 2009, special charges of $13.7 million consisted primarily of restructuring charges of $2.7 million related to workforce reductions, $6.9 million related to revised sublease assumptions and accretion of lease liability associated with vacated facilities, a $3.7 million charge for a legal settlement and $0.4 million of loss on disposal of property, plant and equipment.
Restructuring Charges
The Company has implemented a number of cost reduction initiatives since fiscal 2005 to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.
As of July 2, 2010, the Company has remaining restructuring accruals of $36.5 million, of which $0.1 million relates to workforce reductions and $36.4 million relates to facility and other costs. Of the $36.5 million of restructuring accruals at July 2, 2010, $4.4 million is included in other current liabilities and $32.1 million is included in other non-current liabilities in the accompanying consolidated balance sheets. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2010 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. The Company’s accrued liabilities include the net present value of the future lease obligations of $56.8 million, net of contracted sublease income of $11.7 million, and projected sublease income of $8.7 million, and the Company will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from operating activities and are not expected to significantly impact the Company’s liquidity. In the nine fiscal months ended July 2, 2010, the Company accrued additional restructuring expense of $1.8 million, primarily due to accretion of lease liability on restructured facilities. Of this amount, $1.2 million was classified in discontinued operations and the remaining $0.6 million was recorded as special charges as described above.
Fiscal 2009 Restructuring Actions — As part of a workforce reduction implemented during fiscal 2009, the Company recorded an adjustment to severance expense of $26 thousand for the nine months ended July 2, 2010 related to the 2009 restructuring action.
Fiscal 2008 Restructuring Actions — During fiscal 2008, the Company announced its decision to discontinue investments in standalone wireless networking solutions and other product areas. Restructuring charges in the nine fiscal months ended July 2, 2010 related to the fiscal 2008 restructuring actions included $0.1 million of additional facility charges.

Fiscal 2007 Restructuring Actions — During fiscal 2007, the Company announced several facility closures and workforce reductions.
Restructuring charges in the nine fiscal months ended July 2, 2010 related to the fiscal 2007 restructuring actions additional facility charges of $2.2 million resulting from accretion of lease liability on restructured facilities offset by a credit to facility charges of $1.1 million due to re-utilization of the facility. Of these amounts, $1.2 million was classified in discontinued operations because it related to the BMP facility.
Activity and liability balances recorded as part of the fiscal 2007 restructuring actions through July 2, 2010 were as follows (in thousands):

Facility
and Other
Restructuring balance, October 2, 2009	$27,233
Charged to costs and expenses	1,069
Cash payments	(4,941)

Restructuring balance, July 2, 2010	$23,361

Fiscal 2006 and 2005 Restructuring Actions — During fiscal years 2006 and 2005, the Company announced operating site closures and workforce reductions.
Restructuring charges in the nine fiscal months ended July 2, 2010 related to the fiscal 2006 and 2005 restructuring actions included $0.6 million of additional facility charges due to accretion of lease liability.
Activity and liability balances recorded as part of the fiscal 2006 and fiscal 2005 restructuring actions through July 2, 2010 were as follows (in thousands):

Facility
and Other
Restructuring balance, October 2, 2009	$13,851
Charged to costs and expenses	553
Cash payments	(1,484)

Restructuring balance, July 2, 2010	$12,920

12. Other Expense (Income), net
Other expense (income), net consists of the following (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Investment and interest income	$(137)	$(281)	$(257)	$(1,589)
Gain on sale of investments	(5,177)	(1,803)	(12,911)	(1,856)
Loss on extinguishment of debt	7,976	—	18,581	—
Other-than-temporary impairment of marketable securities and cost based investments	—	—	—	2,770
Decrease (increase) in the fair value of derivative instruments	6,848	(1,166)	(11,353)	(1,762)
Other	(262)	(317)	229	(1,018)

Other expense (income), net	$9,248	$(3,567)	$(5,711)	$(3,455)

Other expense of $9.2 million, net during the fiscal quarter ended July 2, 2010 primarily consisted of a loss of $8.0 million on extinguishment of convertible debt, which consists of $5.8 million of unamortized debt discount and a $2.1 million premium over par paid upon repurchase, and a $6.9 million decrease in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, partially offset by a $5.2 million gain on sale of equity investments and $0.4 million of investment and interest income on invested cash balances and other gains. Other income of $5.7 million, net during the nine fiscal months ended July 2, 2010 primarily consisted of a $12.9 million gain on sale of equity investments and an $11.4 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, partially offset by a loss of $18.6 million on extinguishment of debt, which consists of $13.4 million of unamortized debt discount, $1.8 million premium over par paid upon repurchase and $3.4 million of transaction costs.
Other income of $3.6 million, net during the fiscal quarter ended July 3, 2009 primarily consisted of a $1.8 million gain on sale of equity investments, a $1.2 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock and $0.6 million of investment and interest income on invested cash balances and other gains. Other income of $3.5 million, net during the nine fiscal months ended July 3, 2009 primarily consisted of a $1.9 million gain on sale of equity investments, a $1.8 million increase in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock, $1.6 million of investment and interest income on invested cash balances and $1.0 million of other gains partially offset by other-than-temporary impairments of marketable securities and cost method investments of $2.8 million.
13. Related Party Transactions
Mindspeed Technologies, Inc.
As of July 2, 2010, the Company holds a warrant to purchase 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share exercisable through June 2013. In addition, one member of the Company’s Board of Directors also serves on the Board of Mindspeed. No amounts were due to or receivable from Mindspeed at July 2, 2010 or at October 2, 2009.
Lease Agreement — The Company’s sublease of an office building to Mindspeed expired on June 27, 2010. During the fiscal quarter and nine fiscal months ended July 2, 2010 and July 3, 2009, the Company recorded income related to the Mindspeed sublease agreement of $0.4 million and $0.5 million, and $1.2 million and $1.3 million, respectively. Additionally, Mindspeed made payments directly to the Company’s landlord totaling $0.8 million and $0.9 million during the fiscal quarters ended July 2, 2010 and July 3, 2009, respectively, and $2.6 million and $2.5 million during the nine fiscal months ended July 2, 2010 and July 3, 2009, respectively. Also during the fiscal quarter ended July 2, 2010 we received $0.1 million from Mindspeed for resolution of outstanding matters related to the lease and sale of furniture and fixtures.

14. Geographic Information
Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
United States	$5,458	$715	$11,299	$4,391
Other Americas	1,033	536	3,418	2,682

Total Americas	6,491	1,251	14,717	7,073
China	37,326	33,522	108,537	97,360
Other Asia-Pacific	16,249	15,467	58,794	45,483

Total Asia-Pacific	53,575	48,989	167,331	142,843

Europe, Middle East and Africa	664	604	2,363	2,356

	$60,730	$50,844	$184,411	$152,272

The Company believes that a portion of the products sold to original equipment manufacturers (“OEMs”) and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. One distributor, Sertek Incorporated, accounted for 15% and 22% of net revenues for the fiscal quarter ended July 2, 2010 and July 3, 2009, respectively, and 14% and 20% of net revenues for the nine fiscal months ended July 2, 2010 and July 3, 2009, respectively. Sales to the Company’s twenty largest customers represented approximately 84% and 85% of net revenues for the fiscal quarter ended July 2, 2010 and July 3, 2009, respectively, and 82% and 76% of net revenues for the nine fiscal months ended July 2, 2010 and July 3, 2009, respectively.
Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	July 2,	October 2,
	2010	2009
United States	$23,093	$26,064
India	1,074	1,971
China	856	2,309
Other Asia-Pacific	1,241	610
Europe, Middle East and Africa	3	18

	$26,267	$30,972

The following have been excluded from the geographic presentation of long-lived assets above as of July 2, 2010 and October 2, 2009, respectively: Goodwill totaling $109.9 million and $109.9 million, Intangible assets totaling $4.6 million and $5.6 million, and the Mindspeed warrant totaling $16.4 million and $5.1 million. These items are located in the United States and disclosed separately.
15. Subsequent Events
The Company has evaluated events subsequent to July 2, 2010 to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Such events were evaluated till the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements.

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
We market and sell our semiconductor products and system solutions directly to leading original equipment manufacturers (“OEMs”) of communication electronics products, and indirectly through electronic components distributors. We also sell our products to third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor products for OEMs. Sales to distributors and other resellers accounted for approximately 25% and 24% of our net revenues in the fiscal quarter and nine fiscal months ended July 2, 2010, respectively, compared to 36% and 30% of our net revenues in the fiscal quarter and nine fiscal months ended July 3, 2009, respectively. One distributor, Sertek Incorporated, accounted for 15% and 22% of net revenues for the fiscal quarters ended July 2, 2010 and July 3, 2009, respectively. The same distributor accounted for 14% and 20% of net revenues for the nine fiscal months ended July 2, 2010 and July 3, 2009, respectively. Our top 20 customers accounted for approximately 84% and 85% of net revenues for the fiscal quarters ended July 2, 2010 and July 3, 2009, respectively, and 82% and 76% of net revenues for the nine fiscal months ended July 2, 2010 and July 3, 2009, respectively. Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe (including the Middle East and Africa) accounted for 11%, 88% and 1%, respectively, of our net revenues for the fiscal quarter ended July 2, 2010 compared to 3%, 96% and 1%, respectively, of our net revenues for the fiscal quarter ended July 3, 2009. Revenues derived from customers located in the Americas, the Asia-Pacific region and Europe (including the Middle East and Africa) accounted for 8%, 91% and 1%, respectively, of our net revenues for the nine fiscal months ended July 2, 2010 compared to 5%, 94% and 1%, respectively, of our net revenues for the nine fiscal months ended July 3, 2009. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe.
Critical Accounting Policies
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, revenues and expenses during the periods reported, and related disclosures. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 41-46 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009. Management believes that at July 2, 2010, other than the addition of a policy related to marketable securities, there has been no material change to this information.
Sale of Property
In November 2009, we committed to a plan for the sale of certain of our property located on Jamboree Road adjacent to our Newport Beach, California headquarters. The property consists of an approximately 25-acre site, including two leased buildings, certain personal property on the site, and all easements and other intangible rights appurtenant to the property. We determined that this property met the criteria for “held for sale” in accordance with the accounting guidance for impairment or disposal of long-lived assets and have presented the respective group of assets separately on the face of the consolidated balance sheet as of July 2, 2010. We expect that the sale of these assets will be completed within approximately a one-year time period from the respective period that they met the held for sale criteria.

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
Recent Financing Activities
In October 2009, we raised additional net proceeds of approximately $2.6 million from the exercise of the over-allotment option in connection with our September 2009 common stock offering.
In December 2009, we repurchased all outstanding floating rate senior secured notes due November 2010, amounting to $61.4 million, at a price of 101% of par. We also entered into exchange agreements with certain holders of our outstanding 4.00% convertible subordinated notes due March 2026 to issue an aggregate of 7.1 million shares of our common stock, par value $0.01 per share, in exchange for $17.6 million aggregate principal amount of the notes.
In March 2010, we raised net proceeds of approximately $59.9 million in a common stock offering and sold $175.0 million of 11.25% senior secured notes due 2015 at a price of 99.06% raising proceeds of $168.4 million, net of expenses of $4.9 million. We also repurchased by means of a tender offer approximately $104.7 million of our 4.00% convertible subordinated notes due March 2026.
In May 2010, we repurchased by means of negotiated transactions approximately $116.5 million of our 4.00% convertible subordinated notes due March 2026.
At July 2, 2010, we had a total of $11.2 million aggregate principal amount of 4.00% convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest.
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
Our net revenues increased 19% to $60.7 million for the fiscal quarter ended July 2, 2010 from $50.8 million for the fiscal quarter ended July 3, 2009. The increase in net revenues was driven by a 13% increase in unit volume shipments and a 6% increase in average selling prices (“ASPs”). The volume increase between the fiscal quarter ended July 2, 2010 and the fiscal quarter ended July 3, 2009 was driven by the shipment growth of our imaging, audio, and video solutions, partially offset by declines in our legacy businesses, including our computer modems and modems for digital television platforms in Japan. The increase in ASPs was attributable to a change in product mix, partially offset by pricing erosion in certain businesses.
Our net revenues increased 21% to $184.4 million for the nine fiscal months ended July 2, 2010 from $152.3 million for the nine fiscal months ended July 3, 2009. The increase in net revenues was driven by a 30% increase in imaging, audio, and video unit volume shipments, offset by an 8% decrease in ASPs attributable to pricing erosion in certain businesses.
We remain focused on capturing market share for our existing products and delivering new solutions for imaging, audio, embedded modem, and video surveillance applications. We also plan to apply our core capabilities in analog and mixed-signal design and firmware and software development to capitalize on new opportunities in adjacent markets. While we remain enthusiastic about our current products and markets, we expect that declines in our legacy businesses, which include wireless networking solutions, computer modems, and modems for digital television platforms in Japan, will make it difficult to deliver overall revenue growth for the next several quarters.
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
Our gross margin percentage for the fiscal quarter ended July 2, 2010 was 61% compared with 60% for the fiscal quarter ended July 3, 2009. The one point gross margin percentage increase is attributable to lower product costs in the fiscal quarter ended July 2, 2010.
Our gross margin percentage for the nine fiscal months ended July 2, 2010 was 61% compared with 58% for the nine fiscal months ended July 3, 2009. The three point gross margin percentage increase is attributable to a favorable product mix, lower product costs and lower excess inventory provisions for the nine fiscal months ended July 2, 2010.
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
R&D expense increased $2.1 million, or 17%, in the fiscal quarter ended July 2, 2010 compared to the fiscal quarter ended July 3, 2009. The increase is due to higher compensation and higher project expenses.
R&D expense increased $3.1 million, or 8%, in the nine fiscal months ended July 2, 2010 compared to the nine fiscal months ended July 3, 2009. The increase is due to higher compensation expenses.
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
SG&A expense decreased $3.2 million, or 21%, for the fiscal quarter ended July 2, 2010 compared to the fiscal quarter ended July 3, 2009. The decrease is primarily due to a 20% decline in SG&A headcount during the corresponding quarterly periods resulting from restructuring measures and other cost-cutting efforts.
SG&A expense decreased $13.0 million, or 26%, in the nine fiscal months ended July 2, 2010 compared to the nine fiscal months ended July 3, 2009. The decrease is primarily due to a 25% decline in SG&A headcount during the corresponding nine fiscal months resulting from restructuring measures and other cost cutting efforts.
Amortization of Intangible Assets
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our intangible assets are being amortized over a weighted-average remaining period of approximately 4.7 years.
Amortization expense decreased by $0.4 million, or 59%, in the fiscal quarter ended July 2, 2010 compared to the fiscal quarter ended July 3, 2009. The decrease in amortization expense is primarily attributable to the intangible assets that became fully amortized in fiscal 2009.
Amortization expense decreased $1.6 million, or 62%, in the nine fiscal months ended July 2, 2010 compared to the nine fiscal months ended July 3, 2009. The decrease in amortization expense is primarily attributable to the intangible assets that became fully amortized in fiscal 2009.

Gain on Sale of Intellectual Property
In October 2008, we sold a portfolio of patents including patents related to our prior wireless networking technology to a third party for cash of $14.5 million, net of costs, and recognized a gain of $12.9 million on the transaction during the fiscal quarter ended January 2, 2009. In accordance with the terms of the agreement with the third party, we retain a cross-license to this portfolio of patents.
Special Charges
For the fiscal quarter and nine fiscal months ended July 2, 2010, special charges of $0.7 million and $0.9 million, respectively, consisted primarily of restructuring charges related to accretion of lease liability and impairment of a facility lease and lease deposits.
For the fiscal quarter ended July 3, 2009, special charges consisted primarily of $0.5 million of restructuring charges related to workforce reductions implemented during this period and $0.5 million related to accretion of lease liability. For the nine fiscal months ended July 3, 2009, special charges of $13.7 million consisted primarily of restructuring charges of $2.7 million related to workforce reductions, $6.9 million related to revised sublease assumptions and accretion of lease liability associated with vacated facilities, a $3.7 million charge for a legal settlement and $0.4 million of loss on disposal of property, plant and equipment.
Interest Expense
Interest expense decreased $1.3 million, or 15%, in the fiscal quarter ended July 2, 2010 compared to the fiscal quarter ended July 3, 2009. The decrease is primarily attributable to lower debt balances due to the extinguishment of $116.5 million of our 4.00% convertible subordinated notes partially offset by a higher interest rate charged on our 11.25% senior secured notes. Interest expense in the fiscal quarters ended July 2, 2010 and July 3, 2009 includes debt discount amortization of $0.5 million and $3.4 million, respectively.
Interest expense decreased $1.3 million, or 5%, in the nine fiscal months ended July 2, 2010 compared to the nine fiscal months ended July 3, 2009. The decrease is primarily attributable to lower debt balances due to the extinguishment of $238.8 million of our 4.00% convertible subordinated notes partially offset by a higher interest rate charged on our 11.25% senior secured notes. Interest expense in the nine fiscal months ended July 2, 2010 and July 3, 2009 includes debt discount amortization of $7.0 million and $10.1 million, respectively.
Other expense (income), net
     Other expense (income), net consists of the following (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Investment and interest income	$(137)	$(281)	$(257)	$(1,589)
Gain on sale of investments	(5,177)	(1,803)	(12,911)	(1,856)
Loss on extinguishment of debt	7,976	—	18,581	—
Other-than-temporary impairment of marketable securities and cost based investments	—	—	—	2,770
Decrease (increase) in the fair value of derivative instruments	6,848	(1,166)	(11,353)	(1,762)
Other	(262)	(317)	229	(1,018)

Other expense (income), net	$9,248	$(3,567)	$(5,711)	$(3,455)

Other expense of $9.2 million, net during the fiscal quarter ended July 2, 2010 primarily consisted of a loss of $8.0 million on extinguishment of convertible debt, which consisted of $5.9 million of unamortized debt discount, and a $2.1 million premium over par paid upon repurchase, and a $6.8 million decrease in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, partially offset by a $5.2 million gain on sale of equity investments and $0.4 million of investment and interest income on invested cash balances and other gains. Other income of $5.7 million, net during the nine fiscal months ended July 2, 2010 primarily consisted of a $12.9 million gain on sale of equity investments and an $11.4 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, partially offset by a loss of $18.6 million on extinguishment of debt, which consisted of $13.4 million of unamortized debt discount, $1.8 million premium over par paid upon repurchase and $3.4 million of transaction costs.

Other income of $3.6 million, net during the fiscal quarter ended July 3, 2009 primarily consisted of a $1.8 million gain on sale of equity investments, a $1.2 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock and $0.6 million of investment and interest income on invested cash balances and other gains. Other income of $3.5 million, net during the nine fiscal months ended July 3, 2009 primarily consisted of a $1.9 million gain on sale of equity investments, a $1.8 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, $1.6 million of investment and interest income on invested cash balances and $1.0 million of other gains, partially offset by other-than-temporary impairments of marketable securities and cost method investments of $2.8 million.
Provision for Income Taxes
We recorded a tax provision of $0.3 million and $0.4 million for the fiscal quarter and nine fiscal months ended July 2, 2010, primarily reflecting income taxes imposed on our foreign subsidiaries. We recorded a tax provision of $0.2 million and $0.8 million for the fiscal quarter and nine fiscal months ended July 3, 2009, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, sales of non-core assets, borrowings and operating cash flow. In addition, we have generated additional liquidity in the past through the sale of equity securities and may from time to time do so in the future.
Our cash and cash equivalents decreased $79.6 million from $125.4 million at October 2, 2009 to $45.8 million at July 2, 2010. The decrease was primarily due to the repurchase of our long-term and short-term debt, partially offset by the common stock offering and issuance of senior secured notes, cash generated by operations and restricted cash released upon repayment of our short-term debt, partially offset by the net purchase of marketable securities.
Cash flows are as follows (in thousands):

	Nine Fiscal Months Ended
	July 2,	July 3,
	2010	2009
Net cash provided by operating activities	$6,280	$682
Net cash provided by investing activities	1,080	27,481
Net cash used in financing activities	(86,947)	(10,652)

Net (decrease) increase in cash and cash equivalents	(79,587)	17,511
Cash and cash equivalents at the beginning of period	125,385	105,883

Cash and cash equivalents at the ending of period	$45,798	$123,394

     Operating Activities
     Cash provided by operating activities was $6.3 million for the nine fiscal months ended July 2, 2010 compared to $0.7 million for the nine fiscal months ended July 3, 2009. Cash provided by operating activities for the nine fiscal months ended July 2, 2010 was primarily driven by $11.8 million in net income, net non-cash operating expenses of $12.4 million, partially offset by net cash used by changes in operating assets and liabilities of $17.9 million. Cash provided by operating activities for the nine fiscal months ended July 3, 2009 was primarily driven by net non-cash operating expenses of $19.3 million, net cash provided by changes in operating assets and liabilities of $20.2 million, partially offset by a net loss of $38.8 million.
     Investing Activities
     Cash provided by investing activities was $1.1 million for the nine fiscal months ended July 2, 2010 compared to $27.5 million for the nine fiscal months ended July 3, 2009. Cash provided by investing activities for the nine fiscal months ended July 2, 2010 was primarily due to the release of restricted cash of $8.5 million associated with our repayment of short-term debt, partially offset by our net purchase of marketable securities of $6.7 million and capital expenditures of $0.8 million. Cash provided by investing activities for the nine fiscal months ended July 3, 2009 was primarily due to the net proceeds of $14.5 million related to our prior wireless networking technology and $12.6 million of restricted cash released associated with standby letters of credit, partially offset by payments for acquisitions of $3.6 million.
     Financing Activities
     Cash used in financing activities was $86.9 million for the nine fiscal months ended July 2, 2010 compared to $10.7 million for the nine fiscal months ended July 3, 2009. Cash used in financing activities for the nine fiscal months ended July 2, 2010, was primarily due to the repurchase of our remaining senior secured notes for $62.0 million, extinguishment of our convertible subordinated notes for $226.7 million and repayment of $29.1 million of our short-term debt, partially offset by the common stock offering and issuance of senior secured notes, net of expenses, of $62.5 million and $168.4 million, respectively. Cash used in investing activities for the nine fiscal months ended July 3, 2009 was primarily due to net repayments of short-term debt.
During the fiscal quarter ended July 2, 2010, we repurchased by means of negotiated transactions approximately $116.5 million of our 4.00% convertible subordinated notes. At July 2, 2010, we had a total of $11.2 million aggregate principal amount of 4.00% convertible subordinated notes outstanding. As further described below, our wholly-owned subsidiary, Conexant CF, LLC, has a $15.0 million credit facility with a bank. We are required to maintain certain minimum amounts on deposit (restricted cash) of approximately $0.8 million with the bank during the term of the credit agreement. As of July 2, 2010, no amounts had been borrowed under this facility.
At July 2, 2010, we also had a total of $175.0 million aggregate principal amount of senior secured notes due 2015 outstanding. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be sold in the United States absent registration or an applicable exemption from registration requirements. The senior notes accrue interest at a rate of 11.25% per annum payable semiannually on March 15 and September 15 of each year, commencing on September 15, 2010. The senior notes mature on March 15, 2015. The obligations under the senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by all of our existing domestic subsidiaries (except for Conexant CF, LLC) and by all of our future domestic subsidiaries (except for immaterial subsidiaries and receivables financing subsidiaries). Conexant CF, LLC is our receivables financing subsidiary. In addition, the senior notes and the note guarantees are secured by liens on substantially all of our and the guarantors’ tangible and intangible property, subject to certain exceptions and permitted liens. On or after March 15, 2013, we may redeem all or a part of the senior notes at a price of 105.625% of the principal amount of the senior notes during the remainder of 2013 and 100.00% of the principal amount of the senior notes thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date. In addition, at any time prior to March 15, 2013, we may, on one or more occasions, redeem all or a part of the senior notes at any time at a redemption price equal to 100% of the principal amount of the senior notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the applicable redemption date. On or after January 1, 2011 until March 15, 2013, we may also redeem up to 35% of the original aggregate principal amount of the senior notes, using the proceeds of certain qualified equity offerings, at a redemption price of 111.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the applicable redemption date. If a change of control occurs, we must offer to repurchase the senior notes at a repurchase price equal to 101% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date. In addition, certain asset dispositions will be triggering events that may require us to use the proceeds from those sales to make an offer to repurchase the senior notes at a repurchase price equal to 100% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date if such proceeds are not otherwise invested in our business within a specific period of time. The senior notes and the note guarantees rank senior to all of our and the guarantors’ existing and future subordinated indebtedness, including the 4.00% convertible subordinated notes, but they are structurally subordinated to all existing and future indebtedness and other liabilities (including non-trade payables) of our non-guarantor subsidiaries. We believe that our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.
Contractual Obligations
Other than our recent debt transactions discussed in Note 5 to the consolidated financial statements in Item 1, there have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 2, 2009. For a summary of the contractual commitments at October 2, 2009, see Part II, Item 7, page 37 in our 2009 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with our spin-off from Rockwell, we assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with our contribution of certain of our manufacturing operations to TowerJazz, we agreed to indemnify TowerJazz for certain environmental matters and other customary divestiture-related matters. In connection with our sale of the BMP business to NXP, we agreed to indemnify NXP for certain claims related to the transaction. In connection with the sales of our products, we provide intellectual property indemnities to our customers. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware.
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
We have other outstanding letters of credit collateralized by restricted cash aggregating $5.9 million to secure various long-term operating leases and our self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.
Special Purpose Entity
We have one special purpose entity, Conexant CF, LLC (“Conexant CF”) which is our wholly-owned, consolidated subsidiary. Conexant CF is not permitted, nor may its assets be used, to guarantee or satisfy any of our obligations or those of our subsidiaries.
On November 29, 2005, we established an lunts receivable financing facility whereby we sold, from time to time, certain accounts receivable to Conexant USA. Under the terms of our agreements with Conexant USA, we retained the responsibility to service and collect accounts receivable sold to Conexant USA and received a weekly fee from Conexant USA for handling administrative matters that equaled 1.0%, on a per annum basis, of the uncollected value of the accounts receivable. Our $50.0 million credit facility secured by the assets of Conexant USA expired on November 27, 2009. As permitted by the credit facility, all amounts owed on the credit facility were repaid as of January 1, 2010. Conexant USA was merged into Conexant CF in the fiscal quarter ended July 2, 2010.
On December 22, 2009, we established a new accounts receivable financing facility whereby we sell, from time to time, certain accounts receivable to Conexant CF. Under the terms of our agreements with Conexant CF, we retain the responsibility to service and collect accounts receivable sold to Conexant CF and receive a weekly fee from Conexant CF for handling administrative matters that is equal to 1.0%, on a per annum basis, of the uncollected value of the purchased accounts receivable.
Concurrently with entering into the new accounts receivable financing facility, Conexant CF entered into a new credit facility to finance the cash portion of the purchase price of eligible receivables. The new credit facility is secured by the assets of Conexant CF. Conexant CF is required to maintain certain minimum amounts on deposit (restricted cash) of approximately $0.8 million with the bank during the term of the credit agreement. Borrowings under the credit facility, which cannot exceed the lesser of $15.0 million or 60% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables, bear interest equal to the bank Prime Rate (minimum of 3.25%) plus applicable margins (between 1.5% to 2.25%). In addition, if the aggregate amount of interest earned by the bank in any month is less than $20,000, Conexant CF pays an amount equal to the minimum monthly interest of $20,000 minus the aggregate amount of all interest earned by the bank. The credit agreement matures on December 31, 2010 and remains subject to additional 364-day renewal periods at the discretion of the bank.
The credit facility is subject to financial covenants including a minimum level of shareholders’ equity covenant, an adjusted quick ratio covenant, and a minimum cash and cash equivalents covenant. Further, any failure by us or Conexant CF to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit facility to immediately become due and payable. At July 2, 2010, Conexant CF had not borrowed any amounts under this credit facility and was in compliance with all covenants under the credit facility.
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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 2, 2010, the carrying value of our cash and cash equivalents approximated fair value.
Other equity securities include marketable securities with a market value listed from a stock exchange as of July 2, 2010. We hold a warrant to purchase 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed common stock. As of July 2, 2010, a 10% decrease in the market price of Mindspeed common stock would result in a decrease of $2.3 million in the fair value of this warrant. At July 2, 2010, the market price of Mindspeed common stock was $6.67 per share. During the fiscal quarter ended July 2, 2010, the market price of Mindspeed common stock ranged from a low of $6.67 per share to a high of $10.71 per share.

Our short-term debt consists of 4.00% convertible subordinated notes with interest at fixed rates. The fair value of our 4.00% convertible subordinated notes is subject to significant fluctuation due to their convertibility into shares of our common stock.
The following table shows the fair values of our financial instruments as of July 2, 2010 (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$45,798	$45,798
Marketable securities	23,345	23,345
Mindspeed warrant	16,407	16,407
Long-term restricted cash	5,899	5,899
Short-term debt: convertible subordinated notes	11,218	11,190
Long-term debt: senior secured notes	175,000	175,875
Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future. At July 2, 2010, we did not have any foreign currency forward exchange contracts outstanding.

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
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have updated the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended October 2, 2009, as set forth below. We have added risk factors regarding decreasing average selling prices of legacy products, limited visibility into customer sales volume and inventory levels, lengthy sales cycles and loss of sales due to order cancelations and R&D expenditures not yielding products with enough sales volume to deliver growth. In addition, we have made material changes in the order of importance in which the risk factors are listed below. References in this section to our fiscal year refer to the fiscal year ending on the Friday nearest September 30 of each year.
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

Our success depends on our ability to timely develop competitive new products to offset declines in our legacy products, increase market share, and reduce costs.
Our operating results depend largely on our ability to introduce new and enhanced semiconductor products on a timely basis to enable us to grow and to replace decreasing revenue from our established legacy products, which include wireless networking solutions, computer modems and modems for digital television platforms in Japan. Successful product development and introduction depends on numerous factors, including, among others, our ability to:
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
The average selling prices of our established legacy products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross profits.
Many of our products face significant competition and are subject to rapid declines in average selling prices over the life of the products. We have historically decreased the average selling prices of many of our products in order to meet market demand, and we expect that we will continue to reduce prices in the future. Reductions in our average selling prices to one customer could impact our average selling prices to all customers. A decline in average selling prices could harm our gross margins. Historically, we have generally been able to substantially offset reductions in our average selling prices with decreases in our product costs and increases in our unit volumes. Our financial results will suffer if we are unable to offset any future reductions in our average selling prices by increasing our unit volumes, reducing our costs or developing new or enhanced products on a timely basis with higher selling prices or gross profit. While gross profit may decline as a result of reductions in average selling prices, we may continue to incur research and development costs at higher or existing levels to develop future products. This continued spending would have an adverse impact on our immediate operating results if our revenue does not continue to grow or our gross margins decline.
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

Since we have limited visibility as to the volume of sales of our products by our customers and inventory levels of our products held by our customers, our ability to forecast accurately future demand for and sales of our products is limited.
We sell our chipsets to OEMs who integrate our chipsets into their products or to ODMs who include our chipsets in the products they supply to OEMs. We have limited visibility as to the volume of our products that our OEM and ODM customers are selling to their customers or carrying in their inventory. If our customers have excess inventory or experience a slowing of products sold through to their end customers, it would likely result in a slowdown in orders from our customers and adversely impact our future sales and inventory.
Our products typically have lengthy sales cycles. A customer may decide to cancel or change its product plans, which could cause us to lose anticipated sales and we may incur significant expenses before we generate any revenues
After we have developed and delivered a product to a customer, the customer will usually evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need several months to test, evaluate and choose whether to adopt our product, and to begin volume production of equipment that incorporates our product. Due to these lengthy sales cycles, we may experience significant delays from the time we incur certain research and development costs, selling, general and administrative expenses, and build initial inventory, until the time we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our solution to incorporate into its product, we have no assurances that the customer will ultimately market and sell its product or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle also increase the risk that a customer will decide to cancel or curtail, reduce or delay its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated.
We will continue to expend substantial resources developing products for new applications or markets and may never achieve the sales volume that we anticipate for these products, which may limit our future growth and harm our results of operations.
We have focused our R&D investments in Imaging, Audio and Video areas. Through the acquisition of the Sigmatel MFP business in 2008, and the purchase of assets and certain liabilities of the ADI audio business in 2009 and our internal development efforts, we have increased our sales in these application areas. Although we plan to continue to drive growth in these applications and other new areas, we still have significant portion of revenue coming from our legacy modem businesses. Our future success will depend in part upon our ability to offer products outside of this legacy business, and we face a number of risks in connection with these products, including those described in other risk factors in this report. We have in the past, and will likely in the future, expend substantial resources in developing new and additional products for new applications and markets. We may experience unforeseen difficulties and delays in developing these products and defects upon volume production and broad deployment. In addition, we will have limited experience in these new markets, and we may be unsuccessful in marketing and selling any products we develop for these or other new markets. The markets we choose to enter will likely be highly competitive and many of our competitors will have substantially more experience in these markets. Our success will depend on the growth of the markets we enter, the competitiveness of our products and our ability to increase our market share in these markets. If we choose to enter markets that do not achieve or sustain the growth we anticipate, or if our products are not competitive, we may not achieve volume sales, which may limit our future growth and would harm our results of operations.
The loss of a key customer could seriously impact our revenue levels and harm our business. In addition, if we are unable to continue to sell existing and new products to our key customers in significant quantities or to attract new significant customers, our future operating results could be adversely affected. In addition, if a second source supplier becomes available to a key customer for whom we are the sole supplier, our revenue from that key customer could be adversely affected.
We have derived a substantial portion of our past revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations.
Sales to our 20 largest customers, including distributors, represented approximately 84% and 85% of our net revenues in the fiscal quarters ended July 2, 2010 and July 3, 2009, respectively, and approximately 82% and 76% of our net revenues in the nine fiscal months ended July 2, 2010 and July 3, 2009, respectively. Sales to our 20 largest customers, including distributors, represented approximately 87%, 83% and 82% of our net revenues in the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007, respectively. For the fiscal quarters ended July 2, 2010 and July 3, 2009, one distributor accounted for 15% and 22%, respectively, of our net revenues. For the nine fiscal months ended July 2, 2010 and July 3, 2009, one distributor accounted for 14% and 20%, respectively, of our net revenues. For each of the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007, one distributor accounted for 23% of our net revenues. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:
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
The demand for our products can change quickly and in ways we may not anticipate because the markets we operate in generally exhibit the following characteristics:
•	rapid technological developments;

•	rapid changes in customer requirements;

•	frequent new product introductions and enhancements;

•	short product life cycles with declining prices over the life cycle of the products;

•	evolving industry standards; and

•	constant transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries, increased expenses and loss of design wins to our competitors.
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
For the fiscal quarters ended July 2, 2010 and July 3, 2009, net revenues from customers located outside of the United States (“U.S.”), primarily in the Asia-Pacific region, represented approximately 91% and 99%, respectively, of our total net revenues. For the nine fiscal months ended July 2, 2010 and July 3, 2009, net revenues from customers located outside of the U.S., primarily in the Asia-Pacific region, represented approximately 94% and 97%, respectively, of our total net revenues. In addition, many of our key suppliers are located outside of the U.S. Our international operations consist of research and development, sales offices, and other general and administrative functions. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:

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
Further, because most of our international sales are currently denominated in U.S. dollars, our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies. From time to time, we may enter into foreign currency forward exchange contracts to minimize risk of loss from currency exchange rate fluctuations for foreign currency commitments entered into during the ordinary course of business. We have not entered into foreign currency forward exchange contracts for other purposes. As of July 2, 2010, we did not have any outstanding foreign currency forward exchange contracts. Our financial condition and results of operations could be affected (adversely or favorably) by currency fluctuations.
We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 25% and 36% of our net revenues for the fiscal quarters ended July 2, 2010 and July 3, 2009, respectively, and 24% and 30% for the nine fiscal months ended July 2, 2010 and July 3, 2009, respectively. Our arrangements with these distributors are terminable at any time, and the loss of these arrangements could have an adverse effect on our operating results.
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 25% and 36% of our net revenues for the fiscal quarters ended July 2, 2010 and July 3, 2009, respectively, and 24% and 30% for the nine fiscal months ended July 2, 2010 and July 3, 2009, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other suppliers’ products and may not sell our products as quickly as forecasted, which may impact the distributors’ future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.
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
As a result of our various reorganization and restructuring related activities, we lease or own a number of domestic facilities in which we do not operate. At July 2, 2010, we had 407,175 square feet of leased space and 456,000 square feet of owned space, of which approximately 89% was being leased to third parties and 11% was vacant and offered for lease. Included in these amounts are 389,000 square feet of owned space in Newport Beach, California that we have leased to TowerJazz. As of July 2, 2010, the aggregate amount owed to landlords under space we lease but do not operate over the remaining terms of the leases was approximately $59.8 million and, of this amount, subtenants had lease obligations to us in the aggregate amount of $13.0 million. The space we have subleased to others is, in some cases, at rates less than the amounts we are required to pay landlords and, of the aggregate obligations we had to landlords for unused space at July 2, 2010, approximately $8.7 million was attributable to space we were attempting to sublease. In the event one or more of our subtenants fails to make lease payments to us or otherwise defaults on their obligations to us, we could incur substantial unanticipated payment obligations to landlords. In addition, in the event tenants of space we own fail to make lease payments to us or otherwise default on their obligations to us, we could be required to seek new tenants and we cannot assure you that our efforts to do so would be successful or that the rates at which we could do so would be attractive. In the event our estimates regarding our ability to sublet our available space are incorrect, we would be required to adjust our restructuring reserves, which could have a material impact on our financial results in the future.
We have historically incurred substantial losses and may incur additional future losses.
Our loss from continuing operations for the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007 was $40.5 million, $12.7 million and $179.3 million, respectively. These results have had a negative impact on our financial condition and operating cash flows. We cannot assure you that our business will be profitable or that we will not incur additional substantial losses in the future. Additional operating losses or lower than expected product sales will adversely affect our cash flow and financial condition and could impair our ability to satisfy our indebtedness obligations as such obligations come due.
The value of our warrant to purchase 6.1 million shares of Mindspeed common stock is subject to material increases and decreases in value based on factors beyond our control.
We have a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. At July 2, 2010 and October 2, 2009, the market value of Mindspeed common stock was $6.67 and $3.05 per share, respectively. We account for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included under other expense (income), net in the statement of operations for each period. At July 2, 2010 and October 2, 2009, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $16.4 million and $5.1 million, respectively. At July 2, 2010, the warrant was valued using the Black-Scholes-Merton model with an expected term of 3.00 years, expected volatility of 96%, risk-free interest rate of 1.00% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying consolidated balance sheets because we do not intend to liquidate any portion of the warrant in the next twelve months. At July 2, 2010 and October 2, 2009, the value of the warrant represented 5% and 1%, respectively, of total assets.
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
If any of the tax holidays or favorable tax incentives under which we operate in certain foreign jurisdictions are terminated, our results of operations may be materially and adversely affected.
We currently operate under tax holidays and favorable tax incentives in certain foreign jurisdictions. While we believe we qualify for these incentives that reduce our income taxes and operating costs, the incentives require us to meet specified criteria, which are subject to audit and review. We cannot assure that we will continue to meet such criteria and enjoy such tax holidays and incentives or realize any tax benefits from the tax holidays and incentives. If any of our tax holidays or incentives are terminated, our results of operations may be materially and adversely affected.
Our ability to use our net operating losses (“NOLs”) and other tax attributes to offset future taxable income could be limited by an ownership change and/or decisions by California and other states to suspend the use of NOLs.
We have significant NOLs, R&D tax credits, capitalized R&D and amortizable goodwill available to offset our future U.S. federal and state taxable income. A significant amount of our NOLs were acquired in the acquisition of certain of our subsidiaries. Those NOLs are subject to limitations imposed by Section 382 of the Internal Revenue Code (and applicable state law). In addition, our ability to utilize any of our NOLs and other tax attributes may be subject to significant limitations under Section 382 of the Internal Revenue Code (and applicable state law) if we undergo an ownership change. An ownership change occurs for purposes of Section 382 of the Internal Revenue Code if, among other things, 5% stockholders (i.e., stockholders who own or have owned 5% or more of our stock (with certain groups of less-than-5% stockholders treated as single stockholders for this purpose)) increase their aggregate percentage ownership of our common stock by more than fifty percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant testing period. Stock ownership for purposes of Section 382 of the Internal Revenue Code is determined under a complex set of attribution rules, so that a person is treated as owning stock directly, indirectly (i.e., through certain entities) and constructively (through certain related persons and certain unrelated persons acting as a group). In the event of an ownership change, Section 382 imposes an annual limitation (based upon our value at the time of the ownership change, as determined under Section 382 of the Internal Revenue Code) on the amount of taxable income a corporation may offset with NOLs. If we undergo an ownership change, Section 383 would also limit our ability to use R&D tax credits. In addition, if the tax basis of our assets exceeded the fair market value of our assets at the time of the ownership change, Section 382 could also limit our ability to use amortization of capitalized R&D and goodwill to offset taxable income for the first five years following an ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. As a result, our inability to utilize these NOLs, credits or amortization as a result of any ownership changes could adversely impact our operating results and financial condition.
In addition, California and certain states have suspended use of NOLs and credits for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use NOLs, credits and tax attributes in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition.

In the event of a change of control, we may not be able to repurchase our outstanding debt as required by the applicable indenture, which would result in a default under the indenture.
Upon a change of control, we will be required to offer to repurchase all of our senior notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the applicable repurchase date. As of July 2, 2010, the aggregate outstanding principal amount of the senior notes was $175.0 million. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our indebtedness.
We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial condition and results of operations.
At July 2, 2010, we had $109.9 million of goodwill and $4.6 million of intangible assets, net, which together represented approximately 37% of our total assets. In periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. If our market capitalization drops below our book value for a prolonged period of time, our assumptions regarding our future operating performance change or other indicators of impairment are present, we may be required to write-down the value of our goodwill and acquisition-related intangible assets by taking a charge against earnings.
Our remaining goodwill is associated with our business. Goodwill is tested at the reporting unit level annually in the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the fourth fiscal quarter of 2009, we determined that the fair value of our business was greater than its carrying value and therefore there was no impairment of goodwill as of October 2, 2009. There were no indicators of impairment requiring testing during the fiscal quarter ended July 2, 2010. Because of the significance of our remaining goodwill and intangible asset balances, any future impairment of these assets could have a material adverse effect on our financial condition and results of operations, although, as a charge, it would have no effect on our cash flow. Significant impairments may also impact shareholders’ equity (deficit).
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
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
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

CONEXANT SYSTEMS, INC. (Registrant)
Date: August 2, 2010	By	/s/ JEAN HU
Jean Hu
Chief Financial Officer, Treasurer and Senior Vice President, Business Development (principal financial officer)

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.