Form 10-K
period 2010-10-01
CONEXANT SYSTEMS INC
filed 2010-11-09
CIK 1069353

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-24923
CONEXANT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	25-1799439 (I.R.S. Employer Identification No.)
4000 MacArthur Boulevard Newport Beach, California (Address of principal executive offices)	92660-3095 (Zip code)

Registrant’s telephone number, including area code:
(949) 483-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, $0.01 Par Value Per Share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the closing price as reported on the NASDAQ Global Select Market on April 2, 2010) was approximately $287 million. Shares of voting stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of November 5, 2010 was 82,063,068.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on January 20, 2011 are incorporated by reference into Part III of the Form 10-K.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, the negatives of such expressions, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	our expectations regarding the market share of our products, growth in the markets we serve and our market opportunities;

•	our expectations regarding price and product competition;

•	our expectations regarding continued demand and future growth in demand for our products in the communications, PC and consumer markets we serve;

•	our expectations regarding the declines in our legacy products;

•	our plans and expectations regarding the transition of our semiconductor products to smaller line width geometries;

•	our expectation that we will be able to sustain the recoverability of our goodwill, intangible and tangible long-term assets;

•	our product development plans;

•	our expectations regarding the sale of our real property in Newport Beach;

•	our expectation that our largest customers will continue to account for a substantial portion of our revenue;

•	our expectations regarding our contractual obligations and commitments;

•	our expectation that we will be able to protect our products and services with proprietary technology and intellectual property protection;

•	our expectation that we will be able to meet our lease obligations (and other financial commitments);

•	our expectations, subject to the qualifications expressed, regarding the sufficiency of our existing sources of liquidity, together with cash expected to be generated from operations, to fund our operations, research and development, anticipated capital expenditures, and working capital for at least the next twelve months;

•	our expectation that we will be able to continue to rely on third party manufacturers to manufacture, assemble and test our products to meet our customers’ demands; and

•	our expectations that we will be able to use our net operating losses and other tax attributes to offset future taxable income.

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

General

We design, develop and sell semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for imaging, audio, embedded-modem, and video applications. These solutions include a comprehensive portfolio of imaging solutions for multifunction printers (MFPs), fax platforms, and interactive display frame market segments. Our audio solutions include high-definition (HD) audio integrated circuits, HD audio codecs, and speakers-on-a-chip solutions for personal computers, PC peripheral sound systems, audio subsystems, speakers, notebook docking stations, voice-over-IP speakerphones, USB headsets supporting Microsoft Office Communicator and Skype, and audio-enabled surveillance applications. We also offer a full suite of embedded-modem solutions for set-top boxes, point-of-sale systems, home automation and security systems, and desktop and notebook PCs. Additional products include decoders and media bridges for video surveillance, security and monitoring applications, and system solutions for analog video-based multimedia applications.

Our principal corporate office is located at 4000 MacArthur Boulevard, Newport Beach, CA 92660, and our main telephone number at that location is 949-483-4600. Our common stock trades on the NASDAQ Global Select Market under the symbol CNXT.

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

Divestitures

In August 2009, we completed the sale of certain assets related to our Broadband Access (“BBA”) business to Ikanos Communications, Inc. (“Ikanos”) for an aggregate consideration of approximately $54 million. Assets sold pursuant to the agreement with Ikanos include specified intellectual property, inventory, contracts, and tangible assets. Ikanos assumed certain liabilities, including obligations under transferred contracts and certain employee-related liabilities. We also granted to Ikanos a license to use certain of our retained technology assets in connection with Ikanos’ current and future products in certain fields of use, along with a patent license covering certain of our retained patents to make, use, and sell such products (or, in some cases, components of such products).

In August 2008, we completed the sale of certain assets related to our Broadband Media Processing (“BMP”) business to NXP B.V. (“NXP”) for an aggregate consideration of approximately $110 million. Assets sold pursuant to the agreement with NXP include, among other things, specified patents, inventory, contracts and intangible assets. NXP assumed certain liabilities, including obligations under transferred contracts and certain employee-related liabilities. We also granted NXP a license to use certain of our retained technology assets in connection with NXP’s current and future products in certain fields of use, along with a patent license covering certain of our retained patents to make, use and sell such products (or, in some cases, components of such products).

Strategy

Our objective is to become a leading supplier of semiconductor solutions and Application Specific Standard Products (ASSPs) to leading global original equipment manufacturer (OEM) and original design manufacturer (ODM) customers in consumer, communications, imaging, security, and computer markets. To achieve our objectives, we are pursuing the following strategies:

•	Focus our product portfolio on targeted markets and growth opportunities where we can leverage our core expertise in analog and mixed-signal design, digital signal processing (DSP), firmware and software development, and our extensive applications knowledge to strengthen our market positions and expand market share.

•	Capitalize on the depth of our global engineering talent and strength of our sales and marketing channels to expand into adjacent markets and provide innovative solutions to capture additional semiconductor content.

•	Leverage our strong customer base and expand strategic relationships with industry-leading OEMs/ODMs to maximize design wins.

Products and Markets

Our expertise in analog and mixed-signal processing, DSP, firmware and software, and applications knowledge allows us to deliver semiconductor devices and integrated systems for consumer electronics products. We organize our products to address opportunities in imaging, audio, embedded-modem, and video applications as more fully described below. We expect that our future products will focus on leveraging our imaging, audio, and video solutions to address technology convergence opportunities within the markets we address, and adjacent high-growth markets. We consider all products to fall into one class of products-semiconductor devices. We position our devices to address the following applications:

Imaging Applications.  Our imaging product portfolio includes highly integrated multifunction printers (MFPs) system-on-chip (SoC) solutions for inkjet, laser, and photo printers, and high-performance system solutions for interactive display appliances with Internet connectivity. We also provide SoCs and datapumps for facsimile applications. We believe that our combined imaging intellectual property, MFP systems knowledge, and extensive firmware and software stacks uniquely position us to successfully address the increasing demand for printers that feature higher print speed, copy speed, and quality. Our current architecture also enables us to support the trend to PC independent printing, which we believe will allow us to capture additional market share as cloud computing printing and mobile printing spur future demand. We also expect to benefit from the trend at major OEM printer companies who currently design their own silicon to outsource MFP designs to merchant semiconductor providers.

Audio Applications.  Over the last decade we have created an extensive intellectual property portfolio by developing advanced voice and audio algorithms running on a DSP. Our innovative technical algorithms include 3D expansion (phantom speaker), dynamic range compression, and stage enhancement (BrightSoundtm) that improve the consumer audio experience in small speakers that are used in products such as mobile Internet devices, portable media players, and smartphone docking stations. Our solutions include HD audio integrated circuits, and HD audio codecs with an integrated Class-D amplifier, which enables higher audio performance at lower power consumption. With the convergence of entertainment and communications applications, we expect the demand for audio solutions with integrated voice and audio functionality to grow significantly. To address this opportunity, we offer “speakers-on-a-chip” solutions for applications including PC speakers, audio subsystems, notebook docking stations, VoIP speakerphones, USB headsets supporting Microsoft Office Communicator and Skype, and surveillance applications, as well as for interactive display appliances and tablet PCs. We also provide audio solutions for notebook computers to OEMs and ODMs globally. In the first quarter of fiscal 2009, we strengthened our product portfolio by entering into an exclusive agreement with Analog Devices Inc. (ADI) to manufacture, distribute and support ADI’s complementary PC audio codec product family.

Embedded-Modem Applications.  We have a long history of technological innovation and leadership in modem technology, including the development of the world’s first analog modem chip. Our analog modem solutions have connected hundreds of millions of users worldwide to the Internet through their desktop and notebook PCs. Today, the majority of our analog modem solutions are used in embedded applications, including television set-top boxes for back channel applications, point-of-sale (POS) terminals, home automation and security systems and various industrial applications.

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

We introduced a new ASSP designed to provide the video processing for wireless cameras targeted at home security and monitoring. This product, with its low power and ease of use, is ideally suited for motion sensors with visual verification, intercoms, baby monitors, and various remote monitoring products. We will continue to evolve this line focused on enhanced video capabilities and low power, which will broaden our reach into the growing home security and monitoring markets and allow us to cover a broad range of applications from the very low-end monitoring and do-it-yourself security systems to commercial multi-channel DVRs.

Research and Development

We have significant research, development, engineering and product design capabilities. As of October 1, 2010, we had 319 employees engaged in research and development activities at multiple design centers worldwide as compared to 308 employees as of October 2, 2009 and 814 employees as of October 3, 2008. The significant decrease in employees reflects the reduction of approximately 355 employees in connection with our sale in August 2009 of our BBA business, as well as continued right-sizing efforts made throughout the fiscal year 2009.

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

Our continuing operations incurred research and development expenses of $55.7 million, $51.4 million and $58.4 million during fiscal 2010, 2009 and 2008, respectively.

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

Customers, Marketing and Sales

We market and sell our semiconductor products and system solutions directly to leading OEMs of communication electronics products and indirectly through electronic components distributors, channel partners, and resellers.

Sales to distributors and resellers accounted for approximately 24%, 36% and 34% of our net revenues in fiscal 2010, 2009 and 2008, respectively. In fiscal 2010, 2009 and 2008, there was one distributor, Sertek Incorporated, that accounted for 13%, 23% and 23% of our net revenues, respectively. Sales to our twenty largest customers accounted for approximately 82%, 87% and 83% of our net revenues in fiscal years 2010, 2009 and 2008, respectively.

Revenues derived from customers located in the Americas, the Asia-Pacific region and in Europe, the Middle East and Africa, as a percentage of total net revenues, were as follows:

	Fiscal Year Ended
	2010	2009	2008

United States	6%	3%	3%

Other Americas	2%	1%	3%
China	60%	64%	64%
Taiwan	10%	7%	6%
Other Asia-Pacific	21%	24%	22%
Europe, Middle East and Africa	1%	1%	2%

Total foreign	94%	97%	97%

	100%	100%	100%

A portion of the products we sell to OEMs and third-party manufacturing service providers in China and the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe.

We have a worldwide sales and marketing organization comprised of 129 employees as of October 1, 2010 in various domestic and international locations. To complement our direct sales and customer support efforts, we also sell our products through independent manufacturers’ representatives, distributors, resellers, and dealers. In addition, our design and applications engineering staff is actively involved with customers during all phases of design and production and provides customer support through our worldwide sales offices, which are generally in close proximity to customers’ facilities.

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

We compete primarily with Integrated Device Technology, Inc., LSI Corporation, Marvell Technology Group Ltd., Realtek Semiconductor Corporation, Silicon Laboratories, Inc., Intersil Corporation, Wolfson Microelectronics plc, and Zoran Corporation.

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

Employees

As of October 1, 2010, we had 596 employees. None of our employees are covered by collective bargaining agreements. We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly-skilled and dedicated employees.

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

We are a much smaller company than in the recent past with a narrower, less diversified and more focused portfolio of products. Our smaller size could cause our cash flow and growth prospects to be more volatile and make us more vulnerable to focused competition. We will also have less capital available for research and development and for strategic investments and acquisitions. As a smaller company, we will be subject to greater revenue fluctuations if our older product lines sales were to decline faster than we anticipate. Moreover, we could also face greater challenges in satisfying or refinancing our debt obligations as they become due. In addition, we may not be able to appropriately restructure our supporting functions to fit the needs of a smaller company.

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

Our operating results depend largely on our ability to introduce new and enhanced semiconductor products on a timely basis to enable us to grow and to replace decreasing revenue from our established legacy products, which include wireless networking solutions, computer modems and modems for digital television platforms in Japan. Successful product development and introduction depends on numerous factors, including, among others, our ability to:

•	anticipate customer and market requirements and changes in technology and industry standards;

•	define accurately new products;

•	complete development of new products and bring our products to market on a timely basis;

•	differentiate our products from offerings of our competitors;

•	achieve overall market acceptance of our products; and

•	coordinate product development efforts between and among our sites, particularly in India and China, to manage the development of products at remote geographic locations.

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

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. Recent domestic and global economic weakness and uncertainty have presented unprecedented and challenging conditions reflecting continued concerns about the availability and cost of credit, the U.S. mortgage market, declining real estate values, increased energy costs, decreased consumer confidence and spending and added concerns fueled by the U.S. federal government’s interventions in the U.S. financial and credit markets. These conditions have contributed to instability in both U.S. and international capital and credit markets and diminished expectations for the U.S. and global economy. In addition, these conditions make it extremely difficult for our customers to accurately forecast and plan future business activities and could cause U.S. and foreign businesses to slow spending on our products, which could cause our sales to decrease or result in an extension of our sales cycles. Further, given uncertainty in the economic environment, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industry. If the economy or markets in which we operate continue to be subject to these adverse economic conditions, our business, financial condition, cash flow and results of operations will be adversely affected.

Since we have limited visibility as to the volume of sales of our products by our customers and inventory levels of our products held by our customers, our ability to forecast accurately future demand for and sales of our products is limited.

We sell our chipsets to OEMs, who integrate our chipsets into their products, or to ODMs who include our chipsets in the products they supply to OEMs. We have limited visibility as to the volume of our products that our OEM and ODM customers are selling to their customers or carrying in their inventory. If our customers have excess inventory or experience a slowing of products sold through to their end customers, it would likely result in a slowdown in orders from our customers and adversely impact our future sales and inventory.

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

We have focused our R&D investments in Imaging, Audio and Video areas. Through the acquisition of the Sigmatel MFP business in 2008, and the purchase of assets and certain liabilities of the ADI audio business in 2009 and our internal development efforts, we have increased our sales in these application areas. Although we plan to continue to drive growth in these applications and other new areas, we still have a significant portion of revenue coming from our legacy modem businesses. Our future success will depend in part upon our ability to offer products outside of this legacy business, and we face a number of risks in connection with these products, including those described in other risk factors in this report. We have in the past, and will likely in the future, expend substantial resources in developing new and additional products for new applications and markets. We may experience unforeseen difficulties and delays in developing these products and defects upon volume production and broad deployment. In addition, we will have limited experience in these new markets, and we may be unsuccessful in marketing and selling any products we develop for these or other new markets. The markets we choose to enter will likely be highly competitive and many of our competitors will have substantially more experience in these markets. Our success will depend on the growth of the markets we enter, the competitiveness of our products and our ability to increase our market share in these markets. If we choose to enter markets that do not achieve or sustain the growth we anticipate, or if our products are not competitive, we may not achieve volume sales, which may limit our future growth and would harm our results of operations.

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

We have derived a substantial portion of our past revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to our 20 largest customers, including distributors, represented approximately 82%, 87% and 83% of our net revenues in fiscal years ended October 1, 2010, October 2, 2009 and October 3, 2008, respectively. For fiscal years ended October 1, 2010, October 2, 2009 and October 3, 2008, one distributor accounted for 13%, 23% and 23% of our net revenues, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

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

Our operating and financial flexibility is limited by the terms of the agreement governing our accounts receivable financing facility and the terms of the indenture governing our senior secured notes due 2015.

The agreement governing our accounts receivable financing facility and the indenture governing our senior secured notes due 2015 contain financial and other covenants that may limit our ability to take, or prevent us from taking, certain actions that we believe are in the best interests of our business and our stockholders. For example, the indenture governing our senior secured notes contains covenants that restrict, subject to certain exceptions, our ability and the ability of our subsidiaries who are guarantors of our senior secured notes to incur or guarantee additional indebtedness or issue certain redeemable or preferred stock; repurchase capital stock; pay dividends on or make other distributions in respect of our capital stock or make other restricted payments; make certain investments; create liens; redeem junior debt; sell certain assets; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain types of transactions with affiliates; and enter into sale-leaseback transactions. In addition, we are required to use the proceeds of certain asset dispositions to offer to repurchase our senior secured notes if we do not use the proceeds within 360 days to invest in assets (other than current assets) to be used in our business; and this requirement limits our ability to use asset sale proceeds to fund our operations. The restrictions imposed by the agreement governing our accounts receivable financing facility and the indenture governing our senior secured notes may prevent us from taking actions that could help to grow our business or increase the value of our securities.

We are subject to the risks of doing business internationally.

For the fiscal years ended October 1, 2010, October 2, 2009 and October 3, 2008, net revenues from customers located outside of the United States (“U.S.”), primarily in the Asia-Pacific region, represented approximately 94%, 97% and 97%, respectively, of our total net revenues. In addition, many of our key suppliers are located outside of the U.S. Our international operations consist of research and development, sales offices, and other general and administrative functions. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:

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

Further, because most of our international sales are currently denominated in U.S. dollars, our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies. From time to time, we may enter into foreign currency forward exchange contracts to minimize risk of loss from currency exchange rate fluctuations for foreign currency commitments entered into during the ordinary course of business. We have not entered into foreign currency forward exchange contracts for other purposes. As of October 1, 2010, we did not have any outstanding foreign currency exchange contracts. Our financial condition and results of operations could be affected (adversely or favorably) by currency fluctuations.

We also conduct a significant portion of our international sales through distributors. Sales to distributors and other resellers accounted for approximately 24%, 36% and 34% of our net revenues for the fiscal years ended October 1, 2010, October 2, 2009 and October 3, 2008, respectively. Our arrangements with these distributors are terminable at any time, and the loss of these arrangements could have an adverse effect on our operating results.

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

Moreover, if we consummate such transactions, they could result in:

•	write-offs of in-process research and development;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	the potential loss of key employees from the acquired company;

•	amortization expenses related to intangible assets; and

•	the diversion of management’s attention from other business concerns.

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

Moreover, in the event that we have unprofitable operations or products, we may be forced to restructure or divest such operations or products. There is no guarantee that we will be able to restructure or divest such operations or products on a timely basis or at a value that will avoid further losses or that will successfully mitigate the negative impact on our overall operations or financial results.

Uncertainties involving the ordering and shipment of our products could adversely affect our business.

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 24%, 36% and 34% of our net revenues for the fiscal years ended October 1, 2010, October 2, 2009 and October 3, 2008, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other suppliers’ products and may not sell our products as quickly as forecasted, which may impact the distributors’ future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously-sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

We are dependent upon third parties for the manufacture, assembly and testing of our products.

We are entirely dependent upon outside wafer fabrication facilities (known as foundries or fabs). Therefore, our revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer fabrication capacity. If the semiconductor industry experiences a shortage of wafer fabrication capacity in the future, we risk experiencing delays in access to key process technologies, production or shipments and increased manufacturing costs. Moreover, our foundry partners often require significant amounts of financing in order to build or expand wafer fabrication facilities. However, current uncertain economic conditions have also resulted in a tightening in the credit markets, decreased the level of liquidity in many financial markets and resulted in significant volatility in the credit and equity markets. These conditions may make it difficult for foundries to obtain adequate or historical levels of capital to finance the building or expansion of their wafer fabrication facilities, which would have an adverse impact on their production capacity and could in turn negatively impact our wafer output. In addition, certain of our suppliers have required that we keep in place standby letters of credit for all or part of the products we order. Such requirement, or a requirement that we pre-pay for all or part of vendor invoices or that we shorten our payment cycle times in the future, may negatively impact our liquidity and cash position, or may not be available to us due to our then-current liquidity or cash position, and would have a negative impact on our ability to produce and deliver products to our customers on a timely basis.

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

We are also dependent upon third parties for the assembly and testing of our products. Our reliance on others to assemble and test our products subjects us to many of the same risks that we have with respect to our reliance on outside foundries. Wafer fabrication processes are subject to obsolescence, and foundries may discontinue a process used for certain of our products. In such event, we generally offer our customers a “last time buy” program to satisfy their anticipated requirements for that product. The unanticipated discontinuation of wafer fabrication processes on which we rely may adversely affect our revenues and our customer relationships.

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

As a result of our various reorganization and restructuring related activities, we lease or own a number of domestic facilities in which we do not operate. At October 1, 2010, we had 407,175 square feet of leased space and 456,000 square feet of owned space, of which approximately 89% was being leased to third parties and 11% was vacant and offered for lease. Included in these amounts are 389,000 square feet of owned space in Newport Beach, California that we have leased to TowerJazz (formerly Jazz Semiconductor, Inc.). As of October 1, 2010, the aggregate amount owed to landlords under space we lease but do not operate over the remaining terms of the leases was approximately $56.0 million and, of this amount, subtenants had lease obligations to us in the aggregate amount of $13.7 million. The space we have subleased to others is, in some cases, at rates less than the amounts we are required to pay landlords and, of the aggregate obligations we had to landlords for unused space at October 1, 2010, approximately $7.0 million was attributable to space we were attempting to sublease. In the event one or more of our subtenants fails to make lease payments to us or otherwise defaults on their obligations to us, we could incur substantial unanticipated payment obligations to landlords. In addition, in the event tenants of space we own fail to make lease payments to us or otherwise default on their obligations to us, we could be required to seek new tenants and we cannot assure you that our efforts to do so would be successful or that the rates at which we could do so would be attractive. In the event our estimates regarding our ability to sublet our available space are incorrect, we would be required to adjust our restructuring reserves, which could have a material impact on our financial results in the future.

We have historically incurred substantial losses and may incur additional future losses.

Our loss from continuing operations (as retrospectively adjusted) for the fiscal years ended October 2, 2009 and October 3, 2008 was $40.5 million and $12.7 million, respectively. These results have had a negative impact on our financial condition and operating cash flows. We cannot assure you that our business will be profitable or that we will not incur additional substantial losses in the future. Additional operating losses or lower than expected product sales will adversely affect our cash flow and financial condition and could impair our ability to satisfy our indebtedness obligations as such obligations come due.

The value of our warrant to purchase 6.1 million shares of Mindspeed common stock is subject to material increases and decreases in value based on factors beyond our control.

We have a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. At October 1, 2010 and October 2, 2009, the market value of Mindspeed common stock was $7.73 and $3.05 per share, respectively. We account for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included under other expense (income), net in the statement of operations for each period. At October 1, 2010 and October 2, 2009, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $20.7 million and $5.1 million, respectively. At October 1, 2010, the warrant was valued using the Black-Scholes-Merton model with an expected term of 2.75 years, expected volatility of 101%, risk-free interest rate of 0.58% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying consolidated balance sheets because we do not intend to liquidate any portion of the warrant in the next twelve months. At October 1, 2010 and October 2, 2009, the value of the warrant represented 7% and 1%, respectively, of total assets.

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

If any of the tax holidays or favorable tax incentives under which we operated in certain foreign jurisdictions are disallowed, our results of operations may be materially and adversely affected.

We operated under tax holidays and favorable tax incentives in certain foreign jurisdictions. While we believe we qualified for these incentives that reduced our income taxes and operating costs, the incentives required us to meet specified criteria, which are subject to audit and review. We cannot assure you that we met such criteria that would enable us to enjoy such tax holidays and incentives or realize any tax benefits from the tax holidays and incentives. If any of our tax holidays or incentives are terminated, our results of operations may be materially and adversely affected.

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

Upon a change of control, we will be required to offer to repurchase all of our senior notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the applicable repurchase date. As of October 1, 2010, the aggregate outstanding principal amount of the senior notes was $175.0 million. Future debt agreements may contain similar provisions. We may not have the financial resources to repurchase our indebtedness.

We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial condition and results of operations.

At October 1, 2010, we had $109.9 million of goodwill and $4.3 million of intangible assets, net, which together represented approximately 37% of our total assets. In periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. If our market capitalization drops below our book value for a prolonged period of time, our assumptions regarding our future operating performance change or other indicators of impairment are present, we may be required to write-down the value of our goodwill and acquisition-related intangible assets by taking a charge against earnings.

Our remaining goodwill is associated with our business. Goodwill is tested at the reporting unit level annually in the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the fourth fiscal quarter of 2010, we determined that the fair value of our business was greater than its carrying value and therefore there was no impairment of goodwill as of October 1, 2010. Because of the significance of our remaining goodwill and intangible asset balances, any future impairment of these assets could have a material adverse effect on our financial condition and results of operations, although, as a charge, it would have no effect on our cash flow. Significant impairments may also impact shareholders’ equity (deficit).

Our revenues, cash flow from operations and results of operations have fluctuated in the past and may fluctuate in the future, particularly given uncertain domestic and global economic conditions.

Our revenues, cash flow and results of operations have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	adverse economic conditions, including the unavailability or high cost of credit to our customers;

•	the inability of our customers to forecast demand based on uncertain economic conditions;

•	seasonal customer demand;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product and technology introductions by competitors;

•	changes in the mix of products we develop and sell;

•	fluctuations in manufacturing yields;

•	availability and cost of products from our suppliers;

•	intellectual property disputes; and

•	the effect of competitive pricing pressures, including decreases in average selling prices of our products.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our business, financial condition, cash flow and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located in Newport Beach, California. Our other principal facility in the United States is located in Waltham, Massachusetts. Activities at these locations include research and development (including design centers) and operations functions. We also have facilities in India and China. The following table summarizes the locations and respective square footage of the facilities in which we operated at October 1, 2010 (square footage in thousands):

	Leased	Owned
	Square	Square
	Footage	Footage	Total

United States:
Newport Beach, California	106	51	157
Waltham, MA	29	—	29

	135	51	186
India	20	—	20
China	27	—	27
Other Asia	37	—	37
Europe	3	—	3

	222	51	273

As a result of our various reorganization and restructuring-related activities, we also lease or own a number of domestic facilities in which we do not operate. At October 1, 2010, we had 407,175 square feet of leased space and 456,000 square feet of owned space, of which approximately 89% was being leased to third parties and 11% was vacant and offered for lease. Included in these amounts are 389,000 square feet of owned space in Newport Beach that we have leased to TowerJazz (formerly Jazz Semiconductor, Inc.).

We own approximately 25 acres of land in Newport Beach, California, including the land on which our 456,000 square feet of owned space is located. We have determined that approximately 17 acres of this property currently zoned for light industrial use could be sold and/or re-developed under the current provisions of our lease agreement with TowerJazz. Under the passage of a new general plan for the City of Newport Beach in November 2006, we initiated efforts to re-zone the property for mixed use (e.g., residential, retail, etc.) and secure entitlements to maximize the value of this land. On September 28, 2010, the Newport Beach City Council unanimously approved our conceptual mixed use (residential/commercial) development plan. This approval is the first step in obtaining the City of Newport Beach’s final entitlement approvals specific to our land. An exact date for when the entitlements will be completed is still unclear but efforts continue with the City of Newport Beach.

In November 2009, we committed to a plan for the sale of certain of this property located on Jamboree Road adjacent to our Newport Beach headquarters. We have retained a broker to solicit bids from potential buyers for the land. A buyer would be selected based upon their ability to acquire our land in the current real estate market. These marketing and sales efforts are continuing.

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

Item 3.	Legal Proceedings

None

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CNXT”. The following table lists the high and low intra-day sale prices for our common stock as reported by the NASDAQ Global Select Market for the periods indicated:

	High	Low

Fiscal year ended October 1, 2010:
Fourth quarter	$2.48	$1.38
Third quarter	4.20	2.02
Second quarter	5.17	2.30
First quarter	3.31	2.04
Fiscal year ended October 2, 2009:
Fourth quarter	$3.95	$1.11
Third quarter	1.74	0.68
Second quarter	0.86	0.26
First quarter	3.35	0.64

At October 29, 2010, there were approximately 27,234 holders of record of our common stock.

We have never paid cash dividends on our common stock. We are also currently prohibited from paying cash dividends under the terms of our senior secured notes indenture. Accordingly, we currently intend to retain any earnings for use in our business and to repay our indebtedness, and do not anticipate paying cash dividends in the foreseeable future.

Shareowner Return Performance Graph

Set forth below is a line graph comparing the cumulative total shareowner return on our common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Nasdaq Electronic Components Index for the five-year period ended October 1, 2010. The graph assumes that $100 was invested in each of our common stock, the Standard & Poor’s 500 Stock Index and the Nasdaq Electronic Components Index at the respective closing prices on September 30, 2005, the last trading day before the beginning of our fifth preceding fiscal year and that all dividends were reinvested, and is adjusted to give effect to our June 30, 2008 reverse stock split. No cash dividends have been paid or declared on our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Conexant Systems, Inc., The S&P 500 Index
And The NASDAQ Electronic Components Index

*	$100 invested on 9/30/05 in stock or index, including reinvestment of dividends. Fiscal year ending Friday nearest to September 30 of each year.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/05	9/06	9/07	9/08	9/09	9/10
Conexant Systems, Inc.	100.00	111.73	67.04	22.40	15.31	9.16
S&P 500	100.00	110.79	129.01	100.66	93.70	103.22
NASDAQ Electronic Components	100.00	95.01	114.47	80.09	86.57	91.20

Item 6.	Selected Financial Data

On October 3, 2009, the Company adopted the accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The provisions of the accounting guidance were retrospectively applied, and all prior period amounts have been adjusted to apply the method of accounting.

In August 2009, the Company completed the sale of its Broadband Access (“BBA”) business to Ikanos Communications, Inc. and in August 2008, the Company completed the sale of its Broadband Media Processing (“BMP”) business unit to NXP B.V. The selected financial data for all periods have been restated to reflect the BMP and BBA businesses as discontinued operations.

The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Fiscal Year Ended
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Statement of Operations Data:
Net revenues	$240,726	$208,427	$331,504	$360,703	$485,571
Cost of goods sold(1)	94,157	86,674	137,251	161,972	223,809

Gain on cancellation of supply agreement(2)	—	—	—	—	(17,500)

Gross margin	146,569	121,753	194,253	198,731	279,262

Operating expenses:
Research and development(1)	55,745	51,351	58,439	91,885	101,274
Selling, general and administrative(1)	48,249	62,740	77,905	80,893	89,863
Amortization of intangible assets	1,249	2,976	3,652	9,555	18,450
Gain on sale of intellectual property(3)	—	(12,858)	—	—	—
Asset impairments(4)	—	5,672	277	225,380	85
Special charges(5)	837	18,983	18,682	8,360	3,731

Total operating expenses	106,080	128,864	158,955	416,073	213,403

Operating income (loss)	40,489	(7,111)	35,298	(217,342)	65,859
Interest expense	30,072	34,693	40,713	48,798	39,540
Other (income) expense, net	(12,455)	(5,025)	9,223	(36,505)	14,281

Income (loss) from continuing operations before income taxes and (loss) gain on equity method investments	22,872	(36,779)	(14,638)	(229,635)	12,038
Provision for income taxes	567	871	849	798	889

Income (loss) from continuing operations before (loss) gain on equity method investments	22,305	(37,650)	(15,487)	(230,433)	11,149
(Loss) gain on equity method investments	(66)	(2,807)	2,804	51,182	(8,164)

Income (loss) from continuing operations	22,239	(40,457)	(12,683)	(179,251)	2,985
Gain on sale of discontinued operations, net of tax(6)	—	39,170	6,268	—	—
Loss from discontinued operations, net of tax(1)(6)	(2,005)	(17,521)	(306,670)	(235,056)	(132,549)

Net income (loss)	$20,234	$(18,808)	$(313,085)	$(414,307)	$(129,564)

	Fiscal Year Ended
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Income (loss) per share from continuing operations — basic	$0.31	$(0.81)	$(0.26)	$(3.67)	$0.06

Income (loss) per share from continuing operations — diluted	$0.30	$(0.81)	$(0.26)	$(3.67)	$0.06

Gain per share from sale of discontinued operations — basic and diluted	$0.00	$0.78	$0.13	$0.00	$0.00

Loss per share from discontinued operations — basic	$(0.03)	$(0.35)	$(6.21)	$(4.80)	$(2.76)

Loss per share from discontinued operations — diluted	$(0.03)	$(0.35)	$(6.21)	$(4.80)	$(2.71)

Net income (loss) per share — basic	$0.28	$(0.38)	$(6.34)	$(8.47)	$(2.70)

Net income (loss) per share — diluted	$0.27	$(0.38)	$(6.34)	$(8.47)	$(2.65)

Balance Sheet Data at Fiscal Year End:

	2010	2009	2008	2007	2006
	(In thousands)

Working capital(7)	$79,472	$42,047	$115,617	$318,360	$127,635
Total assets	305,844	350,201	445,284	984,365	1,571,544
Short-term debt	10,978	28,653	40,117	80,000	80,000
Current portion of long-term debt	—	61,400	17,707	58,000	188,375
Long-term obligations	230,740	290,667	394,597	474,591	540,035
Shareholders’ equity (deficit)	12,092	(97,778)	(102,416)	193,742	569,170

(1)	Stock-based compensation expense included within cost of goods sold, research and development expense, and selling, general and administrative expense in fiscal 2010, 2009, 2008, 2007 and 2006 is based on the fair value of all stock options, stock awards and employee stock purchase plan shares. Non-cash employee stock-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended
	2010	2009	2008	2007	2006
	(In thousands)

Cost of goods sold	$298	$247	$370	$426	$382
Research and development	1,681	869	2,725	6,157	9,249
Selling, general and administrative	4,700	3,736	9,185	7,271	19,312
Loss from discontinued operations, net of tax	(30)	868	3,589	5,897	16,632

(2)	In fiscal 2006, Conexant and Jazz Semiconductor, Inc. (Jazz) terminated a wafer supply and services agreement. In lieu of credits towards future purchases of product from Jazz, we received additional shares of Jazz common stock and recorded a gain of $17.5 million.

(3)	In fiscal 2009, we recorded a $12.9 million gain on sale of intellectual property.

(4)	In fiscal 2007, we recorded $184.7 million of goodwill impairment charges, $30.3 million of intangible impairment charges and $6.1 million of property, plant and equipment impairment charges associated with our Embedded Wireless Network products.

(5)	Special charges include the following related to the settlement of legal matters and restructuring charges, among others (in thousands):

	Fiscal Year Ended
	2010	2009	2008	2007	2006
	(In thousands)

Legal settlements	$589	$3,475	$—	$1,497	$—
Restructuring charges	(282)	15,116	11,539	7,227	3,641

(6)	As a result of our decision to sell certain assets and liabilities of the BMP and BBA business units in fiscal 2008 and 2009, respectively, the results of the BMP and BBA business and the gain on sale of the BMP business are reported as discontinued operations for all periods presented.

(7)	Working capital is defined as current assets minus current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this report and the Risk Factors included in Part I, Item 1A of this report, as well as other cautionary statements and risks described elsewhere in this report.

Overview

We design, develop and sell semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for imaging, audio, embedded-modem, and video applications. These solutions include a comprehensive portfolio of imaging solutions for multifunction printers (MFPs), fax platforms, and interactive display frame market segments. Our audio solutions include high-definition (HD) audio integrated circuits, HD audio codecs, and speakers-on-a-chip solutions for personal computers, PC peripheral sound systems, audio subsystems, speakers, notebook docking stations, voice-over-IP speakerphones, USB headsets supporting Microsoft Office Communicator and Skype, and audio-enabled surveillance applications. We also offer a full suite of embedded-modem solutions for set-top boxes, point-of-sale systems, home automation and security systems, and desktop and notebook PCs. Additional products include decoders and media bridges for video surveillance, security and monitoring applications, and system solutions for analog video-based multimedia applications.

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2010 and 2009 were 52-week years and ended on October 1, 2010 and October 2, 2009, respectively. Fiscal year 2008 was a 53-week year and ended on October 3, 2008.

Sale of Property

In November 2009, we committed to a plan for the sale of certain of our property located on Jamboree Road adjacent to our Newport Beach, California headquarters. The property consists of an approximately 25-acre site, including two leased buildings, certain personal property on the site, and all easements and other intangible rights appurtenant to the property. We determined that this property met the criteria for “held for sale” in accordance with the accounting guidance for impairment or disposal of long-lived assets and have presented the respective group of assets separately on the consolidated balance sheet as of October 1, 2010.

Discontinued Operations

Broadband Access Business

In August 2009, we completed the sale of our Broadband Access (“BBA”) business to Ikanos Communications, Inc. (“Ikanos”). The results of the BBA business have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

Broadband Media Processing Business

In August 2008, we completed the sale of our Broadband Media Processing (“BMP”) business to NXP B.V. (“NXP”). The results of the BMP business have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

We anticipate continuing to accumulate pretax losses in discontinued operations due to accretion on lease liability from a restructured facility related to the BMP business.

Business Enterprise Segments

We operate in one reportable segment, the semiconductor system solutions market. Based on the accounting guidance in accordance with Segment Reporting, public business enterprises must report information about operating segments in their annual consolidated financial statements. Following our sale of the BBA operating segment, the results of which have been classified in discontinued operations, we have one remaining operating segment, comprised of one reporting unit, which was identified based upon the availability of discrete financial information and the chief operating decision makers’ regular review of the financial information for this operating segment. Additional geographic segment reporting information is included in Note 16 to consolidated financial statements in this report.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, valuation of warrants and strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, restructuring costs, and other loss contingencies. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances. The results of our estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

Revenue recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times per year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with accounting guidance for revenue recognition when right of return exists. Development revenue is recognized when services are performed and was not significant for any periods presented.

Revenue with respect to sales to customers, to whom we have significant obligations after delivery, is deferred until all significant obligations have been completed.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We use a specific identification method for some items, and a percentage of aged receivables for others. The percentages are determined based on our past experience. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required. At October 1, 2010 and October 2, 2009, our allowances for doubtful accounts were within management’s expectations.

Derivatives

We account for derivatives in accordance with guidance on derivatives and hedging. As of October 1, 2010, derivatives consisted of our warrant to purchase 6.1 million shares of Mindspeed common stock. The fair value of this warrant is determined using a standard Black-Scholes-Merton valuation model with assumptions consistent with current market conditions and our intent to liquidate the warrant over a specified time period. The Black-Scholes-Merton valuation model requires the input of highly-subjective assumptions, including expected stock price volatility. Changes in these assumptions, or in the underlying valuation model, could cause the fair value of the Mindspeed warrant to vary significantly from period to period. There were no changes to the assumptions or underlying valuation model during the current fiscal year. Changes in the value of the warrant are recorded in income in the period in which they occur.

Inventories

We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand, generally over twelve months. Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycle information. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand or product pricing is lower than originally projected, additional inventory write-downs may be required. Further, on a quarterly basis, we assess the net realizable value of our inventories. When the estimated average selling price of our inventory, net of selling expenses, falls below our inventory cost, we adjust our inventory to the current estimated market value.

Long-lived assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill) are amortized over their estimated useful lives. They are also continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models. During fiscal year 2010, there were no triggering events or circumstances indicating an impairment of long-lived assets.

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

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. In our annual test in the fourth fiscal quarter of 2010, we assessed the fair value of our reporting unit for purposes of goodwill impairment testing based upon the fair value of the quoted market price of our common stock, which we believe is an accurate method of calculating fair value. The resulting fair value of the reporting unit is then compared to the carrying amounts of the net assets of the reporting unit, including goodwill. As we have only one reporting unit, the carrying amount of the reporting unit equals our net book value.

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

All of the goodwill reported on our balance sheet is attributable to our single reporting unit. During the fourth fiscal quarter of 2010, we determined, based on the methods described above, that the fair value of our single reporting unit is substantially in excess of the carrying value of our single reporting unit and therefore there is no impairment of goodwill as of October 1, 2010.

Income Taxes

We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence, such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and the full utilization of our loss carryback opportunities, management has concluded that a full valuation allowance against our net deferred tax assets is appropriate in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, a valuation allowance is recorded to reduce the net deferred tax assets to the amount management believes is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, a reduction to income tax expense may be recorded in the period of such realization.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position in accordance with the accounting guidance for uncertainty in income taxes. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to these unrecognized tax benefits in the income tax provision.

The accounting guidance also provides for derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If, based on new facts that arise in a period, management ultimately determines that the payment of these liabilities will be unnecessary, the liability will be reversed and we will recognize a tax benefit during the period in which it is determined the liability no longer applies. Conversely, we may record additional tax charges in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for federal, state or foreign taxes may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

Valuation of equity securities

We have a portfolio of investments in non-marketable equity securities. We review equity securities periodically for other-than-temporary impairments, which requires significant judgment. In determining whether a decline in value is other-than-temporary, we evaluate, among other factors, (i) the duration and extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. These reviews may include assessments of each investee’s financial condition, its business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or by others. We have experienced substantial impairments in the value of our equity securities over the past few years. Future adverse changes in market conditions or poor operating results of underlying investments could result in our inability to recover the carrying amounts of our investments, which could require additional impairment charges to write-down the carrying amounts of such investments.

Stock-based compensation

We recognize the fair-value of stock-based compensation awards at the date of grant using the Black-Scholes option pricing model. In addition, forfeitures are estimated when recognizing compensation expense and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

The Black-Scholes-Merton model requires certain assumptions to determine an option fair value, including expected stock price volatility, risk-free interest rate, and expected life of the option. The expected stock price volatility rates are based on the historical volatility of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method. We measure service-based awards at the stock price on the grant date.

We have elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC Pool, related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at the adoption. In addition we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us, in accordance with applicable accounting guidance. See Note 9, to the consolidated financial statements for additional information.

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

Results of Operations

Net Revenues

Net revenues consist of product sales, which we generally recognize upon shipment, less an estimate for returns and allowances. We sell our products to distributors, contract manufacturers (ODMs) and end-customers (OEMs), whose products include our products. End customers may purchase directly from us or from distributors or contract manufacturers.

Our net revenues increased 15% to $240.7 million in fiscal 2010 from $208.4 million in fiscal 2009. This increase was primarily driven by a 14% increase in unit volume shipments and a 1% increase in average selling prices (ASPs). The volume increase between fiscal 2010 and fiscal 2009 was driven by the shipment growth of our imaging, audio, and video solutions, partially offset by declines in our analog modems, specifically our computer modems and modems for digital television platforms in Japan. The increase in ASPs was attributable to a change in product mix, partially offset by pricing erosion in our audio and video businesses.

Our net revenues decreased 37% to $208.4 million in fiscal 2009 from $331.5 million in fiscal 2008. This decrease was primarily driven by a 21% decrease in ASPs and a 20% decrease in unit volume shipments. The revenue decline was primarily driven by the economic downturn combined with the modem business de-bundling trend and lower shipments of legacy wireless products.

We remain focused on capturing higher market share for our existing products and delivering new and innovative solutions for imaging, audio, and video applications. While we are enthusiastic about our current products and markets, we expect that declines in our analog modem and legacy wireless networking solutions will make it difficult to deliver overall revenue growth for the next several quarters.

Gross Margin

Gross margin represents net revenue less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer production and assembly and test services. Our cost of goods sold consists predominantly of purchased finished wafers, assembly and test services, royalties, labor and overhead associated with product procurement and non-cash stock-based compensation charges for procurement personnel.

Our gross margin percentage for fiscal 2010 was 60.9% compared with 58.4% for fiscal 2009. The increase in gross margin percentage is attributable to lower product manufacturing costs and a favorable revenue product mix.

Our gross margin percentage for fiscal 2009 was 58.4% compared with 58.6% for fiscal 2008. Our gross margin percentage for fiscal 2008 includes a non-recurring royalty buyout of $14.7 million that occurred in the first quarter. The royalty buyout contributed 1.9% to our gross margin percentage during fiscal 2008. The increase in gross margin percentage is attributable to product cost reduction efforts and improved inventory management, resulting in lower excess and obsolete inventory provisions as a percentage of sales.

Research and Development

Our research and development (R&D) expenses consist principally of direct personnel costs to develop new semiconductor solutions, allocated indirect costs of the R&D function, photo mask and other costs for pre-production evaluation and testing of new devices, and design and test tool costs. Our R&D expenses also include the costs for design automation advanced package development and non-cash stock-based compensation charges for R&D personnel.

R&D expense increased $4.4 million, or 9%, in fiscal 2010 compared to fiscal 2009. The increase is due to higher compensation expenses from higher incentive programs and higher photo mask expenses.

R&D expense decreased $7.1 million, or 12%, in fiscal 2009 compared to fiscal 2008. The decrease is due to a 17% reduction in R&D headcount from September 2008 to September 2009, driven by restructuring activities and cost cutting measures, partially offset by our ongoing cost associated with our acquisition of the Freescale “SigmaTel” design center.

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

SG&A expense decreased $14.5 million, or 23%, in fiscal 2010 compared to fiscal 2009. The decrease is primarily due to the 22% decline in SG&A headcount from fiscal 2009 to fiscal 2010, resulting from restructuring activities and cost-cutting measures.

SG&A expense decreased $15.2 million, or 19%, in fiscal 2009 compared to fiscal 2008. The decrease is primarily due to the 30% decline in SG&A headcount from September 2008 to September 2009 resulting from restructuring activities and cost-cutting measures.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our remaining intangible assets are being amortized over a weighted-average period of approximately 4.5 years.

Amortization expense decreased $1.8 million, or 58%, in fiscal 2010 compared to fiscal 2009. The decrease in amortization expense is primarily attributable to intangible assets that became fully amortized in fiscal 2009.

Amortization expense decreased $0.7 million, or 19%, in fiscal 2009 compared to fiscal 2008. The decrease in amortization expense is primarily attributable to the completion of amortization on an intangible asset in the third quarter of fiscal 2009.

Gain on Sale of Intellectual Property

In fiscal 2009, we sold a portfolio of patents including patents related to our wireless networking technology to a third party for cash of $14.5 million, net of costs, and recognized a gain of $12.9 million on the transaction. In accordance with the terms of the agreement with the third party, we retain a cross-license to this portfolio of patents.

Asset Impairments

During fiscal 2009, we recorded impairment charges of $10.8 million, consisting primarily of an $8.3 million impairment of a patent license with Freescale Semiconductor, Inc., land and fixed asset impairments of $1.4 million, electronic design automation (“EDA”) tool impairments of $0.8 million, intangible asset impairments of $0.3 million. Asset impairments recorded in continuing operations were $5.7 million, and asset impairments related to the BMP and BBA business units were $5.1 million and were recorded in discontinued operations.

As a result of the sale of our BBA business and decrease in revenues in the continuing business, we determined that the technology license with Freescale Semiconductor Inc. had no value and therefore recorded an impairment charge of $8.3 million for the license, of which $3.3 million was recorded in discontinued operations and $5.0 million in operating expenses in the year ended October 2, 2009.

During fiscal 2008, we continued our review and assessment of the future prospects of our businesses, products and projects with particular attention given to the BBA business unit. The challenges in the competitive digital subscriber line (DSL) market resulted in the net book value of certain assets within the BBA business unit to be considered not fully recoverable. As a result, we recorded impairment charges of $108.8 million related to goodwill, $1.9 million related to intangible assets, $6.5 million related to property, plant and equipment and $3.4 million related to EDA tools. The impairment charges have been included in net loss from discontinued operations.

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

Asset impairment charged to continuing operations in fiscal 2008 of $0.3 million consisted primarily of property, plant and equipment charges.

Special Charges

	Fiscal Year Ended
	2010	2009	2008
	(In thousands)

Settlements	$589	$3,475	$—
Other special charges	530	—	(112)
Restructuring charges	(282)	15,116	11,539
Voluntary Early Retirement Plan (“VERP”) settlement charge	—	—	6,294
Loss on disposal of property	—	392	961

	$837	$18,983	$18,682

Special charges for fiscal 2010 consisted primarily of an estimated settlement amount for unasserted insurance claims, lease charge and a one-time severance benefit associated with certain reductions in headcount, and credits due to an increase of subtenant income.

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

Interest Expense

Interest expense decreased $4.6 million, or 13%, during fiscal 2010 compared to fiscal 2009. The decrease is primarily attributable to lower debt balances due to the extinguishment of $238.8 million of our 4.00% convertible subordinated notes, partially offset by a higher interest rate charged on our 11.25% senior secured notes. Interest expense in fiscal 2010 and fiscal 2009 also includes debt discount amortization of $7.8 million and $14.0 million, respectively.

Interest expense decreased $6.0 million, or 15%, during fiscal 2009 compared to fiscal 2008. The decrease is primarily attributable to lower debt balances due to our repurchase of $133.6 million of debt in 2008 and lower interest rates on our remaining variable rate debt.

Other (Income) Expense, Net

	Fiscal Year Ended
	2010	2009	2008
	(In thousands)

Investment and interest income	$(265)	$(1,747)	$(7,237)
Gain on sale of investments	(16,054)	(1,856)	(896)
Loss on extinguishment of debt	18,583	—	—
(Increase) decrease in the fair value of derivative instruments	(15,632)	(4,508)	14,974
Impairment of equity securities	—	2,770	—
Loss on rental property	—	—	1,435
Loss on swap termination	—	1,087	—
Other	913	(771)	947

Other (income) expense, net	$(12,455)	$(5,025)	$9,223

Other income of $12.5 million, net, during fiscal 2010 primarily consisted of a $16.1 million gain on sale of equity investments and a $15.6 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, partially offset by a loss of $18.6 million on extinguishment of debt, which consisted of $13.4 million of unamortized debt discount, $1.8 million premium over par paid upon extinguishment and $3.4 million of transaction costs.

Other income, net for fiscal 2009 was primarily comprised of a $4.5 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, $1.9 million in gains on sales of equity securities, $1.7 million of investment and interest income on invested cash balances, offset by $2.8 million of impairments on equity securities and a $1.1 million realized loss on the termination of interest rate swaps.

Other expense, net for fiscal 2008 was primarily comprised of $7.2 million of investment and interest income on invested cash balances, a $15.0 million decrease in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock and $1.4 million of expense related to a rental property.

Provision for Income Taxes

In fiscal 2010, 2009 and 2008, we recorded income tax provisions of $0.6 million, $0.9 million and $0.8 million, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets. The Company has significant federal and state net operating losses and other deferred tax assets that the Company expects will eliminate its federal and the majority of its state taxes payable for the foreseeable future. When the Company believes that the future realization of its deferred tax assets is more likely than not, the Company will release some or all of its valuation allowance. If and when this occurs, the release of the valuation allowance will result in a deferred income tax benefit.

Gain (Loss) on Equity Method Investments

Gain (loss) on equity method investments includes our share of the earnings or losses of the investments that are recorded under the equity method of accounting, as well as the gains and losses recognized on the sale of our equity method investments.

Loss on equity method investments for fiscal 2010 and 2009 was $0.1 million and $2.8 million, respectively. Gain on equity method investments for fiscal 2008 was $2.8 million.

Loss from Discontinued Operations, net of tax

Loss from discontinued operations, net of tax, consists of the operating results of our discontinued BMP and BBA businesses. For the fiscal years 2010, 2009 and 2008, BMP and BBA operations consisted of the following:

	Fiscal Year Ended
	2010	2009	2008
	(In thousands)

Net revenues	$1,428	$116,590	$351,179
Cost of goods sold	54	59,680	212,823

Gross margin	1,374	56,910	138,356
Operating expenses:
Research and development	45	40,085	141,395
Selling, general and administrative	108	4,863	18,429
Amortization of intangible assets	—	4,430	12,492
Asset impairments	—	5,164	262,177
Special charges	2,157	14,518	2,791

Total operating expenses	2,310	69,060	437,284

Operating loss	(936)	(12,150)	(298,928)
Interest expense	—	2,741	12,836
Other expense (income), net	988	1,132	(9,682)

Loss from continuing operations before income taxes	(1,924)	(16,023)	(302,082)
Provision for income taxes	81	1,498	4,588

Loss from discontinued operations, net of tax	$(2,005)	$(17,521)	$(306,670)

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, sales of non-core assets, borrowings and operating cash flow. In addition, we have generated additional liquidity in the past through the sale of equity securities.

Our cash and cash equivalents decreased $70.9 million between October 2, 2009 and October 1, 2010. The decrease was primarily due to the repurchase of our long-term and short-term debt, partially offset by common stock offerings and issuance of our 11.25% senior secured notes due 2015, restricted cash released upon repayment of our short-term debt and escrow, partially offset by the net purchase of marketable securities and cash generated by operations.

Cash flows are as follows (in thousands):

	Fiscal Year Ended
	2010	2009	2008
	(In thousands)

Net cash provided by (used in) operating activities	$4,478	$8,476	$(18,350)
Net cash provided by investing activities	11,451	85,404	63,515
Net cash used in financing activities	(86,848)	(74,378)	(174,887)

Net increase (decrease) in cash and cash equivalents	$(70,919)	$19,502	$(129,722)

Operating Activities

Cash provided by operating activities was $4.5 million for fiscal 2010 compared to $8.5 million for fiscal 2009. Cash provided by operating activities for fiscal 2010 was primarily driven by $20.2 million in net income, net non-

cash operating expenses of $6.2 million, partially offset by net cash used by changes in operating assets and liabilities of $22.0 million.

Cash provided by operating activities was $8.5 million for fiscal 2009 compared to $18.4 million used in operating activities in fiscal 2008. During fiscal 2009, we used $18.3 million of cash in operations and generated $26.8 million for working capital (accounts receivable, inventories, accounts payable and other accrued expenses). The changes in working capital were primarily driven by a $19.2 million decrease in accounts receivable and a $15.9 million decrease in inventories, offset by a $10.3 million decrease in accounts payable and a $2.0 million increase in other accrued expenses. The decreases in accounts receivable, inventories and accounts payable were primarily driven by the sale of the BBA business and overall lower business volume.

Investing Activities

Cash provided by investing activities was $11.5 million for fiscal 2010 compared to $85.4 million for fiscal 2009. Cash provided by investing activities for fiscal 2010 was primarily due to the release of restricted cash of $9.3 million, of which $8.5 million is associated with our repayment of short-term debt, and $6.8 million associated with divestiture contingency from the sale of our BBA business, partially offset by our net purchase of marketable securities of $3.4 million and capital expenditures of $2.0 million.

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

Financing Activities

Cash used in financing activities was $86.8 million for fiscal 2010 compared to $74.4 million for fiscal 2009. Cash used in financing activities for fiscal 2010, was primarily due to the extinguishment of our remaining floating rate senior secured notes due November 2010 for $62.0 million, extinguishment of our 4.00% convertible subordinated notes due March 2026 for $226.7 million and repayment of $29.1 million of our short-term debt, partially offset by the common stock offering and issuance of our 11.25% senior secured notes due 2015, net of expenses, of $62.5 million and $168.4 million, respectively and issuance of common stock under employee stock plans for $0.1 million.

Cash used in financing activities was $74.4 million for fiscal 2009 compared to $174.9 million for fiscal 2008. Cash used in financing activities is primarily comprised of our repurchase of our floating rate senior secured notes due November 2010 of $80 million and net repayments on our short-term debt of $12.4 million, offset by proceeds from a common stock offering of $18.4 million.

Recent Financing Transactions

In October 2009, we raised additional net proceeds of approximately $2.6 million from the exercise of the over-allotment option in connection with our September 2009 common stock offering of $18.4 million.

In December 2009, as further described below, our wholly-owned subsidiary, Conexant CF, LLC, established a $15.0 million credit facility with a bank. We are required to maintain certain minimum amounts on deposit (restricted cash) of approximately $0.8 million with the bank during the term of the credit agreement. As of October 1, 2010, no amounts had been borrowed under this facility.

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

In March 2010, we sold 16.1 million shares of our common stock, including 2.1 million shares of common stock pursuant to an exercise by the underwriters of their over-allotment option, at a price of $4.00 per share, raising proceeds of approximately $59.9 million, net of expenses of $4.5 million. We also issued $175.0 million aggregate principal amount of 11.25% senior secured notes due 2015 at a price of 99.06%, raising proceeds of $168.4 million, net of expenses of $4.9 million. We also repurchased by means of a tender offer approximately $104.7 million of our 4.00% convertible subordinated notes due March 2026.

In May 2010, we repurchased by means of negotiated transactions approximately $116.5 million of our 4.00% convertible subordinated notes due March 2026.

At October 1, 2010, we had a total of $11.2 million aggregate principal amount of 4.00% convertible subordinated notes outstanding. These notes are due in March 2026, but the holders may require us to repurchase, for cash, all or part of their notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. A further description of our 4.00% convertible subordinated notes is included in Note 7 of the consolidated financial statements. We were in compliance with all covenants under the indenture governing our 4.00% convertible subordinated notes as of October 1, 2010.

As of October 1, 2010, we also had a total of $175.0 million aggregate principal amount of 11.25% senior secured notes due 2015 outstanding. These notes accrue interest at a rate of 11.25% per annum payable semiannually on March 15 and September 15 of each year and mature on March 15, 2015. The obligations under the senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by all of our existing domestic subsidiaries (except for Conexant CF, LLC) and by all of our future domestic subsidiaries (except for immaterial subsidiaries and receivables financing subsidiaries). The notes and note guarantees are also secured by liens on substantially all of our and the guarantors’ tangible and intangible property, subject to certain exceptions and permitted liens. A further description of our 11.25% senior secured notes is included in Note 7 of the consolidated financial statements. We were in compliance with all covenants under the indenture governing our 11.25% senior secured notes as of October 1, 2010.

We are currently also committed to a plan for the sale of certain of our property located on Jamboree Road adjacent to our Newport Beach, California headquarters. The property consists of an approximately 25-acre site, including two leased buildings, certain personal property on the site, and all easements and other intangible rights appurtenant to the property.

We believe that our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.

Contractual Obligations and Commitments

Contractual obligations at October 1, 2010 were as follows (in thousands):

	Payments Due by Period
		Less Than				More Than
	Total	1 Year	1 Year	2 Years	3-5 Years	5 Years

Long-term debt	175,000	$—	$—	$—	$175,000	$—
Short-term debt	11,218	11,218	—	—	—	—
Interest on debt	88,878	19,972	19,688	19,688	29,531	—
Operating leases	81,344	14,582	12,672	12,703	30,585	10,802
Other purchase commitments	19,792	13,754	4,422	1,616	—	—

	$376,232	$59,526	$36,782	$34,007	$235,116	$10,802

As discussed above, the holders of remaining $11.2 million of our 4.00% convertible subordinated notes due March 2026 could require us to repurchase all or part of their notes as early as March 1, 2011. As a result, the convertible subordinated notes are presented as being due in less than one year in the table above.

At October 1, 2010, we had many sublease arrangements on operating leases for terms ranging from near term to approximately seven years. Aggregate scheduled sublease income based on current terms is approximately $22.3 million and is not reflected in the table above.

Other purchase commitments include our commitments to foundries for wafer production, contractual obligations to acquire engineering design tools and other contractual payments.

In addition to the amounts shown in the table above, as of October 1, 2010, we have $68.0 million of unrecognized tax benefits, which includes $1.3 million for potential interest related to these unrecognized tax benefits. We are uncertain as to if or when such amounts may be settled.

Off-Balance Sheet Arrangements

We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with our spin-off from Rockwell International Corporation (“Rockwell”), we assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with our contribution of certain of our manufacturing operations to Jazz Semiconductor, Inc. (now “TowerJazz”), we agreed to indemnify TowerJazz for certain environmental matters and other customary divestiture-related matters. In connection with the sales of our products, we provide intellectual property indemnities to our customers. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware.

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

We have other outstanding letters of credit collateralized by restricted cash aggregating $5.6 million to secure various long-term operating leases and our self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.

Special Purpose Entities

We have one special purpose entity, Conexant CF, LLC (“Conexant CF”), which is our wholly-owned, consolidated subsidiary. Conexant CF is not permitted, nor may its assets be used, to guarantee or satisfy any of our obligations or those of our subsidiaries.

On November 29, 2005, we established an accounts receivable financing facility whereby we sold, from time to time, certain accounts receivable to a then-existing special purpose entity, Conexant USA, LLC (“Conexant USA”). Under the terms of our agreements with Conexant USA, we retained the responsibility to service and collect accounts receivable sold to Conexant USA and received a weekly fee from Conexant USA for handling administrative matters that equaled 1.0%, on a per annum basis, of the uncollected value of the accounts receivable. Our $50.0 million credit facility secured by the assets of Conexant USA expired on November 27, 2009. As permitted by the credit facility, all amounts owed on the credit facility were repaid as of January 1, 2010. Conexant USA was merged into Conexant Systems Worldwide, Inc. in the third fiscal quarter of 2010.

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

Concurrently with entering into the new accounts receivable financing facility, Conexant CF entered into a new credit facility to finance the cash portion of the purchase price of eligible receivables. The new credit facility is secured by the assets of Conexant CF. Conexant CF is required to maintain certain minimum amounts on deposit (restricted cash) of approximately $0.8 million with the bank during the term of the credit agreement. Borrowings under the credit facility, which cannot exceed the lesser of $15.0 million or 60% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables, bear interest equal to the bank prime rate (minimum of 3.25%) plus applicable margins (between 1.5% to 2.25%). As of October 1, 2010, eligible borrowings under this facility were $15.0 million. In addition, if the aggregate amount of interest earned by the bank in any month is less than $20,000, Conexant CF pays an amount equal to the minimum monthly interest of $20,000 minus the aggregate amount of all interest earned by the bank. The credit agreement matures on December 31, 2010 and remains subject to additional 364-day renewal periods at the discretion of the bank.

The credit facility is subject to financial covenants including a minimum level of shareholders’ equity covenant, an adjusted quick ratio covenant and a minimum cash and cash equivalents covenant. Further, any failure by us or Conexant CF to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit facility to immediately become due and payable. At October 1, 2010, Conexant CF had not borrowed any amounts under this credit facility and was in compliance with all covenants under the credit facility.

Recently Adopted Accounting Pronouncements

On October 3, 2009, we adopted accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s hypothetical nonconvertible debt borrowing rate. The guidance resulted in recognizing a higher interest expense in our statement of operations due to amortization of the discount that results from separating the liability and equity components. The provisions of the accounting guidance were retrospectively applied, and all prior period amounts have been adjusted to apply the new method of accounting. Our Form 8-K filed on February 8, 2010 gave effect to the retrospective application of this accounting standard.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance for the accounting of transfers of financial assets. This guidance improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This accounting guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. We do not believe that adoption of this guidance will have a material impact on our financial position and results of operations.

In June 2009, the FASB issued revised guidance for the accounting of variable interest entities, which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. This accounting guidance also requires an ongoing reassessment of whether an entity is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. We do not believe that adoption of this guidance will have a material impact on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, short-term investments, a warrant to purchase Mindspeed common stock, short-term debt and long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high credit quality issuers, and we limit the amount of our credit exposure to any one issuer.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of October 1, 2010, the carrying value of our cash and cash equivalents approximated fair value.

We hold a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of October 1, 2010, a 10% decrease in the market price of Mindspeed’s common stock would result in a $3.0 million decrease in the fair value of this warrant. At October 1, 2010, the market price of Mindspeed’s common stock was $7.73 per share. During fiscal 2010, the market price of Mindspeed’s common stock ranged from a low of $2.98 per share to a high of $11.13 per share.

Our short-term debt consists of 4% convertible subordinated notes with interest at fixed rates. The fair value of our 4.00% convertible subordinated notes due March 2026 could be subject to significant fluctuation due to their convertibility into shares of our common stock and was calculated using a quoted market price in an active market.

Our long-term debt consists of 11.25% senior secured notes with interest at fixed rates. The fair value of the 11.25% senior secured notes is based on an indicative bid price provided by the underwriter of the senior secured notes.

The following table shows the fair values of our financial instruments as of October 1, 2010 (in thousands):

	Carrying
	Value	Fair Value

Cash and cash equivalents	$54,466	$54,466
Marketable securities	20,059	20,059
Mindspeed warrant	20,685	20,685
Long-term restricted cash	5,600	5,600
Short-term debt: convertible subordinated notes	11,218	11,232
Long-term debt: senior secured notes	175,000	168,000

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future. At October 1, 2010, we did not have any foreign currency exchange contracts outstanding.

Item 8.	Financial Statements and Supplementary Data

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 1,	October 2,
	2010	2009
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$54,466	$125,385
Marketable securities	20,059	—
Restricted cash	—	8,500
Receivables, net of allowances of $368 and $453 at October 1, 2010 and October 2, 2009, respectively	31,463	30,110
Inventories, net	8,747	9,216
Other current assets	14,690	26,148
Assets held for sale	13,059	—

Total current assets	142,484	199,359
Property, plant and equipment, net of accumulated depreciation of $30,050 and $70,139 at October 1, 2010 and October 2, 2009, respectively	6,080	15,299
Goodwill	109,908	109,908
Other assets	47,372	25,635

Total assets	$305,844	$350,201

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$61,400
Short-term debt	10,978	28,653
Accounts payable	12,516	24,553
Accrued compensation and benefits	7,682	8,728
Other current liabilities	31,836	33,978

Total current liabilities	63,012	157,312
Long-term debt	173,543	228,578
Other liabilities	57,197	62,089

Total liabilities	293,752	447,979
Commitments and contingencies (Note 6)
Shareholders’ equity (deficit):
Preferred and junior preferred stock: 20,000 and 5,000 shares authorized, respectively	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 81,273 and 56,917 shares issued and outstanding at October 1, 2010 and October 2, 2009, respectively	813	570
Additional paid-in capital	4,919,582	4,833,919
Accumulated deficit	(4,909,509)	(4,929,743)
Accumulated other comprehensive income (loss)	1,206	(2,524)

Total shareholders’ equity (deficit)	12,092	(97,778)

Total liabilities and shareholders’ equity	$305,844	$350,201

See accompanying notes to consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	October 1,	October 2,	October 3,
	2010	2009	2008
	(In thousands, except per share amounts)

Net revenues	$240,726	$208,427	$331,504
Cost of goods sold	94,157	86,674	137,251

Gross margin	146,569	121,753	194,253

Operating expenses:
Research and development	55,745	51,351	58,439
Selling, general and administrative	48,249	62,740	77,905
Amortization of intangible assets	1,249	2,976	3,652
Gain on sale of intellectual property	—	(12,858)	—
Asset impairments	—	5,672	277
Special charges	837	18,983	18,682

Total operating expenses	106,080	128,864	158,955

Operating income (loss)	40,489	(7,111)	35,298
Interest expense	30,072	34,693	40,713
Other (income) expense, net	(12,455)	(5,025)	9,223

Income (loss) from continuing operations before income taxes and (loss) gain on equity method investments	22,872	(36,779)	(14,638)
Provision for income taxes	567	871	849

Income (loss) from continuing operations before (loss) gain on equity method investments	22,305	(37,650)	(15,487)
(Loss) gain on equity method investments	(66)	(2,807)	2,804

Income (loss) from continuing operations	22,239	(40,457)	(12,683)
Gain on sale of discontinued operations, net of tax	—	39,170	6,268
Loss from discontinued operations, net of tax	(2,005)	(17,521)	(306,670)

Net income (loss)	$20,234	$(18,808)	$(313,085)

Income (loss) per share from continuing operations — basic	$0.31	$(0.81)	$(0.26)

Income (loss) per share from continuing operations — diluted	$0.30	$(0.81)	$(0.26)

Gain per share from sale of discontinued operations — basic and diluted	$0.00	$0.78	$0.13

Loss per share from discontinued operations — basic and diluted	$(0.03)	$(0.35)	$(6.21)

Net income (loss) per share — basic	$0.28	$(0.38)	$(6.34)

Net income (loss) per share — diluted	$0.27	$(0.38)	$(6.34)

Shares used in basic per-share computations	72,903	49,856	49,394

Shares used in diluted per-share computations	73,708	49,856	49,394

See accompanying notes to consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 1,	October 2,	October 3,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities
Net income (loss)	$20,234	$(18,808)	$(313,085)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of acquisitions:
Depreciation	3,409	8,198	19,311
Gain on sale of business	—	(39,170)	(6,268)
Amortization of intangible assets	1,249	7,406	16,144
Reversal of provision for bad debts, net	(85)	(325)	(751)
Charges for (reversal of) inventory provisions, net	80	(806)	7,253
Amortization of debt discount	8,008	14,015	13,394
Asset impairments	—	10,835	263,535
Other-than-temporary impairment of marketable and non-marketable securities	—	2,770	—
Loss on termination of defined benefit plan	—	—	6,294
Deferred income taxes	(1,981)	(15)	(39)
Stock-based compensation	6,649	5,720	15,869
(Increase) decrease in fair value of derivative instruments	(15,632)	(4,002)	14,881
Loss on termination of swap	1,728	1,087	—
Loss on extinguishment of debt	18,583	—	—
Losses (gains) on equity method investments	172	3,798	(2,804)
Loss on resolution of pre-acquisition contingency	—	1,575	—
Gain on sales of equity securities, investments and other assets	(16,054)	(1,856)	(896)
Gain on sale of intellectual property	—	(12,858)	—
Currency translation adjustment recognized in net income	1,304	—	—
Other items, net	(1,221)	4,149	4,021
Changes in assets and liabilities:
Receivables	(1,268)	19,212	32,633
Inventories	389	15,871	9,326
Accounts payable	(12,122)	(10,341)	(45,010)
Accrued expenses and other current liabilities	(4,531)	(17,080)	(36,210)
Other, net	(4,433)	19,101	(15,948)

Net cash provided by (used in) operating activities	4,478	8,476	(18,350)

Cash flows from investing activities
Purchases of property, plant and equipment	(2,041)	(686)	(5,958)
Proceeds from sales of property, plant and equipment	741	134	8,949
Proceeds from resolution of divestiture/acquisition contingencies	6,750	10,446	—
Payments for acquisitions, net of cash acquired	(625)	(4,207)	(16,088)
Proceeds from sales of marketable securities	91,889	2,310	—
Purchases of marketable securities	(95,334)	—	—
Proceeds from sale of intellectual property	—	14,548	—
Purchases of equity securities	—	—	(755)
Restricted cash	9,323	18,300	(18,000)
Net proceeds from sale of business	—	44,559	95,367
Return of capital from equity method investments	748	—	—

Net cash provided by investing activities	11,451	85,404	63,515

Cash flows from financing activities
Repayment of short-term debt	(29,136)	(12,365)	(39,883)
Extinguishment of debt	(288,748)	(80,000)	(133,600)
Proceeds from common stock offerings, net of offering costs of $4,881 and $1,514	62,510	18,436	—
Proceeds from issuance of senior secured notes, net of offering costs of $4,920	168,440	—	—
Proceeds from issuance of common stock under employee stock plans	124	28	1,088
Employee income tax paid related to vesting of restricted stock units	(38)	(258)	—
Interest rate swap security deposit	—	2,517	(2,517)
Payment for swap termination	—	(2,815)	—
Repayment of shareholder notes receivable	—	79	25

Net cash used in financing activities	(86,848)	(74,378)	(174,887)

Net (decrease) increase in cash and cash equivalents	(70,919)	19,502	(129,722)
Cash and cash equivalents at beginning of year	125,385	105,883	235,605

Cash and cash equivalents at end of year	$54,466	$125,385	$105,883

See accompanying notes to consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
					Other	Notes	Total
			Additional		Comprehensive	Receivable	Shareholders’
	Common Stock		Paid-In	Accumulated	Income (Loss)	from Stock	Equity
	Shares	Amount	Capital	Deficit	(Net of Tax)	Sales	(Deficit)
	(In thousands)

Balance at September 28, 2007	49,236	$493	$4,791,774	$(4,597,037)	$(1,385)	$(103)	$193,742
Net loss	—	—	—	(313,085)	—	—	(313,085)
Currency translation adjustment	—	—	—	—	(1,686)	—	(1,686)
Change in unrealized gain on derivative contracts	—	—	—	—	(837)	—	(837)
Change in unrealized losses on available-for-sale securities	—	—	—	—	(1,934)	—	(1,934)
Minimum pension liability adjustment	—	—	—	—	3,759	—	3,759

Comprehensive loss							(313,783)
Issuance of common stock	365	3	1,084	—	—	—	1,087
Reclassification to equity award	—	—	1,458	—	—	—	1,458
Adoption of FIN 48	—	—	—	(813)	—	—	(813)
Settlement of notes receivable	—	—	—	—	—	24	24
Employee stock-based compensation expense	—	—	15,869	—	—	—	15,869

Balance at October 3, 2008	49,601	496	4,810,185	(4,910,935)	(2,083)	(79)	(102,416)

Net loss	—	—	—	(18,808)	—	—	(18,808)
Currency translation adjustment	—	—	—	—	(1,104)	—	(1,104)
Change in unrealized gain on derivative contracts	—	—	—	—	(3,017)	—	(3,017)
Loss on termination of derivative contracts	—	—	—	—	1,746	—	1,746
Change in unrealized losses on available-for-sale securities	—	—	—	—	650	—	650
Other than temporary loss on available-for-sale securities	—	—	—	—	1,986	—	1,986
Sale of available-for-sale securities	—	—	—	—	(702)	—	(702)

Comprehensive loss							(19,249)
Common stock issued in offering	7,000	70	18,366	—	—	—	18,436
Common stock issued related to employee stock plans	316	4	(234)	—	—	—	(230)
Settlement of notes receivable	—	—	—	—	—	79	79
Employee stock-based compensation expense	—	—	5,602	—	—	—	5,602

Balance at October 2, 2009	56,917	570	4,833,919	(4,929,743)	(2,524)	—	(97,778)

Net income	—	—	—	20,234	—	—	20,234
Currency translation adjustment					685		685
Currency translation adjustment recognized in net income	—	—	—	—	1,304	—	1,304
Loss on termination of derivative contracts	—	—	—	—	1,728	—	1,728
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	9,733	—	9,733
Sale of available-for-sale securities	—	—	—	—	(9,720)	—	(9,720)

Comprehensive income							23,964
Common stock issued in offering	17,150	171	62,339	—	—	—	62,510
Common stock issued in exchange for debt	7,063	71	16,590				16,661
Common stock issued related to employee stock plans	143	1	123	—	—	—	124
Employee stock-based compensation expense	—	—	6,611	—	—	—	6,611

Balance at October 1, 2010	81,273	$813	$4,919,582	$(4,909,509)	$1,206	$—	$12,092

See accompanying notes to consolidated financial statements

1.	Basis of Presentation and Significant Accounting Policies

Conexant Systems, Inc. (“Conexant” or the “Company”) designs, develops and sells semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for imaging, audio, embedded-modem, and video applications. These solutions include a comprehensive portfolio of imaging solutions for multifunction printers (MFPs), fax platforms, and interactive display frame market segments. The Company’s audio solutions include high-definition (HD) audio integrated circuits, HD audio codecs, and speakers-on-a-chip solutions for personal computers, PC peripheral sound systems, audio subsystems, speakers, notebook docking stations, voice-over-IP speakerphones, USB headsets supporting Microsoft Office Communicator and Skype, and audio-enabled surveillance applications. The Company also offers a full suite of embedded-modem solutions for set-top boxes, point-of-sale systems, home automation and security systems, and desktop and notebook PCs. Additional products include decoders and media bridges for video surveillance security and monitoring applications, and system solutions for analog video-based multimedia applications.

Basis of Presentation — The consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and each of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year — The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2010 and 2009 were 52-week years and ended on October 1, 2010 and October 2, 2009, respectively. Fiscal year 2008 was a 53-week year and ended on October 3, 2008.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, allowance for doubtful accounts, inventories, long-lived assets (including goodwill and intangible assets), deferred income taxes, valuation of warrants, valuation of equity securities, stock-based compensation, restructuring charges and litigation. On an on-going basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Revenue Recognition — The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer. The majority of the Company’s distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times per year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to reasonably estimate and establish allowances for expected product returns in accordance with accounting guidance for revenue recognition when right of return exists. Development revenue is recognized when services are performed and was not significant for any periods presented.

Revenue with respect to sales to customers to whom the Company has significant obligations after delivery is deferred until all significant obligations have been completed. At October 1, 2010 and October 2, 2009, deferred revenue related to shipments of products for which the Company has on-going performance obligations was none and $0.1 million, respectively. Deferred revenue is included in other current liabilities on the accompanying consolidated balance sheets.

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

Shipping and Handling — In accordance with the accounting guidance for shipping and handling fees and costs, the Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.

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

The Company accounts for its investments in marketable securities as available-for-sale and determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity (deficit), on the Company’s consolidated balance sheets. Realized gains and losses were included in other expense (income), net in the accompanying consolidated statements of operations. Gains and losses on the sale of available-for-sale securities were determined using the specific-identification method. The Company did not hold any securities for speculative or trading purposes.

Restricted Cash — The restricted cash balances consists of amounts pledged as collateral on outstanding letters of credit and minimum levels of cash deposits held by lending institution for a financing facility. The Company has letters of credit collateralized by restricted cash to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit aggregating $5.6 million and $6.4 million is classified as other long-term assets on the consolidated balance sheets as of October 1, 2010 and October 2, 2009, respectively. The Company had also classified $8.5 million with respect to its short-term debt credit arrangement that expired on November 27, 2009 as short-term restricted cash as of October 2, 2009.

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

Investments — The Company accounts for non-marketable investments using the equity method of accounting if the investment gives the Company the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions. Additional investments by other parties in the investee will result in a reduction in the Company’s ownership interest, and the resulting gain or loss will be recorded in the consolidated statements of operations. Where the Company is unable to exercise significant influence over the investee, investments are accounted for under the cost method, except for investments in limited partnerships, where the Company uses the equity method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments.

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

Goodwill — Goodwill is tested for impairment on an annual basis during the fourth fiscal quarter and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. As the Company has only one reporting unit, the carrying amount of the reporting unit equals the net book value of the Company. In the Company’s annual test in the fourth fiscal quarter of 2010, the Company assessed the fair value of its reporting unit based on the quoted market price of the Company’s common stock as listed on the NASDAQ Global Select Market as of the date of the goodwill impairment analysis multiplied by shares outstanding also as of that date under the market approach. The resulting fair value of the reporting unit is then compared to the carrying amounts of the net assets of the reporting unit, including goodwill.

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

All of the goodwill reported on the Company’s balance sheet is attributable to the Company’s single reporting unit. During the fourth fiscal quarter of 2010, the Company determined, based on the method described above, that the fair value of the Company’s single reporting unit is greater than the carrying value of the Company’s single reporting unit and therefore there is no impairment of goodwill as of October 1, 2010.

Assets Held for Sale — The Company evaluates an asset at the time an asset qualifies for “held for sale” criteria, to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of the carrying value being in excess of fair value less cost to sell is recorded in the period an asset meets the criteria. Management judgment is required to assess whether the criteria is met and estimate the expected net amount recoverable upon sale. As of October 1, 2010, the carrying values of the respective assets held for sale did not exceed their fair values less costs to sell.

Foreign Currency Translation and Remeasurement — The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of all of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates and income and expense items are translated at the average exchange rates prevailing during the period. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss). The resulting foreign currency translation adjustments are charged to earnings in the period during which the investment in foreign subsidiaries is sold or liquidated. Gains and losses resulting from foreign currency transactions are recognized currently in earnings.

At October 1, 2010, there were no foreign currency exchange contracts outstanding. The Company may use other derivatives from time to time to manage its exposure to changes in interest rates, equity prices or other risks. The Company does not enter into derivative financial instruments for speculative or trading purposes.

Net Income (loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and warrants and shares of stock issuable upon conversion of the Company’s convertible subordinated notes. The dilutive effect of stock options and warrants is computed under the treasury stock method, and the dilutive effect of convertible subordinated notes is computed using the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net loss per share if their effect would be antidilutive.

The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive (in thousands):

	Fiscal Year Ended
	2010	2009	2008

Stock awards	4,350	5,624	8,576
4.00% convertible subordinated notes due March 2026	228	5,081	5,081

	4,578	10,705	13,657

Stock-Based Compensation — The Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

The Company uses the Black-Scholes-Merton model to value the compensation expense associated with stock options. In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company measures the fair value of service-based awards on the date of grant.

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

In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence, such as cumulative losses in recent years. As a result of the Company’s cumulative losses in the U.S. and the full utilization of the Company’s loss carryback opportunities, management has concluded that a full valuation allowance against its net deferred tax assets is appropriate in such jurisdictions. In certain other foreign jurisdictions where the Company does not have cumulative losses, a valuation allowance is recorded to reduce the net deferred tax assets to the amount management believes is more likely than not to be realized. In the future, if the Company realizes a deferred tax asset that currently carries a valuation allowance, a reduction to income tax expense may be recorded in the period of such realization.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for federal, state or foreign taxes may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

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

At October 1, 2010, the Company had no customers owing more than 10% of the net accounts receivable balance. At October 2, 2009, there was one customer that accounted for 17% of the Company’s accounts receivable. In fiscal 2010, 2009 and 2008, there was one distributor that accounted for 13%, 23%, and 23% of net revenues, respectively.

Supplemental Cash Flow Information — Cash paid for interest was $17.4 million, $20.3 million and $34.0 million during fiscal 2010, 2009 and 2008, respectively. Net income taxes paid were $2.1 million, $1.4 million and $3.9 million during fiscal 2010, 2009 and 2008, respectively.

Accumulated Other Comprehensive Loss — Other comprehensive loss includes foreign currency translation adjustments, unrealized gains (losses) on marketable securities, unrealized gains (losses) on foreign currency forward exchange contracts and unrealized gains (losses) on interest rate swaps. The components of accumulated other comprehensive loss are as follows (in thousands):

	October 1,	October 2,
	2010	2009

Foreign currency translation adjustments	$1,193	$(796)
Unrealized gains on marketable securities	13	—
Unrealized losses on derivative instruments	—	(1,728)

Accumulated other comprehensive income (loss)	$1,206	$(2,524)

Business Enterprise Segments

The Company operates in one reportable segment — semiconductor system solutions. Public business enterprises report information about operating segments in their annual consolidated financial statements. Following the sale of the Company’s Broadband Access (“BBA”) operating segment, the results of which have been classified in discontinued operations, the Company has one remaining operating segment, comprised of one reporting unit, which was identified based upon the availability of discrete financial information and the chief operating decision makers regular review of the financial information for this operating segment.

Recently Adopted Accounting Pronouncements

On October 3, 2009, the Company adopted accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s hypothetical nonconvertible debt borrowing rate. The guidance resulted in the Company recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. The provisions of the accounting guidance were retrospectively applied, and all prior period amounts have been adjusted to apply the new method of accounting. The Company’s Form 8-K filed on February 8, 2010 gave effect to the retrospective application of this accounting standard.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance for the accounting of transfers of financial assets. This guidance improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This accounting guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. The Company does not believe that adoption of this guidance will have a material impact on its financial position and results of operations.

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

Fiscal 2010

Assets Held for Sale

In November 2009, the Company committed to a plan for the sale of certain of the Company’s property located on Jamboree Road adjacent to its Newport Beach, California headquarters. The property consists of an approximately 25-acre site, including two leased buildings, certain personal property on the site, and all easements and other intangible rights appurtenant to the property. The Company determined that this property met the criteria for “held for sale” in accordance with the accounting guidance for impairment or disposal of long-lived assets. The

Company has presented the cost of respective group of assets classified as held for sale separately on the consolidated balance sheet as of October 1, 2010 (in thousands):

October 1,
2010

Land	$1,662
Land and leasehold improvements, net	307
Buildings, net	5,312
Machinery and equipment, net	268
Site development costs	5,510

$13,059

The Company expects that the sale of these assets will be completed within the first half of fiscal 2011.

Fiscal 2009

In August 2009, the Company completed the sale of its BBA business to Ikanos Communications, Inc. (“Ikanos”). Assets sold pursuant to the agreement with Ikanos include, among other things, specified patents, inventory, contracts and tangible assets. Ikanos assumed certain liabilities, including obligations under transferred contracts and certain employee-related liabilities. The Company also granted to Ikanos a license to use certain of the Company’s retained technology assets in connection with Ikanos’s current and future products in certain fields of use, along with a patent license covering certain of the Company’s retained patents to make, use, and sell such products (or, in some cases, components of such products).

At the closing of the transaction, the Company recorded aggregate proceeds of $52.8 million, which was comprised of $46.3 million in cash and $6.5 million of escrow funds, which represents the net present value of $6.8 million in escrowed funds deposited. Investment banking, legal and other fees related to the transaction amounted to $1.7 million. The escrow account was released in the fourth quarter of fiscal 2010. As a result of the completion of the transaction, certain assets and liabilities were applied to the net proceeds of $51.1 million received to calculate the net gain on the sale of $39.2 million.

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company determined that the BBA business, which constituted an operating segment of the Company, qualified as discontinued operations. The results of the BBA business have been reported as discontinued operations in the consolidated statements of operations for all periods presented. Interest expense has been allocated based on the provisions of the accounting guidance for allocation of interest to discontinued operations. For the fiscal years ended October 2, 2009 and October 3, 2008, interest expense allocated to discontinued operations was $2.7 million and $3.8 million, respectively. For fiscal year ended October 1, 2010, no interest expense was allocated to discontinued operations for BBA.

For the fiscal years ended October 1, 2010, October 2, 2009 and October 3, 2008, BBA revenues and pretax (income) loss classified as discontinued operations was $1.4 million and $(1.0) million, $113.6 million and $4.8 million and $171.2 million and $130.0 million, respectively.

The Company has entered into a short-term transitional services agreement (TSA) with Ikanos which provides for ongoing logistical support by the Company to Ikanos, for which Ikanos will reimburse the Company. As of October 1, 2010 and October 2, 2009, the Company had a receivable under the TSA from Ikanos of approximately $0.3 million and $3.4 million, respectively, which is classified in other current assets. The Company also recorded approximately $0.7 million and $0.4 million in royalty revenue under the TSA agreement for the fiscal years ended October 1, 2010 and October 2, 2009, respectively.

Fiscal 2008

In August 2008, the Company completed the sale of its Broadband Media Processing (“BMP”) business to NXP B.V. (“NXP”). Pursuant to the asset purchase agreement with NXP, NXP acquired certain assets including, among other things, specified patents, inventory and contracts and assumed certain employee-related liabilities.

Pursuant to the agreement, the Company obtained a license to utilize technology that was sold to NXP and NXP obtained a license to utilize certain intellectual property that the Company retained. In addition, NXP agreed to provide employment to approximately 700 of the Company’s employees at locations in the United States, Europe, Israel, Asia-Pacific and Japan.

At the closing of the transaction, the Company recorded proceeds of an aggregate of $110.4 million, which was comprised of $100.1 million in cash and $10.3 million of escrow funds, which represents the net present value of the $11.0 million in escrowed funds deposited. Investment banking, legal and other fees related to the transaction amounted to $3.6 million. As a result of the completion of the transaction, certain assets and liabilities, as well as $1.8 million of income tax on the gain on sale, were applied to the net proceeds of $106.8 million received to calculate the net gain on the sale of $6.3 million.

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company determined that the BMP business, which constituted an operating segment of the Company, qualified as discontinued operations. The results of the BMP business have been reported as discontinued operations in the consolidated statements of operations for all periods presented. Interest expense has been allocated based on the provisions of the accounting guidance for allocation of interest to discontinued operations. Interest expense reclassed to discontinued operations for fiscal years ended October 3, 2008 was $9.0 million. For fiscal year ended October 1, 2010 and October 2, 2009, no interest expenses were allocated to discontinued operations for BMP.

For the fiscal years ended October 1, 2010, October 2, 2009 and October 3, 2008, BMP revenues and pretax loss classified as discontinued operations were none and $2.9 million, $3.0 million and $11.2 million and $180.0 million and $172.1 million, respectively.

3.	Business Combinations

Fiscal 2009

In December 2008, the Company acquired certain assets from Analog Devices Inc. (“ADI”) used in the operation of ADI’s “Integrated Audio Group” (“ADI Audio”) and a license to the right to manufacture and sell certain products related to ADI Audio. Of the $3.8 million purchase price, $1.3 million was allocated to net tangible assets and $2.5 million was allocated to the cost of the license. As of October 2, 2009, the Company has paid $3.2 million in cash and recorded a payable of $0.6 million representing the final installment payment on the license, which was paid in fiscal 2010.

Fiscal 2008

In July 2008, the Company acquired Imaging Systems Group (ISG), Sigmatel Inc.’s multi-function printer imaging products, for an aggregate purchase price of $16.1 million. Of the $16.1 million purchase price, $2.5 million was allocated to net tangible assets, $7.8 million was allocated to identifiable intangible assets, $5.0 million was allocated to goodwill and $0.8 million was expensed as in-process research and development in accordance with the accounting guidance for purchased research and development projects in a business combination. The identifiable intangible assets are being amortized on a straight-line basis over their weighted average estimated useful lives of approximately three years.

Both acquisitions were accounted for using the purchase method of accounting in accordance with the accounting guidance for business combinations. The Company’s consolidated statements of operations include the results of ADI and ISG from the date of acquisition. The pro forma effect of the transactions was not material to the Company’s consolidated statement of operations for the fiscal years ended October 2, 2009 and October 3, 2008.

4.	Fair Value of Certain Financial Assets and Liabilities

The following represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of October 1, 2010 (in thousands):

Level 2

Assets:
Marketable securities	$20,059
Mindspeed warrant	20,685

Total Assets	$40,744

Level 1 financial assets and liabilities consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company had no financial assets or liabilities classified as Level 1 as of October 1, 2010 and October 2, 2009.

Level 2 financial assets and liabilities consist of the Company’s marketable debt securities, whose values are based on broker or dealer quotes or the pricing of a similar security, and the Company’s warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. The Company had no marketable securities as of October 2, 2009. The fair value of the Mindspeed warrant was $5.1 million as of October 2, 2009.

Level 3 financial assets and liabilities consist of inputs that are both significant to the fair value measurement and unobservable. The Company had no financial assets or liabilities classified as Level 3 as of October 1, 2010 and October 2, 2009.

The fair value of other financial instruments, which consist of the Company’s 4.00% convertible subordinated notes due March 2026 and the Company’s 11.25% senior secured notes due 2015, was $11.2 million (for the 4.00% convertible subordinated notes) and $168.0 million (for the 11.25% senior secured notes) as of October 1, 2010. The fair value of the 4.00% convertible subordinated notes was calculated using a quoted market price in an active market. The fair value of the 11.25% senior secured notes is based on an indicative bid price provided by the underwriter of the senior secured notes.

The following table shows the gross unrealized gain and fair value for marketable securities as of October 1, 2010 (in thousands):

		Gross
	Amortized	Unrealized
	Cost	Gain	Fair Value

October 1, 2010
U.S. Treaury obligations	$20,046	$13	$20,059

5.	Supplemental Balance Sheet Data

Inventories

Inventories consist of the following (in thousands):

	October 1,	October 2,
	2010	2009

Work-in-process	$4,840	$5,002
Finished goods	3,907	4,214

Total inventories, net	$8,747	$9,216

The Company assesses the recoverability of inventories through an ongoing review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, the value of inventory that at the time of the review is not expected to be sold is written down. The amount of the write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

The assessment of the recoverability of inventories, and the amounts of any write-downs, are based on currently available information and assumptions about future demand (generally over 12 months) and market conditions. Demand for the Company’s products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

The Company may retain and make available for sale some or all of the inventories which have been written down. In the event that actual demand is higher than originally projected, the Company may be able to sell a portion of these inventories in the future. The Company generally scraps inventories which have been written down and are identified as obsolete.

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	October 1,	October 2,
	2010	2009

Land	$—	$1,662
Land and leasheold improvements	4,721	6,887
Buildings	2,540	19,824
Machinery and equipment	28,857	56,979
Construction in progress	12	86

	36,130	85,438
Accumulated depreciation and amortization	(30,050)	(70,139)

	$6,080	$15,299

During fiscal 2010, the Company committed to a plan for the sale of certain of the Company’s property with a gross book value of $20.1 million and a net book value of $7.5 million, which has been classified as held for sale as of October 1, 2010. In addition, as a result of a physical inventory of fixed assets conducted during the fiscal year, the Company retired fixed assets with a gross book value of $31.6 million that were fully depreciated and no longer in use.

During fiscal 2009, the Company recorded an impairment charge of $0.9 million on its fixed assets, $0.2 million of which were charged to continuing operations and $0.7 million of which were charged to discontinued operations.

During fiscal 2008, the Company determined that the current challenges in the digital subscriber line (DSL) market resulted in the net book value of certain assets within the BBA business unit to be considered not fully recoverable. As a result, the Company recorded an impairment charge of $6.5 million related to the BBA business unit’s property, plant, and equipment. In addition, during fiscal 2008, the Company reevaluated its reporting unit operations with particular attention given to various scenarios for the BMP business. The determination was made that the net book value of certain assets within the BMP business unit were considered not fully recoverable. As a result, the Company recorded an impairment charge of $2.1 million related to the BMP business unit’s property, plant and equipment. The impairment charges related to BMP and BBA property, plant and equipment have been included in net loss from discontinued operations.

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

	Fiscal Year Ended
	2010	2009

Goodwill at beginning of period	$109,908	$110,412
Additions	—	1,000
Disposals	—	(1,000)
Impairments	—	—
Other adjustments	—	(504)

Goodwill at end of period	$109,908	$109,908

Impairments

All of the goodwill reported on the Company’s balance sheet is attributable to the Company’s single reporting unit. During the fourth fiscal quarter of 2010, the Company determined that the fair value of the Company’s single reporting unit is greater than the carrying value of the Company’s single reporting unit and therefore there is no impairment of goodwill as of October 1, 2010. The Company believes, based on projected revenues, cash flows and the Company’s financial position, that the remaining carrying amounts of goodwill are recoverable.

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

Additions

During fiscal 2009, the Company recorded $1.0 million of additional goodwill resulting from the final payment for the acquisition of Zarlink Semiconductor Inc. in October 2006.

Other Current Assets

Other current assets consist of the following (in thousands):

	October 1,	October 2,
	2010	2009

Other receivables	$678	$6,988
Deferred tax asset	121	327
Prepaid technical licenses	4,180	3,775
Other prepaid expenses	6,402	5,026
Other current assets	3,309	10,032

	$14,690	$26,148

Other Assets

Other assets consist of the following (in thousands):

	October 1,	October 2,
	2010	2009

Mindspeed warrant	$20,685	$5,053
Long-term restricted cash	5,600	6,423
Electronic design automation tools	6,830	1,136
Deferred debt issuance costs	4,386	1,970
Investments	3,290	4,805
Intangible assets	4,308	5,557
Deferred tax asset	1,408	—
Other non-current assets	865	691

	$47,372	$25,635

Mindspeed Warrant

The Company has a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. At October 1, 2010 and October 2, 2009, the market value of Mindspeed common stock was $7.73 and $3.05 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net each period. At October 1, 2010 and October 2, 2009, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $20.7 million and $5.1 million, respectively. At October 1, 2010, the warrant was valued using the Black-Scholes-Merton model with an expected term of 2.75 years, expected volatility of 101%, a weighted average risk-free interest rate of 0.58% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.

Technology License

As a result of the sale of the Company’s BBA business and decrease in revenues in the continuing business, the Company determined that the technology license with Freescale Semiconductor Inc. had no value and therefore recorded an impairment charge of $8.3 million for the license, of which $3.3 million was recorded in discontinued operations and $5.0 million in operating expenses in the year ended October 2, 2009.

Intangible Assets

Intangible assets consist of the following (in thousands):

	October 1, 2010			October 2, 2009
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Product licenses	$2,400	$(1,004)	$1,396	$2,400	$(628)	$1,772
Other intangible assets	6,830	(3,918)	2,912	6,830	(3,045)	3,785

	$9,230	$(4,922)	$4,308	$9,230	$(3,673)	$5,557

Intangible assets are being amortized over a weighted-average period of approximately 4.5 years. Annual amortization expense is expected to be as follows (in thousands):

	Fiscal Year Ending
	2011	2012	2013	2014	2015	Thereafter

Amortization expense	$1,137	$1,137	$1,017	$446	$150	$421

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

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	October 1,	October 2,
	2010	2009

Restructuring and reorganization liabilities	6,088	9,197
Accrued technical licenses	5,139	5,552
Income tax liabilities	488	3,909
Other	20,121	15,320

	$31,836	$33,978

Other Liabilities

Other liabilities consist of the following (in thousands):

	October 1,	October 2,
	2010	2009

Restructuring and reorganization liabilities	27,733	33,533
Deferred gain on sale of building	6,887	13,205
Income tax liabilities	9,186	6,411
Accrued technical licenses	6,038	3,413
Other	7,353	5,527

	$57,197	$62,089

6.	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	2010	2009	2008

Current:
United States	$(54)	$(149)	$(33)
Foreign	2,591	269	886
State and local	11	(10)	19

Total current	2,548	110	872

Deferred:
United States	—	—	—
Foreign	(1,981)	761	(23)

Total deferred	(1,981)	761	(23)

	$567	$871	$849

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

	October 1,	October 2,
	2010	2009

Deferred tax assets:
Intangible assets	$121,009	$139,377
Capitalized research and development	232,709	270,426
Net operating losses	628,359	581,786
Research and development and investment credits	153,905	153,938
Other, net	95,052	100,824
Valuation allowance	(1,175,361)	(1,192,035)

Total deferred tax assets	55,673	54,316

Deferred tax liabilities:
Deferred state taxes	(54,143)	(54,767)

Total deferred tax liabilities	(54,143)	(54,767)

	$1,530	$(451)

In assessing the realizability of deferred income tax assets, the accounting guidance establishes a more likely than not standard. If it is determined that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established against the deferred income tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment.

Accounting guidance further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s cumulative losses, the Company concluded that a full valuation allowance was required as of October 1, 2010 and October 2, 2009 for federal and state purposes. In fiscal 2010 and 2009, foreign operations recorded a $1.5 million net deferred tax asset and a $0.5 million net deferred tax liability, respectively.

The valuation allowance decreased $16.7 million and $9.0 million during fiscal 2010 and 2009, respectively. The decrease in fiscal 2010 was primarily due to current year income and the expiration of net operating losses and deferred stock compensation that expired without benefit. The fiscal 2009 decrease was primarily due to expiration of net operating losses and deferred stock compensation that expired without benefit offset by net operating losses.

As a result of the current accounting guidance, the Company’s deferred tax assets at October 1, 2010 and October 2, 2009 do not include $20.8 million of excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryovers. Equity will be increased by $20.8 million if and when such excess tax benefits are ultimately realized.

As of October 1, 2010, the Company has U.S. federal net operating loss carryforwards of approximately $1.7 billion that, if unutilized, will expire at various dates between 2011 and 2030, including $19 million that will expire in the next five years. As of October 1, 2010, the Company has aggregate state net operating loss carryforwards of approximately $1.1 billion that, if unutilized, will expire at various dates between 2011 through 2030, including $292 million that will expire in the next five years. The Company also has U.S. federal and state income tax credit carryforwards of approximately $89 million and $65 million, respectively. If unutilized, the U.S. federal credits expire at various dates between 2019 through 2030. The state credit carryforwards include California Manufacturer’s Investment Credits of approximately $0.3 million that expire in 2011, while the remaining state credits have no expiration date. A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	2010	2009	2008

U.S. Federal statutory tax at 35%	$8,005	$(12,873)	$(5,123)
State taxes, net of federal effect	1,165	348	(1,190)
U.S. and foreign income taxes on foreign earnings	(1,197)	7,863	6,346
Research and development credits	(186)	(939)	(3,655)
Valuation allowance	(16,658)	(8,808)	9,363
Detriment/(benefit) from discontinued operations and equity method investments, net of impairments	4,614	6,670	(7,986)
Asset impairments	—	4,494	—
Stock options	4,440	3,189	2,271
Other	384	927	823

Provision for income taxes	$567	$871	$849

Income (loss) from continuing operations before income taxes and (loss) gain on equity investments consists of the following components (in thousands):

	Fiscal Year Ended
	2010	2009	2008

United States	$20,073	$(32,737)	$(12,176)
Foreign	2,799	(4,042)	(2,462)

	$22,872	$(36,779)	$(14,638)

Certain of the Company’s foreign income tax returns for the years 2001 through 2008 are currently under examination. Management believes that adequate provision for income taxes has been made for all years, and the results of the examinations will not have a material impact on the Company’s financial position, cash flows or results of operations.

No provision has been made for U.S. federal, state or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $0.8 million and $0.1 million of undistributed earnings of foreign subsidiaries as of October 1, 2010 and October 2, 2009, respectively, which are permanently reinvested.

The following table summarizes the fiscal 2010 and 2009 activity related to the Company’s unrecognized tax benefits:

	2010	2009

Beginning balance	$73,837	$77,304
Increases related to current year tax positions	2,822	730
Expiration of the statue of limitations for the assessment of taxes	(9,130)	(4,429)
Other	492	232

Ending balance	$68,021	$73,837

Included in the unrecognized tax benefits of $68.0 million at October 1, 2010 are $57.6 million of tax benefits primarily related to federal and state acquired net operating loss and credit carryovers that, if recognized, would be offset by the Company’s valuation allowance. The reductions in our unrecognized tax benefits of $9.1 million and $4.4 million in 2010 and 2009, respectively, were primarily due to the expiration of fully reserved federal and state net operating loss carryovers without benefit.

The Company also accrued potential interest of $0.5 million related to these unrecognized tax benefits during each of fiscal year 2010 and 2009. As of October 1, 2010, the Company has recorded a liability for potential interest of $1.3 million related to these positions. The Company expects $3.3 million of the unrecognized tax benefits, primarily related to acquired net operating losses and tax credits to expire unutilized over the next 12 months. The Company does not expect its uncertain tax positions to otherwise change materially over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The fiscal 2006 through 2010 tax years generally remain subject to examination by federal and most state tax authorities.

7.	Debt

	October 1,	October 2,
	2010	2009

4.00% convertible subordinated notes due March 2026, net of debt discount of $0.2 million	$10,978	$—
Accounts receivable financing facility	—	28,653
Current portion of long-term debt	—	61,400

Short-term debt	$10,978	$90,053

Floating rate senior secured notes due November 2010	$—	$61,400
4.00% convertible subordinated notes due March 2026, net of debt discount of $21.4 million	—	228,578
11.25% senior secured notes due March 2015, net of discount of $1,457	173,543	—

Total	173,543	289,978
Less: current portion of long-term debt	—	(61,400)

Long-term debt	$173,543	$228,578

11.25% senior secured notes due 2015 — In March 2010, the Company issued $175.0 million aggregate principal amount of senior secured notes due 2015 (“senior notes”) that mature on March 15, 2015. The senior notes were sold at 99.06% of the principal amount, resulting in gross proceeds of approximately $173.4 million. Deferred debt offering costs were approximately $4.9 million, and are being amortized over the term of the debt. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be sold in the United States absent registration or an applicable exemption from registration requirements. The senior notes accrue interest at a rate of 11.25% per annum payable semiannually on March 15 and September 15 of each year, commencing on September 15, 2010. The senior notes mature on March 15, 2015. The obligations under the senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by all of the Company’s existing domestic subsidiaries (except for Conexant CF, LLC) and by all of the Company’s future domestic subsidiaries (except for immaterial subsidiaries and receivables financing subsidiaries). Conexant CF, LLC is the Company’s receivables financing subsidiary. In addition, the senior notes and the note guarantees are secured by liens on substantially all of the Company’s and the guarantors’ tangible and intangible property, subject to certain exceptions and permitted liens. On or after March 15, 2013, the Company may redeem all or a part of the senior notes at a price of 105.625% of the principal amount of the senior notes during the remainder of 2013 and 100.00% of the principal amount of the senior notes thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date. In addition, at any time prior to March 15, 2013, the Company may, on one or more occasions, redeem all or a part of the senior notes at any time at a redemption price equal to 100% of the principal amount of the senior notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the applicable redemption date. On or after January 1, 2011 until March 15, 2013, the Company may also redeem up to 35% of the original aggregate principal amount of the senior notes, using the proceeds of certain qualified equity offerings, at a redemption price of 111.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the applicable redemption date. If a change of control occurs, the Company must offer to repurchase the senior notes at a repurchase price equal to 101% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date. In addition, certain asset dispositions will be triggering events that may require the Company to use the proceeds from those sales to make an offer to repurchase the senior notes at a repurchase price equal to 100% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date if such proceeds are not otherwise invested in the Company’s business within a specific period of time. The senior notes and the note guarantees rank senior to all of the Company’s and the guarantors’ existing and future subordinated indebtedness, including the convertible notes, but they are structurally subordinated to all existing and future indebtedness and other liabilities (including non-trade payables) of the Company’s non-guarantor subsidiaries.

Floating rate senior secured notes due November 2010 — In December 2009, the Company repurchased outstanding $61.4 million floating rate senior secured notes due November 2010 at a price of 101% of par and recorded a loss on extinguishment of $0.6 million. The notes were guaranteed by certain of the Company’s U.S. subsidiaries. The guarantee was released on December 22, 2009.

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

The adoption of the accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) resulted in the following amounts recognized in the Company’s financial statements (in thousands):

	October 1,	October 2,
	2010	2009

Principal of the liability component of 4.00% convertible subordinated notes	$11,218	$250,000
Unamortized debt discount	(240)	(21,422)

Net carrying amount of liability component of 4.00% convertible subordinated notes	$10,978	$228,578

Interest expense related to the 4.00% convertible notes (in thousands):

	Fiscal Year Ended
	2010	2009	2008

Contractual interest coupon	$5,383	$10,000	$10,000
Amortization of the debt discount on the liability component	7,825	14,015	13,394

Total	$13,208	$24,015	$23,394
Effective interest rate for the liability component for the period	9.87%	9.61%	9.36%

The expected remaining life for the unamortized debt discount as of October 1, 2010 is approximately 5 months. During fiscal 2010, the Company extinguished approximately $238.8 million of its convertible notes through exchange into common stock, tender offer and privately negotiated transactions. As a result of the extinguishment, the Company recorded a loss of $18.6 million on extinguishment of debt, which consisted of $13.4 million of unamortized debt discount, $1.8 million premium over par paid upon repurchase and $3.4 million of transaction costs during fiscal 2010.

Accounts Receivable Financing Facility — On December 22, 2009, the Company established a new accounts receivable financing facility whereby it sells, from time to time, certain accounts receivable to Conexant CF, LLC (“Conexant CF”), a special purpose entity which is a consolidated subsidiary of the Company. Under the terms of the Company’s agreements with Conexant CF, the Company retains the responsibility to service and collect accounts receivable sold to Conexant CF and receives a weekly fee from Conexant CF for handling administrative matters which is equal to 1.0%, on a per annum basis, of the uncollected value of the purchased accounts receivable.

Concurrently with entering into the new accounts receivable financing facility, Conexant CF entered into a new credit facility with a bank to finance the cash portion of the purchase price of eligible receivables. The new credit facility is secured by the assets of Conexant CF. Conexant CF is required to maintain certain minimum amounts on deposit (restricted cash) of approximately $0.8 million with the bank during the term of the borrowing. Borrowings under the credit facility, which cannot exceed the lesser of $15.0 million (which may be increased up to $20 million pursuant to certain conditions set forth in the credit agreement) or 60% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables and bear interest equal to the bank Prime Rate (minimum of 3.25%) plus applicable margins (between 1.5% to 2.25%). In addition, if the aggregate amount of interest earned by the bank in any month is less than $20,000, Conexant CF pays an amount equal to the minimum monthly interest of $20,000 minus the aggregate amount of all interest earned by the bank. The credit agreement matures on December 31, 2010 and remains subject to additional 364-day renewal periods at the discretion of the bank.

The credit facility is subject to financial covenants including a minimum level of shareholders’ equity covenant, an adjusted quick ratio covenant, and a minimum cash and cash equivalents covenant. Further, any failure by the Company or Conexant CF to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit facility to immediately become due and payable. At October 1, 2010, Conexant CF had not borrowed any amounts under this credit facility.

On November 29, 2005, the Company established an accounts receivable financing facility whereby it sold, from time to time, certain accounts receivable to Conexant USA, LLC (“Conexant USA”), a special purpose entity that was a consolidated subsidiary of the Company. Under the terms of the Company’s agreements with Conexant USA, the Company retained the responsibility to service and collect accounts receivable sold to Conexant USA and received a weekly fee from Conexant USA for handling administrative matters, which equaled to 1.0%, on a per annum basis, of the uncollected value of the accounts receivable. The Company’s $50.0 million credit facility secured by the assets of Conexant USA expired on November 27, 2009. All amounts owed on the credit facility were repaid during the first quarter of fiscal 2010. Conexant USA was merged into Conexant CF in the third quarter of fiscal 2010.

As of October 1, 2010, following are the maturities of debt payment for each of the next five years:

	Fiscal Year Ending
	2011	2012	2013	2014	2015	Total
Payments due	$11,218	$—	$—	$—	$175,000	$186,218

8.	Commitments and Contingencies

Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $9.8 million, $14.9 million and $21.0 million during fiscal 2010, 2009 and 2008, respectively.

At October 1, 2010, future minimum lease payments, net of sublease income, under non-cancelable operating leases were as follows (in thousands):

	Lease	Sublease	Net
Fiscal Year Ending	Payments	Income	Obligations

2011	$14,582	$(5,242)	$9,340
2012	12,672	(4,457)	8,215
2013	12,703	(4,129)	8,574
2014	12,784	(3,898)	8,886
2015	10,590	(2,789)	7,801
Thereafter	18,013	(1,755)	16,258

Total future minimum lease payments	$81,344	$(22,270)	$59,074

The summary of future minimum lease payments includes an aggregate gross amount of $63.1 million of lease obligations that principally expire through fiscal 2021, which have been accrued for in connection with the Company’s reorganization and restructuring actions.

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

In connection with the Company’s contribution of certain of its manufacturing operations to Jazz Semiconductor Inc. (now “TowerJazz”), the Company agreed to indemnify TowerJazz for certain environmental matters and other customary divestiture-related matters. In connection with the Company’s sale of the BMP business to NXP, the Company agreed to indemnify NXP for certain claims related to the transaction. In connection with the Company’s sale of the BBA business to Ikanos, the Company agreed to indemnify Ikanos for certain claims related to the transaction. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

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

Other

Tax Matter — The Company has $68.0 million of unrecognized tax benefits in accordance with the accounting guidance and the Company is uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $1.3 million as of October 1, 2010.

9.	Shareholders’ Equity

Common and Preferred Stock

The Company’s authorized capital consists of 200,000,000 shares of common stock, par value $0.01 per share, and 25,000,000 shares of preferred stock, without par value, of which 5,000,000 shares are designated as Series A junior participating preferred stock (the “Junior Preferred Stock”).

In December 2009, the Company entered into exchange agreements with certain holders of its outstanding 4.00% convertible notes to issue an aggregate of 7.1 million shares of common stock, par value $0.01 per share, in exchange for $17.6 million aggregate principal amount of the notes.

In March 2010, the Company sold 16.1 million shares of its common stock, including the over-allotment option to underwriters to purchase 2.1 million shares of common stock, par value $0.01 per share, at the price of $4.00 per share, raising net proceeds of approximately $59.9 million, net of the offering costs of $4.5 million.

Stock-Based Award Plans

The Company maintains the 2010 Equity Incentive Plan, which was approved by stockholders in February 2010 and under which the Company has reserved 12 million shares for issuance and the 2004 New Hire Equity Incentive Plan, under which it reserved 1.6 million shares for issuance. All awards granted under these plans are service-based awards. Awards issued under the 2010 Equity Incentive Plan and the 2004 New Hire Equity Incentive Plan are settled in shares of common stock. As of October 1, 2010, approximately 9.1 million shares of the Company’s common stock are available for grant under the stock option and long-term incentive plans.

Stock Options

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options:

	Fiscal Year Ended
	October 1,	October 2,	October 3,
	2010	2009	2008

Stock option plans:
Expected dividend yield	$—	$—	$—
Expected stock price volatility	—	79%	67%
Risk free interest rate	—	2.12%	3.20%
Average expected life (in years)	—	4.87	5.25

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

A summary of stock option activity is as follows (shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, October 2, 2009	4,210	$23.20
Granted	—	—
Exercised	(30)	0.59
Forfeited	(1,884)	25.69

Outstanding, October 1, 2010	2,296	21.45

Shares vested and expected to vest, October 1, 2010	2,295	21.46

Exercisable, October 1, 2010	2,222	$21.96

At October 1, 2010, of the 2.3 million stock options outstanding, approximately 1.8 million options were held by current employees and directors of the Company, and approximately 0.5 million options were held by employees of former businesses of the Company (i.e., Mindspeed, Skyworks) who remain employed by one of these businesses. At October 1, 2010, stock options outstanding had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 2.3 years. At October 1, 2010, exercisable stock options had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 2.1 years. The total intrinsic value of options exercised in fiscal 2010 was $0.1 million. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

During the fiscal years ended October 1, 2010, October 2, 2009 and October 2, 2008, the Company recognized stock-based compensation expense of $1.4 million, $4.1 million, and $13.7 million, respectively, for stock options, in its consolidated statements of operations. At October 1, 2010, the total unrecognized fair value compensation cost related to non-vested stock option awards was $0.2 million, which is expected to be recognized over a remaining weighted average period of approximately one year.

Restricted Stock Units

The Company’s long-term incentive plans also provide for the issuance of share-based restricted stock unit (“RSU”) awards to officers and other employees and certain non-employees of the Company. These awards are subject to forfeiture if employment terminates during the prescribed vesting period (generally within two to three years of the date of award).

A summary of RSU award activity under the Company’s long-term incentive plans is as follows (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding, October 2, 2009	165	$2.82
Granted	4,790	2.71
Vested	(72)	3.77
Forfeited	(110)	2.79

Outstanding, October 1, 2010	4,773	$2.69

During the fiscal years ended October 1, 2010, October 2, 2009 and October 2, 2008, the Company recognized stock-based compensation expense of $5.2 million, $1.6 million, and $1.9 million, respectively, for RSU awards, in its consolidated statements of operations. At October 1, 2010, the total unrecognized fair value stock-based compensation cost related to RSU awards was $7.8 million, which is expected to be recognized over a weighted average period of 1.3 years. The total fair value of RSU awards vested in fiscal 2010 was $0.2 million.

Employee Stock Purchase Plan

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock purchase plans:

	Fiscal Year Ended
	October 1,	October 2,	October 3,
	2010	2009	2008

Stock purchase plans:
Expected dividend yield	$—	$—	$—
Expected stock price volatility	82%	74%	69%
Risk free interest rate	0.18%	3.14%	3.10%
Average expected life (in years)	0.50	0.50	0.50

In the first fiscal quarter of 2010, the Company reinstated the 2001 Employee Stock Purchase Plan (“ESPP”) for eligible domestic employees and the 1999 Non Qualified ESPP for eligible international employees, which were suspended in January 2009. The first purchase period commenced February 1, 2010. The ESPP allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. Under the ESPP, employees authorize the Company to withhold up to 15% of their compensation for each pay period, up to a maximum annual amount of $25,000, to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 600 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally six months in duration, but may be terminated earlier under certain circumstances.

During the fiscal years ended October 1, 2010, October 2, 2009 and October 3, 2008, the Company recognized stock-based compensation expense of $0.1 million, $0.1 million, and $0.5 million, respectively, for the ESPP in its consolidated statements of operations.

10.	Employee Benefit Plans

Retirement Savings Plan

The Company sponsors 401(k) retirement savings plans that allow eligible U.S. employees to contribute a portion of their compensation, on a pre-tax or after-tax basis, subject to annual limits. The Company may match employee contributions in whole or in part up to specified levels, and the Company may make an additional discretionary contribution at fiscal year-end, based on the Company’s performance. The Company contributions are made in cash, and are allocated based on the employee’s current investment elections. Expense under the retirement savings plans was $0.3 million, $0.5 million and $1.7 million for fiscal 2010, 2009 and 2008, respectively. Beginning January 2010, the Company resumed the company-match for the domestic 401(k) plan that was suspended in the second quarter of fiscal 2009.

Retirement Medical Plan

The Company has a retirement medical plan which covers certain of its employees and provides for medical payments to eligible employees and dependents upon retirement. At the time of the spin-off from Rockwell in fiscal 1999, the Company ceased offering retirement medical coverage to active salaried employees. Effective January 1, 2003, the Company elected to wind-down this plan, and it was phased out as of December 31, 2007. Retirement medical credit, consisting principally of interest accrued on the accumulated retirement medical obligation and the effects of the wind-down of the plan beginning in fiscal 2003, was approximately $0.6 million in fiscal 2008. As a result of the wind-down of the plan completed in fiscal 2008, no material payments were made thereafter.

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

In May 2008, the Company determined it would terminate its VERP which it had offered to certain salaried employees in association with a restructuring plan initiated in September 1998. The Company settled its liability related to the VERP via the purchase of a non-participating annuity contract. During fiscal 2008, the Company recorded a pension settlement charge of $6.3 million and net pension expense was a credit of approximately $0.1 million. As a result of the termination in fiscal 2008, no further contributions or benefit payouts occurred thereafter.

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

13.	Special Charges

Special charges consist of the following (in thousands):

	Fiscal Year Ended
	2010	2009	2008

Settlements	$589	$3,475	$—
Other special charges	530	—	(112)
Restructuring charges	(282)	15,116	11,539
Voluntary Early Retirement Plan (“VERP”) settlement charge	—	—	6,294
Loss on disposal of property	—	392	961

	$837	$18,983	$18,682

Settlement Charges

Settlement charges in fiscal 2010 resulted from the estimated settlement amount for unasserted insurance claims. Settlement charges in fiscal 2009 resulted from the settlement of the class action lawsuit related to the Company’s 401(k) savings plan.

Other Special Charges

Other Special Charges in fiscal 2010 resulted from exit activity associated with lease charge and a one-time severance benefit associated with certain reductions in headcount.

Restructuring Charges

The Company has implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.

Restructuring Accruals — As of October 1, 2010, the Company has remaining restructuring accruals of $33.8 million, of which $0.1 million relates to workforce reductions and $33.7 million relates to facility and other costs. Of the $33.8 million of restructuring accruals at October 1, 2010, $6.1 million is included in other current liabilities and $27.7 million is included in other non-current liabilities in the accompanying consolidated balance sheet. The Company expects to pay the amounts accrued for the workforce reductions through fiscal 2011 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. The Company’s accrued liabilities include the net present value of the future lease obligations of $53.5 million, net of contracted sublease income of $12.7 million, and projected sublease income of $7.0 million, and the Company will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases. The facility charges were determined in accordance with the accounting guidance for costs associated with exit or disposal activities. As a result, the Company recorded the net present value of the future lease obligations and will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases.

Fiscal 2009 Restructuring Actions — As part of a workforce reduction implemented during the fiscal year ended October 2, 2009, the Company completed actions that resulted in the elimination of 183 positions worldwide. In relation to these restructuring actions in fiscal 2009, the Company recorded $26 thousand of restructuring charges for fiscal 2010, which were included in discontinued operations related to the Company’s BBA business.

Activity and liability balances recorded as part of the fiscal 2009 restructuring actions through October 1, 2010 were as follows (in thousands):

Workforce
Reductions

Restructuring balance, October 2, 2009	$1,582
Charged to costs and expenses	26
Cash payments	(1,555)

Restructuring balance, October 1, 2010	$53

Fiscal 2008 Restructuring Actions — During fiscal 2008, the Company announced its decision to discontinue investments in standalone wireless networking solutions and other product areas. In relation to these announcements, the Company has recorded $0.1 million of restructuring charges for fiscal 2010, which related to accretion of lease liability on restructured facilities under non-cancelable leases, all of which were included in discontinued operations related to the Company’s BBA business.

Activity and liability balances recorded as part of the Fiscal 2008 Restructuring Actions through October 1, 2010 were as follows (in thousands):

Facility
and Other

Restructuring balance, October 2, 2009	$64
Charged to costs and expenses	115
Cash payments	(105)

Restructuring balance, October 1, 2010	$74

Fiscal 2007 Restructuring Actions — During fiscal 2007, the Company announced several facility closures and workforce reductions. In total, the Company notified approximately 670 employees of their involuntary termination.

In relation to these announcements, the Company has recorded $2.2 million of restructuring charges for fiscal 2010, which related to accretion of lease liability on restructured facilities under non-cancelable leases, of which $1.9 million were included in discontinued operations related to the Company’s BMP business.

Activity and liability balances recorded as part of the Fiscal 2007 Restructuring Actions through October 1, 2010 were as follows (in thousands):

Facility
and Other

Restructuring balance, October 2, 2009	$27,233
Charged to costs and expenses	2,211
Cash payments	(6,599)

Restructuring balance, October 1, 2010	$22,845

Fiscal 2006 and 2005 Restructuring Actions — During fiscal years 2006 and 2005, the Company announced operating site closures and workforce reductions. In total, the Company notified approximately 385 employees of their involuntary termination.

The Company has recorded $0.9 million, net restructuring credits for fiscal 2010, of which $1.5 million related to accretion of lease liability on restructured facilities, offset by $2.4 million of credits due to higher sub-lease and projected income at certain facility.

Activity and liability balances recorded as part of the Fiscal 2006 and 2005 Restructuring Actions through October 1, 2010 were as follows (in thousands):

Facility
and Other

Restructuring balance, October 2, 2009	$13,851
Charged to costs and expenses	(936)
Cash payments	(2,066)

Restructuring balance, October 1, 2010	$10,849

14.	Other (Income) Expense, Net

Other (income) expense, net consists of the following (in thousands):

	Fiscal Year Ended
	2010	2009	2008

Investment and interest income	$(265)	$(1,747)	$(7,237)
Gain on sale of investments	(16,054)	(1,856)	(896)
Loss on extinguishment of debt	18,583	—	—
(Increase) decrease in the fair value of derivative instruments	(15,632)	(4,508)	14,974
Impairment of equity securities	—	2,770	—
Loss on rental property	—	—	1,435
Loss on swap termination	—	1,087	—
Other	913	(771)	947

Other (income) expense, net	$(12,455)	$(5,025)	$9,223

Other income, net of $12.5 million during fiscal 2010 primarily consisted of a $16.1 million gain on sale of equity investments and an $15.6 million increase in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock, partially offset by a loss of $18.6 million on extinguishment of debt, which consisted of $13.4 million of unamortized debt discount, $1.8 million premium over par paid upon repurchase and $3.4 million of transaction costs.

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

15.	Related Party Transactions

Mindspeed Technologies, Inc. (Mindspeed)

As of October 1, 2010, the Company holds a warrant to purchase 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share exercisable through June 2013. In addition, one member of the Company’s Board of Directors also serves on the Board of Mindspeed. No significant amounts were due to or receivable from Mindspeed at October 1, 2010.

Lease Agreement — The Company’s sublease of an office building to Mindspeed expired in June 2010. Under the sublease agreement, Mindspeed paid amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. The Company recorded income related to the Mindspeed sublease agreement of $1.2 million, $1.8 million and $2.6 million in fiscal 2010, 2009 and 2008, respectively.

Additionally, Mindspeed made payments directly to the Company’s landlord totaling $2.6 million, $3.4 million and $4.0 million in fiscal 2010, 2009 and 2008, respectively.

Skyworks Solutions, Inc. (Skyworks)

One member of the Company’s Board of Directors also serves on the Board of Skyworks. No significant amounts were due to or receivable from Skyworks at October 1, 2010.

Inventory Purchases — During fiscal 2009 and 2008, the Company purchased inventory from Skyworks totaling $0.5 million and $4.8 million, respectively. There were no purchases of inventory from Skyworks in fiscal year 2010.

16.	Segment Information

Geographic Regions:

Net revenues by geographic regions, based upon the country of destination, were as follows (in thousands):

	Fiscal Year Ended
	2010	2009	2008

United States	$15,045	$5,983	$9,139
Other Americas	3,985	3,101	9,761

Total Americas	19,030	9,084	18,900
China	145,407	132,827	213,847
Taiwan	23,187	14,082	18,710
Asia-Pacific	50,315	49,627	73,278

Total Asia-Pacific	218,909	196,536	305,835

Europe, Middle East and Africa	2,787	2,807	6,769

	$240,726	$208,427	$331,504

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For fiscal 2010, 2009 and 2008, there was one distribution customer that accounted for 13%, 23% and 23% of net revenues, respectively. Sales to the Company’s twenty largest customers represented approximately 82%, 87% and 83% of net revenues for fiscal years 2010, 2009 and 2008, respectively.

Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	October 1,	October 2,	October 3,
	2010	2009	2008

United States	$24,389	$25,415	$48,122
India	1,022	1,971	2,627
China	546	2,309	3,204
Asia-Pacific	1,092	610	1,004
Europe, Middle East and Africa	1	18	34

	$27,050	$30,323	$54,991

The following have been excluded from the geographic presentation of long-lived assets above as of October 1, 2010, October 2, 2009 and October 3, 2008, respectively: Goodwill totaling $109.9 million, $109.9 million and $110.4 million; Intangible assets totaling $4.3 million, $5.6 million and $10.6 million; the Mindspeed warrant totaling $20.7 million, $5.1 million and $0.5 million; and deferred taxes totaling $0.5 million, $0.9 million and none. These items are located in the United States and disclosed separately.

17.	Quarterly Results of Operations (Unaudited)

	Fiscal Quarter Ended
Fiscal 2010	Oct. 1, 2010	Jul. 2, 2010	Apr. 1, 2010	Jan. 1, 2010

Net revenues	$56,315	$60,730	$61,868	$61,813
Gross margin	34,094	37,085	37,781	37,609
Net income (loss) from continuing operations	9,756	(6,998)	10,784	8,697
Net (loss) income from discontinued operations	(1,282)	(455)	95	(363)
Net income (loss)	8,474	(7,453)	10,879	8,334
Net income (loss) per share from continuing operations, basic	0.12	(0.09)	0.16	0.14
Net income (loss) per share from continuing operations, diluted	0.12	(0.09)	0.15	0.14
Net loss per share from discontinued operations, basic and diluted	(0.02)	—	—	—
Net income (loss) per share, basic	0.10	(0.09)	0.16	0.14
Net income (loss) per share, diluted	0.10	(0.09)	0.15	0.14

	Fiscal Quarter Ended
Fiscal 2009	Oct. 2, 2009	Jul. 3, 2009	Apr. 3, 2009	Jan. 2, 2009

Net revenues	$56,155	$50,844	$43,965	$57,463
Gross margin	33,890	30,311	25,035	32,517
Net loss from continuing operations	(11,218)	(4,245)	(15,975)	(9,019)
Gain on sale of discontinued operations	39,170	—	—	—
Net (loss) income from discontinued operations	(7,967)	3,557	(1,138)	(11,973)
Net income (loss)	19,985	(688)	(17,113)	(20,992)
Net loss per share from continuing operations, basic and fully diluted	(0.22)	(0.08)	(0.32)	(0.18)
Net gain per share from sale of discontinued operations, basic and fully diluted	0.78	—	—	—
Net (loss) income per share from discontinued operations, basic and fully diluted	(0.16)	0.07	(0.02)	(0.24)
Net income (loss) per share, basic and fully diluted	0.40	(0.01)	(0.34)	(0.42)

18.	Subsequent events

The Company has evaluated subsequent events to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Conexant Systems, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheets of Conexant Systems, Inc. and subsidiaries (the “Company”) as of October 1, 2010 and October 2, 2009, and the related consolidated statements of operations, cash flows and shareholders’ equity (deficit) and comprehensive income (loss) for each of the three years in the period ended October 1, 2010. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Conexant Systems, Inc. and subsidiaries as of October 1, 2010 and October 2, 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 1, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 8, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
November 8, 2010

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 1, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 1, 2010.

The effectiveness of our internal control over financial reporting as of October 1, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and Deloitte & Touche LLP has issued a report on our internal control over financial reporting, which follows below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Conexant Systems, Inc.
Newport Beach, California

We have audited the internal control over financial reporting of Conexant Systems, Inc. and subsidiaries (the “Company”) as of October 1, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 1, 2010 of the Company and our report dated November 8, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
November 8, 2010

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report because we will file our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 20, 2011 pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Executive Officers — The information required by this Item is incorporated herein by reference to the section entitled “Executive Officers” in the Proxy Statement.

(b) Directors — The information required by this Item is incorporated herein by reference to the section entitled “Election of Directors” in the Proxy Statement.

(c) Audit Committee and Audit Committee Financial Expert — Certain information required by this Item is incorporated herein by reference to the section entitled “Report of the Audit Committee” in the Proxy Statement. The board of directors has determined that William E. Bendush, Chairman of the Audit Committee, is an “audit committee financial expert” and “independent” as defined under applicable Securities and Exchange Commission (“SEC”) and NASDAQ rules. The board’s affirmative determination was based, among other things, upon his extensive experience as Chief Financial Officer of Applied Micro Circuits Corporation and his service at Silicon Systems.

(d) We have adopted the “Standards of Business Conduct,” a code of ethics that applies to all directors and employees, including our executive officers. A copy of the Standards of Business Conduct is posted on our Internet site at www.conexant.com. In the event that we make any amendment to, or grant any waivers of, a provision of the Standards of Business Conduct that applies to our directors and executive officers, including our principal executive officer, principal financial officer, and principal accounting officer, that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our Internet site.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended October 1, 2010 are included herewith:

(2) Supplemental Schedules

Schedule II — Valuation and Qualifying Accounts	84

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibits		Description

2.1		Asset Purchase Agreement, dated as of April 21, 2009, by and between the Company and Ikanos Communications, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009)
2.2		Asset Purchase Agreement, dated April 29, 2008, by and between the Company and NXP B.V. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.A.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)
3	.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
3	.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on February 19, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2010)
3.2		By-Laws of the Company, as amended December 18, 2009 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 24, 2009)
4.1		Indenture, dated as of March 7, 2006, by and between the Company and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association, as trustee, including the form of the Company’s 4.00% Convertible Subordinated Notes due March 1, 2026 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 8, 2006)
4	.1.1	Registration Rights Agreement, dated as of March 7, 2006, by and between the Company and Lehman Brothers, Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 8, 2006)
4.2		Indenture, dated as of March 10, 2010, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Trustee, including the form of the Company’s 11.25% Senior Secured Note due 2015 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 11, 2010)

Exhibits		Description

4	.2.1	Blanket Lien Pledge and Security Agreement, dated as of March 10, 2010, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 11, 2010)
4.3		Loan and Security Agreement, dated as of December 22, 2009, by and between Silicon Valley Bank and Conexant CF, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on March 3, 2010)
4	.3.1	Amendment No. 1 to Loan and Security Agreement, dated as of March 3, 2010, by and between Conexant CF, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2010)
*10	.1	Conexant Systems, Inc. 1999 Long-Term Incentives Plan, as amended (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 filed on May 26, 2000 (File No. 333-37918))
*10	.1.1	Form of Stock Option Agreement under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
*10	.1.2	Form of Restricted Stock Agreement (Performance Vesting) under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
*10	.1.3	Form of Restricted Stock Agreement (Time Vesting) under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
*10	.1.4	Copy of resolutions of the Board of Directors of the Company, adopted August 13, 1999 amending, among other things, the 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10-e-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999)
*10	.2	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on May 9, 2002, as amended June 13, 2002, in connection with the Skyworks transaction (incorporated by reference to Exhibit 10-b-9 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.2.1	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 13, 2002 in connection with the Skyworks transaction (incorporated by reference to Exhibit 10-b-10 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.3	Memorandum of Adjustments to Outstanding Options Under the Conexant Stock Plans approved and adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed spin-off (incorporated by reference to Exhibit 10-b-11 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)
*10	.3.1	Memorandum of Proposed Amendments to the Conexant Systems, Inc. Stock Option Plans adopted by the Board of Directors of the Company on June 5, 2003 in connection with the Mindspeed spin-off (incorporated by reference to Exhibit 10-b-12 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)
*10	.4	Amended and Restated Conexant Systems, Inc. Retirement Savings Plan (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed on December 21, 2006 (File No. 333-139547))
*10	.5	Conexant Systems, Inc. Directors Stock Plan, as amended (incorporated by reference to Exhibit 10-e-1 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)
*10	.6	Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended (incorporated by reference to Exhibit (D)(2) of Amendment No. 2 to Schedule TO filed on December 1, 2004)
*10	.6.1	Resolutions adopted by the Board of Directors of the Company on February 25, 2004 with respect to the use of shares available under certain GlobespanVirata, Inc. stock plans for future grants under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan (incorporated by reference to Exhibit 4.5.2 of the Company’s Registration Statement on Form S-8 filed on March 15, 2004 (File No. 333-113595))

Exhibits		Description

*10	.6.2	Form of Stock Option Agreement under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended (incorporated by reference to Exhibit 10-f-3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)
*10	.6.3	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010)
*10	.6.4	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (for Directors) under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan (incorporated by reference to Exhibit 10.3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010)
*10	.7	Conexant Systems, Inc. 2001 Performance Share Plan and related Performance Share Award Terms and Conditions (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on November 21, 2001 (File No. 333-73858))
*10	.8	Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010)
*10	.8.1	Form of Stock Option Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 10-j-2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)
*10	.8.2	Form of Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007)
*10	.9	Conexant Systems, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2009)
*10	.10	Conexant Systems, Inc. 2009 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008)
*10	.11	Conexant Systems, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 22, 2010)
*10	.11.1	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010)
*10	.11.2	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (for Directors) under the Conexant Systems, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010)
*10	.11.3	Form of Stock Option Award Grant Notice and Stock Option Agreement under the Conexant Systems, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.3 of the Company’s Quarterly Report on Form 10-Q for the period quarter ended April 2, 2010)
*10	.12	Conexant Systems, Inc. 2001 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed on March 1, 2010 (File No. 333-165128))
*10	.13	Deferred Compensation Plan II, effective January 1, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 5, 2006)
*10	.14	Employment Agreement, dated as of April 14, 2008, by and between the Company and D. Scott Mercer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.14.1	Amendment, dated April 22, 2009, to Employment Agreement dated as of April 14, 2008 by and between D. Scott Mercer and Conexant Systems, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009)
*10	.15	Employment Agreement, dated as of April 14, 2008, by and between the Company and C. Scherp (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)

Exhibits		Description

*10	.15.1	Amendment, dated as of August 27, 2009, to Employment Agreement dated as of April 14, 2008 by and between the Company and C. Scherp (incorporated by reference to Exhibit 10.13.1 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 22, 2009)
*10	.16	Employment Agreement, dated as of April 14, 2008, by and between the Company and S. Chittipeddi (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.16.1	Amendment, dated as of August 27, 2009, to Employment Agreement dated as of April 14, 2008 by and between the Company and S. Chittipeddi (incorporated by reference to Exhibit 10.14.1 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 22, 2009)
*10	.17	Employment Agreement, dated as of February 18, 2008, by and between the Company and Mark Peterson (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)
*10	.17.1	Amendment, dated as of May 29, 2008, to Employment Agreement dated as of February 18, 2008 by and between the Company and Mark Peterson (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 2, 2008)
*10	.17.2	Amendment, dated April 22, 2009, to Employment Agreement dated February 18, 2008 by and between the Company and Mark Peterson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 24, 2009)
*10	.17.3	Amendment, dated as of August 27, 2009, to Employment Agreement dated February 18, 2008 by and between the Company and Mark Peterson (incorporated by reference to Exhibit 10.16.3 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 22, 2009)
*10	.18	Employment Agreement, dated as of April 25, 2008, by and between the Company and Jean Hu (incorporated by reference to Exhibit 10.25 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 22, 2009)
*10	.18.1	Amendment, dated as of August 27, 2009, to Employment Agreement dated as of April 25, 2008 by and between the Company and Jean Hu (incorporated by reference to Exhibit 10.25.1 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 22, 2009)
10	.19.2	Tax Allocation Agreement, dated as of June 27, 2003, by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed on July 1, 2003)
**10	.20	Capacity & Reservation Deposit Agreement, dated as of March 20, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
10	.20.1	Amendment No. 1 to Capacity & Reservation Deposit Agreement, dated as of March 24, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.20.2	Amendment No. 2 to Capacity & Reservation Deposit Agreement, dated as of August 1, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.20.3	Amendment No. 3 to Capacity & Reservation Deposit Agreement, dated as of May 17, 2001, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-4 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.20.4	Amendment No. 4 to Capacity & Reservation Deposit Agreement, dated as of August 24, 2001, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-5 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
**10	.20.5	Foundry Agreement, dated as of July 27, 2000, by and between the Company and UMC Group (USA) (incorporated by reference to Exhibit 10-k-6 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002)
*10	.21	Form of Indemnity Agreement between the Company and the directors and certain executives of the Company (incorporated by reference to Exhibit 10-q-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

Exhibits		Description

*10	.22	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2009)
*10	.23	Summary of Non-Employee Director Compensation and Benefits
10.24		IP License Agreement, dated as of April 29, 2008, by and between the Company and NXP B.V. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
10.25		Purchase and Sale Agreement and Joint Escrow Instructions, dated January 12, 2010, by and between the Company and City Ventures, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010)
10	.25.1	Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated February 1, 2010, by and between the Company and City Ventures, LLC (incorporated by reference to Exhibit 10.6.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010)
10	.25.2	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated February 19, 2010, by and between the Company and City Ventures, LLC (incorporated by reference to Exhibit 10.6.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010)
10	.25.3	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated February 26, 2010, by and between the Company and City Ventures, LLC (incorporated by reference to Exhibit 10.6.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010)
10	.25.4	Fourth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated March 12, 2010, by and between the Company and City Ventures, LLC (incorporated by reference to Exhibit 10.6.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010)
10	.25.5	Letter, dated March 24, 2010, concerning termination of Purchase and Sale Agreement and Joint Escrow Instructions from City Ventures, LLC to the Company (incorporated by reference to Exhibit 10.6.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010)
21		List of Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
24		Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company
31.1		Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2		Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32		Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.

**	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on November 8, 2010.

CONEXANT SYSTEMS, INC.

By:	/s/ D. SCOTT MERCER
D. Scott Mercer
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on November 8, 2010 by the following persons on behalf of the registrant and in the capacities indicated:

Signature		Title

/s/ D. SCOTT MERCER D. Scott Mercer		Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ JEAN HU Jean Hu		Chief Financial Officer, Treasurer and Senior Vice President, Business Development (Principal Financial Officer)

/s/ MICHAEL ELBAZ Michael Elbaz		Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

/s/ WILLIAM E. BENDUSH* William E. Bendush		Director

/s/ STEVEN J. BILODEAU* Steven J. Bilodeau		Director

/s/ F. CRAIG FARRILL* F. Craig Farrill		Director

/s/ BALAKRISHNAN S. IYER* Balakrishnan S. Iyer		Director

/s/ MATTHEW E. MASSENGILL* Matthew E. Massengill		Director

/s/ JERRE L. STEAD* Jerre L. Stead		Director

* By:	/s/ MARK D. PETERSON Mark D. Peterson, Attorney-in-fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	(Credited) to
	Beginning of	Costs and	Additions	Balance at
Description	Year	Expenses	(Deductions)(1)	End of Year

Fiscal year ended October 1, 2010:
Allowance for doubtful accounts	$453	$(85)	$—	$368
Reserve for sales returns	1,090	(572)	—	518
Fiscal year ended October 2, 2009:
Allowance for doubtful accounts	$834	$(325)	$(56)	$453
Reserve for sales returns	2,935	(1,364)	(481)	1,090
Fiscal year ended October 3, 2008:
Allowance for doubtful accounts	$1,659	$(751)	$(74)	$834
Reserve for sales returns	3,264	(329)	—	2,935

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.