Form 10-Q
period 2010-12-31
CONEXANT SYSTEMS INC
filed 2011-02-09
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 3, 2011, there were 82,123,149 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
     This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, the negatives of such expressions, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	our expectations regarding our proposed merger transaction with Standard Microsystems Corporation;

•	our expectations regarding the market share of our products, growth in the markets we serve and our market opportunities;

•	our expectations regarding price and product competition;

•	our expectations regarding continued demand and future growth in demand for our products in the communications, PC and consumer markets we serve;

•	our expectations regarding the declines in our legacy products;

•	our plans and expectations regarding the transition of our semiconductor products to smaller line width geometries;

•	our expectation that we will be able to sustain the recoverability of our goodwill, intangible and tangible long-term assets;

•	our product development plans;

•	our expectation that our largest customers will continue to account for a substantial portion of our revenue;

•	our expectations regarding our contractual obligations and commitments;

•	our expectation that we will be able to protect our products and services with proprietary technology and intellectual property protection;

•	our expectation that we will be able to meet our lease obligations (and other financial commitments);

•	our expectations, subject to the qualifications expressed, regarding the sufficiency of our existing sources of liquidity, together with cash expected to be generated from operations, to fund our operations, research and development, anticipated capital expenditures, and working capital for at least the next twelve months;

•	our expectation that we will be able to continue to rely on third party manufacturers to manufacture, assemble and test our products to meet our customers’ demands;

•	our expectations concerning the redemption of our 4.00% convertible subordinated notes due March 2026; and

•	our expectations that we will be able to use our net operating losses and other tax attributes to offset future taxable income.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value amount)

	December 31,	October 1,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$79,606	$54,466
Marketable securities	20,028	20,059
Receivables, net of allowance of $368 at December 31, 2010 and October 1, 2010	24,500	31,463
Inventories	7,884	8,747
Other current assets	12,141	14,690
Assets held for sale	—	13,059

Total current assets	144,159	142,484
Property, plant and equipment, net of accumulated depreciation of $28,413 and $30,050 at December 31, 2010 and October 1, 2010, respectively	5,505	6,080
Goodwill	109,908	109,908
Other assets	40,507	47,372

Total assets	$300,079	$305,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	11,122	10,978
Accounts payable	11,583	12,516
Accrued compensation and benefits	6,616	7,682
Other current liabilities	32,258	31,836

Total current liabilities	61,579	63,012
Long-term debt	173,624	173,543
Other liabilities	61,029	57,197

Total liabilities	296,232	293,752
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred and junior preferred stock: 20,000 and 5,000 shares authorized, respectively	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 82,070 and 81,273 shares issued and outstanding at December 31, 2010 and October 1, 2010, respectively	821	813
Additional paid-in capital	4,921,034	4,919,582
Accumulated deficit	(4,919,187)	(4,909,509)
Accumulated other comprehensive income	1,179	1,206

Total shareholders’ equity	3,847	12,092

Total liabilities and shareholders’ equity	$300,079	$305,844

See accompanying notes to unaudited consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Quarter Ended
	December 31,	January 1,
	2010	2010
Net revenues	$46,110	$61,813
Cost of goods sold	18,709	24,204

Gross margin	27,401	37,609

Operating expenses:
Research and development	13,548	13,245
Selling, general and administrative	11,187	12,402
Amortization of intangible assets	284	396
Gain on sale of intellectual property	(1,249)	—
Special charges	2,282	346

Total operating expenses	26,052	26,389

Operating income	1,349	11,220
Interest expense	5,714	9,503
Other expense (income), net	5,851	(7,204)

(Loss) income from continuing operations before income taxes and income (loss) on equity method investments	(10,216)	8,921
Income tax provision (benefit)	94	(230)

(Loss) income from continuing operations before income (loss) on equity method investments	(10,310)	9,151
Income (loss) on equity method investments	663	(454)

(Loss) income from continuing operations	(9,647)	8,697
Loss from discontinued operations, net of tax	(31)	(363)

Net (loss) income	$(9,678)	$8,334

(Loss) income per share from continuing operations — basic and diluted	$(0.12)	$0.14

Loss per share from discontinued operations — basic and diluted	$0.00	$0.00

Net (loss) income per share — basic and diluted	$(0.12)	$0.14

Shares used in basic per-share computations	81,787	60,023

Shares used in diluted per-share computations	81,787	60,091

See accompanying notes to unaudited consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Quarter Ended
	December 31,	January 1,
	2010	2010
Cash flows from operating activities:
Net (loss) income	$(9,678)	$8,334
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	638	1,067
Amortization of intangible assets	284	396
Reversal of provision for bad debts, net	—	(101)
Reversals of inventory provisions, net	(71)	(191)
Amortization of debt discount	225	3,562
Deferred income taxes	118	13
Stock-based compensation	2,005	1,461
Decrease (increase) in fair value of derivative instruments	7,276	(4,285)
(Gains) losses on equity method investments	(663)	1,308
Loss on termination of swap	—	1,728
Loss on extinguishment of debt	—	1,124
Net gain on sale of equity securities	(1,393)	(4,113)
Gain on sale of intellectual property	(1,249)	—
Other items, net	(211)	303
Changes in assets and liabilities:
Receivables	6,963	(463)
Inventories	934	223
Accounts payable	(1,087)	(3,980)
Accrued expenses and other current liabilities	(1,463)	2,970
Other, net	838	849

Net cash provided by operating activities	3,466	10,205
Cash flows from investing activities:
Purchases of property, plant and equipment	(354)	(219)
Proceeds from sale of real estate, net of closing costs of $439	21,087	—
Proceeds from sale of property, plant and equipment	—	163
Payments for acquisitions	—	(625)
Proceeds from sales of equity securities	802	4,274
Release of restricted cash	120	8,500
Proceeds from sale of intellectual property	624	—

Net cash provided by investing activities	22,279	12,093
Cash flows from financing activities:
Net repayments of short-term debt, including debt costs of $60 and $483	(60)	(29,136)
Extinguishment of long-term debt	—	(62,014)
Proceeds from issuance of common stock, net of offering costs of $440	—	2,551
Employee income tax paid related to vesting of restricted stock units	(545)	—

Net cash used in financing activities	(605)	(88,599)

Net increase (decrease) in cash and cash equivalents	25,140	(66,301)
Cash and cash equivalents at beginning of period	54,466	125,385

Cash and cash equivalents at end of period	$79,606	$59,084

See accompanying notes to unaudited consolidated financial statements

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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end balance sheet data was derived from the audited consolidated financial statements.
Fiscal Periods — The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2011 consists of, and fiscal 2010 consisted of, 52 weeks.
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
Marketable Securities — The Company defines marketable securities as income-yielding debt securities that can be readily converted into cash and equity securities acquired through strategic non-marketable investments that subsequently became listed on public markets. All of the Company’s marketable debt securities are U.S. Treasury obligations rated Aaa or AAA by the major credit rating agencies.
The Company accounts for its investments in marketable securities as available-for-sale and determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of shareholders’ equity, on the Company’s consolidated balance sheets. Realized gains and losses are included in other expense (income), net in the accompanying unaudited consolidated statements of operations. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. The Company did not hold any securities for speculative or trading purposes.
Restricted Cash — The Company has outstanding letters of credit collateralized by restricted cash aggregating $5.5 million to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.

Inventories — On a quarterly basis, the Company also assesses the net realizable value of its inventories. When the estimated average selling prices, less cost to sell its inventory, falls below its inventory cost, the Company adjusts its inventory to its current estimated market value. Lower of cost or market adjustments may be required based upon actual average selling prices and changes to the Company’s current estimates, which could impact the Company’s gross margin percentage. There were no lower of cost or market adjustments in the fiscal quarter ended December 31, 2010 and January 1, 2010.
Investments — The Company accounts for non-marketable investments using the equity method of accounting if the investment gives the Company the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions. Additional investments by other parties in the investee will result in a reduction in the Company’s ownership interest, and the resulting gain or loss will be recorded in the consolidated statements of operations. Where the Company is unable to exercise significant influence over the investee, investments are accounted for under the cost method, except for investments in limited partnerships, for which the Company uses the equity method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, return of capital or additional investments.
Accounting for Convertible Debt — The Company has adopted the accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s hypothetical nonconvertible debt borrowing rate. The guidance resulted in the Company recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. The accounting guidance applies to our 4.00% convertible subordinated notes (“convertible notes”) issued in 2006.
Derivative Financial Instruments — The Company’s derivative financial instruments as of December 31, 2010 consisted of the Company’s warrant to purchase 6.1 million shares of Mindspeed Technologies, Inc. (“Mindspeed”) common stock.
Supplemental Cash Flow Information — Cash paid for interest was $0.1 million and $1.1 million for the fiscal quarter ended December 31, 2010 and January 1, 2010, respectively. Cash paid for income taxes for the fiscal quarter ended December 31, 2010 and January 1, 2010 was $0.1 million and $0.2 million, respectively.
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
The following potentially dilutive securities have been excluded from the diluted net (loss) income per share calculations because their effect would have been antidilutive (in thousands):

	Fiscal Quarter Ended
	December 31,	January 1,
	2010	2010
Employee stock options	3,790	6,103
4.00% convertible subordinated notes due March 2026	228	4,723

	4,018	10,826

The following potentially dilutive securities have been included in the diluted net (loss) income per share calculations (in thousands):

	Fiscal Quarter Ended
	December 31,	January 1,
	2010	2010
Weighted average shares for basic net (loss) income per share	81,787	60,023
Employee stock options and restricted stock units	—	68

Weighted average shares for diluted (loss) income per share	81,787	60,091

Goodwill — Goodwill is tested annually during the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the first fiscal quarter of 2011, based on current business forecasts, the Company determined there were no indicators of impairment and therefore no interim goodwill impairment analysis was considered necessary for this period.
Recently Issued Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued an update to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This accounting guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact of this guidance on our financial position and results of operations.
2. Sale of Real property
On December 22, 2010, the Company sold certain real property adjacent to its Newport Beach, California headquarters to Uptown Newport L.P. for $23.5 million, which consisted of $21.5 million in cash and a limited partnership interest in the property, which the Company has valued at $2.0 million. The property primarily consists of approximately 25 acres of land, and included two leased buildings, improvements and site development costs. The net book value of the property sold was as follows (in thousands):

Land	$1,662
Land and leasehold improvements, net	356
Buildings, net	5,610
Machinery and equipment, net	262
Site development costs	7,691

$15,581

The Company has continuing involvement with the property related to groundwater and soil remediation, and has therefore deferred the gain of $6.8 million on the monetary portion of the proceeds of the transaction, net of transaction costs of $0.4 million. The gain is classified under other long-term liabilities on the balance sheet. The gain will be recognized at the time that the Company receives a No Further Action letter (“NFA Letter”), or its equivalent, from the appropriate government regulator relating to such remediation, indicating that the remediation is substantially complete. Responsibility for soil remediation was transferred to Uptown Newport L.P. with the Company retaining certain obligations to assist in the soil remediation process for up to five years (or earlier under certain circumstances set forth in the agreement between the parties). Responsibility for groundwater remediation remains with the Company in perpetuity, however, receipt of a NFA Letter from the appropriate government regulator is an indication that the risk of discovery of additional groundwater contamination is remote. The Company has accrued $2.2 million of reserves based on management’s best estimate of remaining remediation costs, of which $1.5 million is classified in long-term other liabilities.
The Company did not recognize any gain on the limited partnership interest portion of the proceeds. The Company retains an approximately 7.5% limited partnership interest in the property, recognized at a cost basis of $1.3 million. The cost basis of the Company’s 7.5% limited partnership interest was determined by allocating the proportionate share of the net book value of the property sold, based on the fair value of the limited partnership interest as a percentage of the total proceeds of $23.5 million.
3. Fair Value of Certain Financial Assets and Liabilities
In accordance with the accounting guidance for fair value measurements, the following represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

Level 2
Assets:
Marketable securities	$20,028
Mindspeed warrant	13,410

Total Assets	$33,438

Level 1 financial assets and liabilities consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company had no financial assets or liabilities classified as Level 1 as of December 31, 2010 and October 1, 2010.
Level 2 financial assets and liabilities consist of the Company’s marketable debt securities, whose values are based on broker or dealer quotes or the pricing of a similar security, and the Company’s warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. The Company had marketable securities of $20.1 million as of October 1, 2010. The fair value of the Mindspeed warrant was $20.7 million as of October 1, 2010.
Level 3 financial assets and liabilities consist of inputs that are both significant to the fair value measurement and unobservable. The Company had no financial assets or liabilities classified as Level 3 as of December 31, 2010 and October 1, 2010.
The fair value of other financial instruments, which consist of the Company’s 4.00% convertible subordinated notes due March 2026 and the Company’s 11.25% senior secured notes due 2015, was $11.2 million (for the 4.00% convertible subordinated notes) and $176.8 million (for the 11.25% senior secured notes) as of December 31, 2010. The fair value of the 4.00% convertible subordinated notes was calculated using a quoted market price in an active market. The fair value of the 11.25% senior secured notes is based on an indicative bid price provided by the underwriter of the senior secured notes, and was 101% of par as of December 31, 2010.
The following table shows the gross unrealized gain and fair value for marketable securities as of December 31, 2010 (in thousands):

		Gross
	Amortized	Unrealized
	Cost	Gain	Fair Value
December 31, 2010
U.S. Treasury obligations	$20,020	$8	$20,028

4. Supplemental Financial Information
Inventories
Inventories consist of the following (in thousands):

	December 31,	October 1,
	2010	2010
Work-in-process	$5,266	$4,840
Finished goods	2,618	3,907

Total inventories	$7,884	$8,747

Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2010			October 1, 2010
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Product licenses	$2,400	$(1,096)	$1,304	$2,400	$(1,004)	$1,396
Other intangible assets	6,830	(4,110)	2,720	6,830	(3,918)	2,912

	$9,230	$(5,206)	$4,024	$9,230	$(4,922)	$4,308

Intangible assets are amortized over a weighted-average remaining period of approximately 4.3 years. Annual amortization expense is expected to be as follows (in thousands):

	Fiscal Year Ending
	2011	2012	2013	2014	2015	Thereafter
Amortization expense	$853	$1,137	$1,027	$439	$150	$418
Mindspeed Warrant
The Company has a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. At December 31, 2010 and October 1, 2010, the market value of Mindspeed common stock was $6.10 and $7.73 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other expense (income), net for each period. At December 31, 2010 and October 1, 2010, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $13.4 million and $20.7 million, respectively. At December 31, 2010, the warrant was valued using the Black-Scholes-Merton model with an expected term of 2.5 years, expected volatility of 101%, a risk-free interest rate of approximately 0.8% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.
The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.
Debt
Debt consists of the following (in thousands):

	December 31,	October 1,
	2010	2010
Short-term debt:
4.00% convertible subordinated notes due March 2026, net of debt discount of $96 and $240	$11,122	$10,978

Long-term debt:
11.25% senior secured notes due March 2015, net of discount of $1,376 and $1,457	$173,624	$173,543

11.25% senior secured notes due 2015 — In March 2010, the Company issued $175.0 million aggregate principal amount of senior secured notes due 2015 (“senior notes”) that mature on March 15, 2015. The senior notes were sold at 99.06% of the principal amount, resulting in gross proceeds of approximately $173.4 million. Deferred debt offering expenses were approximately $4.9 million and are being amortized over the term of the debt. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be sold in the United States absent registration or an applicable exemption from registration requirements. The senior notes accrue interest at a rate of 11.25% per annum payable semiannually on March 15 and September 15 of each year, commencing on September 15, 2010. The obligations under the senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by all of the Company’s domestic subsidiaries (except for Conexant CF, LLC, the Company’s receivables financing subsidiary). In addition, the senior notes and the note guarantees are secured by liens on substantially all of the Company’s and the guarantors’ tangible and intangible property, subject to certain exceptions and permitted liens. On or after March 15, 2013, the Company may redeem all or a part of the senior notes at a price of 105.625% of the principal amount of the senior notes during the remainder of 2013 and 100.00% of the principal amount of the senior notes thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date. In addition, at any time prior to March 15, 2013, the Company may, on one or more occasions, redeem all or a part of the senior notes at any time at a redemption price equal to 100% of the principal amount of the senior notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the applicable redemption date. On or after January 1, 2011 until

March 15, 2013, the Company may also redeem up to 35% of the original aggregate principal amount of the senior notes, using the proceeds of certain qualified equity offerings, at a redemption price of 111.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the applicable redemption date. If a change of control occurs (which would include the consummation of the proposed merger transaction with Standard Microsystems Corporation (“SMSC”)), the Company must offer to repurchase the senior notes at a repurchase price equal to 101% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date. In addition, certain asset dispositions will be triggering events that may require the Company to use the proceeds from those sales to make an offer to repurchase the senior notes at a repurchase price equal to 100% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date if such proceeds are not otherwise invested in the Company’s business within a specific period of time. The senior notes and the note guarantees rank senior to all of the Company’s and the guarantors’ existing and future subordinated indebtedness, including the convertible notes, but they are structurally subordinated to all existing and future indebtedness and other liabilities (including non-trade payables) of the Company’s non-guarantor subsidiaries.
4.00% convertible subordinated notes due March 2026 — In March 2006, the Company issued $200.0 million principal amount of convertible notes and, in May 2006, the initial purchaser of the convertible notes exercised its option to purchase an additional $50.0 million principal amount of the convertible notes. Total proceeds to the Company from these issuances, net of issuance costs, were $243.6 million. The convertible notes are general unsecured obligations of the Company. Interest on the convertible notes is payable in arrears semiannually on each March 1 and September 1, beginning on September 1, 2006. The convertible notes are convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $49.20 per share, subject to adjustment for certain events. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Beginning on March 1, 2011, the convertible notes may be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders may require the Company to repurchase, for cash, all or part of their convertible notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest. The Company intends to redeem the $11.2 million remaining outstanding balance of its convertible notes on March 1, 2011.
The adoption of the accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) resulted in the following amounts recognized in our financial statements (in thousands):

	December 31,	October 1,
	2010	2010
Principal of the liability component of 4.00% convertible subordinated notes	$11,218	$11,218
Unamortized debt discount	(96)	(240)

Net carrying amount of liability component of 4.00%
convertible subordinated notes	$11,122	$10,978

Interest expense related to the 4.00% convertible subordinated notes (in thousands):

	Fiscal Quarter Ended
	December 31,	January 1,
	2010	2010
Contractual interest coupon	$112	$2,324
Amortization of the debt discount on the liability component	144	3,562

Total	$256	$5,886

Effective interest rate for the liability component for the period	9.13%	9.63%
The remaining unamortized debt discount of $0.1 million for the 4.00% convertible subordinated notes will be amortized over its expected life of 2 months.
Accounts Receivable Financing Facility —On December 13, 2010, the Company established an amendment to the existing accounts receivable financing facility whereby it sells, from time to time, certain accounts receivable to Conexant CF, LLC (“Conexant CF”), a special purpose entity that is a consolidated subsidiary of the Company.
Concurrently with entering into the amended accounts receivable financing facility, Conexant CF entered into a new credit facility with a bank to finance the cash portion of the purchase price of eligible receivables. The amended credit facility is secured by the assets of Conexant CF. Conexant CF is required to maintain certain minimum amounts on deposit (restricted cash) of approximately $1.6 million with the bank, if any amounts are drawn and outstanding against this facility during the term of the credit agreement. Borrowings under the credit facility cannot exceed the lesser of $20.0 million or 80% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables and bear interest equal to the Wall Street Journal Prime Rate plus applicable margins (between 0.5% to 2.00%) payable weekly on each settlement date. As of December 31, 2010, eligible borrowings under this facility were $20.0 million. In addition, if the aggregate amount of interest earned by the bank in any month is less than $4,000, Conexant CF pays an amount equal to the minimum monthly interest of $4,000 minus the aggregate amount of all interest earned by the bank. The credit agreement matures on December 31, 2013.
The credit facility is subject to financial covenants including a minimum level of shareholders’ equity covenant and an adjusted quick ratio covenant. Further, any failure by the Company or Conexant CF to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit facility to immediately become due and payable. At December 31, 2010, Conexant CF had not borrowed any amounts under this credit facility.
5. Commitments and Contingencies
Legal Matters
Litigation Relating to the Merger with SMSC
Between January 10, 2011 and January 25, 2011, the Company, the members of the Company’s board of directors and, in certain of the lawsuits, the Company’s President and Chief Operating Officer, its Chief Financial Officer, SMSC and/or Comet Acquisition Corp., a Delaware corporation and wholly owned subsidiary of SMSC (“Merger Sub”), were named as defendants in twelve purported class action lawsuits that were filed by the Company’s stockholders in the Superior Court of the State of California, County of Orange and an additional four such lawsuits filed in the Court of Chancery of the State of Delaware. On January 20, 2011, one of the plaintiffs filed a motion to consolidate the California actions and for the appointment of a lead counsel. On or about February 3, 2011, the Delaware plaintiffs filed a proposed Order of Consolidation and Appointment of Lead Counsel.
The suits allege, among other things, that the Company’s directors and, in one case, certain of its executive officers breached their fiduciary duties to the Company’s stockholders in negotiating and entering into the Merger Agreement and by agreeing to sell the Company at an unfair price, pursuant to an unfair process and/or pursuant to unreasonable terms, and that the Company and, in certain of the lawsuits, SMSC and Merger Sub aided and abetted the alleged breaches of fiduciary duties. The suits seek, among other things, to enjoin consummation of the merger. At this stage, it is not possible to predict the outcome of these proceedings or their impact on the Company. The Company believes the allegations made in these complaints are without merit and intends to vigorously defend these actions. No amounts have been accrued for these matters as of December 31, 2010.
SMSC Termination Fee
The Merger Agreement contains customary representations and warranties and pre-closing covenants. It contains termination provisions for each of SMSC and the Company, and provides that in certain specified circumstances, the Company must pay SMSC a termination fee of $7.7 million.
Other Legal Matters
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
6. Stock-Based Award Plans
The Company maintains the 2010 Equity Incentive Plan, which was approved by stockholders in February 2010, and under which the Company has reserved 12 million shares for issuance, and the 2004 New Hire Equity Incentive Plan, under which it reserved 1.6 million shares for issuance. All awards granted under these plans are service-based awards. Awards issued under the 2010 Equity Incentive Plan and the 2004 New Hire Equity Incentive Plan are settled in shares of common stock. As of December 31, 2010, approximately 9.5 million shares of the Company’s common stock are available for grant under the stock option and long-term incentive plans.
Stock Options
Stock options are granted with exercise prices of not less than the fair market value at the grant date, generally vest over four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding. No stock options were granted in the fiscal quarter ended December 31, 2010 or January 1, 2010, respectively.
A summary of stock option activity is as follows (shares in thousands):

		Weighted Average
	Shares	Exercise Price
Outstanding, October 1, 2010	2,296	$21.45
Granted	—	—
Exercised	—	—
Forfeited	(332)	15.60

Outstanding, December 31, 2010	1,964	22.44

Shares vested and expected to vest, December 31, 2010	1,963	22.44

Exercisable, December 31, 2010	1,896	$23.03

At December 31, 2010, of the 2.0 million stock options outstanding, approximately 1.6 million options were held by current employees and directors of the Company, and approximately 0.4 million options were held by employees of former businesses of the Company who remain employed by one of these businesses. At December 31, 2010, stock options outstanding and exercisable had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 2.3 years and 2.2 years, respectively.
During the fiscal quarter ended December 31, 2010 and January 1, 2010, the Company recognized stock-based compensation expense for stock options of $0.1 million and $0.6 million, respectively, in its consolidated statements of operations. At December 31, 2010, the total unrecognized fair value compensation cost related to non-vested stock option awards was $0.1 million, which is expected to be recognized over a remaining weighted average period of approximately one year.

Restricted Stock Units
The Company’s long-term incentive plans provide for the issuance of share-based restricted stock unit (“RSU”) awards to officers and other employees and certain non-employees of the Company. These awards are subject to forfeiture if employment terminates during the prescribed vesting period (generally within one to three years of the date of award).
A summary of RSU award activity under the Company’s long-term incentive plans is as follows (shares in thousands):

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding, October 1, 2010	4,773	$2.69
Granted	215	1.65
Vested	(1,179)	2.79
Forfeited	(13)	2.79

Outstanding, December 31, 2010	3,796	$2.60

During the fiscal quarters ended December 31, 2010 and January 1, 2010, the Company recognized stock-based compensation expense of $1.9 million and $0.9 million, respectively, related to RSU awards. At December 31, 2010, the total unrecognized fair value stock-based compensation cost related to RSU awards was $6.1 million, which is expected to be recognized over a weighted average period of 1.2 years. The total fair value of RSU awards vested in the fiscal quarter ended December 31, 2010 was $1.7 million.
Employee Stock Purchase Plan
The Company’s employee stock purchase plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. Under the ESPP, employees authorize the Company to withhold up to 15% of their compensation for each pay period, up to a maximum annual amount of $25,000, to purchase shares under the plan, subject to certain limitations, and employees are limited to the purchase of 600 shares per offering period. Offering periods generally commence on the first trading day of February and August of each year and are generally six months in duration, but may be terminated earlier under certain circumstances. During the fiscal quarter ended December 31, 2010, the Company recognized stock-based compensation expense of $24 thousand for the ESPP in its consolidated statements of operations. The ESPP was suspended effective January 1, 2011. The final purchase under the ESPP will be for the offering period ending on January 31, 2011.
7. Comprehensive (Loss) Income
Comprehensive (loss) income consists of the following (in thousands):

	Fiscal Quarter Ended
	December 31,	January 1,
	2010	2010
Net (loss) income	$(9,678)	$8,334
Other comprehensive (loss) income:
Foreign currency translation adjustments	(22)	393
Unrealized loss on available-for-sale securities	(5)	—
Realized loss on interest rate swap contracts	—	1,728

Other comprehensive (loss) income:	(27)	2,121

Comprehensive (loss) income	$(9,705)	$10,455

Accumulated other comprehensive income consists of the following (in thousands):

	December 31,	October 1,
	2010	2010
Foreign currency translation adjustments	$1,171	$1,193
Unrealized gains on available-for-sale securities	8	13

Accumulated other comprehensive income	$1,179	$1,206

8. Income Taxes
The Company recorded a tax provision of $0.1 million for the fiscal quarter ended December 31, 2010, primarily reflecting income taxes imposed on our foreign subsidiaries. The Company recorded a tax benefit of $0.2 million for the fiscal quarter ended January 1, 2010, primarily reflecting the tax expense related to ongoing foreign operations offset by the reversals of certain tax reserves under applicable accounting guidance. All of our U.S. federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
9. Gain on Sale of Intellectual Property
On October 22, 2010, the Company sold certain internally developed Conexant RF Patents and MPEG Patents to Skyworks Solutions, Inc. (“Skyworks”) and terminated our exclusive rights in Skyworks RF Patents obtained pursuant to an agreement entered into between the Company and Skyworks in 2003, in exchange for non-exclusive licenses to each of the Conexant RF Patents, MPEG Patents and Skyworks RF Patents and $1.25 million in cash. The Company received $0.6 million of the sale price in November 2010 and the remainder is scheduled to be received no later than March 31, 2011. The entire amount of $1.25 million was recognized as a gain as the patents had a net book value of zero.
10. Special Charges
Special charges consist of the following (in thousands):

	Fiscal Quarter Ended
	December 31,	January 1,
	2010	2010
Other special charges	$1,946	$—
Restructuring charges	336	346

	$2,282	$346

Other Special Charges
For the fiscal quarter ended December 31, 2010, special charges consisted primarily of $0.3 million for restructuring charges related to accretion of lease liability and $1.9 million from exit activity associated with lease charges and one-time severance benefits associated with certain reductions in headcount.
Restructuring Charges
The Company has implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.
Restructuring Accruals — As of December 31, 2010, the Company has remaining restructuring accruals of $31.3 million, which primarily relate to facilities. Of the $31.3 million of restructuring accruals at December 31, 2010, $4.6 million is included in other current liabilities and $26.7 million is included in other non-current liabilities in the accompanying consolidated balance sheet. The Company expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. The Company’s accrued liabilities include the net present value of the future lease obligations of $50.1 million, net of contracted sublease income of $11.6 million, and projected sublease income of $7.2 million, and the Company will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases. The facility charges were determined in accordance with the accounting guidance for costs associated with exit or disposal activities. As a result, the Company recorded the net present value of the future lease obligations and will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases.
Fiscal 2009 Restructuring Actions — As part of a workforce reduction implemented during the fiscal year ended October 2, 2009, the Company completed actions that resulted in the elimination of 183 positions worldwide.
Activity and liability balances recorded as part of the fiscal 2009 restructuring actions through December 31, 2010 were as follows (in thousands):

Workforce
Reductions
Restructuring balance, October 1, 2010	$53
Charged to costs and expenses	—
Cash payments	(43)

Restructuring balance, December 31, 2010	$10

Fiscal 2008 Restructuring Actions — During fiscal 2008, the Company announced its decision to discontinue investments in standalone wireless networking solutions and other product areas. Charges to expense in the fiscal quarter ended December 31, 2010 relate to accretion of lease liability on restructured facilities under non-cancelable leases.
Activity and liability balances recorded as part of the Fiscal 2008 restructuring actions through December 31, 2010 were as follows (in thousands):

Facility
and Other
Restructuring balance, October 1, 2010	74
Charged to costs and expenses	2
Cash payments	(14)

Restructuring balance, December 31, 2010	$62

Fiscal 2007 Restructuring Actions — During fiscal 2007, the Company announced several facility closures and workforce reductions. In total, the Company notified approximately 670 employees of their involuntary termination. Charges to expense in the fiscal quarter ended December 31, 2010 relate to accretion of lease liability on restructured facilities under non-cancelable leases, of which $0.4 million were included in discontinued operations related to the Company’s discontinued BMP business.
Activity and liability balances recorded as part of the Fiscal 2007 restructuring actions through December 31, 2010 were as follows (in thousands):

Facility
and Other
Restructuring balance, October 1, 2010	$22,845
Charged to costs and expenses	509
Cash payments	(2,584)

Restructuring balance, December 31, 2010	$20,770

Fiscal 2006 and 2005 Restructuring Actions — During fiscal years 2006 and 2005, the Company announced operating site closures and workforce reductions. In total, the Company notified approximately 385 employees of their involuntary termination. Charges to expense in the fiscal quarter ended December 31, 2010 relate primarily to accretion of lease liability on restructured facilities under non-cancelable leases.
Activity and liability balances recorded as part of the Fiscal 2006 and 2005 restructuring actions through December 31, 2010 were as follows (in thousands):

Facility
and Other
Restructuring balance, October 1, 2010	$10,849
Charged to costs and expenses	185
Cash payments	(537)

Restructuring balance, December 31, 2010	$10,497

11. Other Expense (Income), net
Other expense (income), net consists of the following (in thousands):

	Fiscal Quarter Ended
	December 31,	January 1,
	2010	2010
Investment and interest income	$(66)	$(55)
Gain on sale of equity investments	(1,393)	(4,113)
Loss on extinguishment of debt	—	1,124
Decrease (increase) in the fair value of derivative instruments	7,276	(4,285)
Other	34	125

Other expense (income), net	$5,851	$(7,204)

Other expense of $5.9 million, net during the fiscal quarter ended December 31, 2010 primarily consisted of a $7.3 million decrease in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, partially offset by a $1.4 million gain on sale of equity investments. Other income, net of $7.2 million, net during the fiscal quarter ended January 1, 2010 primarily consisted of a $4.3 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock and a $4.1 million gain on sale of equity investments, partially offset by a loss of $1.1 million on extinguishment of debt.
12. Related Party Transactions
Mindspeed Technologies, Inc.
As of December 31, 2010, the Company holds a warrant to purchase 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share exercisable through June 2013. In addition, one member of the Company’s Board of Directors also serves on the Board of Mindspeed. No amounts were due to or receivable from Mindspeed at December 31, 2010 or at October 1, 2010.
13. Geographic Information
Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Fiscal Quarter Ended
	December 31,	January 1,
	2010	2010
United States	$2,917	$2,738
Other Americas	476	1,256

Total Americas	3,393	3,994
China	26,063	35,750
Taiwan	4,263	5,590
Asia-Pacific	12,046	15,465

Total Asia-Pacific	42,372	56,805

Europe, Middle East and Africa	345	1,014

	$46,110	$61,813

The Company believes that a portion of the products sold to original equipment manufacturers (“OEMs”) and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. One distributor accounted for 12% and 15% of net revenues for the fiscal quarter ended December 31, 2010 and January 1, 2010, respectively. Sales to the Company’s twenty largest customers represented approximately 86% and 83% of net revenues for the fiscal quarter ended December 31, 2010 and January 1, 2010, respectively.
Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	Fiscal Quarter Ended
	December 31,	October 1,
	2010	2010
United States	$25,068	$24,389
India	937	1,022
China	500	546
Asia-Pacific	664	1,092
Europe, Middle East and Africa	—	1

	$27,169	$27,050

The following have been excluded from the geographic presentation of long-lived assets above as of December 31, 2010 and October 1, 2010, respectively: Goodwill totaling $109.9 million and $109.9 million; Intangible assets totaling $4.0 million and $4.3 million; Mindspeed warrant totaling $13.4 million and $20.7 million; and net deferred taxes totaling $1.4 million and $0.5 million. These items are located in the United States and are separately disclosed.
14. Subsequent Events
The Company has evaluated subsequent events to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Such events were evaluated until the date these financial statements were issued. Based upon this evaluation, it was determined that the following subsequent events occurred that require disclosure in the financial statements.
On January 9, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SMSC and Merger Sub. Pursuant to the Merger Agreement and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of SMSC.
Subject to the terms and conditions of the Merger Agreement, each outstanding share of the Company’s common stock at the effective time of the Merger will be converted into the right to receive (i) $1.125 in cash (the “Cash Consideration”), without interest and subject to any applicable withholding tax and (ii) a fraction (the “Exchange Ratio”) of a share of SMSC common stock. If the volume-weighted average price of a share of SMSC common stock as reported by Bloomberg during the 20-day period ending on the second full trading day prior to the closing date of the Merger (the “Average Parent Stock Price”) is greater than $26.381 but less than $32.244, then the Exchange Ratio will be the Cash Consideration divided by the Average Parent Stock Price. If the Average Parent Stock Price is equal to or less than $26.381, then the Exchange Ratio will be fixed at 0.04264. If the Average Parent Stock Price is equal to or greater than $32.244, then the Exchange Ratio will be fixed at 0.03489. The transaction is expected to close in the first half of calendar 2011 subject to the satisfaction of customary closing conditions, including, among other things, (1) the affirmative vote of a majority of the outstanding shares of the Company’s common stock in favor of the adoption of the Merger Agreement, (2) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 or any other applicable foreign antitrust laws, (3) the absence of any law or order prohibiting the consummation of the Merger, (4) the declaration by the Securities and Exchange Commission (the “SEC”) of the effectiveness of the Registration Statement on Form S-4 to be filed by SMSC, (5) approval for listing on The Nasdaq Global Select Market of shares of SMSC’s common stock to be issued to the Company’s stockholders pursuant to the Merger, subject to official notice of issuance, and (6) the absence of any material adverse effect with respect to the Company or SMSC during the interim period between the execution of the Merger Agreement and consummation of the Merger.
On January 18, 2011, the Company received an unsolicited, written proposal from a private equity firm, Golden Gate Private Equity, Inc. (“Golden Gate”), to acquire all of the outstanding shares of the Company’s common stock at a price in the range of $2.35 to $2.45 per share in cash, subject to certain terms and conditions, including completion of due diligence. The Company’s board of directors, in consultation with its financial and legal advisors, determined that the proposal from Golden Gate would reasonably be expected to result in or lead to a “Superior Proposal” as such term is defined in the Merger Agreement. Accordingly, the Company’s board has authorized the Company to furnish information to Golden Gate and enter into discussions with it regarding the proposal. There is no assurance that these discussions will lead to a Superior Proposal or that the Company will reach agreement on the terms of an acquisition by Golden Gate.
On January 28, 2011, the Company announced that it intends to redeem all $11.2 million of its outstanding 4.00% convertible subordinated notes due 2026 on March 1, 2011. The convertible notes will be redeemed for cash at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. On and after the redemption date, the convertible notes will no longer be deemed outstanding, interest will cease to accrue thereon, and all rights of the holders of the convertible notes, other than the right to receive the applicable redemption price, will cease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010.
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
Pending Merger with SMSC
On January 9, 2011, we entered into the Merger Agreement with SMSC and Merger Sub. Pursuant to the Merger Agreement and subject to the conditions set forth therein, Merger Sub will merge with and into us (the “Merger”), with Conexant surviving as a wholly owned subsidiary of SMSC.
Subject to the terms and conditions of the Merger Agreement, each outstanding share of our common stock at the effective time of the Merger will be converted into the right to receive (i) $1.125 in cash (the “Cash Consideration”), without interest and subject to any applicable withholding tax and (ii) a fraction (the “Exchange Ratio”) of a share of SMSC common stock. If the volume-weighted average price of a share of SMSC common stock as reported by Bloomberg during the 20 trading day period ending on the second full trading day prior to the closing date of the Merger (the “Average Parent Stock Price”) is greater than $26.381 but less than $32.244, then the Exchange Ratio will be the Cash Consideration divided by the Average Parent Stock Price. If the Average Parent Stock Price is equal to or less than $26.381, then the Exchange Ratio will be fixed at 0.04264. If the Average Parent Stock Price is equal to or greater than $32.244, then the Exchange Ratio will be fixed at 0.03489. The transaction is expected to close in the first half of calendar 2011 subject to the satisfaction of customary closing conditions, including, among other things, (1) the affirmative vote of a majority of the outstanding shares of our common stock in favor of the adoption of the Merger Agreement, (2) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 or any other applicable foreign antitrust laws, (3) the absence of any law or order prohibiting the consummation of the Merger, (4) the declaration by the SEC of the effectiveness of the Registration Statement on Form S-4 to be filed by SMSC, (5) approval for listing on The Nasdaq Global Select Market of shares of SMSC’s common stock to be issued to our stockholders pursuant to the Merger, subject to official notice of issuance, and (6) the absence of any material adverse effect with respect to us or SMSC during the interim period between the execution of the Merger Agreement and consummation of the Merger.
On January 18, 2011, we received an unsolicited, written proposal from Golden Gate to acquire all of the outstanding shares of our common stock at a price in the range of $2.35 to $2.45 per share in cash, subject to certain terms and conditions, including completion of due diligence. Our board of directors, in consultation with our financial and legal advisors, determined that the proposal from Golden Gate would reasonably be expected to result in or lead to a “Superior Proposal” as such term is defined in the Merger Agreement. Accordingly, our board has authorized us to furnish information to Golden Gate and enter into discussions with it regarding the proposal. There is no assurance that these discussions will lead to a Superior Proposal or that we will reach agreement on the terms of an acquisition by Golden Gate.
Sale of Real Property
On December 22, 2010, we sold certain real property adjacent to our Newport Beach, California headquarters to Uptown Newport L.P. for $23.5 million, which consisted of $21.5 million in cash and a limited partnership interest in the property, which we valued at $2.0 million. The property primarily consists of approximately 25 acres of land, and included two leased buildings, improvements and site development costs. The net book value of the property sold was as follows (in thousands):

Land	$1,662
Land and leasehold improvements, net	356
Buildings, net	5,610
Machinery and equipment, net	262
Site development costs	7,691

$15,581

We have continuing involvement with the property related to groundwater and soil remediation, and have therefore deferred the gain of $6.8 million on the monetary portion of the proceeds of the transaction, net of transaction costs of $0.4 million. The gain is classified under other long-term liabilities on the balance sheet. The gain will be recognized at the time that we receive a No Further Action letter (“NFA Letter”), or its equivalent, from the appropriate government regulator relating to such remediation, indicating that the remediation is substantially complete. Responsibility for soil remediation was transferred to Uptown Newport L.P. but we retain certain obligations to assist in the soil remediation process for up to five years (or earlier under certain circumstances set forth in the agreement between the parties). Responsibility for groundwater remediation remains with us in perpetuity, however, receipt of a NFA Letter from the appropriate government regulator is an indication that the risk of discovery of additional groundwater contamination is remote. We have accrued $2.2 million of reserves based on management’s best estimate of remaining remediation costs, of which $1.5 million is classified in long-term other liabilities.
We did not recognize any gain on the limited partnership interest portion of the proceeds. We retain an approximately 7.5% limited partnership interest in the property, recognized at a cost basis of $1.3 million. The cost basis of our 7.5% limited partnership interest was determined by allocating the proportionate share of the net book value of the property sold, based on the fair value of the limited partnership interest as a percentage of the total proceeds of $23.5 million.
Critical Accounting Policies
The consolidated financial statements have been prepared in accordance with US GAAP, which require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 27 — 31 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010. Management believes that at December 31, 2010, there has been no material change to this information.
Results of Operations
Net Revenues
Net revenues consist of product sales, which we generally recognize upon shipment, less an estimate for returns and allowances. We sell our products to distributors, contract manufacturers (ODMs) and end-customers (OEMs), whose products include our products. End customers may purchase directly from us or from distributors or contract manufacturers.
Our net revenues decreased 25% to $46.1 million in the fiscal quarter ended December 31, 2010 from $61.8 million in the fiscal quarter ended January 1, 2010. The decrease in net revenues was driven by a 35% decrease in unit volume shipments offset by a 15% increase in average selling prices (“ASPs”). The volume decrease between the fiscal quarter ended December 31, 2010 and the fiscal quarter ended January 1, 2010 was driven by a 74% decrease in legacy product unit shipments, including our computer modems, modems for digital television platforms in Japan, and wireless solutions, along with declines in our audio and imaging solutions. The pricing increase between the fiscal quarter ended December 31, 2010 and the fiscal quarter ended January 1, 2010 was attributable to a change in product mix.
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
Our gross margin percentage for the fiscal quarter ended December 31, 2010 was 59% compared with 61% for the fiscal quarter ended January 1, 2010. The two point gross margin percentage decrease is primarily attributable to higher scalable manufacturing costs.

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
R&D expense increased $0.3 million, or 2%, in the fiscal quarter ended December 31, 2010 compared to the fiscal quarter ended January 1, 2010. The increase is primarily due to higher project and tape-out expenses offset by lower employee incentives accruals.
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
SG&A expense decreased $1.2 million, or 10%, in the fiscal quarter ended December 31, 2010 compared to the fiscal quarter ended January 1, 2010. The decrease is primarily due to lower legal and professional fees and lower employee incentive accruals.
Amortization of Intangible Assets
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our remaining intangible assets are being amortized over a weighted-average period of approximately 4.3 years.
Amortization expense decreased by $0.1 million, or 28%, in the fiscal quarter ended December 31, 2010 compared to the fiscal quarter ended January 1, 2010.
Sale of Intellectual Property
On October 22, 2010, we sold certain internally developed Conexant RF Patents and MPEG Patents to Skyworks and terminated our exclusive rights in Skyworks RF Patents obtained pursuant to an agreement we entered into with Skyworks in 2003, in exchange for non-exclusive licenses to each of the Conexant RF Patents, MPEG Patents and Skyworks RF Patents and $1.25 million in cash. We received $0.6 million of the amount in November 2010 and the other half is scheduled to be received no later than March 31, 2011. The entire $1.25 million was recognized as gain as the patents had no book value.
Special Charges
For the fiscal quarter ended December 31, 2010, special charges consisted primarily of $0.3 million for restructuring charges related to accretion of lease liability and $1.9 million from exit activity associated with lease charges and one-time severance benefits associated with certain reductions in headcount.
For the fiscal quarter ended January 1, 2010, special charges consisted primarily of $0.3 million for restructuring charges related to accretion of lease liability.
Interest Expense
Interest expense decreased $3.8 million to $5.7 million in the fiscal quarter ended December 31, 2010 from $9.5 million in the fiscal quarter ended January 1, 2010. The decrease is primarily attributable to the reduction in debt discount expense due to extinguishment of debt in the fiscal year ended October 1, 2010. Interest expense in the fiscal quarters ended December 31, 2010 and January 1, 2010 includes debt discount amortization of $0.1 million and $3.6 million, respectively.

Other expense (income), net
Other expense (income), net consists of the following (in thousands):

	Fiscal Quarter Ended
	December 31,	January 1,
	2010	2010
Investment and interest income	$(66)	$(55)
Gain on sale of equity investments	(1,393)	(4,113)
Loss on extinguishment of debt	—	1,124
Decrease (increase) in the fair value of derivative instruments	7,276	(4,285)
Other	34	125

Other expense (income), net	$5,851	$(7,204)

Other expense of $5.9 million, net during the fiscal quarter ended December 31, 2010 primarily consisted of a $7.3 million decrease in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, partially offset by a $1.4 million gain on sale of equity investments. Other income, net of $7.2 million during the fiscal quarter ended January 1, 2010 primarily consisted of a $4.3 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock and a $4.1 million gain on sale of equity investments, partially offset by a loss of $1.1 million on extinguishment of debt.
Provision for Income Taxes
We recorded a tax provision of $0.1 million for the fiscal quarter ended December 31, 2010, primarily reflecting income taxes imposed on our foreign subsidiaries. We recorded a tax benefit of $0.2 million for the fiscal quarter ended January 1, 2010, primarily reflecting the tax expense related to ongoing foreign operations offset by the reversals of certain tax reserves under applicable accounting guidance. All of our U.S. federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, sales of non-core assets, borrowings and operating cash flow. In addition, we have generated additional liquidity in the past through the sale of equity and debt securities.
Our cash and cash equivalents increased $25.1 million between October 1, 2010 and December 31, 2010. The increase was primarily due to the sale of real property for net proceeds of $21.1 million, cash provided from operations of $3.5 million, proceeds from sale of equity investments of $0.8 million and proceeds from the sale of intellectual property of $0.6 million, offset by employee tax paid by us in lieu of issuing restricted stock units of $0.5 million and purchases of property, plant and equipment of $0.4 million.
On January 28, 2011, we announced that we intend to redeem all $11.2 million of our outstanding 4.00% convertible subordinated notes due 2026 on March 1, 2011. The convertible notes will be redeemed for cash at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. On and after the redemption date, the convertible notes will no longer be deemed outstanding, interest will cease to accrue thereon, and all rights of the holders of the convertible notes, other than the right to receive the applicable redemption price, will cease.
     Cash flows are as follows (in thousands):

	Fiscal Quarter Ended
	December 31,	January 1,
	2010	2010
Net cash provided by operating activities	$3,466	$10,205
Net cash provided by investing activities	22,279	12,093
Net cash used in financing activities	(605)	(88,599)

Net increase (decrease) in cash and cash equivalents	$25,140	$(66,301)

Operating Activities
Cash provided by operating activities was $3.5 million for the quarter ended December 31, 2010 compared to $10.2 million for the quarter ended January 1, 2010. Cash provided by operating activities for the quarter ended December 31, 2010 was primarily driven by $7.0 million of net non-cash operating expenses and a $6.2 million increase in working capital, offset by a net loss of $9.7 million. Cash provided by operating activities for the fiscal quarter ended January 1, 2010 was primarily driven by $8.3 million in net income and net non-cash operating expenses of $2.3 million, offset by a decrease in working capital of $0.4 million.

Investing Activities
Cash provided by investing activities was $22.3 million for the fiscal quarter ended December 31, 2010 compared to cash provided by investing activities of $12.1 million for the fiscal quarter ended January 1, 2010. Cash provided by investing activities for the quarter ended December 31, 2010 was primarily driven by proceeds from the sale of real property of $21.1 million, proceeds from the sale of equity investments of $0.8 million and proceeds from the sale of intellectual property of $0.6 million and release of restricted cash of $0.1 million, offset by capital expenditures of $0.4 million. Cash provided by investing activities for the quarter ended January 1, 2010 was primarily driven by the release of restricted cash of $8.5 million, proceeds from sale of marketable securities of $4.3 million, offset by payment for an acquisition of $0.6 million.
Financing Activities
Cash used in financing activities was $0.6 million for the fiscal quarter ended December 31, 2010 compared to $88.6 million for the fiscal quarter ended January 1, 2010. Cash used in financing activities for the quarter ended December 31, 2010 was primarily driven by employee tax paid by us in lieu of issuing restricted stock units of $0.5 million and fees paid in connection with renewal of line of credit of $0.1 million. Cash used in financing activities for the quarter ended January 1, 2010 was primarily driven by the extinguishment of remaining floating rate senior secured notes for $62.0 million and repayment of $29.1 million of short-term debt, offset by the common stock offering of $2.6 million.
Recent Financing Transactions
On December 22, 2010, we sold certain real property adjacent to our Newport Beach, California headquarters to Uptown Newport L.P. for $23.5 million, which consisted of $21.5 million in cash and a limited partnership interest in the property, which we have valued at $2.0 million.
On December 13, 2010, Conexant CF entered into an amended credit facility with Silicon Valley Bank for up to $20 million. The renewed credit facility is effective through December 31, 2013, and replaces an expiring one-year, $15 million accounts receivable credit facility.
We believe that our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.
Contractual Obligations and Commitments
In accordance with the terms of our senior notes, if a change of control occurs, we must offer to repurchase the senior notes at a repurchase price equal to 101% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date. The consummation of the proposed merger transaction with SMSC would be considered a change of control for this purpose. Except for this and for our recent property sale transaction discussed in Note 2 to the consolidated financial statements in Item 1, there have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 1, 2010. For a summary of the contractual commitments at October 1, 2010, see Part II, Item 7, page 37 in our 2010 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with our spin-off from Rockwell International Corporation (“Rockwell”), we assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with our contribution of certain of our manufacturing operations to Jazz Semiconductor, Inc. (now “TowerJazz”), we agreed to indemnify TowerJazz for certain environmental matters and other customary divestiture-related matters. In connection with our sale of the BMP business to NXP, we agreed to indemnify NXP for certain claims related to the transaction. In connection with our sale of the BBA business to Ikanos, we agreed to indemnify Ikanos for certain claims related to the transaction. In connection with the sales of our products, we provide intellectual property indemnities to our customers. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware.
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
We have other outstanding letters of credit collateralized by restricted cash aggregating $5.5 million to secure various long-term operating leases and our self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.

Special Purpose Entities
We have one special purpose entity, Conexant CF, which is not permitted, nor may its assets be used, to guarantee or satisfy any of our obligations or those of our subsidiaries.
On December 13, 2010, we established an amendment to the existing accounts receivable financing facility whereby we sell, from time to time, certain accounts receivable to Conexant CF. Under the terms of our agreements with Conexant CF, we retain the responsibility to service and collect accounts receivable sold to Conexant CF and receive a weekly fee from Conexant CF for handling administrative matters that is equal to 1.0%, on a per annum basis, of the uncollected value of the purchased accounts receivable.
Concurrently with entering into the amended accounts receivable financing facility, Conexant CF entered into an amended credit facility to finance the cash portion of the purchase price of eligible receivables. The amended credit facility is secured by the assets of Conexant CF. Conexant CF is required to maintain certain minimum amounts on deposit (restricted cash) of approximately $1.6 million with the bank, if any amounts are drawn and outstanding against this facility during the term of the credit agreement. Borrowings under the credit facility, which cannot exceed the lesser of $20.0 million or 80% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables, bear interest equal to the Wall Street Journal prime rate plus applicable margins (between 0.5% to 2.00%), payable weekly on each settlement date. As of December 31, 2010, eligible borrowings under this facility were $20.0 million. In addition, if the aggregate amount of interest earned by the bank in any month is less than $4,000, Conexant CF pays an amount equal to the minimum monthly interest of $4,000 minus the aggregate amount of all interest earned by the bank. The credit agreement matures on December 31, 2013.
The credit facility is subject to financial covenants including a minimum level of shareholders’ equity covenant and an adjusted quick ratio covenant. Further, any failure by us or Conexant CF to pay our respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit facility to immediately become due and payable.
At December 31, 2010, Conexant CF had not borrowed any amounts under this credit facility and was in compliance with all covenants under the credit facility.
Recently Issued Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued an update to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This accounting guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years. Early adoption is not permitted. We are currently evaluating the impact of this guidance on our financial position and results of operations.
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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2010, the carrying value of our cash and cash equivalents approximated fair value.
We hold a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of December 31, 2010, a 10% decrease in the market price of Mindspeed’s common stock would result in a $2.1 million decrease in the fair value of this warrant. At December 31, 2010, the market price of Mindspeed’s common stock was $6.10 per share. During the first fiscal quarter of 2011, the market price of Mindspeed’s common stock ranged from a low of $5.25 per share to a high of $8.50 per share.
Our short-term debt consists of 4.00% convertible subordinated notes with interest at fixed rates. The fair value of our 4.00% convertible subordinated notes could be subject to significant fluctuation due to their convertibility into shares of our common stock and was calculated using a quoted market price in an active market.

Our long-term debt consists of 11.25% senior secured notes with interest at fixed rates. The fair value of the 11.25% senior secured notes is based on an indicative bid price provided by the underwriter of the senior secured notes.
The following table shows the fair values of our financial instruments as of December 31, 2010 (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$79,606	$79,606
Marketable securities	20,028	20,028
Mindspeed warrant	13,410	13,410
Long-term restricted cash	5,480	5,480
Short-term debt: convertible subordinated notes	11,218	11,232
Long-term debt: senior secured notes	175,000	176,750
Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future. At December 31, 2010, we did not have any foreign currency exchange contracts outstanding.
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
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Litigation Relating to the Merger with SMSC
Between January 10, 2011 and January 25, 2011, we, the members of our board of directors and, in certain of the lawsuits, our President and Chief Operating Officer, our Chief Financial Officer, SMSC and/or Merger Sub, were named as defendants in twelve purported class action lawsuits that were filed by our stockholders in the Superior Court of the State of California, County of Orange and an additional four such lawsuits filed in the Court of Chancery of the State of Delaware. On January 20, 2011, one of the plaintiffs filed a motion to consolidate the California actions and for the appointment of a lead counsel. On or about February 3, 2011, the Delaware plaintiffs filed a proposed Order of Consolidation and Appointment of Lead Counsel.
The suits allege, among other things, that our directors and, in one case, certain of our executive officers breached their fiduciary duties to our stockholders in negotiating and entering into the Merger Agreement and by agreeing to sell us at an unfair price, pursuant to an unfair process and/or pursuant to unreasonable terms, and that the Company and, in certain of the lawsuits, SMSC and Merger Sub aided and abetted the alleged breaches of fiduciary duties. The suits seek, among other things, to enjoin consummation of the merger. At this stage, it is not possible to predict the outcome of these proceedings or their impact on the Company. The Company believes the allegations made in these complaints are without merit and intends to vigorously defend these actions.
ITEM 1A. RISK FACTORS
Other than the risk factors enumerated below, as of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the year ended October 1, 2010, filed with the Securities and Exchange Commission on November 9, 2010.
Risks Factors Related to the Merger with SMSC
Failure to consummate or delay in consummating the merger with SMSC announced on January 10, 2011 for any reason could materially and adversely affect our operations and our stock price.
If the merger with SMSC is not consummated for any reason, including the failure of our stockholders to adopt the merger agreement with SMSC or the failure to receive the necessary regulatory approvals or if there is a delay in the consummation of the merger, we will be subject to a number of material risks, including:
•	we could be required to pay to SMSC a termination fee of $7.7 million under certain circumstances as set forth in the merger agreement;

•	the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be consummated;

•	the possibility exists that certain key employees may terminate their employment with us as a result of the proposed merger with SMSC even if the proposed merger is not ultimately consummated;

•	benefits that we expect to realize from the merger, such as the potentially enhanced strategic position of the combined company, would not be realized; and

•	the diversion of management’s attention away from our day-to-day business, limitations on the conduct of our business prior to completing the merger, and other restrictive covenants contained in the merger agreement that may impact the manner in which our management is able to conduct the business of the company during the period prior to the consummation of the merger and the unavoidable disruption to our employees and our relationships with customers and suppliers during the period prior to the consummation of the merger, may make it difficult for us to regain our financial and market position if the merger does not occur.
In addition, if the merger agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided in the merger.
On January 18, 2011, we received an unsolicited, written proposal from Golden Gate to acquire all of the outstanding shares of our common stock at a price in the range of $2.35 to $2.45 per share in cash, subject to certain terms and conditions, including completion of due diligence. If we were to terminate the Merger Agreement to enter into a definitive agreement with Golden Gate, we would be required to pay to SMSC the $7.7 million termination fee. In addition, if we were to terminate the Merger Agreement to enter into a definitive agreement with Golden Gate, but were not able to consummate a merger with Golden Gate for any reason, then not only would we remain subject to the risks described above, but those risks could be exacerbated, particularly with respect to the diversion of management’s attention away from our day-to-day business, the disruption to our employees and the disruption to our relationships with our customers and suppliers.

Legal proceedings in connection with the merger could delay or prevent the completion of the merger.

Purported class action lawsuits have been filed by third parties challenging the proposed merger and seeking, among other things, to enjoin the consummation of the merger. One of the conditions to the closing of the merger is that no governmental entity has enjoined the consummation of the merger. If a plaintiff is successful in obtaining an injunction prohibiting consummation of the merger, then the injunction may delay the merger or prevent the merger from being completed.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated January 9, 2011, among the Company, Standard Microsystems Corporation and Comet Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 10, 2011).†

*10.1	2011 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 19, 2010).

10.2	Purchase and Sale Agreement, dated December 9, 2010, by and between the Company and Uptown Newport L.P.

10.3	Amendment No. 3 to Loan and Security Agreement, dated December 13, 2010, by and between Silicon Valley Bank and Conexant CF, LLC.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

†	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)
Date: February 8, 2011	By	/s/ JEAN HU
Jean Hu
Chief Financial Officer, Treasurer and Senior Vice President, Business Development (principal financial officer)

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated January 9, 2011, among the Company, Standard Microsystems Corporation and Comet Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 10, 2011).†

*10.1	2011 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 19, 2010).

10.2	Purchase and Sale Agreement, dated December 9, 2010, by and between the Company and Uptown Newport L.P.

10.3	Amendment No. 3 to Loan and Security Agreement, dated December 13, 2010, by and between Silicon Valley Bank and Conexant CF, LLC.

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

†	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.