Form 10-Q
period 2011-04-01
CONEXANT SYSTEMS INC
filed 2011-04-18
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 8, 2011, there were 82,223,116 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
     This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, the negatives of such expressions, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	our expectations regarding our proposed merger transaction with Gold Holdings, Inc.;

•	our expectations regarding the market share of our products, growth in the markets we serve and our market opportunities;

•	our expectations regarding price and product competition;

•	our expectations regarding continued demand and future growth in demand for our products in the communications, PC and consumer markets we serve;

•	our expectations regarding the declines in our legacy products;

•	our plans and expectations regarding the transition of our semiconductor products to smaller line width geometries;

•	our expectation that we will be able to sustain the recoverability of our goodwill, intangible and tangible long-term assets;

•	our product development plans;

•	our expectation that our largest customers will continue to account for a substantial portion of our revenue;

•	our expectations regarding our contractual obligations and commitments;

•	our expectation that we will be able to protect our products and services with proprietary technology and intellectual property protection;

•	our expectation that we will be able to meet our lease obligations (and other financial commitments);

•	our expectations, subject to the qualifications expressed, regarding the sufficiency of our existing sources of liquidity, together with cash expected to be generated from operations, to fund our operations, research and development, anticipated capital expenditures, and working capital for at least the next twelve months;

•	our expectation that we will be able to continue to rely on third party manufacturers to manufacture, assemble and test our products to meet our customers’ demands; and

•	our expectations that we will be able to use our net operating losses and other tax attributes to offset future taxable income.
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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value amount)

	April 1,	October 1,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$65,172	$54,466
Marketable securities	—	20,059
Receivables, net of allowance of $368 at April 1, 2011 and October 1, 2010	26,412	31,463
Inventories	8,400	8,747
Other current assets	10,591	14,690
Assets held for sale	—	13,059

Total current assets	110,575	142,484
Property, plant and equipment, net of accumulated depreciation of $26,561 and $30,050 at April 1, 2011 and October 1, 2010, respectively	5,145	6,080
Goodwill	109,908	109,908
Other assets	41,423	47,372

Total assets	$267,051	$305,844

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Short-term debt	—	10,978
Accounts payable	12,097	12,516
Accrued compensation and benefits	6,987	7,682
Other current liabilities	28,651	31,836

Total current liabilities	47,735	63,012
Long-term debt	173,706	173,543
Other liabilities	58,497	57,197

Total liabilities	279,938	293,752
Commitments and contingencies (Note 5)
Shareholders’ (deficit) equity:
Preferred and junior preferred stock: 20,000 and 5,000 shares authorized, respectively	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 82,223 and 81,273 shares issued and outstanding at April 1, 2011 and October 1, 2010, respectively	823	813
Additional paid-in capital	4,922,697	4,919,582
Accumulated deficit	(4,938,006)	(4,909,509)
Accumulated other comprehensive income	1,599	1,206

Total shareholders’ (deficit) equity	(12,887)	12,092

Total liabilities and shareholders’ (deficit) equity	$267,051	$305,844

See accompanying notes to unaudited consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Net revenues	$43,129	$61,868	$89,239	$123,681
Cost of goods sold	18,907	24,087	37,616	48,291

Gross margin	24,222	37,781	51,623	75,390

Operating expenses:
Research and development	14,562	14,100	28,110	27,345
Selling, general and administrative	11,101	12,681	22,288	25,083
Amortization of intangible assets	284	284	568	680
Gain on sale of intellectual property	—	—	(1,249)	—
Special charges (credits)	12,948	(210)	15,230	136

Total operating expenses	38,895	26,855	64,947	53,244

Operating (loss) income	(14,673)	10,926	(13,324)	22,146
Interest expense	5,510	7,775	11,224	17,278
Other (income) expense, net	(1,206)	(7,755)	4,645	(14,959)

(Loss) income from continuing operations before income taxes and income (loss) on equity method investments	(18,977)	10,906	(29,193)	19,827
Income tax provision	316	331	410	101

(Loss) income from continuing operations before income (loss) on equity method investments	(19,293)	10,575	(29,603)	19,726
Income (loss) on equity method investments	832	209	1,495	(245)

(Loss) income from continuing operations	(18,461)	10,784	(28,108)	19,481
(Loss) income from discontinued operations, net of tax	(358)	95	(389)	(268)

Net (loss) income	$(18,819)	$10,879	$(28,497)	$19,213

(Loss) income per share from continuing operations — basic	$(0.22)	$0.16	$(0.34)	$0.30

(Loss) income per share from continuing operations — diluted	$(0.22)	$0.15	$(0.34)	$0.30

(Loss) income per share from discontinued operations — basic	$(0.01)	$0.00	$(0.01)	$0.00

(Loss) income per share from discontinued operations — diluted	$(0.01)	$0.00	$(0.01)	$(0.01)

(Loss) income per share — basic	$(0.23)	$0.16	$(0.35)	$0.30

(Loss) income per share — diluted	$(0.23)	$0.15	$(0.35)	$0.29

Shares used in basic per-share computations	82,159	69,136	81,973	64,579

Shares used in diluted per-share computations	82,159	70,513	81,973	65,273

See accompanying notes to unaudited consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Fiscal Months Ended
	April 1,	April 2,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(28,497)	$19,213
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,306	1,906
Amortization of intangible assets	568	680
Reversal of provision for bad debts, net	—	(120)
Charges for inventory provisions, net	458	32
Amortization of debt discount	402	6,979
Deferred income taxes	(20)	118
Stock-based compensation	3,712	3,321
Decrease (increase) in fair value of derivative instruments	5,779	(18,201)
(Gains) losses on equity method investments	(1,495)	1,099
Loss on termination of swap	—	1,728
Loss on extinguishment of debt	—	10,605
Net gain on sale of equity securities	(1,393)	(7,734)
Gain on sale of intellectual property	(1,249)	—
Other items, net	(301)	234
Changes in assets and liabilities:
Receivables	5,051	2,432
Inventories	(111)	(386)
Accounts payable	(461)	(9,935)
Accrued expenses and other current liabilities	(4,700)	1,065
Other, net	1,013	(1,817)

Net cash (used in) provided by operating activities	(19,938)	11,219
Cash flows from investing activities:
Purchases of property, plant and equipment	(751)	(525)
Proceeds from sale of real estate, net of closing costs of $439	21,087	—
Proceeds from sale of property, plant and equipment	52	397
Payments for acquisitions	—	(625)
Proceeds from maturity of marketable securities	20,000	—
Proceeds from sales of equity securities	802	8,030
Release of restricted cash	70	8,500
Proceeds from sale of intellectual property	1,249	—

Net cash provided by investing activities	42,509	15,777
Cash flows from financing activities:
Net repayments of short-term debt, including debt costs of $60 and $483	(11,278)	(29,136)
Extinguishment of long-term debt	—	(166,676)
Proceeds from common stock offerings, net of expenses of $4,872	—	62,519
Proceeds from issuance of long-term bonds, net of expenses of $4,911	—	168,449
Proceeds from issuance of common stock under employee stock plans	94	18
Repurchase of shares upon exercise of employee stock awards	(681)	(29)

Net cash (used in) provided by financing activities	(11,865)	35,145

Net increase in cash and cash equivalents	10,706	62,141
Cash and cash equivalents at beginning of period	54,466	125,385

Cash and cash equivalents at end of period	$65,172	$187,526

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
Termination of Merger Agreement with Standard Microsystems Corporation
On February 23, 2011, the Company terminated its previously announced Agreement and Plan of Merger, dated January 9, 2011 (the “SMSC Agreement”), with Standard Microsystems Corporation, a Delaware corporation (“SMSC”), and Comet Acquisition Corp., a Delaware corporation and wholly owned subsidiary of SMSC. Pursuant to the terms of the SMSC Agreement, the Company paid a termination fee of $7.7 million to SMSC.
Pending Merger with Gold Holdings, Inc.
On February 23, 2011, substantially concurrently with the termination of the SMSC Agreement, the Company entered into an Agreement and Plan of Merger (the “Gold Merger Agreement”), dated as of February 20, 2011, with Gold Holdings, Inc., a Delaware corporation (“Parent”), and Gold Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Gold Merger Agreement and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Gold Merger”), with the Company surviving as a wholly owned subsidiary of Parent. Subject to the terms and conditions of the Gold Merger Agreement, each outstanding share of the Company’s common stock (other than dissenting shares, if any, treasury shares and shares held by Parent or any of its subsidiaries) at the effective time of the Gold Merger (the “Effective Time”) will be converted into the right to receive $2.40 (the “Gold Merger Consideration”) in cash, without interest and subject to any applicable withholding tax. The transaction is expected to close in the second quarter of calendar 2011 subject to the satisfaction of customary closing conditions, including, among other things, (1) the affirmative vote of a majority of the outstanding shares of the Company’s common stock in favor of the adoption of the Gold Merger Agreement, (2) the absence of any law or order prohibiting the consummation of the Gold Merger, and (3) the absence of any material adverse effect with respect to the Company during the interim period between the execution of the Gold Merger Agreement and consummation of the Gold Merger.
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
The Company accounts for its investments in marketable securities as available-for-sale and determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of shareholders’ equity, on the Company’s consolidated balance sheets. Realized gains and losses are included in other (income) expense, net in the accompanying unaudited consolidated statements of operations. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. The Company did not hold any securities for speculative or trading purposes.
Restricted Cash — The Company has outstanding letters of credit collateralized by restricted cash aggregating $5.5 million to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.
Inventories — On a quarterly basis, the Company assesses the net realizable value of its inventories. When the estimated average selling prices, less cost to sell its inventory, falls below its inventory cost, the Company adjusts its inventory to its current estimated market value. Lower of cost or market adjustments may be required based upon actual average selling prices and changes to the Company’s current estimates, which could impact the Company’s gross margin percentage. There were no lower of cost or market adjustments in the fiscal quarter and six fiscal months ended April 1, 2011 and April 2, 2010.
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
Accounting for Convertible Debt — The Company has adopted the accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s hypothetical nonconvertible debt borrowing rate. The guidance resulted in the Company recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. The accounting guidance applies to our 4.00% convertible subordinated notes (“convertible notes”) issued in 2006. The Company redeemed its remaining $11.2 million of convertible notes on March 1, 2011.
Derivative Financial Instruments — The Company’s derivative financial instruments as of April 1, 2011 consisted of the Company’s warrant to purchase 6.1 million shares of Mindspeed Technologies, Inc. (“Mindspeed”) common stock.
Supplemental Cash Flow Information — Cash paid for interest was $10.2 million and $6.2 million for the six fiscal months ended April 1, 2011 and April 2, 2010, respectively. Cash paid for income taxes for the six fiscal months ended April 1, 2011 and April 2, 2010 was $0.3 million and $2.5 million, respectively. Non-cash financing activity associated with equity and debt transaction costs in the six fiscal months ended April 2, 2010 was $0.6 million.
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
The following potentially dilutive securities have been excluded from the diluted net (loss) income per share calculations because their effect would have been antidilutive (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Employee stock options and restricted stock units	1,960	3,386	3,164	3,649
4.00% convertible subordinated notes due March 2026	150	4,676	189	4,802

	2,110	8,062	3,353	8,451

The following potentially dilutive securities have been included in the diluted net (loss) income per share calculations (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Weighted average shares for basic net (loss) income per share	82,159	69,136	81,973	64,579
Employee stock options and restricted stock units	—	1,377	—	694

Weighted average shares for diluted (loss) income per share	82,159	70,513	81,973	65,273

Goodwill — Goodwill is tested annually during the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the second fiscal quarter of 2011, based on current business forecasts, the Company determined there were no indicators of impairment and therefore no interim goodwill impairment analysis was considered necessary for this period.
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

$15,581

The Company has continuing involvement with the property related to groundwater and soil remediation, and has therefore deferred the gain of $6.8 million on the monetary portion of the proceeds of the transaction, net of transaction costs of $0.4 million. The gain is classified under other long-term liabilities on the balance sheet. The gain will be recognized at the time that the Company receives a No Further Action letter (“NFA Letter”), or its equivalent, from the appropriate government regulator relating to such remediation, indicating that the remediation is substantially complete. Responsibility for soil remediation was transferred to Uptown Newport L.P. with the Company retaining certain obligations to assist in the soil remediation process for up to five years (or earlier under certain circumstances set forth in the agreement between the parties). Responsibility for groundwater remediation remains with the Company in perpetuity, however, receipt of a NFA Letter from the appropriate government regulator is an indication that the risk of discovery of additional groundwater contamination is remote. The Company has accrued $2.1 million of reserves based on management’s best estimate of remaining remediation costs, of which $1.5 million is classified in long-term other liabilities.
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
3. Fair Value of Certain Financial Assets and Liabilities
Level 1 financial assets and liabilities consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s cash equivalents consist primarily of funds in money market accounts, which are classified within Level 1 of the fair value hierarchy. Cash equivalents at April 1, 2011 and October 1, 2010 were $51.0 million and $41.9 million, respectively.
Level 2 financial assets and liabilities consist of inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The Company had no financial assets or liabilities classified as Level 2 as of April 1, 2011. The Company had marketable securities of $20.1 million as of October 1, 2010.
Level 3 financial assets and liabilities consist of inputs that are both significant to the fair value measurement and unobservable, and consist of the Company’s warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. The fair value of the Mindspeed warrant was $14.9 million and $20.7 million as of April 1, 2011 and October 1, 2010, respectively.
The fair value of other financial instruments, which consist of the Company’s 11.25% senior secured notes due 2015, was $194.3 million as of April 1, 2011. The fair value of the 11.25% senior secured notes is based on an indicative bid price provided by the underwriter of the senior secured notes, and was 111% of par as of April 1, 2011.
4. Supplemental Financial Information
Inventories
Inventories consist of the following (in thousands):

	April 1,	October 1,
	2011	2010
Work-in-process	$4,959	$4,840
Finished goods	3,441	3,907

Total inventories	$8,400	$8,747

Intangible Assets
Intangible assets consist of the following (in thousands):

	April 1, 2011			October 1, 2010
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Product licenses	$2,400	$(1,187)	$1,213	$2,400	$(1,004)	$1,396
Other intangible assets	6,830	(4,303)	2,527	6,830	(3,918)	2,912

	$9,230	$(5,490)	$3,740	$9,230	$(4,922)	$4,308

Intangible assets are amortized over a weighted-average remaining period of approximately 4.1 years. Annual amortization expense is expected to be as follows (in thousands):

	Fiscal Year Ending
	2011	2012	2013	2014	2015	Thereafter
Amortization expense	$569	$1,137	$1,027	$439	$150	$418
Mindspeed Warrant
The Company has a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. At April 1, 2011 and October 1, 2010, the market value of Mindspeed common stock was $8.27 and $7.73 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net for each period. At April 1, 2011 and October 1, 2010, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $14.9 million and $20.7 million, respectively. At April 1, 2011, the warrant was valued using the Black-Scholes-Merton model with an expected term of 2.3 years, expected volatility of 84%, a risk-free interest rate of approximately 0.93% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.

The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.
Debt
Debt consists of the following (in thousands):

	April 1,	October 1,
	2011	2010
Short-term debt:
4.00% convertible subordinated notes due March 2026, net of debt discount of $240	$—	$10,978

Long-term debt:
11.25% senior secured notes due March 2015, net of discount of $1,294 and $1,457	$173,706	$173,543

11.25% senior secured notes due 2015 — In March 2010, the Company issued $175.0 million aggregate principal amount of senior secured notes due 2015 (“senior notes”) that mature on March 15, 2015. The senior notes were sold at 99.06% of the principal amount, resulting in gross proceeds of approximately $173.4 million. Deferred debt offering expenses were approximately $4.9 million and are being amortized over the term of the debt. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be sold in the United States absent registration or an applicable exemption from registration requirements. The senior notes accrue interest at a rate of 11.25% per annum payable semiannually on March 15 and September 15 of each year, commencing on September 15, 2010. The obligations under the senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by all of the Company’s domestic subsidiaries (except for Conexant CF, LLC, the Company’s receivables financing subsidiary). In addition, the senior notes and the note guarantees are secured by liens on substantially all of the Company’s and the guarantors’ tangible and intangible property, subject to certain exceptions and permitted liens. On or after March 15, 2013, the Company may redeem all or a part of the senior notes at a price of 105.625% of the principal amount of the senior notes during the remainder of 2013 and 100.00% of the principal amount of the senior notes thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date. In addition, at any time prior to March 15, 2013, the Company may, on one or more occasions, redeem all or a part of the senior notes at any time at a redemption price equal to 100% of the principal amount of the senior notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the applicable redemption date. On or after January 1, 2011 until March 15, 2013, the Company may also redeem up to 35% of the original aggregate principal amount of the senior notes, using the proceeds of certain qualified equity offerings, at a redemption price of 111.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the applicable redemption date. If a change of control occurs (which would include the consummation of the proposed merger transaction with Parent), the Company must offer to repurchase the senior notes at a repurchase price equal to 101% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date. In addition, certain asset dispositions will be triggering events that may require the Company to use the proceeds from those sales to make an offer to repurchase the senior notes at a repurchase price equal to 100% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date if such proceeds are not otherwise invested in the Company’s business within a specific period of time. The senior notes and the note guarantees rank senior to all of the Company’s and the guarantors’ existing and future subordinated indebtedness, including the convertible notes, but they are structurally subordinated to all existing and future indebtedness and other liabilities (including non-trade payables) of the Company’s non-guarantor subsidiaries.

4.00% convertible subordinated notes due March 2026— In March 2006, the Company issued $200.0 million principal amount of convertible notes and, in May 2006, the initial purchaser of the convertible notes exercised its option to purchase an additional $50.0 million principal amount of the convertible notes. Total proceeds to the Company from these issuances, net of issuance costs, were $243.6 million. The convertible notes were general unsecured obligations of the Company. Interest on the convertible notes was payable in arrears semiannually on each March 1 and September 1, beginning on September 1, 2006. The convertible notes were convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $49.20 per share, subject to adjustment for certain events. Upon conversion, the Company had the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Beginning on March 1, 2011, the convertible notes could be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders could require the Company to repurchase, for cash, all or part of their convertible notes on March 1, 2011, March 1,2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest. The Company redeemed its remaining $l1.2 million of convertible notes on March 1,2011.
Accounts Receivable Financing Facility —On December 13, 2010, the Company established an amendment to the existing accounts receivable financing facility whereby it sells, from time to time, certain accounts receivable to Conexant CF, LLC (“Conexant CF”), a special purpose entity that is a consolidated subsidiary of the Company.
Concurrently with entering into the amended accounts receivable financing facility, Conexant CF entered into a new credit facility with a bank to finance the cash portion of the purchase price of eligible receivables. The amended credit facility is secured by the assets of Conexant CF. Conexant CF is required to maintain certain minimum amounts on deposit (restricted cash) of approximately $1.6 million with the bank, if any amounts are drawn and outstanding against this facility during the term of the credit agreement. Borrowings under the credit facility cannot exceed the lesser of $20.0 million or 80% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables and bear interest equal to the Wall Street Journal Prime Rate plus applicable margins (between 0.5% to 2.00%) payable weekly on each settlement date. As of April 1, 2011, eligible borrowings under this facility were $20.0 million. In addition, if the aggregate amount of interest earned by the bank in any month is less than $4,000, Conexant CF pays an amount equal to the minimum monthly interest of $4,000 minus the aggregate amount of all interest earned by the bank. The credit agreement matures on December 31, 2013.
The credit facility is subject to financial covenants including a minimum level of shareholders’ equity covenant and an adjusted quick ratio covenant. Further, any failure by the Company or Conexant CF to pay their respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit facility to immediately become due and payable. At April 1, 2011, Conexant CF had not borrowed any amounts under this credit facility, and was in compliance with all covenants under the facility.
5. Commitments and Contingencies
Legal Matters
Litigation Relating to the Previously Contemplated Merger with SMSC
Between January 10, 2011 and February 11, 2011, the Company, the members of the Company’s board of directors and, in certain of the lawsuits, the Company’s President and Chief Operating Officer, its Chief Financial Officer, SMSC and/or Comet Acquisition Corp. were named as defendants in 12 purported class action lawsuits in connection with the transactions previously contemplated by the SMSC Agreement filed by stockholders in the Superior Court of the State of California, County of Orange, an additional 5 such lawsuits filed in the Court of Chancery of the State of Delaware and one such lawsuit filed in the United States District Court, Central District of California. On February 9, 2011, the first four Delaware actions were consolidated under the caption In re Conexant Systems, Inc. Shareholders Litigation, Consolidated C.A. No. 6136-VCP. On March 3, 2011, a number of the California state plaintiffs filed a stipulation and proposed order to consolidate the California actions and appoint interim co-lead class counsel. To date, this stipulation has not yet been entered as an order of the court. Additionally, two of the California state actions have been voluntarily dismissed, without prejudice, on or about February 22, 2011, and February 28, 2011, respectively, and five of the California state actions were voluntarily dismissed, with prejudice, on or about March 22, 2011.
The suits allege, among other things, that the Company’s directors and, in one case, certain of its executive officers, breached their fiduciary duties to stockholders in negotiating and entering into the SMSC Agreement and by agreeing to sell the Company at an unfair price, pursuant to an unfair process and/or pursuant to unreasonable terms, and that the Company and, in certain of the lawsuits, SMSC and Comet Acquisition Corp. aided and abetted the alleged breaches of fiduciary duties. The suits seek, among other things, to enjoin consummation of the previously contemplated merger with SMSC. The lawsuit filed on February 11, 2011, after announcement of the acquisition proposal by Golden Gate Private Equity, Inc., also sought to direct the individual defendants to designate the proposal by Golden Gate Private Equity, Inc. as a “superior proposal,” as such term was defined in the SMSC Agreement.
On or about April 14, 2011, three of the original California state court plaintiffs filed amended complaints in Orange County Superior Court naming as defendants Conexant and the members of Conexant’s board of directors. These purported class actions allege, among other things, that the directors breached their fiduciary duties to the plaintiffs and the other class members by approving the SMSC Agreement and that Conexant aided and abetted these alleged breaches. These suits seek recovery of the termination fee paid to SMSC and other unspecified damages, declaratory and equitable relief.
Gold Merger Termination Fee
The Gold Merger Agreement contains customary representations and warranties and pre-closing covenants. It contains termination provisions for each of Parent and the Company, and provides that in certain specified circumstances, the Company must pay Parent a termination fee of $7.7 million. In addition, the Company is required to reimburse Parent for its out-of-pocket expenses, up to $1 million, in situations where the termination fee would be payable or certain other specified situations.
Other Legal Matters
Certain claims have been asserted against the Company, including claims alleging the use of the intellectual property rights of others in certain of the Company’s products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the adjudication of such claims through arbitration or litigation. At this time, it is not possible to assess the outcome of the lawsuits and any losses are not reasonably estimable, therefore the Company cannot assess the impact, if any, on the consolidated financial statements. Some of the lawsuits, claims or proceedings may be disposed of unfavorably for the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters that are pending or asserted and taking into account the Company’s reserves for such matters, management believes that the disposition of such matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
Guarantees and Indemnifications
The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell International Corporation (“Rockwell”), the Company

assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz Semiconductor, Inc. (now “TowerJazz”), the Company agreed to indemnify TowerJazz for certain environmental matters and other customary divestiture-related matters. In connection with the Company’s sale of the Broadband Media Processing (BMP) business to NXP, B.V., the Company agreed to indemnify NXP for certain claims related to the transaction. In connection with the Company’s sale of the Broadband Access (BBA) business to Ikanos, the Company agreed to indemnify Ikanos for certain claims related to the transaction. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.
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
6. Stock-Based Award Plans
The Company maintains the 2010 Equity Incentive Plan, which was approved by stockholders in February 2010, and under which the Company has reserved 12 million shares for issuance, and the 2004 New Hire Equity Incentive Plan, under which it reserved 1.6 million shares for issuance. All awards granted under these plans are service-based awards. Awards issued under the 2010 Equity Incentive Plan and the 2004 New Hire Equity Incentive Plan are settled in shares of common stock. As of April 1, 2011, approximately 9.9 million shares of the Company’s common stock are available for grant under the stock option and long-term incentive plans.
Stock Options
Stock options are granted with exercise prices of not less than the fair market value at the grant date, generally vest over four years and expire eight or ten years after the grant date. The Company settles stock option exercises with newly issued shares of common stock. The expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding. No stock options were granted in the fiscal quarter ended April 1, 2011 or April 2, 2010, respectively.
A summary of stock option activity is as follows (shares in thousands):

		Weighted Average
	Shares	Exercise Price
Outstanding, October 1, 2010	2,296	$21.45
Granted	—	—
Exercised	(1)	0.70
Forfeited	(703)	21.86

Outstanding, April 1, 2011	1,592	21.27

Shares vested and expected to vest, April 1, 2011	1,591	21.28

Exercisable, April 1, 2011	1,560	$21.59

At April 1, 2011, of the 1.6 million stock options outstanding, approximately 1.5 million options were held by current employees and directors of the Company, and approximately 0.1 million options were held by employees of former businesses of the Company who remain employed by one of these businesses. At April 1, 2011, stock options outstanding and exercisable had an immaterial aggregate intrinsic value and a weighted-average remaining contractual term of 2.5 years and 2.4 years, respectively.
During the fiscal quarter and six fiscal months ended April 1, 2011, the Company recognized stock-based compensation expense for stock options of $43,000 and $98,000, respectively, in its consolidated statements of operations. During the fiscal quarter and six fiscal months ended April 2, 2010, the Company recognized stock-based compensation expense for stock options of $0.6 million and $1.2 million, respectively, in its consolidated statements of operations. At April 1, 2011, the total unrecognized fair value compensation cost related to non-vested stock option awards was $0.1 million, which is expected to be recognized over a remaining weighted average period of approximately one year.
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
A summary of RSU award activity under the Company’s long-term incentive plans is as follows (shares in thousands):

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Outstanding, October 1, 2010	4,773	$2.69
Granted	230	1.68
Vested	(1,337)	2.81
Forfeited	(63)	2.12

Outstanding, April 1, 2011	3,603	$2.59

During the fiscal quarter and six fiscal months ended April 1, 2011, the Company recognized stock-based compensation expense of $1.7 million and $3.6 million, respectively, related to RSU awards. During the fiscal quarter and six fiscal months ended April 2, 2010, the Company recognized stock-based compensation expense of $1.3 million and $2.1 million, respectively, related to RSU awards. At April 1, 2011, the total unrecognized fair value stock-based compensation cost related to RSU awards was $4.5 million, which is expected to be recognized over a weighted average period of 1.1 years. The total fair value of RSU awards vested in the fiscal quarter and six months ended April 1, 2011 was $0.4 million and $2.1 million, respectively.
Employee Stock Purchase Plan
The Company’s employee stock purchase plan (“ESPP”) allowed eligible employees to purchase shares of the Company’s common stock at six-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. Under the ESPP, employees could authorize the Company to withhold up to 15% of their compensation for each pay period, up to a maximum annual amount of $25,000, to purchase shares under the plan, subject to certain limitations, and employees were limited to the purchase of 600 shares per offering period. Offering periods generally commenced on the first trading day of February and August of each year and were generally six months in duration, but could be terminated earlier under certain circumstances. The ESPP was suspended effective January 1, 2011. The final purchase under the ESPP was for the offering period ending on January 31, 2011, under which 53,000 shares were purchased by employees. During the fiscal quarter and six fiscal months ended April 1, 2011, the Company recognized stock-based compensation expense for the ESPP of $9,000 and $33,000, respectively, in its consolidated statements of operations. During the fiscal quarter and six fiscal months ended April 2, 2010, the Company recognized stock-based compensation expense for the ESPP of $40,000 in its consolidated statements of operations.
7. Comprehensive (Loss) Income
Comprehensive (loss) income consists of the following (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Net (loss) income	$(18,819)	$10,879	$(28,497)	$19,213
Other comprehensive income (loss):
Foreign currency translation adjustments	428	427	406	820
Unrealized gains on marketable securities	(8)	10,469	(13)	10,469
Realized loss on interest rate swap contracts	—	—	—	1,728

Other comprehensive income	420	10,896	393	13,017

Comprehensive (loss) income	$(18,399)	$21,775	$(28,104)	$32,230

Accumulated other comprehensive income consists of the following (in thousands):

	April 1,	October 1,
	2011	2010
Foreign currency translation adjustments	1,599	1,193
Unrealized gains on available-for-sale securities	—	13

Accumulated other comprehensive income	$1,599	$1,206

8. Income Taxes
The Company recorded a tax provision of $0.3 million and $0.4 million, respectively, for the fiscal quarter and six fiscal months ended April 1, 2011, primarily reflecting income taxes imposed on the Company’s foreign subsidiaries. The Company recorded a tax provision of $0.3 million and $0.1 million, respectively, for the fiscal quarter and six fiscal months ended April 2, 2010, primarily reflecting income taxes imposed on the

Company’s foreign subsidiaries. All of the Company’s U.S. federal income taxes and the majority of the Company’s state income taxes are offset by fully reserved deferred tax assets.
9. Gain on Sale of Intellectual Property
On October 22, 2010, the Company sold certain internally developed Conexant RF Patents and MPEG Patents to Skyworks Solutions, Inc. (“Skyworks”) and terminated our exclusive rights in Skyworks RF Patents obtained pursuant to an agreement entered into between the Company and Skyworks in 2003, in exchange for non-exclusive licenses to each of the Conexant RF Patents, MPEG Patents and Skyworks RF Patents and $1.25 million in cash. The Company received $0.6 million of the sale price in November 2010 and the remainder in March 2011. The entire amount of $1.25 million was recognized as a gain as the patents had a net book value of zero.
10. Special Charges (Credits)
Special charges (credits) consist of the following (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Merger transaction charges	$11,570	$—	$11,570	$—
Other special charges	1,062	—	3,008	—
Restructuring charges (credits)	316	(210)	652	136

	$12,948	$(210)	$15,230	$136

For the fiscal quarter and six fiscal months ended April 1, 2011, special charges consisted primarily of $11.6 million for merger transaction charges, including payment of a $7.7 million fee for termination of the SMSC Agreement and $3.9 million of financial advisory, legal and other fees related to the terminated merger with SMSC and the pending merger with Parent. For the fiscal quarter and six fiscal months ended April 1, 2011, other special charges resulted primarily from exit activity associated with lease charges and one-time severance benefits associated with certain reductions in headcount. Restructuring charges for the fiscal quarter and six fiscal months ended April 1, 2011 consisted of accretion of lease liability related to restructured facilities.
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
Restructuring Accruals — As of April 1, 2011, the Company has remaining restructuring accruals of $30.1 million, which primarily relate to facilities. Of the $30.1 million of restructuring accruals at April 1, 2011, $3.8 million is included in other current liabilities and $26.3 million is included in other non-current liabilities in the accompanying consolidated balance sheet. The Company expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. The Company’s accrued liabilities include the net present value of the future lease obligations of $48.4 million, net of contracted sublease income of $10.7 million, and projected sublease income of $7.6 million, and the Company will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases. The facility charges were determined in accordance with the accounting guidance for costs associated with exit or disposal activities. As a result, the Company recorded the net present value of the future lease obligations and will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases.
Fiscal 2009 Restructuring Actions — As part of a workforce reduction implemented during the fiscal year ended October 2, 2009, the Company completed actions that resulted in the elimination of 183 positions worldwide.
Activity and liability balances recorded as part of the fiscal 2009 restructuring actions through April 1, 2011 were as follows (in thousands):

Workforce
Reductions
Restructuring balance, October 1, 2010	$53
Charged to costs and expenses	(8)
Cash payments	(45)

Restructuring balance, April 1, 2011	$—

Fiscal 2008 Restructuring Actions — During fiscal 2008, the Company announced its decision to discontinue investments in standalone wireless networking solutions and other product areas. Charges to expense in the six fiscal months ended April 1, 2011 relate to accretion of lease liability on restructured facilities under non-cancelable leases.
Activity and liability balances recorded as part of the Fiscal 2008 restructuring actions through April 1, 2011 were as follows (in thousands):

Facility
and Other
Restructuring balance, October 1, 2010	74
Charged to costs and expenses	4
Cash payments	(29)

Restructuring balance, April 1, 2011	$49

Fiscal 2007 Restructuring Actions — During fiscal 2007, the Company announced several facility closures and workforce reductions. In total, the Company notified approximately 670 employees of their involuntary termination. Charges to expense in the six fiscal months ended April 1, 2011 relate to accretion of lease liability on restructured facilities under non-cancelable leases, of which $0.7 million were included in discontinued operations related to the Company’s discontinued BMP business.
Activity and liability balances recorded as part of the Fiscal 2007 restructuring actions through April 1, 2011 were as follows (in thousands):

Facility
and Other
Restructuring balance, October 1, 2010	$22,845
Charged to costs and expenses	979
Cash payments	(4,027)

Restructuring balance, April 1, 2011	$19,797

Fiscal 2006 and 2005 Restructuring Actions — During fiscal years 2006 and 2005, the Company announced operating site closures and workforce reductions. In total, the Company notified approximately 385 employees of their involuntary termination. Charges to expense in the six fiscal months ended April 1, 2011 relate primarily to accretion of lease liability on restructured facilities under non-cancelable leases.
Activity and liability balances recorded as part of the Fiscal 2006 and 2005 restructuring actions through April 1, 2011 were as follows (in thousands):

Facility
and Other
Restructuring balance, October 1, 2010	$10,849
Charged to costs and expenses	450
Cash payments	(1,012)

Restructuring balance, April 1, 2011	$10,287

11. Other (Income) Expense, net
Other (income) expense, net consists of the following (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Investment and interest income	$(80)	$(64)	$(146)	$(120)
Gain on sale of investments	—	(3,621)	(1,393)	(7,734)
Loss on extinguishment of debt	—	9,481	—	10,605
(Increase) decrease in the fair value of derivative instruments	(1,497)	(13,916)	5,779	(18,201)
Other	371	365	405	491

Other (income) expense, net	$(1,206)	$(7,755)	$4,645	$(14,959)

Other (income) of $1.2 million, net during the fiscal quarter ended April 1, 2011 primarily consisted of a $1.5 million increase in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock. Other expense of $4.6 million, net during the six fiscal months ended April 1, 2011 primarily consisted of a $5.8 million decrease in the Mindspeed warrant partially offset by a $1.4 million gain on sale of equity investments. Of the $1.4 million gain on sale of equity investments, the Company has received proceeds in the amount of $0.8 million. The difference between the gain and proceeds has been recorded as a receivable.

Other (income), net during the fiscal quarter ended April 2, 2010 was primarily comprised of a $3.6 million gain on sale of equity investments and a $13.9 million increase in the fair value of the Mindspeed warrant, offset by a loss of $9.5 million on extinguishment of convertible debt, which consists of $6.2 million of unamortized debt discount and $3.3 million of transaction costs. Other (income), net during the six fiscal months ended April 2, 2010 was primarily comprised of a $7.7 million gain on sale of equity investments and a $18.2 million increase in the fair value of the Mindspeed warrant, offset by a loss of $10.0 million on extinguishment of convertible debt, which consists of $7.6 million of unamortized debt discount, $3.4 million of transaction costs offset by $1.0 million of gain on exchange below par value, and a loss of $0.6 million on extinguishment of secured debt.
12. Related Party Transactions
Mindspeed Technologies, Inc.
As of April 1, 2011, the Company holds a warrant to purchase 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share exercisable through June 2013. In addition, one member of the Company’s Board of Directors also serves on the Board of Mindspeed. No amounts were due to or receivable from Mindspeed at April 1, 2011 or at October 1, 2010.
13. Geographic Information
Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
United States	$2,284	$3,103	$5,201	$5,841
Other Americas	224	1,129	698	2,385

Total Americas	2,508	4,232	5,899	8,226
China	25,118	35,461	51,180	71,211
Taiwan	5,253	7,003	9,517	12,593
Asia-Pacific	9,834	14,483	21,873	29,948

Total Asia-Pacific	40,205	56,947	82,570	113,752

Europe, Middle East and Africa	416	689	770	1,703

	$43,129	$61,868	$89,239	$123,681

The Company believes that a portion of the products sold to original equipment manufacturers (“OEMs”) and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. One distributor accounted for 16% and 14% of net revenues for the fiscal quarter ended April 1, 2011 and April 2, 2010, respectively, and 14% and 14% for the six fiscal months ended April 1, 2011 and April 2, 2010, respectively. Sales to the Company’s twenty largest customers represented approximately 90% and 85% of net revenues for the fiscal quarter ended April 1, 2011 and April 2, 2010, respectively, and 89% and 81% for the six fiscal months ended April 1, 2011 and April 2, 2010, respectively.
Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	April 1,	October 1,
	2011	2010
United States	$24,523	$24,389
India	915	1,022
China	418	546
Asia-Pacific	640	1,092
Europe, Middle East and Africa	—	1

	$26,496	$27,050

The following have been excluded from the geographic presentation of long-lived assets above as of April 1, 2011 and October 1, 2010, respectively: Goodwill totaling $109.9 million and $109.9 million, respectively; Intangible assets totaling $3.7 million and $4.3 million, respectively; the Mindspeed warrant totaling $14.9 million and $20.7 million, respectively; and net deferred tax assets totaling $1.4 million and $0.5 million, respectively. Goodwill and intangible assets are located in the United States and are separately disclosed. Deferred tax assets are located in the United States, China and Asia-Pacific.

14. Subsequent Events
The Company has evaluated subsequent events to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Such events were evaluated until the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require disclosure in the financial statements.

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
Termination of Merger Agreement with Standard Microsystems Corporation
On February 23, 2011, we terminated the SMSC Agreement. Pursuant to the terms of the SMSC Agreement, we paid a termination fee of $7.7 million to SMSC.
Pending Merger with Gold Holdings, Inc.
On February 23, 2011, substantially concurrently with the termination of the SMSC Agreement, we entered into the Gold Merger Agreement with Parent and Merger Sub Pursuant to the Gold Merger Agreement and subject to the conditions set forth therein, Merger Sub will merge with and into us , with us surviving as a wholly owned subsidiary of Parent. Subject to the terms and conditions of the Gold Merger Agreement, each outstanding share of our common stock (other than dissenting shares, if any, treasury shares and shares held by Parent or any of its subsidiaries) at the Effective Time will be converted into the right to receive $2.40 in cash, without interest and subject to any applicable withholding tax. The transaction is expected to close in the second quarter of calendar 2011 subject to the satisfaction of customary closing conditions, including, among other things, (1) the affirmative vote of a majority of the outstanding shares of our common stock in favor of the adoption of the Gold Merger Agreement, (2) the absence of any law or order prohibiting the consummation of the Gold Merger, and (3) the absence of any material adverse effect with respect to us during the interim period between the execution of the Gold Merger Agreement and consummation of the Gold Merger.
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

$15,581

We have continuing involvement with the property related to groundwater and soil remediation, and have therefore deferred the gain of $6.8 million on the monetary portion of the proceeds of the transaction, net of transaction costs of $0.4 million. The gain is classified under other long-term liabilities on the balance sheet. The gain will be recognized at the time that we receive a No Further Action letter (“NFA Letter”), or its equivalent, from the appropriate government regulator relating to such remediation, indicating that the remediation is substantially complete. Responsibility for soil remediation was transferred to Uptown Newport L.P., but we retain certain obligations to assist in the soil remediation process for up to five years (or earlier under certain circumstances set forth in the agreement between the parties). Responsibility for groundwater remediation remains with us in perpetuity, however, receipt of a NFA Letter from the appropriate government regulator is an indication that the risk of discovery of additional groundwater contamination is remote. We have accrued $2.1 million of reserves based on management’s best estimate of remaining remediation costs, of which $1.5 million is classified in long-term other liabilities.
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
Critical Accounting Policies
The consolidated financial statements have been prepared in accordance with US GAAP, which require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 27 — 31 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010. Management believes that at April 1, 2011, there has been no material change to this information.
Results of Operations
Net Revenues
Net revenues consist of product sales, which we generally recognize upon shipment, less an estimate for returns and allowances. We sell our products to distributors, contract manufacturers (ODMs) and end-customers (OEMs), whose products include our products. End customers may purchase directly from us or from distributors or contract manufacturers.
Our net revenues decreased 30% to $43.1 million in the fiscal quarter ended April 1, 2011 from $61.9 million in the fiscal quarter ended April 2, 2010. The decrease in net revenues was driven by a 19% decrease in unit volume shipments and a 14% decrease in average selling prices (“ASPs”). The volume decrease between the fiscal quarter ended April 1, 2011 and the fiscal quarter ended April 2, 2010 was driven by a 75% decrease in legacy product unit shipments, including our computer modems, modems for digital television platforms in Japan, and wireless solutions. The pricing decrease between the fiscal quarter ended April 1, 2011 and the fiscal quarter ended April 2, 2010 was attributable to a change in product mix, along with a pricing decrease in our audio solutions.
Our net revenues decreased 28% to $89.2 million in the six fiscal months ended April 1, 2011 from $123.7 million in the six fiscal months ended April 2, 2010. The decrease in net revenues was driven by a 28% decrease in unit volume shipments and a 1% decrease in ASPs. The volume decrease between the six fiscal months ended April 1, 2011 and the six fiscal months ended April 2, 2010 was driven by a 74% decrease in legacy product unit shipments, including our computer modems, modems for digital television platforms in Japan, and wireless solutions, along with declines in our audio and imaging solutions. The pricing decrease between the six fiscal months ended April 1, 2011 and the six fiscal months ended April 2, 2010 was attributable to a change in product mix, along with a pricing decrease in our audio solutions.
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
Our gross margin percentage for the fiscal quarter ended April 1, 2011 was 56% compared with 61% for the fiscal quarter ended April 2, 2010. The five point gross margin percentage decrease is primarily attributable to higher scalable manufacturing costs and audio product margin decreases, due to price erosion and audio product mix.
Our gross margin percentage for the six fiscal months ended April 1, 2011 was 58% compared with 61% for the six fiscal months ended April 2, 2010. The three point gross margin percentage decrease is primarily attributable to higher scalable manufacturing costs and audio product margin decreases, due to price erosion and audio product mix.
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
R&D expense increased $0.5 million, or 3%, in the fiscal quarter ended April 1, 2011 compared to the fiscal quarter ended April 2, 2010. The increase is primarily due to higher allocated facility costs.
R&D expense increased $0.8 million, or 3%, in the six fiscal months ended April 1, 2011 compared to the six fiscal months ended April 2, 2010. The increase is due to higher employee headcount, higher project expenses, and higher allocated facility costs, offset by lower employee incentive accruals.

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
SG&A expense decreased $1.6 million, or 12%, in the fiscal quarter ended April 1, 2011 compared to the fiscal quarter ended April 2, 2010. The decrease is primarily due to lower employee headcount and incentive accruals and lower legal and professional fees.
SG&A expense decreased $2.8 million, or 11%, in the six fiscal months ended April 1, 2011 compared to the six fiscal months ended April 2, 2010. The decrease is primarily due to lower employee incentive accruals and lower legal and professional fees.
Amortization of Intangible Assets
Amortization of intangible assets consists of amortization expense for intangible assets acquired in various business combinations. Our remaining intangible assets are being amortized over a weighted-average period of approximately 4.1 years.
Amortization expense was $0.3 million in the fiscal quarters ended April 1, 2011 and April 2, 2010, respectively. Amortization expense decreased by $0.1 million in the six fiscal months ended April 1, 2011 compared to the six fiscal months ended April 2, 2010.
Sale of Intellectual Property
On October 22, 2010, we sold certain internally developed Conexant RF Patents and MPEG Patents to Skyworks and terminated our exclusive rights in Skyworks RF Patents obtained pursuant to an agreement we entered into with Skyworks in 2003, in exchange for non-exclusive licenses to each of the Conexant RF Patents, MPEG Patents and Skyworks RF Patents and $1.25 million in cash. We received $0.6 million of the sale price in November 2010 and the remainder in March 2011. The entire $1.25 million was recognized as gain as the patents had no book value.
Special Charges (Credits)
Special charges (credits) consist of the following (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Merger transaction charges	$11,570	$—	$11,570	$—
Other special charges	1,062	—	3,008	—
Restructuring charges (credits)	316	(210)	652	136

	$12,948	$(210)	$15,230	$136

For the fiscal quarter and six fiscal months ended April 1, 2011, special charges consisted primarily of $11.6 million for merger transaction charges including payment of a $7.7 million fee for termination of the SMSC Agreement and $3.9 million of financial advisory, legal and other fees related to the terminated merger with SMSC and the pending merger with Parent. For the fiscal quarter and six fiscal months ended April 1, 2011, other special charges resulted primarily from exit activity associated with lease charges and one-time severance benefits associated with certain reductions in headcount. Restructuring charges for the fiscal quarter and six fiscal months ended April 1, 2011 consisted of accretion of lease liability related to restructured facilities.
For the fiscal quarter ended April 2, 2010, special credits consisted of $0.2 million for restructuring expense credits, primarily related to an adjustment as a result of re-utilization of a portion of a facility. For the six fiscal months ended April 2, 2010, special charges consisted of $0.1 million for restructuring charges primarily related to accretion of lease liability offset by the utilization adjustment in the second fiscal quarter.
Interest Expense
Interest expense decreased $2.3 million to $5.5 million in the fiscal quarter ended April 1, 2011 from $7.8 million in the fiscal quarter ended April 2, 2010. The decrease is primarily attributable to the reduction in debt discount expense due to extinguishment of debt in the fiscal year ended October 1, 2010. Interest expense in the fiscal quarters ended April 1, 2011 and April 2, 2010 includes debt discount amortization of $0.1 million and $3.4 million, respectively.
Interest expense decreased $6.1 million to $11.2 million in the six fiscal months ended April 1, 2011 from $17.3 million in the six fiscal months ended April 2, 2010. The decrease is primarily attributable to the reduction in debt discount expense due to extinguishment of debt in the fiscal year ended October 1, 2010. Interest expense in the six fiscal months ended April 1, 2011 and April 2, 2010 includes debt discount amortization of $0.2 million and $7.0 million, respectively.
Other (Income) Expense, net
Other (income) expense, net consists of the following (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Investment and interest income	$(80)	$(64)	$(146)	$(120)
Gain on sale of investments	—	(3,621)	(1,393)	(7,734)
Loss on extinguishment of debt	—	9,481	—	10,605
(Increase) decrease in the fair value of derivative instruments	(1,497)	(13,916)	5,779	(18,201)
Other	371	365	405	491

Other (income) expense, net	$(1,206)	$(7,755)	$4,645	$(14,959)

Other (income) of $1.2 million, net during the fiscal quarter ended April 1, 2011 primarily consisted of a $1.5 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock. Other expense of $4.6 million, net during the six fiscal months ended April 1, 2011 primarily consisted of a $5.8 million decrease in the fair value of the Mindspeed warrant partially offset by a $1.4 million gain on sale of equity investments. Of the $1.4 million gain on sale of equity investments, we received proceeds in the amount of $0.8 million. The difference between the gain and proceeds has been recorded as a receivable.
Other (income), net during the fiscal quarter ended April 2, 2010 was primarily comprised of a $3.6 million gain on sale of equity investments and a $13.9 million increase in the fair value of the Mindspeed warrant, offset by a loss of $9.5 million on extinguishment of convertible debt, which consists of $6.2 million of unamortized debt discount and $3.3 million of transaction costs. Other (income), net during the six fiscal months ended April 2, 2010 was primarily comprised of a $7.7 million gain on sale of equity investments and an $18.2 million increase in the fair value of the Mindspeed warrant, offset by a loss of $10.0 million on extinguishment of convertible debt, which consists of $7.6 million of unamortized debt discount, $3.4 million of transaction costs offset by $1.0 million of gain on exchange below par value, and a loss of $0.6 million on extinguishment of secured debt.
Provision for Income Taxes
We recorded a tax provision of $0.3 million and $0.4 million, respectively, for the fiscal quarter and six fiscal months ended April 1, 2011, primarily reflecting income taxes imposed on our foreign subsidiaries. We recorded a tax provision of $0.3 million and $0.1 million, respectively, for the fiscal quarter and six fiscal months ended April 2, 2010, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, sales of non-core assets, borrowings and operating cash flow. In addition, we have generated additional liquidity in the past through the sale of equity and debt securities.
Our cash and cash equivalents increased $10.7 million between October 1, 2010 and April 1, 2011. The increase was primarily due to the sale of real property for net proceeds of $21.1 million, proceeds from the maturity of marketable securities of $20.0 million, proceeds from the sale of intellectual property of $1.3 million and proceeds from sale of equity investments of $0.8 million, offset by cash used in operations of $19.9 million, including $9.5 million of expenses related to our terminated and pending merger transactions, the redemption of our remaining $11.2 million of outstanding 4.00% convertible subordinated notes due 2026, purchases of property, plant and equipment of $0.8 million, and employee tax paid by us in lieu of issuing restricted stock units of $0.7 million.
Cash flows are as follows (in thousands):

	Six Fiscal Months Ended
	April 1,	April 2,
	2011	2010
Net cash (used in) provided by operating activities	$(19,938)	$11,219
Net cash provided by investing activities	42,509	15,777
Net cash (used in) provided by financing activities	(11,865)	35,145

Net increase in cash and cash equivalents	$10,706	$62,141

Operating Activities
Cash used in operating activities was $19.9 million for the six fiscal months ended April 1, 2011 compared to $11.2 million provided by operating activities for the six fiscal months ended April 2, 2010. Cash used in operating activities for the six fiscal months ended April 1, 2011 was primarily driven by a net loss of $28.5 million, offset by $7.8 million of net non-cash operating expenses and a $0.8 million increase from changes in working capital. Cash provided by operating activities for the six fiscal months ended April 2, 2010 was primarily driven by $19.2 million in net income and net non-cash operating expenses of $0.6 million, offset by a $8.6 million decrease from changes in working capital.
Investing Activities

Cash provided by investing activities was $42.5 million for the six fiscal months ended April 1, 2011 compared to cash provided by investing activities of $15.8 million for the six fiscal months ended April 2, 2010. Cash provided by investing activities for the six fiscal months ended April 1, 2011 was primarily driven by proceeds from the sale of real property of $21.1 million, proceeds from the maturity of marketable securities of $20.0 million, proceeds from the sale of intellectual property of $1.3 million and proceeds from the sale of equity investments of $0.8 million, offset by capital expenditures of $0.8 million. Cash provided by investing activities for the six fiscal months ended April 2, 2010 was primarily driven by the release of $8.5 million of restricted cash associated with our repayment of short-term debt and $8.0 million proceeds from the sale of marketable securities, offset by payment for an acquisition of $0.6 million.
Financing Activities
Cash used in financing activities was $11.9 million for the six fiscal months ended April 1, 2011 compared to $35.1 million provided by financing activities for the six fiscal months ended April 2, 2010. Cash used in financing activities for the six fiscal months ended April 1, 2011 was primarily driven by the redemption of our remaining $11.2 million of outstanding 4.00% convertible subordinated notes due 2026 and employee tax paid by us in lieu of issuing restricted stock units of $0.7 million. Cash provided by financing activities for the six fiscal months ended April 2, 2010 was primarily driven by proceeds from issuance of common stock and long-term bonds, net of expenses, of $62.5 million and $168.4 million, respectively, partially offset by the repurchase of our remaining $61.4 million of senior secured notes for a price of 101% of par, the repurchase of our convertible debt for $104.7 million and the repayment of $28.7 million of our short-term debt.
Recent Financing Transactions
On March 1, 2011, the Company redeemed its remaining $11.2 million of 4.00% convertible subordinated notes due 2026.
On December 22, 2010, we sold certain real property adjacent to our Newport Beach, California headquarters to Uptown Newport L.P. for $23.5 million, which consisted of $21.5 million in cash and a limited partnership interest in the property, which we have valued at $2.0 million.
On December 13, 2010, Conexant CF entered into an amended credit facility with Silicon Valley Bank for up to $20 million. The renewed credit facility is effective through December 31, 2013, and replaces an expiring one-year, $15 million accounts receivable credit facility. At April 1, 2011, we had not borrowed any amounts under this credit facility.
We believe that our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.
Contractual Obligations and Commitments
In accordance with the terms of our senior notes, if a change of control occurs, we must offer to repurchase the senior notes at a repurchase price equal to 101% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date. The consummation of the proposed merger transaction with Parent would be considered a change of control for this purpose. Except for this and for our recent property sale transaction discussed in Note 2 to the consolidated financial statements in Item 1, there have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 1, 2010. For a summary of the contractual commitments at October 1, 2010, see Part II, Item 7, page 37 in our 2010 Annual Report on Form 10-K.
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
Concurrently with entering into the amended accounts receivable financing facility, Conexant CF entered into an amended credit facility to finance the cash portion of the purchase price of eligible receivables. The amended credit facility is secured by the assets of Conexant CF. Conexant CF is required to maintain certain minimum amounts on deposit (restricted cash) of approximately $1.6 million with the bank, if any amounts are drawn and outstanding against this facility during the term of the credit agreement. Borrowings under the credit facility, which cannot exceed the lesser of $20.0 million or 80% of the uncollected value of purchased accounts receivable that are eligible for coverage under an insurance policy for the receivables, bear interest equal to the Wall Street Journal prime rate plus applicable margins (between 0.5% to 2.00%), payable weekly on each settlement date. As of April 1, 2011, eligible borrowings under this facility were $20.0 million. In addition, if the aggregate amount of interest earned by the bank in any month is less than $4,000, Conexant CF pays an amount equal to the minimum monthly interest of $4,000 minus the aggregate amount of all interest earned by the bank. The credit agreement matures on December 31, 2013.
The credit facility is subject to financial covenants, including a minimum level of shareholders’ equity covenant and an adjusted quick ratio covenant. Further, any failure by us or Conexant CF to pay our respective debts as they become due would allow the bank to terminate the credit agreement and cause all borrowings under the credit facility to immediately become due and payable.
At April 1, 2011, Conexant CF had not borrowed any amounts under this credit facility and was in compliance with all covenants under the credit facility.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our financial instruments include cash and cash equivalents, a warrant to purchase Mindspeed common stock, long-term restricted cash and long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high credit quality issuers, and we limit the amount of our credit exposure to any one issuer.
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of April 1, 2011, the carrying value of our cash and cash equivalents approximated fair value.
We hold a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of April 1, 2011, a 10% decrease in the market price of Mindspeed’s common stock would result in a $2.6 million decrease in the fair value of this warrant. At April 1, 2011, the market price of Mindspeed’s common stock was $8.27 per share. During the second fiscal quarter of 2011, the market price of Mindspeed’s common stock ranged from a low of $6.05 per share to a high of $8.80 per share.
Our long-term debt consists of our 11.25% senior secured notes with interest at fixed rates. The fair value of the 11.25% senior secured notes is based on an indicative bid price provided by the underwriter of the senior secured notes.
The following table shows the fair values of our financial instruments as of April 1, 2011 (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$65,172	$65,172
Mindspeed warrant	14,906	14,906
Long-term restricted cash	5,530	5,530
Long-term debt: senior secured notes	175,000	194,250
Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future. At April 1, 2011, we did not have any foreign currency exchange contracts outstanding.
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
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Litigation Relating to the Previously Contemplated Merger with SMSC
Between January 10, 2011 and February 11, 2011, Conexant, the members of our board of directors and, in certain of the lawsuits, our President and Chief Operating Officer, our Chief Financial Officer, SMSC and/or Comet Acquisition Corp. were named as defendants in 12 purported class action lawsuits in connection with the transactions previously contemplated by the SMSC Agreement filed by stockholders in the Superior Court of the State of California, County of Orange, an additional 5 such lawsuits filed in the Court of Chancery of the State of Delaware and one such lawsuit filed in the United States District Court, Central District of California. On February 9, 2011, the first four Delaware actions were consolidated under the caption In re Conexant Systems, Inc. Shareholders Litigation, Consolidated C.A. No. 6136-VCP. On March 3, 2011, a number of the California state plaintiffs filed a stipulation and proposed order to consolidate the California actions and appoint interim co-lead class counsel. To date, this stipulation has not yet been entered as an order of the court. Additionally, two of the California state actions have been voluntarily dismissed, without prejudice, on or about February 22, 2011, and February 28, 2011, respectively, and five of the California state actions were voluntarily dismissed, with prejudice, on or about March 22, 2011.
The suits allege, among other things, that our directors and, in one case, certain of our executive officers breached their fiduciary duties to stockholders in negotiating and entering into the SMSC Agreement and by agreeing to sell our company at an unfair price, pursuant to an unfair process and/or pursuant to unreasonable terms, and that we and, in certain of the lawsuits, SMSC and Comet Acquisition Corp. aided and abetted the alleged breaches of fiduciary duties. The suits seek, among other things, to enjoin consummation of the previously contemplated merger with SMSC. The lawsuit filed on February 11, 2011, after announcement of the acquisition proposal by Golden Gate Private Equity, Inc., also sought to direct the individual defendants to designate the proposal by Golden Gate Private Equity, Inc. as a “superior proposal,” as such term was defined in the SMSC Agreement.
On or about April 14, 2011, three of the original California state court plaintiffs filed amended complaints in Orange County Superior Court naming as defendants Conexant and the members of our board of directors. These purported class actions allege, among other things, that the directors breached their fiduciary duties to the plaintiffs and the other class members by approving the SMSC Agreement and that we aided and abetted these alleged breaches. These suits seek recovery of the termination fee paid to SMSC and other unspecified damages, declaratory and equitable relief.
ITEM 1A. RISK FACTORS
Other than the risk factors enumerated below, as of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the year ended October 1, 2010, filed with the Securities and Exchange Commission on November 9, 2010.
Risks Factors Related to the Merger with Gold Holdings, Inc.
Failure to consummate or delay in consummating the merger with Gold Holdings, Inc. announced on February 23, 2011 for any reason could materially and adversely affect our operations and our stock price.
If the merger with Gold Holdings, Inc. is not consummated for any reason, including the failure of our stockholders to adopt the merger agreement with Gold Holdings, Inc. or if there is a delay in the consummation of the merger, we will be subject to a number of material risks, including:
•	we could be required to pay to Gold Holdings, Inc. a termination fee of $7.7 million under certain circumstances as set forth in the merger agreement;

•	the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be consummated;

•	the possibility exists that certain key employees may terminate their employment with us as a result of the proposed merger with Gold Holdings, Inc. even if the proposed merger is not ultimately consummated; and

•	the diversion of management’s attention away from our day-to-day business, limitations on the conduct of our business prior to completing the merger, and other restrictive covenants contained in the merger agreement that may impact the manner in which our management is able to conduct the business of the company during the period prior to the consummation of the merger and the unavoidable disruption to our employees and our relationships with customers and suppliers during the period prior to the consummation of the merger, may make it difficult for us to regain our financial and market position if the merger does not occur.
In addition, if the merger agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided in the merger.
Legal proceedings in connection with the terminated merger agreement with Standard Microsystems Corporation (“SMSC”) could adversely affect our business and divert management’s attention and resources from other matters.
Purported class action lawsuits have been filed by third parties challenging the previously contemplated merger with SMSC. If not ultimately dismissed, these lawsuits could adversely affect our business, financial position and results of operations and divert management’s attention and resources from other matters.
Risks Factors Related to Our Business
Natural disasters in certain regions could adversely affect our supply chain or our customer base which, in turn, could have a negative impact on our business, the cost of and demand for our products and our results of operations.
The occurrence of natural disasters in certain regions, such as the recent earthquake and tsunami in Japan, could have a negative impact on our supply chain, our ability to deliver products, the cost of our products, and the demand for our products. These events could cause consumer confidence and spending to decrease or result in increased volatility to the U.S. and worldwide economies. Any such occurrences could have a material adverse effect on our business, our results of operations and our financial condition.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
2.1	Agreement and Plan of Merger, dated January 9, 2011, among the Company, Standard Microsystems Corporation and Comet Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 10, 2011).†

2.2	Agreement and Plan of Merger, dated as of February 20, 2011, among the Company, Gold Holdings, Inc. and Gold Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 23, 2011).†

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

†	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC. (Registrant)
Date: April 15, 2011	By	/s/ JEAN HU
Jean Hu
Chief Financial Officer, Treasurer and Senior Vice President, Business Development (principal financial officer)

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated January 9, 2011, among the Company, Standard Microsystems Corporation and Comet Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 10, 2011).†

2.2	Agreement and Plan of Merger, dated as of February 20, 2011, among the Company, Gold Holdings, Inc. and Gold Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 23, 2011).†

31.1	Certification of the Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

31.2	Certification of the Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(a) or 15d-15(a).

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

†	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.