Form 10-Q
period 2011-07-01
CONEXANT SYSTEMS INC
filed 2011-08-15
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑ Explanatory Note: While the registrant is not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, it has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 15, 2011, there were 100,000,000 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, the negatives of such expressions, or the use of future tense.. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	our expectations regarding the market share of our products, growth in the markets we serve and our market opportunities;

•	our expectations regarding the price of our products, and product competition;

•	our expectations regarding the continued and future demand for our products;

•	our expectations regarding the declines in our legacy products;

•	our plans and expectations regarding the transition of our semiconductor products to smaller line width geometries;

•	our expectation that we will be able to sustain the recoverability of our goodwill, intangible and tangible long-term assets;

•	our product development plans;

•	our expectation that our largest customers will continue to account for a substantial portion of our revenue;

•	our expectations regarding our contractual obligations and commitments;

•	our expectation that we will be able to protect our products and services with proprietary technology and intellectual property protection;

•	our expectation that we will be able to meet our lease obligations (and other financial commitments);

•	our expectations, subject to the qualifications expressed, regarding the sufficiency of our existing sources of liquidity, together with cash expected to be generated from operations, to fund our operations, research and development, anticipated capital expenditures, and working capital for at least the next twelve months;

•	our expectation that we will be able to continue to rely on third party manufacturers to manufacture, assemble and test our products to meet our customers’ demands; and

•	our expectations that we will be able to use our net operating losses and other tax attributes to offset future taxable income.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including, but not limited to, those made under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, those made under the heading “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended October 1, 2010 which was filed with the SEC on November 9, 2010, and those made in our other filings with the Securities and Exchange Commission (the “SEC”). Please consider our forward-looking statements in light of those risks as you read this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Unaudited Consolidated Balance Sheets — July 1, 2011 (Successor) and October 1, 2010 (Predecessor)	3

Unaudited Consolidated Statements of Operations — Period from April 20, 2011 through July 1, 2011 (Successor), Period from April 2, 2011 through April 19, 2011 (Predecessor) and Fiscal Quarter Ended July 2, 2010 (Predecessor)	4

Unaudited Consolidated Statements of Operations — Period from April 20, 2011 through July 1, 2011 (Successor), Period from October 2, 2010 through April 19, 2011 (Predecessor) and Nine Fiscal Months Ended July 2, 2010 (Predecessor)	5

Unaudited Consolidated Statements of Cash Flows — Period from April 20, 2011 through July 1, 2011 (Successor), Period from October 2, 2010 through April 19, 2011 (Predecessor) and Nine Fiscal Months Ended July 2, 2010 (Predecessor)	6

Unaudited Consolidated Statements of Shareholders’ Equity — Period from April 20, 2011 through July 1, 2011 (Successor) and Period from October 1, 2010 through April 19, 2011 (Predecessor)	7

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 6. Exhibits	32

SIGNATURE	33
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)

	Successor	Predecessor
	July 1,	October 1,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$50,408	$54,466
Marketable securities	—	20,059
Receivables, net of allowance of $181 and $368 at July 1, 2011 and October 1, 2010, respectively	24,220	31,463
Inventories	19,667	8,747
Other current assets	8,750	14,690
Assets held for sale	—	13,059

Total current assets	103,045	142,484
Property, plant and equipment, net of accumulated depreciation of $820 and $30,050 at July 1, 2011 and October 1, 2010, respectively	11,634	6,080
Goodwill	222,661	109,908
Intangible assets	113,774	4,308
Other assets	23,778	43,064

Total assets	$474,892	$305,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$10,978
Accounts payable	11,377	12,516
Accrued compensation and benefits	8,701	7,682
Other current liabilities	29,373	31,836

Total current liabilities	49,451	63,012
Long-term debt	194,249	173,543
Other liabilities	69,100	57,197

Total liabilities	312,800	293,752
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred and junior preferred stock: zero and 20,000 shares authorized at July 1, 2011 and October 1, 2010, respectively	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 100,000 and 81,273 shares issued and outstanding at July 1, 2011 and October 1, 2010, respectively	1,000	813
Additional paid-in capital	202,865	4,919,582
Accumulated deficit	(41,838)	(4,909,509)
Accumulated other comprehensive income	65	1,206

Total shareholders’ equity	162,092	12,092

Total liabilities and shareholders’ equity	$474,892	$305,844

See accompanying notes to unaudited consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Successor	Predecessor
	Period from April	Period from April 2,	Fiscal Quarter
	20, 2011 through	2011 through	Ended
	July 1, 2011	April 19, 2011	July 2, 2010
Net revenues	$37,009	$3,872	$60,730
Cost of goods sold	33,327	2,233	23,645

Gross margin	3,682	1,639	37,085

Operating expenses:
Research and development	11,646	2,822	14,569
Selling, general and administrative	7,626	1,867	11,647
Amortization of intangible assets	4,826	53	285
Special charges	12,580	5,660	723

Total operating expenses	36,678	10,402	27,224

Operating (loss) income	(32,996)	(8,763)	9,861
Interest expense	3,115	1,054	7,159
Other expense, net	3,812	3,778	9,248

Loss from continuing operations before income taxes and loss on equity method investments	(39,923)	(13,595)	(6,546)
Income tax provision (benefit)	229	(30)	322

Loss from continuing operations before loss on equity method investments	(40,152)	(13,565)	(6,868)
Loss on equity method investments	(6)	—	(130)

Loss from continuing operations	(40,158)	(13,565)	(6,998)
Loss from discontinued operations, net of tax	(1,680)	(72)	(455)

Net loss	$(41,838)	$(13,637)	$(7,453)

Loss per share from continuing operations — basic and diluted		$(0.16)	$(0.09)

Loss per share from discontinued operations — basic and diluted		$(0.01)	$0.00

Loss per share — basic and diluted		$(0.17)	$(0.09)

Shares used in basic and diluted per-share computations		82,223	81,200

See accompanying notes to unaudited consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Successor	Predecessor
	Period from April 20,	Period from October 2,	Nine Fiscal Months
	2011 through	2010 through	Ended
	July 1, 2011	April 19, 2011	July 2, 2010
Net revenues	$37,009	$93,111	$184,411
Cost of goods sold	33,327	39,849	71,936

Gross margin	3,682	53,262	112,475

Operating expenses:
Research and development	11,646	30,932	41,914
Selling, general and administrative	7,626	24,155	36,730
Amortization of intangible assets	4,826	621	965
Gain on sale of intellectual property	—	(1,249)	—
Special charges	12,580	20,890	859

Total operating expenses	36,678	75,349	80,468

Operating (loss) income	(32,996)	(22,087)	32,007
Interest expense	3,115	12,278	24,437
Other expense (income), net	3,812	8,423	(5,711)

(Loss) income from continuing operations before income taxes and (loss) income on equity method investments	(39,923)	(42,788)	13,281
Income tax provision	229	380	423

(Loss) income from continuing operations before (loss) income on equity method investments	(40,152)	(43,168)	12,858
(Loss) income on equity method investments	(6)	1,495	(375)

(Loss) income from continuing operations	(40,158)	(41,673)	12,483
Loss from discontinued operations, net of tax	(1,680)	(461)	(723)

Net (loss) income	$(41,838)	$(42,134)	$11,760

(Loss) income per share from continuing operations — basic and diluted		$(0.51)	$0.18

Loss per share from discontinued operations — basic and diluted		$0.00	$(0.01)

(Loss) income per share — basic and diluted		$(0.51)	$0.17

Shares used in basic per-share computations		81,996	70,120

Shares used in diluted per-share computations		81,996	70,964

See accompanying notes to unaudited consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Predecessor
	Period from April 20,	Period from October	Nine Fiscal Months
	2011 through	2, 2010 through	Ended
	July 1, 2011	April 19, 2011	July 2, 2010
Cash flows from operating activities:
Net (loss) income	$(41,838)	$(42,134)	$11,760
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	766	1,425	2,646
Amortization of intangible assets	4,826	621	965
Reversal of provision for bad debts, net	—	—	(34)
Charges for inventory provisions, net	1,270	449	83
Provision for loss on inventory purchase commitments	949	—	—
Release of inventory step-up upon shipment	16,285	—	—
Amortization of debt (premium) discount	(876)	419	7,785
Deferred income taxes	(13)	19	54
Stock-based compensation	—	4,057	5,025
Decrease (increase) in fair value of derivative instruments	3,757	9,469	(11,353)
Losses (gains) on equity method investments	7	(1,495)	1,229
Loss on termination of swap	—	—	1,728
Loss on extinguishment of debt	—	—	18,581
Net gain on sale of equity securities	(5)	(1,393)	(12,911)
Gain on sale of intellectual property	—	(1,249)	—
Other items, net	16	(276)	(1,386)
Changes in assets and liabilities:
Receivables	1,310	6,071	(6,082)
Inventories	3,351	(6,291)	(181)
Accounts payable	(2,733)	1,576	(9,405)
Accrued expenses and other current liabilities	5,829	(5,269)	(327)
Other, net	3,751	2,764	(1,897)

Net cash (used in) provided by operating activities	(3,348)	(31,237)	6,280
Cash flows from investing activities:
Purchases of property, plant and equipment	(631)	(729)	(836)
Acquisition of Predecessor	(203,865)	—	—
Proceeds from sale of real estate, net of closing costs of $439	—	21,087	—
Proceeds from sale of property, plant and equipment	15	52	741
Payments for acquisitions	—	—	(625)
Proceeds from sales of marketable securities	—	20,000	88,634
Purchases of marketable securities	—	—	(95,334)
Proceeds from sales of equity securities	23	802	—
Release of restricted cash	(2)	533	8,500
Proceeds from sale of intellectual property	—	1,249	—

Net cash (used in) provided by investing activities	(204,460)	42,994	1,080
Cash flows from financing activities:
Net repayments of short-term debt, including debt costs of $60 and $483	—	(11,278)	(29,136)
Extinguishment of long-term debt, including costs of $3,445	—	—	(288,747)
Proceeds from common stock offerings, net of expenses of $4,881	—	—	62,510
Proceeds from issuance of senior secured notes, net of expenses of $4,918	—	—	168,442
Proceeds from issuance of common stock under employee stock plans	—	95	19
Repurchase of shares upon exercise of employee stock awards	—	(689)	(35)
Advances (to) from Gold Holdings, Inc.	(6,443)	6,443	—
Equity contributions	203,865	—	—

Net cash provided by (used in) financing activities	197,422	(5,429)	(86,947)

Net increase in cash and cash equivalents	(10,386)	6,328	(79,587)
Cash and cash equivalents at beginning of period	60,794	54,466	125,385

Cash and cash equivalents at end of period	$50,408	$60,794	$45,798

See accompanying notes to unaudited consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (SUCCESSOR)
(in thousands)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-In	Accumulated	Income (net of	Shareholders’
	Shares	Amount	Capital	Deficit	tax)	Equity
Balance at April 20, 2011	—	$—	$—	$—	$—	$—
Net loss	—	—	—	(41,838)	—	(41,838)
Currency translation adjustment	—	—	—	—	65	65

Comprehensive loss						(41,773)
Equity contribution	100,000	1,000	202,865	—	—	203,865

Balance at July 1, 2011	100,000	$1,000	$202,865	$(41,838)	$65	$162,092

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (PREDECESSOR)
(in thousands)

					Accumulated
					Other	Total
			Additional		Comprehensive	Shareholders’
	Common Stock		Paid-In	Accumulated	Income (net of	Equity
	Shares	Amount	Capital	Deficit	tax)	(Deficit)
Balance at October 1, 2010	81,273	$813	$4,919,582	$(4,909,509)	$1,206	$12,092
Net loss	—	—	—	(42,134)	—	(42,134)
Currency translation adjustment	—	—	—	—	526	526
Change in unrealized gain on available-for-sale securities	—	—	—	—	(13)	(13)

Comprehensive loss						(41,621)
Common stock issued related to employee stock plans	950	10	85	—	—	95
Employee stock-based compensation expense	—	—	3,368	—	—	3,368

Balance at April 19, 2011	82,223	$823	$4,923,035	$(4,951,643)	$1,719	$(26,066)

See accompanying notes to unaudited consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
1. Basis of Presentation and Significant Accounting Policies
Conexant Systems, Inc., a Delaware corporation, (“Conexant” or the “Company”) designs, develops and sells semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for imaging, audio, embedded-modem, and video applications. These solutions include a comprehensive portfolio of imaging solutions for multifunction printers (MFPs), fax platforms, and interactive display frame market segments. The Company’s audio solutions include high-definition (HD) audio integrated circuits, HD audio codecs, and speakers-on-a-chip solutions for personal computers, PC peripheral sound systems, audio subsystems, speakers, notebook docking stations, voice-over-IP speakerphones, USB headsets supporting Microsoft Office Communicator and Skype, and audio-enabled surveillance applications. The Company also offers a full suite of embedded-modem solutions for set-top boxes, point-of-sale systems, home automation and security systems, and desktop and notebook PCs. Additional products include decoders and media bridges for video surveillance security and monitoring applications, and system solutions for analog video-based multimedia applications.
Merger with Conexant Holdings, Inc.
On April 19, 2011, the Company completed a merger with Gold Acquisition Corp., a Delaware corporation (“Merger Sub”) and a wholly owned subsidiary of Gold Holdings, Inc., a Delaware corporation, subsequently renamed Conexant Holdings, Inc. (“Conexant Holdings”). Pursuant to the Agreement and Plan of Merger dated as of February 20, 2011, by and among the Company, Gold Holdings, Inc. and Merger Sub (the “Merger Agreement”), Merger Sub was merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Conexant Holdings (the “Merger”). In connection with the Merger, shares of the Company’s common stock ceased to be traded on the NASDAQ Stock Market after close of market on April 19, 2011.
At the consummation of the Merger, each share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) was converted into the right to receive $2.40 in cash, without interest and subject to any applicable withholding tax (the “Gold Merger Consideration”). Stock options to acquire Company Common Stock that were outstanding and unexercised immediately prior to the Effective Time were cancelled and converted into the right to receive, with respect to each such option, an amount of cash equal to the excess, if any, of the Gold Merger Consideration over the exercise price per share under the option for each share subject to such option. Any option with an exercise price greater than or equal to the Gold Merger Consideration was cancelled without consideration. Each restricted stock unit (“RSU”) that, as of immediately prior to the Effective Time, was outstanding and held by a non-employee director of the Company or a management-level employee of the Company at the rank of senior vice president or above was cancelled and converted into the right to receive an amount of cash equal to the Gold Merger Consideration. All remaining RSUs were cancelled with the Holders of such RSUs being entitled to receive with respect to each RSU on the date that the RSU would have otherwise vested had the Effective Time not occurred an amount of cash equal to the Gold Merger Consideration; provided that such payment will only be required if (a) the employee continues to be employed continuously by the surviving corporation through and including the original vesting date of such RSUs and (b) the employee has not otherwise been issued or granted any incentive compensation following the Effective Time (but prior to such original vesting date) that the surviving corporation’s board of directors has determined in good faith in its sole discretion to be an appropriate replacement for such RSUs.
The aggregate consideration for all equity securities including cancelled and converted stock options and RSUs of the Company was $203.8 million. An additional $0.1 million consideration was paid concurrent with the Merger to satisfy an existing bank line of credit. The Merger was funded with the proceeds of equity contributions from Golden Gate Capital and affiliated entities in the amount of $203.9 million.
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
For the purposes of presentation and disclosure, all references to “Predecessor” relate to Conexant Systems, Inc. for periods prior to the Merger. All references to “Successor” relate to Conexant Systems, Inc. merged with Merger Sub for periods subsequent to the Merger. References to “we”, “us”, “our”, “Conexant” and the “Company” relate to the Predecessor for the periods prior to the Merger and to the Successor for periods subsequent to the Merger.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to fair-value measurements applied to tangible and intangible assets acquired and liabilities assumed in connection with the Merger, revenue recognition, allowance for doubtful accounts, reserves related to inventories and sales returns, long-lived assets (including goodwill and intangible assets), deferred income taxes, valuation of warrants, stock-based compensation and restructuring charges. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.
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
Restricted Cash — The Company has outstanding letters of credit collateralized by restricted cash aggregating $5.1 million and $5.6 million as of July 1, 2011 and October 1, 2010, respectively, to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.
Inventories — On a quarterly basis, the Company assesses the net realizable value of its inventories. When the estimated average selling prices, less cost to sell its inventory, falls below its inventory cost, the Company adjusts its inventory to its current estimated market value. Lower of cost or market adjustments may be required based upon actual average selling prices and changes to the Company’s current estimates, which could impact the Company’s gross margin percentage. The Company recorded a lower of cost or market adjustment of $0.2 million in the period from April 20, 2011 through July 1, 2011 reflecting a price decrease on certain inventory. There were no lower of cost or market adjustments in any other period presented.
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
Accounting for Convertible Debt — The Company has adopted the accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s hypothetical nonconvertible debt borrowing rate. The guidance resulted in the Company recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. The accounting guidance applies to our 4.00% convertible subordinated notes (“convertible notes”) issued in 2006. The Company redeemed the remaining $11.2 million of convertible notes on March 1, 2011.
Derivative Financial Instruments — The Company’s derivative financial instruments as of July 1, 2011 consisted of the Company’s warrant to purchase 6.1 million shares of Mindspeed Technologies, Inc. (“Mindspeed”) common stock. Gains and losses on the warrant are included in other expense (income), net.
Supplemental Cash Flow Information — There was no cash paid for interest in the period from April 20, 2011 through July 1, 2011. Cash paid for interest for the period from October 2, 2010 through April 19, 2011 and the nine fiscal months ended July 2, 2010 was $10.2 million and $7.0 million, respectively. Cash paid for income taxes for the period from April 20, 2011 to July 1, 2011 was $0.2 million. Cash paid for income taxes for the period from October 2, 2010 to April 19, 2011 and the nine fiscal months ended July 2, 2010 was $0.4 million and $2.2 million, respectively.
Accumulated Other Comprehensive Income — Accumulated Other comprehensive income includes foreign currency translation adjustments and unrealized gains on marketable securities. The components of accumulated other comprehensive income are as follows (in thousands):

	Successor	Predecessor
	July 1,	October 1,
	2011	2010
Foreign currency translation adjustments	$65	$1,193
Unrealized gains on available-for-sale securities	—	13

Accumulated other comprehensive income	$65	$1,206

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
The following potentially dilutive securities have been excluded from the diluted net (loss) income per share calculations because their effect would have been antidilutive (in thousands):

	Predecessor
	Period from		Period from
	April 2, 2011	Fiscal Quarter	October 2, 2010	Nine Fiscal
	through	Ended	through	Months Ended
	April 19, 2011	July 2, 2010	April 19, 2011	July 2, 2010
Employee stock options and restricted stock units	2,044	1,139	1,268	—
4.00% convertible subordinated notes due March 2026	—	1,046	172	3,550

	2,044	2,185	1,440	3,550

The following potentially dilutive securities have been included in the diluted net (loss) income per share calculations (in thousands):

	Predecessor
	Period from		Period from
	April 2, 2011	Fiscal Quarter	October 2, 2010	Nine Fiscal
	through	Ended	through	Months Ended
	April 19, 2011	July 2, 2010	April 19, 2011	July 2, 2010
Weighted average shares for basic net (loss) income per share	82,223	81,200	81,996	70,120
Employee stock options and restricted stock units	—	—	—	844

Weighted average shares for diluted (loss) income per share	82,223	81,200	81,996	70,964

Impairment of Assets — The Company periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If an asset is considered to be impaired, the impairment loss is recognized immediately and is considered to be the amount by which the carrying amount of the asset exceeds its fair value.

The Company did not conduct an impairment review as of July 1, 2011, due to the relatively short time period between the Merger consummation date and the period end date. The Company has not recognized any impairment loss for any long-lived or intangible asset as of July 1, 2011.
Goodwill — Goodwill is tested annually during the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the third fiscal quarter of 2011, based on current business forecasts, the Company determined there were no indicators of impairment and therefore no interim goodwill impairment analysis was considered necessary for this period.
Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board, (“FASB”), issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s financial statements.
In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s financial statements.
In December 2010, the FASB issued an update to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This accounting guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact of this guidance on its financial position and results of operations.
2. Merger with Conexant Holdings, Inc.
The Merger is being accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was preliminarily allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair-value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability. The following table summarizes the fair value assigned to the assets acquired and liabilities assumed as of April 19, 2011, the acquisition date (in thousands):

Total merger consideration:
Cash paid to shareholders	$197,335
Cash paid to holders of cancelled stock options and RSUs upon change of control	6,427
Bank line of credit assumed and repaid	102

Total merger consideration	203,864

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	60,794
Accounts receivable	25,530
Inventories	40,573
Other current assets	8,582
Property and equipment	11,866
Intangible assets	118,600
Other assets	28,366
Accounts payable	(14,215)
Deferred income tax liabilities, net	(21,655)
Other liabilities — current and long term	(82,113)
Long-term debt	(195,125)

Net liabilities assumed	(18,797)

Excess purchase price atttributed to goodwill acquired	$222,661

The preliminary fair value of the acquired intangible assets was determined using the following income valuation approaches. In estimating the preliminary fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following (in thousands):

			Remaining
		Estimated	Useful
	Valuation Method	Fair Value	Life (yrs) (1)
Customer relationships	Multi-Period Excess Earnings (2)	$50,300	7.0
In-process research and development (“IPR&D”)	Multi-Period Excess Earnings (2)	46,000	—
Trade name and trademarks	Relief-from-Royalty (3)	15,100	—
Backlog	Multi-Period Excess Earnings (2)	4,200	0.5
Patents	Relief-from-Royalty (3)	2,900	8.3
Non-compete agreement	Comparative Business Valuation (4)	100	1.0

Total purchased intangible assets		$118,600

(1) Determination of the estimated useful lives of the individual categories of purchased intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives are recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows.
(2) The Multi-Period Excess Earnings method is a discounted cash flow method within the income approach which estimates a purchased intangible asset value based on the present value of the projected excess net cash flows derived from the operations of the business. The value attributed to customer relationship and backlog intangible assets was based on projected net cash inflows from existing contracts or relationships. The value attributed to IPR&D intangible assets was based on projected net cash inflows from estimates for projects under development.
(3) The Relief-from-Royalty method is a discounted cash flow method within the income approach which calculates the value attributable to owning the trade name, trademarks and patents as opposed to paying a third-party for their use.
(4) The Comparative Business Valuation method is a discounted cash flow method within the income approach where the value of the intangible asset is estimated based on the difference in value with and without the non-compete agreement in place.
Some of the more significant estimates and assumptions inherent in the estimate of the fair value of the identifiable purchased intangible assets include all assumptions associated with forecasting cash flows and profitability. The primary assumptions used for the determination of the preliminary fair value of the purchased intangible assets were generally based upon the present value of anticipated cash flows discounted at risk adjusted rates of approximately 15-16.5%, based on the Company’s weighted average cost of capital. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.
As of April 19, 2011, the purchase price allocation is preliminary and could change materially in subsequent periods. Any subsequent changes to the purchase price allocation that result in material changes to the Company’s consolidated financial results will be adjusted retrospectively. Based on the preliminary purchase price allocation none of the excess purchase price attributed to goodwill is expected to be deductible for tax purposes.
At the time of the Merger, the Company believed its market position and future growth potential for its semiconductor system solutions business were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill.
Transaction Costs:
In the period from April 2, 2011 through April 19, 2011 and October 2, 2010 through April 19, 2011 the Company recorded $5.3 million and $16.9 million, respectively, in Merger related transaction costs for accounting, investment banking, legal and other costs including a $7.7 million termination fee to SMSC upon termination of the SMSC Agreement. In the period from April 20, 2011 through July 1, 2011 the Company paid $0.4 million in transaction costs.
Pro Forma Financial Information:
The following unaudited pro forma results of operations assume that the Merger had occurred on October 2, 2010 for the nine fiscal months ended July 1, 2011 and October 3, 2009 for the nine fiscal months ended July 2, 2010 after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets, and other acquisition-related adjustments in connection with the Merger. These unaudited pro forma results exclude transaction costs incurred in connection with the Merger. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on those dates, nor of the results that may be obtained in the future.

	Pro Forma Results of Operations
	Nine Fiscal Months	Nine Fiscal Months
	Ended	Ended
	July 1, 2011	July 2, 2010
	(in thousands)
Net revenues	$130,120	$184,411

Net loss	$(68,807)	$(3,959)

3. Sale of Real Property
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

Predecessor
Land	$1,662
Land and leasehold improvements, net	356
Buildings, net	5,610
Machinery and equipment, net	262
Site development costs	7,583

$15,473

The Company has continuing involvement with the property related to groundwater and soil remediation, and therefore at the time of the sale deferred the gain of $6.9 million on the monetary portion of the proceeds of the transaction, net of transaction costs of $0.4 million. The deferred gain was eliminated in the Merger purchase price allocation. Responsibility for soil remediation was transferred to Uptown Newport L.P. with the Company retaining certain obligations to assist in the soil remediation process for up to five years (or earlier under certain circumstances set forth in the agreement between the parties). Responsibility for groundwater remediation remains with the Company in perpetuity, however, upon receipt of a No Further Action letter (“NFA Letter”) from the appropriate government regulator indicating that the remediation is substantially complete is an indication that the risk of discovery of additional groundwater contamination is remote. The Company has accrued $2.0 million of reserves as of July 1, 2011 based on management’s best estimate of remaining remediation costs, of which $1.0 million is classified in long-term other liabilities.
The Company retained an approximately 7.5% limited partnership interest in the property that is recognized at an estimated fair value of $2.0 million. The limited partnership interest holds its limited partnership interest in Uptown Newport L.P., which will own, operate and develop the real property sold by the Company in December 2010. The Company has the option to sell its partnership interest to the developer at $2.0 million plus a 12% return, if Uptown Newport L.P obtains certain financing. The $2.0 million fair market value is derived in large part based on our expectation that the Company will be able to exercise its put option to sell its interest in the partnership within the next 12 months.
4. Fair Value of Certain Financial Assets and Liabilities
Level 1 financial assets and liabilities consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s cash equivalents consist primarily of funds in money market accounts, which are classified within Level 1 of the fair value hierarchy. Cash equivalents at July 1, 2011 and October 1, 2010 were $32.9 million and $41.9 million, respectively.
Level 2 financial assets and liabilities consist of inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The Company had no financial assets or liabilities classified as Level 2 as of July 1, 2011. The Company had marketable securities of $20.1 million as of October 1, 2010.
Level 3 financial assets and liabilities consist of inputs that are both significant to the fair value measurement and unobservable, and consist of the Company’s warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. The fair value of the Mindspeed warrant was $7.5 million and $20.7 million as of July 1, 2011 and October 1, 2010, respectively.

The fair value of other financial instruments, which consist of the Company’s 11.25% senior secured notes due 2015, was $198.2 million as of July 1, 2011. The fair value of the 11.25% senior secured notes is based on an indicative bid price provided by the underwriter of the senior secured notes, and was 113.25% of par as of July 1, 2011.
5. Supplemental Financial Information
Inventories
Inventories consist of the following (in thousands):

	Successor	Predecessor
	July 1,	October 1,
	2011	2010
Work-in-process	$14,154	$4,840
Finished goods	5,513	3,907

Total inventories	$19,667	$8,747

Net inventory as of July 1, 2011 includes $9.7 million step-up to fair value recorded in connection with the Merger, $8.5 million and $1.2 million recorded in work-in-process and finished goods, respectively.
Goodwill and Purchased Intangible Assets
Intangible assets consist of the following (in thousands):

	Successor				Predecessor
	July 1, 2011				October 1, 2010
	Weighted	Gross			Weighted	Gross
	Average	Carrying	Accumulated	Book	Average	Carrying	Accumulated	Book
	Life (yrs)	Amount	Amortization	Value	Life (yrs)	Amount	Amortization	Value
Intangible assets subject to amortization:
Customer relationships	7.0	$50,300	$(2,084)	$48,216	5.0	$4,300	$(3,121)	$1,179
Backlog	0.5	4,200	(2,652)	1,548	—	—	—	—
Patents	8.3	2,900	(70)	2,830	7.5	3,900	(1,333)	2,567
Software licenses	—	—	—	—	5.0	1,000	(438)	562
Non-compete agreement	1.0	100	(20)	80	5.0	30	(30)	—

		$57,500	$(4,826)	$52,674		$9,230	$(4,922)	$4,308

Intangible assets not subject to amortization:
In-process research and development		46,000
Trade name and trademarks		15,100

		$61,100

Intangible assets are amortized over their estimated useful lives either on a straight-line or accelerated basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from approximately six months to eight years, with no residual value. During the period from April 20, 2011 through July 1, 2011, the Company recognized intangible amortization expense of $4.8 million. During the period from April 2, 2011 through April 19, 2011, and the period from October 2, 2010 through April 19, 2011, the Company recognized intangible amortization expense of $0.1 million and $0.6 million, respectively. During the fiscal quarter and nine fiscal months ended July 2, 2010, the Company recognized intangible amortization expense of $0.3 million and $1.0 million, respectively.
Intangible assets are amortized over a weighted-average remaining period of approximately 6.7 years. Annual amortization expense is expected to be as follows (in thousands):

	Fiscal Year Ending
	2011	2012	2013	2014	2015	Thereafter
Amortization expense	$4,259	$11,713	$9,630	$7,954	$6,585	$12,533
Acquired IPR&D intangible assets consist of projects in the Company’s audio, imaging and video product lines. All of the projects were in the development phase and were incomplete at the Merger date. If the IPR&D projects reach technological feasibility they will be amortized over their remaining estimated useful lives or, if they do not reach technological feasibility their cost will be charged to expense. Cash flows from

IPR&D intangible assets in fiscal 2011 consist of project expenses. Revenues and gross margin contribution are not expected from IPR&D intangible assets until fiscal 2012.
The changes in the carrying amount of goodwill for the periods ended July 1, 2011 and October 1, 2010, are as follows (in thousands):

	Fiscal Period Ended

	Successor	Predecessor
	July 1,	April 19,	October 1,
	2011	2011	2010
Goodwill at beginning of period	$109,908	$109,908	$109,908
Predecessor goodwill eliminated in purchase accounting	$(109,908)	$—	$—
Excess purchase price atttributed to goodwill acquired	222,661	—	—

Goodwill at end of period	$222,661	$109,908	$109,908

Mindspeed Warrant
The Company has a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. At July 1, 2011 and October 1, 2010, the market value of Mindspeed common stock was $8.04 and $7.73 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other expense (income), net for each period. At July 1, 2011 and October 1, 2010, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $7.5 million and $20.7 million, respectively. At July 1, 2011, the warrant was valued using the Black-Scholes-Merton model with an expected term of 2 years, expected volatility of 65%, a risk-free interest rate of approximately 0.5% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.
The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.
Debt
Debt consists of the following (in thousands):

	Successor	Predecessor
	July 1,	October 1,
	2011	2010
Short-term debt:
4.00% convertible subordinated notes due March 2026, net of debt discount of $240	$—	$10,978

Long-term debt:
11.25% senior secured notes due March 2015, net of premium (discount) of $19,249 and $(1,457)	$194,249	$173,543

11.25% senior secured notes due 2015 — In March 2010, the Company issued $175.0 million aggregate principal amount of senior secured notes due 2015 (“senior notes”) that mature on March 15, 2015. The senior notes were sold at 99.06% of the principal amount, resulting in gross proceeds of approximately $173.4 million. Deferred debt offering expenses were approximately $4.9 million. The unamortized balance of $3.8 million was eliminated as of the Merger date. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be sold in the United States absent registration or an applicable exemption from registration requirements. The senior notes accrue interest at a rate of 11.25% per annum payable semiannually on March 15 and September 15 of each year, commencing on September 15, 2010. The obligations under the senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by all of the Company’s domestic subsidiaries (except for Conexant CF, LLC, the Company’s receivables financing subsidiary). In addition, the senior notes and the note guarantees are secured by liens on substantially all of the Company’s and the guarantors’ tangible and intangible property, subject to certain exceptions and permitted liens. On or after March 15, 2013, the Company may redeem all or a part of the senior notes at a price of 105.625% of the principal amount of the senior notes during the remainder of 2013 and 100.00% of the principal amount of the senior notes thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date. In addition, at any time prior to March 15, 2013, the Company may, on one or more occasions, redeem all or a part of the senior notes at any time at a redemption price equal to 100% of the principal amount of the senior notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the applicable redemption date. On or after January 1, 2011 until March 15, 2013, the Company may also redeem up to 35% of the original aggregate principal amount of the senior notes, using the proceeds of certain qualified equity offerings, at a redemption price of 111.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the applicable redemption date. In addition, certain asset dispositions will be triggering events that may require the Company to use the proceeds from those sales to make an offer to repurchase the senior notes at a repurchase price equal to 100% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date if such proceeds are not otherwise invested in the Company’s business within a specific period of time. The senior notes and the note guarantees rank senior to all of the Company’s and the guarantors’ existing and future subordinated indebtedness, including the convertible notes, but they are structurally subordinated to all existing and future indebtedness and other liabilities (including non-trade payables) of the Company’s non-guarantor subsidiaries.
If a change of control occurs, the Company must offer to repurchase the senior notes at a repurchase price equal to 101% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date. In connection with the Merger, the Company commenced a change of control offer (the “Offer”) on May 27, 2011 to purchase any and all of its senior notes. The Company currently has outstanding $175.0 million in principal amount of the senior notes. If all holders of the senior notes accepted the Offer, the Company would have been obligated to repurchase the senior notes for an aggregate of $176.75 million plus accrued and unpaid interest. The Offer expired on June 29, 2011 and was not extended by the Company. No senior notes were tendered by their holders under the offer. At the date of the Merger, the senior notes were valued at 111.50% of par or $195.1 million resulting in a premium of $20.1 million. Amortization of the premium in the period from April 20, 2011 through July 1, 2011 was $0.9 million.
4.00% convertible subordinated notes due March 2026 — In March 2006, the Company issued $200.0 million principal amount of convertible notes and, in May 2006, the initial purchaser of the convertible notes exercised its option to purchase an additional $50.0 million principal amount of the convertible notes. Total proceeds to the Company from these issuances, net of issuance costs, were $243.6 million. The convertible notes were general unsecured obligations of the Company. Interest on the convertible notes was payable in arrears semiannually on each March 1 and September 1, beginning on September 1, 2006. The convertible notes were convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $49.20 per share, subject to adjustment for certain events. Upon conversion, the Company had the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Beginning on March 1, 2011, the convertible notes could be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders could require the Company to repurchase, for cash, all or part of their convertible notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest. The Company redeemed the remaining $l1.2 million of convertible notes on March 1, 2011.
Accounts Receivable Financing Facility — Effective on the date of the Merger, the Company’s credit facility with a bank was terminated. No amounts were due under the facility at the termination date.
6. Commitments and Contingencies
Legal Matters
Litigation Relating to the Previously Contemplated Merger with SMSC
Between January 10, 2011 and February 11, 2011, the Company, the members of the Company’s board of directors and, in certain of the lawsuits, the Company’s President and Chief Executive Officer, its former Chief Financial Officer, SMSC and/or Comet Acquisition Corp. were named as defendants in 12 purported class action lawsuits in connection with the transactions previously contemplated by the SMSC Agreement filed by stockholders in the Superior Court of the State of California, County of Orange, an additional five such lawsuits filed in the Court of Chancery of the State of Delaware and one such lawsuit filed in the United States District Court, Central District of California. On February 9, 2011, the first four Delaware actions were consolidated under the caption In re Conexant Systems, Inc. Shareholders Litigation, Consolidated C.A. No. 6136-VCP. On March 3, 2011, a number of the California state plaintiffs filed a stipulation and proposed order to consolidate the California actions and appoint interim co-lead class counsel. All of the actions have been voluntarily dismissed. Seven of the California actions were dismissed with prejudice. The remaining actions were voluntarily dismissed without prejudice.
Other Legal Matters
Certain claims have been asserted against the Company, including claims alleging the use of the intellectual property rights of others in certain of the Company’s products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the adjudication of such claims through arbitration or litigation. At this time, it is not possible to assess the outcome of the lawsuits and any losses are not reasonably estimable, therefore the Company cannot assess the impact, if any, on the consolidated financial statements. Some of the lawsuits, claims or proceedings may be disposed of unfavorably for the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters that are pending or asserted management believes that the disposition of such matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Guarantees and Indemnifications
The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell International Corporation (“Rockwell”), the Company assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz Semiconductor, Inc. (now “TowerJazz”), the Company agreed to indemnify TowerJazz for certain environmental matters and other customary divestiture-related matters. In connection with the Company’s sale of the Broadband Media Processing (BMP) business to NXP, B.V., the Company agreed to indemnify NXP for certain claims related to the transaction. In connection with the Company’s sale of the Broadband Access (BBA) business to Ikanos, the Company agreed to indemnify Ikanos for certain claims related to the transaction. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The Company also has employment agreements and retention agreements with certain key employees. A number of these agreements require severance payments, continuation of certain insurance benefits and participation in future benefit plans.
The durations of the Company’s guarantees and indemnities vary, and in many cases are indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets as they are not estimated to be material. Product warranty costs and the Company’s accrual for such costs are not significant.
7. Stock-Based Award Plans
All of the Company’s stock-based award plans were cancelled at the consummation of the Merger. All stock options and RSUs outstanding at the time of the merger were cancelled. Stock options to acquire Company’s Common Stock that were outstanding and unexercised immediately prior to the Effective Time were cancelled and converted into the right to receive, with respect to each such option, an amount of cash equal to the excess, if any, of the Gold Merger Consideration over the exercise price per share under the option for each share subject to such option. Any option with an exercise price greater than or equal to the Gold Merger Consideration was cancelled without consideration. Each RSU that, as of immediately prior to the Effective Time, was outstanding and either held by a non-employee director of the Company, or held by a management-level employee of the Company at the rank of senior vice president or above was cancelled and converted into the right to receive an amount of cash equal to the Gold Merger Consideration. All remaining RSUs were cancelled with the holders of such RSUs being entitled to receive with respect to each RSU on the date that the RSU would have otherwise vested had the Effective Time not occurred an amount of cash equal to the Gold Merger Consideration (“replacement award”); provided that such payment will only be required if (a) the employee continues to be employed continuously by the surviving corporation through and including the original vesting date of such RSUs and (b) the employee has not otherwise been issued or granted any incentive compensation following the Effective Time (but prior to such original vesting date) that the surviving corporation’s board of directors has determined in good faith in its sole discretion to be an appropriate replacement for such RSUs.
Change in control payments made upon consummation of the Merger totaled $6.4 million representing 2,674,000 RSUs and options to purchase 11,400 shares. These payments are included in the Merger consideration. The Company recorded a liability for replacement awards of $1.1 million as of July 1, 2011. As of July 1, 2011, unrecognized expense related to replacement awards is approximately $0.7 million, of which $0.6 million will be recognized over the next six fiscal months.
The following predecessor disclosures regarding stock-based awards are for the period October 2, 2010 through April 19, 2011.
The Company maintained the 2010 Equity Incentive Plan, which was approved by stockholders in February 2010, and under which the Company had reserved 12.0 million shares for issuance, the 2004 New Hire Equity Incentive Plan, under which it had reserved 1.6 million shares for issuance, and the Employee Stock Purchase Plan (“ESPP”). All awards granted under these plans were service-based awards. Awards issued under the 2010 Equity Incentive Plan, the 2004 New Hire Equity Incentive Plan and the ESPP were settled in shares of common stock. As of April 19, 2011, approximately 9.9 million shares of the Company’s common stock were available for grant under the stock option and long-term incentive plans
Stock Options
Prior to the Merger, stock options were granted with exercise prices of not less than the fair market value at the grant date, generally vested over four years and expired eight or ten years after the grant date. The Company settled stock option exercises with newly issued shares of common stock. The expected stock price volatility rates were based on the historical volatility of the Company’s common stock. The risk free interest rates were based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represented the weighted average period of time that options or awards granted were expected to be outstanding. No stock options were granted in the period from April 2, 2011 through April 19, 2011.

A summary of stock option activity is as follows (shares in thousands):

	Predecessor
		Weighted
		Average
	Shares	Exercise Price
Outstanding, October 1, 2010	2,296	$21.45
Granted	—	—
Exercised	(1)	0.70
Forfeited	(706)	21.89

Outstanding, April 19, 2011	1,589	21.25

Shares vested and expected to vest, April 19, 2011	1,589	21.26

Exercisable, April 19, 2011	1,559	$21.57

During the period from April 2, 2011 through April 19, 2011, and the period from October 2, 2010 through April 19, 2011, the Company recognized stock-based compensation expense for stock options of $4,000 and $0.1 million, respectively, in its consolidated statements of operations. During the fiscal quarter and nine fiscal months ended July 2, 2010, the Company recognized stock-based compensation expense for stock options of $0.1 million and $1.3 million, respectively, in its consolidated statements of operations.
Effective at the Merger date, all of the stock options were cancelled. Holders of stock options which had an exercise price less than the Gold Merger Consideration, either vested or unvested, were paid in cash the excess of the of the Gold Merger Consideration over the exercise price. Total cash paid was approximately $15,000 representing 11,400 vested stock options which was included in the Merger consideration, and $15,000 representing 13,000 unvested stock options, which was charged to expense.
Restricted Stock Units
The Company’s long-term incentive plans provided for the issuance of share-based RSU awards to officers and other employees and certain non-employees of the Company. These awards were subject to forfeiture if employment terminated during the prescribed vesting period (generally within one to three years of the date of award).
A summary of RSU award activity under the Company’s long-term incentive plans is as follows (shares in thousands):

	Predecessor
		Weighted
		Average Grant
		Date Fair
	Shares	Value
Outstanding, October 1, 2010	4,773	$2.69
Granted	230	1.68
Vested	(1,337)	2.81
Forfeited	(63)	2.12

Outstanding, April 19, 2011	3,603	$2.59

During the period from April 2, 2011 through April 19, 2011, and the period from October 2, 2010 through April 19, 2011, the Company recognized stock-based compensation expense of $0.3 million and $3.9 million, respectively, related to RSU awards. During the fiscal quarter and nine fiscal months ended July 2, 2010, the Company recognized stock-based compensation expense of $1.5 million and $3.6 million, respectively, related to RSU awards. The total fair value of RSU awards vested in the period from April 2, 2011 through April 19, 2011, and the period from October 2, 2010 through April 19, 2011, was zero and $2.1 million, respectively.
Effective at the Merger date, all of the RSUs were cancelled. RSUs held by either non-employee directors of the Company, or held by management-level employees of the Company at the rank of senior vice president or above were converted into the right to receive an amount of cash equal to the Gold Merger Consideration. Total cash paid was approximately $6.4 million representing 2,674,000 converted RSUs which was included in the Merger consideration.
Employee Stock Purchase Plan
The Company’s ESPP allowed eligible employees to purchase shares of the Company’s common stock at nine-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. Under the ESPP, employees could authorize the Company to withhold up to 15% of their compensation for each pay period, up to a maximum annual amount of $25,000, to purchase shares under the plan, subject to certain limitations, and employees were limited to the purchase of 600 shares per offering period. Offering periods generally commenced on the first trading day of February and August of each year and were generally nine months in duration, but could be terminated earlier under certain circumstances. The ESPP was suspended effective January 1, 2011. The final purchase under the ESPP was for the offering period ending on January 31, 2011, under which 53,000 shares were purchased by employees. During the period from October 2, 2010 through April 19, 2011 the Company recognized stock-based compensation expense for the ESPP of $33,000 in its consolidated statements of operations.
During the fiscal quarter and nine fiscal months ended July 2, 2010, the Company recognized stock-based compensation expense for the ESPP of $0.1 million in its consolidated statements of operations.
8. Income Taxes
The Company recorded a tax provision of $0.2 million for the period from April 20, 2011 through July 1, 2011, a tax benefit of $30,000 for the period from April 2, 2011 through April 19, 2011, and a tax provision of $0.4 million for the period October 2, 2010 through April 19, 2011, primarily reflecting income taxes imposed on the Company’s foreign subsidiaries. The Company recorded a tax provision of $0.3 million and $0.4 million, respectively, for the fiscal quarter and nine fiscal months ended July 2, 2010, primarily reflecting income taxes imposed on the Company’s foreign subsidiaries. All of the Company’s U.S. federal income taxes and the majority of the Company’s state income taxes are offset by fully reserved deferred tax assets.
The acquisition of the Company’s Common Stock in connection with the Merger triggered an ownership change under Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Section 382 imposes an annual limitation (based upon the value at the time of the ownership change, as determined under Section 382 of the Internal Revenue Code) on the amount of taxable income that can be offset with net operating loss (“NOL”) carryovers that existed at time of the acquisition. Section 383 will also limit the Company’s ability to use R&D tax credit carryovers. In addition, as the tax basis of the Company’s assets exceeded the fair market value of its assets at the time of the ownership change, Section 382 will also limit the Company’s ability to use amortization of capitalized R&D and goodwill to offset taxable income for the first five years following an ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. Similar limitations have been implemented by states and certain foreign jurisdictions. The Company is currently assessing the impact of Section 382 on its fully reserved deferred tax assets. The Company expects the change of ownership to significantly limit its ability to utilize its federal and state deferred tax assets and expects to impair the carrying value of its deferred tax assets and change the amount of the Company’s unrecognized tax benefits. As the federal and state deferred tax assets are fully reserved, the Company does not expect this impairment to have an impact on its current year financial position or results of operations. However, the limitation on the use of the Company’s NOLs, credits and amortization which resulted from the ownership changes could adversely impact its future operating results and financial condition.
In addition, the Company can within nine and a half months of the Merger elect under Section 338 of the Internal Revenue Code to treat the Merger as if it were an asset purchase for federal income tax purposes. If the Company makes a Section 338 election, generally the Company’s tax basis of its assets will equal the fair market value at the time of the Merger, the intangible assets would be deductible over 15 years under IRC Section 197 and the net operating losses, federal credits and remaining deferred taxes would be eliminated. The Company’s financial position and results of operations and cash flows could materially change if the Company makes a Section 338 election.
9. Gain on Sale of Intellectual Property
On October 22, 2010, the Company sold certain internally developed Conexant RF Patents and MPEG Patents to Skyworks Solutions, Inc. (“Skyworks”) and terminated its exclusive rights in Skyworks RF Patents obtained pursuant to an agreement entered into between the Company and Skyworks in 2003, in exchange for non-exclusive licenses to each of the Conexant RF Patents, MPEG Patents and Skyworks RF Patents and $1.25 million in cash. The Company received $0.6 million of the sale price in November 2010 and the remainder in March 2011. The entire amount of $1.25 million was recognized as a gain as the patents had a net book value of zero.
10. Special Charges
Special charges consist of the following (in thousands):

	Successor	Predecessor		Successor	Predecessor
	Period from	Period from		Period from	Period from
	April 20, 2011	April 2, 2011	Fiscal Quarter	April 20, 2011	October 2,	Nine Fiscal
	through	through	Ended	through	2010 through	Months Ended
	July 1, 2011	April 19, 2011	July 2, 2010	July 1, 2011	April 19, 2011	July 2, 2010
Severance charges	$8,368	$90	$—	$8,368	$2,873	$—
Merger transaction charges	355	5,290	—	355	16,860	—
Lease impairment charges	2,106	7	99	2,106	87	99
Restructuring charges	1,712	273	624	1,712	925	760
Other special charges	39	—	—	39	145	—

	$12,580	$5,660	$723	$12,580	$20,890	$859

For the period from April 20, 2011 through July 1, 2011, special charges consisted primarily of $8.4 million of severance charges resulting from reduction in headcount after the Merger, $2.1 million of lease impairment charges resulting from under-utilized space after the Merger under which we have continuing lease obligations, $1.7 million for restructuring charges resulting primarily from changes in projected sub-lease income on restructured leases and $0.4 million transaction charges. For the period from April 2, 2011 through April 19, 2011, special charges consisted primarily of $5.3 million of transaction charges and $0.3 million restructuring charges from accretion of lease liability related to restructured facilities. For the period from October 2, 2010 through April 19, 2011, special charges consisted primarily of $16.9 million for transaction charges, including payment of a $7.7 million fee for termination of the SMSC Agreement and $9.2 million of financial advisory, legal and other fees related to the terminated merger with SMSC and the Merger, $2.9 million for one-time severance benefits associated with reductions in headcount primarily in the first fiscal quarter of 2011, and $0.9 million of restructuring charges from accretion of lease liability related to restructured facilities.
For the fiscal quarter and nine fiscal months ended July 2, 2010, special charges consisted primarily of restructuring and lease impairment charges primarily related to accretion of lease liability related to restructured facilities and impaired leases.
Restructuring Charges
The Company has implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.
Restructuring Accruals — As of July 1, 2011, the Company has remaining restructuring accruals of $31.9 million, which primarily relate to facilities. Of the $31.9 million of restructuring accruals at July 1, 2011, $4.3 million is included in other current liabilities and $27.6 million is included in other non-current liabilities in the accompanying consolidated balance sheet. The Company expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. The Company’s accrued liabilities include the net present value of the future lease obligations of $49.7 million, net of contracted sublease income of $12.7 million, and projected sublease income of $5.1 million. The facility charges were determined in accordance with the accounting guidance for costs associated with exit or disposal activities. As a result, the Company recorded the net present value of the future lease obligations and will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases.
Fiscal 2009 Restructuring Actions — As part of a workforce reduction implemented during the fiscal year ended October 2, 2009, the Company completed actions that resulted in the elimination of 183 positions worldwide.
Activity and liability balances recorded as part of the fiscal 2009 restructuring actions through April 19, 2011 were as follows (in thousands):

	Workforce Reductions
	Fiscal Period Ended

	Successor	Predecessor
	July 1,	April 19,	October 1,
	2011	2011	2010
Reserve at beginning of period	$—	$53	$1,582
Charged to costs and expenses	—	(8)	26
Cash payments	—	(45)	(1,555)

Reserve at end of period	$—	$—	$53

There was no activity in the period April 20, 2011 through July 1, 2011 related to the fiscal 2009 restructuring action.
Fiscal 2008 Restructuring Actions — During fiscal 2008, the Company announced its decision to discontinue investments in standalone wireless networking solutions and other product areas. Charges to expense in the period from April 20, 2011 through July 1, 2011 and October 2, 2010 to April 19, 2011 relate to accretion of lease liability on restructured facilities under non-cancelable leases.

Activity and liability balances recorded as part of the Fiscal 2008 restructuring actions through July 1, 2011 were as follows (in thousands):

	Facility and Other
	Fiscal Period Ended

	Successor	Predecessor
	July 1,	April 19,	October 1,
	2011	2011	2010
Reserve at beginning of period	$44	$74	$64
Charged to costs and expenses	15	4	115
Cash payments	(9)	(34)	(105)

Reserve at end of period	$50	$44	$74

Fiscal 2007 Restructuring Actions — During fiscal 2007, the Company announced several facility closures and workforce reductions. In total, the Company notified approximately 670 employees of their involuntary termination. Charges to expense in the period from April 20, 2011 through July 1, 2011 consist of $1.3 million expense due to lower projected sub-tenant rent income and $0.4 million accretion of lease liability on restructured facilities under non-cancelable leases, of which $1.7 million was included in discontinued operations related to the Company’s discontinued BMP business. Charges to expense in the period October 2, 2010 to April 19, 2011 consists of $0.2 million of expense due to lower projected sub-tenant rent income and $1.1 million accretion of lease liability on restructured facilities under non-cancelable leases, of which $0.8 million was included in discontinued operations related to the Company’s discontinued BMP business.
Activity and liability balances recorded as part of the Fiscal 2007 restructuring actions through July 1, 2011 were as follows (in thousands):

	Facility and Other
	Fiscal Period Ended

	Successor	Predecessor
	July 1,	April 19,	October 1,
	2011	2011	2010
Reserve at beginning of period	$19,617	$22,845	$27,233
Charged to costs and expenses	1,718	1,282	2,211
Cash payments	(683)	(4,510)	(6,599)

Reserve at end of period	$20,652	$19,617	$22,845

Fiscal 2006 and 2005 Restructuring Actions — During fiscal years 2006 and 2005, the Company announced operating site closures and workforce reductions. In total, the Company notified approximately 385 employees of their involuntary termination. Charges to expense in the period from April 20, 2011 through July 1, 2011 consist of $1.4 million expense due to lower projected sub-tenant rent income and $0.2 million accretion of lease liability on restructured facilities under non-cancelable leases. Charges to expense in the period October 2, 2010 to April 19, 2011 relate to accretion of lease liability on restructured facilities under non-cancelable leases.
Activity and liability balances recorded as part of the Fiscal 2006 and 2005 restructuring actions through July 1, 2011 were as follows (in thousands):

	Facility and Other
	Fiscal Period Ended

	Successor	Predecessor
	July 1,	April 19,	October 1,
	2011	2011	2010
Reserve at beginning of period	$10,070	$10,849	$13,851
Charged to costs and expenses	1,600	515	(936)
Cash payments	(457)	(1,294)	(2,066)

Reserve at end of period	$11,213	$10,070	$10,849

11. Other Expense (Income), net
Other expense (income), net consists of the following (in thousands):

	Successor	Predecessor		Successor	Predecessor
	Period from	Period from		Period from	Period from	Nine Fiscal
	April 20, 2011	April 2, 2011	Fiscal Quarter	April 20, 2011	October 2,	Months
	through	through	Ended	through	2010 through	Ended
	July 1, 2011	April 19, 2011	July 2, 2010	July 1, 2011	April 19, 2011	July 2, 2010
Investment and interest income	$(42)	$(13)	$(137)	$(42)	$(159)	$(257)
Gain on sale of investments	(5)	—	(5,177)	(5)	(1,393)	(12,911)
Loss on extinguishment of debt	—	—	7,976	—	—	18,581
Decrease (increase) in the fair value of derivative instruments	3,757	3,690	6,848	3,757	9,469	(11,353)
Other	102	101	(262)	102	506	229

Other expense (income), net	$3,812	$3,778	$9,248	$3,812	$8,423	$(5,711)

Other expense, net of $3.8 million during the period from April 20, 2011 through July 1, 2011 and the period from April 2, 2011 through April 19, 2011, respectively, primarily consisted of a $3.8 million decrease in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock. Other expense, net of $8.4 million, net during the period from October 2, 2010 through April 19, 2011 primarily consisted of a $9.5 million decrease in the Mindspeed warrant partially offset by a $1.4 million gain on sale of equity investments. Of the $1.4 million gain on sale of equity investments, the Company has received proceeds in the amount of $0.8 million. The difference between the gain and proceeds has been recorded as a receivable.
Other expense, net of $9.2 million, net during the fiscal quarter ended July 2, 2010 primarily consisted of a loss of $8.0 million on extinguishment of convertible debt, which consists of $5.8 million of unamortized debt discount and a $2.1 million premium over par paid upon repurchase, and a $6.9 million decrease in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, partially offset by a $5.2 million gain on sale of equity investments and $0.4 million of investment and interest income on invested cash balances and other gains. Other (income), net of $5.7 million, net during the nine fiscal months ended July 2, 2010 primarily consisted of a $12.9 million gain on sale of equity investments and an $11.4 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, partially offset by a loss of $18.6 million on extinguishment of debt, which consists of $13.4 million of unamortized debt discount, $1.8 million premium over par paid upon repurchase and $3.4 million of transaction costs.
12. Related Party Transactions
In the period October 2, 2010 through April 19, 2011, one member of the Company’s Board of Directors also served on the Board of Mindspeed. At the consummation of the Merger all of the Company’s board members resigned. As of July 1, 2011, April 19 and October 1, 2010, the Company held a warrant to purchase 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share exercisable through June 2013. No amounts were due to or receivable from Mindspeed at April 19, 2011 or at October 1, 2010.
Effective upon completion of the Merger, the Company became affiliated with the companies affiliated with Golden Gate Capital and August Capital. The Company has not entered into any material transactions with these affiliates.
13. Geographic Information
Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Successor	Predecessor		Successor	Predecessor
	Period from	Period from		Period from	Period from
	April 20, 2011	April 2, 2011	Fiscal Quarter	April 20, 2011	October 2, 2010	Nine Fiscal
	through	through	Ended	through	through	Months Ended
	July 1, 2011	April 19, 2011	July 2, 2010	July 1, 2011	April 19, 2011	July 2, 2010
United States	$696	$38	$5,458	$696	$5,239	$11,299
Other Americas	226	12	1,033	226	710	3,418

Total Americas	922	50	6,491	922	5,949	14,717
China	23,995	3,056	37,326	23,995	54,236	108,537
Taiwan	3,957	249	5,404	3,957	9,766	17,997
Asia-Pacific	7,755	462	10,845	7,755	22,335	40,797

Total Asia-Pacific	35,707	3,767	53,575	35,707	86,337	167,331

Europe, Middle East and Africa	380	55	664	380	825	2,363

	$37,009	$3,872	$60,730	$37,009	$93,111	$184,411

The Company believes that a portion of the products sold to original equipment manufacturers (“OEMs”) and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. One distributor accounted for 17% of net revenues for the period from April 20, 2011 through July 1, 2011 and 22% and 14% for the period from April 2, 2011 through April 19, 2011 and the period from October 2, 2010 through April 19, 2011, respectively. One distributor accounted for 15% and 14% of net sales for the fiscal quarter and nine fiscal months ended July 2, 2010, respectively. Sales to the Company’s twenty largest customers represented approximately 95% of total revenues for the period from April 20, 2011 through July 1, 2011 and 95% and 89% of total revenues for the period from April 2, 2011 through April 19, 2011 and the period from October 2, 2010 through April 19, 2011, respectively. Sales to the Company’s twenty largest customers represented 84% and 82% of total revenues for the fiscal quarter and nine fiscal months ended July 2, 2010, respectively.
Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	Successor	Predecessor
	July 1,	October 1,
	2011	2010
United States	$23,067	$24,389
India	1,611	1,022
China	2,232	546
Asia-Pacific	1,043	1,092
Europe, Middle East and Africa	—	1

	$27,953	$27,050

The following have been excluded from the geographic presentation of long-lived assets above as of July 1, 2011 and October 1, 2010, respectively: Goodwill totaling $222.7 million and $109.9 million, respectively; Intangible assets totaling $113.8 million and $4.3 million, respectively and the Mindspeed warrant totaling $7.5 million and $20.7 million, respectively. These items are located in the United States and disclosed separately.
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
We have prepared our discussion of the results of operations for the fiscal quarter ended July 1, 2011 by adding the earnings and cash flows of the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from April 2, 2011 through April 19, 2011, as compared to the Predecessor fiscal quarter ended July 2, 2010. Similarly, we have prepared our discussion of the results of operations for the nine fiscal months ended July 1, 2011 by adding the earnings and cash flows of the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011, as compared to the Predecessor nine fiscal months ended July 2, 2010. The operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Merger, defined below, and may not be predictive of future results of operations.
Merger with Conexant Holdings, Inc.
On April 19, 2011, we completed a merger with Gold Acquisition Corp., a Delaware corporation, (“Merger Sub”) and a wholly owned subsidiary of Gold Holdings, Inc., a Delaware corporation, subsequently renamed Conexant Holdings, Inc. (“Conexant Holdings”). Pursuant to the Agreement and Plan of Merger dated as of February 20, 2011, by and among the Company, Gold Holdings, Inc. and Merger Sub (the “Merger Agreement”), Merger Sub was merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Conexant Holdings (the “Merger”). In connection with the Merger, shares of our common stock ceased to be traded on the NASDAQ Stock Market after close of market on April 19, 2011.
The aggregate consideration for all equity securities including cancelled and converted stock options and RSUs of the Company was $203.8 million. An additional $0.1 million consideration was paid to satisfy an existing bank line of credit outstanding on the Merger date. The Merger was funded with the proceeds of equity contributions from Golden Gate Capital and affiliated entities in the amount of $203.9 million.
Termination of Merger Agreement with Standard Microsystems Corporation
On February 23, 2011, we terminated our previously announced Agreement and Plan of Merger, dated January 9, 2011 (the “SMSC Agreement”), with Standard Microsystems Corporation, a Delaware corporation (“SMSC”), and Comet Acquisition Corp., a Delaware corporation and wholly owned subsidiary of SMSC. Pursuant to the terms of the SMSC Agreement, we paid a termination fee of $7.7 million to SMSC.
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

Predecessor
Land	$1,662
Land and leasehold improvements, net	356
Buildings, net	5,610
Machinery and equipment, net	262
Site development costs	7,583

$15,473

We have continuing involvement with the property related to groundwater and soil remediation, and therefore at the time of the sale deferred the gain of $6.9 million on the monetary portion of the proceeds of the transaction, net of transaction costs of $0.4 million. The deferred gain was eliminated in the Merger purchase price allocation. Responsibility for soil remediation was transferred to Uptown Newport L.P., but we retained certain obligations to assist in the soil remediation process for up to five years (or earlier under certain circumstances set forth in the agreement between the parties). Responsibility for groundwater remediation remains with us in perpetuity, however, upon receipt of a No Further Action letter (“NFA Letter”) from the appropriate government regulator indicating that the remediation is substantially complete is an indication that the risk of discovery of additional groundwater contamination is remote. We have accrued $2.0 million of reserves based on management’s best estimate of remaining remediation costs, of which $1.0 million is classified in long-term other liabilities.
We retained an approximately 7.5% limited partnership interest in the property that is recognized at an estimated fair value of $2.0 million. The limited partnership interest holds a limited partnership interest in Uptown Newport L.P. which will own, operate and develop the real the property sold by us in December 2010. We have the option to sell our partnership interest to the developer at $2.0 million plus a 12% return, if Uptown Newport L.P obtains certain financing. The $2.0 million fair market value is derived in large part based on our expectation that we will be able to exercise our put option to sell our interest in the partnership within the next 12 months.
Critical Accounting Policies
The consolidated financial statements have been prepared in accordance with US GAAP, which require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 27 — 31 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010. Other than estimates related to fair-value measurements applied to tangible and intangible assets acquired and liabilities assumed in connection with the Merger, as discussed further in Note 2 in the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q, management believes that at July 1, 2011 there has been no material change to this information.
Results of Operations
Net Revenues
Net revenues consist of product sales, which we generally recognize upon shipment, less an estimate for returns and allowances. We sell our products to distributors, contract manufacturers (ODMs) and end-customers (OEMs), whose products include our products. End customers may purchase directly from us or from distributors or contract manufacturers.
Our net revenues decreased 33% to $40.9 million in the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from April 2, 2011 through April 19, 2011 from $60.7 million in the predecessor fiscal quarter ended July 2, 2010. The decrease in net revenues was driven by a 20% decrease in unit volume shipments and a 16% decrease in average selling prices (“ASPs”), primarily as a result of overall weakness in the semiconductor industry.
Our net revenues decreased 29% to $130.1 million in the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 from $184.4 million in the predecessor nine fiscal months ended July 2, 2010. The decrease in net revenues was driven by a 25% decrease in unit volume shipments and a 6% decrease in ASPs, primarily as a result of overall weakness in the semiconductor industry.
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
Our gross margin percentage for the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from April 2, 2011 through April 19, 2011 was 13% compared with 61% for the predecessor fiscal quarter ended July 2, 2010. The decrease in gross margin percentage is primarily attributable to $16.3 million sell off of fair value applied to inventory as part of the purchase price allocated in connection with the Merger. Excluding the inventory purchase price fair value, our gross margin percentage for the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from April 2, 2011 through April 19, 2011 was 57%. The 4% decrease in gross margin percentage was due to price erosion and product mix.
Our gross margin percentage for the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 was 44% compared with 61% for the predecessor nine fiscal months ended July 2, 2010. The decrease in gross margin percentage is primarily attributable to $16.3 million sell off of fair value applied to inventory as part of the purchase price allocated in connection with the Merger. Excluding the inventory purchase price fair value, our gross margin percentage for the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 was 58%.The 3% decrease in gross margin percentage was due to price erosion and product mix.
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
R&D expense did not change materially in the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from April 2, 2011 through April 19, 2011 compared to the predecessor fiscal quarter ended July 2, 2010. Increases in headcount and salary expense were offset by lower employee incentive accruals.
R&D expense increased $0.7 million, or 2%, in the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 compared to the predecessor nine fiscal months ended July 2, 2010. The increase is due to higher employee headcount and salary expense, higher project expenses, and higher allocated facility costs, offset by lower employee incentive accruals.
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
SG&A expense decreased $2.2 million, or 18%, in the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from April 2, 2011 through April 19, 2011 compared to the predecessor fiscal quarter ended July 2, 2010. The decrease is primarily due to lower employee headcount and incentive accruals and lower professional fees, offset by an increase in legal expenses.
SG&A expense decreased $4.9 million, or 13%, in the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 compared to the predecessor nine fiscal months ended July 2, 2010. The decrease is primarily due to lower headcount and incentive accruals and lower professional fees, offset by an increase in legal expenses.
Amortization of Intangible Assets
Intangible assets subject to amortization of $57.5 million were recorded in connection with the Merger, and are being amortized over a weighted-average remaining period of approximately 6.7 years. As a result, amortization expense increased to $4.9 million in the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from April 2, 2011 through April 19, 2011 and $5.4 million in the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from October 2, 2010 through April 19, 2011, respectively, compared to $0.3 million and $1.0 million in the predecessor fiscal quarter and nine fiscal months ended July 2, 2010, respectively.
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
Special Charges
For the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from April 2, 2011 through April 19, 2011, special charges consisted primarily of $8.5 million of severance charges resulting from reduction in headcount after the Merger, $5.6 million of transaction charges, $2.1 million of lease impairment charges resulting from under-utilized space after the Merger under which we have continuing lease obligations and $2.0 million for restructuring charges resulting primarily from changes in projected sub-lease income on restructured leases. For the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from October 2, 2010 through April 19, 2011, special charges consisted primarily of $17.2 million for transaction charges, including payment of a $7.7 million fee for termination of the SMSC Agreement and $9.5 million of financial advisory, legal and other fees related to the terminated merger with SMSC and the Merger with Conexant Holdings, $11.2 million for one-time severance benefits associated with reductions in headcount in the first fiscal quarter of 2011 and following the Merger, $2.6 million of restructuring charges from changes in projected sub-lease income and accretion of lease liability related to restructured facilities, and $2.2 million of lease impairment charges resulting from under-utilized space after the Merger under which we have continuing lease obligations.
For the predecessor fiscal quarter and nine fiscal months ended July 2, 2010, special charges consisted primarily of restructuring and lease impairment charges primarily related to accretion of lease liability related to restructured facilities and impaired leases.
Interest Expense
Interest expense decreased $3.0 million to $4.2 million in the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from April 2, 2011 through April 19, 2011 from $7.2 million in the predecessor fiscal quarter ended July 2, 2010. The decrease is primarily attributable to the extinguishment of debt in the predecessor nine fiscal months ended July 2, 2010 and resulting reduction in interest and debt discount expense, offset by $0.9 million amortization of the $20.1 million debt premium on the Company’s 11.25% senior secured notes recorded at the Merger date. Interest expense in the successor period from April 20, 2011 through July 1, 2011 includes $0.9 million debt premium amortization. Interest expense in the predecessor fiscal quarter ended July 2, 2010 includes debt discount amortization of $0.7 million.
Interest expense decreased $9.0 million to $15.4 million in the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 from $24.4 million in the predecessor nine fiscal months ended July 2, 2010. The decrease is primarily attributable to the extinguishment of debt in the predecessor nine fiscal months ended July 2, 2010 and resulting reduction in interest and debt discount expense, offset by $0.9 million amortization of $20.1 million debt premium on the Company’s 11.25% senior secured notes recorded at the Merger date. Interest expense in the successor period from April 20, 2011 through July 1, 2011 includes $0.9 million debt premium amortization. Interest expense in the predecessor nine fiscal months ended July 2, 2010 includes debt discount amortization of $7.7 million.
Other Expense (Income), net
Other expense, net of $7.6 million during the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from April 2, 2011 through April 19, 2011 consisted primarily of a $7.4 million decrease in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock. Other expense, net of $12.2 million during the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 consisted primarily of a $13.2 million decrease in the Mindspeed warrant partially offset by a $1.4 million gain on sale of equity investments. Of the $1.4 million gain on sale of equity investments, we have received proceeds in the amount of $0.8 million. The difference between the gain and proceeds has been recorded as a receivable.
Other expense, net of $9.2 million during the predecessor fiscal quarter ended July 2, 2010 primarily consisted of a loss of $8.0 million on extinguishment of convertible debt, which consists of $5.8 million of unamortized debt discount and a $2.1 million premium over par paid upon repurchase, and a $6.9 million decrease in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, partially offset by a $5.2 million gain on sale of equity investments and $0.4 million of investment and interest income on invested cash balances and other gains. Other (income), net of $5.7 million during the predecessor nine fiscal months ended July 2, 2010 primarily consisted of a $12.9 million gain on sale of equity investments and an $11.4 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, partially offset by a loss of $18.6 million on extinguishment of debt, which consists of $13.4 million of unamortized debt discount, $1.8 million premium over par paid upon repurchase and $3.4 million of transaction costs.
Provision for Income Taxes
We recorded a tax provision of $0.2 million in the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from April 2, 2011 through April 19, 2011 and $0.6 million in the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from October 2, 2010 through April 19, 2011, primarily reflecting income taxes imposed on our foreign subsidiaries. We recorded a tax provision of $0.3 million and $0.4 million, respectively, for the predecessor fiscal quarter and nine fiscal months ended July 2, 2010, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.
The acquisition of our common stock in connection with the Merger triggered an ownership change under Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Section 382 imposes an annual limitation (based upon the value at the time of the ownership change, as determined under Section 382 of the Internal Revenue Code) on the amount of taxable income that can be offset with net operating loss (“NOL”) carryovers that existed at time of the acquisition. Section 383 will also limit our ability to use R&D tax credit carryovers. In addition, as the tax basis of our assets exceeded the fair market value of our assets at the time of the ownership change, Section 382 will also limit our ability to use amortization of capitalized R&D and goodwill to offset taxable income for the first five years following an ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. Similar limitations have been implemented by states and certain foreign jurisdictions. We are currently assessing the impact of Section 382 on our fully reserved deferred tax assets. We expect the change of ownership to significantly limit our ability to utilize our federal and state deferred tax assets and expect to impair the carrying value of the deferred tax assets and change the amount of our unrecognized tax benefits. As the federal and state deferred tax assets are fully reserved, we do not expect this impairment to have an impact on our current year financial position or results of operations. However, the limitation on the use of our NOLs, credits and amortization which resulted from the ownership changes could adversely impact our future operating results and financial condition.
In addition, we can within nine and a half months of the Merger elect under Section 338 of the Internal Revenue Code to treat the Merger as if it were an asset purchase for federal income tax purposes. If we make a Section 338 election, generally our tax basis of our assets will equal the fair market value at the time of the Merger, the intangible assets would be deductible over 15 years under IRC Section 197 and the net operating losses, federal credits and remaining deferred taxes would be eliminated. Our financial position and results of operations and cash flows could materially change if we make a Section 338 election.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, sales of non-core assets, borrowings and operating cash flow. In addition, we have generated additional liquidity in the past through the sale of equity and debt securities.
Our cash and cash equivalents decreased $4.1 million in the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from October 2, 2010 through April 19, 2011. The decrease was primarily due to cash used in operating activities of $34.6 million including $17.1 million related to the Merger and terminated merger transactions, $9.3 million severance payments, acquisition of Predecessor of $203.9 million, the redemption of our remaining $11.2 million of outstanding 4.00% convertible subordinated notes due 2026, purchases of property, plant and equipment of $1.4 million, and employee tax paid by us in lieu of issuing restricted stock units of $0.7 million offset by the equity contributions of $203.9 million, sale of real property for net proceeds of $21.1 million, proceeds from the maturity of marketable securities of $20.0 million, proceeds from the sale of intellectual property of $1.3 million, proceeds from sale of equity investments of $0.8 million and release of restricted cash of $0.5 million.
Cash flows are as follows (in thousands):

	Successor	Predecessor
	Period from	Period from	Nine Fiscal
	April 20,	October 2,	Months
	2011 through	2010 through	Ended
	July 1, 2011	April 19, 2011	July 2, 2010
Net cash (used in) provided by operating activities	$(3,348)	$(31,237)	$6,280
Net cash (used in) provided by investing activities	(204,460)	42,994	1,080
Net cash provided by (used in) financing activities	197,422	(5,429)	(86,947)

Net (decrease) increase in cash and cash equivalents	$(10,386)	$6,328	$(79,587)

Operating Activities
Cash used in operating activities was $34.6 million for the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 compared to $6.3 million provided by operating activities for the predecessor nine fiscal months ended July 2, 2010. Cash used in operating activities for the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 was primarily driven by a net loss of $84.0 million, offset by $39.0 million of net non-cash operating expenses and a $10.4 million increase from changes in working capital. Cash provided by operating activities for the predecessor nine fiscal months ended July 2, 2010 was primarily driven by $11.8 million in net income and net non-cash operating expenses of $12.4 million, offset by a $17.9 million decrease from changes in working capital.

Investing Activities
Cash used in investing activities was $161.5 million for the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 compared to cash provided by investing activities of $1.1 million for the predecessor nine fiscal months ended July 2, 2010. Cash used in investing activities for the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 was primarily driven by the acquisition of the Predecessor for $203.9 million and capital expenditures of $1.4 million offset by proceeds from the sale of real property of $21.1 million, proceeds from the maturity of marketable securities of $20.0 million, proceeds from the sale of intellectual property of $1.3 million, proceeds from the sale of equity investments of $0.8 million and release of restricted cash of $0.5 million. Cash provided by investing activities for the predecessor nine fiscal months ended July 2, 2010 was primarily due to the release of restricted cash of $8.5 million associated with our repayment of short-term debt, partially offset by our net purchase of marketable securities of $6.7 million and capital expenditures of $0.8 million.
Financing Activities
Cash provided by financing activities was $192.0 million for the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 compared to $86.9 million used in financing activities for the predecessor nine fiscal months ended July 2, 2010. Cash provided by financing activities for the successor period from April 20, 2011 through July 1, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 was primarily driven by the equity contributions of $203.9 million, offset by the redemption of our remaining $11.2 million of outstanding 4.00% convertible subordinated notes due 2026 and employee tax paid by us in lieu of issuing restricted stock units of $0.7 million. Cash used in financing activities for the predecessor nine fiscal months ended July 2, 2010 was primarily driven by the repurchase of our remaining senior secured notes for $62.0 million, extinguishment of our convertible subordinated notes for $226.7 million and repayment of $29.1 million of our short-term debt, partially offset by the common stock offering and issuance of senior secured notes, net of expenses, of $62.5 million and $168.4 million, respectively.
Recent Financing Transactions
On April 19, 2011, the predecessor Company was acquired for $203.9 million, funded with the proceeds of equity financings from Golden Gate Capital and affiliated entities.
On March 1, 2011, we redeemed the remaining $11.2 million of 4.00% convertible subordinated notes due 2026.
On December 22, 2010, we sold certain real property adjacent to our Newport Beach, California headquarters to Uptown Newport L.P. for $23.5 million, which consisted of $21.5 million in cash and a limited partnership interest in the property, which we have valued at $2.0 million.
Effective on the date of the Merger, our credit facility with a bank was terminated. No amounts were due under the facility at the termination date.
We believe that our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.
Contractual Obligations and Commitments
In accordance with the terms of our senior notes, if a change of control occurs, we must offer to repurchase the senior notes at a repurchase price equal to 101% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date. In connection with the Merger, we commenced a change of control offer (the “Offer”) on May 27, 2011 to purchase any and all of our senior notes. We currently have outstanding $175.0 million in principal amount of the senior notes. If all holders of the senior notes accepted the Offer, we would have been obligated to repurchase the senior notes for an aggregate of $176.75 million plus accrued and unpaid interest. The Offer expired on June 29, 2011 and was not extended by us. No senior notes were tendered by their holders under the offer. Except for this and for our recent property sale transaction discussed in Note 3 to the consolidated financial statements in Item 1, there have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 1, 2010. For a summary of the contractual commitments at October 1, 2010, see Part II, Item 7, page 37 in our 2010 Annual Report on Form 10-K.
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
The durations of our guarantees and indemnities vary, and in many cases are indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in our consolidated balance sheets. Product warranty costs are not significant. We have other outstanding letters of credit collateralized by restricted cash aggregating $5.1 million to secure various long-term operating leases and our self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.
Special Purpose Entities
We have one special purpose entity, Conexant CF, which is not permitted, nor may its assets be used, to guarantee or satisfy any of our obligations or those of our subsidiaries. Effective on the date of the Merger, the credit facility between Conexant CF and a bank was terminated. No amounts were due under the facility at the termination date.
Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board, (“FASB”), issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.
In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.
In December 2010, the FASB issued an update to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This accounting guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years. Early adoption is not permitted. We are currently evaluating the impact of this guidance on our financial position and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 1, 2011, the carrying value of our cash and cash equivalents approximated fair value.
We hold a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of July 1, 2011, a 10% decrease in the market price of Mindspeed’s common stock would result in a $1.7 million decrease in the fair value of this warrant. At July 1, 2011, the market price of Mindspeed’s common stock was $8.04 per share. During the third fiscal quarter of 2011, the market price of Mindspeed’s common stock ranged from a low of $7.13 per share to a high of $9.23 per share.

Our long-term debt consists of our 11.25% senior secured notes with interest at fixed rates. The fair value of the 11.25% senior secured notes is based on an indicative bid price provided by the underwriter of the senior secured notes.
The following table shows the fair values of our financial instruments as of July 1, 2011 (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$50,408	$50,408
Mindspeed warrant	7,459	7,459
Long-term restricted cash	5,069	5,069
Long-term debt: senior secured notes	194,249	198,188
Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future. At July 1, 2011, we did not have any foreign currency exchange contracts outstanding.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls (as defined in Rule 13a-15(e) under the Exchange Act) and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended July 1, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to legal proceedings and claims in the ordinary course of our business. These claims potentially cover a variety of allegations spanning our entire business. The following is a brief discussion of the most significant claims that have been brought against us in the operation of our business. We are currently vigorously defending these pending claims. See Note 6 of Notes to Unaudited Consolidated Financial Statements included herein for a further discussion of legal matters.
Litigation Relating to the Previously Contemplated Merger with SMSC
Between January 10, 2011 and February 11, 2011, the Company, the members of the Company’s board of directors and, in certain of the lawsuits, our President and Chief Executive Officer, our former Chief Financial Officer, SMSC and/or Comet Acquisition Corp. were named as defendants in 12 purported class action lawsuits in connection with the transactions previously contemplated by the SMSC Agreement filed by stockholders in the Superior Court of the State of California, County of Orange, an additional five such lawsuits filed in the Court of Chancery of the State of Delaware and one such lawsuit filed in the United States District Court, Central District of California. On February 9, 2011, the first four Delaware actions were consolidated under the caption In re Conexant Systems, Inc. Shareholders Litigation, Consolidated C.A. No. 6136-VCP. On March 3, 2011, a number of the California state plaintiffs filed a stipulation and proposed order to consolidate the California actions and appoint interim co-lead class counsel. All of the actions have been voluntarily dismissed. Seven of the California actions were dismissed with prejudice. The remaining actions were voluntarily dismissed without prejudice.
ITEM 1A. RISK FACTORS
Other than the risk factors enumerated below, as of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010, filed with the SEC on November 9, 2010.
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
ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a).

32	Certification by Principal Executive Officer and Principal Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC.
Date: August 15, 2011	By	/s/ DAVID C. WALKER
David C. Walker
Vice President of Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a).

32	Certification by Principal Executive Officer and Principal Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.