Form 10-Q/A
period 2011-07-01
CONEXANT SYSTEMS INC
filed 2011-09-02
CIK 1069353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
The purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the quarterly report on Form 10-Q of Conexant Systems, Inc. (“the Company”) for the period ended July 1, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 consists of the following materials related to the Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):
          101.INS XBRL Instance Document
          101.SCH XBRL Taxonomy Extension Schema Document
          101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
          101.LAB XBRL Taxonomy Extension Label Linkbase Document
          101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
          101.DEF XBRL Taxonomy Extension Definition Linkbase Document
No other changes have been made to the Form 10-Q. The Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC.
Date: September 1, 2011	By	/s/ DAVID C. WALKER
David C. Walker
Vice President of Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
*31.1	Certification of the Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a).

*31.2	Certification of the Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a).

**32	Certification by Principal Executive Officer and Principal Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*These exhibits were previously filed as exhibits to the Form 10-Q.

**This exhibit was previously furnished as an exhibit to the Form 10-Q.

***These exhibits are furnished with the Amendment. In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any registration statement or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filings, and are not otherwise subject to liability under those sections.