Form 10-K
period 2011-09-30
CONEXANT SYSTEMS INC
filed 2011-12-29
CIK 1069353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-24923

CONEXANT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1799439
(State of incorporation)	(I.R.S. Employer Identification No.)

4000 MacArthur Boulevard Newport Beach, California	92660-3095
(Address of principal executive offices)	(Zip code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐    Explanatory Note: While the registrant is not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, it has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates is zero. There is currently no established public trading market for the registrant’s equity securities. As of November 23, 2011, an aggregate of 100,000,000 shares of the registrant’s common stock was outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with Instruction G(3) to Form 10-K, certain information required by Part III of Form 10-K is incorporated into this Annual Report on Form 10-K by reference to an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after the end of the registrant’s fiscal year, which ended on September 30, 2011.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

PART I

Explanatory Notes

On April 19, 2011, Conexant Systems, Inc., a Delaware corporation (“Conexant”), completed a merger with Gold Acquisition Corp., a Delaware corporation (“Merger Sub”), and a wholly owned subsidiary of Gold Holdings, Inc., a Delaware corporation, which was subsequently renamed Conexant Holdings, Inc. (“Conexant Holdings”). Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 20, 2011, by and among the Company, Gold Holdings, Inc. and Merger Sub, Merger Sub was merged with and into the Company with the Company surviving as a wholly owned subsidiary of Conexant Holdings (the “Merger”). In connection with the Merger, shares of our common stock ceased to be traded on the NASDAQ Stock Market after the close of market on April 19, 2011. For the purposes of presentation and disclosure, all references to “Predecessor” relate to Conexant and its consolidated subsidiaries for periods prior to the Merger. All references to “Successor” relate to Conexant and its consolidated subsidiaries merged with Merger Sub for periods subsequent to the Merger. References to “we”, “us”, “our” and the “Company” relate to the Predecessor for the periods prior to the Merger and to the Successor for periods subsequent to the Merger.

Our fiscal year is the 52- or 53-week period ending on the Friday closest to September 30 each year. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. References made to our fiscal year ended September 30, 2011, or fiscal 2011, refer to the combined results of the Predecessor for the period from October 2, 2010 through April 19, 2011, and the Successor for the period from April 20, 2011 through September 30, 2011. References made to our fiscal year ended October 1, 2010, or fiscal 2010, refer to the results of the Predecessor for the period from October 3, 2009 through October 1, 2010. References made to our fiscal year ended October 2, 2009, or fiscal 2009, refer to the results of the Predecessor for the period from October 4, 2008 through October 2, 2009. Fiscal years 2011, 2010 and 2009 were each fiscal years that consisted of 52-weeks.

All dollar amounts presented in this Annual Report on Form 10-K (the “Annual Report”) are in thousands, except per share amounts, unless otherwise noted.

An amendment to this Annual Report to include the information required by Part III of Form 10-K will be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after the end of fiscal 2011.

Forward-Looking Statements

This Annual Report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, the negatives of such expressions, or the use of future tense. Examples of forward-looking statements include, but are not limited to, our expectations concerning:

•	the conversion of our design opportunities into revenue;

•	the markets we serve, our market opportunities and industry trends;

•	our revenue levels, including the commercial success of our product development efforts;

•	the effects of the slow recovery from the worldwide economic downturn;

•	our liquidity, including the impact of our long term debt and our ability to refinance this debt;

•	our gross profit and factors that affect gross profit and the breakeven revenue level;

•	our level of operating expenses;

•	our research and development efforts, including the commercial success of the products we develop;

•	our employees;

•	our expectations that we will be able to use our net operating losses and other tax attributes to offset future taxable income;

•	our spending for real estate and environmental remediation and;

•	our partners and suppliers.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including, but not limited to, those factors discussed under the caption “Risk Factors” in Part I, Item 1A of this Annual Report, and those factors discussed in our other reports filed with the SEC. Please consider our forward-looking statements in light of those risks as you read this Annual Report.

You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Our principal corporate office is located at 4000 MacArthur Boulevard, Newport Beach, CA 92660, and our main telephone number at that location is 949-483-4600. Our website address is www.conexant.com.

We were incorporated in Delaware in September 1996 and have been operating in the communications semiconductor business since that time. Following our spin-off from Rockwell International Corporation (now Rockwell Automation, Inc.) in January 1999, we were an independent public company until April 2011, when we entered into the Merger Agreement. In that time we transformed our company from a broad-based communications semiconductor supplier into a fabless communications semiconductor supplier focused on delivering the technology and products for imaging, audio, embedded-modem, and video applications.

Strategy

Our objective is to become a leading supplier of analog and mixed signal semiconductor solutions to leading global original equipment manufacturer (OEM) and original design manufacturer (ODM) customers in audio, video, security, imaging, consumer, communications and computer markets. To achieve our objectives, we are pursuing the following strategies:

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

•	Leverage our strong customer base and expand strategic relationships with industry-leading OEMs/ODMs to define new products and maximize design wins.

Business Segments

We operate in one reportable segment, the semiconductor system solutions market. Based on the accounting guidance in accordance with Segment Reporting, public business enterprises must report information about operating segments in their annual consolidated financial statements. We have one operating segment, comprised of one reporting unit, which was identified based upon the availability of discrete financial information and the chief operating decision makers’ regular review of the financial information for this operating segment.

Products and Markets

Our expertise in analog and mixed-signal processing, DSP, firmware and software, and applications allows us to deliver semiconductor devices and integrated systems for consumer electronics products. We organize our products to address opportunities in audio, embedded-modem, video and imaging applications as more fully described below. We expect that our future products will focus on leveraging our audio, video and imaging solutions to address technology convergence opportunities within the markets we address, and adjacent high-growth markets. We consider all products to fall into one class of products-semiconductor devices. We position our devices to address the following applications:

Audio Applications. Over the last decade we have created an extensive intellectual property portfolio by developing advanced voice and audio algorithms running on a DSP. Our innovative technical algorithms including acoustic echo cancelling, noise reduction, beamforming, dynamic range compression and equalization improve the consumer audio experience in small speakers that are used in products such as mobile Internet devices, portable media players, and smartphone docking stations. Our solutions include HD audio integrated circuits, HD audio codecs with an integrated Class-D amplifier, which enables higher audio performance at lower power consumption and audio playback devices. With the convergence of entertainment and communications applications, we expect the demand for audio solutions with integrated voice and audio functionality to grow significantly. To address this opportunity, we offer “speakers-on-a-chip” solutions for applications including PC speakers, audio subsystems, notebook docking stations, VoIP speakerphones, USB headsets supporting Microsoft Office Communicator and Skype, and surveillance applications, as well as for interactive display appliances and tablet PCs. We also provide audio solutions for notebook computers to OEMs and ODMs globally.

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

Video Applications. We offer video encoders, decoders and media bridges for video surveillance/security and consumer video applications. Our highly integrated multi-port video decoders can be used in PC-based or standalone embedded digital video recording (DVR) applications. These products enable multi-channel, bi-directional uncompressed digital audio and video transfers to a host computer for preview, processing, or compression via an integrated PCI Express (PCIe) interface. Additional video products include system solutions for analog video-based multimedia applications including PCTV. Our video encoders provide the video processing for wireless cameras targeted at home security and monitoring. These products, with their low power and ease of use, are ideally suited for motion sensors with visual verification, intercoms, baby monitors, and various remote monitoring products. We will continue to evolve enhanced video capabilities and low power consumption, which will broaden our reach into the growing home security and monitoring markets and allow us to cover a broad range of applications from the very low-end monitoring and do-it-yourself security systems to commercial multi-channel DVRs.

Imaging Applications. Our imaging product portfolio includes highly integrated MFPs system-on-chip (SoC) solutions for inkjet, laser and photo printers, and high-performance system solutions for interactive display appliances with Internet connectivity. We also provide SoCs and datapumps for facsimile applications. We believe that our combined imaging intellectual property, MFP systems knowledge, and extensive firmware and software stacks uniquely position us to successfully address the increasing demand for printers that feature higher print speed, copy speed, and quality. Our current architecture also enables us to support the trend to PC independent printing, which we believe will allow us to capture additional market share as cloud computing printing and mobile printing spur future demand. We also expect to benefit from the trend at major OEM printer companies who currently design their own silicon to outsource MFP designs to merchant semiconductor providers.

Please refer to our Selected Financial Data in Part I Item 6 of this Annual Report for a disclosure of revenues from external customers, net loss (income) and total assets for the last five fiscal years.

Research and Development

We have significant research, development, engineering and product design capabilities. As of September 30, 2011, we had 300 employees engaged in research and development activities at multiple design centers worldwide as compared to 319 employees as of October 1, 2010 and 308 employees as of October 2, 2009.

Our design centers provide design engineering and product application support as well as customer service. The design centers are strategically located around the world to be in close proximity to our OEM and ODM customers and to take advantage of key technical and engineering talent. Our major design centers are located in the United States. Additionally, we have integrated circuit design development activities in India and integrated circuit design, product and test engineering, and software support teams in China.

Our continuing operations incurred research and development expenses of $25.8 million during the Successor period in fiscal 2011, $30.9 million for the Predecessor period in fiscal 2011, and $55.7 million and $51.4 million, for the Predecessor fiscal years ended October 1, 2010 and 2009, respectively.

Manufacturing

We are a fabless semiconductor company, which means that we do not own or operate wafer fabrication or assembly and test sites. We use several leading-edge wafer fabrication subcontractors, such as Silterra Malaysia Sdn.Bhd., Taiwan Semiconductor Manufacturing Corporation (TSMC), United Microelectronics Corporation (UMC), and TowerJazz to meet our typical planned production requirements. We have qualified additional suppliers to expand our manufacturing capabilities and to provide manufacturing alternatives during periods of tight capacity. We primarily use complementary metal-oxide semiconductor (CMOS) process technologies. Our products are manufactured in a variety of process technologies ranging from 0.8 micron technology, which is our most mature technology, to 90 nanometer technology, which is the most advanced production technology. We currently have product development efforts underway at the 65 nanometer process technology node, and are assessing the 40 nanometer technology node for certain applications.

Our wafer probe testing is conducted by either our wafer fabrication subcontractors or other independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by subcontractors. Our primary wafer assembly and test subcontractors include STATSChipPAC Ltd., Powertech Technology, Inc. (PTI), Advanced Semiconductor Engineering, Inc. (ASE), and Sigurd Microelectronics Corporation. These vendors are located in Taiwan, Korea, Singapore, China, the Philippines and Malaysia. We use several different package types, tester platforms and handler configurations to fulfill our product needs at the key supplier sites.

Capacity is primarily obtained using a process of short- and long-term forecasting for suppliers to assess our demand, and committing supply to meet the forecasts. We maintain a strong presence at supplier sites to ensure our capacity needs are fulfilled adequately.

Quality and Reliability

Our quality and reliability assurance systems ensure that our products meet our customers’ and our internal product performance goals. Our quality management system maintains ISO 9001-2008 certification at our Newport Beach, California, facility. Our key suppliers are either already certified to ISO 9001 or have provided us with plans to achieve certification.

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

We qualify all key suppliers (wafer foundries and assembly subcontractors) and their manufacturing processes. Our key suppliers must agree to our quality system requirements, pass a quality management system audit, and successfully complete a rigorous reliability test plan. We design these qualification requirements as preventive action with the goal of eliminating the causes and occurrence of potential nonconformities. We believe that these qualification requirements, reliability test plans, and quality system audits are appropriate to minimize the impact of potential problems.

We have developed a Social and Environmental Management System (SEMS) that is used as a framework to develop and manage programs that prevent pollution, minimize our overall environmental impact, reduce health and safety risks, promote integrity and fair labor practice, and continually improve business practices and performance. Conexant’s SEMS is certified to ISO 14001:2004 (International Organization for Standardization — Environmental Management Systems) and conforms to the requirements of OHSAS 18001:2007 (Occupational Health and Safety Administration Standard — Health and Safety Management Systems), and the EICC (Electronic Industry Citizenship Coalition — Electronic Industry Code of Conduct).

Customers, Marketing and Sales

We market and sell our semiconductor products and system solutions directly to leading OEMs of electronics products and indirectly through electronic components distributors, channel partners, and resellers.

Sales to distributors and resellers accounted for approximately 41% of our net revenues in the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011, and 30% and 38% of our net revenues in the Predecessor fiscal years ended October 1, 2010 and 2009, respectively. In the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011, there was one distributor, Sertek Incorporated, which accounted for 14% of our net revenues. In the Predecessor fiscal years ended October 1, 2010 and 2009, the same distributor accounted for 13% and 23% of our net revenues, respectively. Sales to our twenty largest customers in the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011 accounted for approximately 83% of our net revenues, and 82% and 87% of our net revenues in Predecessor fiscal years ended October 1, 2010 and 2009, respectively. There is no consistent seasonal pattern to our revenue.

Revenues derived from customers located in the Americas, the Asia-Pacific region and in Europe, the Middle East and Africa, as a percentage of total net revenues, were as follows:

	Successor	Predecessor
	Period from April 20, 2011 through September 30, 2011	Period from October 2, 2010 through April 19, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
United States	2%	6%	6%	3%

Other Americas	1%	1%	2%	1%
China	69%	58%	60%	64%
Taiwan	5%	10%	10%	7%
Other Asia-Pacific	22%	24%	21%	24%
Europe, Middle East and Africa	1%	1%	1%	1%

Total foreign	98%	94%	94%	97%

	100%	100%	100%	100%

A portion of the products we sell to OEMs and third-party manufacturing service providers in China and the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe.

We have a worldwide sales and marketing organization comprised of 102 employees as of September 30, 2011 in various domestic and international locations. To complement our direct sales and customer support efforts, we also sell our products through distributors, resellers, and dealers, as well as enlist the assistance of independent manufacturers’ representatives in some regions. In addition, our design and applications engineering staff is actively involved with customers during all phases of design and production and provides customer support through our worldwide sales offices, which are generally in close proximity to customers’ facilities.

See Item 1A, Risk Factors, in this Annual Report for a discussion of risks and uncertainties related to our international operations.

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

Competition

The semiconductor industry in general, and the markets in which we operate in particular, are intensely competitive. We compete worldwide with a number of U.S. and international suppliers that are both larger and smaller than us in terms of resources and market share. We anticipate that additional competitors will enter our markets and expect intense price and product competition to continue.

We compete primarily with Integrated Device Technology, Inc., LSI Corporation, Marvell Technology Group Ltd., Texas Instruments, Maxim Integrated Products, Realtek Semiconductor Corporation, Silicon Laboratories, Inc., Intersil Corporation, Wolfson Microelectronics plc, and Zoran Corporation.

We believe that we compete in various markets based primarily on the following factors:

•	time-to-market;

•	product quality, reliability and performance;

•	power consumption;

•	level of circuit elements integrated in a device;

•	price and total system cost;

•	compliance with industry standards;

•	effective software algorithms;

•	design and engineering capabilities;

•	strategic relationships with customers;

•	customer support capabilities;

•	new product innovation; and

•	access to manufacturing capacity.

Intellectual Property and Proprietary Rights

We currently own over 800 United States and foreign patents and patent applications covering a variety of products, processes and technologies relating to Conexant’s current and historical business. We also cross-license portions of our intellectual property and are licensed or cross-licensed under a number of intellectual property portfolios in the industry that are relevant to our technologies and products. We have filed and received federal and international trademark registrations of our Conexant trademarks. We believe that our intellectual property, including patents, patent applications, licenses and trademarks are of material importance to our business. We believe the duration of our intellectual property rights is adequate relative to the expected lives of our products. Due to the fast pace of innovation and product development, in certain cases our products may become obsolete before the patents, and other intellectual property rights, related to them expire. In addition to protecting our proprietary technologies and processes, we constantly strive to strengthen and enhance our intellectual property portfolio. We use the portfolio to seek licensing opportunities, to negotiate cross-licenses with other intellectual property portfolios, to gain access to intellectual property of others and to avoid, defend against, or settle litigation. While in the aggregate our patents, patent applications, licenses and trademarks are considered important to our operations, they are not considered of such importance that the loss or termination of any one of them would materially affect our business or financial condition.

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

Divestitures

On December 22, 2010, we sold certain real property adjacent to our Newport Beach, California headquarters to Uptown Newport L.P. for $23.5 million, which consisted of $21.5 million in cash and a limited partnership interest in the property, which we have valued at $0.4 million.

In August 2009, we completed the sale of certain assets related to our Broadband Access (“BBA”) business to Ikanos Communications, Inc. (“Ikanos”) for aggregate consideration of approximately $54 million. Assets sold pursuant to the agreement with Ikanos included specified intellectual property, inventory, contracts, and tangible assets. Ikanos assumed certain liabilities, including obligations under transferred contracts and employee-related liabilities. We also granted to Ikanos a license to use certain of our retained technology assets in connection with Ikanos’ current and future products in certain fields of use, along with a patent license covering certain of our retained patents to make, use, and sell such products (or, in some cases, components of such products).

Employees

As of September 30, 2011, we had 504 employees. None of our employees are covered by collective bargaining agreements. We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly-skilled and dedicated employees.

Available Information

Our website address is www.conexant.com. While we are not currently subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to the extent that we file any reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q or current reports on Form 8-K, or any amendments or exhibits to any of those reports, such reports will be available free of charge by visiting the “Investors” section of www.conexant.com. These reports will be posted to the website as soon as reasonably practicable after they are electronically filed with the SEC. In addition, you may read and copy any materials we file with the SEC by visiting www.sec.gov. Information contained in our website is not deemed to be a part of this Annual Report.

Item 1A.	Risk Factors

Our business, financial condition and results of operations can be impacted by a number of risk factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities. In addition, other factors that we do not anticipate, or that we do not consider significant based on currently available information, may also materially adversely affect our business, financial condition and results of operations.

We have recently experienced significantly lower revenues.

Our revenue declined 31% in fiscal 2011 compared with the prior fiscal year, and our revenue was $35.9 million in the three months ending September 30, 2011 compared to $56.3 million in the three months ending October 1, 2010. While we believe our sales, marketing and solution development activities may result in revenue growth, we cannot assure you that we will be able to achieve our revenue and other financial objectives. If we are not able to increase revenues, we may be required to reduce our operating expenses, which could have a negative impact on our ability to achieve our revenue, operating and cash flow objectives.

Our success depends on our ability to timely develop competitive new products to offset declines in our legacy products and increase market share, and reduce costs.

Our operating results depend largely on our ability to introduce new and enhanced semiconductor products on a timely basis to enable us to increase revenue and replace decreasing revenue from our established legacy products, which include wireless networking solutions, computer modems and modems for digital television platforms in Japan. Successful product development and introduction depends on numerous factors, including, among others, our ability to:

•	anticipate customer and market requirements and changes in technology and industry standards;

•	accurately define new products;

•	complete development of new products and bring our products to market on a timely basis;

•	differentiate our products from offerings of our competitors;

•	Achieve our product cost objectives;

•	achieve overall market acceptance of our products; and

•	coordinate product development efforts between and among our sites, particularly in India and China, to manage the development of products at remote geographic locations.

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

The average selling prices of our products in our markets have historically decreased over the life of the products rapidly and will likely do so in the future, which could harm our revenue and gross profits.

Many of our products face significant competition and are subject to rapid declines in average selling prices over the life of the products. We have historically decreased the average selling prices of many of our products in order to meet market demand, and we expect that we will continue to reduce prices in the future. Reductions in our average selling prices to one customer could impact our average selling prices to all customers, which could further reduce revenues. A decline in average selling prices would harm our gross margins unless we are able to decrease our product costs concurrently. Historically, we have generally been able to substantially offset reductions in our average selling prices with decreases in our product costs, but there can be no assurance that we will continue to be able to do so. Our financial results will suffer if we are unable to offset any future reductions in our average selling prices by increasing our unit volumes, reducing our costs or developing new or enhanced products on a timely basis with higher selling prices or gross profit.

We may not be able to attract and retain qualified management, technical and other personnel necessary for the design, development, manufacture and sale of our products. Our success could be negatively affected if key personnel leave.

Our future success depends on our ability to attract and to retain the continued service and availability of skilled personnel at all levels of our business. We assess our personnel resources based on our strategic direction and financial capabilities; we have had significant turnover and hired key personnel since the Merger. While we have recruited talented personnel to contribute to our success, there is generally a period of time before such individuals contribute at the levels anticipated. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel can be intense. While we have entered into employment agreements with some of our key personnel, we cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for our future success.

We are subject to intense competition which may negatively impact our financial results.

The semiconductor industry in general, and the markets in which we compete in particular, are intensely competitive. We compete worldwide with a number of U.S. and international semiconductor providers that are both larger and smaller than us in terms of resources and market share. This competition results in declining average selling prices for our products, shorter product life cycles, and changes in market share. We also anticipate that additional competitors will enter our markets as a result of expected growth opportunities, technological and public policy changes and relatively low barriers to entry in certain markets of the industry. We believe that the principal competitive factors for semiconductor suppliers in our addressed markets are:

•	time-to-market;

•	product quality, reliability and performance;

•	power consumption;

•	the system features integrated in a device;

•	price and total system cost;

•	compliance with industry standards;

•	effective software algorithms;

•	design and engineering capabilities;

•	strategic relationships with customers;

•	customer support capabilities;

•	new product innovation; and

•	access to manufacturing capacity.

In addition, the financial stability of suppliers is an important consideration in our customers’ purchasing decisions. Many of our competitors have certain advantages over us, such as significantly greater sales and marketing, manufacturing, distribution, technical, financial and other resources. In addition, many of our current and potential competitors have a stronger financial position, less indebtedness and greater financial resources than we do. These competitors may be able to devote greater financial resources to the development, promotion and sale of their products than we can. In addition, our relationships with existing and potential customers could be adversely affected if our customers perceive that we lack an appropriate level of financial resources or liquidity.

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

We operate in the highly cyclical semiconductor industry, which is subject to significant demand fluctuations that may negatively impact our business, financial condition, cash flow and results of operations.

The semiconductor industry is highly cyclical and is characterized by constant technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. Recent and continuing domestic and global economic weakness and uncertainty have presented unprecedented and challenging conditions, which have resulted in ongoing concerns about the availability and cost of credit, international financial markets, high sovereign debt, declining real estate values, national deficits, increased energy costs and decreased consumer confidence and spending, amongst other factors. These conditions have contributed to instability in both U.S. and international capital and credit markets and diminished expectations for the U.S. and global economy. In addition, these conditions make it extremely difficult for our customers to accurately forecast and plan future business activities and could cause U.S. and foreign businesses to reduce spending on our products, which could cause our sales to decrease or result in an extension of our sales cycles. Further, given uncertainty in the economic environment, we or our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impact our liquidity and raise our cost of capital. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industry. If the economies or markets in which we operate continue to be subject to these adverse economic conditions, our business, financial condition, cash flow and results of operations will be adversely affected.

Since we have limited visibility as to the volume of sales of our products by our customers and inventory levels of our products held by our customers, our ability to accurately forecast future demand for and sales of our products is limited.

We sell our chipsets to OEMs, who integrate our chipsets into their products, or to ODMs who include our chipsets in the products they supply to OEMs. We have limited visibility as to the volume of our products that our OEM and ODM customers are selling to their customers or carrying in their inventory. If our customers have excess inventory or experience a slowing of products sold through to their end customers, it would likely result in a slowdown in orders from our customers and adversely impact our future sales and inventory and result in an extension of our sales cycles.

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventories.

Our agreements with certain suppliers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. We may be limited in our ability to increase or decrease our forecasts under such agreements. Other manufacturers supply us with product on a purchase order basis. The allocation of product capacity is determined solely by our suppliers over which we have no direct control. Additionally, we may place orders with our suppliers in advance of receiving customer orders to allow us to quickly respond to changing customer demand or to obtain favorable product costs. These factors may result in product shortages or excess product inventories. Obtaining additional supply in the face of product, equipment or capacity shortages may be costly, or not possible, especially in the short term since many of our products are supplied by a single supplier. Our failure to adequately forecast demand for our products could materially harm our business.

Our approach to developing solutions for potential customers involves developing solutions for and aligning our product roadmap with leading audio, video and imaging customers. In keeping with this strategy, we have entered into informal partnerships with other parties that involve the development of solutions that interface with their devices or standards. These informal partnerships also may involve joint marketing campaigns and sales calls. If our solutions are not incorporated into customer products, if our partners discontinue production or fail to integrate our solution into their product offerings, or if the informal partnerships do not grow as expected or if they are significantly reduced or are terminated by acquisition or other means, our revenue and gross margin will be materially harmed and we may be required to write-off related inventories and long-lived assets.

The semiconductor manufacturing process is complex and we may experience difficulties that result in lower performance distribution and yield of our products.

Difficulties encountered during the complex semiconductor manufacturing process can render a substantial percentage of semiconductor devices nonfunctional. New manufacturing techniques or fluctuations in the manufacturing process may change the performance distribution and yield of our products. We have, in the past, experienced manufacturing runs that have contained substantially reduced or no functioning devices, or that generated devices with below normal performance characteristics. Our reliance on third party suppliers may extend the period of time required to analyze and correct these problems. Once corrected, our customers may be required to redesign or re-qualify their products. As a result, we may incur substantially higher manufacturing costs, shortages of inventories or reduced customer demand.

Yield fluctuations frequently occur in connection with the manufacture of newly introduced products, with changes in product architecture, with manufacturing at new facilities, on new fabrication processes or in conjunction with new backend manufacturing processes. Newly introduced solutions and products are often more complex and more difficult to produce, increasing the risk of manufacturing related defects. New manufacturing facilities or processes are often more complex and take a period of time to achieve expected quality levels and manufacturing efficiencies. While we test our products, including our software development tools, they may still contain errors or defects that are found after we have commenced commercial production. Undetected errors or defects may also result from new manufacturing processes or when new intellectual property is incorporated into our products. If our products or software development tools contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance, reserve or scrap inventories or be required to issue a product recall. In addition, we would be at risk of product liability litigation if defects in our products were discovered. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

Our products typically have lengthy sales cycles. A customer may decide to cancel or change its product plans, which could cause us to lose anticipated sales and we may incur significant expenses before we generate any revenues.

After we have developed and delivered a product to a customer, the customer will usually evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need several months to test, evaluate and choose whether to adopt our product, and to begin volume production of equipment that incorporates our product. This process results in long sales cycles for many of our products. Due to these lengthy sales cycles, we may experience significant delays from the time we incur certain research and development costs, selling, general and administrative expenses, and build initial inventory, until the time we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures or that the revenues or gross profit we generate are lower than we anticipate. Even if a customer selects our solution to incorporate into its product, we have no assurances that the customer will ultimately market and sell its product or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle also increase the risk that a customer will decide to cancel or curtail, reduce or delay its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated or delay the realization of revenue and gross profit.

We will continue to expend substantial resources developing products for new applications or markets that may not achieve the sales volume that we anticipate for these products, which may limit our future revenue growth.

We have focused our R&D investments in products for imaging, audio and video customers. Although we plan to continue to drive growth in these applications and other new areas, we still have a significant portion of revenue coming from our legacy modem businesses. Our future success will depend in part upon our ability to offer products outside of this legacy business, and we face a number of risks in connection with the development, manufacturing, marketing and sale of these products, including those described in other risk factors in this Annual Report. We have in the past, and will likely in the future, expend substantial resources in developing new products for new applications and markets. We may experience unforeseen difficulties and delays in developing these products and defects upon volume production and broad deployment. In addition, we will have limited experience in these new markets, and we may be unsuccessful in marketing and selling any products we develop for these new markets. The markets we choose to enter will likely be highly competitive and many of our competitors will have substantially more experience in these markets. Our success will depend in part on the growth of the markets we enter, the competitiveness of our products and our ability to increase our market share in these markets. If we choose to enter markets that do not achieve or sustain the growth we anticipate, or if our products are not competitive, we may not achieve volume sales or pricing objectives, which may limit our future revenue and gross profit growth.

The loss of a key customer could seriously impact our revenue levels and harm our business. In addition, if we are unable to continue to sell existing and new products to our key customers in significant quantities or to attract new significant customers, our future operating results could be adversely affected.

Historically, we have derived a substantial portion of our revenue from sales to a relatively small number of customers. As a result, the loss or financial difficulty of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to our 20 largest customers, including distributors, represented approximately 83% of our net revenues in the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011, and 82% and 87% of our net revenues in the Predecessor fiscal years ended October 1, 2010 and October 2, 2009, respectively. For the Successor period from in fiscal 2011 and the Predecessor period in fiscal 2011, one distributor accounted for 14% of our net revenues. For the Predecessor fiscal years ended October 1, 2010 and October 2, 2009, one distributor accounted for 13% and 23% of our net revenues, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in future periods. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

•	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

•	our agreements with customers typically do not require them to purchase a minimum quantity of our products;

•	our customers’ perceptions of our liquidity and financial viability may have a negative impact on their decisions to incorporate our products into their own products;

•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;

•	our customers face intense competition from other manufacturers that do not use our products;

•	some of our customers offer or may offer products that compete with our products;

•

some of our customers’ may experience lower market share or pursue pricing reductions due to declining financial health or be negatively affected by continued uncertainty in global economic conditions;

•	our customers may decide to reduce their supply risk by developing additional sources of supply for a product; and

•	our small size, our cost-savings efforts and any future liquidity constraints may limit our ability to develop and deliver new products to customers.

In addition, our longstanding relationships with some larger customers may also deter other potential customers who compete with these customers from buying our products. The loss of a key customer, a reduction in sales to any key customer or our inability to attract new significant customers could materially and adversely impact our revenue and our results of operations.

Further, our product portfolio consists predominantly of semiconductor solutions for the communications, PC, imaging and consumer markets. Unfavorable domestic and global economic conditions have had an adverse impact on demand in these end-user markets by reducing overall consumer spending or shifting consumer spending to products not made by our customers. Any prolonged or significant decrease in consumer spending by customers in these end-markets will adversely impact demand by our customers for our products and could also slow new product introductions by our customers and by us. Lower net sales of our products would have an adverse effect on our revenue, cash flow and results of operations.

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

Our products are components of other products. As a result, we rely on OEMs of electronics products to select our products from among alternative offerings to be designed into their equipment. We may be unable to achieve these “design wins.” Without design wins from OEMs, we would be unable to sell our products. Once an OEM designs another supplier’s semiconductors into one of its product platforms, it will be more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk. In addition, achieving a design win with a customer does not ensure that we will receive significant revenues from that customer and we may be unable to convert design wins into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products if, for example, it or its own products are not commercially successful.

Our operating and financial flexibility is limited by the terms of the indenture governing our senior secured notes due 2015.

Our long term debt due in March 2015, with a principal amount of $175 million, bears interest at 11.25%, with semi-annual interest payments due in March and September. The indenture governing our senior secured notes due 2015 contains financial and other covenants that may limit our ability to take, or prevent us from taking, certain actions that we believe are in the best interests of our business and our stockholders. For example, the indenture governing our senior secured notes contains covenants that restrict, subject to certain exceptions, our ability and the ability of our subsidiaries who are guarantors of our senior secured notes to incur or guarantee additional indebtedness or issue certain redeemable or preferred stock; repurchase capital stock; pay dividends on or make other distributions in respect of our capital stock or make other restricted payments; make certain investments; create liens; redeem junior debt; sell certain assets; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain types of transactions with affiliates; and enter into sale-leaseback transactions. In addition, we are required to use the proceeds of certain asset dispositions to offer to repurchase our senior secured notes if we do not use the proceeds within 360 days to invest in assets (other than current assets) to be used in our business; and this requirement limits our ability to use asset sale proceeds to fund our operations. The restrictions imposed by the indenture governing our senior secured notes may prevent us from taking actions that could help to grow our business or increase the value of our securities.

We are subject to the risks of doing business internationally.

For the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011, net revenue from customers located outside of the United States (“U.S.”), which were earned primarily in the Asia-Pacific region, represented approximately 96% of our total net revenues. For the Predecessor fiscal years ended October 1, 2010 and October 2, 2009, net revenues from customers located outside of the U.S., which are primarily located in the Asia-Pacific region, represented approximately 94% and 97%, respectively, of our total net revenues. In addition, many of our key suppliers are located outside of the U.S. Our international operations consist of research and development, sales offices, and other general and administrative functions. Our international operations are subject to a number of risks inherent in operating abroad. These include, but are not limited to, risks regarding:

•	difficulty in obtaining distribution and support services;

•	local economic and political conditions;

•	limitations on our ability under local laws to protect our intellectual property;

•	disruptions of commerce and capital or trading markets due to or related to terrorist activity, armed conflict, or natural disasters;

•	restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	the laws and policies of the U.S. and other countries affecting trade, foreign investment and loans, and import or export licensing requirements; and

•	tax laws, including the cost of services provided and products sold between us and our subsidiaries which are subject to review by taxing authorities.

Further, because most of our international sales are currently denominated in U.S. dollars, our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies. From time to time, we may enter into foreign currency forward exchange contracts to minimize risk of loss from currency exchange rate fluctuations for foreign currency commitments entered into during the ordinary course of business. We have not entered into foreign currency forward exchange contracts for other purposes. As of September 30, 2011, we did not have any outstanding foreign currency exchange contracts. Our financial condition and results of operations could be affected (adversely or favorably) by currency fluctuations.

Our success depends, in part, on our ability to effect suitable investments, alliances, acquisitions and where appropriate, divestitures and restructurings.

Although we invest significant resources in research and development activities, the complexity and speed of technological changes in the industry in which we operate make it impractical for us to pursue development of all technological solutions on our own. On an ongoing basis, we review investment, alliance and acquisition prospects that would complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot make assurances that we will be able to identify and consummate suitable investment, alliance or acquisition transactions in the future, or that these investments will achieve their financial objectives.

Moreover, if we consummate such transactions, they could result in significant costs and risks, including those relating to:

•	integration of multiple companies, products or technologies;

•	write-offs of in-process research and development;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	the potential loss of key employees from the acquired company or from the Company as a result of the acquisition;

•	amortization expenses related to intangible assets; and

•	the diversion of management’s attention from other business concerns.

Integrating acquired organizations and their products, services and technologies may be expensive, time-consuming and a strain on our resources and our relationships with employees and customers, and ultimately may not be successful. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our products and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and the integration of multiple operations could have an adverse effect on our business, results of operations or financial condition.

Moreover, in the event that we have unprofitable operations or products, we may be forced to restructure or divest such operations or products. There is no guarantee that we will be able to restructure or divest such operations or products on a timely basis or at a value that will avoid further losses or that will successfully mitigate the negative impact of such operations or products on our overall operations or financial results.

Uncertainties involving the ordering and shipment of our products could adversely affect our business.

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a portion of our products through distributors and other resellers, some of whom have a right to return unsold products to us. Sales to distributors and other resellers accounted for approximately 41% of our net revenues in the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011. Sales to distributors and other resellers accounted for approximately 30% and 38% of our net revenues for the Predecessor fiscal years ended October 1, 2010 and October 2, 2009, respectively. Our distributors may offer products of several different suppliers, including products that may be competitive with ours. Accordingly, there is a risk that the distributors may give priority to other suppliers’ products and may not sell our products as quickly as forecasted, which may impact the distributors’ future order levels. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously-sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

We are dependent upon third parties for the manufacture, assembly and testing of our products.

We are entirely dependent upon outside wafer fabrication facilities (known as foundries or fabs). Therefore, our ability to sell our products is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer fabrication capacity. If the semiconductor industry experiences a shortage of wafer fabrication capacity in the future, we risk experiencing delays in access to key process technologies, production or shipments, and increased manufacturing costs. Moreover, our foundry partners often require significant amounts of financing in order to build or expand wafer fabrication facilities. However, uncertain economic conditions have decreased the level of liquidity in many financial markets and resulted in significant volatility in the credit and equity markets. These conditions may make it difficult for foundries to obtain adequate capital to finance the building or expansion of their wafer fabrication facilities, which would have an adverse impact on their production capacity and could in turn negatively impact our wafer output. In addition, certain of our suppliers have required that we keep in place standby letters of credit for all or part of the products we order. Such requirement, or a requirement that we pre-pay for all or part of vendor invoices or that we shorten our payment cycle times in the future, may negatively impact our liquidity and cash position, or may not be available to us due to our then-current liquidity or cash position, and would have a negative impact on our ability to produce and deliver products to our customers on a timely basis.

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

We are also dependent upon third parties for the assembly and testing of our products. Our reliance on others to assemble and test our products subjects us to many of the same risks that we have with respect to our reliance on outside foundries, including competition for the servicing capabilities of the third parties. Wafer fabrication processes are subject to obsolescence, and foundries may discontinue a process used for certain of our products. In such event, we generally offer our customers a “last time buy” program to satisfy their anticipated requirements for that product. The unanticipated discontinuation of wafer fabrication processes on which we rely may adversely affect our revenues and our customer relationships.

In the event of a disruption of the operations of one or more of our suppliers, we may not have a second manufacturing source immediately available. Such an event could cause significant delays in shipments until we could shift the products from an affected facility or supplier to another facility or supplier. The manufacturing processes we rely on are specialized and are available from a limited number of suppliers. Alternate sources of manufacturing capacity, particularly wafer fabrication capacity, may not be available to us on a timely basis. Even if alternate wafer fabrication capacity is available, we may not be able to obtain it on favorable terms. All such delays or disruptions could impair our ability to meet our customers’ requirements and have a material adverse effect on our operating results.

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

We use a significant amount of intellectual property in our business. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements, to protect our proprietary technologies and processes. At times, we incorporate intellectual property licensed from our customers and other third parties into our designs, and we have obligations with respect to the non-use and non-disclosure of their intellectual property. In the past, we have engaged in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We may engage in future litigation on similar grounds, which may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. We cannot assure you that:

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

We own or lease a significant amount of space in which we do not conduct operations, and doing so exposes us to the financial risks of default by our tenants and subtenants and cashflow related to carrying vacant property.

As a result of our various reorganization and restructuring related activities, we lease or own a number of facilities in which we do not operate. At September 30, 2011, we had 381,763 square feet of impaired leased space of which approximately 71% was being leased to third parties and 29% was vacant and offered for lease. As of September 30, 2011, the aggregate amount owed to landlords under space we lease but do not operate over the remaining terms of the leases was approximately $53.0 million and, of this amount, subtenants had lease obligations to us in the aggregate amount of $13.9 million. The space we have subleased to others is, in some cases, at rates less than the amounts we are required to pay landlords and, of the aggregate obligations we had to landlords for unused space at September 30, 2011, approximately $5.0 million was attributable to space we were attempting to sublease. In the event one or more of our subtenants fails to make lease payments to us or otherwise defaults on their obligations to us, we could incur substantial unanticipated payment obligations to landlords. In addition, in the event tenants of space we own fail to make lease payments to us or otherwise default on their obligations to us, we could be required to seek new tenants and we cannot assure you that our efforts to do so would be successful or that the rates at which we could do so would be attractive. In the event our estimates regarding our ability to sublet our available space are incorrect, we would be required to adjust our restructuring or impairment reserves, which could have a material impact on our financial results in the future.

We may engage in manufacturing, distribution or technology agreements that involve numerous risks, including the use of cash, diversion of resources and significant write-offs

We have entered into and, in the future, intend to enter into agreements that involve numerous risks, including the use of significant amounts of our cash; diversion of resources from other development projects or market opportunities; our ability to collect amounts due under these contracts; and market acceptance of related products and solutions. If we fail to recover the cost of these or other assets from the cash flow generated by the related products, our assets will become impaired and our financial results would be harmed.

Our business is subject to the risks of earthquakes, other catastrophic events and business interruptions for which we may maintain limited insurance

Our operations, our suppliers, our customers and their suppliers are vulnerable to the effects that fire, earthquake, power loss, flood, terrorist acts and other catastrophic events beyond our control can have, including interrupted supply, our ability to source all of the goods and services needed to meet customer requirements. In particular, we rely on certain suppliers to manufacture our products and would not be able to qualify an alternate supplier of our products for several quarters. Our suppliers often hold significant quantities of our inventories which, in the event of a disaster, could be destroyed. In addition, our business processes and systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. Any catastrophic event, such as an earthquake or other natural disaster, the failure of our computer systems, war or acts of terrorism, could significantly impair our ability to maintain our records, invoice and receive payment from our customers, pay our suppliers, or design, manufacture or ship our products. The occurrence of any of these events could shift buying patterns, also affect our customers, distributors and suppliers and produce similar disruptive effects upon their business. If there is an earthquake or other catastrophic event near our headquarters, our customers’ facilities, our distributors’ facilities or our suppliers’ facilities, our business could be seriously harmed.

We do not maintain sufficient business interruption and other insurance policies to compensate us for all losses that may occur. Any losses or damages incurred by us as a result of a catastrophic event or any other significant uninsured loss could have a material adverse effect on our business.

Changes to existing accounting pronouncements or taxation rules or practices may cause adverse revenue fluctuations, affect our reported financial results or how we conduct our business

Generally accepted accounting principles, or GAAP, are promulgated by, and are subject to the interpretation of the Financial Accounting Standards Board, or FASB, and the SEC. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practices have occurred and may occur in the future. Any future changes in accounting pronouncements or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results and customers and lenders perceptions of our financial condition or the way we conduct our business and subject us to regulatory inquiries or litigation.

We have implemented import and export control procedures to comply with United States regulations but we are still exposed to potential risks from import and export activity

Our products, solutions, technology and software are subject to import and export control laws and regulations which, in some instances, may impose restrictions on business activities, or otherwise require licenses or other authorizations from agencies such as the U.S. Department of State, U.S. Department of Commerce and U.S. Department of the Treasury. These restrictions may impact deliveries to customers or limit development and manufacturing alternatives. We have import and export licensing and compliance procedures in place for purposes of conducting our business consistent with U.S. and applicable international laws and regulations, and we periodically review these procedures to maintain compliance with the requirements relating to import and export regulations. If we are not able to remain in compliance with import and export regulations, we might be subject to investigation, sanctions or penalties by regulatory authorities. Such penalties can include civil, criminal or administrative remedies such as loss of export privileges. We cannot be certain as to the outcome of an evaluation, investigation, inquiry or other action or the impact of these items on our operations. Any such action could adversely affect our financial results and the market price of our common stock.

We may not have the liquidity to support our future operations and capital requirements

Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted, and our investment portfolio is subject to a degree of interest rate and liquidity risk. Unless such cash flow levels are achieved and our investment portfolio remains liquid and its capital is preserved, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all. If adequate funds are not available when needed, our financial condition and operating results would be materially and adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

The value of our warrant to purchase 6.1 million shares of Mindspeed common stock is subject to material increases and decreases in value based on factors beyond our control.

We have a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. At September 30, 2011 and October 1, 2010, the market value of Mindspeed common stock was $5.20 and $7.73 per share, respectively. We account for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included under other expense (income), net in the statement of operations for each period. At September 30, 2011 and October 1, 2010, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $1.7 million and $20.7 million, respectively. At September 30, 2011, the warrant was valued using the Black-Scholes-Merton model with an expected term of 1.75 years, expected volatility of 64%, risk-free interest rate of 0.22% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying consolidated balance sheets because we do not intend to liquidate any portion of the warrant in the next twelve months. At September 30, 2011 and October 1, 2010, the value of the warrant represented 0.4% and 6.8%, respectively, of total assets.

The valuation of this derivative instrument is subjective, and option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The amount, if any, that we realize upon exercise of this warrant may significantly differ from the carrying value.

Litigation could be costly and harmful to our business.

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

Our ability to use our net operating losses (“NOLs”) and other tax attributes to offset future taxable income has been limited by the ownership change and/or decisions by California and other states to suspend the use of NOLs.

The acquisition of our common stock in connection with the Merger triggered an ownership change under Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Section 382 imposes an annual limitation (based upon the value at the time of the ownership change, as determined under Section 382 of the Internal Revenue Code) on the amount of taxable income that can be offset with net operating loss (“NOL”) carryovers that existed at time of the acquisition. Section 383 will also limit our ability to use R&D tax credit carryovers. In addition, as the tax basis of our assets exceeded the fair market value of our assets at the time of the ownership change, Section 382 will also limit our ability to use amortization of capitalized R&D and goodwill to offset taxable income for the first five years following an ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. Similar limitations have been implemented by states and certain foreign jurisdictions. We are in the process of finalizing the impact of Section 382 on our deferred tax items and, we have preliminarily assessed the impact of Section 382 on our fully reserved deferred tax assets. The change of ownership has significantly limited our ability to utilize our federal and state deferred tax assets and impaired the carrying value of the deferred tax assets and changed the amount of our unrecognized tax benefits. As the federal and state deferred tax assets are fully reserved, this impairment has not had an impact on our current year financial position or results of operations. However, the limitation on the use of our NOLs, credits and amortization which resulted from the ownership changes could adversely impact our future operating results and financial condition. As a result of the Section 382 limitation, as of September 30, 2011, the Company has U.S. federal and California net realizeable net operating loss carryforwards of approximately $272 million and $553 million, respectively.

In addition, we can within nine and a half months of the Merger elect under Section 338 of the Internal Revenue Code to treat the Merger as if it were an asset purchase for federal income tax purposes. If we make a Section 338 election, generally the tax basis of our assets will equal the fair market value at the time of the Merger, the intangible assets would be deductible over 15 years under IRC Section 197 and the net operating losses, federal credits and remaining deferred taxes would be eliminated. Our financial position and results of operations and cash flows could materially change if we make a Section 338 election.

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

At September 30, 2011, we had $223.9 million of goodwill and $68.4 million of intangible assets, net, which together represented approximately 74% of our total assets. In periods subsequent to an acquisition, at least on an annual basis or when indicators of impairment exist, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. If our fair value drops below our book value for a prolonged period of time, our assumptions regarding our future operating performance change or other indicators of impairment are present, we may be required to write-down the value of our goodwill and acquisition-related intangible assets by taking a charge against earnings.

During the fourth quarter of fiscal 2011, we determined that indicators of impairment existed based on our operating results and forecasts. As a result, we recalculated the fair value of our acquisition-related intangible assets and based on their revised fair values recorded an impairment charge of $41.0 million in the Successor period in fiscal 2011.

Our remaining goodwill is associated with our business. Goodwill is tested for impairment at the reporting unit level annually in the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the fourth quarter of fiscal 2011, we determined that the fair value of our business was less than its carrying value. As a result, we tested whether the implied fair value of goodwill was greater than the carrying amount of goodwill. Based on our test, we determined that the implied fair value of goodwill was greater than the carrying amount of goodwill and therefore there was no impairment of goodwill as of September 30, 2011. Because of the significance of our remaining goodwill and intangible asset balances, any future impairment of these assets could have a material adverse effect on our financial condition and results of operations, although, as a charge, it would have no effect on our cash flow. Significant impairments may also impact shareholders’ equity.

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

Our revenues, cash flow and results of operations have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	adverse economic conditions, including the unavailability or high cost of credit to our customers;

•	the inability of our customers to forecast demand based on uncertain economic conditions;

•	seasonal customer demand;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the effect of our long term debt and related covenants on our ability to raise funds through asset sales or increase our debt;

•	our ability to refinance our long term debt;

•	the timing and extent of product development costs;

•	new product and technology introductions by competitors;

•	changes in the mix of products we develop and sell;

•	fluctuations in manufacturing yields;

•	availability and cost of products from our suppliers;

•	intellectual property disputes; and

•	the effect of competitive pricing pressures, including decreases in average selling prices of our products.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our business, financial condition, cash flow and results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our corporate headquarters are located in Newport Beach, California. Our other principal facility in the United States is located in Waltham, Massachusetts. Activities at these locations include research and development (including design centers) and operations functions. We also have facilities in India, China and Taiwan. The following table summarizes the locations and respective leased square footage of the facilities in which we operated at September 30, 2011 (leased square footage in thousands):

Leased Square Footage
United States:
Newport Beach, California	97
San Diego, California	14
Waltham, MA	18

129
India	20
China	27
Taiwan	28
Other Asia	10
Europe	1

215

As a result of our various reorganization and restructuring-related activities, we also lease a number of facilities in which we do not operate. At September 30, 2011, we had 381,763 square feet of impaired leased space of which approximately 71% was being leased to third parties and 29% was vacant and offered for lease.

On December 22, 2010, we sold certain real property adjacent to our Newport Beach, California headquarters to Uptown Newport L.P. for $23.5 million, which consisted of $21.5 million in cash and a limited partnership interest in the property, which we have valued at $0.4 million. The property primarily consists of approximately 25 acres of land, and included two leased buildings, improvements and site development costs. The net book value of the property sold was as follows (in thousands):

Predecessor
Land	$1,662
Land and leasehold improvements, net	356
Buildings, net	5,610
Machinery and equipment, net	262
Site development costs	7,583

$15,473

The Company has continuing involvement with the property related to groundwater and soil remediation, and therefore at the time of the sale deferred the gain of $6.9 million on the monetary portion of the proceeds of the transaction, net of transaction costs of $0.4 million. The deferred gain was eliminated in the Merger purchase price allocation. Responsibility for soil remediation was transferred to Uptown Newport L.P. with the Company retaining certain obligations to assist in the soil remediation process for up to five years (or earlier under certain circumstances set forth in the agreement between the parties). Responsibility for groundwater remediation remains with the Company. The Company has accrued $3.8 million of reserves as of September 30, 2011 based on management’s best estimate of remaining remediation costs, of which $2.8 million is classified in long-term other liabilities.

The Company retained an approximately 7.5% limited partnership interest in the property that is recognized at an estimated fair value of $2.0 million. The limited partnership interest holds its limited partnership interest in Uptown Newport L.P., which will own, operate and develop the real property sold by the Company in December 2010. The Company has the option to sell its partnership interest to the developer at $2.0 million plus a 12% return, if Uptown Newport L.P obtains certain financing. The $0.4 million fair market value is derived in large part based on our estimate of the probability that the Company will be able to exercise its put option to sell its interest in the partnership.

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

Item 3.	Legal Proceedings

None

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to the Merger, Conexant’s common stock was listed on the NASDAQ Stock Market under the symbol “CNXT”. Subsequent to the Merger, CNXT’s common stock is privately held and is not traded on any stock exchange or organized market.

Holders

As of September 30, 2011, Conexant Holdings, Inc. held all 100,000,000 outstanding shares of Conexant’s common stock.

Dividends

No dividends were declared or paid by Conexant during the fiscal year ended September 30, 2011. The indenture governing our senior secured notes due 2015 limits our ability to pay dividends on our capital stock.

Sales and Repurchases of Equity Securities

There were no unregistered sales or repurchases of our equity securities during the fiscal year ended September 30, 2011.

Item 6.	Selected Financial Data

On April 19, 2011, Conexant, completed the Merger with Merger Sub, and Conexant Holdings, pursuant to the Merger Agreement, dated as of February 20, 2011. In connection with the Merger, shares of our common stock ceased to be traded on the NASDAQ Stock Market after the close of market on April 19, 2011.

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

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Successor	Predecessor
	Period from April 20, 2011 through September 30, 2011	Period from October 2, 2010 through April 19, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008	Fiscal Year Ended September 28, 2007
	(in thousands)	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$72,930	$93,111	$240,726	$208,427	$331,504	$360,703
Cost of goods sold(1)	57,925	39,849	94,157	86,674	137,251	161,972

Gross margin	15,005	53,262	146,569	121,753	194,253	198,731

Operating expenses:
Research and development(1)	25,803	30,932	55,745	51,351	58,439	91,885
Selling, general and administrative(1)	15,417	24,155	48,249	62,740	77,905	80,893
Amortization of intangible assets	9,139	621	1,249	2,976	3,652	9,555
Gain on sale of intellectual property(2)	—	(1,249)	—	(12,858)	—	—
Asset impairments(3)	41,058	—	—	5,672	277	225,380
Special charges(4)	15,237	20,890	837	18,983	18,682	8,360

Total operating expenses	106,654	75,349	106,080	128,864	158,955	416,073

Operating (loss) income	(91,649)	(22,087)	40,489	(7,111)	35,298	(217,342)
Interest expense	6,963	12,278	30,072	34,693	40,713	48,798
Other expense (income), net	9,393	8,423	(12,455)	(5,025)	9,223	(36,505)

(Loss) income from continuing operations before income taxes and gain (loss) on equity method investments	(108,005)	(42,788)	22,872	(36,779)	(14,638)	(229,635)
Provision for income taxes	(2,595)	380	567	871	849	798

(Loss) income from continuing operations before gain (loss) on equity method investments	(105,410)	(43,168)	22,305	(37,650)	(15,487)	(230,433)
Gain (loss) on equity method investments	429	1,495	(66)	(2,807)	2,804	51,182

(Loss) income from continuing operations	(104,981)	(41,673)	22,239	(40,457)	(12,683)	(179,251)
Gain on sale of discontinued operations, net of tax(5)	—	—	—	39,170	6,268	—
Loss from discontinued operations, net of tax(1)(5)	(2,268)	(461)	(2,005)	(17,521)	(306,670)	(235,056)

Net (loss) income	$(107,249)	$(42,134)	$20,234	$(18,808)	$(313,085)	$(414,307)

(Loss) income per share from continuing operations — basic		$(0.51)	$0.31	$(0.81)	$(0.26)	$(3.67)

(Loss) income per share from continuing operations — diluted		$(0.51)	$0.30	$(0.81)	$(0.26)	$(3.67)

Gain per share from sale of discontinued operations — basic and diluted		$0.00	$0.00	$0.78	$0.13	$0.00

Loss per share from discontinued operations — basic and diluted		$0.00	$(0.03)	$(0.35)	$(6.21)	$(4.80)

Net (loss) income per share — basic		$(0.51)	$0.28	$(0.38)	$(6.34)	$(8.47)

Net (loss) income per share — diluted		$(0.51)	$0.27	$(0.38)	$(6.34)	$(8.47)

Balance Sheet Data at Fiscal Year End:

	Successor	Predecessor
	Fiscal Year Ended September 30,	Fiscal Year Ended October 1,	Fiscal Year Ended October 2,	Fiscal Year Ended October 3,	Fiscal Year Ended September 28,
	2011	2010	2009	2008	2007
	(in thousands)	(in thousands)
Working capital(6)	$27,380	$79,472	$42,047	$115,617	$318,360
Total assets	397,239	305,844	350,201	445,284	984,365
Short-term debt	—	10,978	28,653	40,117	80,000
Current portion of long-term debt	—	—	61,400	17,707	58,000
Long-term obligations	250,478	230,740	290,667	394,597	474,591
Shareholders’ equity (deficit)	96,811	12,092	(97,778)	(102,416)	193,742

(1)	Stock-based compensation expense included within cost of goods sold, research and development expense, selling, general and administrative expense, special charges and loss from discontinued operations in the Predecessor in fiscal 2011 and the Predecessor period of the fiscal years ended October 1, 2010, 2009, 2008 and 2007 is based on the fair value of all stock options, stock awards and employee stock purchase plan shares. Stock-based compensation in the Successor period in fiscal 2011 was less than $1,000. Non-cash employee stock-based compensation expense included in our consolidated statements of operations was as follows:

	Predecessor
	Period from October 2, 2010 through April 19,	Fiscal Year Ended October 1,	Fiscal Year Ended October 2,	Fiscal Year Ended October 3,	Fiscal Year Ended September 28,
	2011	2010	2009	2008	2007
	(In thousands)
Cost of goods sold	$154	$298	$247	$370	$426
Research and development	825	1,681	869	2,725	6,157
Selling, general and administrative	2,291	4,700	3,736	9,185	7,271
Special charges	787	—	—	—	—
Loss from discontinued operations, net of tax	—	(30)	868	3,589	5,897

(2)	In the Predecessor period in fiscal 2011 and the Predecessor fiscal year ended October 2, 2009, we recorded gains of $1.2 million and $12.9 million, respectively, on sale of intellectual property.
(3)	During the Successor period in fiscal 2011. We recorded intangible asset impairment charges of $41.0 million, consisting primarily of a $19.1 million impairment of customer relationships, $3.6 million impairment of trade name and trademarks, and an $18.3 million impairment of capitalized in-process research and development (“IPR&D”) costs.

During the Predecessor fiscal year ended October 2, 2009, we recorded impairment charges of $10.8 million, consisting primarily of an $8.3 million impairment of a patent license with Freescale Semiconductor, Inc., land and fixed asset impairments of $1.4 million, electronic design automation (“EDA”) tool impairments of $0.8 million, intangible asset impairments of $0.3 million. Asset impairments recorded in continuing operations were $5.7 million, and asset impairments related to the BMP and BBA business units were $5.1 million and were recorded in discontinued operations.

In the Predecessor fiscal year ended September 28, 2007, we recorded $184.7 million of goodwill impairment charges, $30.3 million of intangible impairment charges and $6.1 million of property, plant and equipment impairment charges associated with our Embedded Wireless Network products.

(4)	Special charges include the following related to the settlement of legal matters and restructuring charges, among others:

	Successor	Predecessor
	Period from April 20, 2011 through September 30,	Period from October 2, 2010 through April 19,	Fiscal Year Ended October 1,	Fiscal Year Ended October 2,	Fiscal Year Ended October 3,	Fiscal Year Ended September 28,
	2011	2011	2010	2009	2008	2007
		(In thousands)
Legal settlements	$—	$—	$589	$3,475	$—	$1,497
Restructuring charges	1,786	925	(282)	15,116	11,539	7,227

(5)	As a result of our decision to sell certain assets and liabilities of the BMP and BBA business units in fiscal 2008 and 2009, respectively, the results of the BMP and BBA business and the gain on sale of the BMP business are reported as discontinued operations for all periods presented.
(6)	Working capital is defined as current assets minus current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Annual Report and the Risk Factors included in Part I, Item 1A of this Annual Report, as well as other cautionary statements and risks described elsewhere in this Annual Report.

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

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday closest to September 30 each year. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. References made to our fiscal year ended September 30, 2011, or fiscal 2011, refer to the combined results of the Predecessor for the period from October 2, 2010 through April 19, 2011, and the Successor for the period from April 20, 2011 through September 30, 2011. References made to our fiscal year ended October 1, 2010, or fiscal 2010, refer to the results of the Predecessor for the period from October 3, 2009 through October 1, 2010. References made to our fiscal year ended October 2, 2009, or fiscal 2009, refer to the results of the Predecessor for the period from October 4, 2008 through October 2, 2009. Fiscal years 2011, 2010 and 2009 were each fiscal years that consisted of 52-weeks.

Merger with Conexant Holdings, Inc.

On April 19, 2011, Conexant, completed the Merger with Merger Sub, and Conexant Holdings, pursuant to the Merger Agreement, dated as of February 20, 2011. In connection with the Merger, shares of our common stock ceased to be traded on the NASDAQ Stock Market after the close of market on April 19, 2011.

The aggregate consideration for all equity securities including cancelled and converted stock options and restricted stock units (“RSUs”) of the Company was $203.8 million. An additional $0.1 million of consideration was paid to satisfy an existing bank line of credit outstanding on the Merger date. The Merger was funded with the proceeds of equity contributions from Golden Gate Capital and affiliated entities in the amount of $203.9 million.

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

Sale of Real Property

On December 22, 2010, we sold certain real property adjacent to our Newport Beach, California headquarters to Uptown Newport L.P. for $23.5 million, which consisted of $21.5 million in cash and a limited partnership interest in the property, which we have valued at $0.4 million. The property primarily consists of approximately 25 acres of land, and included two leased buildings, improvements and site development costs. The net book value of the property sold was as follows (in thousands):

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

Business Enterprise Segments

We operate in one reportable segment, the semiconductor system solutions market. Based on the accounting guidance in accordance with Segment Reporting, public business enterprises must report information about operating segments in their annual consolidated financial statements. We have one operating segment, comprised of one reporting unit, which was identified based upon the availability of discrete financial information and the chief operating decision makers’ regular review of the financial information for this operating segment. Geographic segment reporting information is included in Note 17 to consolidated financial statements in this report.

Critical Accounting Policies

We have prepared our discussion of the results of operations for fiscal 2011 by adding the statements of operations and cash flows for the Successor twenty-three weeks ended September 30, 2011 and Predecessor twenty-eight weeks ended April 19, 2011. Although this combined presentation does not comply with United States generally accepted accounting principles (“GAAP”), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions and may not be predictive of future results of operations.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the consolidated financial statements are those related to fair-value measurements applied to tangible and intangible assets acquired and liabilities assumed in connection with the Merger, revenue recognition, allowance for doubtful accounts, reserves related to inventories and sales returns, long-lived assets (including goodwill and intangible assets), deferred income taxes, valuation of warrants, our 7.5% investment in Uptown Newport L.P, stock-based compensation, environmental remediation reserve, restructuring charges, and other loss contingencies. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances. The results of our estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates our future results of operations may be affected.

Revenue recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer. The majority of our distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times per year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we believe that we have the ability to reasonably estimate and establish allowances for expected product returns in accordance with accounting guidance for revenue recognition when right of return exists. We also have established allowances for price adjustments, rebates and warranty returns. The estimate of future returns and credits is based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition. The Company monitors product returns and potential price adjustments on an ongoing basis.

We accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. Development revenue is recognized when services are performed and was not significant for any periods presented.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We use a specific identification method for some items, and a percentage of aged receivables for others. The percentages are determined based on our past experience. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required. At September 30, 2011 and October 1, 2010, our allowances for doubtful accounts were within management’s expectations.

Derivatives

We account for derivatives in accordance with guidance on derivatives and hedging. As of September 30, 2011, derivatives consisted of our warrant to purchase 6.1 million shares of Mindspeed common stock. The fair value of this warrant is determined using a standard Black-Scholes-Merton valuation model with assumptions consistent with current market conditions and our intent to liquidate the warrant over a specified time period. The Black-Scholes-Merton valuation model requires the input of highly-subjective assumptions, including expected stock price volatility. Changes in these assumptions, or in the underlying valuation model, could cause the fair value of the Mindspeed warrant to vary significantly from period to period. There were no changes to the underlying valuation model during the current fiscal year. Changes in the value of the warrant are recorded in income or loss in the period in which they occur.

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

Impairment of goodwill, intangible and long assets

Goodwill

Goodwill is not amortized. Instead, goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill is tested annually during the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. In our annual test in the fourth quarter of fiscal 2011, we assessed the fair value of our reporting unit for purposes of goodwill impairment testing using a weighted average of fair values calculated using the income approach, which uses valuation techniques to convert future cash flows to a single discounted present value amount and the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities, including a business. The resulting fair value of the reporting unit is then compared to the carrying amounts of the net assets of the reporting unit, including goodwill. As we have only one reporting unit, the carrying amount of the reporting unit equals our net book value.

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

Based on the result of the first step of the goodwill impairment test, we determined that the fair value of our business was less than its carrying value as of September 30, 2011. As a result, we performed the second step of the goodwill impairment test. Based on the result of the second step test we determined that the implied fair value of goodwill was greater than the carrying amount of goodwill as of September 30, 2011 therefore no impairment of goodwill was required as of September 30, 2011. Because of the significance of our remaining goodwill and intangible asset balances, any future impairment of these assets could have a material adverse effect on our financial condition and results of operations, although, as a charge, it would have no effect on our cash flow. Significant impairments may also impact shareholders’ equity.

Intangible and long-lived assets

An intangible and long-lived asset that is subject to amortization is reviewed for impairment in accordance with the guidance for impairment or disposal of long-lived assets. If indicators of impairment are present, then a recoverability test is performed based on an estimate of undiscounted cash flows expected to result from the use of the intangible and long-lived asset compared to its carrying value. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the intangible or long-lived asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models. Our significant intangible and long-lived assets include fixed assets and intangible assets for customer relationships and patents.

During the fourth quarter of fiscal 2011, we determined that indicators of impairment existed based on our operating results for the fiscal year ended September 30, 2011 and decreases in sales forecasts for future periods. As a result of these indicators of impairment we compared the sum of the undiscounted cash flows related to customer relationship and patent intangible assets to their carrying values as of September 30, 2011. The sum of undiscounted cash flows related to the customer relationships intangible asset was less than its carrying value, therefore we recorded an impairment charge of $19.1 million representing the difference between its fair value and its carrying value as of September 30, 2011. The sum of undiscounted cash flows related to the patents intangible asset was greater than its carrying value as of September 30, 2011 therefore no impairment charge was recorded on the patents intangible asset as of September 30, 2011.

An intangible asset that is not subject to amortization is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset to its carrying amount. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models. Our indefinite-lived intangible assets consist of in-process research and development (“IPR&D”) and trade name and trademarks.

During the fourth quarter of fiscal 2011, we determined that indicators of impairment existed based on our operating results for the fiscal year ended September 30, 2011 and decreases in sales forecasts for future periods. As a result of these indicators of impairment, we tested our indefinite-lived intangible assets for impairment by comparing the fair value of the indefinite-lived intangible assets to their carrying amounts. The fair value of the IPR&D intangible asset, based on a discounted cash flow model using our revised sales forecast for each project which continued to be classified as IPR&D as of September 30, 2011, was less than the carrying amount of the IPR&D intangible asset as of September 30, 2011 resulting in an impairment charge of $15.1 million. In addition, one IPR&D project was completed and a product based on the project began shipping as of September 30, 2011. As a result, the fair value of the project, based on the discounted cash flow from the product shipments was transferred to amortizable intangible assets as of September 30, 2011. The fair value for this project was calculated to be $0.9 million, which was less than the historical carrying value of the project in IPR&D of $4.1 million as of the Merger date resulting in an impairment charge of $3.2 million. Amortization expense on the project in the successor period from April 20, 2011 through September 30, 2011 was $0.1 million. The fair value of the trade name and trademarks intangible asset, based on a discounted cash flow model using our revised sales forecast was less than the carrying amount of trade name and trademarks resulting in an impairment charge of $3.6 million.

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

The accounting guidance also provides for de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

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

Stock-based compensation

We recognize the fair-value of stock-based compensation awards at the date of grant using the Black-Scholes-Merton option pricing model. In addition, forfeitures are estimated when recognizing compensation expense and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

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

Our net revenues decreased 31% to $166.0 million in the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011 from $240.7 million in the Predecessor fiscal year ended October 1, 2010. This decrease was primarily driven by a 23% decrease in unit volume shipments due to lower demand across all product lines and a 12% decrease in average selling prices (ASPs) in audio, video, imaging and modem product lines due to competitive pressures.

Our net revenues increased 15% to $240.7 million in the Predecessor fiscal year ended October 1, 2010 from $208.4 million in the Predecessor fiscal year ended October 2, 2009. This increase was primarily driven by a 14% increase in unit volume shipments and a 1% increase in ASPs. The volume increase between the Predecessor fiscal year ended October 1, 2010 and the Predecessor fiscal year ended October 2, 2009 was driven by the shipment growth of our imaging, audio, and video solutions, partially offset by declines in our analog modems, specifically our computer modems and modems for digital television platforms in Japan. The increase in ASPs was attributable to a change in product mix, partially offset by pricing erosion in our audio and video businesses.

We were fortunate that the tsunami event which impacted Japan in March, 2011 and the flood event that impacted Thailand in November, 2011 did not have a material impact on our business. Our primary sources of supply were not materially affected by these catastrophic events and, in situations where other suppliers to our customers were affected, our manufacturing suppliers activated their qualified second source raw material suppliers and moved quickly to qualify new sources of supply as well. While we experienced some minor changes in requested delivery dates because of these events they were not material to our annual results for the Successor or Predecessor periods in fiscal 2011.

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

Our gross margin percentage for the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011 was 41% compared with 61% for the Predecessor fiscal year ended October 1, 2010. The decrease in gross margin percentage is primarily attributable to the $23.1 million sell-off and $1.7 million reserve of fair value applied to inventory as part of the purchase price allocated in connection with the Merger. Excluding the inventory purchase price fair value reserve, our gross margin percentage for the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011 was 56%. The 5% decrease in gross margin percentage compared to the Predecessor fiscal year ended October 1, 2010 was due to price erosion, reserves for excess and obsolete inventory and product mix.

Our gross margin percentage for the Predecessor fiscal year ended October 1, 2010 was 61% compared with 58% for the Predecessor fiscal year ended October 2, 2009. The increase in gross margin percentage is attributable to lower product manufacturing costs and a favorable revenue product mix.

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

R&D expense increased $1.0 million, or 2%, in the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011 compared to the Predecessor fiscal year ended October 1, 2010. The increase is due primarily to higher employee headcount and salary expense and higher allocated facility costs, offset by lower stock-based compensation and project expenses.

R&D expense increased $4.4 million, or 9%, in the Predecessor fiscal year ended October 1, 2010 compared to the Predecessor fiscal year ended October 2, 2009. The increase is due to higher compensation expenses from higher incentive programs and higher photo mask expenses.

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

SG&A expense decreased $8.7 million, or 18%, in the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011 compared to the Predecessor fiscal year ended October 1, 2010. The decrease is primarily due to a 29% decrease in headcount primarily in the successor period, and lower incentive accruals and professional fees, offset by an increase in legal expenses and allocated facility costs.

SG&A expense decreased $14.5 million, or 23%, in the Predecessor fiscal year ended October 1, 2010 compared to the Predecessor fiscal year ended October 2, 2009. The decrease is primarily due to the 22% decline in SG&A headcount from the Predecessor fiscal year ended October 2, 2009 to the Predecessor fiscal year ended October 1, 2010, resulting from restructuring activities and cost-cutting measures.

Amortization of Intangible Assets

Intangible assets subject to amortization of $57.5 million were recorded in connection with the Merger. As a result, amortization expense increased to $9.8 million in the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011, compared to $1.2 million in the Predecessor fiscal year ended October 1, 2010. An impairment charge of $19.1 million was recorded on customer relationships as of September 30, 2011. The remaining balance of intangible assets subject to amortization of $30.1 million is being amortized over a weighted-average remaining period of approximately 6.6 years.

Amortization expense decreased $1.8 million, or 58%, in the Predecessor fiscal year ended October 1, 2010 compared to the Predecessor fiscal year ended October 2, 2009. The decrease in amortization expense is primarily attributable to intangible assets that became fully amortized in the Predecessor fiscal year ended October 2, 2009.

Gain on Sale of Intellectual Property

In the Predecessor period in fiscal 2011, we sold certain internally developed Conexant RF Patents and MPEG Patents to Skyworks and terminated our exclusive rights in Skyworks RF Patents obtained pursuant to an agreement we entered into with Skyworks in 2003, in exchange for non-exclusive licenses to each of the Conexant RF Patents, MPEG Patents and Skyworks RF Patents and $1.25 million in cash. We received $0.6 million of the sale price in November 2010 and the remainder in March 2011. The entire $1.25 million was recognized as gain as the patents had no book value.

In the Predecessor fiscal year ended October 2, 2009, we sold a portfolio of patents including patents related to our wireless networking technology to a third party for cash of $14.5 million, net of costs, and recognized a gain of $12.9 million on the transaction. In accordance with the terms of the agreement with the third party, we retain a cross-license to this portfolio of patents.

Asset Impairments

During the Successor period in fiscal 2011, we recorded intangible asset impairment charges of $41.0 million, consisting primarily of a $19.1 million impairment of customer relationships, $3.6 million impairment of trade name and trademarks, and an $18.3 million impairment of capitalized IPR&D costs.

During the Predecessor fiscal year ended October 2, 2009, we recorded impairment charges of $10.8 million, consisting primarily of an $8.3 million impairment of a patent license with Freescale Semiconductor, Inc., land and fixed asset impairments of $1.4 million, electronic design automation (“EDA”) tool impairments of $0.8 million, intangible asset impairments of $0.3 million. Asset impairments recorded in continuing operations were $5.7 million, and asset impairments related to the BMP and BBA business units were $5.1 million and were recorded in discontinued operations.

Special Charges

	Successor	Predecessor
	Period from April 20, 2011 through September 30, 2011	Period from October 2, 2010 through April 19, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Severance charges	$9,621	$2,873	$342	$—
Merger transaction charges	68	16,860	—	—
Environmental remediation charges	1,483	145	—	—
Lease impairment charges	2,279	87	188	—
Restructuring charges	1,786	925	(282)	15,116
Settlements	—	—	589	3,475
Other special charges	—	—	—	392

	$15,237	$20,890	$837	$18,983

For the Successor period in fiscal 2011, special charges consisted primarily of $9.6 million of severance charges resulting from reduction in headcount after the Merger, $2.3 million of lease impairment charges resulting from under-utilized space after the Merger under which we have continuing lease obligations, $1.8 million for restructuring charges resulting primarily from changes in projected sub-lease income on restructured leases and $1.5 million additional accrual for environmental remediation charges. For the Predecessor period in fiscal 2011, special charges consisted primarily of $16.9 million for transaction charges, including payment of a $7.7 million fee for termination of the SMSC Agreement and $9.2 million of financial advisory, legal and other fees related to the terminated merger with SMSC and the Merger, $2.9 million for severance benefits associated with reductions in headcount primarily in the first quarter of fiscal 2011, and $0.9 million of restructuring charges from accretion of lease liability related to restructured facilities.

Special charges for the Predecessor fiscal year ended October 1, 2010 consisted primarily of an estimated settlement amount for unasserted insurance claims, lease charge and a one-time severance benefit associated with certain reductions in headcount, and restructuring credits due to an increase of subtenant income.

Special charges for the Predecessor fiscal year ended October 2, 2009 consisted primarily of restructuring charges due to reduction of subtenant income from restructured office space and $3.5 million for a settlement of our class action lawsuit related to our 401(k) plan.

Interest Expense

Interest expense decreased $10.8 million to $19.2 million in the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011 from $30.1 million in the Predecessor fiscal year ended October 1, 2010. The decrease is primarily attributable to the extinguishment of debt in the Predecessor fiscal year ended October 1, 2010 and resulting reduction in interest and debt discount expense, and $2.0 million amortization of $20.1 million debt premium on the Company’s 11.25% senior secured notes recorded at the Merger date. Interest expense in the Predecessor fiscal year ended October 1, 2010 includes debt discount amortization of $8.0 million.

Interest expense decreased $4.6 million, or 13%, during the Predecessor fiscal year ended October 1, 2010 compared to the Predecessor fiscal year ended October 2, 2009. The decrease is primarily attributable to lower debt balances due to the extinguishment of $238.8 million of our 4.00% convertible subordinated notes, partially offset by a higher interest rate charged on our 11.25% senior secured notes. Interest expense in the Predecessor fiscal year ended October 1, 2010 and the Predecessor fiscal year ended October 2, 2009 also includes debt discount amortization of $7.8 million and $14.0 million, respectively.

Other Expense (Income), Net

	Successor	Predecessor
	April 20, 2011 through September 30, 2011	Period from October 2, 2010 through April 19, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Investment and interest income	$(101)	$(159)	$(265)	$(1,747)
Gain on sale of investments	(5)	(1,393)	(16,054)	(1,856)
Loss on extinguishment of debt	—	—	18,583	—
Decrease (increase) in the fair value of derivative instruments	9,509	9,469	(15,632)	(4,508)
Impairment of equity securities	—	—	—	2,770
Loss on termination of interest rate swap	—	—	—	1,087
Other	(10)	506	913	(771)

Other expense (income), net	$9,393	$8,423	$(12,455)	$(5,025)

Other expense, net of $17.8 million during the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011 consisted primarily of a $19.0 million decrease in the value of the Mindspeed warrant partially offset by a $1.4 million gain on sale of equity investments. Of the $1.4 million gain on sale of equity investments, we have received proceeds in the amount of $0.8 million. The difference between the gain and proceeds has been recorded as a receivable.

Other income of $12.5 million, net, during the Predecessor fiscal year ended October 1, 2010 primarily consisted of a $16.1 million gain on sale of equity investments and a $15.6 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, partially offset by a loss of $18.6 million on extinguishment of debt, which consisted of $13.4 million of unamortized debt discount, $1.8 million premium over par paid upon extinguishment and $3.4 million of transaction costs.

Other income, net for the Predecessor fiscal year ended October 2, 2009 was primarily comprised of a $4.5 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, $1.9 million in gains on sales of equity securities, $1.7 million of investment and interest income on invested cash balances, offset by $2.8 million of impairments on equity securities and a $1.1 million realized loss on the termination of interest rate swaps.

Provision for Income Taxes

We recorded a tax benefit of $2.6 million for the Successor period in fiscal 2011, primarily due to the reduction of our deferred tax liability due to the impairment of our indefinite life intangible assets. We recorded a tax provision of $0.4 million for the Predecessor period in fiscal 2011, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets.

The acquisition of our common stock in connection with the Merger triggered an ownership change under Section 382. Section 382 imposes an annual limitation (based upon the value at the time of the ownership change, as determined under Section 382 of the Internal Revenue Code) on the amount of taxable income that can be offset with net operating loss (“NOL”) carryovers that existed at time of the acquisition. Section 383 will also limit our ability to use R&D tax credit carryovers. In addition, as the tax basis of our assets exceeded the fair market value of our assets at the time of the ownership change, Section 382 will also limit our ability to use amortization of capitalized R&D and goodwill to offset taxable income for the first five years following an ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. Similar limitations have been implemented by states and certain foreign jurisdictions. We are in the process of finalizing the impact of Section 382 on the Company’s deferred tax items and, we have preliminarily assessed the impact of Section 382 on our fully reserved deferred tax assets. The change of ownership has significantly limited our ability to utilize our federal and state deferred tax assets and impaired the carrying value of the deferred tax assets and changed the amount of our unrecognized tax benefits. As the federal and state deferred tax assets are fully reserved, this impairment has not had an impact on our current year financial position or results of operations. However, the limitation on the use of our NOLs, credits and amortization which resulted from the ownership changes could adversely impact our future operating results and financial condition. As a result of the Section 382 limitation, as of September 30, 2011, the Company has U.S. federal and California net realizeable net operating loss carryforwards of approximately $272 million and $553 million, respectively.

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

In the Predecessor fiscal years ended October 1, 2010 and 2009, we recorded income tax provisions of $0.6 million and $0.9 million, respectively, primarily reflecting income taxes imposed on our foreign subsidiaries. All of our U.S. federal income taxes and the majority of our state income taxes are offset by fully reserved deferred tax assets. The Company has significant federal and state net operating losses and other deferred tax assets that the Company expects will eliminate its federal and the majority of its state taxes payable for the foreseeable future. When the Company believes that the future realization of its deferred tax assets is more likely than not, the Company will release some or all of its valuation allowance. If and when this occurs, the release of the valuation allowance will result in a deferred income tax benefit.

Income (Loss) on Equity Method Investments

Income (loss) on equity method investments includes our share of the earnings or losses of the investments that are recorded under the equity method of accounting, as well as the gains and losses recognized on the sale of our equity method investments.

Income on equity method investments for the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011 was $1.9 million. Loss on equity method investments for the Predecessor fiscal years ended October 1, 2010 and 2009 was $0.1 million and $2.8 million, respectively.

Loss from Discontinued Operations, net of tax

Loss from discontinued operations, net of tax, consists of the operating results of our discontinued BMP and BBA businesses. For the Successor period in fiscal 2011 and Predecessor period in fiscal 2011 and the Predecessor fiscal years 2010 and 2009, BMP and BBA operations consisted of the following:

	Successor	Predecessor
	Period from April 20, 2011 through September 30, 2011	Period from October 2, 2010 through April 19, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Net revenues	$—	$—	$1,428	$116,590
Cost of goods sold	—	—	54	59,680

Gross margin	—	—	1,374	56,910
Operating expenses:
Research and development	—	—	45	40,085
Selling, general and administrative	—	(64)	108	4,863
Amortization of intangible assets	—	—	—	4,430
Asset impairments	—	—	—	5,164
Special charges	2,268	820	2,157	14,518

Total operating expenses	2,268	756	2,310	69,060

Operating loss	(2,268)	(756)	(936)	(12,150)
Interest expense	—	—	—	2,741
Other expense (income), net	—	(45)	988	1,132

Loss from continuing operations before income taxes	(2,268)	(711)	(1,924)	(16,023)
Provision for income taxes	—	(250)	81	1,498

Loss from discontinued operations, net of tax	$(2,268)	$(461)	$(2,005)	$(17,521)

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, sales of non-core assets, borrowings and operating cash flow. In addition, we have generated additional liquidity in the past through the sale of equity and debt securities.

Our cash and cash equivalents decreased $16.4 million in the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011. The decrease was primarily due to cash used in operating activities of $46.7 million, including $16.9 million related to the Merger and terminated merger transactions and $11.1 million for severance payments, acquisition of Predecessor of $203.9 million, the redemption of our remaining $11.2 million of outstanding 4.00% convertible subordinated notes due 2026, purchases of property, plant and equipment of $1.6 million, and employee tax paid by us in lieu of issuing restricted stock units of $0.7 million offset by the equity contributions of $203.9 million, sale of real property for net proceeds of $21.1 million, proceeds from the maturity of marketable securities of $20.0 million, proceeds from the sale of intellectual property of $1.3 million, proceeds from sale of equity investments of $0.8 million and release of restricted cash of $0.5 million.

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

Cash flows are as follows (in thousands):

	Successor	Predecessor
	Period from April 20, 2011 through September 30, 2011	Period from October 2, 2010 through April 19, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Net cash (used in) provided by operating activities	$(15,478)	$(31,237)	$4,478	$8,476
Net cash (used in) provided by investing activities	(204,682)	42,994	11,451	85,404
Net cash provided by (used in) financing activities	197,422	(5,429)	(86,848)	(74,378)

Net (decrease) increase in cash and cash equivalents	$(22,738)	$6,328	$(70,919)	$19,502

Operating Activities

Cash used in operating activities was $46.7 million for the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011 compared to $4.5 million provided by operating activities for the Predecessor fiscal year ended October 1, 2010. Cash used in operating activities for the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011 was primarily driven by a net loss of $149.4 million, offset by $95.2 million of net non-cash operating expenses and a $7.5 million increase from changes in working capital.

Cash provided by operating activities was $4.5 million for the Predecessor fiscal year ended October 1, 2010 compared to $8.5 million for the Predecessor fiscal year ended October 2, 2009. Cash provided by operating activities for the Predecessor fiscal year ended October 1, 2010 was primarily driven by $20.2 million in net income, net non-cash operating expenses of $6.2 million, partially offset by net cash used by changes in operating assets and liabilities of $22.0 million.

Investing Activities

Cash used in investing activities was $161.7 million for the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011 compared to cash provided by investing activities of $11.5 million for the Predecessor fiscal year ended October 1, 2010. Cash used in investing activities for the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011 was primarily driven by the acquisition of the Predecessor for $203.9 million and capital expenditures of $1.6 million offset by proceeds from the sale of real property of $21.1 million, proceeds from the maturity of marketable securities of $20.0 million, proceeds from the sale of intellectual property of $1.2 million, proceeds from the sale of equity investments of $0.8 million and release of restricted cash of $0.5 million.

Cash provided by investing activities was $11.5 million for the Predecessor fiscal year ended October 1, 2010 compared to $85.4 million for the Predecessor fiscal year ended October 2, 2009. Cash provided by investing activities for the Predecessor fiscal year ended October 1, 2010 was primarily due to the release of restricted cash of $9.3 million, of which $8.5 million is associated with repayment of short-term debt, and $6.8 million associated with divestiture contingency from the sale of our BBA business, partially offset by our net purchase of marketable securities of $3.4 million and capital expenditures of $2.0 million.

Financing Activities

Cash provided by financing activities was $192.0 million for the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011 compared to $86.8 million used in financing activities for the Predecessor fiscal year ended October 1, 2010. Cash provided by financing activities for the Successor period in fiscal 2011 and the Predecessor period in fiscal 2011 was primarily driven by the equity contributions of $203.9 million, offset by the redemption of our remaining $11.2 million of outstanding 4.00% convertible subordinated notes due 2026 and employee tax paid by us in lieu of issuing restricted stock units of $0.7 million.

Cash used in financing activities was $86.8 million for the Predecessor fiscal year ended October 1, 2010 compared to $74.4 million for the Predecessor fiscal year ended October 2, 2009. Cash used in financing activities for the Predecessor fiscal year ended October 1, 2010, was primarily due to the extinguishment of our remaining floating rate senior secured notes due November 2010 for $62.0 million, extinguishment of our 4.00% convertible subordinated notes due March 2026 for $226.7 million and repayment of $29.1 million of our short-term debt, partially offset by the common stock offering and issuance of our 11.25% senior secured notes due 2015, net of expenses, of $62.5 million and $168.4 million, respectively and issuance of common stock under employee stock plans for $0.1 million.

Recent Financing Transactions

On April 19, 2011, the Predecessor was acquired for $203.9 million, funded with the proceeds of equity financings from Golden Gate Capital and affiliated entities.

On March 1, 2011, we redeemed the remaining $11.2 million of 4.00% convertible subordinated notes due 2026.

On December 22, 2010, we sold certain real property adjacent to our Newport Beach, California headquarters to Uptown Newport L.P. for $23.5 million, which consisted of $21.5 million in cash and a limited partnership interest in the property, which we have valued at $0.4 million.

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

Contractual Obligations and Commitments

Contractual obligations at September 30, 2011 were as follows (in thousands):

	Payments Due by Fiscal Year
	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt	$175,000	$—	$—	$—	$175,000	$—	$—
Interest on debt	68,908	19,688	19,688	19,688	9,844	—	—
Operating leases	67,495	13,717	13,799	12,702	10,118	7,963	9,196
Other purchase commitments	9,735	8,237	1,498	—	—	—	—

	$321,138	$41,642	$34,985	$32,390	$194,962	$7,963	$9,196

At September 30, 2011, we had many sublease arrangements on operating leases for terms ranging from near term to approximately six years. Aggregate scheduled sublease income based on current terms is approximately $18.3 million and is not reflected in the table above.

Other purchase commitments include our commitments to foundries for wafer production, contractual obligations to acquire engineering design tools and other contractual payments.

In addition to the amounts shown in the table above, as of September 30, 2011, we have $10.0 million of unrecognized tax benefits, which includes $1.7 million for potential interest related to these unrecognized tax benefits. We are uncertain as to if or when such amounts may be settled.

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

In September 2011 the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance will not have a material impact on our financial statements.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2011, the carrying value of our cash and cash equivalents approximated fair value.

We hold a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of September 30, 2011, a 10% decrease in the market price of Mindspeed’s common stock would result in a $0.5 million decrease in the fair value of this warrant. At September 30, 2011, the market price of Mindspeed’s common stock was $5.20 per share. During the fourth quarter of fiscal 2011, the market price of Mindspeed’s common stock ranged from a low of $4.92 per share to a high of $8.40 per share.

Our long-term debt consists of our 11.25% senior secured notes with interest at fixed rates. The fair value of the 11.25% senior secured notes is based on an indicative bid price provided by the underwriter of the senior secured notes.

The following table shows the fair values of our financial instruments as of September 30, 2011 (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$38,056	$38,056
Mindspeed warrant	1,708	1,708
Long-term restricted cash	5,064	5,064
Long-term debt: senior secured notes	193,121	196,000

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future. At September 30, 2011, we did not have any foreign currency exchange contracts outstanding.

Item 8.	Financial Statements and Supplementary Data

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	Successor	Predecessor
	September 30, 2011	October 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$38,056	$54,466
Marketable securities	—	20,059
Receivables, net of allowance of $123 and $368 at September 30, 2011 and October 1, 2010, respectively	19,012	31,463
Inventories	12,693	8,747
Other current assets	7,569	14,690
Assets held for sale	—	13,059

Total current assets	77,330	142,484
Property, plant and equipment, net of accumulated depreciation of $1,747 and $30,050 at September 30, 2011 and October 1, 2010, respectively	10,792	6,080
Goodwill	223,853	109,908
Intangible assets	68,425	4,308
Other assets	16,839	43,064

Total assets	$397,239	$305,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$10,978
Accounts payable	8,367	12,516
Accrued compensation and benefits	7,909	7,682
Other current liabilities	33,674	31,836

Total current liabilities	49,950	63,012
Long-term debt	193,121	173,543
Other liabilities	57,357	57,197

Total liabilities	300,428	293,752
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred and junior preferred stock: zero and 20,000 shares authorized; zero issued and outstanding at September 30, 2011 and October 1, 2010, respectively	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 100,000 and 81,273 shares issued and outstanding at September 30, 2011 and October 1, 2010, respectively	1,000	813
Additional paid-in capital	202,865	4,919,582
Accumulated deficit	(107,249)	(4,909,509)
Accumulated other comprehensive income	195	1,206

Total shareholders’ equity	96,811	12,092

Total liabilities and shareholders’ equity	$397,239	$305,844

See accompanying notes to consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Successor	Predecessor
	Period from April 20, 2011 through September 30,	Period from October 2, 2010 through April 19,	Fiscal Year Ended October 1,	Fiscal Year Ended October 2,
	2011	2011	2010	2009
Net revenues	$72,930	$93,111	$240,726	$208,427
Cost of goods sold	57,925	39,849	94,157	86,674

Gross margin	15,005	53,262	146,569	121,753

Operating expenses:
Research and development	25,803	30,932	55,745	51,351
Selling, general and administrative	15,417	24,155	48,249	62,740
Amortization of intangible assets	9,139	621	1,249	2,976
Gain on sale of intellectual property	—	(1,249)	—	(12,858)
Asset impairments	41,058	—	—	5,672
Special charges	15,237	20,890	837	18,983

Total operating expenses	106,654	75,349	106,080	128,864

Operating (loss) income	(91,649)	(22,087)	40,489	(7,111)
Interest expense	6,963	12,278	30,072	34,693
Other expense (income), net	9,393	8,423	(12,455)	(5,025)

(Loss) income from continuing operations before income taxes and income (loss) on equity method investments	(108,005)	(42,788)	22,872	(36,779)
Income tax (benefit) provision	(2,595)	380	567	871

(Loss) income from continuing operations before income (loss) on equity method investments	(105,410)	(43,168)	22,305	(37,650)
Income (loss) on equity method investments	429	1,495	(66)	(2,807)

(Loss) income from continuing operations	(104,981)	(41,673)	22,239	(40,457)
Gain on sale of discontinued operations	—	—	—	39,170
Loss from discontinued operations, net of tax	(2,268)	(461)	(2,005)	(17,521)

Net (loss) income	$(107,249)	$(42,134)	$20,234	$(18,808)

(Loss) income per share from continuing operations — basic		$(0.51)	$0.31	$(0.81)

(Loss) income per share from continuing operations — diluted		$(0.51)	$0.30	$(0.81)

Gain per share from sale of discontinued operations — basic and diluted		$0.00	$0.00	$0.78

Loss per share from discontinued operations — basic and diluted		$0.00	$(0.03)	$(0.35)

Net (loss) income per share — basic		$(0.51)	$0.28	$(0.38)

Net (loss) income per share — diluted		$(0.51)	$0.27	$(0.38)

Shares used in basic per-share computations		81,996	72,903	49,856

Shares used in diluted per-share computations		81,996	73,708	49,856

See accompanying notes to consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Period from April 20, 2011 through September 30,	Period from October 2, 2010 through April 19,	Fiscal Year Ended October 1,	Fiscal Year Ended October 2,
	2011	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(107,249)	$(42,134)	$20,234	$(18,808)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,713	1,425	3,409	8,198
Gain on sale of business	—	—	—	(39,170)
Amortization of intangible assets	9,139	621	1,249	7,406
Reversal of provision for bad debts, net	(245)	—	(85)	(325)
Charges for inventory provisions, net	4,607	449	80	(806)
Release of inventory step-up upon shipment	23,036	—	—	—
Amortization of debt (premium) discount	(2,004)	419	8,008	14,015
Asset impairments	41,058	—	—	10,835
Other-than-temporary impairment of marketable and non-marketable securities	—	—	—	2,770
Deferred income taxes	(3,019)	19	(1,981)	(15)
Stock-based compensation	—	4,057	6,649	5,720
Decrease (increase) in fair value of derivative instruments	9,509	9,469	(15,632)	(4,002)
(Gains) losses on equity method investments	(429)	(1,495)	172	3,798
Loss on termination of swap	—	—	1,728	1,087
Loss on extinguishment of debt	—	—	18,583	—
Loss on resolution of pre-acquisition contingency	—	—	—	1,575
Net gain on sale of equity securities	(5)	(1,393)	(16,054)	(1,856)
Gain on sale of intellectual property	—	(1,249)	—	(12,858)
Currency translation adjustment recognized in net (loss) income	—	—	1,304	—
Other items, net	(189)	(276)	(1,221)	4,149
Changes in assets and liabilities:
Receivables	6,763	6,071	(1,268)	19,212
Inventories	237	(6,291)	389	15,871
Accounts payable	(5,681)	1,576	(12,122)	(10,341)
Accrued expenses and other current liabilities	1,773	(5,269)	(4,531)	(17,080)
Other, net	5,508	2,764	(4,433)	19,101

Net cash (used in) provided by operating activities	(15,478)	(31,237)	4,478	8,476
Cash flows from investing activities:
Purchases of property, plant and equipment	(858)	(729)	(2,041)	(686)
Acquisition of Predecessor	(203,865)	—	—	—
Proceeds from sale of real estate, net of closing costs of $439	—	21,087	—	—
Proceeds from sale of property, plant and equipment	15	52	741	134
Proceeds from resolution of divestiture/acquisition contingencies	—	—	6,750	10,446
Payments for acquisitions, net of cash acquired	—	—	(625)	(4,207)
Proceeds from sales of marketable securities	—	20,000	91,889	2,310
Purchases of marketable securities	—	—	(95,334)	—
Proceeds from sales of equity securities	23	802	—	—
Restricted cash	3	533	9,323	18,300
Net proceeds from sale of business	—	—	—	44,559
Proceeds from sale of intellectual property	—	1,249	—	14,548
Return of capital from equity method investments	—	—	748	—

Net cash (used in) provided by investing activities	(204,682)	42,994	11,451	85,404
Cash flows from financing activities:
Net repayments of short-term debt	—	(11,278)	(29,136)	(12,365)
Extinguishment of debt	—	—	(288,748)	(80,000)
Proceeds from common stock offerings, net of expenses of $4,881 and $1,514	—	—	62,510	18,436
Proceeds from issuance of senior secured notes, net of expenses of $4,920	—	—	168,440	—
Proceeds from issuance of common stock under employee stock plans	—	95	124	28
Employee income tax paid related to vesting of restricted stock units	—	(689)	(38)	(258)
Interest rate swap security deposit	—	—	—	2,517
Payment for swap termination	—	—	—	(2,815)
Repayment of shareholder notes receivable	—	—	—	79
Advances from Gold Holdings, Inc.	(6,443)	6,443	—	—
Equity contributions	203,865	—	—	—

Net cash provided by (used in) financing activities	197,422	(5,429)	(86,848)	(74,378)

Net increase in cash and cash equivalents	(22,738)	6,328	(70,919)	19,502
Cash and cash equivalents at beginning of period	60,794	54,466	125,385	105,883

Cash and cash equivalents at end of period	$38,056	$60,794	$54,466	$125,385

See accompanying notes to consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS (SUCCESSOR)

(in thousands)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income (net of tax)
	Shares	Amount	Additional Paid-In Capital			Total Shareholders’ Equity
Balance at April 20, 2011	—	$—	$—	$—	$—	$—
Net loss	—	—	—	(107,249)	—	(107,249)
Currency translation adjustment	—	—	—	—	195	195

Comprehensive loss						(107,054)
Equity contribution	100,000	1,000	202,865	—	—	203,865

Balance at September 30, 2011	100,000	$1,000	$202,865	$(107,249)	$195	$96,811

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

AND COMPREHENSIVE INCOME (LOSS) (PREDECESSOR)

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss) (net of tax)		Total Shareholders’ (Deficit) Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit		Notes Receivable from Stock Sales
Balance at October 3, 2008	49,601	$496	$4,810,185	$(4,910,935)	$(2,083)	$(79)	$(102,416)
Net loss	—	—	—	(18,808)	—	—	(18,808)
Currency translation adjustment	—	—	—	—	(1,104)	—	(1,104)
Change in unrealized gain on derivative contracts	—	—	—	—	(3,017)	—	(3,017)
Loss on termination of derivative contracts	—	—	—	—	1,746	—	1,746
Change in unrealized losses on available-for-sale securities	—	—	—	—	650	—	650
Other than temporary loss on available-for-sale securities	—	—	—	—	1,986	—	1,986
Sale of available-for-sale securities	—	—	—	—	(702)	—	(702)

Comprehensive loss							(19,249)
Common stock issued in offering	7,000	70	18,366	—	—	—	18,436
Common stock issued related to employee stock plans	316	4	(234)	—	—	—	(230)
Settlement of notes receivable	—	—	—	—	—	79	79
Employee stock-based compensation expense	—	—	5,602	—	—	—	5,602

Balance at October 2, 2009	56,917	570	4,833,919	(4,929,743)	(2,524)	—	(97,778)

Net income	—	—	—	20,234	—	—	20,234
Currency translation adjustment	—	—	—	—	685	—	685
Currency translation adjustment recognized in net income	—	—	—	—	1,304	—	1,304
Loss on termination of derivative contracts	—	—	—	—	1,728	—	1,728
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	9,733	—	9,733
Sale of available-for-sale securities	—	—	—	—	(9,720)	—	(9,720)

Comprehensive income							23,964
Common stock issued in offering	17,150	171	62,339	—	—	—	62,510
Common stock issued in exchange for debt	7,063	71	16,590	—	—	—	16,661
Common stock issued related to employee stock plans	143	1	123	—	—	—	124
Employee stock-based compensation expense	—	—	6,611	—	—	—	6,611

Balance at October 1, 2010	81,273	813	4,919,582	(4,909,509)	1,206	—	12,092

Net loss	—	—	—	(42,134)	—	—	(42,134)
Currency translation adjustment	—	—	—	—	526	—	526
Change in unrealized gain on available-for-sale securities	—	—	—	—	(13)	—	(13)

Comprehensive loss							(41,621)
Common stock issued related to employee stock plans	950	10	85	—	—	—	95
Employee stock-based compensation expense	—	—	3,368	—	—	—	3,368

Balance at April 19, 2011	82,223	$823	$4,923,035	$(4,951,643)	$1,719	$—	$(26,066)

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

Merger with Conexant Holdings, Inc. — On April 19, 2011, the Company completed a merger with Gold Acquisition Corp., a Delaware corporation (“Merger Sub”) and a wholly owned subsidiary of Gold Holdings, Inc., a Delaware corporation, subsequently renamed Conexant Holdings, Inc. (“Conexant Holdings”). Pursuant to the Agreement and Plan of Merger dated as of February 20, 2011, by and among the Company, Gold Holdings, Inc. and Merger Sub (the “Merger Agreement”), Merger Sub was merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Conexant Holdings (the “Merger”). In connection with the Merger, shares of the Company’s common stock ceased to be traded on the NASDAQ Stock Market after close of market on April 19, 2011.

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

Termination of Merger Agreement with Standard Microsystems Corporation — On February 23, 2011, the Company terminated its previously announced Agreement and Plan of Merger, dated January 9, 2011 (the “SMSC Agreement”), with Standard Microsystems Corporation, a Delaware corporation (“SMSC”), and Comet Acquisition Corp., a Delaware corporation and wholly owned subsidiary of SMSC. Pursuant to the terms of the SMSC Agreement, the Company paid a termination fee of $7.7 million to SMSC.

Basis of Presentation — The consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and each of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year — The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2011, 2010 and 2009 were 52-week years and ended on September 30, October 1, 2010 and October 2, 2009, respectively.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to fair-value measurements applied to tangible and intangible assets acquired and liabilities assumed in connection with the Merger, revenue recognition, allowance for doubtful accounts, reserves related to inventories and sales returns, long-lived assets (including goodwill and intangible assets), deferred income taxes, valuation of warrants, the Company’s 7.5% investment in Uptown Newport L.P., stock-based compensation, environmental remediation reserve, restructuring charges, and other loss contingencies. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Revenue Recognition — The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer. The majority of the Company’s distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times per year. The Company recognizes revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to reasonably estimate and establish allowances for expected product returns in accordance with accounting guidance for revenue recognition when right of return exists. The Company has also established allowances for price adjustments, rebates and warranty returns. The estimate of future returns and credits is based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition. The Company monitors product returns and potential price adjustments on an ongoing basis.

The Company accrues 100% of potential rebates at the time of sale and does not apply a breakage factor. The Company reverses the accrual for unclaimed rebate amounts as specific rebate programs contractually end and when the Company believes unclaimed rebates are no longer subject to payment and will not be paid. Development revenue is recognized when services are performed and was not significant for any periods presented.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. Repatriation of cash in foreign locations to the U.S. may be restricted by the terms of the service agreements between the foreign locations and the U.S. and local statutory rules and regulations. Cash held by the Company as of September 30, 2011 which is insured by the Federal Deposit Insurance Corporation (“FDIC”) totaled $0.9 million.

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

The Company accounts for its investments in marketable securities as available-for-sale and determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity on the Company’s consolidated balance sheets. Realized gains and losses were included in other expense (income), net in the accompanying consolidated statements of operations. Gains and losses on the sale of available-for-sale securities were determined using the specific-identification method. The Company did not hold any securities for speculative or trading purposes.

Restricted Cash — The Company has outstanding letters of credit collateralized by restricted cash aggregating $5.1 million and $5.6 million as of September 30, 2011 and October 1, 2010, respectively, to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.

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

On a quarterly basis, the Company assesses the net realizable value of its inventories. When the estimated average selling prices, less cost to sell its inventory, falls below its inventory cost, the Company adjusts its inventory to its current estimated market value. Lower of cost or market adjustments may be required based upon actual average selling prices and changes to the Company’s current estimates, which could impact the Company’s gross margin percentage. The Company recorded a lower of cost or market adjustment of $0.2 million in the period from April 20, 2011 through September 30, 2011 reflecting a price decrease on certain inventory. There were no lower of cost or market adjustments in any other period presented.

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

Investments — The Company accounts for non-marketable investments using the equity method of accounting if the investment gives the Company the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions. Additional investments by other parties in the investee will result in a reduction in the Company’s ownership interest, and the resulting gain or loss will be recorded in the consolidated statements of operations. Where the Company is unable to exercise significant influence over the investee, investments are accounted for under the cost method, except for investments in limited partnerships, where the Company uses the equity method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. The Company values its 7.5% investment in Uptown Newport L.P. at its estimated fair value based on the Company’s estimate of its realizable value.

Goodwill — Goodwill is not amortized. Instead, goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill is tested annually during the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. In the Company’s annual test in the fourth quarter of fiscal 2011, it assessed the fair value of its reporting unit for purposes of goodwill impairment testing using a weighted average of fair values calculated using the income approach, which uses valuation techniques to convert future cash flows to a single discounted present value amount and the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities, including a business. The resulting fair value of the reporting unit is then compared to the carrying amounts of the net assets of the reporting unit, including goodwill. As the Company has only one reporting unit, the carrying amount of the reporting unit equals the net book value of the Company.

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

Based on the result of the first step of the goodwill impairment test, the Company determined that the fair value of its business was less than its carrying value as of September 30, 2011. As a result, the Company performed the second step of the goodwill impairment test. Based on the result of the second step test the Company determined that the implied fair value of goodwill was greater than the carrying amount of goodwill as of September 30, 2011 and therefore no impairment of goodwill is required as of September 30, 2011. Because of the significance of the Company’s remaining goodwill and intangible asset balances, any future impairment of these assets could have a material adverse effect on its financial condition and results of operations, although, as a charge, it would have no effect on the Company’s cash flow. Significant impairments may also impact shareholders’ equity.

Long-Lived Assets — An intangible and long-lived asset that is subject to amortization is reviewed for impairment in accordance with the guidance for impairment or disposal of long-lived assets. If indicators of impairment are present, then a recoverability test is performed based on an estimate of undiscounted cash flows expected to result from the use of the intangible and long-lived asset compared to its carrying value. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the Company’s business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the intangible or long-lived asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models. The Company’s significant amortizable intangible and long-lived assets include fixed assets and intangible assets for customer relationships and patents.

During the fourth quarter of fiscal 2011, the Company determined that indicators of impairment existed based on its operating results for the fiscal year ended September 30, 2011 and decreases in sales forecasts for future periods. As a result of these indicators of impairment the Company compared the sum of the undiscounted cash flows related to customer relationship and patent intangible assets to their carrying values as of September 30, 2011. The sum of undiscounted cash flows related to the customer relationships intangible asset was less than its carrying value, therefore we recorded an impairment charge of $19.1 million representing the difference between its fair value and its carrying value as of September 30, 2011. The sum of undiscounted cash flows related to the patents intangible asset was greater than its carrying value as of September 30, 2011 therefore no impairment charge was recorded on the patents intangible asset as of September 30, 2011.

An intangible asset that is not subject to amortization is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset to its carrying amount. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models. The Company’s indefinite-lived intangible assets consist of in-process research and development (“IPR&D”) and trade name and trademarks.

During the fourth quarter of fiscal 2011, the Company determined that indicators of impairment existed based on its operating results for the fiscal year ended September 30, 2011 and decreases in sales forecasts for future periods. As a result of these indicators of impairment, the Company tested its indefinite-lived intangible assets for impairment by comparing the fair value of the indefinite-lived intangible assets to their carrying amounts. The fair value of the IPR&D intangible asset, based on a discounted cash flow model using the revised sales forecast for each project which continued to be classified as IPR&D as of September 30, 2011, was less than the carrying amount of the IPR&D intangible asset as of September 30, 2011 resulting in an impairment charge of $15.1 million. In addition, one IPR&D project was completed and a product based on the project began shipping as of September 30, 2011. As a result, the fair value of the project, based on the discounted cash flow from the product shipments was transferred to amortizable intangible assets as of September 30, 2011. The fair value for this project was calculated to be $0.9 million, which was less than the historical carrying value of the project in IPR&D of $4.1 million as of the Merger date resulting in an impairment charge of $3.2 million. Amortization expense on the project in the successor period from April 20, 2011 through September 30, 2011 was $0.1 million. The fair value of the trade name and trademarks intangible asset, based on a discounted cash flow model using the revised sales forecast was less than the carrying amount of trade name and trademarks resulting in an impairment charge of $3.6 million.

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

The following potentially dilutive securities have been excluded from the diluted net (loss) income per share calculations because their effect would have been antidilutive (in thousands):

	Predecessor
	Period from October 2, 2010 through April 19, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Employee stock options and restricted stock units	1,268	4,350	5,624
4.00 % convertible subordinated notes due March 2026	172	228	5,081

	1,440	4,578	10,705

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

The acquisition of the Company’s Common Stock in connection with the Merger triggered an ownership change under Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Section 382 imposes an annual limitation (based upon the value at the time of the ownership change, as determined under Section 382 of the Internal Revenue Code) on the amount of taxable income that can be offset with net operating loss (“NOL”) carryovers that existed at time of the acquisition. Section 383 will also limit the Company’s ability to use R&D tax credit carryovers. In addition, as the tax basis of the Company’s assets exceeded the fair market value of its assets at the time of the ownership change, Section 382 will also limit the Company’s ability to use amortization of capitalized R&D and goodwill to offset taxable income for the first five years following an ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. Similar limitations have been implemented by states and certain foreign jurisdictions. The Company is in the process of finalizing the impact of Section 382 on the Company’s deferred tax items and, it has preliminarily assesed the impact of Section 382 on its fully reserved deferred tax assets. The Company expects the change of ownership to significantly limit its ability to utilize its federal and state deferred tax assets and expects to impair the carrying value of its deferred tax assets and change the amount of the Company’s unrecognized tax benefits. As the federal and state deferred tax assets are fully reserved, the Company does not expect this impairment to have an impact on its current year financial position or results of operations. However, the limitation on the use of the Company’s NOLs, credits and amortization which resulted from the ownership changes could adversely impact its future operating results and financial condition.

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

At September 30, 2011 and October 1, 2010, the Company had one customer that owed 17% and 13%, respectively, of net accounts receivable. In the successor fiscal period from April 20, 2011 through September 30, 2011 and the predecessor period from October 2, 2010 through April 19, 2011, there was one distributor that accounted for 14% of net revenues. In the predecessor fiscal year ended October 1, 2010 and 2009, there was one distributor that accounted for 13% and 23% of net revenues, respectively.

Supplemental Cash Flow Information — Cash paid for interest in the successor fiscal period from April 20, 2011 through September 30, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 was $9.8 million and $10.2, respectively. Cash paid for interest was $17.4 million and $20.3 million during the predecessor fiscal years ended October 1, 2010 and 2009, respectively. Net income taxes paid in the successor fiscal period from April 20, 2011 through September 30, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 was $0.2 million and $0.3 million, respectively. Net income taxes paid were $2.1 million and $1.4 million during the predecessor fiscal years ended October 1, 2010 and 2009, respectively.

Accumulated Other Comprehensive Income — Other comprehensive income includes foreign currency translation adjustments and unrealized gains on marketable securities. The components of accumulated other comprehensive income are as follows (in thousands):

	Successor	Predecessor
	September 30, 2011	October 1, 2010
Foreign currency translation adjustments	$195	$1,193
Unrealized gains on available-for-sale securities	—	13

Accumulated other comprehensive income	$195	$1,206

Business Enterprise Segments

The Company operates in one reportable segment — semiconductor system solutions. Public business enterprises report information about operating segments in their annual consolidated financial statements. The Company has one operating segment, comprised of one reporting unit, which was identified based upon the availability of discrete financial information and the chief operating decision makers regular review of the financial information for this operating segment.

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

Total merger consideration:
Cash paid to shareholders	$197,336
Cash paid to holders of cancelled stock options and RSUs upon change of control	6,427
Bank line of credit assumed and repaid	102

Total merger consideration	203,865

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	60,794
Accounts receivable	25,530
Inventories	40,573
Other current assets	8,582
Property and equipment	11,866
Intangible assets	118,600
Other assets	26,465
Accounts payable	(14,215)
Deferred income tax liabilities, net	(21,655)
Other liabilities - current and long term	(81,403)
Long-term debt	(195,125)

Net liabilities assumed	(19,988)

Excess purchase price atttributed to goodwill acquired (1)	$223,853

(1)	As of September 30, 2011, the Company adjusted goodwill retrospectively to the Merger date for the $0.8 million replacement award liability recorded as part of the purchase price and reversed $0.3 million liability recorded subsequent to the Merger date up to the issuance of the Plan. The Company also adjusted goodwill retrospectively for adjustments to fair value of its 7.5% investment in Uptown Newport L.P., electronic design tools, customer rebate reserves and accrued royalties totaling $2.0 million.

The preliminary fair value of the acquired intangible assets was determined using the following income valuation approaches. In estimating the preliminary fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following as of the acquisition date (in thousands):

	Valuation Method	Estimated Fair Value	Remaining Useful Life (yrs) (1)
Customer relationships	Multi-Period Excess Earnings (2)	$50,300	7.0
In-process research and development (“IPR&D”)	Multi-Period Excess Earnings (2)	46,000	—
Trade name and trademarks	Relief-from-Royalty (3)	15,100	—
Backlog	Multi-Period Excess Earnings (2)	4,200	0.5
Patents	Relief-from-Royalty (3)	2,900	8.3
Non-compete agreement	Comparative Business Valuation (4)	100	1.0

Total purchased intangible assets		$118,600

(1)	Determination of the estimated useful lives of the individual categories of purchased intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives are recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows.
(2)	The Multi-Period Excess Earnings method is a discounted cash flow method within the income approach which estimates a purchased intangible asset value based on the present value of the projected excess net cash flows derived from the operations of the business. The value attributed to customer relationship and backlog intangible assets was based on projected net cash inflows from existing contracts or relationships. The value attributed to IPR&D intangible assets was based on projected net cash inflows from estimates for projects under development.
(3)	The Relief-from-Royalty method is a discounted cash flow method within the income approach which calculates the value attributable to owning the trade name, trademarks and patents as opposed to paying a third-party for their use.
(4)	The Comparative Business Valuation method is a discounted cash flow method within the income approach where the value of the intangible asset is estimated based on the difference in value with and without the non-compete agreement in place.

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

Subsequent to the Merger, Conexant Holdings issued the 2011 Incentive Compensation Plan (“the Plan”). Stock options issued under the Plan were deemed appropriate replacements for RSUs which were outstanding at the time of the Merger and held by employees who were employed by the successor company at the time the Plan was issued. As of September 30, 2011, the Company reduced retrospectively to the Merger date the $0.8 million replacement award liability recorded as part of the purchase price and reversed $0.3 million liability recorded subsequent to the Merger date up to the issuance of the Plan. Stock option expense recorded upon grant of options under the Plan was immaterial.

During the fourth quarter of fiscal 2011, the Company determined that indicators of impairment existed based on its operating results for the fiscal year ended September 30, 2011 and decreases in sales forecasts for future periods. As a result of these indicators of impairment, the Company tested its indefinite-lived intangible assets for impairment by comparing the fair value of the indefinite-lived intangible assets to their carrying amounts. The fair value of the IPR&D intangible asset, based on a discounted cash flow model using the revised sales forecast for each project which continued to be classified as IPR&D as of September 30, 2011, was less than the carrying amount of the IPR&D intangible asset as of September 30, 2011 resulting in an impairment charge of $15.1 million. In addition, one IPR&D project was completed and a product based on the project began shipping as of September 30, 2011. As a result, the fair value of the project, based on the discounted cash flow from the product shipments was transferred to amortizable intangible assets as of September 30, 2011. The fair value for this project was calculated to be $0.9 million, which was less than the historical carrying value of the project in IPR&D of $4.1 million as of the Merger date resulting in an impairment charge of $3.2 million. Amortization expense on the project in the successor period from April 20, 2011 through September 30, 2011 was $0.1 million. The fair value of the trade name and trademarks intangible asset, based on a discounted cash flow model using the revised sales forecast was less than the carrying amount of trade name and trademarks resulting in an impairment charge of $3.6 million.

The Company also tested its amortizable intangible assets by comparing the sum of the undiscounted cash flows related to customer relationship and patent intangible assets to their carrying values as of September 30, 2011. The sum of undiscounted cash flows related to the customer relationships intangible asset was less than its carrying value, therefore we recorded an impairment charge of $19.1 million representing the difference between its fair value and its carrying value as of September 30, 2011. The sum of undiscounted cash flows related to the patents intangible asset was greater than its carrying value as of September 30, 2011 therefore no impairment charge was recorded on the patents intangible asset as of September 30, 2011.

Transaction Costs:

In the successor period from April 20 through September 30, 2011 and the predecessor period October 2, 2010 through April 19, 2011, the Company recorded $0.1 million and $16.9 million, respectively, in Merger related transaction costs for accounting, investment banking, legal and other costs including a $7.7 million termination fee in the predecessor period to SMSC upon termination of the SMSC Agreement.

Pro Forma Financial Information:

The following unaudited pro forma results of operations assume that the Merger had occurred on October 2, 2010 for the fiscal year ended September 30, 2011 and October 3, 2009 for the fiscal year ended October 1, 2010 after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets, and other acquisition-related adjustments in connection with the Merger. These unaudited pro forma results exclude transaction costs incurred in connection with the Merger. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on those dates, nor of the results that may be obtained in the future.

	Pro Forma Results of Operations
	Fiscal year Ended September 30, 2011	Fiscal year Ended October 1, 2010
	(in thousands)
Net revenues	$166,041	$240,726
Net loss	(118,126)	(12,754)

3.	Sale of Assets

On December 22, 2010, the Company sold certain real property adjacent to its Newport Beach, California headquarters to Uptown Newport L.P. for $23.5 million, which consisted of $21.5 million in cash and a limited partnership interest in the property, which the Company has valued at $0.4 million. The property primarily consists of approximately 25 acres of land, and included two leased buildings, improvements and site development costs. The net book value of the property sold was as follows (in thousands):

Predecessor
Land	$1,662
Land and leasehold improvements, net	356
Buildings, net	5,610
Machinery and equipment, net	262
Site development costs	7,583

$15,473

The Company has continuing involvement with the property related to groundwater and soil remediation, and therefore at the time of the sale deferred the gain of $6.9 million on the monetary portion of the proceeds of the transaction, net of transaction costs of $0.4 million. The deferred gain was eliminated in the Merger purchase price allocation. Responsibility for soil remediation was transferred to Uptown Newport L.P. with the Company retaining certain obligations to assist in the soil remediation process for up to five years (or earlier under certain circumstances set forth in the agreement between the parties). Responsibility for groundwater remediation remains with the Company. The Company has accrued $3.8 million of reserves as of September 30, 2011 based on management’s best estimate of remaining remediation costs, of which $2.8 million is classified in long-term other liabilities. The reserve for remediation costs is recorded at its undiscounted value because the amount and timing of cash payments are not fixed or reliably determinable.

The Company retained an approximately 7.5% limited partnership interest in the property that is recognized at an estimated fair value of $2.0 million. The limited partnership interest holds its limited partnership interest in Uptown Newport L.P., which will own, operate and develop the real property sold by the Company in December 2010. The Company has the option to sell its partnership interest to the developer at $2.0 million plus a 12% return, if Uptown Newport L.P obtains certain financing. The $0.4 million fair market value is derived in large part based on the Company’s estimate of the probability that the Company will be able to exercise its put option to sell its interest in the partnership.

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

At the closing of the transaction, the Company recorded aggregate proceeds of $52.8 million, which was comprised of $46.3 million in cash and $6.5 million of escrow funds, which represents the net present value of $6.8 million in escrowed funds deposited. Investment banking, legal and other fees related to the transaction amounted to $1.7 million. The escrow account was released in the fourth quarter of the predecessor fiscal year ended October 1, 2010. As a result of the completion of the transaction, certain assets and liabilities were applied to the net proceeds of $51.1 million received to calculate the net gain on the sale of $39.2 million.

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company determined that the BBA business, which constituted an operating segment of the Company, qualified as discontinued operations. The results of the BBA business have been reported as discontinued operations in the consolidated statements of operations for all periods presented. Interest expense has been allocated based on the provisions of the accounting guidance for allocation of interest to discontinued operations. For the fiscal year ended October 2, 2009 interest expense allocated to discontinued operations was $2.7 million.

There was no BBA activity in the successor period. In the predecessor period from October 2, 2010 through April 19, 2011 and the fiscal years ended October 1, 2010 and October 2, 2009, BBA revenues and pretax (income) loss classified as discontinued operations was zero and $(0.1) million, $1.4 million and $(1.0) million and $113.6 million and $4.8 million, respectively.

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

For the successor period from April 20, 2011 through September 30, 2011 BMP revenues and pretax loss classified as discontinued operations was zero and $2.3 million. For the predecessor period from October 2, 2010 through April 19, 2011 and the fiscal years ended October 1, 2010 and October 2, 2009, BMP revenues and pretax loss classified as discontinued operations was zero and $0.8 million, zero and $2.9 million and $3.0 million and $11.2 million, respectively.

4.	Business Combinations

In December 2008, the Company acquired certain assets from Analog Devices Inc. (“ADI”) used in the operation of ADI’s “Integrated Audio Group” (“ADI Audio”) and a license to the right to manufacture and sell certain products related to ADI Audio. Of the $3.8 million purchase price, $1.3 million was allocated to net tangible assets and $2.5 million was allocated to the cost of the license. The acquisition was accounted for using the purchase method of accounting in accordance with the accounting guidance for business combinations. The Company’s consolidated statements of operations include the results of ADI from the date of acquisition. The pro forma effect of the transactions was not material to the Company’s consolidated statement of operations for the predecessor fiscal year ended October 2, 2009.

5.	Fair Value of Certain Financial Assets and Liabilities

Level 1 financial assets and liabilities consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s cash equivalents consist primarily of funds in money market accounts, which are classified within Level 1 of the fair value hierarchy. Cash equivalents at September 30, 2011 and October 1, 2010 were $23.0 million and $41.9 million, respectively.

Level 2 financial assets and liabilities consist of inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The Company had no financial assets or liabilities classified as Level 2 as of September 30, 2011. The Company had marketable securities of $20.1 million as of October 1, 2010 whose values are based on broker or dealer quotes or the pricing of a similar security.

Level 3 financial assets and liabilities consist of inputs that are both significant to the fair value measurement and unobservable, and consist of the Company’s warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. The warrant was valued using the Black-Scholes-Merton model with an expected term of 1.75 years, expected volatility of 64%, a weighted average risk-free interest rate of 0.22% and no dividend yield. The fair value of the Mindspeed warrant was $1.7 million and $20.7 million as of September 30, 2011 and October 1, 2010, respectively.

The fair value of other financial instruments, which consist of the Company’s 11.25% senior secured notes due 2015, was $196.0 million as of September 30, 2011. The fair value of the 11.25% senior secured notes is based on an indicative bid price provided by the underwriter of the senior secured notes, and was 112.0% of par as of September 30, 2011.

6.	Supplemental Balance Sheet Data

Inventories

Inventories consist of the following (in thousands):

	Successor	Predecessor
	September 30, 2011	October 1, 2010
Work-in-process	$7,973	$4,840
Finished goods	4,720	3,907

Total inventories	$12,693	$8,747

Finished goods as of September 30, 2011 includes $1.2 million remaining step-up to fair value recorded in connection with the Merger.

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

The Company recorded a lower of cost or market adjustment of $0.2 million in the successor period from April 20, 2011 through September 30, 2011 reflecting a price decrease on certain inventory. There were no lower of cost or market adjustments in any other period presented.

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Successor	Predecessor
	September 30, 2011	October 1, 2010
Land and leasehold improvements	2,893	4,721
Buildings	311	2,540
Machinery and equipment	9,335	28,857
Construction in progress	—	12

	12,539	36,130
Accumulated depreciation and amortization	(1,747)	(30,050)

	$10,792	$6,080

The basis of property, plant and equipment as of September 30, 2011 is fair value recorded as of the merger date and depreciation recorded for the period from April 20, 2011 through September 30, 2011.

For the successor period from April 20, 2011 through September 30, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 and the fiscal years ended October 1, 2010 and October 2, 2009, depreciation expense was $1.7 million, $1.4 million, $3.4 million and $8.2 million, respectively.

During fiscal 2010, as a result of a physical inventory of fixed assets conducted during the fiscal year, the Company retired fixed assets with a gross book value of $31.6 million that were fully depreciated and no longer in use.

During fiscal 2009, the Company recorded an impairment charge of $0.9 million on its fixed assets, $0.2 million of which were charged to continuing operations and $0.7 million of which were charged to discontinued operations.

Goodwill and Purchased Intangible Assets

Intangible assets consist of the following as of September 30, 2011 (in thousands):

	Successor
	September 30, 2011
	Weighted Average Life (yrs)	Gross Carrying Amount	Transfers	Accumulated Amortization	Impairment	Book Value
Intangible assets subject to amortization:
Customer relationships	7.0	$50,300	$—	$(4,682)	$(19,128)	$26,490
Backlog	0.5	4,200	—	(4,200)	—	—
Patents	8.3	2,900	—	(158)	—	2,742
R&D assets	3.0	—	892	(54)	—	838
Software licenses	—	—	—	—	—	—
Non-compete agreement	1.0	100	—	(45)	—	55

		$57,500	$892	$(9,139)	$(19,128)	$30,125

Intangible assets not subject to amortization:
In-process research and development		46,000	(892)		(18,258)	26,850
Trade name and trademarks		15,100	—		(3,650)	11,450

		$61,100	$(892)		$(21,908)	$38,300

Intangible assets are amortized over their estimated useful lives either on a straight-line or accelerated basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from approximately six months to eight years, with no residual value. During the successor period from April 20, 2011 through September 30, 2011, the Company recognized intangible amortization expense of $9.1 million. During the predecessor period from October 2, 2010 through April 19, 2011, the Company recognized intangible amortization expense of $0.6 million.

Intangible assets are amortized over a weighted-average remaining period of approximately 6.6 years. Annual amortization expense is expected to be as follows (in thousands):

	Fiscal Year
	2012	2013	2014	2015	2016	Thereafter
Amortization expense	$7,967	$6,240	$4,923	$3,658	$2,893	$4,444

Acquired IPR&D intangible assets consist of projects in the Company’s audio, imaging and video product lines. All of the projects were in the development phase and were incomplete at the Merger date. In the successor period from April 20, 2011 through September 30, 2011, one audio project reached technological feasibility and the related product began shipping. The fair value of the project was determined to be $0.9 million, amortizable over the life of the product which is estimated to be three years. The remaining IPR&D projects have yet to reach technological feasibility and will continue to be amortized over their remaining estimated useful lives or, if they do not reach technological feasibility their cost will be charged to expense. Cash flows from IPR&D intangible assets in fiscal 2011 consist of project expenses. Revenues and gross margin contribution are not expected from remaining IPR&D intangible assets until fiscal 2012.

During the fourth quarter of fiscal 2011, the Company determined that indicators of impairment existed based on its operating results for the fiscal year ended September 30, 2011 and decreases in sales forecasts for future periods. As a result of these indicators of impairment the Company tested its amortizable intangible assets by comparing the sum of the undiscounted cash flows related to customer relationship and patent intangible assets to their carrying values as of September 30, 2011. The sum of undiscounted cash flows related to the customer relationships intangible asset was less than its carrying value, therefore we recorded an impairment charge of $19.1 million representing the difference between its fair value and its carrying value as of September 30, 2011. The sum of undiscounted cash flows related to the patents intangible asset was greater than its carrying value as of September 30, 2011 therefore no impairment charge was recorded on the patents intangible asset as of September 30, 2011.

The Company tested its indefinite-lived intangible assets for impairment by comparing the fair value of the indefinite-lived intangible assets to their carrying amounts. The fair value of the IPR&D intangible asset, based on a discounted cash flow model using the revised sales forecast for each project which continued to be classified as IPR&D as of September 30, 2011, was less than the carrying amount of the IPR&D intangible asset as of September 30, 2011 resulting in an impairment charge of $15.1 million. The fair value of the completed IPR&D project of $0.9 million was less than the historical carrying value of the project in IPR&D of $4.1 million as of the Merger date resulting in an impairment charge of $3.2 million. Amortization expense on the project in the successor period from April 20, 2011 through September 30, 2011 was $0.1 million. The fair value of the trade name and trademarks intangible asset, based on a discounted cash flow model using the revised sales forecast was less than the carrying amount of trade name and trademarks resulting in an impairment charge of $3.6 million.

Intangible assets consist of the following as of October 1, 2010 (in thousands):

	Predecessor
	October 1, 2010
	Gross Carrying Amount	Accumulated Amortization	Book Value
Product licenses	$2,400	$(1,004)	$1,396
Other intangible assets	6,830	(3,918)	2,912

	$9,230	$(4,922)	$4,308

During the predecessor fiscal year ended October 2, 2009, the Company recorded impairment charges related to intangible assets of $0.3 million, which were charged to discontinued operations.

The changes in the carrying amounts of goodwill were as follows (in thousands):

	Fiscal Period Ended
	Successor	Predecessor
	September 30, 2011	April 19, 2011	October 1, 2010
Goodwill at beginning of period	$109,908	$109,908	$109,908
Predecessor goodwill eliminated in purchase accounting	(109,908)	—	—
Excess purchase price atttributed to goodwill acquired	223,853	—	—

Goodwill at end of period	$223,853	$109,908	$109,908

Based on the result of the first step of the goodwill impairment test, the Company determined that the fair value of its business was less than its carrying value as of September 30, 2011. As a result, the Company performed the second step of the goodwill impairment test. Based on the result of the second step test the Company determined that the implied fair value of goodwill was greater than the carrying amount of goodwill as of September 30, 2011 therefore no impairment of goodwill is required as of September 30, 2011. Because of the significance of the Company’s remaining goodwill and intangible asset balances, any future impairment of these assets could have a material adverse effect on its financial condition and results of operations, although, as a charge, it would have no effect on our cash flow. Significant impairments may also impact shareholders’ equity.

Other Current Assets

Other current assets consist of the following (in thousands):

	Successor	Predecessor
	September 30, 2011	October 1, 2010
Other receivables	$499	$678
Deferred tax asset	—	121
Prepaid technical licenses	3,792	4,180
Other prepaid expenses	2,228	6,402
Other current assets	1,050	3,309

	$7,569	$14,690

Other Assets

Other assets consist of the following (in thousands):

	Successor	Predecessor
	September 30, 2011	October 1, 2010
Mindspeed warrant	$1,708	$20,685
Long-term restricted cash	5,064	5,600
Electronic design automation tools	1,897	6,830
Deferred debt issuance costs	—	4,386
Investments	5,570	3,290
Deferred tax asset	1,348	1,409
Other non-current assets	1,252	864

	$16,839	$43,064

Amounts in the prior year have been reclassified to conform with the current year presentation.

Mindspeed Warrant

The Company has a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. At September 30, 2011 and October 1, 2010, the market value of Mindspeed common stock was $5.20 and $7.73 per share, respectively. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other (income) expense, net each period. At September 30, 2011 and October 1, 2010, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $1.7 million and $20.7 million, respectively. At September 30, 2011, the warrant was valued using the Black-Scholes-Merton model with an expected term of 1.75 years, expected volatility of 64%, a weighted average risk-free interest rate of 0.22% and no dividend yield. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.

Technology License

As a result of the sale of the Company’s BBA business and decrease in revenues in the continuing business, the Company determined that the technology license with Freescale Semiconductor Inc. had no value and therefore recorded an impairment charge of $8.3 million for the license, of which $3.3 million was recorded in discontinued operations and $5.0 million in operating expenses in the predecessor year ended October 2, 2009.

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	Successor	Predecessor
	September 30, 2011	October 1, 2010
Restructuring and reorganization liabilities	$4,242	$6,088
Impaired lease liabilities	1,090	500
Accrued technical licenses	3,948	5,139
Income tax liabilities	37	488
Deferred tax liabilities	9,277	—
Accrued customer rebates	11,306	9,918
Accrued interest	971	1,019
Environmental remediation reserve - short-term.	1,001	172
Other	1,802	8,512

	$33,674	$31,836

Amounts in the prior year have been reclassified to conform with the current year presentation.

Other Liabilities

Other liabilities consist of the following (in thousands):

	Successor	Predecessor
	September 30, 2011	October 1, 2010
Restructuring and reorganization liabilities	26,768	27,733
Impaired lease liabilities	1,989	1,036
Deferred gain on sale of building	—	6,887
Deferred tax liability	10,616	—
Income tax liabilities	7,977	9,186
Accrued technical licenses	1,498	6,038
Retirement plans	3,076	2,996
Environmental remediation reserve - long-term	2,756	492
Other	2,677	2,829

	$57,357	$57,197

Amounts in the prior year have been reclassified to conform with the current year presentation.

7.	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Successor	Predecessor
	Period from April 20, 2011 through September 30, 2011	Period from October 2, 2010 through April 19, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Current:
United States	$—	$—	$(54)	$(149)
Foreign	360	349	2,591	269
State and local	10	11	11	(10)

Total current	370	360	2,548	110

Deferred:
United States	(2,784)	—	—	—
Foreign	161	20	(1,981)	761
State and local	(342)	—	—	—

Total deferred	(2,965)	20	(1,981)	761

	$(2,595)	$380	$567	$871

The acquisition of the Company’s Common Stock in connection with the Merger triggered an ownership change under Section 382. Section 382 imposes an annual limitation (based upon the value at the time of the ownership change, as determined under Section 382 of the Internal Revenue Code) on the amount of taxable income that can be offset with NOL carryovers that existed at time of the acquisition. Section 383 will also limit the Company’s ability to use R&D tax credit carryovers. In addition, as the tax basis of the Company’s assets exceeded the fair market value of its assets at the time of the ownership change, Section 382 will also limit the Company’s ability to use amortization of capitalized R&D and goodwill to offset taxable income for the first five years following an ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. Similar limitations have been implemented by states and certain foreign jurisdictions. The Company is in the process of finalizing the impact of Section 382 on the Company’s deferred tax items and, it has preliminarily assessed the impact of Section 382 on our fully reserved deferred tax assets. The change of ownership has significantly limited the Company’s ability to utilize its federal and state deferred tax assets and impaired the carrying value of the deferred tax assets and changed the amount of our unrecognized tax benefits. As the federal and state deferred tax assets are fully reserved, this impairment has not had an impact on the Company’s current year financial position or results of operations. However, the limitation on the use of the Company’s NOLs, credits and amortization which resulted from the ownership changes could adversely impact the Company’s future operating results and financial condition.

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

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

	Successor	Predecessor
	September 30, 2011	October 1, 2010
Deferred tax assets:
Intangible assets	$32,112	$121,009
Capitalized research and development	51,007	232,709
Net operating losses	119,231	628,359
Research and development and investment credits	1,346	153,905
Other, net	47,623	95,052
Valuation allowance	(223,702)	(1,175,361)

Total deferred tax assets	27,617	55,673

Deferred tax liabilities:
Property	(2,664)	—
Other	(11,821)	—
Amortization	(11,783)	—
Deferred state taxes	—	(54,143)
Indefinite life assets	(19,894)	—

Total deferred tax liabilities	(46,162)	(54,143)

	$(18,545)	$1,530

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

Accounting guidance further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s cumulative losses, the Company concluded that a full valuation allowance was required as of September 30, 2011 and October 1, 2010 for federal and state purposes. However, domestic operations recorded a deferred tax liability of $19.9 million for indefinite-lived intangibles. As of the successor fiscal year ended September 30, 2011, foreign operations recorded a $1.3 million net deferred tax asset. As of the predecessor fiscal year ended October 1, 2010, foreign operations recorded a $1.5 million net deferred tax asset.

The valuation allowance decreased $952.6 million during the successor period from April 20, 2011 through September 30, 2011. The decrease in the successor fiscal year ended September 30, 2011 was primarily due to Sections 382 and 383 limitations. The valuation allowance decreased $16.7 million during the predecessor fiscal year ended October 1, 2010. The decrease in the predecessor fiscal year ended October 1, 2010 was primarily due to income and the expiration of net operating losses and deferred stock compensation that expired without benefit.

As a result of the Section 382 and 383 limitations the Company’s deferred tax assets at September 30, 2011 do not have excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryovers. The Company’s deferred tax assets at October 1, 2010 did not include $20.8 million of excess tax benefits from employee stock option exercises that were a component of the Company’s net operating loss carryovers.

As a result of the Section 382 limitation, as of September 30, 2011, the Company has U.S. federal and California net realizeable net operating loss carryforwards of approximately $272 million and $553 million, respectively. The Company has written off NOL carry forwards prior to the statutory expiration dates for amounts that it preliminarily expects to be unutilized. If unutilized, the net operating losses will expire at various dates between 2012 and 2031. As a result of the Section 383 limitation the Company has net realizable federal tax credit carryforwards of $0.5 million that expire in 2031. The Company also has net realizable state income tax credit carryforwards of approximately $0.8 million that have no expiration date.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	Successor	Predecessor
	Period from April 20, 2011 through September 30, 2011	Period from October 2, 2010 through April 19, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
U.S. Federal stautory tax at 35%	$(37,801)	$(14,453)	$8,005	$(12,873)
State taxes, net of federal effect	(215)	(834)	1,165	348
U.S. and foreign income taxes on foreign earnings	442	54	(1,197)	7,863
Research and development credits	(527)	(468)	(186)	(939)
Valuation allowance	34,733	905	(16,658)	(8,808)
Detriment/(benefit) from discontinued operations and equity method investments, net of impairments	—	—	4,614	6,670
Asset impairments	—	—	—	4,494
Stock options	—	2,399	4,440	3,189
Other	773	12,777	384	927

Provision for income taxes	$(2,595)	$380	$567	$871

Income (loss) from continuing operations before income taxes and (loss) gain on equity investments consists of the following components (in thousands):

	Successor	Predecessor
	Period from April 20, 2011 through September 30, 2011	Period from October 2, 2010 through April 19, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
United States	$(108,229)	$(43,536)	$20,073	$(32,737)
Foreign	224	748	2,799	(4,042)

	$(108,005)	$(42,788)	$22,872	$(36,779)

Certain of the Company’s foreign income tax returns for the years 2001 through 2008 are currently under examination. Management believes that adequate provision for income taxes has been made for all years, and the results of the examinations will not have a material impact on the Company’s financial position, cash flows or results of operations.

No provision has been made for U.S. federal or deemed distribution of approximately $0.8 million and $0.8 million of undistributed earnings of foreign subsidiaries as of September 30, 2011 and October 1, 2010, respectively, which are permanently reinvested.

The following table summarizes the successor and predecessor fiscal years ended September 30, 2011 and October 1, 2010 activity related to the Company’s unrecognized tax benefits:

	Successor	Predecessor
	Period from April 20, 2011 through September 30, 2011	Period from October 2, 2010 through April 19, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Beginning balance	$63,436	$68,021	$73,837	$77,304
Increases related to current year tax positions	121	334	2,822	730
Decreases related to prior year tax positions	(15)	(212)	—	—
Expiration of the statue of limitations for the assessment of taxes	(747)	(346)	(9,130)	(4,429)
Other	(54,538)	(4,361)	492	232

Ending balance	$8,257	$63,436	$68,021	$73,837

The reductions in our unrecognized tax benefits of $57.6 million in 2011 were primarily due to the Section 382 and 383 limitations on the Company’s net operating losses and credits. As the Company reduced its net operating losses and credits for the Section 382 and 383 limitations it also reduced the related reserves.

The Company also accrued potential interest of $0.5 million related to these unrecognized tax benefits during the combined successor fiscal period from April 20, 2011 through September 30, 2011 and predecessor period from October 2, 2010 through April 19, 2011. The Company also accrued potential interest of $0.5 million during the predecessor fiscal year 2010. As of September 30, 2011, the Company has recorded a liability for potential interest of $1.7 million related to these positions. The Company expects $1.4 million of the unrecognized tax benefits, primarily related to foreign reserves to reverse over the next 12 months. The Company does not expect its uncertain tax positions to otherwise change materially over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The fiscal 2006 through 2010 tax years generally remain subject to examination by federal and most state tax authorities.

8.	Debt

	Successor	Predecessor
	September 30, 2011	October 1, 2010
Short-term debt:
4.00% convertible subordinated notes due March 2026, net of debt discount of $240	$—	$10,978

Long-term debt:
11.25% senior secured notes due March 2015, net of premium (discount) of $18,121 and $(1,457)	$193,121	$173,543

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

Upon a change of control, the Company must offer to repurchase the senior notes at a repurchase price equal to 101% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date. In connection with the Merger, the Company commenced a change of control offer (the “Offer”) on May 27, 2011 to purchase any and all of its $175.0 million senior notes. If all holders of the senior notes had accepted the Offer, the Company would have been obligated to repurchase the senior notes for an aggregate of $176.75 million plus accrued and unpaid interest. The Offer expired on June 29, 2011 and was not extended by the Company. No senior notes were tendered by their holders under the offer. At the date of the Merger, the senior notes were valued at 111.50% of par or $195.1 million resulting in a premium of $20.1 million. Amortization of the premium in the successor period from April 20, 2011 through September 30, 2011 was $2.0 million.

Floating rate senior secured notes due November 2010 — In December 2009, the Company repurchased outstanding $61.4 million floating rate senior secured notes due November 2010 at a price of 101% of par and recorded a loss on extinguishment of $0.6 million. The notes were guaranteed by certain of the Company’s U.S. subsidiaries. The guarantee was released on December 22, 2009.

4.00% convertible subordinated notes due March 2026 — In March 2006, the Company issued $200.0 million principal amount of convertible notes and, in May 2006, the initial purchaser of the convertible notes exercised its option to purchase an additional $50.0 million principal amount of the convertible notes. Total proceeds to the Company from these issuances, net of issuance costs, were $243.6 million. The convertible notes were general unsecured obligations of the Company. Interest on the convertible notes was payable in arrears semiannually on each March 1 and September 1, beginning on September 1, 2006. The convertible notes were convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $49.20 per share, subject to adjustment for certain events. Upon conversion, the Company had the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Beginning on March 1, 2011, the convertible notes could be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders could require the Company to repurchase, for cash, all or part of their convertible notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest. The Company redeemed with cash the remaining $l1.2 million of convertible notes when they matured on March 1, 2011. Interest expense on the convertible notes for the predecessor period from October 2, 2010 through April 19, 2011 was $0.4 million, which includes $0.2 million of debt discount amortization. Interest expense on the convertible notes for the predecessor fiscal years ended October 1, 2010 and October 2, 2009 was $13.2 million and $24.0 million, which includes $7.8 million and $14.0 million of debt discount amortization, respectively.

Accounts Receivable Financing Facility — Effective on the date of the Merger, the Company’s credit facility with a bank was terminated. No amounts were due under the facility at the termination date.

As of September 30, 2011, following are the maturities of debt payment for each of the next five years:

	Fiscal Year
	2012	2013	2014	2015	2016	Total
Payments due	$—	$—	$—	$175,000	$—	$175,000

9.	Commitments and Contingencies

Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2021 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases in the successor period from April 20, 2011 through September 30, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 was approximately $2.7 million and $3.8 million, respectively. Rental expense under operating leases during the predecessor fiscal years ended October 1, 2010 and 2009 was $9.8 million and $14.9 million, respectively.

At September 30, 2011, future minimum lease payments, net of sublease income, under non-cancelable operating leases were as follows (in thousands):

Fiscal Year Ending	Lease Payments	Sublease Income	Net Obligations
2012	$13,717	$(4,968)	$8,749
2013	13,799	(4,456)	9,343
2014	12,702	(4,117)	8,585
2015	10,118	(3,206)	6,912
2016	7,963	(1,374)	6,589
Thereafter	9,196	(220)	8,976

Total future minimum lease payments	$67,495	$(18,341)	$49,154

The summary of future minimum lease payments includes an aggregate gross amount of $53.2 million of lease obligations that principally expire through fiscal 2021, which have been accrued for in connection with the Company’s reorganization and restructuring actions.

Legal Matters

Litigation Relating to the Previously Contemplated Merger with SMSC

Between January 10, 2011 and February 11, 2011, the Company, the members of the Company’s board of directors and, in certain of the lawsuits, the Company’s President and Chief Executive Officer, its former Chief Financial Officer, SMSC and/or Comet Acquisition Corp. were named as defendants in 12 purported class action lawsuits in connection with the transactions previously contemplated by the SMSC Agreement filed by stockholders in the Superior Court of the State of California, County of Orange, an additional five such lawsuits filed in the Court of Chancery of the State of Delaware and one such lawsuit filed in the United States District Court, Central District of California. On February 9, 2011, the first four

Delaware actions were consolidated under the caption In re Conexant Systems, Inc. Shareholders Litigation , Consolidated C.A. No. 6136-VCP. On March 3, 2011, a number of the California state plaintiffs filed a stipulation and proposed order to consolidate the California actions and appoint interim co-lead class counsel. All of the actions have been voluntarily dismissed. Seven of the California actions were dismissed with prejudice. The remaining actions were voluntarily dismissed without prejudice.

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

Other

Tax Matter — The Company has $10.0 million of unrecognized tax benefits in accordance with the accounting guidance and the Company is uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $1.7 million as of September 30, 2011.

10.	Shareholders’ Equity

Common Stock

The Company’s authorized capital consists of 200,000,000 shares of common stock, par value $0.01 per share.

Stock-Based Award Plans - Successor

Conexant Holdings maintains the Plan, under which it has reserved 25 million shares for issuance. Awards issued to employees of Conexant under the Plan are settled in shares of Class A Common Stock of Conexant Holdings. All awards granted in the successor period from April 20, 2011 through September 30, 2011 were service-based awards. Since Conexant’s employees are the beneficiaries of the stock options granted under the Conexant Holdings Plan, expense for the stock options is recorded in the financial statements of Conexant. As of September 30, 2011, approximately 12.2 million shares of Conexant Holdings Class A Common Stock are available for grant under the Plan.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options:

Fair market value of stock	$0.01
Expected volatility	47%
Risk-free rate	2%
Expected life (years)	6.5

Stock options are granted with exercise prices of not less than the fair market value at grant date, generally vest over five years and expire ten years after the grant date. The fair market value of Conexant Holdings Class A Common stock was determined based on the current-value method. Expected volatility is based on historical volatility of a group of public companies considered to be peers of the Company. The risk free interest rates are based on the U.S. Treasury bill yield curve in effect at the time of grant for periods corresponding with the expected life of the stock option. The expected life represents the weighted average period of time that options granted are expected to be outstanding, calculated using the simplified method as prescribed by the SEC.

A summary of stock option activity is as follows (shares in thousands):

	Successor
	Shares	Weighted Average Exercise Price
Outstanding, April 20, 2011	—	$—
Granted	12,876	3.21
Exercised	—	—
Forfeited	(73)	3.21

Outstanding, September 30, 2011	12,803	3.21

Shares vested and expected to vest, September 30, 2011	11,404	3.21

Exercisable, September 30, 2011	—	$—

Expense recorded for stock options issued under the Plan in the successor period from April 20, 2011 through September 30, 2011 was immaterial. At September 30, 2011, the total unrecognized fair value compensation cost related to non-vested stock options was less than $5,000 which is expected to be recognized over a remaining period of approximately five years. The weighted average remaining contractual term of the options outstanding is approximately 10 years.

Stock-Based Award Plans - Predecessor

All of the predecessor Company’s stock-based award plans were cancelled at the consummation of the Merger. All stock options and RSUs outstanding at the time of the Merger were cancelled. Stock options to acquire Company Common Stock that were outstanding and unexercised immediately prior to the Effective Time were cancelled and converted into the right to receive, with respect to each such option, an amount of cash equal to the excess, if any, of the Gold Merger Consideration over the exercise price per share under the option for each share subject to such option. Any option with an exercise price greater than or equal to the Gold Merger Consideration was cancelled without consideration. Each RSU that, as of immediately prior to the Effective Time, was outstanding and either held by a non-employee director of the Company, or held by a management-level employee of the Company at the rank of senior vice president or above was cancelled and converted into the right to receive an amount of cash equal to the Gold Merger Consideration. All remaining RSUs were cancelled with the holders of such RSUs being entitled to receive with respect to each RSU on the date that the RSU would have otherwise vested had the Effective Time not occurred an amount of cash equal to the Gold Merger Consideration (“replacement award”); provided that such payment will only be required if (a) the employee continues to be employed continuously by the surviving corporation through and including the original vesting date of such RSUs and (b) the employee has not otherwise been issued or granted any incentive compensation following the Effective Time (but prior to such original vesting date) that the surviving corporation’s board of directors has determined in good faith in its sole discretion to be an appropriate replacement for such RSUs.

The following predecessor disclosures regarding stock-based awards are for the period October 2, 2010 through April 19, 2011.

Stock Options

Prior to the Merger, stock options were granted with exercise prices of not less than the fair market value at the grant date, generally vested over four years and expired eight or ten years after the grant date. The Company settled stock option exercises with newly issued shares of Company Common Stock. The expected stock price volatility rates were based on the historical volatility of the Company’s common stock. The risk free interest rates were based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represented the weighted average period of time that options or awards granted were expected to be outstanding.

A summary of stock option activity is as follows (shares in thousands):

	Predecessor
	Shares	Weighted Average Exercise Price
Outstanding, October 1, 2010	2,296	$21.45
Granted	—	—
Exercised	(1)	0.70
Forfeited	(706)	21.89

Outstanding, April 19, 2011	1,589	21.25

Shares vested and expected to vest, April 19, 2011	1,589	21.26

Exercisable, April 19, 2011	1,559	$21.57

During the predecessor period from October 2, 2010 through April 19, 2011 and the fiscal years ended October 1, 2010 and October 2, 2009, the Company recognized stock-based compensation expense for stock options of $0.1 million, $1.4 million, and $4.1 million, respectively.

Effective at the Merger date, all of the stock options were cancelled. Holders of stock options which had an exercise price less than the Gold Merger Consideration, either vested or unvested, were paid in cash the excess of the Gold Merger Consideration over the exercise price. Total cash paid was approximately $15,000 representing 11,400 vested stock options which was included in the Merger consideration, and $15,000 representing 13,000 unvested stock options, which was charged to expense.

Restricted Stock Units

The Company’s long-term incentive plans provided for the issuance of share-based RSU awards to officers and other employees and certain non-employees of the Company. These awards were subject to forfeiture if employment terminated during the prescribed vesting period (generally within one to three years of the date of award).

A summary of RSU award activity under the Company’s long-term incentive plans is as follows (shares in thousands):

	Predecessor
	Shares	Weighted Average Grant Date Fair Value
Outstanding, October 1, 2010	4,773	$2.69
Granted	230	1.68
Vested	(1,337)	2.81
Forfeited	(63)	2.12

Outstanding, April 19, 2011	3,603	$2.59

During the predecessor period from October 2, 2010 through April 19, 2011 and the fiscal years ended October 1, 2010 and October 2, 2009, the Company recognized stock-based compensation expense for RSU awards of $3.9 million, $5.2 million, and $1.6 million, respectively.

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

During the predecessor period from October 2, 2010 through April 19, 2011 and the fiscal years ended October 1, 2010 and October 2, 2009, the Company recognized stock-based compensation expense for the ESPP of $33,000, $0.1 million, and $0.1 million, respectively.

11.	Employee Benefit Plans

Domestic 401(k) Plan

The Company sponsors a domestic 401(k) plan that allows eligible U.S. employees to contribute a portion of their compensation, on a pre-tax or after-tax basis, subject to annual limits. The Company may match employee contributions in whole or in part up to specified levels, and the Company may make an additional discretionary contribution at fiscal year-end, based on the Company’s performance. The Company contributions are made in cash, and are allocated based on the employee’s current investment elections. Beginning January 2010, the Company resumed the company-match for the domestic 401(k) plan that was suspended in the second quarter of the predecessor fiscal year ended October 2, 2009. Expense under the domestic 401(k) plan was $0.2 million, $0.1 million, $0.3 million and $0.5 million for the successor period from April 20, 2011 through September 30, 2011 and predecessor period from October 2, 2010 through April 19, 2011 and the predecessor fiscal years ended October 1, 2010 and October 2, 2009, respectively.

German Defined Benefit Pension Plan

The Company has a defined benefit plan covering approximately 7 employees and former employees of its subsidiary in Germany. The plan has no assets, the unfunded liability as of September 30, 2011, was approximately $1.4 million. The fair value of the liability was calculated by a third party actuary. Expense under the plan for the successor period from April 20, 2011 through September 30, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 was $0.4 million and $23,000, respectively.

Japan Retirement Savings Plan

The Company maintains an employer contribution plan for current employees of its subsidiary in Japan, and accrues a liability for its employees based on salary and years of service. Accruals under the plan do not begin until 3 years of service. Payment amounts are based on voluntary or involuntary termination and years of service. The liability for the plan as of September 30, 2011 was approximately $1.4 million. Expense under the plan for the successor period from April 20, 2011 through September 30, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 was $26,000 and $0.1 million, respectively.

Taiwan Leaving Service Benefit Plan

The Company maintains an employer contribution plan for current employees of its subsidiary in Taiwan, and accrues a liability for its employees based on salary and years of service. Payment amounts are based on voluntary or involuntary termination and years of service. The liability for the plan as of September 30, 2011 was approximately $0.2 million. Cash is set aside for payments under the plan, the cash balance set aside as of September 30, 2011 was approximately $0.3 million. Expense under the plan for the successor period from April 20, 2011 through September 30, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 was approximately $0.1 million and $(0.1) million, respectively.

12.	Gain on Sale of Intellectual Property

In October, 2010, the Company sold certain internally developed Conexant RF Patents and MPEG Patents to Skyworks Solutions, Inc. (“Skyworks”) and terminated its exclusive rights in Skyworks RF Patents obtained pursuant to an agreement entered into between the Company and Skyworks in 2003, in exchange for non-exclusive licenses to each of the Conexant RF Patents, MPEG Patents and Skyworks RF Patents and $1.25 million in cash. The Company received $0.6 million of the sale price in November 2010 and the remainder in March 2011. The entire amount of $1.25 million was recognized as a gain as the patents had a net book value of zero.

In October 2008, the Company sold a portfolio of patents, including patents related to its prior wireless networking technology, to a third party for cash of $14.5 million, net of costs, and recognized a gain of $12.9 million on the transaction. In accordance with the terms of the agreement with the third party, the Company retains a cross-license to this portfolio of patents.

13.	Asset Impairments

During the successor period from April 20, 2011 through September 30, 2011, the Company’s forecasted sales decreased from sales forecasted as of the date of the Merger. As a result of this indicator of impairment, the Company tested its indefinite-lived intangible assets for impairment by comparing the fair value of the indefinite-lived intangible assets to their carrying amounts. The fair value of IPR&D, based on a discounted cash flow model using the Company’s revised sales forecast for each project which continued to be classified as IPR&D as of September 30, 2011, was less than the carrying amount of IPR&D as of September 30, 2011 resulting in an impairment charge of $15.1 million. In addition, one IPR&D project was completed and a product based on the project began shipping as of September 30, 2011. As a result, the fair value of the project, based on the discounted cash flow from the product shipments was transferred to amortizable intangible assets. The fair value for this project was calculated to be $0.9 million, which was less than the historical carrying value of the project in IPR&D of $4.1 million as of the Merger date resulting in an impairment charge of $3.2 million. Amortization expense on the project in the successor period from April 20, 2011 through September 30, 2011 was $0.1 million. The fair value of trade name and trademarks, based on a discounted cash flow model using the Company’s revised sales forecast was less than the carrying amount of trade name and trademarks resulting in an impairment charge of $3.6 million.

The Company also tested its amortizable intangible assets by comparing the sum of the undiscounted cash flows related to customer relationship and patent intangible assets to their carrying values as of September 30, 2011. The sum of undiscounted cash flows related to the customer relationships intangible asset was less than its carrying value, therefore we recorded an impairment charge of $19.1 million representing the difference between its fair value and its carrying value as of September 30, 2011. The sum of undiscounted cash flows related to the patents intangible asset was greater than its carrying value as of September 30, 2011 therefore no impairment charge was recorded on the patents intangible asset as of September 30, 2011.

During the predecessor fiscal year ended October 2, 2009, the Company recorded impairment charges of $10.8 million, consisting primarily of an $8.3 million impairment of a patent license with Freescale Semiconductor, Inc., land and fixed asset impairments of $1.4 million, electronic design automation (“EDA”) tool impairments of $0.8 million, intangible asset impairments of $0.3 million. Asset impairments recorded in continuing operations were $5.7 million, asset impairments related to the BMP and BBA business units of $5.1 million were recorded in discontinued operations.

14.	Special Charges

Special charges consist of the following (in thousands):

	Successor	Predecessor
	Period from April 20, 2011 through September 30, 2011	Period from October 2, 2010 through April 19, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Severance charges	$9,621	$2,873	$342	$—
Merger transaction charges	68	16,860	—	—
Environmental remediation charges	1,483	145	—	—
Lease impairment charges	2,279	87	188	—
Restructuring charges	1,786	925	(282)	15,116
Settlements	—	—	589	3,475
Other special charges	—	—	—	392

	$15,237	$20,890	$837	$18,983

For the successor period from April 20, 2011 through September 30, 2011, special charges consisted primarily of $9.6 million of severance charges resulting from reduction in headcount after the Merger, $2.3 million of lease impairment charges resulting from under-utilized space after the Merger under which we have continuing lease obligations, $1.8 million for restructuring charges resulting primarily from changes in projected sub-lease income on restructured leases and $1.5 million additional accrual for environmental remediation charges. For the predecessor period from October 2, 2010 through April 19, 2011, special charges consisted primarily of $16.9 million for transaction charges, including payment of a $7.7 million fee for termination of the SMSC Agreement and $9.2 million of financial advisory, legal and other fees related to the terminated merger with SMSC and the Merger, $2.9 million for one-time severance benefits associated with reductions in headcount primarily in the first fiscal quarter of 2011, and $0.9 million of restructuring charges from accretion of lease liability related to restructured facilities.

Special charges for the predecessor fiscal year ended October 1, 2010 consisted primarily of an estimated settlement amount for unasserted insurance claims, lease charge and a one-time severance benefit associated with certain reductions in headcount, and restructuring credits due to an increase of subtenant income.

Special charges for the predecessor fiscal year ended October 2, 2009 consisted primarily of restructuring charges due to reduction of subtenant income from restructured office space and $3.5 million for a settlement of our class action lawsuit related to our 401(k) plan.

Charges for environmental remediation expense were classified in cost of goods sold in the predecessor fiscal years ended October 1 2010 and October 2, 2009 and were $0.2 million and $0.1 million, respectively.

Restructuring Charges

The Company has implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.

Restructuring Accruals — As of September 30, 2011, the Company has remaining restructuring accruals of $31.0 million, which primarily relate to facilities. Of the $31.0 million of restructuring accruals at September 30, 2011, $4.2 million is included in other current liabilities and $26.8 million is included in other non-current liabilities in the accompanying consolidated balance sheet. The Company expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2021. The Company calculates its restructuring liability based on the discounted cash flow of contracted lease payments, sub-contracted rental income, projected rental income, and estimated facility expenses, using discount rates in effect at the time the leases were impaired. The Company’s accrued liabilities include the net present value of the future lease obligations of $48.3 million, net of contracted sublease income of $12.8 million, and projected sublease income of $4.5 million. The facility charges were determined in accordance with the accounting guidance for costs associated with exit or disposal activities. As a result, the Company recorded the net present value of the future lease obligations and will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases.

Fiscal 2009 Restructuring Actions — As part of a workforce reduction implemented during the fiscal year ended October 2, 2009, the Company completed actions that resulted in the elimination of 183 positions worldwide.

Activity and liability balances recorded as part of the the predecessor fiscal year ended October 2, 2009 restructuring actions through September 30, 2011 were as follows (in thousands):

	Workforce Reductions
	Fiscal Period Ended
	Successor	Predecessor
	September 30, 2011	April 19, 2011	October 1, 2010
Reserve at beginning of period	$—	$53	$1,582
Charged to costs and expenses	—	(8)	26
Cash payments	—	(45)	(1,555)

Reserve at end of period	$—	$—	$53

There was no activity in the period April 20, 2011 through September 30, 2011 related to the fiscal 2009 restructuring action.

Fiscal 2008 Restructuring Actions — During fiscal 2008, the Company announced its decision to discontinue investments in standalone wireless networking solutions and other product areas. Charges to expense in the period from April 20, 2011 through September 30, 2011 and October 2, 2010 to April 19, 2011 relate to accretion of lease liability on restructured facilities under non-cancelable leases.

Activity and liability balances recorded as part of the Fiscal 2008 restructuring actions through September 30, 2011 were as follows (in thousands):

	Facility and Other
	Fiscal Period Ended
	Successor	Predecessor
	September 30, 2011	April 19, 2011	October 1, 2010
Reserve at beginning of period	$44	$74	$64
Charged to costs and expenses	22	4	115
Cash payments	(27)	(34)	(105)

Reserve at end of period	$39	$44	$74

Fiscal 2007 Restructuring Actions — During fiscal 2007, the Company announced several facility closures and workforce reductions. In total, the Company notified approximately 670 employees of their involuntary termination. Charges to expense in the period from April 20, 2011 through September 30, 2011 consist of $1.5 million expense due to lower projected sub-tenant rent income offset by $0.4 million reduction in projected expense and $0.9 million accretion of lease liability on restructured facilities under non-cancelable leases, of which $2.3 million was included in discontinued operations related to the Company’s discontinued BMP business. Charges to expense in the period October 2, 2010 to April 19, 2011 consists of $0.2 million of expense due to lower projected sub-tenant rent income and $1.1 million accretion of lease liability on restructured facilities under non-cancelable leases, of which $0.8 million was included in discontinued operations related to the Company’s discontinued BMP business.

Activity and liability balances recorded as part of the fiscal 2007 restructuring actions through September 30, 2011 were as follows (in thousands):

	Facility and Other
	Fiscal Period Ended
	Successor	Predecessor
	September 30, 2011	April 19, 2011	October 1, 2010
Reserve at beginning of period	$19,617	$22,845	$27,233
Charged to costs and expenses	2,003	1,282	2,211
Cash payments	(1,621)	(4,510)	(6,599)

Reserve at end of period	$19,999	$19,617	$22,845

Fiscal 2006 and 2005 Restructuring Actions — During fiscal years 2006 and 2005, the Company announced operating site closures and workforce reductions. In total, the Company notified approximately 385 employees of their involuntary termination. Charges to expense in the period from April 20, 2011 through September 30, 2011 consist of $1.5 million expense due to lower projected sub-tenant rent income and $0.4 million accretion of lease liability on restructured facilities under non-cancelable leases. Charges to expense in the period October 2, 2010 to April 19, 2011 relate to accretion of lease liability on restructured facilities under non-cancelable leases.

Activity and liability balances recorded as part of the fiscal 2006 and 2005 restructuring actions through September 30, 2011 were as follows (in thousands):

	Facility and Other
	Fiscal Period Ended
	Successor	Predecessor
	September 30, 2011	April 19, 2011	October 1, 2010
Reserve at beginning of period	$10,070	$10,849	$13,851
Charged to costs and expenses	1,869	515	(936)
Cash payments	(967)	(1,294)	(2,066)

Reserve at end of period	$10,972	$10,070	$10,849

15.	Other Expense (Income), Net

Other (income) expense, net consists of the following (in thousands):

	Successor	Predecessor
	April 20, 2011 through September 30, 2011	Period from October 2, 2010 through April 19, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Investment and interest income	$(101)	$(159)	$(265)	$(1,747)
Gain on sale of investments	(5)	(1,393)	(16,054)	(1,856)
Loss on extinguishment of debt	—	—	18,583	—
Decrease (increase) in the fair value of derivative instruments	9,509	9,469	(15,632)	(4,508)
Impairment of equity securities	—	—	—	2,770
Loss on termination of interest rate swap	—	—	—	1,087
Other	(10)	506	913	(771)

Other expense (income), net	$9,393	$8,423	$(12,455)	$(5,025)

Other expense, net of $17.8 million during the successor period from April 20, 2011 through September 30, 2011 and the predecessor period from October 2, 2010 through April 19, 2011 consisted primarily of a $19.0 million decrease in the Mindspeed warrant partially offset by a $1.4 million gain on sale of equity investments. Of the $1.4 million gain on sale of equity investments, we have received proceeds in the amount of $0.8 million. The difference between the gain and proceeds has been recorded as a receivable.

Other income, net of $12.5 million during the predecessor fiscal year ended October 1, 2010 primarily consisted of a $16.1 million gain on sale of equity investments and an $15.6 million increase in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock, partially offset by a loss of $18.6 million on extinguishment of debt, which consisted of $13.4 million of unamortized debt discount, $1.8 million premium over par paid upon repurchase and $3.4 million of transaction costs.

Other income, net for the predecessor fiscal year ended October 2, 2009 was primarily comprised of a $4.5 million increase in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock, a $1.9 million gain on sales of equity securities, $1.7 million of investment and interest income on invested cash balances offset by $2.8 million of impairments on equity securities and a $1.1 million realized loss on the termination of interest rate swaps.

16.	Related Party Transactions.

Effective upon completion of the Merger, the Company became affiliated with the companies affiliated with Golden Gate Capital and August Capital. The Company has not entered into any material transactions with these affiliates. Employees of the Company have purchased shares of common stock of Conexant Holdings, at a cost of approximately $0.5 million, representing their fair value at the time of purchase.

Mindspeed Technologies, Inc. (Mindspeed)

In the predecessor period October 2, 2010 through April 19, 2011, one member of the Company’s Board of Directors also served on the Board of Mindspeed. At the consummation of the Merger all of the Company’s board members resigned. As of September 30, 2011, April 19, 2011 and October 1, 2010, the Company held a warrant to purchase 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share exercisable through June 2013. No amounts were due to or receivable from Mindspeed at April 19, 2011 or at October 1, 2010.

Lease Agreement — The Company’s sublease of an office building to Mindspeed expired in June 2010. Under the sublease agreement, Mindspeed paid amounts for rental expense and operating expenses, which include utilities, common area maintenance, and security services. The Company recorded income related to the Mindspeed sublease agreement of $1.2 million and $1.8 million in the predecessor fiscal years ended October 1, 2010 and October 2, 2009, respectively.

Additionally, Mindspeed made payments directly to the Company’s landlord totaling $2.6 million and $3.4 million in the predecessor fiscal years ended October 1, 2010 and October 2, 2009, respectively.

Skyworks Solutions, Inc. (Skyworks)

One member of the Predecessor Company’s Board of Directors also served on the Board of Skyworks. No significant amounts were due to or receivable from Skyworks at October 1, 2010.

Inventory Purchases — During the predecessor fiscal year ended October 2, 2009, the Company purchased inventory from Skyworks totaling $0.5 million. There were no purchases of inventory from Skyworks in fiscal year 2010.

17.	Segment Information

Geographic Regions:

Net revenues by geographic regions, based upon the country of destination, were as follows (in thousands):

	Successor	Predecessor
	Period from April 20, 2011 through September 30, 2011	Period from October 2, 2010 through April 19, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
United States	$1,809	$5,239	$15,045	$5,983
Other Americas	518	710	3,985	3,101

Total Americas	2,327	5,949	19,030	9,084

China	50,115	54,236	145,407	132,827
Taiwan	3,901	9,766	23,187	14,082
Asia-Pacific	15,822	22,335	50,315	49,627

Total Asia-Pacific	69,838	86,337	218,909	196,536

Europe, Middle East and Africa	765	825	2,787	2,807

	$72,930	$93,111	$240,726	$208,427

The Company believes a portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. For the successor period from April 20, 2011 through September 30, 2011 and predecessor period from October 2, 2010 through April 19, 2011, there was one distribution customer that accounted for 14% of net revenues. For the predecessor fiscal years ended October 1, 2010 and October 2, 2009, there was one distribution customer that accounted for 13% and 23% of net revenues, respectively. Sales to the Company’s twenty largest customers represented approximately 83% for the successor period from April 20, 2011 through September 30, 2011 and predecessor period from October 2, 2010 through April 19, 2011. Sales to the Company’s twenty largest customers represented approximately 82% and 87% of net revenues for fiscal years 2010 and 2009, respectively.

Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	Successor	Predecessor
	September 30, 2011	October 1, 2010
United States	$24,139	$24,389
India	940	1,022
China	323	546
Asia-Pacific	607	1,092
Europe, Middle East and Africa	—	1

	$26,009	$27,050

The following have been excluded from the geographic presentation of long-lived assets above as of September 30, 2011 and October 1, 2010, respectively: Goodwill totaling $223.9 million and $109.9 million, respectively; intangible assets totaling $68.4 million and $4.3 million, respectively and the Mindspeed warrant totaling $1.7 million and $20.7 million, respectively. These items are located in the United States and disclosed separately.

18.	Quarterly Results of Operations (Unaudited)

	Successor		Predecessor
	Fiscal Quarter Ended Sept. 30, 2011	Period from April 20, 2011 through July 1, 2011(1)	Period from April 2, 2011 through April 19, 2011	Fiscal Quarter Ended
				Apr. 1, 2011	Dec. 31, 2010
Fiscal 2011
Net revenues	$35,894	$37,036	$3,872	$43,129	$46,110
Gross margin	11,326	3,679	1,639	24,222	27,401
Net (loss) income from continuing operations	(62,544)	(42,437)	(13,565)	(18,461)	(9,647)
Net loss from discontinued operations	(588)	(1,680)	(72)	(358)	(31)
Net (loss) income	(63,132)	(44,117)	(13,637)	(18,819)	(9,678)
Net (loss) income per share from continuing operations, basic and diluted	—	—	(0.16)	(0.22)	(0.12)
Net loss per share from discontinued operations, basic and diluted	—	—	(0.01)	(0.01)	—
Net (loss) income per share, basic and diluted	—	—	(0.17)	(0.23)	(0.12)

		Predecessor Fiscal Quarter Ended
		Oct. 1, 2010	Jul. 2, 2010	Apr. 1, 2010	Jan. 1, 2010
Fiscal 2010
Net revenues		$56,315	$60,730	$61,868	$61,813
Gross margin		34,094	37,085	37,781	37,609
Net income (loss) from continuing operations		9,756	(6,998)	10,784	8,697
Net loss from discontinued operations		(1,282)	(455)	95	(363)
Net income (loss)		8,474	(7,453)	10,879	8,334
Net income (loss) per share from continuing operations, basic		0.12	(0.09)	0.16	0.14
Net income (loss) per share from continuing operations, diluted		0.12	(0.09)	0.15	0.14
Net loss per share from discontinued operations, basic and diluted		(0.02)	—	—	—
Net income (loss) per share, basic		0.10	(0.09)	0.16	0.14
Net income (loss) per share, diluted		0.10	(0.09)	0.15	0.14

(1)	Net revenues, gross margin, net loss from continuing operations and net loss for the period from April 20, 2011 through July 1, 2011 have been adjusted from the amounts reported in the unaudited consolidated statements of operations on Form 10-Q for the quarterly period ended July 1, 2011. The increase in net revenue of $27,000 is related to a purchase price adjustment for customer rebate reserves. The decrease in gross margin is the net effect of the customer rebate reserve adjustment, a $73,000 decrease related to a purchase price adjustment for accrued royalties and $43,000 increase related to a purchase price adjustment for replacement award liability. The decrease in net loss from continuing operations is due to the net effects of the customer rebate reserve and accrued royalty adjustments, a $69,000 decrease related to a purchase price adjustment for electronic design tool amortization, a $0.3 million increase related to a purchase price adjustment for replacement award liability and a $2.5 million decrease due to changes in deferred tax liability determined as a result of purchase accounting revisions. The decrease in net loss is the sum of all the above adjustments.

19.	Subsequent events

The Company has evaluated subsequent events to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Conexant Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Conexant Systems, Inc. and Subsidiaries as of September 30, 2011 (“Successor”) and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the period from April 20, 2011 through September 30, 2011 (the “Successor Period”) subsequent to the acquisition of the Company by Conexant Holdings, Inc. We have also audited the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the period from October 2, 2010 through April 19, 2011 (the “Predecessor Period”) prior to the acquisition of the Company by Conexant Holdings, Inc. Our audit also included the financial statement schedule for the Successor Period and Predecessor Period, described above, listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conexant Systems, Inc. and Subsidiaries at September 30, 2011, and the consolidated results of its operations and its cash flows for the Successor Period and Predecessor Period, described above, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Orange County, California December 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Conexant Systems, Inc.

Newport Beach, California

We have audited the accompanying consolidated balance sheet of Conexant Systems, Inc. and subsidiaries (the “Company”) as of October 1, 2010 and the related consolidated statements of operations, cash flows and shareholders’ equity (deficit) and comprehensive income (loss) for each of the two years in the period ended October 1, 2010. Our audits also included the financial statement schedule listed in Item 15 for each of the two years in the period ended October 1, 2010. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Conexant Systems, Inc. and subsidiaries as of October 1, 2010 and the results of their operations and their cash flows for each of the two years in the period ended October 1, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

November 8, 2010

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework , our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to either error or fraud will not occur at all or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Because we are a non-accelerated filer, the rules and regulations of the SEC do not require that we include a report of our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information pertaining to our directors and executive officers required by this Item 10 is incorporated into this Annual Report by reference to an amendment to this Annual Report which will be filed within 120 days after our fiscal year ended September 30, 2011.

Code of Ethics and Code of Conduct

We have adopted a the “Standards of Business Conduct,” a code of ethics that is applicable to each of our directors, officers and employees. The Standards of Business Conduct is intended to qualify as a “code of ethics” for purposes of Item 406(b) of Regulation S-K. The Standard of Business Conduct can be found on our website at www.conexant.com. We will satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of the Standards of Business Conduct by posting such information on our website.

Item 11.	Executive Compensation

The information pertaining to executive compensation is incorporated into this Annual Report by reference to an amendment to this Annual Report, which will be filed within 120 days after our fiscal year ended September 30, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information pertaining to security ownership of certain beneficial owners and management and related stockholder matters is incorporated into this Annual Report by reference to an amendment to this Annual Report, which will be filed within 120 days after our fiscal year ended September 30, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information pertaining to certain relationships and related transactions, and director independence is incorporated into this Annual Report by reference to an amendment to this Annual Report, which will be filed within 120 days after our fiscal year ended September 30, 2011.

Item 14.	Principal Accountant Fees and Services

The information pertaining to principal accounting fees and services is incorporated into this Annual Report by reference to an amendment to this Annual Report, which will be filed within 120 days after our fiscal year ended September 30, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended September 30, 2011 are included herewith:

Page
Consolidated Balance Sheets — September 30, 2011 (Successor) and October 1, 2010 (Predecessor)	41
Consolidated Statements of Operations — Period from April 20, 2011 through September 30, 2011 (Successor), Period from October 2, 2010 through April 19, 2011 (Predecessor) and Fiscal Years Ended October 1, 2010 (Predecessor) and October 2, 2009 (Predecessor)	42
Consolidated Statements of Cash Flows — Period from April 20, 2011 through September 30, 2011 (Successor), Period from October 2, 2010 through April 19, 2011 (Predecessor) and Fiscal Years Ended October 1, 2010 (Predecessor) and October 2, 2009 (Predecessor)	43
Consolidated Statements of Shareholders’ Equity — Period from April 20, 2011 through September 30, 2011 (Successor), Period from October 1, 2010 through April 19, 2011 (Predecessor) and Fiscal Years Ended October 1, 2010 (Predecessor) and October 2, 2009 (Predecessor)	44
Notes to Consolidated Financial Statements	45

(2) Supplemental Schedules

Schedule II — Valuation and Qualifying Accounts	85

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated April 29, 2008, by and between the Company and NXP B.V. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)

2.2	Asset Purchase Agreement, dated as of April 21, 2009, by and between the Company and Ikanos Communications, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009)

2.3	Agreement and Plan of Merger, dated as of February 20, 2011, by and among the Company, Gold Holdings, Inc. and Gold Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 23, 2011)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 19, 2011)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 25, 2011)

4.1	Indenture, dated as of March 7, 2006, by and between the Company and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association, as trustee, including the form of the Company’s 4.00% Convertible Subordinated Notes due March 1, 2026 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 8, 2006)

4.1.1	Registration Rights Agreement, dated as of March 7, 2006, by and between the Company and Lehman Brothers, Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 8, 2006)

4.2	Indenture, dated as of March 10, 2010, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Trustee, including the form of the Company’s 11.25% Senior Secured Note due 2015 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 11, 2010)

4.2.1	Blanket Lien Pledge and Security Agreement, dated as of March 10, 2010, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 11, 2010)

†4.3	Loan and Security Agreement, dated as of December 22, 2009, by and between Silicon Valley Bank and Conexant CF, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on March 3, 2010)

†4.3.1	Amendment No. 1 to Loan and Security Agreement, dated as of March 3, 2010, by and between Conexant CF, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2010)

†4.3.2	Amendment No. 3 to Loan and Security Agreement, dated as of December 13, 2010, by and between Conexant CF, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010)

†*10.1	Conexant Systems, Inc. 1999 Long-Term Incentives Plan, as amended (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 filed on May 26, 2000 (File No. 333-37918))

†*10.1.1	Form of Stock Option Agreement under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

†*10.1.2	Form of Restricted Stock Agreement (Performance Vesting) under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

†*10.1.3	Form of Restricted Stock Agreement (Time Vesting) under the Conexant Systems, Inc. 1999 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

*10.4	Amended and Restated Conexant Systems, Inc. Retirement Savings Plan (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed on December 21, 2006 (File No. 333-139547))

†*10.5	Conexant Systems, Inc. Directors Stock Plan, as amended (incorporated by reference to Exhibit 10-e-1 of the Company’s Annual Report on Form 10-K for the year ended September 28, 2007)

†*10.6	Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended (incorporated by reference to Exhibit (D)(2) of Amendment No. 2 to Schedule TO filed on December 1, 2004)

†*10.6.1	Form of Stock Option Agreement under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan, as amended (incorporated by reference to Exhibit 10-f-3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

†*10.6.2	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010)

†*10.6.3	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (for Directors) under the Conexant Systems, Inc. 2000 Non-Qualified Stock Plan (incorporated by reference to Exhibit 10.3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010)

†*10.7	Conexant Systems, Inc. 2001 Performance Share Plan and related Performance Share Award Terms and Conditions (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on November 21, 2001 (File No. 333-73858))

†*10.8	Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010)

†*10.8.1	Form of Stock Option Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 10-j-2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

†*10.8.2	Form of Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2004 New-Hire Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007)

*10.9	Conexant Systems, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2009)

*10.10	Conexant Systems, Inc. 2011 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 19, 2010)

*10.11	Conexant Systems, Inc. 2009 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008)

†*10.12	Conexant Systems, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 22, 2010)

†*10.12.1	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Conexant Systems, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010)

†*10.12.2	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (for Directors) under the Conexant Systems, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010)

†*10.12.3	Form of Stock Option Award Grant Notice and Stock Option Agreement under the Conexant Systems, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.3 of the Company’s Quarterly Report on Form 10-Q for the period quarter ended April 2, 2010)

†*10.13	Conexant Systems, Inc. 2001 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed on March 1, 2010 (File No. 333-165128))

*10.14	Conexant Holdings, Inc. 2011 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2011)

*10.14.1	Form of Stock Option Agreement under the Conexant Holdings, Inc. 2011 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 2, 2011)

†*10.16	Employment Agreement, dated as of April 14, 2008, by and between the Company and D. Scott Mercer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)

†*10.16.1	Amendment, dated April 22, 2009, to Employment Agreement dated as of April 14, 2008 by and between D. Scott Mercer and Conexant Systems, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009)

†*10.17	Employment Agreement, dated as of April 14, 2008, by and between the Company and C. Scherp (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)

†*10.17.1	Amendment, dated as of August 27, 2009, to Employment Agreement dated as of April 14, 2008 by and between the Company and C. Scherp (incorporated by reference to Exhibit 10.13.1 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 22, 2009)

†*10.18	Employment Agreement, dated as of February 18, 2008, by and between the Company and Mark Peterson (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008)

†*10.18.1	Amendment, dated as of May 29, 2008, to Employment Agreement dated as of February 18, 2008 by and between the Company and Mark Peterson (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 2, 2008)

†*10.18.2	Amendment, dated April 22, 2009, to Employment Agreement dated February 18, 2008 by and between the Company and Mark Peterson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 24, 2009)

†*10.18.3	Amendment, dated as of August 27, 2009, to Employment Agreement dated February 18, 2008 by and between the Company and Mark Peterson (incorporated by reference to Exhibit 10.16.3 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 22, 2009)

†*10.19	Employment Agreement, dated as of April 25, 2008, by and between the Company and Jean Hu (incorporated by reference to Exhibit 10.25 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 22, 2009)

†*10.19.1	Amendment, dated as of August 27, 2009, to Employment Agreement dated as of April 25, 2008 by and between the Company and Jean Hu (incorporated by reference to Exhibit 10.25.1 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 22, 2009)

*10.20	Employment Agreement, dated August 5, 2011, by and between the Company and Sailesh Chittipeddi (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 11, 2011)

*10.21	Indemnification Agreement, dated August 5, 2011, by and between Parent and Sailesh Chittipeddi. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 11, 2011)

10.22	Tax Allocation Agreement, dated as of June 27, 2003, by and between the Company and Mindspeed Technologies, Inc. (excluding schedules) (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed on July 1, 2003)

*10.24	Form of Indemnity Agreement between the Company and the directors and certain executives of the Company (incorporated by reference to Exhibit 10-q-1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

*10.25	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2009)

†*10.26	Summary of Non-Employee Director Compensation and Benefits (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)

10.27	IP License Agreement, dated as of April 29, 2008, by and between the Company and NXP B.V. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)

10.28	Purchase and Sale Agreement, dated December 9, 2010, by and between the Company and Uptown Newport L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010)

16.1	Letter of Deloitte & Touche LLP, dated April 29, 2011 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on April 29, 2011)

**21	List of Subsidiaries of the Company

24.1	Power of Attorney (included in the signature pages hereof)

**31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

**31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

**32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits are identified as management contracts or compensatory plans or arrangements of the Company pursuant to Item 15(a)(3) of Form 10-K.
**	Filed herewith.
***	These exhibits are furnished in accordance with Rule 406T of Regulation S-T. The Interactive Data Files in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any registration statement or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filings, and are not otherwise subject to liability under those sections.
†	Agreement terminated in connection with the Merger.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on December 29, 2011.

CONEXANT SYSTEMS, INC.

By:	/s/ SAILESH CHITTIPEDDI
Sailesh Chittipeddi
Director, President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Sailesh Chittipeddi and Carl M. Mills, or either of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ SAILESH CHITTIPEDDI	Director, President and Chief Executive Officer	December 29, 2011
Sailesh Chittipeddi	(Principal Executive Officer)

/s/ CARL M. MILLS	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	December 29, 2011
Carl M. Mills

/s/ JOHN KNOLL	Director	December 29, 2011
John Knoll

/s/ DAVID DOMINIK	Director	December 29, 2011
David Dominik

/s/ ANDREW RAPPAPORT	Director	December 29, 2011
Andrew Rappaport

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Additions (Deductions)	Balance at End of Year
	Successor
Successor period ended September 30, 2011:

Allowance for doubtful accounts(1)	$—	$(245)	$368	$123
Reserve for sales returns	433	425	—	858
Reserve for excess and obsolete inventory	—	2,679	178	2,857
Reserve for lower of cost or market adjustments	—	187	—	187

	Predecessor
Predecessor period ended April 19, 2011:

Allowance for doubtful accounts	$368	$—	$—	368
Reserve for sales returns	518	(85)	—	433
Fiscal year ended October 1, 2010:
Allowance for doubtful accounts	$453	$(85)	$—	$368
Reserve for sales returns	1,090	(572)	—	518
Fiscal year ended October 2, 2009:
Allowance for doubtful accounts	$834	$(325)	$(56)	$453
Reserve for sales returns	2,935	(1,364)	(481)	1,090

(1)	Additions to the allowance for doubtful accounts represent fair value adjustments to accounts receivable eliminated in the successor period.