Form 10-K/A
period 2011-09-30
CONEXANT SYSTEMS INC
filed 2012-01-30
CIK 1069353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-24923

CONEXANT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1799439
(State of incorporation)	(I.R.S. Employer Identification No.)

4000 MacArthur Boulevard Newport Beach, California	92660-3095
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates is zero. There is currently no established public trading market for the registrant’s equity securities. As of January 30, 2012, an aggregate of 100,000,000 shares of the registrant’s common stock was outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-K/A

AMENDMENT NO. 1

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

EXPLANATORY NOTE

On December 29, 2011, Conexant Systems, Inc., a Delaware corporation (“Conexant”), filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “Annual Report”) with the Securities and Exchange Commission (“SEC”). Conexant is filing this Amendment No. 1 to the Annual Report (this “Amendment”) for the purpose of including the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, as permitted under General Instruction G(3) to Form 10-K. In connection with the filing of this Amendment, Conexant is also including certain currently dated certifications of its Chief Executive Officer and Chief Financial Officer.

This Amendment makes reference to the date of the Annual Report, and Conexant has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Annual Report, or modified or updated the disclosures contained in the Annual Report in any way other than as specifically set forth in this Amendment. Accordingly, this Amendment should be read in conjunction with the Annual Report and other filings made by Conexant with the SEC subsequent thereto.

On April 19, 2011, Conexant completed a merger with Gold Acquisition Corp., a Delaware corporation (“Merger Sub”), and a wholly owned subsidiary of Gold Holdings, Inc., a Delaware corporation, which was subsequently renamed Conexant Holdings, Inc. (“Conexant Holdings”). Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 20, 2011, by and among the Company, Gold Holdings, Inc. and Merger Sub, Merger Sub was merged with and into the Company with the Company surviving as a wholly owned subsidiary of Conexant Holdings (the “Merger”). In connection with the Merger, shares of our common stock ceased to be traded on The NASDAQ Stock Market (“Nasdaq”) after the close of market on April 19, 2011. For the purposes of presentation and disclosure, all references to “Predecessor” relate to Conexant and its consolidated subsidiaries for periods prior to the Merger. All references to “Successor” relate to Conexant and its consolidated subsidiaries merged with Merger Sub for periods subsequent to the Merger. References to “we”, “us”, “our” and the “Company” relate to the Predecessor for the periods prior to the Merger and to the Successor for periods subsequent to the Merger.

Our fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. References made to our fiscal year ended September 30, 2011, or fiscal year 2011, refer to the combined results of the Predecessor for the period from October 2, 2010 through April 19, 2011, and the Successor for the period from April 20, 2011 through September 30, 2011. References made to our fiscal year ended October 1, 2010, or fiscal year 2010, refer to the results of the Predecessor for the period from October 3, 2009 through October 1, 2010. References made to our fiscal year ended October 2, 2009, or fiscal year 2009, refer to the results of the Predecessor for the period from October 4, 2008 through October 2, 2009. Fiscal years 2011, 2010 and 2009 were each fiscal years that consisted of 52-weeks.

(i)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information concerning the Company’s current directors and is followed by a brief biography of each director.

Name	Age	Principal Position	Year First Elected
David C. Dominik	55	Managing Director of Golden Gate Capital	2011
John D. Knoll	40	Managing Director of Golden Gate Capital	2011
Sailesh Chittipeddi, Ph.D	49	President and Chief Executive Officer of Conexant	2011
Andrew S. Rappaport	54	Partner of August Capital	2011

David C. Dominik

David C. Dominik was appointed as a director of Conexant in 2011 in connection with the completion of the Merger. Mr. Dominik is a Managing Director of Golden Gate Capital. He has extensive private equity investment and operational experience, especially in a broad range of technology-related industries. Prior to Golden Gate Capital, Mr. Dominik spent ten years as a managing director at Bain Capital where he was responsible for managing Information Partners, a specialized fund within Bain Capital that focused on software, information services, and transaction processing companies serving a broad range of end markets. Mr. Dominik also built several scale companies in the semiconductor and electronics industries. Mr. Dominik also served on the investment committee of Brookside, Bain Capital’s public equity hedge fund. In addition, Mr. Dominik opened and ran the California office for Bain Capital. Previously, Mr. Dominik was a partner at Zero Stage Capital, an early stage technology venture capital firm where he helped co-found several successful technology ventures. He was an early investor and assistant to the chairman of Genzyme Corporation. He also served as a Consultant at Bain & Company. Mr. Dominik was formerly on the board of directors of Express Inc., which is a public company. Mr. Dominik has a J.D. from Harvard Law School (cum laude) and an A.B. from Harvard College (magna cum laude; Phi Beta Kappa).

John D. Knoll

John D. Knoll was appointed as a director of Conexant in 2011 in connection with the completion of the Merger. Mr. Knoll is a Managing Director of Golden Gate Capital, which he joined in 2000. Prior to Golden Gate Capital, Mr. Knoll spent four years as a Consultant with Bain & Company, where he worked in technology, media, telecommunications, and the private equity advisory group. Mr. Knoll’s work experience also includes product management responsibilities at Covad Communications, a DSL provider, and software development for Kawasaki Heavy Industries in Japan. Mr. Knoll currently serves on the board of directors of Aeroflex Holding Corp., which is a public company. Mr. Knoll holds an M.B.A. from the Stanford Graduate School of Business, and an M.S. and B.S. in Industrial Engineering from Stanford University.

Sailesh Chittipeddi, Ph.D

Sailesh Chittipeddi was appointed President, Chief Executive Officer and director of Conexant in April 2011 in connection with the completion of the Merger. Mr. Chittipeddi previously served as Conexant’s President and Chief Operating Officer since November 2010 and was responsible for engineering, operations, quality, and marketing. He served as co-President since July 2009 and was responsible for global engineering, operations, quality, IT, and associated infrastructure-support activities. Mr. Chittipeddi served as Conexant’s Executive Vice President, Global Operations and Chief Technology Officer from April 2008 to June 2009 and as Senior Vice President of Global Operations from June 2006 to April 2008. Prior to that, he held several senior operations-related positions with Agere Systems, Lucent Technologies, AT&T Microelectronics, and AT&T Bell Labs. He also served as Lucent Technologies’ representative to SEMATECH, and was a member of the Technical Staff with AT&T Bell

Laboratories. Mr. Chittipeddi holds an M.B.A. from the University of Texas at Austin, an M.S. in physics from Northern Illinois University, and an M.S. and Ph.D in physics from Ohio State University. He also holds 63 U.S. patents related to semiconductor process, package, and design, and has authored nearly 40 publications.

Andrew S. Rappaport

Andrew S. Rappaport was appointed as a director of Conexant in 2011 in connection with the completion of the Merger. Since 1996, Mr. Rappaport has been a partner with August Capital, a venture capital firm. Prior to joining August Capital, Mr. Rappaport was involved in the formation and operation of more than a dozen venture capital-backed start-ups, including Actel (ACTL), MMC Networks (acquired by AMCC — AMCC), Sequence Design Automation, Silicon Architects (acquired by Synopsys —SNPS), Transmeta (TMTA), and Viewlogic (acquired by Synopsys — SNPS). Mr. Rappaport’s qualifications to serve on our board include his experience as a technology-focused investor and advisor, which gives him in-depth knowledge of, and exposure to, current technology and industry developments and trends, as well as insights into strategic planning, including growth and diversification strategies. Mr. Rappaport served on the board of Atheros Communications, Inc., which was a public company until it was acquired by Qualcomm Incorporated in 2011, and he currently serves on the boards of Alta Devices, Luxtera, Magnum Semiconductor, Scintera Networks, SuVolta, Ubicom, and Unity Semiconductor, each of which are private companies. Mr. Rappaport attended Princeton University.

Executive Officers

The following table sets forth certain information concerning the Company’s current executive officers and is followed by a brief biography of each executive officer.

Name	Age	Principal Position	Employee Since
Sailesh Chittipeddi, Ph.D	49	President and Chief Executive Officer of Conexant (Principal Executive Officer)	2006
Carl M. Mills	57	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	2011
Steven Bakos	45	Vice President, Worldwide Sales	2011
Dennis Gallagher	43	Vice President, Legal, General Counsel and Assistant Secretary	2011
Sverrir Olafsson	51	Vice President, Engineering	1994

Sailesh Chittipeddi, Ph.D

Please see the biographical information for Mr. Chittipeddi in the section entitled “Directors” above.

Carl M. Mills

Carl M. Mills was appointed the Company’s Chief Financial Officer and Assistant Secretary (subsequently appointed as Secretary) in September 2011 and currently serves as the Company’s Principal Financial Officer and Principal Accounting Officer. Mr. Mills has been a financial executive in technology businesses in Silicon Valley for over fifteen years, working with emerging growth companies, both publicly held and venture capital backed. During 2011, Mr. Mills served as Chief Financial Officer at SiPort, Inc., a fabless semiconductor company which was sold to Intel Corporation. During 2010, Mr. Mills served as Chief Financial Officer of UPEK, Inc., a fabless semiconductor company which was subsequently sold to AuthenTec. From 2009 to 2010, Mr. Mills was a consulting Chief Financial Officer at Teknovus, Inc., a supplier of EPON semiconductor devices which was sold to Broadcom. Prior to Teknovus, Mr. Mills was Vice President of Finance, Chief Financial Officer and Secretary of QuickLogic Corporation, a NASDAQ listed company, from 2002 to 2008. QuickLogic develops and markets low power customizable semiconductor solutions for Tablets, Smartbooks, Netbooks, Cloudbooks, Smartphones, DataCards and Mobile Enterprise products. Prior to QuickLogic, Mr. Mills was Chief Financial Officer at AltoWeb, Inc., a venture-backed software company providing a platform for delivering J2EE applications, from 2000 to 2002. Prior to AltoWeb, Mr. Mills held several positions, most recently Vice President of Finance and Chief Financial Officer, at WaferScale Integration, a venture-backed producer of peripheral integrated circuits, which was acquired by STMicroelectronics in 2000. Mr. Mills has a B.S. and an M.B.A. in Finance from Santa Clara University.

Steven Bakos

Steven Bakos was named the Company’s Vice President, Worldwide Sales in July 2011. In this role, Mr. Bakos is responsible for the entire sales organization, including the field application engineering support team as well as the sales support function. Mr. Bakos brings over 20 years of sales and marketing experience with nearly half of his career at the executive level. Mr. Bakos has a deep background with a variety of high performance analog companies including Linear Technology, Intersil, Xicor, National Semiconductor, and three entrepreneurial startup companies. During his 11-year tenure with Linear Technology, Mr. Bakos was responsible for over $250M in revenue both as an Area Sales Manager and while in charge of the entire North America Distribution Marketing team. At Xicor, Mr. Bakos was instrumental as Vice President of Worldwide Sales in returning the company to positive revenue growth and profitability during its difficult but successful transformation from a memory company to a high performance analog company. Mr. Bakos holds a B.S. in Engineering from Cornell University.

Dennis Gallagher

Dennis Gallagher was appointed the Company’s Vice President, Legal, General Counsel and Assistant Secretary in June 2011. In this role, Mr. Gallagher is responsible for the management of the Company’s worldwide legal affairs. Previously, Mr. Gallagher served as the Company’s Intellectual Property Counsel and was responsible for managing the Company’s patent portfolio and all intellectual property issues facing the Company and its products. Prior to joining the Company in 2007, Mr. Gallagher spent 10 years in large, international law firms representing prominent consumer electronics, software, automotive and communications companies. He was associated with the law firms of O’Melveny & Myers LLP and Crowell & Moring LLP where he specialized in patent litigation and patent prosecution, technology licensing, and patent portfolio management. Prior to his legal career, Mr. Gallagher worked as a software engineer in the defense and consumer electronics industries and as an IT professional for a public relations and marketing firm. Mr. Gallagher received a B.S. degree with honors from the University of Maryland, Baltimore County, and a J.D. degree with honors from Loyola Law School (Los Angeles). Mr. Gallagher is a registered patent attorney, admitted to practice in California and before the Federal Circuit Court of Appeals and United States Patent and Trademark Office.

Sverrir Olafsson

Sverrir Olafsson was named VP Engineering at Conexant in 2004. In this position he has managed the development of various technologies for Conexant, including voice-band data modems, VoIP, Wireless LAN, MFP and currently Audio. Sverrir joined Rockwell International in 1986 and became the lead developer and architect of Rockwell’s successful line of data modem products. Mr. Olafsson was a key participant in the V.34, V.90 and V.92 modem standards development where he submitted a number of contributions. From 1994 he led Rockwell’s Iceland Design center and continued in that role as Conexant Systems spun out of Rockwell. Since 2005, Mr. Olafsson has been located at Conexant’s headquarters in Newport Beach. Mr. Olafsson holds a bachelor’s and master’s degree in Electrical Engineering from the California Institute of Technology. He holds over 50 patents in communication technologies.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Prior to the completion of the Merger, our common stock was registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and was listed for trading on Nasdaq. Accordingly, for the portion of fiscal year 2011 prior to completion of the Merger, Section 16(a) of the Exchange Act required our directors, officers and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. To our knowledge, during that period of time, based solely upon a review of such reports and amendments thereto filed with the SEC during or with respect to fiscal year 2011, we did not identify any such report that was not timely filed. For the portion of fiscal year 2011 following completion of the Merger, no reports of ownership or changes in ownership were required to be filed pursuant to Section 16(a) of the Exchange Act by our directors, officers or beneficial owners of more than 10% of our common stock because we no longer had a class of equity securities registered pursuant to Section 12 of the Exchange Act during that period.

Code of Ethics

The information required to be disclosed about our code of ethics is included under the heading “Code of Ethics and Code of Conduct” in Item 10 of the Annual Report.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to Our Board

Following the completion of the Merger, our common stock ceased trading on Nasdaq. There is currently no established public trading market for any of our securities. All of our outstanding common stock is currently held by Conexant Holdings. Accordingly, we do not currently have any policies or procedures by which security holders may recommend nominees to our board of directors.

Board Composition

Our board of directors is currently comprised of four directors. Each director serves for an annual term and until his or her successor is elected and qualified. We are controlled by Conexant Holdings (and its affiliates), which has the ability to elect all of the members of our board of directors.

Board Committees

The board of directors has the authority to appoint committees to perform certain management and administrative functions. The board of directors has provided for a 401(k) committee. The board of directors is not required to and has not provided for a separate audit committee, compensation committee or nominating and corporate governance committee (or any similar committees). Following completion of the Merger, the board of directors has not determined if any current member of the board is an “audit committee financial expert” as defined by SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

On April 19, 2011, the Company completed a merger with Gold Acquisition Corp., a Delaware corporation, and a wholly owned subsidiary of Gold Holdings, Inc., a Delaware corporation, which was subsequently renamed Conexant Holdings, Inc. Pursuant to the Agreement and Plan of Merger, dated as of February 20, 2011, by and among the Company, Gold Holdings, Inc. and Merger Sub, Merger Sub was merged with and into the Company with the Company surviving as a wholly owned subsidiary of Conexant Holdings.

Notwithstanding the completion of the Merger, our current executive compensation philosophy and program is generally consistent with the executive compensation philosophy and program of the Predecessor, modified as appropriate to reflect that we are now a privately-owned company with closely-held debt. During the Predecessor period, the compensation committee of the board of directors was responsible for developing, implementing and administering our cash and equity compensation policies. At that time, our compensation committee’s responsibilities included, among other things, determination of the cash and equity compensation paid to our executive officers, the establishment and administration of the Company’s incentive programs and the review and approval of all stock options or other equity awards pursuant to the Company’s equity compensation plans. Upon completion of the Merger, the incumbent members of the Predecessor board of directors, including each of the members of the compensation committee, resigned and new members were elected to the Successor board. Our board currently consists of four members, including three non-employee directors and Sailesh Chittipeddi, our President and Chief Executive Officer. The Successor board is not currently required to, and has not, appointed a compensation committee. Instead, decisions with respect to executive compensation are now made by the full board of directors, which serves in the capacity as a compensation committee as appropriate. Our President and Chief Executive Officer generally does not participate in deliberations regarding his own compensation.

This Compensation Discussion and Analysis describes the compensation philosophy and program that we have adopted for our Named Executive Officers (“NEOs”) as required under the rules of the SEC. These rules require disclosure for (i) our principal executive officer and our principal financial officer, regardless of their total compensation level, (ii) any persons who served in such capacities during the last fiscal year regardless of whether their employment with the Company has ceased as of the end of the last completed fiscal year (these persons include D. Scott Mercer, our former principal executive officer, Jean Hu, our former principal financial officer, and David C. Walker, our former principal financial officer), and (iii) the three most highly compensated executive officers serving in such capacities at the end of our last completed fiscal year, other than the principal executive officer and principal financial officer referred to in (i) above. The executive officers (and former executive officers) referenced in (i) through (iii) above are collectively referred to in this Compensation Discussion and Analysis as our NEOs.

Compensation Philosophy and Objectives

The Company believes that executive compensation should be principally based on a “pay-for-performance” philosophy that rewards executives for exceptional performance and focuses management on critical short-term and long-term Company and individual performance objectives. Accordingly, in making executive compensation decisions, the board intends (and the compensation committee previously intended) to link a substantial portion of each executive officer’s total compensation opportunity to the Company’s overall business and financial performance, increases in stockholder value, and, in some cases, the achievement of individual performance objectives. In this regard, a key objective of the Company’s executive compensation program is to encourage the achievement of sustained year-over-year financial performance by requiring that executive officers and other key members of senior management have a significant portion of their compensation tied directly to enhanced Company and stockholder value. At the senior executive level, this is accomplished in part by providing officers with an equity stake in the Company. During the Predecessor period, this was accomplished principally through grants of option awards or, in more recent years, through grants of restricted stock units (“RSUs”). During the Successor period, this is being accomplished principally through grants of options to purchase shares of Class A Common Stock of Conexant Holdings as described under the heading “Elements of Executive Compensation –

Equity Incentive Compensation” below. The Company believes that this type of equity-based compensation is appropriate for the Company’s business and typical for companies in the industry in which it operates, and provides an important link between increases in the value of the Company and the compensation received by our senior management.

Against the framework of the aforementioned compensation philosophy, the principal objective of the Company’s executive compensation programs is to attract, motivate and retain talented executives. Competition for talented executives in the high technology industry generally, and the semi-conductor industry in particular, is intense and so the Company must maintain an attractive and competitive executive compensation package. In order to accomplish this, the board strives to set for each of our executive officers an overall compensation package consisting of a fixed salary, cash incentive compensation, equity compensation and other compensation and benefits at competitive levels for our industry that will allow us to retain our executives and, to the extent necessary, attract new executive talent, while also motivating our executive management team to perform in a manner that creates value for our stockholder. In addition, the equity compensation portion of the compensation package typically includes a time-based vesting component to create a meaningful incentive for executives to remain in the employ of the Company over a significant period of time.

Ultimately, there are many factors, both internal to the Company and external in the marketplace, which are considered when designing and implementing the Company’s executive compensation program. The board’s judgment in making its decisions is a critical part of the compensation program and, we believe, helps give the Company flexibility in designing incentives to attract, motivate and retain talented executive officers.

Our overall executive compensation philosophy and the above guidelines drive the specific elements of compensation that we choose to provide to our executive officers, as well as our decisions concerning the percentage mix of elements (e.g., cash vs. non-cash and short-term vs. long-term) that comprise each individual compensation package. How our elements of compensation are designed around our compensation philosophy and guidelines to achieve specific objectives are discussed in more detail under the heading “Elements of Executive Compensation” below.

Effect of Merger on Executive Compensation

Following completion of the Merger, the Company’s board determined that the executive compensation philosophy and policies that existed during the Predecessor period were generally appropriate with respect to their focus on rewarding achievement of Company performance objectives and attracting, motivating and retaining executive talent. Therefore, the board did not significantly modify our executive compensation philosophies or policies following the Merger, and the Company’s current executive compensation approach remains substantially similar to the Company’s approach prior to completion of the Merger. In particular, the board did not significantly adjust the type of compensation elements that are paid (e.g., base salary, cash incentive compensation, equity compensation, etc.) or the relative percentage mix of those compensation elements. However, the completion of the Merger did result in a few noteworthy changes to our executive compensation process and policies as follows:

•

Executive compensation decisions which were made by the Company’s compensation committee before the Merger are now made by the Company’s full board of directors, including our President and Chief Executive Officer.

•

Mr. Chittipeddi was appointed President and Chief Executive Officer of the Company. We entered into an employment agreement with Mr. Chittipeddi, which is discussed in more detail under the heading “Employment Agreements” below.

•

Mr. Bakos was hired to serve as Vice President, Worldwide Sales of the Company. We entered into an employment agreement with Mr. Bakos, which is discussed in more detail under the heading “Employment Agreements” below.

•	Mr. Mills was hired to serve as Chief Financial Officer and Secretary of the Company.

•	Mr. Gallagher was appointed Vice President, Legal, General Counsel, and Assistant Secretary.

•

The type of equity securities issued to our executive officers under the equity incentive portion of our compensation programs changed (from RSUs to options to purchase shares of Conexant Holdings) as a result of the change to the Company’s ownership structure following completion of the Merger, as discussed in greater detail under the heading “Elements of Executive Compensation – Equity Incentive Compensation” below.

Role of Board of Directors and Management

Following completion of the Merger, the Successor board is not required to, and has not, appointed a compensation committee. Instead, decisions with respect to executive compensation are now made by the full board of directors, which serves in the capacity as a compensation committee when appropriate. Accordingly, the board has the primary authority and responsibility for determining our compensation philosophy and objectives and establishing compensation for our executive officers and key management personnel, including our NEOs, As discussed above, the board has not significantly changed the compensation philosophy and objectives that existed prior to completion of the Merger and does not expect to significantly change the philosophy or objectives in the near future.

The board (excluding our President and Chief Executive Officer) will annually review and consider the performance of our President and Chief Executive Officer and, in line with our compensation philosophy, determine compensation for our President and Chief Executive Officer. The full board will annually review and consider the performance of our executive management team (other than our President and Chief Executive Officer) and, in line with our compensation philosophy, determine compensation for the other members of our executive management team.

Our President and Chief Executive Officer, as a member of the board, assists with establishing the compensation of our executive management team, including our NEOs, by providing evaluations of their performance and recommendations to the board regarding their compensation. Other members of executive management may participate in discussions about executive compensation as requested by the board. Executive officers, including our President and Chief Executive Officer, generally do not participate in deliberations regarding their own compensation.

Compensation Consultant

Prior to the Merger, the Company’s compensation committee engaged Frederic W. Cook & Co. (“FWC”) as an independent compensation consultant to bring expertise and independence to the Company’s deliberations with regard to executive compensation issues. During fiscal year 2010, FWC reviewed and advised the compensation committee on several topics, including pay-for-performance disclosure, the perquisite program for NEOs, and the proxy statement filed with respect to the 2011 annual meeting of stockholders. However, the Company did not retain the services of FWC or any other compensation consultant during fiscal year 2011.

The Company has not utilized the services of a compensation consultant since the completion of the Merger, and does not expect to utilize such services in the foreseeable future. However, the board retains the right to hire a compensation consultant in the future if it deems necessary or appropriate.

Peer Group Data / Benchmarking

In establishing compensation levels for the Company’s executive officers, the board considers total compensation levels of U.S.-based semiconductor and other high technology companies, including companies of similar size to the Company. The board also takes into account that the Company is privately-owned. However, while general market surveys may provide a reference point for making executive compensation decisions, including with respect to the establishment of base salaries and cash bonus targets, the Company principally relies on the judgment of the board members and the recommendations of management, as well as outside consultants as necessary. As discussed above, the Company has not engaged any outside consultants to assist in making executive compensation decisions for fiscal year 2011.

Elements of Executive Compensation

Base Salary

Base salary is intended to provide our executive officers with a reasonable base level of compensation that is required to attract and retain their services. In general, we believe that base salaries should provide financial security for our executive officers by providing a guaranteed amount of compensation in the event that incentive compensation is not earned. We intend base salaries to be competitive with salaries within our peer group generally, so that we can compete effectively in the market for talented individuals to serve as our executives and to retain those executives.

We determine base salaries for executive officers principally based on each of their positions, duties and levels of responsibility. In so doing, we have historically taken into account the salary ranges for comparable positions, and the scope of duties and levels of responsibility associated with those positions, at similarly-sized companies in the semi-conductor and high technology industries. The board reviews the base salaries of each of our executive officers periodically, in the context of individual and Company performance, market survey data, the Company’s overall ability to pay, internal pay equity, contractual arrangements, the experience level and contribution of the executive to the Company, and other factors deemed relevant by the board.

Cash Incentive Compensation

The Company believes that an important element of executive compensation is variable cash incentive compensation, and that this form of compensation should be based on the achievement of key Company quantitative or qualitative performance objectives. The Company also believes that, if the performance criteria is met, this cash incentive compensation should represent a meaningful portion of the executive officers’ total compensation potential. The following is a discussion of the Company’s various cash incentive programs pursuant to which the NEOs are (or were) eligible to participate.

2010 Management Incentive Plan. In October 2009, the Company’s compensation committee adopted the 2010 Management Incentive Plan (“2010 Plan”). The 2010 Plan served as a framework under which target cash bonuses were established for, and earned by, the NEOs. In determining whether cash bonuses were earned under the 2010 Plan, the compensation committee assessed the Company’s achievement of “core operating income” to determine the Company’s financial performance level for the period. Core operating income was calculated as “core gross profit” less “core operating expenses” with certain adjustments specified in the 2010 Plan. The compensation committee believed that core operating income provided the appropriate measure for assessing achievement under the 2010 Plan, because it was a measure of both Company performance and management team effectiveness. However, the compensation committee also had the authority to take into consideration a number of other criteria in assessing the achievement of cash bonuses under the 2010 Plan, including the Company’s overall performance, the performance of individual NEOs, and the committee’s subjective discretion. Thus, while the 2010 Plan was an equity incentive compensation plan in some respects, it also retained some qualities of a discretionary cash bonus plan.

2011 Management Incentive Plan. In November 2010, the compensation committee adopted the Predecessor Management Incentive Plan (“MIP”) for fiscal year 2011. The MIP was an annual cash bonus plan and was intended to be similar in many respects to the 2010 Plan. All NEOs were eligible to participate in the MIP (as well as certain other employees as determined by the Chief Executive Officer). Under the MIP, each eligible employee, including each of the NEOs, was eligible to receive an annual bonus award based upon the employee’s target bonus, the employee’s performance during fiscal year 2011, and the size of an incentive pool to be determined by the compensation committee. In exercising its discretion to determine the size of the incentive pool, if any, the compensation committee was given the authority to consider all circumstances that it deemed relevant, including the achievement of certain fiscal year 2011 core operating profit goals, market conditions, current financial forecasts and anticipated expenses to be incurred or payable during fiscal year 2011. In addition, the compensation committee was given the discretion to increase or decrease individual awards from the target bonus levels based on individual performance and the available incentive pool. Thus, similar to the 2010 Plan, while the MIP was an equity incentive compensation plan in some respects, it also retained some qualities of a discretionary cash bonus plan.

The bonus target amounts for fiscal year 2011 were set by the compensation committee and were generally consistent with the levels established for each NEO in recent years. In establishing the 2011 target bonuses, the compensation committee reviewed the targeted amounts versus prior year levels and industry survey data, and also considered factors such as internal pay equity and the Company’s recent financial performance and ability to pay. Following this analysis, the annual target bonuses (as a percentage of each NEO’s base salary) for the NEOs for fiscal year 2011 were set as follows:

Name	Target Bonus for Fiscal Year 2011
D. Scott Mercer	100%

Sailesh Chittipeddi	80%

Dennis Gallagher	30%

Sverrir Olafsson	30%

Jean Hu	70%

David Walker	24%

As discussed above, target cash bonus amounts under the MIP were determined by the compensation committee in its discretion. As it did under the 2010 Plan, when determining whether cash bonuses would be earned under the MIP in fiscal year 2011, the compensation committee assessed the Company’s achievement of “core operating income” to determine the Company’s financial performance level for the period. The compensation committee determined that core operating income provided the appropriate measure because it is a meaningful measure of both Company performance and management team effectiveness.

The compensation committee determined that no cash bonuses would be paid under the MIP if the Company did not achieve core operating income of at least 10% for the first two quarters of fiscal year 2011. The compensation committee then assessed the Company’s achievement with respect to the core operating income target during the first half of fiscal year 2011 and determined that the Company had not achieved the targeted amount. In addition, in light of the circumstances surrounding the consideration, negotiation and completion of the Merger, the compensation committee did not establish modified performance targets under the MIP for the second half of fiscal year 2011. As a result, no cash bonuses were earned under the MIP in fiscal year 2011.

2012 Management Incentive Plan. The Company continues to believe that variable cash incentive compensation is an important element of executive officer compensation. Accordingly, the Company expects to adopt a 2012 Management Incentive Plan (or similar compensation plan) with respect to the payment of cash bonuses for fiscal year 2012. However, as of the date of this Amendment, no such plan has been adopted by the board. As a result, the board has not yet determined the amount of any executive bonus targets, the size of any incentive bonus pool, or the performance criteria that will be used to assess achievement under the plan.

Sales Incentive Plan

In keeping with the Company’s philosophy of providing variable cash compensation that is based on the achievement of key Company quantitative or qualitative performance objectives, the Company has established a Sales Incentive Plan that is available to certain of the Company’s employees, including Mr. Bakos. None of the other NEOs are eligible to receive payments under the Sales Incentive Plan.

The Sales Incentive Plan was created to incentivize members of the Company’s sales and applications engineering team to increase sales, increase the use of our products in our customers’ products, reward individuals for their own contributions to the Company’s success, and enable the retention and recruitment of talented sales and design team members. The Company feels it is appropriate to include Mr. Bakos in the Sales Incentive Plan in light of his role as Vice President, Worldwide Sales. Due to Mr. Bakos’ participation in the Sales Incentive Plan, it is not expected that he will be eligible to participate in the 2012 Management Incentive Plan once it is adopted.

The following is a summary of the material terms of the Sales Incentive Plan.

2011 Sales Incentive Plan. Potential compensation under the 2011 Sales Incentive Plan is derived from meeting Company performance goals in two key areas: (1) revenue incentives, and (2) design and production win incentives. Achievement with respect to each performance goal is weighted equally under the plan such that 50% of the potential sales incentive compensation is tied to the revenue incentive and 50% of the potential sales incentive compensation is tied to the design and production win incentive. Performance targets for each of these components were set by management semiannually and payments under the plan were made on a quarterly basis.

•

Revenue Incentives: Under this component of the Sales Incentive Plan, each 1% increase in revenue above a minimum of 75% of the revenue target established by management resulted in a 4% increase in incentive compensation for the quarter. For example, if the revenues achieved equaled 80% of the established quota, the incentive payment would equal 20% (100% + ((80%–100%) x 4)) of the revenue portion of the target incentive compensation. Similarly, if the revenues achieved equaled 110% of the established quota, the incentive payment would equal 140% (100% + ((110%–100%) x 4)) of the revenue portion of the target incentive compensation.

•

Design and Production Win Incentives: Incentives paid under this portion of the Sales Incentive Plan required the achievement of “design wins”, which were defined as written confirmation that a customer is incorporating a Conexant device in a product under development and customer resources have been assigned to the development, and “production wins”, which were defined as receipt by the Company of the initial order for production volumes of our device incorporated in a new customer product. Design and production win quotas were set semiannually. Each design win was worth either one-half of a point or two points depending on the importance of the design opportunity, which was at the discretion of management. Similarly, each production win was worth either one-half of a point or two points, depending on the importance of the design opportunity, which was also at the discretion of management.

The total points associated with forecast design and production win activity for the second half of fiscal year 2011 became Mr. Bakos’ design quota for the second half of 2011. Each percentage increase in actual results earned above the quota established translated into a 1% increase in the design and production win incentive compensation earned by Mr. Bakos.

Pursuant to the terms of his employment agreement, Mr. Bakos’ target bonus amount for fiscal year 2011 was $192,500 (70% of his base salary of $275,000). Because Mr. Bakos joined the Company in July 2011, which was in the Company’s fourth fiscal quarter, he was only eligible to earn sales incentive compensation with respect to one fiscal quarter. As a result, Mr. Bakos’ target incentive compensation for fiscal year 2011 was $48,125 ($192,500 / 4).

As noted above, the Sales Incentive Plan provides that a participant is eligible to earn 50% of the targeted amount based on revenue incentives and 50% based on design and production win incentives. Mr. Bakos did not earn any sales incentive compensation based on the achievement of revenue results compared with our revenue objective for the second half of fiscal 2011. However, he did earn 80.4% of his design and production win target compensation, based on the Company’s results for the second half of fiscal 2011. As a result, Mr. Bakos earned a sales incentive compensation payment of $19,354 ($48,125 x 50% x 80.4%) under the Sales Incentive Plan in fiscal year 2011.

2012 Sales Incentive Plan. The 2012 Sales Incentive Plan is substantially similar to the 2011 Sales Incentive Plan with some key differences. First, only 40% of the potential sales incentive payment is based on revenue incentives. Second, the category based on design and production wins was separated into two discrete components:

•

Design In Incentives: A “design in” is earned when a customer has either sent an email confirming the use of a device designed by the Company or sent a schematic showing a Company device on its design. Quarterly design in quotas are set annually, measured as the revenue value of required design in activity. The value of an actual design in is the forecast revenue associated with the specific opportunity, subject to certain maximum amounts per design in. In 2012, design in incentives account for 30% of the total possible incentive compensation under the 2012 Sales Incentive Plan.

•

Design Win Incentives: As in 2011, a design win incentive is defined as the Company having booked a production purchase order for a device in a specified program. Quarterly design win quotas are set annually, measured as the revenue value of required design win activity. The value of an actual design win is the forecast revenue associated with the specific opportunity, subject to certain maximum amounts per production win. In 2012, design win incentives account for 30% of the total possible incentive compensation under the 2012 Sales Incentive Plan.

Pursuant to the terms of his employment agreement, Mr. Bakos’ target sales incentive compensation for fiscal year 2012 is again $192,500 (70% of his base salary of $275,000). Compensation for design in and design wins is capped at 125% and 150% of target compensation, respectively. For fiscal year 2012, Mr. Bakos’ total quarterly sales incentive compensation is capped at 120% of target compensation. However, sales incentive compensation for annual results may exceed 120% of the target compensation although sales incentive compensation may not exceed 200% of the target compensation without specific board approval.

The board retains discretion to change the amounts or timing of amounts paid under the 2012 Sales Incentive Plan.

Discretionary Cash Bonuses

The Company believes that discretionary cash bonuses play an important role in furthering the Company’s executive compensation objective of attracting, motivating and retaining talented executives. The principal reason for this is that discretionary bonuses allow the Company to retain considerable flexibility to augment the executive compensation package with cash bonuses that reward NEOs for significant contributions to the performance of the Company’s business. It is the Company’s policy that discretionary bonuses may be granted to the NEOs based on factors determined by the board, including Company or business segment financial performance, individual performance or achievement, or other subjective factors as determined by the board.

The following is a description of the significant discretionary cash bonuses that were awarded to NEOs during fiscal year 2011.

•	In February 2011, Ms. Hu received a $31,302 bonus under the Refresh and Renew Program (see discussion below).

•	In May 2011, in connection with his appointment as our Vice President, Worldwide Sales, Mr. Bakos received a discretionary cash signing bonus of $30,000.

•	In September 2011, in connection with his appointment as our Chief Financial Officer, Mr. Mills received a one-time cash relocation bonus of $10,000.

Refresh and Renew Program. The Predecessor adopted a discretionary bonus program referred to as the Refresh and Renew Program that was generally available to all Company employees. The program was designed to recognize specific individual or team contributions, such as an extensive commitment of time to the Company over an extended period. Under the program, the Company would reimburse an employee for actual vacation expenses incurred during the employee’s time off and pay the associated taxes related to the payment. The intent of the payment was to encourage employees that dedicate significant time and energy to the Company, to be able to enjoy their time off and return to work more engaged, energized and focused. The Refresh and Renew Program has been terminated and it is not expected that it will be reestablished by the Successor.

Management Equity Investments

Following completion of the Merger, certain of our NEOs voluntarily made a direct investment in Conexant Holdings, which owns all of the Company’s issued and outstanding shares of capital stock, through the purchase of shares of Class L Common Stock of Conexant Holdings (the “Class L Common Stock”). The number of shares of Class L Common Stock purchased by these NEOs is set forth in the table below:

Name	Number of Shares of Class L Common Stock
Sailesh Chittipeddi	60,283.7

Carl M. Mills	8,037.8

Steven Bakos	10,047.3

Dennis Gallagher	8,037.8

Sverrir Olafsson	8,037.8

While the purchases of the Class L Common Stock were made directly by these NEOs, and were not made pursuant to any particular component of the Company’s executive compensation program, we believe that the purchase of the Class L Common Stock is relevant to the discussion of our executive compensation programs. This is because we believe that the purchases will encourage these NEOs to be committed to the Company in light of the significant personal investment they have made in the Company. We also believe that the purchases will motivate these NEOS to contribute to the achievement of outstanding financial performance by the Company that creates value for our stockholder because their economic interests are aligned with those of our stockholder.

Equity Incentive Compensation

In furtherance of the Company’s “pay-for-performance” philosophy, and in an effort to create a direct link between executive compensation and the enhancement of stockholder value, the Company believes that long-term equity incentive grants for executive officers are an important element of executive compensation. The Company also believes that appropriately structured equity incentive grants can further the Company’s objective of attracting, motivating and retaining talented executives.

Historically, long-term incentive compensation was delivered principally through the grant of stock options. In the years immediately prior to the Merger, the Company’s equity awards to executive officers were principally made in the form of RSUs. The compensation committee believed that these RSUs appropriately linked the recipient’s interests with those of our stockholder since the ultimate value of the awards was dependent upon the Company’s stock price. In addition, the compensation committee believed that these RSUs were effective in serving as a retention tool because they typically were subject to time-based vesting over a period of several years. The compensation committee was charged with reviewing and approving all material aspects of the long-term incentive awards for NEOs, including the recipients of awards, the amount of the awards, and the timing of the grants, in each case after taking into account such factors as it deemed appropriate under the circumstances.

Grants of RSUs in Fiscal Year 2011. In December 2010, the Company granted to Jean Hu, the Company’s then-current Chief Financial Officer, Treasurer and Senior Vice President Business Development, an award of 100,000 RSUs. The RSUs would have vested on the third anniversary of the date of grant. These RSUs were cancelled in connection with the Merger as discussed below.

Effect of Merger on Outstanding RSUs. In connection with the completion of the Merger, all RSUs outstanding under the Company’s long-term incentive plans were either exchanged for cash as fully vested or replaced by stock option grants pursuant to the 2011 Incentive Compensation Plan described below. There are currently no equity compensation plans under which equity securities of the Company are authorized for issuance.

2011 Incentive Compensation Plan. In August 2011, the board of directors of Conexant Holdings (the “Holdings Board”), the direct parent of the Company, approved the Conexant Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”). The purpose of the 2011 Plan is to enable Holdings to offer eligible persons equity-based incentive awards in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the stockholders of Conexant Holdings. The 2011 Plan authorizes Conexant Holdings to issue non-qualified stock options to eligible employees, non-employee directors and consultants of Conexant Holdings and its affiliates (including the Company). Pursuant to the 2011 Plan, Holdings may issue options to purchase up to 25.0 million shares of the Class A Common Stock of Conexant Holdings (the “Class A Common Stock”), subject to adjustment as described therein. The 2011 Plan may be administered by the Holdings Board or a committee established by the Holdings Board. This committee has the authority, among other things, to (i) select the individuals to whom options may be granted, (ii) determine the number of shares of Class A Common Stock to be covered by each option granted, (iii) determine the terms and conditions of any option granted (including the exercise or purchase price, any vesting schedule or acceleration, or any forfeiture restrictions), (iv) determine whether and under what circumstances an option may be settled in cash and/or Class A Common Stock, and (v) determine whether and under what circumstances to modify, extend or renew any option granted. The 2011 Plan will terminate on August 26, 2021.

As discussed above, the Holdings Board (or a committee established by the Holdings Board) reviews and approves all material aspects of stock option awards for NEOs granted under the 2011 Plan. The Holdings Board determines the number of stock options awarded to individual NEOs based on many factors, including the NEOs title, duties, level of responsibility, contributions made (or expected to be made) to the Company, and other factors deemed appropriate by the Holdings Board (or the committee).

Option Grants Under the 2011 Plan. In August 2011, following the adoption of the 2011 Plan, the board of directors of Conexant Holdings (and the board of directors of the Company) approved the grant of non-qualified stock options under the 2011 Plan to Mr. Chittipeddi. The stock options that were granted include (i) an option to purchase 745,614 shares at an exercise price of $0.05 per share, (ii) an option to purchase 828,460 shares at an exercise price of $2.77 per share, and (iii) an option to purchase 925,926 shares at an exercise price of $6.14 per share. Each of the stock options vest as to 20% of the shares covered by the option on each of the first, second, third, fourth and fifth anniversaries of the date of grant. Each of the stock options were granted pursuant to the Company’s standard form of Stock Option Agreement.

Additional options have been granted to the other NEOs under the 2011 Plan. See the “Fiscal Year 2011 Outstanding Equity Awards at Fiscal Year-End Table” for additional information regarding these grants.

As of January 30, 2011, a total of 12,757,500 options have been granted pursuant to the 2011 Plan.

Retirement Benefits

For all U.S. employees, including the NEOs, the Company provides a 401(k) Retirement Savings Plan with Company matching contributions as the only tax-qualified retirement plan. The plan provides a basic benefit for employees and NEOs to allow them to save money on a pretax basis for retirement. Without this benefit the Company believes it would have a disadvantage in attempting to attract, motivate and retain executive officers and other employees. During difficult financial circumstances facing the Company in fiscal year 2009, the Company suspended the Company match, which was 4% of base salary for each 6% of an employee’s contribution up to the statutory tax-qualified plan limits. As Company performance improved, in early fiscal year 2010, the Company reinstated the Company match for most employees. The plan currently provides for a maximum Company match of 2% of base salary for each 6% of an employee’s contribution up to the statutory tax-qualified plan limits. The Company’s NEOs and certain members of management are eligible to participate in the plan; however, these individuals are not eligible for the Company match in the program. The intent of reinstating the Company match was to encourage retirement savings, and to provide what the Company believes to be a standard and competitive compensation benefit. The Company believes it is more important to exclude management from participation in the Company match and create a more meaningful matching benefit for other employees. This is because the Company believes that management, including the NEOs, has a greater ability (versus the broader group of employees) to fund retirement through other compensation vehicles including equity award participation. The Company will continue to review the design of, and benefits provided under, the plan to ensure that it meets the objective of attracting, motivating and retaining employees at all levels of the Company in light of the Company’s ability to make contributions to the plan.

The Company does not sponsor any pension or defined benefit plans for the benefit of any of the NEOs. The board does not presently foresee adopting any such plans.

Perquisites

We provide health and welfare benefits, long-term disability insurance, life insurance and other benefits that we believe are typical and necessary in order to attract and retain employees. We generally do not provide perquisites to our NEOs above and beyond the benefits that are generally available to all of our employees.

Severance / Change of Control Agreements

Severance and change of control benefits are designed to facilitate the Company’s ability to attract, motivate and retain executives as it competes for talented employees in a marketplace where, the Company believes, such protections are commonly offered. The rationale for including these benefits in the employment agreements for certain NEOs is to encourage the NEOs to remain focused on our business in the event of a potential or actual fundamental corporate changes. These benefits typically consist of some combination of continued base salary payments, continued health and welfare benefits, and the acceleration of vesting of outstanding equity-based awards, such as options or RSUs.

Successor Period

To support our compensation objective of attracting, retaining and motivating talented executives, we have adopted severance policies that apply to Messrs. Chittipeddi and Bakos. These policies are not contained within standalone agreements, but are instead included within their respective employment agreements. Additional information regarding the specific employment agreement provisions that address severance arrangements is set forth under the heading “Employment Agreements” below.

The Company has not adopted any standalone change of control agreements or policies.

Predecessor Period

During the period prior to the Merger, the Company entered into employment agreements with each of Messrs. Chittipeddi and Mercer and Ms. Hu that contain severance and/or change in control payment provisions. A summary of the relevant provisions of these employment agreements is set forth below.

Sailesh Chittipeddi. The Company and Mr. Chittipeddi entered into an employment agreement prior to the Merger, which has now been replaced with a new employment agreement (discussed under the heading “Employment Agreements” below) following Mr. Chittipeddi’s promotion to President and Chief Executive Officer. Under the prior employment agreement, if the Company terminated Mr. Chittipeddi’s employment as Executive Vice President, Global Operations and Chief Technology Officer without “cause” (as defined in that agreement): (i) the Company would pay him a cash lump-sum equal to (x) any unpaid base salary (and any other unpaid amounts) accrued through his termination date, plus (y) one times Mr. Chittipeddi’s annual base salary; (ii) the Company would continue to provide coverage under the Company’s health insurance plan to him and his eligible dependents for 18 months after the date of his termination; and (iii) all of his options and non-performance based RSUs would become fully vested and Mr. Chittipeddi would be permitted to exercise all vested options until the earlier of (A) the 15 month anniversary of his termination date, or (B) the expiration date of such options set forth in the option awards. If a “change in control” (as defined in that agreement) occurred, Mr. Chittipeddi’s outstanding and unvested stock options and time-based restricted stock and RSUs would become fully vested.

D. Scott Mercer. The Company and Mr. Mercer entered into an employment agreement setting forth the terms and conditions of Mr. Mercer’s employment as the former Chief Executive Officer of the Company. Under the agreement, if the Company terminated Mr. Mercer’s employment as Chief Executive Officer without “cause” or he resigned as Chief Executive Officer for “good reason” (each as defined in that agreement): (i) the Company would pay him a cash lump-sum equal to (v) any unpaid base salary (and any other unpaid amounts) accrued through his termination date, plus (w) a pro-rata share of his target bonus for the fiscal year in which his termination occurs, plus (x) two times his base salary, plus (y) two times his annual target bonus, plus (z) $200,000; (ii) the Company would continue to provide coverage under the Company’s health insurance plan to him for 18 months after the date of his termination; and (iii) all of his options and non-performance based RSUs would become fully vested and Mr. Mercer would be permitted to exercise all vested options until the earlier of (A) the second anniversary of his termination date or (B) the expiration date of such options set forth in the option awards. Mr. Mercer was entitled to receive such separation payments and other benefits if the Company terminated his employment as Chief Executive Officer without “cause” or if he resigned as chief executive officer for “good reason” (each as defined in the agreement, as amended). No separation payments were payable if the Company terminated Mr. Mercer’s employment for “cause” or he resigned without “good reason”.

Also as a part of Mr. Mercer’s employment agreement, the Company provided for the payment of an excise tax gross-up following a change in control. At the time of Mr. Mercer’s employment he was not serving as an employee of the Company, but was being paid compensation as a non-employee director. Because of this, Mr. Mercer’s “base amount”, which is the average W-2 compensation (and 1099 compensation for directors) over five years preceding the year in which a change in control occurs and the basis for calculating whether the excise tax is payable, was expected to be low for a number of years. As a result, the compensation committee determined that the excise tax gross-up provision was appropriate for Mr. Mercer, in light of his artificially low personal threshold before excise taxes were owed that resulted from mixing non-employee board member pay with senior officer compensation levels. The compensation committee discussed that, once Mr. Mercer’s tenure reached five years with the Company, there became a lesser chance that a change in control would trigger an excise tax as his “base amount” would be based on five years of earnings as Chief Executive Officer.

In February 2010, the compensation committee determined that, effective immediately; it would not enter into any new or materially amended agreements with its named executive officers providing for (i) excise tax gross-up provisions with respect to payments contingent upon a change in control, or (ii) multiyear guaranteed bonus payments.

Jean Hu. The Company and Ms. Hu entered into an employment agreement setting forth the terms and conditions of Ms. Hu’s employment as the former Senior Vice President, Strategy and Business Development. The agreement was amended to provide that Ms. Hu would serve as Chief Financial Officer, Treasurer and Senior Vice President, Business Development. Under the agreement, as amended, if the Company terminated Ms. Hu’s employment without “cause” or if she resigned for “good reason” (each as defined in that agreement), (i) the Company would pay her a cash lump-sum equal to: (x) any unpaid salary (and any other unpaid amounts) accrued through her termination date, plus (y) one times Ms. Hu’s annual base salary; (ii) the Company would continue to provide coverage under its health insurance plan to her and her eligible dependents for 18 months after the date of her termination; and (iii) all of her options and non-performance based RSUs would become fully vested and Ms. Hu would be permitted exercise all vested options until the earlier of (A) the fifteen month anniversary of the termination date and (B) the expiration date of such options set forth in the option awards. If a change in control (as defined in the agreement) occurred, Ms. Hu’s outstanding and unvested stock options and time-based restricted stock and RSUs would become fully vested.

Merger Related Payments. In connection with the Merger, Messrs. Chittipeddi and Mercer and Ms. Hu received the payments detailed in the table below. The amounts set forth in the table below are also reflected in (and are not in addition to) the amounts set forth under the “Severance / Change in Control Payments Made in Connection with the Merger” column of the All Other Compensation Table below.

Name	Cash Severance / Change in Control Payments ($)	Cancelled RSUs ($)(1)	Tax Gross-Ups ($)	Total ($)

Sailesh Chittipeddi	—	1,080,000	—	1,080,000

D. Scott Mercer	2,810,504	1,740,000	3,086,586	7,637,090

Jean Hu	—	870,000	—	870,000

(1)

Upon completion of the Merger, each share of the Company’s common stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive $2.40 in cash, without interest and subject to any applicable withholding tax (the “Gold Merger Consideration”). In addition, each RSU that was outstanding and held by a management-level employee of the Company at the rank of senior vice president or above (including our then-current NEOs) was cancelled and converted into the right to receive an amount of cash equal to the Gold Merger Consideration. The amounts reflected in this column represent the cash consideration paid to each NEO in light of the cancellation of the RSUs in connection with the completion of the Merger. For additional information regarding the payment of cash for outstanding RSUs in connection with the Merger, please refer to the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report.

Employment Agreements

The following is a discussion of the terms of the employment agreements entered into by the Successor with certain of the existing NEOs.

Sailesh Chittipeddi

On August 5, 2011, the Company and Sailesh Chittipeddi entered into an Employment Agreement (the “Chittipeddi Agreement”) pursuant to which Mr. Chittipeddi was promoted to the position of President and Chief Executive Officer. The Chittipeddi Agreement was made effective retroactive to April 20, 2011. The term of the Chittipeddi Agreement is one year from the effective date and is renewable for successive one year periods unless either party gives written notice to the other party at least sixty days before the end of the relevant employment period. The Chittipeddi Agreement supersedes and terminates the former employment agreement entered into by the Company and Mr. Chittipeddi (discussed under the heading “Severance / Change of Control Agreements – Predecessor Period” above).

The Chittipeddi Agreement provides for the payment of a base salary of $400,000 per year, which amount will be reviewed by the board no less frequently than annually and may be increased at the discretion of the board. The Chittipeddi Agreement also provides for the payment of an annual performance bonus in an amount determined at the discretion of the board for each fiscal year during the term of the Chittipeddi Agreement. It is intended that the Company will establish an annual target bonus for each fiscal year during the term of the Chittipeddi Agreement based upon the overall performance of the Company for such fiscal year. Pursuant to the employment agreement, the target bonus for the 2012 fiscal year is $320,000 (80% of the base salary for the fiscal year), which amount may be adjusted by the board (as discussed under the heading Elements of Executive Compensation – Cash Incentive Compensation” above). To be eligible to receive any bonuses, Mr. Chittipeddi must be employed by the Company at the time the bonus is actually paid. The Chittipeddi Agreement also entitles Mr. Chittipeddi to participate in all employee benefit programs and perquisites that are generally made available to other senior executives of the Company.

The Chittipeddi Agreement further provides that if Mr. Chittipeddi’s employment is terminated (i) by the Company for Cause (as defined in the Chittipeddi Agreement), (ii) by the Company because of Mr. Chittipeddi’s Disability (as defined in the Chittipeddi Agreement), (iii) by Mr. Chittipeddi without Good Reason (as defined in the Chittipeddi Agreement), or (iv) upon Mr. Chittipeddi’s death, the Company shall only be obligated to pay the amount of any unpaid base salary accrued through the date of termination and any unpaid amounts that have accrued under any fringe benefit or bonus plans on the terms set forth in those plans (except in the case of a termination by the Company upon Mr. Chittipeddi’s Disability in which case the Company shall also pay an additional cash payment in the amount of $25,000). The Chittipeddi Agreement further provides that if Mr. Chittipeddi’s employment is terminated (i) by the Company other than for Cause, Disability or death, or (ii) by Mr. Chittipeddi for Good Reason, the Company will be obligated to pay Mr. Chittipeddi a lump sum payment equal to (x) $425,000, plus (y) the pro-rata portion of the target bonus amount for the fiscal year in which the termination of employment occurs, calculated in accordance with the terms of the Chittipeddi Agreement, plus (z) any unpaid base salary accrued through the date of termination and any unpaid amounts that have accrued under any fringe benefit or bonus plans on the terms set forth in those plans. See the section entitled “Potential Payments Upon Termination of Employment or Change in Control” below.

Steven Bakos

On May 20, 2011, the Company and Steven Bakos entered into an Employment Agreement (the “Bakos Agreement”), pursuant to which Mr. Bakos joined the Company as Vice President, Worldwide Sales. The Bakos Agreement was made effective July 1, 2011. The term of the Bakos Agreement is one year from the effective date and is renewable for successive one year periods unless either party gives written notice to the other party at least sixty days before the end of the relevant employment period.

The Bakos Agreement provides for the payment of a base salary of $275,000 per year, which amount will be subject to increase (but not decrease) at the discretion of the board on an annual basis. The Bakos Agreement also provides for the payment of an annual performance bonus in an amount determined at the discretion of the board for each fiscal year during the term of the Bakos Agreement. It is intended that the Company will establish an annual target bonus for each fiscal year during the term of the Bakos Agreement based upon achievement of specified Company performance targets. The target bonus for the 2012 fiscal year is $192,500 (70% of the base salary for the fiscal year), which amount may be adjusted by the board (as discussed under the heading Elements of Executive Compensation – Sales Incentive Plan” above). To be eligible to receive any bonuses, Mr. Bakos must be employed by the Company at the time the bonus is actually paid. The Bakos Agreement also entitles Mr. Bakos to participate in all employee benefit programs and perquisites that are generally made available to other senior executives of the Company.

The Bakos Agreement further provides that if Mr. Bakos’ employment is terminated (i) by the Company for Cause (as defined in the Bakos Agreement), (ii) by the Company because of Mr. Bakos’ Disability (as defined in the Bakos Agreement), (iii) by Mr. Bakos without Good Reason (as defined in the Bakos Agreement), or (iv) upon Mr. Bakos’ death, the Company shall only be obligated to pay the amount of any unpaid base salary accrued through the date of termination and any unpaid amounts that have accrued under any fringe benefit or bonus plans on the terms set forth in those plans (except in the case of a termination by the Company upon Mr. Bakos’ Disability in which case the Company shall also reimburse Mr. Bakos for COBRA coverage for himself and his covered dependents for a period of twelve (12) months following termination). The Bakos Agreement further provides that if Mr. Bakos’ employment is terminated (i) by the Company other than for Cause, Disability or death, or (ii) by Mr. Bakos for Good Reason, the Company shall be obligated to pay Mr. Bakos a lump sum payment equal to (x) one year of Mr. Bakos’ base salary at the time of termination, plus (y) the pro-rata portion of the target bonus amount for the fiscal year in which the termination of employment occurs, calculated in accordance with the terms of the Bakos Agreement, plus (z) any accrued but unpaid base salary through the date of termination, and all other unpaid amounts, if any, to which Mr. Bakos has accrued and is entitled as of the termination date. See the section entitled “Potential Payments Upon Termination of Employment or Change in Control” below.

Other Named Executive Officers

Except as discussed above, the Company does not have any formal employment agreements (or similar agreements) with any of its NEOs.

Executive Compensation Risk Consideration

As discussed above, we design our executive compensation programs with the overall objectives of attracting, motivating and retaining executives, and encouraging them to achieve outstanding Company financial performance that creates value for our stockholder. We recognize that the pursuit of goals that lead to the payment of incentive compensation, such as cash incentive bonuses or option grants, could cause our executive officers (or other employees at the direction of our executive officers) to focus on individual enrichment rather than the overall value and welfare of the Company, and, as a result, to take actions intended to achieve the financial performance goals necessary for payment of the incentive compensation, but that expose the Company to undue risk. However, while we recognize that there are inherent risks in any incentive compensation program (whether cash or equity-based), we do not believe that risks arising from our compensation policies and practices, including the compensation programs for our executive officers described above, are reasonably likely to have a material adverse effect on us primarily because they:

•

contain elements that we believe create appropriate and effective incentives for the executive officers, whom we believe are significant assets to the Company and will play a vital role in creating long-term value for our stockholder, to remain in the employ of the Company over a period of years;

•

include an overall mix of compensation elements for those individuals who are best positioned to have an impact on our financial performance that is appropriately balanced between short-term and long-term incentives, such that it does not encourage the taking of short-term risks at the expense of long-term results;

•

include equity-based compensation for our executive officers that aligns their interests with those of our stockholder, by providing them with an incentive to achieve financial results that enhance the value of their equity-based compensation, but that discourages them from excessive risk-taking that could reduce the value of their equity-based compensation; and

•

provide our board with discretion to establish and modify performance goals under our incentive compensation programs from year to year, thereby giving our board the ability to change the incentive and retentive qualities of the incentive compensation programs as it deems appropriate in light of our compensation philosophy.

Compensation Committee Interlocks and Insider Participation

Prior to completion of the Merger, Jerre L. Stead, Steven J. Bilodeau, Balakrishnan S. Iyer and Matthew E. Massengill served as members of our compensation committee. During fiscal year 2011, no member of our compensation committee was an officer or employee, or a former employee, of the Company. In addition, during fiscal year 2011, none of our executive officers (i) served as a member of the compensation committee of another entity, one of whose executive officers served on our compensation committee, (ii) served as a director of another entity, one of whose executive officers served on our compensation committee, or (iii) served as a member of the compensation committee of another entity, one of whose executive officers served as one of our directors.

Report of the Board of Directors on Executive Compensation

The board of directors, serving in its capacity as a compensation committee, has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, approved its inclusion in this Amendment.

January 30, 2012

BOARD OF DIRECTORS

David C. Dominik
John D. Knoll
Sailesh Chittipeddi, Ph.D
Andrew S. Rappaport

This report of the board of directors shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)*	Total ($)
Sailesh Chittipeddi	2011	396,346	—	—	886	—	1,090,810	1,488,042
President and Chief Executive Officer (Principal Executive Officer)	2010 2009	375,000 325,962	129,079 4,151	996,500 —	— —	214,500 —	780 2,661	1,715,859 332,774

Carl M. Mills(5)	2011	11,846	10,000	—	175	—	2,000	24,021
Chief Financial Officer and Secretary (Principal Financial Officer)	2010 2009	— —	— —	— —	— —	— —	— —	— —

Steven Bakos(5)	2011	62,404	30,000	—	266	—	156	92,826
Vice President, Worldwide Sales	2010 2009	— —	— —	— —	— —	— —	— —	— —

Sverrir Olafsson(5)	2011	300,000	450	—	124	—	1,518	302,092
Vice President, Engineering	2010 2009	— —	— —	— —	— —	— —	— —	— —

Dennis R. Gallagher(5)	2011	231,000	3,500	—	124	—	495	235,119
Vice President, Legal, General Counsel and Assistant Secretary	2010 2009	— —	— —	— —	— —	— —	— —	— —

D. Scott Mercer	2011	445,000	—	—	—	—	7,718,812	8,163,812
Former Chairman of the Board and Chief Executive Officer (Former Principal Executive Officer)	2010 2009	553,846 550,000	— 250,000	2,121,750 —	— —	450,000 300,000	122,233 122,322	3,247,829 1,222,322

Jean Hu	2011	242,994	31,302	163,000	—	—	1,272,298	1,709,594
Former Chief Financial Officer, Treasurer and Senior Vice President, Business Development (Former Principal Financial Officer)	2010 2009	350,000 311,154	28,132 172,206	796,250 —	— —	200,000 —	766 5,949	1,375,148 489,309

David C. Walker(5)	2011	210,000	—	—	—	—	1,021	211,021
Former Vice President of Finance and Chief Accounting Officer (Former Principal Financial Officer)	2010 2009	— —	— —	— —	— —	— —	— —	— —

*	The amounts shown for Mr. Chittipeddi, Mr. Mercer and Ms. Hu in fiscal year 2011 include $1,080,000, $1,740,000 and $870,000, respectively, received in connection with the Merger for the cancellation of RSUs that had been previously issued to each of them by the Predecessor pursuant to the terms of their respective employment arrangements. See the supplemental “All Other Compensation Table” below.
(1)	Includes amounts that the NEO elected to defer pursuant to the 401(k) Retirement Savings Plan.
(2)	These amounts represent the dollar amount of discretionary cash bonuses earned by each of our NEOs in the applicable fiscal year. For additional information about the discretionary bonuses, please refer to the discussion under the heading “Elements of Executive Compensation – Discretionary Cash Bonuses” in the Compensation Discussion and Analysis above.

(3)	In accordance with applicable SEC rules, the amounts in these columns represent the grant date fair value of RSUs and option awards granted to our NEOs during the relevant fiscal years calculated in accordance with FASB ASC Topic 718, Stock Compensation. For additional information regarding the valuation assumptions used to make the calculations, please refer to Note 10 of our Notes to Consolidated Financial Statements included in Item 8 of the Annual Report.
(4)	These amounts represent the dollar amount of cash incentive compensation earned by each of our NEOs in the applicable fiscal year. For additional information about the terms of the cash incentive program and the calculation of the cash bonuses paid with respect thereto, please refer to the discussion under the heading “Elements of Executive Compensation – Cash Incentive Compensation” in the Compensation Discussion and Analysis above.
(5)	This NEO did not serve as an executive officer of the Company throughout each of the three fiscal years covered by this table. Accordingly, pursuant to SEC rules, certain compensation information for this executive officer has been excluded.

All Other Compensation Table

The following table provides detail of amounts shown in the “All Other Compensation” column of the Summary Compensation Table for amounts paid during fiscal year 2011.

Name	Severance / Change in Control Payments Made in Connection with Merger					Reimbursed Living Expenses ($)	Perquisite Payment ($)	Insurance ($)	Other ($)		Total ($)(3)
	Cash Severance / Change in Control Payments ($)	Cancelled RSUs ($)(1)	Tax Gross- Ups ($)		Sub-Total ($)(2)

Sailesh Chittipeddi	—	1,080,000	—		1,080,000	10,000	—	810	—		1,090,810

Carl M. Mills	—	—	—		—	2,000	—	—	—		2,000

Steven Bakos	—	—	—		—	—	—	156	—		156

Sverrir Olafsson	—	—	—		—	—	—	1,518	—		1,518

Dennis R. Gallagher	—	—	—		—	—	—	495	—		495

D. Scott Mercer	2,810,504	1,740,000	3,086,586	(4)	7,637,090	70,000	10,000	1,722	—		7,718,812

Jean Hu	—	870,000	—		870,000	—	10,000	467	391,830	(5)	1,272,298

David C. Walker	—	—	—		—	—	—	1,021	—		1,021

(1)	Upon completion of the Merger, each share of the Company’s common stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive the Gold Merger Consideration. In addition, each RSU that was outstanding and held by a management-level employee of the Company at the rank of senior vice president or above (including our then-current NEOs) was cancelled and converted into the right to receive an amount of cash equal to the Gold Merger Consideration. The amounts reflected in this column represent the cash consideration paid to each NEO in light of the cancellation of the RSUs in connection with the completion of the Merger. For additional information regarding the payment of cash for outstanding RSUs in connection with the Merger, please refer to the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report.
(2)	The amounts in this column reflect the sum of the amounts set forth in each of the columns to the left of this column. Thus, these amounts reflect the aggregate amount of severance and/or change in control payments paid to each NEO in connection with the Merger. See “Severance / Change of Control Agreements – Predecessor Period” above.

(3)	The amounts in this column reflect the sum of the amounts set forth in each of the columns to the left of this column to and including the “Sub-Total” column. These amounts are identical to the aggregate amounts disclosed under the “All Other Compensation” column of the Summary Compensation Table above.
(4)	This amount represents the dollar amount of tax gross-up payments made to Mr. Mercer in connection with the Merger as required by the terms of his employment agreement.
(5)	This amount includes a fee of $375,000 for consulting services rendered to the Company by Ms. Hu following the cessation of her employment, and a cash payment for the exercise price of certain options held by Ms. Hu in the amount of $16,830.

Fiscal Year 2011 Grants of Plan-Based Awards Table

The following table provides information relating to plan-based awards granted to the NEOs during the fiscal year ended September 30, 2011.

Date	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
		Target ($)
Sailesh Chittipeddi		320,000	(3)	—	—	—	—
	8/26/2011	—		—	745,614	0.05	886
	8/26/2011	—		—	828,460	2.77	0
	8/26/2011	—		—	925,926	6.14	0

Carl M. Mills	9/6/2011	—		—	149,123	0.05	174
	9/6/2011	—		—	165,692	2.77	0
	9/6/2011	—		—	185,185	6.14	0

Steven Bakos		192,500	(4)	—	—	—	—
	8/26/2011	—		—	223,684	0.05	266
	8/26/2011	—		—	248,538	2.77	0
	8/26/2011	—		—	277,778	6.14	0

Sverrir Olafsson	8/26/2011	—		—	104,386	0.05	124
	8/26/2011	—		—	115,984	2.77	0
	8/26/2011	—		—	129,630	6.14	0

Dennis R. Gallagher	8/26/2011	—		—	104,386	0.05	124
	8/26/2011	—		—	115,984	2.77	0
	8/26/2011	—		—	129,630	6.14	0

D. Scott Mercer	—	—		—	—	—	—

Jean Hu	12/14/2010	—		100,000	—	—	163,000

(1)	These amounts reflect the number of RSUs granted to each NEO during the Predecessor period of fiscal year 2011.
(2)	These amounts reflect the grant date fair market value of each the applicable award.
(3)	This amount is derived from the terms of the employment agreement entered into by and between the Company and Mr. Chittipeddi. This amount reflects a target cash bonus amount to be paid under the 2012 Management Incentive Plan, which has not yet been adopted by the board. Additional information regarding the calculation and payment of cash incentive compensation to Mr. Chittipeddi is set forth under the heading “Elements of Executive Compensation – Cash Incentive Compensation” in the Compensation Discussion and Analysis section above.
(4)	These amounts are derived from the terms of the employment agreement entered into by and between the Company and Mr. Bakos, as well as the terms of the Sales Incentive Plan. Additional information regarding the calculation and payment of cash incentive compensation to Mr. Bakos is set forth under the heading “Elements of Executive Compensation – Sales Incentive Plan” in the Compensation Discussion and Analysis section above.

Fiscal Year 2011 Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information relating to outstanding options to purchase the Class A Common Stock pursuant to the 2011 Plan held by certain of the Company’s NEOs as of the last day of fiscal year 2011, which was September 30, 2011. None of the options referred to below provide for the right to purchase or otherwise acquire, directly or indirectly, any shares of capital stock or other securities of the Company. In addition, except as set forth below, none of the Company’s current NEOs hold any options or other rights to acquire any additional shares of capital stock or other securities of the Company or Conexant Holdings.

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)(1)	Option Exercise Price ($)	Option Expiration Date(2)
Name	Exercisable	Unexercisable
Sailesh Chittipeddi	—	745,614	0.05	8/26/2021
	—	828,460	2.77	8/26/2021
	—	925,926	6.14	8/26/2021

Carl M. Mills	—	149,123	0.05	9/6/2021
	—	165,692	2.77	9/6/2021
	—	185,185	6.14	9/6/2021

Steven Bakos	—	223,684	0.05	8/26/2021
	—	248,538	2.77	8/26/2021
	—	277,778	6.14	8/26/2021

Sverrir Olafsson	—	104,386	0.05	8/26/2021
	—	115,984	2.77	8/26/2021
	—	129,630	6.14	8/26/2021

Dennis R. Gallagher	—	104,386	0.05	8/26/2021
	—	115,984	2.77	8/26/2021
	—	129,630	6.14	8/26/2021

(1)	Each of the stock options vest as to 20% of the shares covered by the option on each of the first, second, third, fourth and fifth anniversaries of the date of grant. Each of the stock options was granted pursuant to the 2011 Plan and the standard form of Stock Option Agreement utilized thereunder.
(2)	In accordance with the terms of the 2011 Plan, each option will terminate on the tenth anniversary of the date of grant.

Fiscal Year 2011 Stock Vested Table

The following table provides information relating to the vesting, during the period of October 2, 2010 through September 30, 2011, of RSUs previously granted to the NEOs.

	Restricted Stock Units
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)

Sailesh Chittipeddi	—	—

Carl M. Mills	—	—

Steven Bakos	—	—

Sverrir Olafsson	17,500	25,025

Dennis R. Gallagher	20,000	28,600

D. Scott Mercer	—	—

Jean Hu	87,500	125,125

David C. Walker	15,000	21,250

(1)	The dollar amounts shown in this column were determined by multiplying the number of RSUs that vested by the closing price of the Company’s common stock on the vesting date.

Potential Payments Upon Termination of Employment or Change in Control

The information set forth in the table below describes the compensation that would become payable under our existing compensation programs and policies, including the relevant provisions of the employment agreements that we have entered into with each of Messrs. Chittipeddi and Bakos, if each such executive officer’s employment had terminated effective as of September 30, 2011, the last day of fiscal year 2011. The table addresses the compensation that would become payable to these NEOs under different termination scenarios as described in the left column of the table. We do not have severance or change in control agreements with any of our other NEOs.

Except as specifically indicated in the table below, upon termination of employment, the Company shall only be obligated to pay to Messrs. Chittipeddi and Bakos the amount of any unpaid base salary accrued through the date of termination and any unpaid amounts that have accrued under any fringe benefit or bonus plans on the terms set forth in those plans.

The table assumes that each of Messrs. Chittipeddi’s and Bakos’ salary and service levels will be the same on the date of termination as they were on the last day of fiscal year 2011. The amounts set forth for insurance, health benefits and similar policies also assume the continued availability of such policies on terms which are equivalent to those in effect as of the last day of fiscal year 2011.

Additional information regarding our severance and change of control policies is set forth under the heading “Severance and Change of Control Arrangements” above.

Name	Salary ($)	Bonus ($)		Value of Accelerated Equity ($)(1)	Other ($)		Total ($)
Sailesh Chittipeddi
Death	—	—		—	—		—
Disability	—	—		—	25,000	(2)	25,000
Termination for Cause or without Good Reason	—	—		—	—		—
Termination without Cause or with Good Reason	425,000	0	(3)	—	—		425,000
Steven Bakos
Death	—	—		—	—		—
Disability	—	—		—	15,918	(4)
Termination for Cause or without Good Reason	—	—		—	—		—
Termination without Cause or with Good Reason	275,000	0	(3)	—	—		275,000

(1)	The only equity securities currently held by Messrs. Chittipeddi and Bakos are options to purchase the Class A Common Stock issued pursuant to the 2011 Plan. The 2011 Plan does not provide for the automatic acceleration of vesting of the options. While the Holdings Board retains the discretion to accelerate the vesting of these options, we have assumed, for purposes of this table, that the vesting will not be accelerated since the Holdings Board is under no obligation to do so.
(2)	This amount reflects a fixed cash payment to be made to Mr. Chittipeddi in the event of his termination as a result of disability, as required by the terms of his employment agreement.
(3)	The employment agreements for each of Messrs. Chittipeddi and Bakos provide that, upon a termination of their employment in certain circumstances, the Company shall be obligated to pay the pro-rata portion of the target bonus amount for the fiscal year in which the termination of employment occurs, calculated in accordance with the terms of the respective employment agreements. However, because no bonus amounts were paid under the employment agreements with respect to fiscal year 2011, we have assumed, for purposes of this table, that the bonus amount for each executive would be $0.
(4)	This amount represents the reimbursement for COBRA coverage for Mr. Bakos and his covered dependents for a period of 12 months following termination, as required by the terms of his employment agreement.

DIRECTOR COMPENSATION

Successor Board of Directors

Following completion of the Merger, the Company’s directors do not receive any compensation from the Company for their service on the board.

Predecessor Board of Directors

Prior to completion of the Merger, non-employee directors received a base retainer of $30,000 per year for board service, an annual fee of $15,000 for services as the Lead Independent Director, an annual fee of $7,500 for service as a member of a committee, and an annual fee of $15,000 for service as a committee chairman, except for the chairman of the audit committee, who received $20,000. In addition, each non-employee director received $1,500 per day for each board meeting attended in person or by telephone, and $1,000 for each committee meeting attended either in person or by telephone. All directors were reimbursed for transportation and other expenses actually incurred in attending board and committee meetings.

The compensation earned by our non-management directors in the Predecessor period of fiscal year 2011 is set forth in the table below. The compensation paid to Mr. Mercer, our former chairman and CEO, as an NEO, is presented in the Summary Compensation Table and related explanatory tables above. Mr. Mercer did not receive any additional compensation for his services as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Steven J. Bilodeau	41,750	—	41,750
D. Scott Mercer	—	—	—
F. Craig Farrill	42,375	—	42,375
Matthew E. Massengill	53,125	—	53,125
William E. Bendush	63,042	—	63,042
Balakrishnan S. Iyer	66,500	—	66,500
Jerre L. Stead	44,250	—	44,250

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Conexant Holdings owns all of our issued and outstanding shares of capital stock. Except as indicated below, the equity interests of Conexant Holdings are principally beneficially owned, directly or indirectly, by funds managed by Golden Gate Capital and funds managed by August Capital. In addition, except as indicated below, no director or executive officer of the Company beneficially owns, or has the right to acquire beneficial ownership of, any shares of capital stock of the Company or Conexant Holdings within 60 days of January 30, 2012.

The address for Golden Gate Capital, Conexant Holdings and each of the Company’s executive officers and directors is c/o Conexant Systems, Inc., 4000 MacArthur Boulevard, Newport Beach, CA 92660.

The following table sets forth the percentage of our shares of common stock that are beneficially owned, as of January 30, 2012, by (i) each person who is known to us to be the beneficial owner of more than 5% of such shares, (ii) each of our directors and NEOs, and (iii) all of our directors and executive officers as a group. For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act.

Name	Beneficial Ownership Percentage
Conexant Holdings, Inc.	100%
David C. Dominik(1)	—
John D. Knoll(1)	—
Sailesh Chittipeddi(2)	—
Andrew S. Rappaport(3)	—
Carl M. Mills(2)	—
Steven Bakos(2)	—
Dennis Gallagher(2)	—
Sverrir Olafsson(2)	—
All officers and directors as a group (8 persons)	—

(1)	David C. Dominik and John D. Knoll, members of our board of directors, are managing directors of Golden Gate Capital, and each may be deemed to be the beneficial owner of shares beneficially owned by the funds managed by Golden Gate Capital. Each of Messrs. Dominik and Knoll disclaims membership in any group and disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.
(2)	Messrs. Chittipeddi, Mills, Bakos, Gallagher and Olafsson hold shares of the Class L Common Stock of Conexant Holdings, Inc. in the following amounts, respectively, 60,284, 8,038, 10,047, 8,038 and 8,038.
(3)	Andrew S. Rappaport, a member of our board of directors, is a partner of August Capital, and may be deemed to be the beneficial owner of shares beneficially owned by the funds managed by August Capital. Mr. Rappaport disclaims membership in any group and disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

Securities Authorized for Issuance under Equity Compensation Plans

There are currently no equity compensation plans under which equity securities of the Company are authorized for issuance. All of the Predecessor’s equity-based award plans were cancelled upon consummation of the Merger. All stock options and RSUs outstanding at the time of the Merger were cancelled. Conexant Holdings maintains the Conexant Holdings, Inc. 2011 Incentive Compensation Plan, under which it has reserved 25.0 million shares of the Class A Common Stock for the issuance of stock options. As of September 30, 2011, options to purchase approximately 12.2 million shares of the Class A Common Stock were available for grant under the 2011 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to the Company’s written Standards of Business Conduct, each director and executive officer has an obligation to avoid any activity, agreement, business investment or interest, or other situation that could be construed either as divergent to or in competition with the Company’s interest or as an interference with such person’s primary duty to serve the Company. A copy of the Company’s Standards of Business Conduct can be accessed on our website at www.conexant.com.

In addition, our board of directors has adopted a written Related Person Transactions Policy. The purpose of this policy is to describe the procedures used to identify, review, approve and disclose, if necessary, any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which (i) the Company was, is or will be a participant, (ii) the aggregate amount involved exceeds $120,000, and (iii) a “related person” has or will have a material direct or indirect interest. For purposes of the policy, a “related person” is (i) any person who is, or at any time since the beginning of the last fiscal year was, one of our directors or executive officers or a nominee to become a director, (ii) any person who is known to be the beneficial owner of more than 5% of the Company’s common stock, (iii) any immediate family member of any of the foregoing persons, or (iv) any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position, or in which all of the related persons, in the aggregate, have a 10% or greater beneficial ownership interest.

Under the policy, once a related person transaction has been identified, the board, fulfilling its function as an audit committee, must review the transaction for approval or ratification. In determining whether to approve or ratify a related person transaction, the board is required to consider all relevant facts and circumstances of the related person transaction available to the board. The board must approve only those related person transactions that are in, or not inconsistent with, the Company’s best interests and the best interests of the Company’s stockholders, as the board determines in good faith. No member of the board will participate in any consideration of a related person transaction with respect to which that member or any of his or her immediate family is a related person.

Transactions with Related Persons

Conexant Holdings

Effective upon completion of the Merger, the Company became a wholly-owned subsidiary of Conexant Holdings. All equity interests in Conexant Holdings are beneficially owned, directly or indirectly, by funds managed by Golden Gate Capital. The Company has not entered into any material transactions with Conexant Holdings or Golden Gate Capital (or any of its affiliates).

Certain employees of the Company have purchased shares of the Class L Common Stock, at a cost of approximately $0.6 million, representing their fair value at the time of purchase.

Following completion of the Merger, Conexant Holdings adopted the 2011 Plan. Stock option awards issued to employees of the Company under the 2011 Plan are settled in shares of the Class A Common Stock. Since the Company’s employees are the beneficiaries of the stock options granted under the 2011 Plan, expense for the stock options is recorded in the Company’s financial statements. As of January 30, 2011, a total of 12,757,500 options have been granted pursuant to the 2011 Plan.

Mindspeed

In the Predecessor period of fiscal year 2011, one member of the Company’s board of directors also served on the board of Mindspeed Technologies, Inc. (“Mindspeed”). Effective upon completion of the Merger, all of the Company’s board members resigned. As of September 30, 2011, the Company held a warrant to purchase 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share, which is exercisable through June 2013. No amounts were due to or receivable from Mindspeed at September 30, 2011.

Indemnification Agreements

The Company has entered into indemnification agreements with certain of its directors and executive officers. The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by Delaware law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by the Company. Other than these indemnification agreements, there were no transactions by any of the directors or executive officers in fiscal year 2011 that were required to be reported pursuant to the Standards of Business Conduct Policy or otherwise.

Director Independence

Prior to the Merger, the board of directors utilized director independence standards designed to satisfy the corporate governance requirements of Nasdaq when determining whether or not members of the board were independent. Following the completion of the Merger, our common stock ceased trading on Nasdaq. Because we do not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, and do not have any securities registered with the SEC, there are no director independence rules applicable to the members of our board of directors. However, if our securities were listed for trading on Nasdaq and subject to such rules, we would be entitled to rely on the “controlled company” exception to such rules contained in Rule 5615(c)(1) of the Nasdaq Listing Rules because Conexant Holdings owns all of the Company’s issued and outstanding capital stock.

Committee Member Independence

The directors who are currently serving as members of the board are not required to, and do not, meet the independence requirements of the Nasdaq Listing Rules or the rules of any other national securities exchange. They similarly are not required to, and do not, meet the independence requirements set forth in the SEC’s rules and regulations, to the extent any such requirements are applicable to them. The Company is not required to, and does not, maintain an audit committee, compensation committee or nominating and corporate governance committee, or any similar committees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP (“E&Y”) served as our independent registered public accounting firm for the fiscal year ended September 30, 2011. Deloitte & Touche LLP (“Deloitte”) served as our independent registered public accounting firm for the fiscal year ended October 1, 2010. The following is a summary of the fees billed to us by E&Y and Deloitte for professional services for fiscal year 2011 and fiscal year 2010, respectively.

	2011	2010	Percentage of Services Approved by Board or Audit Committee
E&Y
Audit Fees	$380,077	—	100%
Audit-Related Fees	—	—	100%
Tax Fees	$25,000	—	100%
All Other Fees	—	—	—

Deloitte
Audit Fees	$71,964	$626,949	100%
Audit-Related Fees	$124,934	$214,919	100%
Tax Fees	$18,615	$7,400	100%
All Other Fees	$2,200	$2,200	100%

Total	$622,790	$851,468	100%

Audit Fees. This category includes fees relating to the audit of the Company’s annual consolidated financial statements and the review of the interim financial statements included in the Company’s Form 10-Q quarterly reports. With respect to fiscal year 2010, this category also includes fees relating to the audit of the Company’s internal control over financial reporting.

Audit-Related Fees. This category includes fees for services performed by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not included under Audit Fees. In particular, it includes fees relating to (i) international statutory audits, (ii) procedures relating to the Company’s credit facility, and (iii) accounting consultation services. Additionally, services provided by Deloitte in connection with the Merger are included in this category.

Tax Fees. This category includes professional services rendered for tax consultations and tax compliance matters, including preparation of domestic and foreign tax returns.

Other Fees. This category includes professional subscription services for research accounting tools.

Approval of Fees

All Audit Fees, Audit-Related Fees, Tax Fees, and Other Fees were pre-approved by the board of directors, acting in its capacity as the audit committee, at the time of the approval of the retention of E&Y. Following completion of the Merger, all Audit Fees, Audit-Related Fees, Tax Fees, and Other Fees must be approved by the board of directors. All Audit Fees, Audit-Related Fees, Tax Fees, and Other Fees for services rendered for the Successor period in fiscal year 2011 were approved in this manner.

Prior to completion of the Merger, any fees requiring approval prior to an audit committee meeting were pre-approved by the chairman of the audit committee and subsequently reviewed and approved by the audit committee at its next meeting. All Audit Fees, Audit-Related Fees, Tax Fees, and Other Fees for services rendered for fiscal year 2010 and the Predecessor period in fiscal year 2011 were pre-approved in this manner.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits filed with this Amendment are as follows:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC.

Date: January 30, 2012	By:	/s/ SAILESH CHITTIPEDDI
Sailesh Chittipeddi
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAILESH CHITTIPEDDI Sailesh Chittipeddi	Director, President and Chief Executive Officer (Principal Executive Officer)	January 30, 2012

/s/ CARL M. MILLS Carl M. Mills	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	January 30, 2012

* John D. Knoll	Director	January 30, 2012

* David C. Dominik	Director	January 30, 2012

* Andrew S. Rappaport	Director	January 30, 2012

* By:	/s/ SAILESH CHITTIPEDDI
Sailesh Chittipeddi
As Attorney-in-Fact