Form 10-Q
period 2011-12-30
CONEXANT SYSTEMS INC
filed 2012-02-13
CIK 1069353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 30, 2011, there were 100,000,000 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements relating to future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. These statements constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control, and which may cause results to differ materially from expectations. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, the negatives of such expressions, or the use of future tense. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	the conversion of our design opportunities into revenue;

•	the markets we serve, our market opportunities and industry trends;

•	our revenue levels, including the commercial success of our product development efforts;

•	the effects of ongoing economic weakness and uncertainty, high unemployment rates and the debt crises in certain countries in the European Union;

•	our liquidity, including the impact of our long term debt and our ability to refinance this debt;

•	our gross profit and factors that affect gross profit and the breakeven revenue level;

•	our level of operating expenses;

•	our research and development efforts, including the commercial success of the products we develop;

•	changes in our ownership structure, management team or business strategy following our merger;

•	our expectations that we will be able to use our net operating losses and other tax attributes to offset future taxable income;

•	our ability to reasonably estimate allowances for expected product returns;

•	our spending for real estate and environmental remediation; and

•	our partners and suppliers.

You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including, but not limited to, those made under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, those made under the heading “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2011, which was filed with the SEC on December 29, 2011, and those made in our other filings with the Securities and Exchange Commission (the “SEC”). Please consider our forward-looking statements in light of those risks as you read this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Unaudited Consolidated Balance Sheets — December 30, 2011 (Successor) and September 30, 2011 (Successor)	3

Unaudited Consolidated Statements of Operations — Fiscal Quarter Ended December 30, 2011 (Successor) and Fiscal Quarter Ended December 31, 2010 (Predecessor)	4

Unaudited Consolidated Statements of Cash Flows — Fiscal Quarter Ended December 30, 2011 (Successor) and Fiscal Quarter Ended December 31, 2010 (Predecessor)	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 6. Exhibits	26

SIGNATURE	27

EXHIBITS
EX-31.1
EX-31.2
EX-32
EX-101.INS
EX-101.SCH
EX-101.CAL
EX-101.DEF
EX-101.LAB
EX-101.PRE

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	Successor
	December 30, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$34,820	$38,056
Receivables, net of allowance of $100 and $123 at December 30, 2011 and September 30, 2011, respectively	14,087	19,012
Inventories	8,835	12,693
Other current assets	7,695	7,569

Total current assets	65,437	77,330
Property, plant and equipment, net of accumulated depreciation of $2,624 and $1,747 at December 30, 2011 and September 30, 2011, respectively	9,764	10,792
Goodwill	223,476	223,476
Intangible assets	66,401	68,425
Other assets	13,732	16,839

Total assets	$378,810	$396,862

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$8,653	$8,367
Accrued compensation and benefits	6,336	7,909
Other current liabilities	31,481	33,674

Total current liabilities	46,470	49,950
Long-term debt	191,972	193,121
Other liabilities	53,843	56,980

Total liabilities	292,285	300,051
Commitments and contingencies (Note 6)
Shareholder’s equity:
Common stock, $0.01 par value: 200,000 shares authorized; 100,000 shares issued and outstanding at December 30, 2011 and September 30, 2011, respectively	1,000	1,000
Additional paid-in capital	202,865	202,865
Accumulated deficit	(117,126)	(107,249)
Accumulated other comprehensive (loss) income	(214)	195

Total shareholder’s equity	86,525	96,811

Total liabilities and shareholder’s equity	$378,810	$396,862

See accompanying notes to unaudited consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Successor	Predecessor
	Fiscal Quarter Ended December 30 2011	Fiscal Quarter Ended December 31 2010

Net revenues	$34,703	$46,110
Cost of goods sold	13,905	18,709

Gross margin	20,798	27,401

Operating expenses:
Research and development	12,693	13,548
Selling, general and administrative	7,848	11,187
Amortization of intangible assets	2,024	284
Gain on sale of intellectual property	—	(1,249)
Special charges	1,545	2,282

Total operating expenses	24,110	26,052

Operating (loss) income	(3,312)	1,349
Interest expense	3,823	5,714
Other expense, net	950	5,851

Loss from continuing operations before income taxes and (loss) income on equity method investments	(8,085)	(10,216)
Income tax provision	285	94

Loss from continuing operations before (loss) income on equity method investments	(8,370)	(10,310)
(Loss) income on equity method investments	(1,040)	663

Loss from continuing operations	(9,410)	(9,647)
Loss from discontinued operations, net of tax	(467)	(31)

Net loss	$(9,877)	$(9,678)

Loss per share from continuing operations — basic and diluted		$(0.12)

Loss per share from discontinued operations — basic and diluted		$0.00

Net loss per share — basic and diluted		$(0.12)

Shares used in basic and diluted per-share computations		81,787

See accompanying notes to unaudited consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Fiscal Quarter Ended December 30 2011	Fiscal Quarter Ended December 31 2010
Cash flows from operating activities:
Net loss	$(9,877)	$(9,678)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	964	638
Amortization of intangible assets	2,024	284
Reversal of provision for bad debts, net	(23)	—
Charges for (reversals of) inventory provisions, net	223	(71)
Release of inventory step-up upon shipment	303	—
Amortization of debt (premium) discount	(1,149)	225
Deferred income taxes	2,929	118
Stock-based compensation	—	2,005
Decrease in fair value of derivative instruments	1,168	7,276
Losses (gains) on equity method investments	1,040	(663)
Loss on escrow funds receivable	57	—
Net gain on sale of equity securities	—	(1,393)
Gain on sale of intellectual property	—	(1,249)
Other items, net	(113)	(211)
Changes in assets and liabilities:
Receivables	4,948	6,963
Inventories	3,332	934
Accounts payable	286	(1,087)
Accrued expenses and other current liabilities	(3,821)	(1,463)
Other, net	(5,671)	838

Net cash (used in) provided by operating activities	(3,380)	3,466
Cash flows from investing activities:
Purchases of property, plant and equipment	(29)	(354)
Proceeds from sale of real estate, net of closing costs of $439	—	21,087
Proceeds from sales of equity securities	—	802
Restricted cash	173	120
Proceeds from sale of intellectual property	—	624

Net cash provided by investing activities	144	22,279
Cash flows from financing activities:
Net repayments of short-term debt	—	(60)
Employee income tax paid related to vesting of restricted stock units	—	(545)

Net cash used in financing activities	—	(605)

Net (decrease) increase in cash and cash equivalents	(3,236)	25,140
Cash and cash equivalents at beginning of period	38,056	54,466

Cash and cash equivalents at end of period	$34,820	$79,606

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

Merger with Conexant Holdings, Inc.

On April 19, 2011, Conexant completed a merger with Gold Acquisition Corp., a Delaware corporation (“Merger Sub”), and a wholly owned subsidiary of Gold Holdings, Inc., a Delaware corporation, which was subsequently renamed Conexant Holdings, Inc. (“Conexant Holdings”). Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 20, 2011, by and among the Company, Gold Holdings, Inc. and Merger Sub, Merger Sub was merged with and into the Company with the Company surviving as a wholly owned subsidiary of Conexant Holdings (the “Merger”). In connection with the Merger, shares of Conexant’s common stock ceased to be traded on The NASDAQ Stock Market after the close of market on April 19, 2011.

At the consummation of the Merger, each share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) was converted into the right to receive $2.40 in cash, without interest and subject to any applicable withholding tax (the “Gold Merger Consideration”). Stock options to acquire Company Common Stock that were outstanding and unexercised immediately prior to the Effective Time were cancelled and converted into the right to receive, with respect to each such option, an amount of cash equal to the excess, if any, of the Gold Merger Consideration over the exercise price per share under the option for each share subject to such option. Any option with an exercise price greater than or equal to the Gold Merger Consideration was cancelled without consideration. Each restricted stock unit (“RSU”) that, as of immediately prior to the Effective Time, was outstanding and held by a non-employee director of the Company or a management-level employee of the Company at the rank of senior vice president or above was cancelled and converted into the right to receive an amount of cash equal to the Gold Merger Consideration. All remaining RSUs were cancelled.

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which was filed with the SEC on December 29, 2011. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end balance sheet data was derived from the audited consolidated financial statements.

Fiscal Periods — The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. There are 52 weeks in both fiscal 2012 and fiscal 2011.

For purposes of presentation and disclosure, all references to “Predecessor” relate to Conexant Systems, Inc. and its consolidated subsidiaries for periods prior to the Merger. All references to “Successor” relate to Conexant and its consolidated subsidiaries merged with Merger Sub for periods subsequent to the Merger. References to “we”, “us”, “our”, “Conexant” and the “Company” relate to the Predecessor for the periods prior to the Merger and to the Successor for periods subsequent to the Merger.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. Repatriation of cash in foreign locations to the U.S. may be restricted by the terms of the service agreements between the foreign locations and the U.S. and local statutory rules and regulations. Cash held by the Company as of December 30, 2011 which is insured by the Federal Deposit Insurance Corporation (“FDIC”) totaled $0.8 million.

Restricted Cash — The Company has outstanding letters of credit collateralized by restricted cash aggregating $4.9 million and $5.1 million as of December 30, 2011 and September 30, 2011, respectively, to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.

Inventories — On a quarterly basis, the Company assesses the net realizable value of its inventories. When the estimated average selling prices, less cost to sell its inventory, falls below its inventory cost, the Company adjusts its inventory to its current estimated market value. Lower of cost or market adjustments may be required based upon actual average selling prices and changes to the Company’s current estimates, which could impact the Company’s gross margin percentage. There were no lower of cost or market adjustments in any periods presented.

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

Accounting for Convertible Debt — The Company adopted the accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s hypothetical nonconvertible debt borrowing rate. The guidance resulted in the Company recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. The accounting guidance applies to our 4.00% convertible subordinated notes (“convertible notes”) issued in 2006. The Company redeemed the remaining $11.2 million of convertible notes on March 1, 2011.

Derivative Financial Instruments — The Company’s derivative financial instruments as of December 30, 2011 consisted of the Company’s warrant to purchase 6.1 million shares of Mindspeed Technologies, Inc. (“Mindspeed”) common stock. Gains and losses on the warrant are included in other expense, net.

Supplemental Cash Flow Information — There was no cash paid for interest in the fiscal quarter ended December 30, 2011. Cash paid for interest in the fiscal quarter ended December 31, 2010 was $0.1 million. Cash paid for income taxes was $0.1 million in each of the fiscal quarters ended December 30, 2011 and December 31, 2010.

Accumulated Other Comprehensive (Loss) Income — Accumulated other comprehensive (loss) income consists of foreign currency translation adjustments as of December 30, 2011 and September 30, 2011.

Net Loss Per Share — Predecessor Net loss per share is computed in accordance with the accounting guidance for earnings per share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, restricted stock units and shares of stock issuable upon conversion of the Company’s convertible notes. The dilutive effect of stock options and restricted stock units is computed under the treasury stock method, and the dilutive effect of convertible notes is computed using the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net loss per share if their effect would be antidilutive.

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive (in thousands):

Predecessor
Fiscal Quarter Ended December 31, 2010

Employee stock options	702
4.00 % convertible subordinated notes due March 2026	228

930

All of the net loss in the Successor period is attributable to the Company’s single shareholder, Conexant Holdings. As a result, the calculation of net loss per share is not meaningful.

Impairment of Assets — The Company periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If an asset is considered to be impaired, the impairment loss is recognized immediately and is considered to be the amount by which the carrying amount of the asset exceeds its fair value. During the first fiscal quarter of 2012, based on current business forecasts, the Company determined there were no indicators of impairment and therefore no interim asset impairment analysis was considered necessary for this period.

Goodwill — Goodwill is tested annually during the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the first fiscal quarter of 2012, based on current business forecasts, the Company determined there were no indicators of impairment and therefore no interim goodwill impairment analysis was considered necessary for this period.

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

2. Merger with Conexant Holdings, Inc.

The Merger was accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was preliminarily allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair-value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability. The following table summarizes the fair value assigned to the assets acquired and liabilities assumed as of April 19, 2011, the acquisition date, as adjusted as of September 30, 2011 (in thousands):

Total merger consideration:
Cash paid to shareholders	$197,336
Cash paid to holders of cancelled stock options and RSUs upon change of control	6,427
Bank line of credit assumed and repaid	102

Total merger consideration	203,865

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	60,794
Accounts receivable	25,530
Inventories	40,573
Other current assets	8,582
Property and equipment	11,866
Intangible assets	118,600
Other assets	26,465
Accounts payable	(14,215)
Deferred income tax liabilities, net	(21,655)
Other liabilities - current and long term	(81,026)
Long-term debt	(195,125)

Net liabilities assumed	(19,611)

Excess purchase price attributed to goodwill acquired (1)	$223,476

(1)	In the fiscal quarter ended December 30, 2011, the Company reduced goodwill by $0.4 million retrospectively to the Merger date for exchange rate adjustments related to reserves for uncertain tax positions recorded in predecessor periods.

There were no adjustments to the purchase price allocation in the Successor fiscal quarter ended December 30, 2011.

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

	Valuation Method	Estimated Fair Value	Remaining Useful Life (yrs) (1)
Customer relationships	Multi-Period Excess Earnings (2)	$50,300	7.0
In-process research and development (“IPR&D”)	Multi-Period Excess Earnings (2)	46,000	—
Trade name and trademarks	Relief-from-Royalty (3)	15,100	—
Backlog	Multi-Period Excess Earnings (2)	4,200	0.5
Patents	Relief-from-Royalty (3)	2,900	8.3
Non-compete agreement	Comparative Business Valuation (4)	100	1.0

Total purchased intangible assets		$118,600

(1)	Determination of the estimated useful lives of the individual categories of purchased intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives are recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows.
(2)	The Multi-Period Excess Earnings method is a discounted cash flow method within the income approach which estimates a purchased intangible asset value based on the present value of the projected excess net cash flows derived from the operations of the business. The value attributed to customer relationship and backlog intangible assets was based on projected net cash inflows from existing contracts or relationships. The value attributed to IPR&D intangible assets was based on projected net cash inflows from estimates for projects under development.
(3)	The Relief-from-Royalty method is a discounted cash flow method within the income approach that calculates the value attributable to owning the trade name, trademarks and patents as opposed to paying a third-party for their use.
(4)	The Comparative Business Valuation method is a discounted cash flow method within the income approach where the value of the intangible asset is estimated based on the difference in value with and without the non-compete agreement in place.

Some of the more significant estimates and assumptions inherent in the estimate of the fair value of the identifiable purchased intangible assets include all assumptions associated with forecasting cash flows and profitability. The primary assumptions used for the determination of the preliminary fair value of the purchased intangible assets were generally based upon the present value of anticipated cash flows discounted at risk adjusted rates of approximately 15.0-16.5%, based on the Company’s weighted average cost of capital. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

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

Subsequent to the Merger, Conexant Holdings adopted the 2011 Incentive Compensation Plan (“the Plan”). Stock options issued under the Plan were deemed appropriate replacements for the RSUs that were outstanding at the time of the Merger and held by employees who were employed by the Successor at the time the Plan was issued. Stock option expense recorded upon grant of options under the Plan was immaterial.

During the fourth quarter of fiscal 2011, the Company determined that indicators of impairment existed based on its operating results for the fiscal year ended September 30, 2011 and also based on decreases in sales forecasts for future periods. As a result of these indicators of impairment, the Company tested its amortizable and indefinite-lived intangible assets for impairment by comparing the fair value of the intangible assets to their carrying amounts. The fair value of IPR&D, trade name and trademarks and customer relationship intangible assets were less than their carrying values resulting in impairment charges totaling $41.0 million.

Pro Forma Financial Information:

The following unaudited pro forma results of operations assume that the Merger had occurred on October 2, 2010 for the fiscal quarter ended December 31, 2010 after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets, and other acquisition-related adjustments in connection with the Merger. These unaudited pro forma results exclude transaction costs incurred in connection with the Merger. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on those dates, nor of the results that may be obtained in the future.

Pro Forma Results
Fiscal Quarter Ended December 31,
2010
(in thousands)
Net revenues	$46,110

Net loss	$23,278

3. Sale of Assets

On December 22, 2010, the Company sold certain real property adjacent to its Newport Beach, California headquarters to Uptown Newport L.P. for $23.5 million, which at the sale date consisted of $21.5 million in cash and a limited partnership interest in the property valued at $2.0 million. The property primarily consists of approximately 25 acres of land, and included two leased buildings, improvements and site development costs. The net book value of the property sold was as follows (in thousands):

Predecessor
Land	$1,662
Land and leasehold improvements, net	356
Buildings, net	5,610
Machinery and equipment, net	262
Site development costs	7,583

$15,473

The Company has continuing involvement with the property related to groundwater and soil remediation, and therefore at the time of the sale deferred the gain of $6.9 million on the monetary portion of the proceeds of the transaction, net of transaction costs of $0.4 million. The deferred gain was eliminated in the Merger purchase price allocation. Responsibility for soil remediation was transferred to Uptown Newport L.P. with the Company retaining certain obligations to assist in the soil remediation process for up to five years (or earlier under certain circumstances set forth in the agreement between the parties). Responsibility for groundwater remediation remains with the Company. The Company has accrued $3.7 million of reserves as of December 30, 2011 based on management’s best estimate of remaining remediation costs, of which $2.6 million is classified in long-term other liabilities. The reserve for remediation costs is recorded at its undiscounted value because the amount and timing of cash payments are not fixed or reliably determinable.

The Company retained an approximately 7.5% limited partnership interest in the property that is recognized at an estimated fair value of $0.4 million as of December 30, 2011. The limited partnership interest holds its limited partnership interest in Uptown Newport L.P., which will own, operate and develop the real property sold by the Company in December 2010. The Company has the option to sell its partnership interest to the developer at $2.0 million plus a 12% return, if Uptown Newport L.P obtains certain financing. The $0.4 million fair market value is derived in large part based on the Company’s estimate of the probability that the Company will be able to liquidate its investment pursuant to the terms of the sale agreement.

4. Fair Value of Certain Financial Assets and Liabilities

Level 1 financial assets and liabilities consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s cash equivalents consist primarily of funds in money market accounts, which are classified within Level 1 of the fair value hierarchy. Cash equivalents at December 30, 2011 and September 30, 2011 were $16.1 million and $23.0 million, respectively.

Level 2 financial assets and liabilities consist of inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The Company had no financial assets or liabilities classified as Level 2 as of December 30, 2011 or September 30, 2011.

Level 3 financial assets and liabilities consist of inputs that are both significant to the fair value measurement and unobservable, and consist of the Company’s warrant to purchase approximately 6.1 million shares of Mindspeed common stock. The warrant was valued using the Black-Scholes-Merton valuation model (see Note 5). The fair value of the Mindspeed warrant was $0.5 million and $1.7 million as of December 30, 2011 and September 30, 2011, respectively.

The fair value of other financial instruments, which consists of the Company’s 11.25% senior secured notes due 2015, was $196.9 million as of December 30, 2011. The fair value of the 11.25% senior secured notes is based on an indicative bid price provided by the underwriter of the senior secured notes, and was 112.5% of par as of December 30, 2011.

5. Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	Successor
	December 30,	September 30,
	2011	2011
Work-in-process	$5,470	$7,973
Finished goods	3,365	4,720

Total inventories	$8,835	$12,693

Net inventory includes a step-up to fair value recorded in connection with the Merger of $0.9 million and $1.2 million, as of December 30, 2011 and September 30, 2011, respectively. Work-in-process consists of completed wafers, probed die, and product in assembly and product in test which has not been completed as of the balance sheet date.

Goodwill and Purchased Intangible Assets

Intangible assets consist of the following (in thousands):

	Successor
	December 30, 2011					September 30, 2011
	Weighted	Gross				Gross
	Average	Carrying		Accumulated	Book	Carrying		Accumulated		Book
	Life (yrs)	Amount	Transfers	Amortization	Value	Amount	Transfers	Amortization	Impairment	Value
Intangible assets subject to amortization:
Customer relationships	7.0	$31,172	$—	$(6,502)	$24,670	$50,300	$—	$(4,682)	$(19,128)	$26,490
Backlog	0.5	4,200	—	(4,200)	$—	4,200	—	(4,200)	—	—
Patents	8.3	2,900	—	(245)	$2,655	2,900	—	(158)	—	2,742
R&D assets	3.8	892	468	(146)	$1,214	—	892	(54)	—	838
Non-compete agreement	1.0	100	—	(70)	30	100	—	(45)	—	55

		$39,264	$468	$(11,163)	$28,569	$57,500	$892	$(9,139)	$(19,128)	$30,125

Intangible assets not subject to amortization:
In-process research and development		26,850	(468)		26,382	46,000	(892)		(18,258)	26,850
Trade name and trademarks		11,450	—		11,450	15,100	—		(3,650)	11,450

		$38,300	$(468)		$37,832	$61,100	$(892)		$(21,908)	$38,300

Intangible assets are amortized over their estimated useful lives either on a straight-line or accelerated basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized. Useful lives range from approximately six months to eight years, with no residual value. During the fiscal quarters ended December 30, 2011 and December 31, 2010 the Company recognized intangible amortization expense of $2.0 million and $0.3 million, respectively.

Intangible assets are amortized over a weighted-average remaining period of approximately 6.3 years. Annual amortization expense is expected to be as follows as of December 30, 2011 (in thousands):

	Fiscal Year
	2012	2013	2014	2015	2016	Thereafter
Amortization expense	$6,029	$6,355	$5,046	$3,725	$2,926	$4,488

Acquired IPR&D intangible assets consist of projects in the Company’s audio, imaging and video product lines. All of the projects were in the development phase and were incomplete at the Merger date. If the IPR&D projects reach technological feasibility they will be amortized over their remaining estimated useful lives, typically the period over which shipments are forecast to occur, or, if they do not reach technological feasibility their cost will be charged to expense.

In the fiscal quarter ended December 30, 2011, the Company reduced goodwill by $0.4 million retrospectively to the Merger date for exchange rate adjustments related to reserves for uncertain tax positions recorded in predecessor periods. There was no change in the carrying amount of goodwill in the fiscal quarter ended December 31, 2010.

Mindspeed Warrant

The Company has a warrant to purchase approximately 6.1 million shares of Mindspeed common stock. The warrant expires in June 2013. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other expense, net in each period presented. The warrant was valued at December 30, 2011 and September 30, 2011 with the Black-Scholes-Merton valuation model using the following inputs:

	Successor
	December 30,	September 30,
	2011	2011

Exercise price	$16.74	$16.74
Fair market value of Mindspeed stock	$4.58	$5.20
Expected life (years)	1.50	1.75
Expected volatility	59%	64%
Risk-free rate	0.19%	0.22%
Dividend yield	—	—

Expected volatility is based on historical volatility of Mindspeed common stock. The risk free interest rate is based on the U.S. Treasury bill yield in effect at the time of grant for periods corresponding with the expected life of the warrant. The expected life is the remaining life of the warrant. The valuation of this derivative instrument is subjective, and the valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. The Company could, at any point in time, ultimately realize amounts significantly different than the carrying value.

At December 30, 2011 and September 30, 2011, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $0.5 million and $1.7 million, respectively. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.

Debt

	December 30,	September 30,
	2011	2011

Long-term debt:
11.25% senior secured notes due March 2015, including premium of $16,972 and $18,121	$191,972	$193,121

11.25% senior secured notes due 2015 — In March 2010, the Company issued $175.0 million aggregate principal amount of senior secured notes due 2015 (“senior notes”) that mature on March 15, 2015. The senior notes were sold at 99.06% of the principal amount, resulting in gross proceeds of approximately $173.4 million and a discount of $1.6 million. Deferred debt offering expenses were approximately $4.9 million. The unamortized balance of $3.8 million was eliminated as of the Merger date. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be sold in the United States absent registration or an applicable exemption from registration requirements. The senior notes accrue interest at a rate of 11.25% per annum payable semiannually on March 15 and September 15 of each year, commencing on September 15, 2010. The obligations under the senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by all of the Company’s domestic subsidiaries (excluding Conexant CF, LLC, the Company’s receivables financing subsidiary). In addition, the senior notes and the note guarantees are secured by liens on substantially all of the Company’s and the guarantors’ tangible and intangible property, subject to certain exceptions and permitted liens. On or after March 15, 2013, the Company may redeem all or a part of the senior notes at a price of 105.625% of the principal amount of the senior notes during the remainder of 2013 and 100.00% of the principal amount of the senior notes thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date. In addition, at any time prior to March 15, 2013, the Company may, on one or more occasions, redeem all or a part of the senior notes at any time at a redemption price equal to 100% of the principal amount of the senior notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the applicable redemption date. Beginning on January 1, 2011 until March 15, 2013, the Company may also redeem up to 35% of the original aggregate principal amount of the senior notes, using the proceeds of certain qualified equity offerings, at a redemption price of 111.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the applicable redemption date. In addition, certain asset dispositions would constitute triggering events that may require the Company to use the proceeds from those sales to make an offer to repurchase the senior notes at a repurchase price equal to 100% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date if such proceeds are not otherwise invested in the Company’s business within a specific period of time. The senior notes and the note guarantees rank senior to all of the Company’s and the guarantors’ existing and future subordinated indebtedness, including the convertible notes, but they are structurally subordinated to all existing and future indebtedness and other liabilities (including non-trade payables) of the Company’s non-guarantor subsidiaries.

As a result of the Merger, the Company was required to make a change of control offer (the “Offer”) on May 27, 2011, to repurchase the senior notes at a repurchase price equal to 101% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date. If all holders of the senior notes had accepted the Offer, the Company would have been obligated to repurchase the senior notes for an aggregate of $176.75 million plus accrued and unpaid interest. The Offer expired on June 29, 2011 and was not extended by the Company. No senior notes were tendered by their holders pursuant to the Offer. At the date of the Merger, the senior notes were valued at 111.50% of par or $195.1 million resulting in a premium of $20.1 million. Interest expense on the senior notes in the Successor fiscal quarter ended December 30, 2011 was $3.8 million, which includes $1.1 million of premium amortization. Interest expense on the senior notes in the Predecessor fiscal quarter ended December 31, 2010 was $5.2 million, which included $0.1 million of discount amortization.

4.00% convertible subordinated notes due March 2026 — In March 2006, the Company issued $200.0 million principal amount of convertible notes (the “convertible notes”) and, in May 2006, the initial purchaser of the convertible notes exercised its option to purchase an additional $50.0 million principal amount of the convertible notes. Total proceeds to the Company from these issuances, net of issuance costs, were $243.6 million. The convertible notes were general unsecured obligations of the Company. Interest on the convertible notes was payable in arrears semiannually on March 1 and September 1 of each year, beginning on September 1, 2006. The convertible notes were convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $49.20 per share, subject to adjustment for certain events. Upon conversion, the Company had the right to deliver cash in lieu of common stock or a combination of cash and common stock. Beginning on March 1, 2011, the convertible notes could be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders could require the Company to repurchase, for cash, all or part of their convertible notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest. The Company redeemed the remaining $l1.2 million of convertible notes with cash when they matured on March 1, 2011. Interest expense on the convertible notes for the Predecessor fiscal quarter ended December 31, 2010 was $0.3 million, which included $0.1 million of debt discount amortization.

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

Guarantees and Indemnifications

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell International Corporation (“Rockwell”), the Company assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz Semiconductor, Inc. (now “TowerJazz”), the Company agreed to indemnify TowerJazz for certain environmental matters and other customary divestiture-related matters. In connection with the Company’s sale of the Broadband Media Processing (BMP) business to NXP, B.V., the Company agreed to indemnify NXP for certain claims related to the transaction. In connection with the Company’s sale of the Broadband Access (BBA) business to Ikanos, the Company agreed to indemnify Ikanos for certain claims related to the transaction. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company also has employment agreements with certain key employees. Under certain circumstances, these agreements may require severance payments and/or continuation of certain insurance benefits. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

The durations of the Company’s guarantees and indemnities vary, and in many cases are indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets as they are not estimated to be material. Product warranty costs and the Company’s accrual for such costs are not significant. We have other outstanding letters of credit collateralized by restricted cash aggregating $4.9 million, as of December 30, 2011, to secure various long-term operating leases and our self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.

7. Stock-Based Award Plans

Stock-Based Award Plans - Successor

Conexant Holdings maintains the Plan, under which it has reserved 25.0 million shares for issuance. Awards issued to employees of Conexant under the Plan are settled in shares of Class A Common Stock of Conexant Holdings (the “Class A Common Stock”). All awards granted since the inception of the Plan are service-based awards. Since Conexant’s employees are the beneficiaries of the stock options granted under the Plan, expense for the stock options is recorded in the financial statements of Conexant. As of December 30, 2011, approximately 12.2 million shares of the Class A Common Stock are available for grant under the Plan.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options:

Fair value of stock	$0.01
Expected volatility	47%
Risk-free rate	2%
Expected life (years)	6.5

Stock options are granted with exercise prices of not less than the fair value at the date of grant, generally vest over five years and expire ten years after the grant date. The fair market value of the Class A Common Stock was determined based on the current-value method. Expected volatility is based on historical volatility of a group of public companies considered to be peers of the Company. The risk free interest rates are based on the U.S. Treasury bill yield curve in effect at the time of grant for periods corresponding with the expected life of the stock option. The expected life represents the weighted average period of time that options granted are expected to be outstanding, calculated using the simplified method as prescribed by the SEC.

A summary of stock option activity is as follows (shares in thousands):

	Successor
	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2011	12,803	$3.21
Granted	—	—
Exercised	—	—
Forfeited	(46)	3.21

Outstanding, December 30, 2011	12,757	3.21

Shares vested and expected to vest, December 30, 2011	11,426	3.21

Exercisable, December 30, 2011	—	$—

Expense recorded for stock options issued under the Plan in the Successor fiscal quarter ended December 30, 2011 was less than $1,000. At December 30, 2011, the total unrecognized fair value compensation cost related to non-vested stock options was less than $5,000 which is expected to be recognized over a remaining period of approximately 4.75 years. The weighted average remaining contractual term of the options outstanding is approximately 9.75 years.

Stock-Based Award Plans - Predecessor

All of the Predecessor’s stock-based award plans were cancelled at the consummation of the Merger. All stock options and RSUs outstanding at the time of the Merger were cancelled. Stock options to acquire Company common stock that were outstanding and unexercised immediately prior to the closing of the Merger were cancelled and converted into the right to receive, with respect to each such option, an amount of cash equal to the excess, if any, of the Gold Merger Consideration over the exercise price per share under the option for each share subject to such option. Any option with an exercise price greater than or equal to the Gold Merger Consideration was cancelled without consideration. Each RSU that, as of immediately prior to the closing of the Merger, was outstanding and either held by a non-employee director of the Company, or held by a management-level employee of the Company at the rank of senior vice president or above was cancelled and converted into the right to receive an amount of cash equal to the Gold Merger Consideration. All other remaining RSUs were cancelled.

The following Predecessor disclosures regarding stock-based awards are for the fiscal quarter ended December 31, 2010.

Stock Options

Prior to the Merger, stock options were granted with exercise prices of not less than the fair market value at the grant date, generally vested over four years and expired eight or ten years after the grant date. The Company settled stock option exercises with newly issued shares of its common stock. The expected stock price volatility rates were based on the historical volatility of the Company’s common stock. The risk free interest rates were based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represented the weighted average period of time that options or awards granted were expected to be outstanding.

A summary of stock option activity is as follows (shares in thousands):

	Predecessor
		Weighted Average
	Shares	Exercise Price
Outstanding, October 1, 2010	2,296	$21.45
Granted	—	—
Exercised	—	—
Forfeited	(332)	15.60

Outstanding, December 31, 2010	1,964	22.44

Shares vested and expected to vest, December 31, 2010	1,963	22.44

Exercisable, December 31, 2010	1,896	$23.03

During the fiscal quarter ended December 31, 2010 the Company recognized stock-based compensation expense for stock options of $0.1 million in its consolidated statements of operations.

Effective at the Merger date, all of the stock options were cancelled. Holders of stock options with an exercise price less than the Gold Merger Consideration, either vested or unvested, were paid the excess of the Gold Merger Consideration over the exercise price in cash. Holders of 11,400 vested stock options were paid approximately $15,000 in cash, which was included in the Merger consideration. Holders of 13,000 unvested stock options were paid approximately $15,000 in cash, which was charged to expense.

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

During the fiscal quarters ended December 31, 2010 the Company recognized stock-based compensation expense of $1.9 million related to RSU awards. The total fair value of RSU awards vested in the fiscal quarter ended December 31, 2010 was $1.7 million.

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

Employee Stock Purchase Plan

The Company’s ESPP allowed eligible employees to purchase shares of the Company’s common stock at nine-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. Under the ESPP, employees could authorize the Company to withhold up to 15% of their compensation for each pay period, up to a maximum annual amount of $25,000, to purchase shares under the plan, subject to certain limitations, and employees were limited to the purchase of 600 shares per offering period. Offering periods generally commenced on the first trading day of February and August of each year and were generally nine months in duration, but could be terminated earlier under certain circumstances. The ESPP was suspended effective January 1, 2011. The final purchase under the ESPP was for the offering period ending on January 31, 2011, under which 53,000 shares were purchased by employees. During the fiscal quarter ended December 31, 2010, the Company recognized stock-based compensation expense of $24,000 for the ESPP in its consolidated statements of operations.

8. Income Taxes

The Company recorded a tax provision of $0.3 million for the Successor fiscal quarter ended December 30, 2011 primarily reflecting a $3.2 million increase in deferred tax liability resulting from amortization of the tax basis of indefinite-lived intangible assets and goodwill, offset by a $2.7 million release of estimated reserves for uncertain tax positions and an income tax benefit of $0.2 million on the Company’s foreign subsidiaries. The Company recorded a tax provision of $0.1 million for the Predecessor fiscal quarter ended December 31, 2010 primarily reflecting income taxes on the Company’s foreign subsidiaries.

The acquisition of the Company’s common stock in connection with the Merger triggered an ownership change under Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Section 382 imposes an annual limitation (based upon the value at the time of the ownership change, as determined under Section 382) on the amount of taxable income that can be offset with net operating loss (“NOL”) carryovers that existed at time of the acquisition. Section 383 will also limit the Company’s ability to use R&D tax credit carryovers. In addition, as the tax basis of the Company’s assets exceeded the fair market value of its assets at the time of the ownership change, Section 382 will also limit the Company’s ability to use amortization of capitalized R&D and goodwill to offset taxable income for the first five years following the Merger. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. Similar limitations have been implemented by states and certain foreign jurisdictions. The Company is in the process of finalizing the impact of Section 382 on the Company’s deferred tax items and, it has preliminarily assessed the impact of Section 382 on our fully reserved deferred tax assets. The change of ownership resulting from the Merger has significantly limited the Company’s ability to utilize its federal and state deferred tax assets and impaired the carrying value of the deferred tax assets and changed the amount of our unrecognized tax benefits. As the federal and state deferred tax assets are fully reserved, this impairment has not had an impact on the Company’s current year financial position or results of operations. However, the limitation on the use of the Company’s NOLs, credits and amortization which resulted from the ownership changes could adversely impact the Company’s future operating results and financial condition.

The Company has the option to treat the Merger as if it were an asset purchase for federal income tax purposes under Section 338 of the Internal Revenue Code. The Company must make this election within nine and a half months of the Merger. Subsequent to December 30, 2011, Company management determined that it was not in the best interest of the Company to make this election. There was no impact on the Company’s financial position and results of operations and cash flows of electing not to make the Section 338 election.

9. Gain on Sale of Intellectual Property

On October 22, 2010, the Company sold certain internally developed Conexant RF Patents and MPEG Patents to Skyworks Solutions, Inc. (“Skyworks”) and terminated its exclusive rights in Skyworks RF Patents obtained pursuant to an agreement entered into between the Company and Skyworks in 2003, in exchange for non-exclusive licenses to each of the Conexant RF Patents, MPEG Patents and Skyworks RF Patents and $1.25 million in cash. The Company received $0.6 million of the sale price in November 2010 and the remainder in March 2011. The entire amount of $1.25 million was recognized as a gain in the Predecessor fiscal quarter ended December 31, 2010, because the patents had a net book value of zero.

10. Special Charges

Special charges consist of the following (in thousands):

	Successor	Predecessor
	Fiscal Quarter Ended December 30 2011	Fiscal Quarter Ended December 31 2010
Severance charges	$1,763	$1,903
Merger transaction charges	87	—
Environmental remediation charges	37	—
Lease impairment (credits) charges	(129)	43
Restructuring (credits) charges	(213)	336

	$1,545	$2,282

For the Successor fiscal quarter ended December 30, 2011, special charges consisted primarily of $1.8 million of severance charges resulting from reduction in headcount after the Merger, $0.1 million additional legal costs related to the Merger offset by $0.1 million reduction of the liability for impaired leases due to reduction in projected expenses and increases in sub-tennant income and $0.2 million reduction of restructuring liability due to reduction of projected expenses and increases in sub-tenant income. For the Predecessor fiscal quarter ended December 31, 2010, special charges consisted primarily of $0.3 million for restructuring charges related to accretion of lease liability and $1.9 million related to exit activity associated with lease charges and one-time severance benefits associated with certain reductions in headcount.

Restructuring Charges

The Company has implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.

Restructuring Accruals — As of December 30, 2011, the Company has remaining restructuring accruals of $29.6 million, which consist of impaired facility leases. Of the $29.6 million of restructuring accruals at December 30, 2011, $4.6 million is included in other current liabilities and $25.0 million is included in other non-current liabilities in the accompanying consolidated balance sheet. The Company expects to pay the obligations for the non-cancelable leases and other commitments over their respective terms, which expire at various dates through fiscal 2021. The Company’s accrued liabilities include the net present value of the future lease obligations of $46.5 million, net of contracted sublease income of $12.4 million, and projected sublease income of $4.5 million. The facility charges were determined in accordance with the accounting guidance for costs associated with exit or disposal activities. As a result, the Company recorded the net present value of the future lease obligations and will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases.

Fiscal 2008 Restructuring Actions — During fiscal 2008, the Company announced its decision to discontinue investments in standalone wireless networking solutions and other product areas. Charges to expense in the Successor fiscal quarter ended December 30, 2011 consist of accretion of lease liability on restructured facilities under non-cancelable leases.

Activity and liability balances recorded as part of the Fiscal 2008 restructuring actions through December 30, 2011 were as follows (in thousands):

Facility and Other
Restructuring balance, September 30, 2011	39
Charged to costs and expenses	9
Cash payments	(27)

Restructuring balance, December 30, 2011	$21

Fiscal 2007 Restructuring Actions — During fiscal 2007, the Company announced several facility closures and workforce reductions. In total, the Company notified approximately 670 employees of their involuntary termination. Charges to expense in the Successor fiscal quarter ended December 30, 2011 consist of $0.4 million accretion of lease liability on restructured facilities under non-cancelable leases offset by $0.3 million net credits due to lower projected expense and higher sub-tenant rent income. Accretion and other expense of $0.5 million related to the Company’s discontinued BMP business was included in discontinued operations.

Activity and liability balances recorded as part of the Fiscal 2007 restructuring actions through December 30, 2011 were as follows (in thousands):

Facility and Other
Restructuring balance, September 30, 2011	19,999
Charged to costs and expenses	121
Cash payments	(996)

Restructuring balance, December 30, 2011	$19,124

Fiscal 2006 and 2005 Restructuring Actions — During fiscal years 2006 and 2005, the Company announced operating site closures and workforce reductions. In total, the Company notified approximately 385 employees of their involuntary termination. Charges to expense in the Successor fiscal quarter ended December 30, 2011 consist of $0.1 million expense from accretion of lease liability on restructured facilities under non-cancelable leases.

Activity and liability balances recorded as part of the Fiscal 2006 and 2005 restructuring actions through December 30, 2011 were as follows (in thousands):

Facility and Other
Restructuring balance, September 30, 2011	10,972
Charged to costs and expenses	102
Cash payments	(630)

Restructuring balance, December 30, 2011	$10,444

11. Other Expense, net

Other expense, net consists of the following (in thousands):

	Successor	Predecessor
	Fiscal Quarter Ended December 30 2011	Fiscal Quarter Ended December 31 2010
Investment and interest income	$(35)	$(66)
Gain on sale of investments	—	(1,393)
Loss on escrow receivable	57	—
Decrease in the fair value of derivative instruments	1,168	7,276
Other	(240)	34

Other expense, net	$950	$5,851

Other expense, net of $1.0 million during the Successor fiscal quarter ended December 30, 2011 primarily consisted of a $1.2 million decrease in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock. Other expense of $5.9 million, net during the fiscal quarter ended December 31, 2010 primarily consisted of a $7.3 million decrease in the fair value of the warrant to purchase 6.1 million shares of Mindspeed common stock, partially offset by a $1.4 million gain on the sale of equity investments.

12. Related Party Transactions

Conexant Holdings

Effective upon completion of the Merger, the Company became a wholly-owned subsidiary of Conexant Holdings. All equity interests in Conexant Holdings are beneficially owned, directly or indirectly, by funds managed by Golden Gate Capital. The Company has not entered into any material transactions with Conexant Holdings or Golden Gate Capital (or any of its affiliates).

Certain employees of the Company have purchased shares of Class L Common Stock of Conexant Holdings, at a cost of approximately $0.6 million, representing their fair value at the time of purchase.

Following completion of the Merger, Conexant Holdings adopted the Plan. Stock option awards issued to employees of the Company under the Plan are settled in shares of the Class A Common Stock. Since the Company’s employees are the beneficiaries of the stock options granted under the Plan, expense for the stock options is recorded in the Company’s financial statements. As of December 30, 2011, a total of 12,757,500 options have been granted pursuant to the Plan.

Mindspeed Technologies, Inc. (Mindspeed)

In the Predecessor period October 2, 2010 through December 31, 2010, one member of the Company’s Board of Directors also served on the Board of Mindspeed. At the consummation of the Merger all of the Company’s board members resigned. As of December 30, 2011 and September 30, 2011, the Company held a warrant to purchase 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share exercisable through June 2013. No amounts were due to or receivable from Mindspeed at December 30, 2011 or September 30, 2011.

13. Geographic Information

Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Successor	Predecessor
	Fiscal Quarter Ended December 30 2011	Fiscal Quarter Ended December 31 2010
United States	$1,149	$2,917
Other Americas	147	476

Total Americas	1,296	3,393
China	20,639	26,063
Taiwan	3,480	4,263
Asia-Pacific	8,559	12,046

Total Asia-Pacific	32,678	42,372

Europe, Middle East and Africa	729	345

	$34,703	$46,110

The Company believes that a portion of the products sold to original equipment manufacturers (“OEMs”) and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. One distributor accounted for 16% and 12% of net revenues for the Successor fiscal quarter ended December 30, 2011 and the Predecessor fiscal quarter ended December 31, 2010, respectively. Sales to the Company’s twenty largest customers represented approximately 89% and 86% of total revenues for the Successor fiscal quarter ended December 30, 2011 and the Predecessor fiscal quarter ended December 31, 2010, respectively.

Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	December 30, 2011	September 30, 2011
United States	$19,588	$22,705
India	848	940
China	288	323
Asia-Pacific	542	607
Europe, Middle East and Africa	—	—

	$21,266	$24,575

The following have been excluded from the geographic presentation of long-lived assets above as of December 30, 2011 and September 30, 2011, respectively: goodwill totaling $223.5 million; intangible assets totaling $66.4 million and $68.4 million, respectively, the Mindspeed warrant totaling $0.5 million and $1.7 million, respectively and deferred taxes of $1.7 million and $1.3 million, respectively. Other than deferred taxes, these items are located in the United States and disclosed separately.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

The operating results for the fiscal quarter ended December 31, 2010 have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Merger, defined below, and may not be predictive of future results of operations.

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

Sale of Real Property

On December 22, 2010, we sold certain real property adjacent to our Newport Beach, California headquarters to Uptown Newport L.P. for $23.5 million, which at the sale date consisted of $21.5 million in cash and a limited partnership interest in the property valued at $2.0 million. The property primarily consists of approximately 25 acres of land, and included two leased buildings, improvements and site development costs. The net book value of the property sold was as follows (in thousands):

Predecessor
Land	$1,662
Land and leasehold improvements, net	356
Buildings, net	5,610
Machinery and equipment, net	262
Site development costs	7,583

$15,473

We have continuing involvement with the property related to groundwater and soil remediation, and therefore at the time of the sale deferred the gain of $6.9 million on the monetary portion of the proceeds of the transaction, net of transaction costs of $0.4 million. The deferred gain was eliminated in the Merger purchase price allocation. Responsibility for soil remediation was transferred to Uptown Newport L.P. but we retained certain obligations to assist in the soil remediation process for up to five years (or earlier under certain circumstances set forth in the agreement between the parties). Responsibility for groundwater remediation remains with us. We have accrued $3.7 million of reserves as of December 30, 2011 based on our best estimate of remaining remediation costs, of which $2.6 million is classified in long-term other liabilities. The reserve for remediation costs is recorded at its undiscounted value because the amount and timing of cash payments are not fixed or reliably determinable.

We retained an approximately 7.5% limited partnership interest in the property that is recognized at an estimated fair value of $0.4 million as of December 30, 2011. The limited partnership interest holds its limited partnership interest in Uptown Newport L.P., which will own, operate and develop the real property sold by us in December 2010. We have the option to sell its partnership interest to the developer at $2.0 million plus a 12% return, if Uptown Newport L.P obtains certain financing. The $0.4 million fair market value is derived in large part based on our estimate of the probability that we will be able to liquidate its investment pursuant to the terms of the sale agreement.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with US GAAP, which require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 27 through 39 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which was filed with the SEC on December 29, 2011. Management believes that at December 30, 2011 there has been no material change to this information.

Results of Operations

Net Revenues

Net revenues consist of product sales, which we generally recognize upon shipment, less an estimate for returns and allowances. We sell our products to distributors, contract manufacturers (ODMs) and end-customers (OEMs), whose products include our products. End customers may purchase directly from us or may purchase from distributors or contract manufacturers.

Our net revenues decreased 25% to $34.7 million in the Successor fiscal quarter ended December 30, 2011 from $46.1 million in the Predecessor fiscal quarter ended December 31, 2010. The decrease in net revenues was driven by a 25% decrease in average selling prices (“ASPs”) in audio, modem, imaging and wireless combined with volume decreases in modems, imaging, video, and wireless, primarily driven by the overall weakness in the semiconductor industry, which was partially offset by higher audio volume and a 3% increase in ASPs in the video product line.

We remain focused on capturing higher market share for our existing products and delivering new and innovative solutions for imaging, audio, and video applications.

Gross Margin

Gross margin represents net revenue less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer production and assembly and test services. Our cost of goods sold consists predominantly of purchased finished wafers, assembly and test services, royalties, labor and overhead associated with product procurement and, in the Predecessor period, non-cash stock-based compensation charges for procurement personnel.

Our gross margin percentage for the Successor fiscal quarter ended December 30, 2011 was 60% compared with 59% for the Predecessor fiscal quarter ended December 31, 2010. Cost of goods sold in the Successor fiscal quarter ended December 30, 2011 includes a $0.3 million sell-off of fair value applied to inventory as part of the purchase price allocated in connection with the Merger. Excluding the inventory purchase price fair value, our gross margin percentage for the Successor fiscal quarter ended December 30, 2011 was 61%. The 2% increase in gross margin percentage was due to overall improved product and customer mix combined with cost reductions.

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

R&D expense decreased $0.9 million, or 6%, in the Successor fiscal quarter ended December 30, 2011 compared to the Predecessor fiscal quarter ended December 31, 2010. The decrease is primarily due to an 18% decrease in headcount offset by higher facilities expense.

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

SG&A expense decreased $3.3 million, or 30%, in the Successor fiscal quarter ended December 30, 2011 compared to the Predecessor fiscal quarter ended December 31, 2010. The decrease is primarily due to a 32% decrease in headcount.

Amortization of Intangible Assets

Intangible assets subject to amortization as of December 30, 2011 were $28.6 million and are being amortized over a weighted-average remaining period of approximately 6.3 years. Amortization expense increased to $2.0 million in the Successor fiscal quarter ended December 30, 2011 compared to $0.3 million in the Predecessor fiscal quarter ended December 31, 2010, respectively. The increase is due to assets recorded in connection with the Merger.

Sale of Intellectual Property

In the Predecessor fiscal quarter ended December 31, 2010, we sold certain internally developed Conexant RF Patents and MPEG Patents to Skyworks and terminated our exclusive rights in Skyworks RF Patents obtained pursuant to an agreement we entered into with Skyworks in 2003, in exchange for non-exclusive licenses to each of the Conexant RF Patents, MPEG Patents and Skyworks RF Patents and $1.25 million in cash. We received $0.6 million of the sale price in November 2010 and the remainder in March 2011. The entire $1.25 million was recognized as gain in the Predecessor fiscal quarter ended December 31, 2010, because the patents had no book value.

Special Charges

For the Successor fiscal quarter ended December 30, 2011, special charges consisted primarily of $1.8 million of severance charges resulting from reduction in headcount after the Merger, $0.1 million of additional legal costs related to the Merger offset by $0.1 million reduction of the liability for impaired leases due to reduction in projected expenses and increases in sub-tenant income and a $0.2 million reduction of restructuring liability due to reduction of projected expenses and increases in sub-tenant income. For the Predecessor fiscal quarter ended December 31, 2010, special charges consisted primarily of $0.3 million for restructuring charges related to accretion of lease liability and $1.9 million from exit activity associated with lease charges and one-time severance benefits associated with certain reductions in headcount.

Interest Expense

Interest expense decreased $1.9 million to $3.8 million in the Successor fiscal quarter ended December 30, 2011 from $5.7 million in the Predecessor fiscal quarter ended December 31, 2010. The decrease is primarily attributable to $1.1 million amortization of the $20.1 million debt premium on the Company’s 11.25% senior secured notes recorded at the Merger date. Interest expense in the Predecessor fiscal quarter ended December 31, 2010 includes interest and debt discount expense on the convertible notes of $0.3 million.

Other Expense, net

Other expense, net of $1.0 million during the Successor fiscal quarter ended December 30, 2011 primarily consisted of a $1.2 million decrease in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock. Other expense of $5.9 million, net during the fiscal quarter ended December 31, 2010 primarily consisted of a $7.3 million decrease in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock, partially offset by a $1.4 million gain on the sale of equity investments.

Provision for Income Taxes

We recorded a tax provision of $0.3 million for the Successor fiscal quarter ended December 30, 2011 primarily reflecting a $3.2 million increase in deferred tax liability resulting from amortization of the tax basis of indefinite-lived intangible assets and goodwill, offset by a $2.7 million release of estimated reserves for uncertain tax positions and an income tax benefit of $0.2 million on our foreign subsidiaries. We recorded a tax provision of $0.1 million for the Predecessor fiscal quarter ended December 31, 2010 primarily reflecting income taxes on our foreign subsidiaries.

The acquisition of our common stock in connection with the Merger triggered an ownership change under Section 382. Section 382 imposes an annual limitation (based upon the value at the time of the ownership change, as determined under Section 382) on the amount of taxable income that can be offset with NOL carryovers that existed at time of the acquisition. Section 383 will also limit our ability to use R&D tax credit carryovers. In addition, as the tax basis of our assets exceeded the fair market value of its assets at the time of the ownership change, Section 382 will also limit our ability to use amortization of capitalized R&D and goodwill to offset taxable income for the first five years following the Merger. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. Similar limitations have been implemented by states and certain foreign jurisdictions. We are in the process of finalizing the impact of Section 382 on our deferred tax items and have preliminarily assessed the impact of Section 382 on our fully reserved deferred tax assets. The change of ownership resulting from the Merger has significantly limited our ability to utilize our federal and state deferred tax assets and impaired the carrying value of the deferred tax assets and changed the amount of our unrecognized tax benefits. As the federal and state deferred tax assets are fully reserved, this impairment has not had an impact on our current year financial position or results of operations. However, the limitation on the use of our NOLs, credits and amortization which resulted from the ownership changes could adversely impact our future operating results and financial condition.

In addition, within nine and a half months of the Merger, we have the option to elect under Section 338 of the Internal Revenue Code to treat the Merger as if it were an asset purchase for federal income tax purposes. Subsequent to December 30, 2011, we determined that it was not in our best interest to make this election. There was no impact on our financial position and results of operations and cash flows of electing not to make the Section 338 election.

(Loss) Income on Equity Method Investments

(Loss) income on equity method investments includes our share of the earnings or losses of the investments that are recorded under the equity method of accounting, as well as the gains and losses recognized on the sale of our equity method investments.

Loss on equity method investments for the Successor fiscal quarter ended December 30, 2011 of $1.0 million was due to losses incurred on one of our equity method investments. Income on equity method investments in the Predecessor fiscal quarter ended December 31, 2010 of $0.7 million was due to earnings on one of our equity method investments.

Loss from Discontinued Operations, net of tax

Loss from discontinued operations, net of tax, consists of the operating results of our discontinued BMP and BBA businesses. In the Successor fiscal quarter ended December 30, 2011, loss from discontinued operations consisted of lease accretion and other expense of $0.5 million related to our discontinued BMP business. In the Predecessor fiscal quarter ended December 31, 2010, loss from discontinued operations consisted of lease accretion and other expense of $0.4 million related to our discontinued BMP business offset by credits to expense of $0.4 million, primarily tax benefits, related to our discontinued BBA business.

Liquidity and Capital Resources

Our principal sources and uses of liquidity are our cash and cash equivalents, sales of non-core assets, borrowings and operating cash flow. In addition, we have generated additional liquidity in the past through the sale of equity and debt securities.

Our cash and cash equivalents decreased $3.2 million in the Successor fiscal quarter ended December 30, 2011. The decrease was primarily due to cash used in operating activities of $3.4 million, offset by a $0.2 million release of restricted cash.

Cash flows are as follows (in thousands):

	Successor	Predecessor
	Fiscal Quarter Ended December 30 2011	Fiscal Quarter Ended December 31 2010
Net cash (used in) provided by operating activities	$(3,380)	$3,466
Net cash provided by investing activities	144	22,279
Net cash used in financing activities	—	(605)

Net (decrease) increase in cash and cash equivalents	$(3,236)	$25,140

Operating Activities

Cash used in operating activities was $3.4 million in the Successor fiscal quarter ended December 30, 2011 compared to $3.5 million provided by operating activities for the Predecessor quarter ended December 31, 2010. Cash used in operating activities for the Successor fiscal quarter ended December 30, 2011 was primarily driven by a net loss of $9.9 million and $0.9 million decrease from changes in working capital offset by $7.4 million of net non-cash operating expenses. Cash provided by operating activities for the Predecessor fiscal quarter ended December 31, 2010 was primarily driven by a net loss of $9.7 million offset by $7.0 million of net non-cash operating expenses and a $6.2 million increase in working capital.

Investing Activities

Cash provided by investing activities was $0.2 million for the Successor fiscal quarter ended December 30, 2011 compared to cash provided by investing activities of $22.3 million for the Predecessor fiscal quarter ended December 31, 2010. Cash provided by investing activities for the Successor fiscal quarter ended December 30, 2011 consisted primarily of release of restricted cash of $0.2 million. Cash provided by investing activities for the Predecessor quarter ended December 31, 2010 was primarily driven by proceeds from the sale of real property of $21.1 million, proceeds from the sale of equity investments of $0.8 million and proceeds from the sale of intellectual property of $0.6 million and release of restricted cash of $0.1 million, offset by capital expenditures of $0.4 million.

Financing Activities

There was no cash provided by financing activities in the Successor fiscal quarter ended December 30, 2011 compared to $0.6 million used in financing activities for the Predecessor fiscal quarter ended December 31, 2010 which consisted of employee tax paid by Conexant in lieu of issuing restricted stock units of $0.5 million and fees paid in connection with renewal of line of credit of $0.1 million.

Recent Financing Transactions

On April 19, 2011, the Predecessor was acquired for $203.9 million, funded with the proceeds of equity financings from Golden Gate Capital and affiliated entities.

On March 1, 2011, we redeemed the remaining $11.2 million of 4.00% convertible subordinated notes due 2026.

On December 22, 2010, we sold certain real property adjacent to our Newport Beach, California headquarters to Uptown Newport L.P. for $23.5 million, which at the sale date consisted of $21.5 million in cash and a limited partnership interest in the property valued at $2.0 million.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2011. For a summary of the contractual commitments at September 30, 2011, see Part II, Item 7, page 38 in our 2011 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with our spin-off from Rockwell International Corporation (“Rockwell”), we assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with our contribution of certain of our manufacturing operations to Jazz Semiconductor, Inc. (now “TowerJazz”), we agreed to indemnify TowerJazz for certain environmental matters and other customary divestiture-related matters. In connection with our sale of the BMP business to NXP, we agreed to indemnify NXP for certain claims related to the transaction. In connection with our sale of the BBA business to Ikanos, we agreed to indemnify Ikanos for certain claims related to the transaction. In connection with the sales of our products, we provide intellectual property indemnities to our customers. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We also have employment agreements with certain key employees. Under certain circumstances, these agreements may require severance payments and/or continuation of certain insurance benefits. We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware.

The durations of our guarantees and indemnities vary, and in many cases are indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in our consolidated balance sheets. Product warranty costs are not significant. We have other outstanding letters of credit collateralized by restricted cash aggregating $4.9 million to secure various long-term operating leases and our self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.

Special Purpose Entities

We have one special purpose entity, Conexant CF, which is not permitted, nor may its assets be used, to guarantee or satisfy any of our obligations or those of our subsidiaries. Effective on the closing date of the Merger, Conexant CF’s existing credit facility between Conexant CF and a bank was terminated. No amounts were due under the facility at the termination date.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 30, 2011, the carrying value of our cash and cash equivalents approximated fair value.

We hold a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of December 30, 2011, a 10% decrease in the market price of Mindspeed’s common stock would result in a $0.2 million decrease in the fair value of this warrant. At December 30, 2011, the market price of Mindspeed’s common stock was $4.58 per share. During the first fiscal quarter of 2012, the market price of Mindspeed’s common stock ranged from a low of $4.17 per share to a high of $6.20 per share.

Our long-term debt consists of our 11.25% senior secured notes with interest at fixed rates. The fair value of the 11.25% senior secured notes is based on an indicative bid price provided by the underwriter of the senior secured notes.

The following table shows the fair values of our financial instruments as of December 30, 2011 (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$34,820	$34,820
Mindspeed warrant	539	539
Long-term restricted cash	4,891	4,891
Long-term debt: senior secured notes	191,972	196,875

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future. At December 30, 2011, we did not have any foreign currency exchange contracts outstanding.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims in the ordinary course of our business. These claims potentially cover a variety of allegations spanning our entire business. See Note 6 of Notes to Unaudited Consolidated Financial Statements included herein for a further discussion of legal matters.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on December 29, 2011.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits are furnished in accordance with Rule 406T of Regulation S-T. The Interactive Data Files in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any registration statement or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filings, and are not otherwise subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC.

Date: February 13, 2012	By	/s/ CARL M. MILLS
Carl M. Mills
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits are furnished in accordance with Rule 406T of Regulation S-T. The Interactive Data Files in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any registration statement or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filings, and are not otherwise subject to liability under those sections.