Form 10-Q
period 2012-03-30
CONEXANT SYSTEMS INC
filed 2012-05-14
CIK 1069353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2012

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

As of May 14, 2012, there were 100,000,000 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements relating to future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. These statements constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control, and which may cause results to differ materially from expectations. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, the negatives of such expressions, or the use of future tense. Examples of forward-looking statements include, but are not limited to, statements concerning:

•

our liquidity, including the cash flows required to operate our business, expected working capital requirements, our ability to restructure our long term debt, our ability to secure an asset-based line of credit, and our ability to raise funds from the sale of assets, business units or equity securities;

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

You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including, but not limited to, those made under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, those made under the heading “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2011, which was filed with the SEC on December 29, 2011 (as such are supplemented by the risk factors set forth in this Quarterly Report on Form 10-Q), and those made in our other filings with the Securities and Exchange Commission (the “SEC”). Please consider our forward-looking statements in light of those risks as you read this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	Successor
	March 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$24,318	$38,056
Receivables, net of allowance of $82 and $123 at March 30, 2012 and September 30, 2011, respectively	14,192	19,012
Inventories	6,586	12,693
Other current assets	7,212	7,569

Total current assets	52,308	77,330
Property, plant and equipment, net of accumulated depreciation of $3,596 and $1,747 at
March 30, 2012 and September 30, 2011, respectively	8,925	10,792
Goodwill	191,533	223,051
Intangible assets	41,021	68,425
Other assets	14,722	16,839

Total assets	$308,509	$396,437

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$8,845	$8,367
Accrued compensation and benefits	4,206	7,909
Other current liabilities	17,771	33,674

Total current liabilities	30,822	49,950
Long-term debt	190,800	193,121
Other liabilities	52,488	56,555

Total liabilities	274,110	299,626
Commitments and contingencies (Note 6)
Shareholder’s equity:
Common stock, $0.01 par value: 200,000 shares authorized; 100,000 shares issued and outstanding at March 30, 2012 and September 30, 2011, respectively	1,000	1,000
Additional paid-in capital	202,865	202,865
Accumulated deficit	(169,142)	(107,249)
Accumulated other comprehensive (loss) income	(324)	195

Total shareholder’s equity	34,399	96,811

Total liabilities and shareholder’s equity	$308,509	$396,437

See accompanying notes to unaudited consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Successor	Predecessor	Successor	Predecessor
	Fiscal Quarter Ended March 30 2012	Fiscal Quarter Ended April 1 2011	Six Fiscal Months Ended March 30 2012	Six Fiscal Months Ended April 1 2011
Net revenues	$33,304	$43,129	$68,007	$89,239
Cost of goods sold	14,635	18,907	28,540	37,616

Gross margin	18,669	24,222	39,467	51,623

Operating expenses:
Research and development	12,087	14,562	24,780	28,110
Selling, general and administrative	7,468	11,101	15,316	22,288
Amortization of intangible assets	2,029	284	4,053	568
Gain on sale of intellectual property	—	—	—	(1,249)
Asset impairments	54,869	—	54,869	—
Special charges	131	12,948	1,676	15,230

Total operating expenses	76,584	38,895	100,694	64,947

Operating loss	(57,915)	(14,673)	(61,227)	(13,324)
Interest expense	3,787	5,510	7,610	11,224
Other (income) expense, net	(116)	(1,206)	834	4,645

Loss from continuing operations before income taxes and income (loss) on equity method investments	(61,586)	(18,977)	(69,671)	(29,193)
Income tax (benefit) provision	(9,299)	316	(9,014)	410

Loss from continuing operations before income (loss) on equity method investments	(52,287)	(19,293)	(60,657)	(29,603)
Income (loss) on equity method investments	684	832	(356)	1,495

Loss from continuing operations	(51,603)	(18,461)	(61,013)	(28,108)
Loss from discontinued operations, net of tax	(413)	(358)	(880)	(389)

Net loss	$(52,016)	$(18,819)	$(61,893)	$(28,497)

Loss per share from continuing operations — basic and diluted		$(0.22)		$(0.34)

Loss per share from discontinued operations — basic and diluted		$(0.01)		$(0.01)

Net loss per share — basic and diluted		$(0.23)		$(0.35)

See accompanying notes to unaudited consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Six Fiscal Months Ended March 30, 2012	Six Fiscal Months Ended April 1, 2011
Cash flows from operating activities:
Net loss	$(61,893)	$(28,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,914	1,306
Amortization of intangible assets	4,053	568
Reversal of provision for bad debts, net	(10)	—
Charges for inventory provisions, net	306	458
Release of inventory step-up upon shipment	614	—
Amortization of debt (premium) discount	(2,322)	402
Asset impairments	54,869	—
Deferred income taxes	(6,254)	(20)
Stock-based compensation	—	3,712
Decrease in fair value of derivative instruments	928	5,779
Loss (gain) on equity method investments	356	(1,495)
Loss on escrow funds receivable	57	—
Net gain on sale of equity securities	—	(1,393)
Gain on sale of intellectual property	—	(1,249)
Other items, net	(22)	(301)
Changes in assets and liabilities:
Receivables	4,830	5,051
Inventories	5,187	(111)
Accounts payable	449	(461)
Accrued expenses and other current liabilities	(10,656)	(4,700)
Other, net	(6,203)	1,013

Net cash used in operating activities	(13,797)	(19,938)
Cash flows from investing activities:
Purchases of property, plant and equipment	(115)	(751)
Proceeds from sale of real estate, net of closing costs of $439	—	21,087
Proceeds from sale of property, plant and equipment	—	52
Proceeds from maturity of marketable securities	—	20,000
Proceeds from sales of equity securities	—	802
Restricted cash	174	70
Proceeds from sale of intellectual property	—	1,249

Net cash provided by investing activities	59	42,509
Cash flows from financing activities:
Net repayments of short-term debt	—	(11,278)
Proceeds from issuance of common stock under employee stock plans	—	94
Employee income tax paid related to vesting of restricted stock units	—	(681)

Net cash used in financing activities	—	(11,865)

Net (decrease) increase in cash and cash equivalents	(13,738)	10,706
Cash and cash equivalents at beginning of period	38,056	54,466

Cash and cash equivalents at end of period	$24,318	$65,172

See accompanying notes to unaudited consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

Conexant Systems, Inc., a Delaware corporation, (“Conexant” or the “Company”) designs, develops and sells semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for imaging, audio, embedded-modem, and video applications. These solutions include a comprehensive portfolio of imaging solutions for multifunction printers (MFPs), fax platforms, and interactive display application market segments. The Company’s audio solutions include high-definition (HD) audio integrated circuits, HD audio codecs, speakers-on-a-chip solutions for personal computers, PC peripheral sound systems, audio subsystems, speakers, notebook docking stations, voice-over-IP speakerphones, USB headsets supporting Microsoft Office Communicator and Skype, and audio-enabled surveillance applications. The Company also offers a full suite of embedded-modem solutions for set-top boxes, point-of-sale systems, home automation and security systems, and desktop and notebook PCs. Additional products include decoders and media bridges for video surveillance security and monitoring applications, and system solutions for analog video-based multimedia applications.

Liquidity

The Company’s unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company has historically financed its operations and capital investments through sales of equity securities, long term debt, capital and operating leases, the sale of assets, bank lines of credit and cash flows from operations. During the six months ending March 30, 2012, the Company consumed $13.7 million of cash. The Company has cash and cash equivalents aggregating $24.3 million at March 30, 2012. Under its operating plan, management expects to finance its operations and meet its debt service requirements and capital expenditure requirements primarily through some combination of cash flows provided by operations, debt restructuring, new borrowing agreements and sales of non-core assets.

The Company anticipates that its existing cash resources and execution of its operating plan will fund operations, finance purchases of capital equipment and provide adequate working capital for at least the next twelve months. The Company’s liquidity is affected by many factors including, among others: the ability to restructure its long term debt, including semi-annual interest payments of $9.8 million under its current indenture; the ability to secure a line of credit; the ability to sell non-core assets or business units; access to additional debt and equity financing; the level of revenue, gross profit, operating income and cash flow from operations; the conversion of design opportunities into revenue; market acceptance of existing and new products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer and supplier credit terms; spending incurred for environmental remediation; cash required to meet our financial obligations for restructured and impaired facilities; the amount and timing of research and development and other operating expenditures; the timing and expense of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of our asset portfolio; changes in operating assets and liabilities; the ability to remain in compliance with the terms of credit facilities; the ability to raise funds from the sale of assets or business units; and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. Failure to execute management’s operating plan could adversely affect the Company’s ability to achieve its intended business objectives.

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

Revenue Recognition — The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price and terms are fixed and determinable, and (iv) the collection of the receivable is reasonably assured. These terms are typically met upon shipment of product to the customer. The majority of the Company’s distributors have limited stock rotation rights, which allow them to rotate up to 10% of product in their inventory two times per year. The Company recognizes revenue from these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and the Company believes that it has the ability to reasonably estimate and establish allowances for expected product returns in accordance with accounting guidance for revenue recognition when right of return exists. The Company has also established allowances for price adjustments, rebates and warranty returns. The estimate of future returns and credits is based on historical sales returns, analysis of credit memo data, and other factors determined at the time of revenue recognition. The Company monitors product returns and potential price adjustments on an ongoing basis.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. Repatriation of cash in foreign locations to the U.S. may be restricted by the terms of the service agreements between the foreign locations and the U.S. and local statutory rules and regulations. Cash held by the Company as of March 30, 2012 that is insured by the Federal Deposit Insurance Corporation (“FDIC”) totaled $0.4 million.

Restricted Cash — The Company has outstanding letters of credit collateralized by restricted cash aggregating $4.9 million and $5.1 million as of March 30, 2012 and September 30, 2011, respectively, to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.

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

Investments — The Company accounts for non-marketable investments using the equity method of accounting if the investment gives the Company the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions. Additional investments by other parties in the investee will result in a reduction in the Company’s ownership interest, and the resulting gain or loss will be recorded in the consolidated statements of operations. Where the Company is unable to exercise significant influence over the investee, investments are accounted for under the cost method, except for investments in limited partnerships, for which the Company uses the equity method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. At the Merger date and as of March 30, 2012, the Company’s 7.5% investment in Uptown Newport L.P. was valued at $0.4 million.

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

Derivative Financial Instruments — The Company’s derivative financial instruments as of March 30, 2012 consisted of the Company’s warrant to purchase 6.1 million shares of Mindspeed Technologies, Inc. (“Mindspeed”) common stock. Gains and losses on the warrant are included in other expense, net.

Supplemental Cash Flow Information — Cash paid for interest was $9.8 million and $10.2 million in the Successor six fiscal months ended March 30, 2012 and Predecessor six fiscal months ended April 1, 2011, respectively. Cash paid for income taxes was $0.5 million and $0.3 million in the Successor six fiscal months ended March 30, 2012 and Predecessor six fiscal months ended April 1, 2011, respectively.

Accumulated Other Comprehensive (Loss) Income — Accumulated other comprehensive (loss) income consists of foreign currency translation adjustments as of March 30, 2012 and April 1, 2011.

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

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive (in thousands):

	Predecessor
	Fiscal Quarter Ended April 1 2011	Six Fiscal Months Ended April 1 2011
Employee stock options	1,607	1,210
4.00 % convertible subordinated notes due March 2026	150	189

	1,757	1,399

All of the net loss in the Successor period is attributable to the Company’s single shareholder, Conexant Holdings. As a result, the calculation of net loss per share is not meaningful.

Impairment of Assets — During the second quarter of fiscal 2012, the Company determined that indicators of impairment existed based on two factors: (1) its operating results for the fiscal quarter ended March 30, 2012 and (2) decreases in sales forecasts for future periods. As a result of these indicators of impairment, the Company tested its amortizable intangible assets by comparing the sum of the undiscounted cash flows related to customer relationship, patent and research and development (“R&D”) intangible assets to their respective carrying values as of March 30, 2012. The sum of undiscounted cash flows related to the customer relationships intangible asset was less than its carrying value. As a result the Company recorded an impairment charge of $15.4 million which represented the difference between its fair value and its carrying value as of March 30, 2012. The sum of undiscounted cash flows related to the patent and R&D intangible assets was greater than their carrying value as of March 30, 2012. As a result, the Company did not record any impairment charge on the patent and R&D intangible assets as of March 30, 2012.

The Company tested its indefinite-lived intangible assets for impairment by comparing the fair value of the indefinite-lived intangible assets to their carrying amounts. The fair value of the IPR&D intangible asset was determined based on a discounted cash flow model using the revised sales forecast for each project that continued to be classified as in-process research and development (“IPR&D”) as of March 30, 2012. Based on this, the Company determined that the fair value of the IPR&D intangible asset was less than the carrying amount of the IPR&D intangible asset as of March 30, 2012, resulting in an impairment charge of $6.0 million.

An IPR&D project completed in the fiscal quarter ended March 30, 2012 had a fair value of $1.9 million compared with the historical carrying value of the project in IPR&D of $2.8 million as of March 30, 2012. This resulted in an impairment charge of $0.9 million. The fair value of the trade name and trademarks intangible asset, based on a discounted cash flow model using the revised sales forecast was less than the carrying amount of trade name and trademarks which resulted in an impairment charge of $1.1 million.

Goodwill — Goodwill is tested annually during the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the fiscal quarter ended March 30, 2012, the Company determined that indicators of impairment existed based on its operating results for the fiscal quarter ended March 30, 2012 and decreases in sales forecasts for future periods. As a result of these indicators of impairment the Company recorded a goodwill impairment charge of $31.5 million in the fiscal quarter ended March 30, 2012 representing the excess of goodwill over the implied fair value of goodwill calculated as of March 30, 2012.

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

In June 2011, the Financial Accounting Standards Board, (“FASB”) issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s financial statements.

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

2. Merger with Conexant Holdings, Inc.

The Merger was accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair-value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability. The following table summarizes the fair value assigned to the assets acquired and liabilities assumed as of April 19, 2011, the acquisition date, as adjusted as of March 30, 2012 (in thousands):

Total merger consideration:
Cash paid to shareholders	$197,336
Cash paid to holders of cancelled stock options and RSUs upon change of control	6,427
Bank line of credit assumed and repaid	102

Total merger consideration	203,865

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	60,794
Accounts receivable	25,530
Inventories	40,573
Other current assets	8,582
Property and equipment	11,866
Intangible assets	118,600
Other assets	26,465
Accounts payable	(14,215)
Deferred income tax liabilities, net	(21,655)
Other liabilities - current and long term	(80,601)
Long-term debt	(195,125)

Net liabilities assumed	(19,186)

Excess purchase price atttributed to goodwill acquired (1)	$223,051

(1)	In the fiscal quarter ended March 30, 2012, the Company reduced goodwill by $0.4 million retrospectively to the Merger date for adjustments to the reserve for uncertain tax positions.

The fair value of the acquired intangible assets was determined using the following income valuation approaches. In estimating the fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following as of the acquisition date (in thousands):

	Valuation Method	Estimated Fair Value	Remaining Useful Life (yrs) (1)
Customer relationships	Multi-Period Excess Earnings (2)	$50,300	7.0
In-process research and development	Multi-Period Excess Earnings (2)	46,000	—
Trade name and trademarks	Relief-from-Royalty (3)	15,100	—
Backlog	Multi-Period Excess Earnings (2)	4,200	0.5
Patents	Relief-from-Royalty (3)	2,900	8.3
Non-compete agreement	Comparative Business Valuation (4)	100	1.0

Total purchased intangible assets		$118,600

(1)	Determination of the estimated useful lives of the individual categories of purchased intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives are recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows.
(2)	The Multi-Period Excess Earnings method is a discounted cash flow method within the income approach which estimates a purchased intangible asset value based on the present value of the projected excess net cash flows derived from the operations of the business. The value attributed to customer relationship and backlog intangible assets was based on projected net cash inflows from existing contracts or relationships. The value attributed to IPR&D intangible assets was based on projected net cash inflows from estimates for projects under development.
(3)	The Relief-from-Royalty method is a discounted cash flow method within the income approach that calculates the value attributable to owning the trade name, trademarks and patents as opposed to paying a third-party for their use.
(4)	The Comparative Business Valuation method is a discounted cash flow method within the income approach where the value of the intangible asset is estimated based on the difference in value with and without the non-compete agreement in place.

Some of the more significant estimates and assumptions inherent in the estimate of the fair value of the identifiable purchased intangible assets include all assumptions associated with forecasting cash flows and profitability. The primary assumptions used for the determination of the fair value of the purchased intangible assets were generally based upon the present value of anticipated cash flows discounted at risk adjusted rates of approximately 15.0-16.5%, based on the Company’s weighted average cost of capital. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

At the time of the Merger, the Company believed its market position and future growth potential for its semiconductor system solutions business were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill.

In the successor fiscal quarter ended March 30, 2012, the Company recorded charges of $23.4 million and $31.5 million for impairment of its intangible assets and goodwill, respectively. In the successor fiscal year ended September 30, 2011, the Company recorded charges of $41.1 million for impairment of its intangible assets.

Pro Forma Financial Information:

The following unaudited pro forma results of operations assume that the Merger had occurred on October 2, 2010 for the Predecessor fiscal quarter ended April 1, 2011 after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets, and other acquisition-related adjustments in connection with the Merger. These unaudited pro forma results exclude transaction costs incurred in connection with the Merger. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on those dates, nor of the results that may be obtained in the future.

	Pro Forma Results of Operations
	Fiscal Quarter Ended April 1, 2011	Six Fiscal Months Ended April 1, 2011
	(in thousands)
Net revenues	$43,129	$89,239

Net loss	$13,904	$37,182

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

$15,473

The Company has continuing involvement with the property related to groundwater and soil remediation, and therefore at the time of the sale deferred the gain of $6.9 million on the monetary portion of the proceeds of the transaction, net of transaction costs of $0.4 million. The deferred gain was eliminated in the Merger purchase price allocation. Responsibility for soil remediation was transferred to Uptown Newport L.P. with the Company retaining certain obligations to assist in the soil remediation process for up to five years (or earlier under certain circumstances set forth in the agreement between the parties). Responsibility for groundwater remediation remains with the Company. The Company has accrued $3.8 million of reserves as of March 30, 2012 based on management’s best estimate of remaining remediation costs, of which $2.7 million is classified in long-term other liabilities. The reserve for remediation costs is recorded at its undiscounted value because the amount and timing of cash payments are not fixed or reliably determinable.

The Company retained an approximately 7.5% limited partnership interest in the property with a value of $0.4 million at the Merger date and as of March 30, 2012. The limited partnership interest holds its limited partnership interest in Uptown Newport L.P., which will own, operate and develop the real property sold by the Company in December 2010. The Company has the option to sell its partnership interest to the developer at $2.0 million plus a 12% return, if Uptown Newport L.P obtains certain financing. The $0.4 million realizable value was derived in large part based on the Company’s estimate of the probability that the Company will be able to liquidate its investment pursuant to the terms of the sale agreement.

4. Fair Value of Certain Financial Assets and Liabilities

Level 1 financial assets and liabilities consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s cash equivalents consist primarily of funds in money market accounts, which are classified within Level 1 of the fair value hierarchy. Cash equivalents at March 30, 2012 and September 30, 2011 were $1.0 million and $23.0 million, respectively.

Level 2 financial assets and liabilities consist of inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The Company had no financial assets or liabilities classified as Level 2 as of March 30, 2012 or September 30, 2011.

Level 3 financial assets and liabilities consist of inputs that are both significant to the fair value measurement and unobservable, and consist of the Company’s warrant to purchase approximately 6.1 million shares of Mindspeed common stock. The warrant was valued using the Black-Scholes-Merton valuation model (see Note 5). The fair value of the Mindspeed warrant was $0.8 million and $1.7 million as of March 30, 2012 and September 30, 2011, respectively.

The fair value of other financial instruments, which consists of the Company’s 11.25% senior secured notes due 2015, was $190.8 million as of March 30, 2012. The fair value of the 11.25% senior secured notes is based on an indicative bid price provided by the underwriter of the senior secured notes, and was 109.0% and 112.0% of par as of March 30, 2012 and September 30, 2011, respectively.

There were no reclassification of investments between levels during the six fiscal months ended March 30, 2012. Other than the unrealized gains and losses related to the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock, there were no significant realized or unrealized gains as of or during the six month period ended March 31, 2012.

5. Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	Successor
	March 30, 2012	September 30, 2011
Work-in-process	$4,314	$7,973
Finished goods	2,272	4,720

Total inventories	$6,586	$12,693

Net inventory includes a step-up to fair value recorded in connection with the Merger of $0.6 million and $1.2 million, as of March 30, 2012 and September 30, 2011, respectively. Work-in-process consists of completed wafers, probed die, and product in assembly and product in test which has not been completed as of the balance sheet date.

Goodwill and Purchased Intangible Assets

Intangible assets consist of the following (in thousands):

	Successor
	March 30, 2012						September 30, 2011
	Weighted Average Life (yrs)	Gross Carrying Amount	Transfers	Accumulated Amortization	Impairment	Book Value	Gross Carrying Amount	Transfers	Accumulated Amortization	Impairment	Book Value
Intangible assets subject to amortization:
Customer relationships	7.0	$31,172	$—	$(8,323)	$(15,449)	$7,400	$50,300	$—	$(4,682)	$(19,128)	$26,490
Backlog	0.5	4,200	—	(4,200)	—	$—	4,200	—	(4,200)	—	—
Patents	8.3	2,900	—	(332)	—	$2,568	2,900	—	(158)	—	2,742
R&D assets	3.8	892	2,376	(242)	—	$3,026	—	892	(54)	—	838
Non-compete agreement	1.0	100	—	(95)	—	5	100	—	(45)	—	55

		$39,264	$2,376	$(13,192)	$(15,449)	$12,999	$57,500	$892	$(9,139)	$(19,128)	$30,125

Intangible assets not subject to amortization:
In-process research and development		26,850	(2,376)		(6,812)	17,662	46,000	(892)		(18,258)	26,850
Trade name and trademarks		11,450	—		(1,090)	10,360	15,100	—		(3,650)	11,450

		$38,300	$(2,376)		$(7,902)	$28,022	$61,100	$(892)		$(21,908)	$38,300

Intangible assets are amortized over their estimated useful lives either on a straight-line or accelerated basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized. Useful lives range from approximately six months to eight years, with no residual value. During the Successor fiscal quarter and six fiscal months ended March 30, 2012 the Company recognized intangible amortization expense of $2.0 million and $4.1 million, respectively. During the Predecessor fiscal quarter and six fiscal months ended April 1, 2011 the Company recognized intangible amortization expense of $0.3 and $0.6 million, respectively.

Intangible assets are amortized over a weighted-average remaining period of approximately 5.9 years. Annual amortization expense is expected to be as follows as of March 30, 2012 (in thousands):

	Fiscal Year
	2012	2013	2014	2015	2016	Thereafter
Amortization expense	$2,525	$2,882	$2,449	$1,738	$1,391	$2,014

Acquired IPR&D intangible assets consist of projects in the Company’s audio, imaging and video product lines. All of the projects were in the development phase and were incomplete at the Merger date. If the IPR&D projects reach technological feasibility they will be amortized over their remaining estimated useful lives, typically the period over which shipments are forecast to occur, or, if they do not reach technological feasibility their cost will be charged to expense. In the second fiscal quarter ended March 30, 2012, one imaging project reached technological feasibility and was transferred to R&D assets. The fair value of the project was determined to be $1.9 million, amortizable over the life of the product, which is estimated to be approximately five years. The remaining IPR&D projects have yet to reach technological feasibility.

During the second quarter of fiscal 2012, the Company determined that indicators of impairment existed based on two factors: (1) its operating results for the fiscal quarter ended March 30, 2012 and (2) decreases in sales forecasts for future periods. As a result of these indicators of impairment, the Company tested its amortizable intangible assets by comparing the sum of the undiscounted cash flows related to customer relationship, patent and R&D intangible assets to their respective carrying values as of March 30, 2012. The sum of undiscounted cash flows related to the customer relationships intangible asset was less than its carrying value. As a result the Company recorded an impairment charge of $15.4 million which represented the difference between its fair value and its carrying value as of March 30, 2012. The sum of undiscounted cash flows related to the patent and R&D intangible assets was greater than their carrying value as of March 30, 2012. As a result, the Company did not record any impairment charge on the patent and R&D intangible assets as of March 30, 2012.

The Company tested its indefinite-lived intangible assets for impairment by comparing the fair value of the indefinite-lived intangible assets to their carrying amounts. The fair value of the IPR&D intangible asset was determined based on a discounted cash flow model using the revised sales forecast for each project that continued to be classified as IPR&D as of March 30, 2012. Based on this, the Company determined that the fair value of the IPR&D intangible asset was less than the carrying amount of the IPR&D intangible asset as of March 30, 2012, resulting in an impairment charge of $6.0 million.

An IPR&D project completed in the fiscal quarter ended March 30, 2012 had a fair value of $1.9 million compared with the historical carrying value of the project in IPR&D of $2.8 million as of March 30, 2012. This resulted in an impairment charge of $0.9 million. The fair value of the trade name and trademarks intangible asset, based on a discounted cash flow model using the revised sales forecast was less than the carrying amount of trade name and trademarks which resulted in an impairment charge of $1.1 million.

As a result of these indicators of impairment described above, the Company recorded a goodwill impairment charge of $31.5 million in the fiscal quarter ended March 30, 2012 representing the excess of goodwill over the implied fair value of goodwill calculated as of March 30, 2012.

There was no change in the carrying amount of goodwill during the Predecessor fiscal quarter ended April 1, 2011.

Mindspeed Warrant

The Company has a warrant to purchase approximately 6.1 million shares of Mindspeed common stock. The warrant expires in June 2013. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other expense, net in each period presented. The warrant was valued at March 30, 2012 and September 30, 2011 with the Black-Scholes-Merton valuation model using the following inputs:

	Successor
	March 30, 2012	September 30, 2011
Exercise price	$16.74	$16.74
Fair market value of Mindspeed stock	$6.37	$5.20
Expected life (years)	1.25	1.75
Expected volatility	53%	64%
Risk-free rate	0.23%	0.22%
Dividend yield	—	—

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

At March 30, 2012 and September 30, 2011, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $0.8 million and $1.7 million, respectively. The aggregate fair value of the warrant is reflected as a long-term asset on the accompanying consolidated balance sheets because the Company does not intend to liquidate any portion of the warrant in the next twelve months.

Debt

	March 30, 2012	September 30, 2011
Long-term debt:
11.25% senior secured notes due March 2015, including premium of $15,800 and $18,121	$190,800	$193,121

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

As a result of the Merger, the Company was required to make a change of control offer (the “Offer”) on May 27, 2011, to repurchase the senior notes at a repurchase price equal to 101% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date. If all holders of the senior notes had accepted the Offer, the Company would have been obligated to repurchase the senior notes for an aggregate of $176.75 million plus accrued and unpaid interest. The Offer expired on June 29, 2011 and was not extended by the Company. No senior notes were tendered by their holders pursuant to the Offer. At the date of the Merger, the senior notes were valued at 111.50% of par or $195.1 million resulting in a premium of $20.1 million. Interest expense on the senior notes for the Successor fiscal quarter and six fiscal months ended March 30, 2012 was $3.8 million and $7.6 million, respectively, which includes $1.2 million and $2.3 million, respectively, of premium amortization. Interest expense on the senior notes in the Predecessor fiscal quarter and six fiscal months ended April 1, 2011 was $5.2 million and $10.5 million, respectively, which included $0.1 million and $0.2 million, respectively, of discount amortization.

4.00% convertible subordinated notes due March 2026 — In March 2006, the Company issued $200.0 million principal amount of convertible notes (the “convertible notes”) and, in May 2006, the initial purchaser of the convertible notes exercised its option to purchase an additional $50.0 million principal amount of the convertible notes. Total proceeds to the Company from these issuances, net of issuance costs, were $243.6 million. The convertible notes were general unsecured obligations of the Company. Interest on the convertible notes was payable in arrears semiannually on March 1 and September 1 of each year, beginning on September 1, 2006. The convertible notes were convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $49.20 per share, subject to adjustment for certain events. Upon conversion, the Company had the right to deliver cash in lieu of common stock or a combination of cash and common stock. Beginning on March 1, 2011, the convertible notes could be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders could require the Company to repurchase, for cash, all or part of their convertible notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest. The Company redeemed the remaining $l1.2 million of convertible notes with cash when they matured on March 1, 2011. Interest expense on the convertible notes for the Predecessor fiscal quarter and six fiscal months ended April 1, 2011 was $0.2 million and $0.4 million, respectively, which included $0.1 million and $0.2 million, respectively, of debt discount amortization. The Company has no remaining obligations under the convertible notes.

Accounts Receivable Financing Facility — Effective on the date of the Merger, the Company’s credit facility with a bank was terminated. No amounts were due under the facility at the termination date.

6. Commitments and Contingencies

Legal Matters

Certain claims have been asserted against the Company, including claims alleging the use of the intellectual property rights of others in certain of the Company’s products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the adjudication of such claims through arbitration or litigation. At this time, it is not possible to assess the outcome of the lawsuits and any losses are not reasonably estimable, therefore the Company cannot assess the impact, if any, on the consolidated financial statements. Some of the lawsuits, claims or proceedings may be disposed of unfavorably for the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted in such a case. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Additionally, any significant litigation award or settlement payment could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters that are pending or asserted management believes that the disposition of such matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Guarantees and Indemnities

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

The durations of the Company’s guarantees and indemnities vary, and in many cases are indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets as they are not estimated to be material. Product warranty costs and the Company’s accrual for such costs are not significant. We have other outstanding letters of credit collateralized by restricted cash aggregating $4.9 million, as of March 30, 2012, to secure various long-term operating leases and our self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.

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

Conexant Holdings maintains the Plan, under which it has reserved 25.0 million shares for issuance. Awards issued to employees of Conexant under the Plan are settled in shares of Class A Common Stock of Conexant Holdings (the “Class A Common Stock”). All awards granted since the inception of the Plan are service-based awards. Since Conexant’s employees are the beneficiaries of the stock options granted under the Plan, expense for the stock options is recorded in the financial statements of Conexant. As of March 30, 2012, approximately 12.3 million shares of the Class A Common Stock are available for grant under the Plan.

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

A summary of stock option activity is as follows (shares in thousands):

	Successor
	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2011	12,803	$3.21
Granted	—	—
Exercised	—	—
Forfeited	(71)	3.21

Outstanding, March 30, 2012	12,732	3.21

Shares vested and expected to vest, March 30, 2012	11,468	3.21

Exercisable, March 30, 2012	—	$—

Expense recorded for stock options issued under the Plan in the Successor fiscal quarter and six fiscal months ended March 30, 2012 was less than $1,000. At March 30, 2012, the total unrecognized fair value compensation cost related to non-vested stock options was less than $5,000 which is expected to be recognized over a remaining period of approximately 4.5 years. The weighted average remaining contractual term of the options outstanding is approximately 9.50 years.

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

The following Predecessor disclosures regarding stock-based awards are for the fiscal quarter and six fiscal months ended April 1, 2011.

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

During the Predecessor fiscal quarter and six fiscal months ended April 1, 2011 the Company recognized stock-based compensation expense for stock options of $43,000 and $98,000, respectively, in its consolidated statements of operations.

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

During the Predecessor fiscal quarter and six fiscal months ended April 1, 2011, the Company recognized stock-based compensation expense of $1.7 million and $3.6 million, respectively, related to RSU awards. The total fair value of RSU awards vested in the Predecessor fiscal quarter ended April 1, 2011 was $0.4 million.

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

Employee Stock Purchase Plan

The Company’s ESPP allowed eligible employees to purchase shares of the Company’s common stock at nine-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. Under the ESPP, employees could authorize the Company to withhold up to 15% of their compensation for each pay period, up to a maximum annual amount of $25,000, to purchase shares under the plan, subject to certain limitations, and employees were limited to the purchase of 600 shares per offering period. Offering periods generally commenced on the first trading day of February and August of each year and were generally nine months in duration, but could be terminated earlier under certain circumstances. The ESPP was suspended effective January 1, 2011. The final purchase under the ESPP was for the offering period ending on January 31, 2011, under which 53,000 shares were purchased by employees. During the Predecessor fiscal quarter and six fiscal months ended April 1, 2011, the Company recognized stock-based compensation expense for the ESPP of $9,000 and $33,000, respectively, in its consolidated statements of operations.

8. Income Taxes

The Company recorded a tax benefit of $9.3 million for the Successor fiscal quarter ended March 30, 2012 primarily reflecting a $9.3 million decrease in deferred tax liability resulting from the impairment of the tax basis of indefinite-lived intangible assets and goodwill. The Company recorded a tax benefit of $9.0 million for the six fiscal months ended March 30, 2012 primarily reflecting a $6.5 million net decrease in deferred tax liability resulting from the impairment of the tax basis of indefinite-lived intangible assets and goodwill offset by amortization of the tax basis of indefinite-lived intangible assets and goodwill and $2.5 million release of estimated reserves for uncertain tax positions. The Company recorded a tax provision of $0.3 million and $0.4 million, respectively, for the Predecessor fiscal quarter and six fiscal months ended April 1, 2011, primarily reflecting income taxes imposed on the Company’s foreign subsidiaries.

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

In the fiscal quarter ended March 30, 2012, the Company determined that it was not in its best interest to elect under Section 338 of the Internal Revenue Code to treat the Merger as if it were an asset purchase for federal income tax purposes. There was no impact on the Company’s financial position and results of operations and cash flows of electing not to make the Section 338 election.

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

10. Asset Impairments

During the second quarter of fiscal 2012, the Company determined that indicators of impairment existed based on two factors: (1) its operating results for the fiscal quarter ended March 30, 2012 and (2) decreases in sales forecasts for future periods. As a result of these indicators of impairment, the Company tested its amortizable intangible assets by comparing the sum of the undiscounted cash flows related to customer relationship, patent and R&D intangible assets to their respective carrying values as of March 30, 2012. The sum of undiscounted cash flows related to the customer relationships intangible asset was less than its carrying value. As a result the Company recorded an impairment charge of $15.4 million which represented the difference between its fair value and its carrying value as of March 30, 2012. The sum of undiscounted cash flows related to the patent and R&D intangible assets was greater than their carrying value as of March 30, 2012. As a result, the Company did not record any impairment charge on the patent and R&D intangible assets as of March 30, 2012.

The Company tested its indefinite-lived intangible assets for impairment by comparing the fair value of the indefinite-lived intangible assets to their carrying amounts. The fair value of the IPR&D intangible asset was determined based on a discounted cash flow model using the revised sales forecast for each project that continued to be classified as IPR&D as of March 30, 2012. Based on this, the C ompany determined that the fair value of the IPR&D intangible asset was less than the carrying amount of the IPR&D intangible asset as of March 30, 2012, resulting in an impairment charge of $6.0 million.

An IPR&D project completed in the fiscal quarter ended March 30, 2012 had a fair value of $1.9 million compared with the historical carrying value of the project in IPR&D of $2.8 million as of March 30, 2012. This resulted in an impairment charge of $0.9 million. The fair value of the trade name and trademarks intangible asset, based on a discounted cash flow model using the revised sales forecast was less than the carrying amount of trade name and trademarks which resulted in an impairment charge of $1.1 million.

As a result of these indicators of impairment described above, the Company recorded a goodwill impairment charge of $31.5 million in the fiscal quarter ended March 30, 2012 representing the excess of goodwill over the implied fair value of goodwill calculated as of March 30, 2012.

There were no asset impairments recorded during the Predecessor fiscal quarter and six fiscal months ended April 1, 2011.

11. Special Charges

Special charges consist of the following (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Fiscal Quarter Ended March 30 2012	Fiscal Quarter Ended April 1 2011	Six Fiscal Months Ended March 30 2012	Six Fiscal Months Ended April 1 2011
Severance charges	$76	$879	$1,839	$2,783
Merger transaction (credits) charges	(88)	11,570	—	11,570
Environmental remediation charges	180	145	217	145
Lease impairment charges	286	38	157	80
Restructuring (credits) charges	(323)	316	(537)	652

	$131	$12,948	$1,676	$15,230

For the Successor fiscal quarter ended March 30, 2012, special charges consisted primarily of a $0.3 million increase in the liability for impaired leases due to increases in projected expenses and a reduction in sub-tenant income, $0.2 million of charges for certain environmental matters and $0.1 million of severance charges resulting from a reduction in headcount after the Merger, offset by a $0.3 million reduction of restructuring liability due to a reduction of projected expenses and increases in sub-tenant income and a $0.1 million reduction of legal costs related to the Merger. For the Predecessor fiscal quarter ended April 1, 2011, special charges consisted primarily of $11.6 million for merger transaction charges, including payment of a $7.7 million fee for termination of the agreement with Standard Microsystems Corporation (“SMSC Agreement”) and $3.9 million of financial advisory, legal and other fees related to the terminated merger with SMSC and the Merger, $0.9 million of severance charges resulting from certain reductions in headcount, $0.3 million for restructuring charges related to accretion of lease liability and $0.1 million of charges for certain environmental matters.

For the Successor six fiscal months ended March 30, 2012, special charges consisted primarily of $1.8 million of severance charges resulting from a reduction in headcount after the Merger, $0.2 million of charges for certain environmental matters and a $0.2 million increase in the liability for impaired leases due to increases in projected expenses and a reduction in sub-tenant income, offset by a $0.5 million reduction of restructuring liability due to reduction of projected expenses and increases in sub-tenant income. For the Predecessor six fiscal months ended April 1, 2011, special charges consisted primarily of $11.6 million for merger transaction charges, including payment of a $7.7 million fee for termination of the SMSC Agreement and $3.9 million of financial advisory, legal and other fees related to the terminated merger with SMSC and the Merger, $2.8 million of severance charges resulting from certain reductions in headcount, $0.7 million increase in restructuring liability due to accretion of lease liability and $0.1 million of charges for certain environmental matters.

Restructuring Charges

The Company has implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.

Restructuring Accruals — As of March 30, 2012, the Company has remaining restructuring accruals of $28.2 million, which consist of impaired facility leases. Of the $28.2 million of restructuring accruals at March 30, 2012, $4.4 million is included in other current liabilities and $23.8 million is included in other non-current liabilities in the accompanying consolidated balance sheet. The Company expects to pay the obligations for the non-cancelable leases and other commitments over their respective terms, which expire at various dates through fiscal 2021. The Company’s accrued liabilities at March 30, 2012 include the net present value of the future lease obligations of $46.7 million, net of contracted sublease income of $13.7 million, and projected sublease income of $4.8 million. The facility charges were determined in accordance with the accounting guidance for costs associated with exit or disposal activities. As a result, the Company recorded the net present value of the future lease obligations and will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases.

Fiscal 2008 Restructuring Actions — During fiscal 2008, the Company announced its decision to discontinue investments in standalone wireless networking solutions and other product areas. Charges to expense in the Successor fiscal quarter ended March 30, 2012 consist of accretion of lease liability on restructured facilities under non-cancelable leases.

Activity and liability balances recorded as part of the Fiscal 2008 restructuring actions through March 30, 2012 were as follows (in thousands):

Facility and Other
Restructuring balance, September 30, 2011	39
Charged to costs and expenses	10
Cash payments	(37)

Restructuring balance, March 30, 2012	$12

Fiscal 2007 Restructuring Actions — During fiscal 2007, the Company announced several facility closures and workforce reductions. In total, the Company notified approximately 670 employees of their involuntary termination. Charges to expense in the Successor fiscal quarter ended March 30, 2012 consist of $0.4 million accretion of lease liability on restructured facilities under non-cancelable leases offset by $0.2 million net credits due to lower projected expense and higher sub-tenant rent income. Accretion and other expense of $0.4 million related to the Company’s discontinued BMP business was included in discontinued operations.

Activity and liability balances recorded as part of the Fiscal 2007 restructuring actions through March 30, 2012 were as follows (in thousands):

Facility and Other
Restructuring balance, September 30, 2011	19,999
Charged to costs and expenses	382
Cash payments	(1,887)

Restructuring balance, March 30, 2012	$18,494

Fiscal 2006 and 2005 Restructuring Actions — During fiscal years 2006 and 2005, the Company announced operating site closures and workforce reductions. In total, the Company notified approximately 385 employees of their involuntary termination. Charges to expense in the Successor fiscal quarter ended March 30, 2012 consist of $0.1 million expense from accretion of lease liability on restructured facilities under non-cancelable leases.

Activity and liability balances recorded as part of the Fiscal 2006 and 2005 restructuring actions through March 30, 2012 were as follows (in thousands):

Facility and Other
Restructuring balance, September 30, 2011	10,972
Charged to costs and expenses	(32)
Cash payments	(1,221)

Restructuring balance, March 30, 2012	$9,719

12. Other (Income) expense, net

Other expense, net consists of the following (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Fiscal Quarter Ended March 30 2012	Fiscal Quarter Ended April 1 2011	Six Fiscal Months Ended March 30 2012	Six Fiscal Months Ended April 1 2011
Investment and interest income	$(29)	$(80)	$(65)	$(146)
Gain on sale of investments	—	—	—	(1,393)
Loss on escrow receivable	—	—	57	—
(Increase) decrease in the fair value of derivative instruments	(240)	(1,497)	928	5,779
Other	153	371	(86)	405

Other (income) expense, net	$(116)	$(1,206)	$834	$4,645

Other income, net of $0.1 million during the Successor fiscal quarter ended March 30, 2012 primarily consisted of a $0.2 million increase in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock. Other income of $1.2 million, net during the Predecessor fiscal quarter ended April 1, 2011 primarily consisted of a $1.5 million increase in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock.

Other expense, net of $0.8 million during the Successor six fiscal months ended March 30, 2012 primarily consisted of a $0.9 million decrease in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock. Other expense, net of $4.6 million, during the Predecessor six fiscal months ended April 1, 2011 primarily consisted of a $5.8 million decrease in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock, partially offset by a $1.4 million gain on sale of equity investments.

13. Related Party Transactions

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

Following completion of the Merger, Conexant Holdings adopted the Plan. Stock option awards issued to employees of the Company under the Plan are settled in shares of the Class A Common Stock. Since the Company’s employees are the beneficiaries of the stock options granted under the Plan, expense for the stock options is recorded in the Company’s financial statements. As of March 30, 2012, a total of 12,732,500 options have been granted and are outstanding pursuant to the Plan.

Mindspeed Technologies, Inc. (Mindspeed)

In the Predecessor period October 2, 2010 through April 1, 2011, one member of the Company’s Board of Directors also served on the Board of Mindspeed. At the consummation of the Merger all of the Company’s board members resigned. As of March 30, 2012 and September 30, 2011, the Company held a warrant to purchase 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share exercisable through June 2013. No amounts were due to or receivable from Mindspeed at March 30, 2012 or September 30, 2011.

14. Geographic Information

Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Fiscal Quarter Ended March 30 2012	Fiscal Quarter Ended April 1 2011	Six Fiscal Months Ended March 30 2012	Six Fiscal Months Ended April 1 2011
United States	$621	$2,284	$1,770	$5,201
Other Americas	241	224	388	698

Total Americas	862	2,508	2,158	5,899
China	20,401	25,118	41,040	51,180
Taiwan	1,906	5,253	5,386	9,517
Asia-Pacific	9,536	9,834	18,095	21,873

Total Asia-Pacific	31,843	40,205	64,521	82,570

Europe, Middle East and Africa	599	416	1,328	770

	$33,304	$43,129	$68,007	$89,239

The Company believes that a portion of the products sold to original equipment manufacturers (“OEMs”) and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. One distributor accounted for 21% and 16% of net revenues for the Successor fiscal quarter ended March 30, 2012 and the Predecessor fiscal quarter ended April 1, 2011, respectively, and 18% and 14% for the Successor six fiscal months ended March 30, 2012 and Predecessor six fiscal months ended April 1, 2011, respectively. Sales to the Company’s twenty largest customers represented approximately 91% and 90% of total revenues for both the Successor fiscal quarter ended March 30, 2012 and the Predecessor fiscal quarter ended April 1, 2011, respectively, and 90% and 89% for the Successor six fiscal months ended March 30, 2012 and Predecessor six fiscal months ended April 1, 2011, respectively.

Long-lived assets consist of property, plant and equipment and certain other long-term assets. Long-lived assets by geographic area were as follows (in thousands):

	March 30, 2012	September 30, 2011
United States	$19,663	$22,705
India	858	940
China	254	323
Asia-Pacific	471	607

	$21,246	$24,575

The following have been excluded from the geographic presentation of long-lived assets above as of March 30, 2012 and September 30, 2011, respectively: goodwill totaling and $192.0 million and $223.1 million; intangible assets totaling $41.0 million and $68.4 million, respectively, the Mindspeed warrant totaling $0.8 million and $1.7 million, respectively and deferred taxes of $1.6 million and $1.3 million, respectively. Other than deferred taxes, these items are located in the United States and disclosed separately.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our liquidity, including our ability to restructure our long term debt and obtain additional borrowings, (2) revenue levels, including the commercial success of our design activities and new products, (3) our operating cash flow, (4) our research and development efforts, (5) our gross profit and breakeven revenue level and factors that affect gross profit and the breakeven revenue level, (6) our the ability to sell non-core assets or business units, (7) our level of operating expenses, (8) our customers, partners and suppliers, (9) our the ability to sell equity securities, and (10) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Risk Factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Overview

We design, develop and sell semiconductor system solutions, comprised of semiconductor devices, software and reference designs, for imaging, audio, embedded-modem, and video applications. These solutions include a comprehensive portfolio of imaging solutions for multifunction printers (MFPs), fax platforms, and interactive display appliance market segments. Our audio solutions include high-definition (HD) audio integrated circuits, HD audio codecs, speakers-on-a-chip solutions for personal computers, PC peripheral sound systems, audio subsystems, speakers, notebook docking stations, voice-over-IP speakerphones, USB headsets supporting Microsoft Office Communicator and Skype, and audio-enabled surveillance applications. We also offer a full suite of embedded-modem solutions for set-top boxes, point-of-sale systems, home automation and security systems, and desktop and notebook PCs. Additional products include decoders and media bridges for video surveillance, security and monitoring applications, and system solutions for analog video-based multimedia applications.

The operating results for the Predecessor fiscal quarter and six fiscal months ended April 1, 2011 have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Merger, defined below, and may not be predictive of future results of operations.

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

$15,473

We have continuing involvement with the property related to groundwater and soil remediation, and therefore at the time of the sale deferred the gain of $6.9 million on the monetary portion of the proceeds of the transaction, net of transaction costs of $0.4 million. The deferred gain was eliminated in the Merger purchase price allocation. Responsibility for soil remediation was transferred to Uptown Newport L.P. but we retained certain obligations to assist in the soil remediation process for up to five years (or earlier under certain circumstances set forth in the agreement between the parties). Responsibility for groundwater remediation remains with us. We have accrued $3.8 million of reserves as of March 30, 2012 based on our best estimate of remaining remediation costs, of which $2.7 million is classified in long-term other liabilities. The reserve for remediation costs is recorded at its undiscounted value because the amount and timing of cash payments are not fixed or reliably determinable.

We retained an approximately 7.5% limited partnership interest in the property with a value of $0.4 million at the Merger date and as of March 30, 2012. The limited partnership interest holds its limited partnership interest in Uptown Newport L.P., which will own, operate and develop the real property sold by us in December 2010. We have the option to sell its partnership interest to the developer at $2.0 million plus a 12% return, if Uptown Newport L.P obtains certain financing. The $0.4 million estimated realizable value was derived in large part based on our estimate of the probability that we will be able to liquidate its investment pursuant to the terms of the sale agreement.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with US GAAP, which require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 27 through 39 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which was filed with the SEC on December 29, 2011. Management believes that at March 30, 2012 there has been no material change to this information.

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

Our net revenues decreased 23% to $33.3 million in the Successor fiscal quarter ended March 30, 2012 from $43.1 million in the Predecessor fiscal quarter ended April 1, 2011. The decrease in net revenues was driven by a 31% decrease in unit volume shipments in modems, imaging, video and wireless, primarily driven by the overall weakness in the semiconductor industry, which was partially offset by higher audio volume and an increase in ASPs in the modem, imaging and wireless product line.

Our net revenues decreased 24% to $68.0 million in the Successor six fiscal months ended March 30, 2012 from $89.2 million in the Predecessor six fiscal months ended April 1, 2011. The decrease in net revenues was driven by a 21% decrease in ASPs and a 3% decrease in unit volume shipments. The pricing decrease between the six fiscal months ended March 30, 2012 and the six fiscal months ended April 1, 2011 was attributable to a change in product mix, along with a pricing decrease in our audio solutions. The volume decrease between the six fiscal months ended March 30, 2012 and the six fiscal months ended April 1, 2011 was driven by a decrease in legacy product unit shipments, including our computer modems, modems for digital television platforms in Japan, and wireless solutions, along with declines in our imaging solutions.

We remain focused on capturing higher market share for our existing products and delivering new and innovative solutions for audio, video and imaging applications.

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

Our gross margin percentage was 56% for both the Successor fiscal quarter ended March 30, 2012 and the Predecessor fiscal quarter ended April 1, 2011. Cost of goods sold in the Successor fiscal quarter ended March 30, 2012 includes a $0.3 million sell-off of fair value applied to inventory as part of the purchase price allocated in connection with the Merger. Excluding the inventory purchase price fair value, our gross margin percentage for the Successor fiscal quarter ended March 30, 2012 was 57%. The 1% increase in gross margin percentage was due to overall improved product and customer mix combined with cost reductions.

Our gross margin percentage was 58% for both the Successor six fiscal months ended March 30, 2012 and the Predecessor six fiscal months ended April 2, 2010. Cost of goods sold in the Successor six fiscal months ended March 30, 2012 includes a $0.6 million sell-off of fair value applied to inventory as part of the purchase price allocated in connection with the Merger. Excluding the inventory purchase price fair value, our gross margin percentage for the Successor six fiscal months ended March 30, 2012 was 59%. The 1% increase in gross margin percentage was due to overall improved product and customer mix combined with cost reductions.

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

R&D expense decreased $2.5 million, or 17%, in the Successor fiscal quarter ended March 30, 2012 compared to the Predecessor fiscal quarter ended April 1, 2011. The decrease is primarily due to a 24% decrease in headcount.

R&D expense decreased $3.3 million, or 11.8%, in the Successor six fiscal months ended March 30, 2012 compared to the six Predecessor fiscal months ended April 1, 2011. The decrease is primarily due to a 24% decrease in headcount.

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

SG&A expense decreased $3.6 million, or 33%, in the Successor fiscal quarter ended March 30, 2012 compared to the Predecessor fiscal quarter ended April 1, 2011. The decrease is primarily due to a 20% decrease in headcount and lower expense for professional services.

SG&A expense decreased $7.0 million, or 31%, in the Successor six fiscal months ended March 30, 2012 compared to the Predecessor six fiscal months ended April 1, 2011. The decrease is primarily due to a 20% decrease in headcount and lower expense for professional services.

Amortization of Intangible Assets

Intangible assets subject to amortization as of March 30, 2012 were $13.0 million and are being amortized over a weighted-average remaining period of approximately 5.9 years.

Amortization expense increased to $2.0 million in the Successor fiscal quarter ended March 30, 2012 compared to $0.3 million in the Predecessor fiscal quarter ended April 1, 2011, respectively. The increase is due to assets recorded in connection with the Merger.

Amortization expense increased to $4.1 million in the Successor six fiscal months ended March 30, 2012 compared to $0.1 million in the Predecessor six fiscal months ended April 1, 2011, respectively. The increase is due to assets recorded in connection with the Merger.

Gain on Sale of Intellectual Property

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

Asset Impairments

During the second quarter of fiscal 2012, we determined that indicators of impairment existed based on two factors: (1) our operating results for the fiscal quarter ended March 30, 2012 and (2) decreases in sales forecasts for future periods. As a result of these indicators of impairment, we tested our amortizable intangible assets by comparing the sum of the undiscounted cash flows related to customer relationship, patent and R&D intangible assets to their respective carrying values as of March 30, 2012. The sum of undiscounted cash flows related to the customer relationships intangible asset was less than its carrying value. As a result we recorded an impairment charge of $15.4 million which represented the difference between its fair value and its carrying value as of March 30, 2012. The sum of undiscounted cash flows related to the patent and R&D intangible assets was greater than their carrying value as of March 30, 2012. As a result, we did not record any impairment charge on the patent and R&D intangible assets as of March 30, 2012.

We tested our indefinite-lived intangible assets for impairment by comparing the fair value of the indefinite-lived intangible assets to their carrying amounts. The fair value of the IPR&D intangible asset was determined based on a discounted cash flow model using the revised sales forecast for each project that continued to be classified as IPR&D as of March 30, 2012. Based on this, we determined that the fair value of the IPR&D intangible asset was less than the carrying amount of the IPR&D intangible asset as of March 30, 2012, resulting in an impairment charge of $6.0 million.

An IPR&D project completed in the fiscal quarter ended March 30, 2012 had a fair value of $1.9 million compared with the historical carrying value of the project in IPR&D of $2.8 million as of March 30, 2012. This resulted in an impairment charge of $0.9 million. The fair value of the trade name and trademarks intangible asset, based on a discounted cash flow model using the revised sales forecast was less than the carrying amount of trade name and trademarks which resulted in an impairment charge of $1.1 million.

As a result of these indicators of impairment described above, we recorded a goodwill impairment charge of $31.5 million in the fiscal quarter ended March 30, 2012 representing the excess of goodwill over the implied fair value of goodwill calculated as of March 30, 2012.

There were no asset impairments recorded during the Predecessor fiscal quarter and six fiscal months ended April 1, 2011.

Special Charges

For the Successor fiscal quarter ended March 30, 2012, special charges consisted primarily of $0.3 million increase in the liability for impaired leases due to increases in projected expenses and reduction in sub-tenant income, $0.2 million of charges for certain environmental matters and $0.1 million of severance charges resulting from reduction in headcount after the Merger, offset by $0.3 million reduction of restructuring liability due to reduction of projected expenses and increases in sub-tenant income and $0.1 million reduction of legal costs related to the Merger. For the Predecessor fiscal quarter ended April 1, 2011, special charges consisted primarily of $11.6 million for merger transaction charges, including payment of a $7.7 million fee for termination of the SMSC Agreement and $3.9 million of financial advisory, legal and other fees related to the terminated merger with SMSC and the Merger, $0.9 million of severance charges resulting from certain reduction in headcount, $0.3 million for restructuring charges related to accretion of lease liability and $0.1 million of charges for certain environmental matters.

For the Successor six fiscal months ended March 30, 2012, special charges consisted primarily of $1.8 million of severance charges resulting from reductions in headcount after the Merger, $0.2 million of charges for certain environmental matters and a $0.2 million increase in the liability for impaired leases due to increases in projected expenses and a reduction in sub-tenant income, offset by a $0.5 million reduction of restructuring liability due to reduction of projected expenses and increases in sub-tenant income. For the Predecessor six fiscal months ended April 1, 2011, special charges consisted primarily of $11.6 million for merger transaction charges, including payment of a $7.7 million fee for termination of the SMSC Agreement and $3.9 million of financial advisory, legal and other fees related to the terminated merger with SMSC and the Merger, $2.8 million of severance charges resulting from certain reductions in headcount, a $0.7 million increase in restructuring liability due to accretion of lease liability and $0.1 million of charges for certain environmental matters.

Interest Expense

Interest expense decreased $1.7 million to $3.8 million in the Successor fiscal quarter ended March 30, 2012 from $5.5 million in the Predecessor fiscal quarter ended April 1, 2011. The decrease is primarily attributable to $1.2 million amortization of the $20.1 million debt premium on our 11.25% senior secured notes recorded at the Merger date. Interest expense in the Predecessor fiscal quarter ended April 1, 2011 includes interest and debt discount expense on the convertible notes of $0.2 million.

Interest expense decreased $3.6 million to $7.6 million in the Successor six fiscal months ended March 30, 2012 from $11.2 million in the Predecessor six fiscal months ended April 1, 2011. The decrease is primarily attributable to a $2.3 million amortization of the $20.1 million debt premium on the Company’s 11.25% senior secured notes recorded at the Merger date. Interest expense in the Predecessor six fiscal months ended April 1, 2011 includes interest and debt discount expense on the convertible notes of $0.4 million.

Other (Income) Expense, net

Other income, net of $0.1 million during the Successor fiscal quarter ended March 30, 2012 primarily consisted of a $0.2 million increase in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock. Other (income), net of $1.2 million during the Predecessor fiscal quarter ended April 1, 2011 primarily consisted of a $1.5 million increase in the fair value of our warrant to purchase 6.1 million shares of Mindspeed common stock.

Other expense, net of $0.8 million during the Successor six fiscal months ended March 30, 2012 primarily consisted of a $0.9 million decrease in the fair value of the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock. Other expense, net of $4.6 million during the six Predecessor fiscal months ended April 1, 2011 primarily consisted of a $5.8 million decrease in the fair value of the Mindspeed warrant partially offset by a $1.4 million gain on sale of equity investments.

Income Tax (Benefit) Provision

We recorded a tax benefit of $9.3 million for the Successor fiscal quarter ended March 30, 2012 primarily reflecting a $9.3 million decrease in deferred tax liability resulting from the impairment of the tax basis of indefinite-lived intangible assets and goodwill. We recorded a tax benefit of $9.0 million for the six fiscal months ended March 30, 2012 primarily reflecting a $6.5 million net decrease in deferred tax liability resulting from the impairment of the tax basis of indefinite-lived intangible assets and goodwill offset by amortization of the tax basis of indefinite-lived intangible assets and goodwill and $2.5 million release of estimated reserves for uncertain tax positions.

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

In the fiscal quarter ended March 30, 2012, we determined that it was not in our best interest to elect under Section 338 of the Internal Revenue Code to treat the Merger as if it were an asset purchase for federal income tax purposes. There was no impact on our financial position and results of operations and cash flows of electing not to make the Section 338 election.

Income (Loss) on Equity Method Investments

Income (loss) on equity method investments includes our share of the earnings or losses of the investments that are recorded under the equity method of accounting, as well as the gains and losses recognized on the sale of our equity method investments.

Income on equity method investments for the Successor fiscal quarter ended March 30, 2012 and the Predecessor fiscal quarter ended April 1, 2011 of $0.7 million and $0.8 million, respectively, was due to earnings on one of our equity method investments.

Loss on equity method investment for the Successor six fiscal months ended March 30, 2012 of $0.4 million was due to losses incurred on one of our equity method investments. Income on equity method investments in the Predecessor six fiscal months ended April 1, 2011 of $1.5 million was due to earnings on one of our equity method investment.

Loss from Discontinued Operations, net of tax

Loss from discontinued operations, net of tax, consists of the operating results of our discontinued BMP and BBA businesses. In the Successor fiscal quarter and six fiscal months ended March 30, 2012, loss from discontinued operations consisted of lease accretion and other expense of $0.4 million and $0.9 million, respectively, related to our discontinued BMP business. In the Predecessor fiscal quarter ended April 1, 2011, loss from discontinued operations consisted of lease accretion and other expense of $0.4 million related to our discontinued BMP business. In the Predecessor six fiscal months ended April 1, 2011, loss from discontinued operations consisted of lease accretion of $0.8 million related to our discontinued BMP business offset by credits to expense of $0.4 million, primarily tax benefits, related to our discontinued BBA business.

Liquidity and Capital Resources

Historically, we have financed our operations and capital investments through sales of equity securities, long term debt, capital and operating leases, the sale of assets, bank lines of credit and cash flows from operations. During the six months ending March 30, 2012, we consumed $13.7 million of cash. The decrease was primarily due to cash used in operating activities of $13.8 million and $0.1 million capital expenditures, offset by a $0.2 million release of restricted cash. We had cash and cash equivalents aggregating $24.3 million at March 30, 2012. Under our operating plan, we plan to finance our operations and meet our debt service requirements and capital expenditure requirements primarily through some combination of cash flows provided by operations, debt restructuring, new borrowing agreements and sales of non-core assets.

We anticipate that our existing cash resources and successful execution of our operating plan will fund operations, finance purchases of capital equipment and provide adequate working capital for at least the next twelve months. Our liquidity is affected by many factors including, among others: the ability to restructure our long term debt, including semi-annual interest payments of $9.8 million under the current indenture; the ability to secure a line of credit; the ability to sell non-core assets or business units; access to additional debt and equity financing; the level of revenue, gross profit, operating income and cash flow from operations; the conversion of design opportunities into revenue; market acceptance of existing and new products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer and supplier credit terms; spending incurred for environmental remediation; cash required to meet our financial obligations for restructured and impaired facilities; the amount and timing of research and development and other operating expenditures; the timing and expense of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of our asset portfolio; changes in operating assets and liabilities; the ability to remain in compliance with the terms of credit facilities; the ability to raise funds from the sale of assets or business units; and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital or, if so required, that such capital will be available on terms acceptable to us. Failure to execute our operating plan could adversely affect our cash flows and our ability to achieve our intended business objectives. Cash flows are as follows (in thousands):

	Successor	Predecessor
	Six Fiscal Months Ended March 30, 2012	Six Fiscal Months Ended April 1, 2011
Net cash used in operating activities	$(13,797)	$(19,938)
Net cash provided by investing activities	59	42,509
Net cash used in financing activities	—	(11,865)

Net (decrease) increase in cash and cash equivalents	$(13,738)	$10,706

Operating Activities

Cash used in operating activities was $13.8 million in the Successor six months fiscal months ended March 30, 2012 compared to $19.9 million provided by operating activities for the Predecessor six months ended April 1, 2011. Cash used in operating activities for the Successor six fiscal months ended March 30, 2012 was primarily driven by a net loss of $61.9 million and a $6.4 million decrease from changes in working capital, offset by $54.5 million of net non-cash operating expenses. Cash provided by operating activities for the Predecessor six fiscal months ended April 1, 2011 was primarily driven by a net loss of $28.5 million, offset by $7.8 million of net non-cash operating expenses and a $0.8 million increase from changes in working capital.

Investing Activities

Cash provided by investing activities was $0.1 million for the Successor six fiscal months ended March 30, 2012 compared to cash provided by investing activities of $42.5 million for the Predecessor six fiscal months ended April 1, 2011. Cash provided by investing activities for the Successor six fiscal months ended March 30, 2012 consisted primarily of release of restricted cash of $0.2 million, offset by capital expenditures of $0.1 million. Cash provided by investing activities for the Predecessor six fiscal months ended April 1, 2011 was primarily driven by proceeds from the sale of real property of $21.1 million, proceeds from the maturity of marketable securities of $20.0 million, proceeds from the sale of intellectual property of $1.3 million and proceeds from the sale of equity investments of $0.8 million, offset by capital expenditures of $0.8 million.

Financing Activities

There was no cash provided by financing activities in the Successor six fiscal months ended March 30, 2012 compared to $11.9 million used in financing activities for the Predecessor six fiscal months ended April 1, 2011. Cash used in financing activities for the Predecessor six fiscal months ended April 1, 2011 was primarily driven by the redemption of our remaining $11.2 million of outstanding 4.00% convertible subordinated notes due 2026 and employee tax paid by us in lieu of issuing restricted stock units of $0.7 million.

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

We believe that existing and new sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our operations, research and development, anticipated capital expenditures and working capital for at least the next twelve months.

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

Interest Rate Risk and Market Risk

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 30, 2012, the carrying value of our cash and cash equivalents approximated fair value.

We hold a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share through June 2013. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of March 30, 2012, a 10% decrease in the market price of Mindspeed’s common stock would result in a $0.3 million decrease in the fair value of this warrant. At March 30, 2012, the market price of Mindspeed’s common stock was $6.37 per share. During the Successor fiscal quarter ended March 30, 2012, the market price of Mindspeed’s common stock ranged from a low of $4.45 per share to a high of $7.28 per share.

Our long-term debt consists of our 11.25% senior secured notes with interest at fixed rates. The fair value of the 11.25% senior secured notes is based on an indicative bid price provided by the underwriter of the senior secured notes.

The following table shows the fair values of our financial instruments as of March 30, 2012 (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$24,318	$24,318
Mindspeed warrant	779	779
Long-term restricted cash	4,890	4,890
Long-term debt: senior secured notes	190,800	190,750

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future. At March 30, 2012, we did not have any foreign currency exchange contracts outstanding.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the Successor fiscal quarter ended March 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims in the ordinary course of our business. These claims potentially cover a variety of allegations spanning our entire business. See Note 6 of Notes to Unaudited Consolidated Financial Statements included herein for a further discussion of legal matters.

ITEM 1A. RISK FACTORS

Our business, liquidity, financial condition and results of operations can be impacted by a number of risk factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could materially and adversely affect our business, liquidity, financial condition and results of operations, which in turn could materially and adversely affect the value of our securities and our ability to repay our indebtedness. In addition, other factors that we do not anticipate, or that we do not consider significant based on currently available information, may also materially adversely affect our business, liquidity, financial condition and results of operations. Please read the other cautionary language contained elsewhere in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, please review the risk factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on December 29, 2011, as well as the following risk factor, which is intended to supplement the risk factors contained in our Annual Report.

We face a risk that capital needed for our business and to meet obligations under our long term debt will not be available when we need it.

Historically, we have financed our operations and capital investments through some combination of sales of equity securities, long term debt, capital and operating leases, the sale of assets, bank lines of credit and cash flows from operations. As of March 30, 2012, our principal sources of liquidity consisted of our cash and cash equivalents of $24.3 million, potential sales of non-core assets, possible debt restructuring alternatives, additional borrowings, sale of equity securities and operating cash flow.

During March of 2012 we assessed our business outlook. Lower expected revenues and profits caused us to impair $23.4 million of intangible assets and $31.5 million of goodwill during the fiscal quarter ending March 30, 2012. While we believe our long term prospects for growth and profitability are strong, changes in our outlook over the next twelve months have negatively impacted our liquidity. Under our operating plan, we expect to finance our operations and meet our debt service requirements and capital expenditure requirements primarily through cash flows provided by operations, debt restructuring alternatives, new borrowing agreements and sales of non-core assets.

Our liquidity is affected by many factors including, among others: our ability to restructure our long term debt, including semi-annual interest payments of $9.8 million under our current indenture; our ability to secure a line of credit; our access to additional debt and equity financing; our ability to sell non-core assets or business units; our level of revenue, our gross profit, our operating income and cash flow from operations; our conversion of design opportunities into revenue; market acceptance of existing and new products; our costs of securing access to and availability of adequate manufacturing capacity; our levels of inventories; our wafer purchase commitments; customer and supplier credit terms; spending incurred for environmental remediation; cash required to meet our financial obligations for restructured and impaired facilities; the amount and timing of research and development and other operating expenditures; the timing and expense of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of our asset portfolio; changes in operating assets and liabilities; the ability to remain in compliance with the terms of credit facilities; the ability to raise funds from the sale of assets or business units; and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital or, if so required, that such capital will be available on terms acceptable to us. If we are unable to achieve our operating plan or raise additional capital, we may be unable to achieve our intended business objectives.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.†

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.†

32	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.+

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith
+	Furnished herewith
*	These exhibits are furnished in accordance with Rule 406T of Regulation S-T. The Interactive Data Files in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any registration statement or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filings, and are not otherwise subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC.

Date: May 14, 2012	By	/s/ CARL M. MILLS
Carl M. Mills
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.†

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.†

32	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.+

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith
+	Furnished herewith
*	These exhibits are furnished in accordance with Rule 406T of Regulation S-T. The Interactive Data Files in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any registration statement or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filings, and are not otherwise subject to liability under those sections.