Form 10-Q
period 2012-06-29
CONEXANT SYSTEMS INC
filed 2012-08-13
CIK 1069353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Explanatory Note: Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 13, 2012, there were 100,000,000 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements relating to future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. These statements constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control, and which may cause results to differ materially from expectations. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, the negatives of such expressions, or the use of future tense. Examples of forward-looking statements include, but are not limited to, statements concerning:

•

our liquidity, including the cash flows required to operate our business, expected working capital requirements, our ability to restructure our long term debt, our ability to secure a line of credit, and our ability to raise funds from the sale of assets, business units or equity securities;

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

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Unaudited Consolidated Balance Sheets — June 29, 2012 (Successor) and September 30, 2011 (Successor)	3

Unaudited Consolidated Statements of Operations — Fiscal Quarter and Nine Fiscal Months Ended June 29, 2012 (Successor), Period from April 20, 2011 through July 1, 2011 (Successor), Period from April 2, 2011 through April 19, 2011 (Predecessor) and period from October 2, 2011 through April 19, 2011 (Predecessor)	4

Unaudited Consolidated Statements of Cash Flows — Nine Fiscal months Ended June 29, 2012 (Successor) and Period from April 20, 2011 through July 1, 2011 (Successor) and Period from October 2, 2010 through April 19, 2011 (Predecessor)	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 6. Exhibits	36

SIGNATURE	37

EXHIBITS
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	Successor
	June 29, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$23,309	$38,056
Receivables, net of allowance of $113 and $123 at June 29, 2012 and September 30, 2011, respectively	14,833	19,012
Inventories	6,968	12,693
Other current assets	7,162	7,569

Total current assets	52,272	77,330
Property, plant and equipment, net of accumulated depreciation of $3,957 and $1,747 at June 29, 2012 and September 30, 2011, respectively	7,961	10,792
Goodwill	191,533	223,051
Intangible assets	39,756	68,425
Other assets	13,093	16,839

Total assets	$304,615	$396,437

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$8,669	$8,367
Accrued compensation and benefits	3,616	7,909
Other current liabilities	22,413	33,674

Total current liabilities	34,698	49,950
Long-term debt	189,604	193,121
Other liabilities	53,798	56,555

Total liabilities	278,100	299,626
Commitments and contingencies (Note 6)
Shareholder’s equity:
Common stock, $0.01 par value: 200,000 shares authorized; 100,000 shares issued and outstanding at June 29, 2012 and September 30, 2011, respectively	1,000	1,000
Additional paid-in capital	202,865	202,865
Accumulated deficit	(176,417)	(107,249)
Accumulated other comprehensive (loss) income	(933)	195

Total shareholder’s equity	26,515	96,811

Total liabilities and shareholder’s equity	$304,615	$396,437

See accompanying notes to unaudited consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Successor		Predecessor	Successor		Predecessor
	Fiscal Quarter Ended June 29, 2012	Period from April 20, 2011 through July 1, 2011	Period from April 2, 2011 through April 19, 2011	Nine Fiscal Months Ended June 29, 2012	Period from April 20, 2011 through July 1, 2011	Period from October 2, 2010 through April 19, 2011
Net revenues	$33,583	$37,036	$3,872	$101,590	$37,036	$93,111
Cost of goods sold	13,030	33,357	2,233	41,570	33,357	39,849

Gross margin	20,553	3,679	1,639	60,020	3,679	53,262

Operating expenses:
Research and development	11,387	11,556	2,822	36,167	11,556	30,932
Selling, general and administrative	7,471	7,527	1,867	22,787	7,527	24,155
Amortization of intangible assets	1,266	4,826	53	5,319	4,826	621
Gain on sale of intellectual property	(675)	—	—	(675)	—	(1,249)
Asset impairments	—	22	—	54,869	22	—
Special charges	288	12,558	5,660	1,964	12,558	20,890

Total operating expenses	19,737	36,489	10,402	120,431	36,489	75,349

Operating gain (loss)	816	(32,810)	(8,763)	(60,411)	(32,810)	(22,087)
Interest expense	3,766	3,115	1,054	11,376	3,115	12,278
Other expense, net	328	3,811	3,778	1,162	3,811	8,423

Loss from continuing operations before income taxes and (loss) income on equity method investments	(3,278)	(39,736)	(13,595)	(72,949)	(39,736)	(42,788)
Income tax provision (benefit)	3,667	2,695	(30)	(5,347)	2,695	380

Loss from continuing operations before (loss) income on equity method investments	(6,945)	(42,431)	(13,565)	(67,602)	(42,431)	(43,168)
(Loss) income on equity method investments	(2)	(6)	—	(358)	(6)	1,495

Loss from continuing operations	(6,947)	(42,437)	(13,565)	(67,960)	(42,437)	(41,673)
Loss from discontinued operations, net of tax	(328)	(1,680)	(72)	(1,208)	(1,680)	(461)

Net loss	$(7,275)	$(44,117)	$(13,637)	$(69,168)	$(44,117)	$(42,134)

Loss per share from continuing operations — basic and diluted			$(0.16)			$(0.51)

Loss per share from discontinued operations — basic and diluted			$(0.00)			$(0.01)

Net loss per share — basic and diluted			$(0.16)			$(0.52)

Shares used in basic and diluted per-share computations			82,223			81,996

See accompanying notes to unaudited consolidated financial statements

CONEXANT SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	Nine Fiscal Months Ended June 29, 2012	Period from April 20, 2011 through July 1, 2011	Period from October 2, 2010 through April 19, 2011
Cash flows from operating activities:
Net loss	$(69,168)	$(44,117)	$(42,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,711	766	1,425
Amortization of intangible assets	5,319	4,826	621
Reversal of provision for bad debts, net	21	—	—
Charges for inventory provisions, net	347	1,270	449
Provision for loss on inventory purchase commitments	—	949	—
Release of inventory step-up upon shipment	901	16,285	—
Amortization of debt (premium) discount	(3,517)	(876)	419
Asset impairments	54,869	—	—
Deferred income taxes	(3,201)	2,453	19
Stock-based compensation	—	—	4,057
Decrease in fair value of derivative instruments	1,704	3,757	9,469
Loss (gain) on equity method investments	358	7	(1,495)
Loss on escrow funds receivable	57	—	—
Net gain on sale of equity securities	—	(5)	(1,393)
Gain on sale of intellectual property	(675)	—	(1,249)
Other items, net	(45)	16	(276)
Changes in assets and liabilities:
Receivables	4,158	1,310	6,071
Inventories	4,477	3,351	(6,291)
Accounts payable	251	(2,733)	1,576
Accrued expenses and other current liabilities	(6,604)	5,573	(5,269)
Other, net	(7,593)	3,820	2,764

Net cash used in operating activities	(15,630)	(3,348)	(31,237)
Cash flows from investing activities:
Purchases of property, plant and equipment	(177)	(631)	(729)
Acquisition of Predecessor	—	(203,865)	—
Proceeds from sale of real estate, net of closing costs of $439	—	—	21,087
Proceeds from sale of property, plant and equipment	—	15	52
Proceeds from maturity of marketable securities	—	—	20,000
Proceeds from sales of equity securities	—	23	802
Restricted cash	385	(2)	533
Proceeds from sale of intellectual property	675	—	1,249

Net cash provided by (used in) investing activities	883	(204,460)	42,994
Cash flows from financing activities:
Net repayments of short-term debt	—	—	(11,278)
Proceeds from issuance of common stock under employee stock plans	—	—	95
Repurchase of shares upon exercise of employee stock plans	—	—	(689)
Advances (to) from Gold Holdings, Inc	—	(6,443)	6,443
Equity contributions	—	203,865	—

Net cash provided by (used in) financing activities	—	197,422	(5,429)

Net (decrease) increase in cash and cash equivalents	(14,747)	(10,386)	6,328
Cash and cash equivalents at beginning of period	38,056	60,794	54,466

Cash and cash equivalents at end of period	$23,309	$50,408	$60,794

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

Liquidity

The Company’s unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company has historically financed its operations and capital investments through sales of equity securities, long term debt, capital and operating leases, the sale of assets, bank lines of credit and cash flows from operations. During the Successor nine months ended June 29, 2012, the Company consumed $14.7 million of cash. The Company had cash and cash equivalents of $23.3 million at June 29, 2012. Under its operating plan, management expects to finance its operations and meet its debt service and capital expenditure requirements primarily through a combination of cash flows provided by operations, debt restructuring, additional borrowing under a line of credit, and sales of non-core assets.

The Company anticipates that its existing cash resources and execution of its operating plan will fund operations, finance purchases of capital equipment and provide adequate working capital for at least the next twelve months. The Company’s liquidity is affected by many factors including, among others: the ability to restructure its long term debt, including semi-annual interest payments of $9.8 million under its current indenture; the ability to secure a line of credit; the ability to sell non-core assets or business units; access to additional debt and equity financing; the level of revenue, gross profit, operating income and cash flow from operations; the conversion of design opportunities into revenue; market acceptance of existing and new products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer and supplier credit terms; spending incurred for environmental remediation; cash required to meet its financial obligations for restructured and impaired facilities; the amount and timing of research and development and other operating expenditures; the timing and expense of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its asset portfolio; changes in operating assets and liabilities; the ability to remain in compliance with the terms of credit facilities; the ability to raise funds from the sale of assets or business units; and other factors related to the uncertainties of the industry and global economics. In the event the Company is required to pursue debt or equity financings in the future, there is no assurance that such capital will be available on terms acceptable to the Company, or at all. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. Failure to execute management’s operating plan could adversely affect the Company’s ability to achieve its intended business objectives.

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

Fiscal Periods — The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to September 30th each year. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. There are 52 weeks in both fiscal 2012 and fiscal 2011.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. Repatriation of cash in foreign locations to the U.S. may be restricted by the terms of the service agreements between the foreign locations and the U.S. and local statutory rules and regulations. Cash held by the Company as of June 29, 2012 that is insured by the Federal Deposit Insurance Corporation (“FDIC”) totaled $0.4 million.

Restricted Cash — The Company has outstanding letters of credit collateralized by restricted cash aggregating $4.7 million and $5.1 million as of June 29, 2012 and September 30, 2011, respectively, to secure various long-term operating leases and the Company’s self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.

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

Investments — The Company accounts for non-marketable investments using the equity method of accounting if the investment gives the Company the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions. Additional investments by other parties in the investee will result in a reduction in the Company’s ownership interest, and the resulting gain or loss will be recorded in the consolidated statements of operations. Where the Company is unable to exercise significant influence over the investee, investments are accounted for under the cost method, except for investments in limited partnerships, for which the Company uses the equity method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. At the Merger date and as of June 29, 2012, the Company’s 7.5% investment in Uptown Newport L.P. was valued at $0.4 million.

Accounting for Convertible Debt — The Company adopted the accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s hypothetical nonconvertible debt borrowing rate. The guidance resulted in the Company recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. The accounting guidance applies to the Company’s 4.00% convertible subordinated notes (“convertible notes”) issued in 2006. The Company redeemed the remaining $11.2 million of convertible notes on March 1, 2011.

Derivative Financial Instruments — The Company’s derivative financial instruments as of June 29, 2012 consisted of the Company’s warrant to purchase 6.1 million shares of Mindspeed Technologies, Inc. (“Mindspeed”) common stock. Gains and losses on the warrant are included in other expense, net.

Supplemental Cash Flow Information — Cash paid for interest was $9.8 million in the Successor nine fiscal months ended June 29, 2012. There was no cash paid for interest in the Successor period from April 20, 2011 through July 1, 2011. Cash paid for interest for the Predecessor period from October 2, 2010 through April 19, 2011 was $10.2 million. Cash paid for income taxes was $0.5 million in the Successor nine fiscal months ended June 29, 2012. Cash paid for income taxes for the Successor period from April 20, 2011 through July 1, 2011 was $0.2 million. Cash paid for income taxes for the Predecessor period from October 2, 2010 through April 19, 2011 was $0.4 million.

Accumulated Other Comprehensive (Loss) Income — Accumulated other comprehensive (loss) income consists of foreign currency translation adjustments as of June 29, 2012 and July 1, 2011.

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

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive (in thousands):

	Predecessor
	Period from April 2, 2011 through April 19, 2011	Period from October 2, 2010 through April 19, 2011
Employee stock options	2,044	1,268
4.00 % convertible subordinated notes due March 2026	—	172

	2,044	1,440

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

During the Successor fiscal quarter ended March 30, 2012, the Company determined that indicators of impairment existed based on two factors: (1) its operating results for the Successor fiscal quarter ended March 30, 2012 and (2) decreases in sales forecasts for future periods. As a result of these indicators of impairment, the Company tested its amortizable intangible assets by comparing the sum of the undiscounted cash flows related to customer relationship, patent and research and development (“R&D”) intangible assets to their respective carrying values as of March 30, 2012. The sum of undiscounted cash flows related to the customer relationships intangible asset was less than its carrying value. As a result the Company recorded an impairment charge of $15.4 million, which represented the difference between its fair value and its carrying value as of March 30, 2012. The sum of undiscounted cash flows related to the patent and R&D intangible assets was greater than their carrying value as of March 30, 2012. As a result, the Company did not record any impairment charge on the patent and R&D intangible assets as of March 30, 2012.

The Company tested its indefinite-lived intangible assets for impairment by comparing the fair value of the indefinite-lived intangible assets to their carrying amounts. The fair value of the in-process research and development (“IPR&D”) intangible asset was determined based on a discounted cash flow model using the revised sales forecast for each project that continued to be classified as IPR&D as of March 30, 2012. Based on this, the Company determined that the fair value of the IPR&D intangible asset was less than the carrying amount of the IPR&D intangible asset as of March 30, 2012, resulting in an impairment charge of $6.0 million.

An IPR&D project completed in the Successor fiscal quarter ended March 30, 2012 had a fair value of $1.9 million compared with the historical carrying value of the project in IPR&D of $2.8 million as of March 30, 2012. This resulted in an impairment charge of $0.9 million. The fair value of the trade name and trademarks intangible asset, based on a discounted cash flow model using the revised sales forecast was less than the carrying amount of trade name and trademarks which resulted in an impairment charge of $1.1 million.

During the Successor fiscal quarter ended June 29, 2012, based on current business forecasts, the Company determined there were no indicators of impairment and therefore no interim asset impairment analysis was considered necessary for this period.

Goodwill — Goodwill is tested annually during the fourth fiscal quarter and, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

During the Successor fiscal quarter ended March 30, 2012, the Company determined that indicators of impairment existed based on its operating results for the Successor fiscal quarter ended March 30, 2012 and decreases in sales forecasts for future periods. As a result of these indicators of impairment, the Company recorded a goodwill impairment charge of $31.5 million in the Successor fiscal quarter ended March 30, 2012 representing the excess of goodwill over the implied fair value of goodwill calculated as of March 30, 2012.

During the Successor fiscal quarter ended June 29, 2012, based on current business forecasts, the Company determined there were no indicators of impairment and therefore no interim goodwill impairment analysis was considered necessary for this period.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, (“FASB”) issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s financial statements.

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

2. Merger with Conexant Holdings, Inc.

The Merger was accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair-value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability. The following table summarizes the fair value assigned to the assets acquired and liabilities assumed as of April 19, 2011, the acquisition date, as adjusted as of June 29, 2012 (in thousands):

Total merger consideration:
Cash paid to shareholders	$197,336
Cash paid to holders of cancelled stock options and RSUs upon change of control	6,427
Bank line of credit assumed and repaid	102

Total merger consideration	203,865

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	60,794
Accounts receivable	25,530
Inventories	40,573
Other current assets	8,582
Property and equipment	11,866
Intangible assets	118,600
Other assets	26,465
Accounts payable	(14,215)
Deferred income tax liabilities, net	(21,655)
Other liabilities — current and long term	(80,601)
Long-term debt	(195,125)

Net liabilities assumed	(19,186)

Excess purchase price attributed to goodwill acquired	$223,051

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

	Valuation Method	Estimated Fair Value	Remaining Useful Life (yrs) (1)
Customer relationships	Multi-Period Excess Earnings (2)	$50,300	7.0
In-process research and development	Multi-Period Excess Earnings (2)	46,000	—
Trade name and trademarks	Relief-from-Royalty (3)	15,100	—
Backlog	Multi-Period Excess Earnings (2)	4,200	0.5
Patents	Relief-from-Royalty (3)	2,900	8.3
Non-compete agreement	Comparative Business Valuation (4)	100	1.0

Total purchased intangible assets		$118,600

(1)	Determination of the estimated useful lives of the individual categories of purchased intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives are recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows.
(2)	The Multi-Period Excess Earnings method is a discounted cash flow method within the income approach that estimates the value of a purchased intangible asset based on the present value of the projected excess net cash flows derived from the operations of the business. The value attributed to customer relationship and backlog intangible assets was based on projected net cash inflows from existing contracts or relationships. The value attributed to IPR&D intangible assets was based on projected net cash inflows from estimates for projects under development.
(3)	The Relief-from-Royalty method is a discounted cash flow method within the income approach that calculates the value attributable to owning the trade name, trademarks and patents as opposed to paying a third-party for their use.
(4)	The Comparative Business Valuation method is a discounted cash flow method within the income approach whereby the value of the intangible asset is estimated based on the difference in value with and without the non-compete agreement in place.

The significant estimates and assumptions inherent in the estimate of the fair value of the identifiable purchased intangible assets include all assumptions associated with forecasting cash flows and profitability. The primary assumptions used for the determination of the fair value of the purchased intangible assets were generally based upon the present value of anticipated cash flows discounted at risk adjusted rates of approximately 15.0-16.5%, based on the Company’s weighted average cost of capital. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

At the time of the Merger, the Company believed its market position and future growth potential for its semiconductor system solutions business were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill.

In the Successor nine fiscal months ended June 29, 2012, the Company recorded charges of $23.4 million and $31.5 million for impairment of its intangible assets and goodwill, respectively. In the Successor fiscal year ended September 30, 2011, the Company recorded charges of $41.1 million for impairment of its intangible assets.

Pro Forma Financial Information:

The following unaudited pro forma results of operations assume that the Merger had occurred on October 2, 2010 for the fiscal quarter ended July 1, 2011 after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets, and other acquisition-related adjustments in connection with the Merger. These unaudited pro forma results exclude transaction costs incurred in connection with the Merger. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on those dates, nor of the results that may be obtained in the future.

	Pro Forma Results of Operations
	Fiscal Quarter Ended July 1, 2011	Nine Fiscal Months Ended July 1, 2011
	(in thousands)
Net revenues	$40,908	$130,147

Net loss	$38,209	$75,228

3. Sale of Assets

On December 22, 2010, the Company sold certain real property adjacent to its Newport Beach, California headquarters to Uptown Newport L.P. for $23.5 million, which at the sale date consisted of $21.5 million in cash and a limited partnership interest in the property valued at $2.0 million. The property primarily consists of approximately 25 acres of land, and includes two leased buildings, improvements and site development costs. The net book value of the property sold was as follows (in thousands):

Predecessor
Land	$1,662
Land and leasehold improvements, net	356
Buildings, net	5,610
Machinery and equipment, net	262
Site development costs	7,583

$15,473

The Company has continuing involvement with the property related to groundwater and soil remediation, and therefore at the time of the sale deferred the gain of $6.9 million on the monetary portion of the proceeds of the transaction, net of transaction costs of $0.4 million. The deferred gain was eliminated in the Merger purchase price allocation. Responsibility for soil remediation was transferred to Uptown Newport L.P. with the Company retaining certain obligations to assist in the soil remediation process for up to five years (or earlier under certain circumstances set forth in the agreement between the parties). Responsibility for groundwater remediation remains with the Company. The Company has accrued $3.7 million of reserves as of June 29, 2012 based on management’s best estimate of remaining remediation costs, of which $2.6 million is classified in long-term other liabilities. The reserve for remediation costs is recorded at its undiscounted value because the amount and timing of cash payments are not fixed or reliably determinable.

The Company retained an approximately 7.5% limited partnership interest in the property with a value of $0.4 million at the Merger date and as of June 29, 2012. The limited partnership interest holds its limited partnership interest in Uptown Newport L.P., which will own, operate and develop the real property sold by the Company in December 2010. The Company has the option to sell its partnership interest to the developer at $2.0 million plus a 12% return, if Uptown Newport L.P obtains certain financing. The $0.4 million realizable value was derived in large part based on the Company’s estimate of the probability that the Company will be able to liquidate its investment pursuant to the terms of the sale agreement.

4. Fair Value of Certain Financial Assets and Liabilities

Level 1 financial assets and liabilities consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s cash equivalents consist primarily of funds in money market accounts, which are classified within Level 1 of the fair value hierarchy. Cash equivalents at June 29, 2012 and September 30, 2011 were $1.6 million and $23.0 million, respectively.

Level 2 financial assets and liabilities consist of inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The Company had no financial assets or liabilities classified as Level 2 as of June 29, 2012 or September 30, 2011.

Level 3 financial assets and liabilities consist of inputs that are both significant to the fair value measurement and unobservable, and consist of the Company’s warrant to purchase approximately 6.1 million shares of Mindspeed common stock. The warrant was valued using the Black-Scholes-Merton valuation model (see Note 5). The fair value of the Mindspeed warrant was $4,000 and $1.7 million as of June 29, 2012 and September 30, 2011, respectively.

The fair value of other financial instruments, which consists of the Company’s 11.25% senior secured notes due 2015, was $192.9 million as of June 29, 2012. The fair value of the 11.25% senior secured notes is based on an indicative bid price provided by the underwriter of the senior secured notes, and was 110.25% and 112.0% of par as of June 29, 2012 and September 30, 2011, respectively.

There was no reclassification of investments between levels during the Successor nine fiscal months ended June 29, 2012. Other than the unrealized gains and losses related to the Company’s warrant to purchase 6.1 million shares of Mindspeed common stock and a $1.4 million realized gain on sale of equity investments in the Predecessor period from October 2, 2010 through April 19, 2011, there were no significant realized or unrealized gains as of or during the Successor nine fiscal months ended June 29, 2012, the Successor period from April 20, 2011 through July 1, 2011 or the Predecessor period from October 2, 2010 through April 19, 2011.

5. Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	Successor
	June 29, 2012	September 30, 2011
Work-in-process	$4,229	$7,973
Finished goods	2,739	4,720

Total inventories	$6,968	$12,693

Net inventory includes a step-up to fair value recorded in connection with the Merger of $0.3 million and $1.2 million, as of June 29, 2012 and September 30, 2011, respectively. Work-in-process consists of completed wafers, probed die, and product in assembly and product in test which has not been completed as of the balance sheet date.

Goodwill and Purchased Intangible Assets

Intangible assets consist of the following (in thousands):

	Successor
	June 29, 2012						September 30, 2011
	Weighted Average Life (yrs)	Gross Carrying Amount	Transfers	Accumulated Amortization	Impairment	Book Value	Gross Carrying Amount	Transfers	Accumulated Amortization	Impairment	Book Value
Intangible assets subject to amortization:
Customer relationships	7.0	$31,172	$—	$(9,336)	$(15,449)	$6,387	$50,300	$—	$(4,682)	$(19,128)	$26,490
Backlog	0.5	4,200	—	(4,200)	—	$—	4,200	—	(4,200)	—	—
Patents	8.3	2,900	—	(420)	—	$2,480	2,900	—	(158)	—	2,742
R&D assets	3.8	892	2,376	(401)	—	$2,867	—	892	(54)	—	838
Non-compete agreement	1.0	100	—	(100)	—	—	100	—	(45)	—	55

		$39,264	$2,376	$(14,457)	$(15,449)	$11,734	$57,500	$892	$(9,139)	$(19,128)	$30,125

Intangible assets not subject to amortization:
In-process research and development		26,850	(2,376)		(6,812)	17,662	46,000	(892)		(18,258)	26,850
Trade name and trademarks		11,450	—		(1,090)	10,360	15,100	—		(3,650)	11,450

		$38,300	$(2,376)		$(7,902)	$28,022	$61,100	$(892)		$(21,908)	$38,300

Intangible assets are amortized over their estimated useful lives either on a straight-line or accelerated basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized. Useful lives range from approximately six months to eight years, with no residual value. During the Successor fiscal quarter and nine fiscal months ended June 29, 2012 the Company recognized intangible amortization expense of $1.3 million and $5.3 million, respectively. During the Predecessor period from October 2, 2010 through April 19, 2011, the Company recognized intangible amortization expense of $0.6 million. During the Successor period from April 20, 2011 through July 1, 2011, the Company recognized intangible amortization expense of $4.8 million.

Intangible assets are amortized over a weighted-average remaining period of approximately 5.7 years. Annual amortization expense is expected to be as follows as of June 29, 2012 (in thousands):

	Fiscal Year
	2012	2013	2014	2015	2016	Thereafter
Amortization expense	$1,260	$2,882	$2,449	$1,738	$1,391	$2,014

Acquired IPR&D intangible assets consist of projects in the Company’s audio, imaging and video product lines. All of the projects were in the development phase and were incomplete at the Merger date. If the IPR&D projects reach technological feasibility they will be amortized over their remaining estimated useful lives, typically the period over which shipments are forecast to occur, or, if they do not reach technological feasibility their cost will be charged to expense. In the Successor fiscal quarter ended March 30, 2012, one imaging project reached technological feasibility and was transferred to R&D assets. The fair value of the project was determined to be $1.9 million, amortizable over the life of the product, which is estimated to be approximately five years. The remaining IPR&D projects have yet to reach technological feasibility.

During the Successor fiscal quarter ended March 30, 2012, the Company determined that indicators of impairment existed based on two factors: (1) its operating results for the Successor fiscal quarter ended March 30, 2012 and (2) decreases in sales forecasts for future periods. As a result of these indicators of impairment, the Company tested its amortizable intangible assets by comparing the sum of the undiscounted cash flows related to customer relationship, patent and R&D intangible assets to their respective carrying values as of March 30, 2012. The sum of undiscounted cash flows related to the customer relationships intangible asset was less than its carrying value. As a result the Company recorded an impairment charge of $15.4 million, which represented the difference between its fair value and its carrying value as of March 30, 2012. The sum of undiscounted cash flows related to the patent and R&D intangible assets was greater than their carrying value as of March 30, 2012. As a result, the Company did not record any impairment charge on the patent and R&D intangible assets as of March 30, 2012.

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

An IPR&D project completed in the Successor fiscal quarter ended March 30, 2012 had a fair value of $1.9 million compared with the historical carrying value of the project in IPR&D of $2.8 million as of March 30, 2012. This resulted in an impairment charge of $0.9 million. The fair value of the trade name and trademarks intangible asset, based on a discounted cash flow model using the revised sales forecast was less than the carrying amount of trade name and trademarks which resulted in an impairment charge of $1.1 million.

As a result of these indicators of impairment described above, the Company recorded a goodwill impairment charge of $31.5 million in the Successor fiscal quarter ended March 30, 2012 representing the excess of goodwill over the implied fair value of goodwill calculated as of March 30, 2012.

There were no asset impairments recorded during the Successor fiscal quarter ended June 29, 2012, the Successor period from April 20, 2011 through July 1, 2011, the Predecessor period from April 2, 2011 through April 19, 2011, and the Predecessor period October 2, 2010 through April 19, 2011.

Mindspeed Warrant

The Company has a warrant to purchase approximately 6.1 million shares of Mindspeed common stock (“Mindspeed warrant”). The warrant expires in June 2013. The Company accounts for the Mindspeed warrant as a derivative instrument, and changes in the fair value of the warrant are included in other expense, net in each period presented. The warrant was valued at June 29, 2012 and September 30, 2011 with the Black-Scholes-Merton valuation model using the following inputs:

	Successor
	June 29, 2012	September 30, 2011
Exercise price	$16.74	$16.74
Fair market value of Mindspeed stock	$2.46	$5.20
Expected life (years)	1.00	1.75
Expected volatility	59%	64%
Risk-free rate	0.21%	0.22%
Dividend yield	—	—

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

At June 29, 2012 and September 30, 2011, the aggregate fair value of the Mindspeed warrant included on the accompanying consolidated balance sheets was $4,000 and $1.7 million, respectively.

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	Successor
	June 29, 2012	September 30, 2011
Restructuring and reorganization liabilities	4,630	4,242
Impaired lease liabilities	715	1,090
Accrued technical licenses	2,499	3,948
Income tax liabilities	16	37
Deferred tax liabilities	327	9,277
Accrued customer rebates	5,698	11,306
Accrued interest	5,892	971
Environmental remediation reserve - short-term	1,152	1,001
Other	1,484	1,802

	$22,413	$33,674

Other Liabilities

Other liabilities consist of the following (in thousands):

	Successor
	June 29, 2012	September 30, 2011
Restructuring and reorganization liabilities	22,370	26,768
Impaired lease liabilities	1,657	1,989
Deferred tax liability	16,635	10,616
Income tax liabilities	5,069	7,174
Accrued technical licenses	578	1,498
Retirement plans	2,443	3,076
Environmental remediation reserve - long-term	2,569	2,756
Other	2,477	2,678

	$53,798	$56,555

Debt

	June 29, 2012	September 30, 2011
	(in thousands)
Long-term debt:
11.25% senior secured notes due March 2015, including premium of $14,604 and $18,121	$189,604	$193,121

11.25% senior secured notes due 2015 — In March 2010, the Company issued $175.0 million aggregate principal amount of senior secured notes due 2015 (“senior notes”) that mature on March 15, 2015. The senior notes were sold at 99.06% of the principal amount, resulting in gross proceeds of approximately $173.4 million and a discount of $1.6 million. Deferred debt offering expenses were approximately $4.9 million. The unamortized balance of $3.8 million was eliminated as of the Merger date. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be sold in the United States absent registration or an applicable exemption from registration requirements. The senior notes accrue interest at a rate of 11.25% per annum payable semiannually on March 15 and September 15 of each year, commencing on September 15, 2010. The obligations under the senior notes are fully and unconditionally guaranteed (“note guarantees”), jointly and severally, on a senior secured basis, by all of the Company’s domestic subsidiaries (excluding Conexant CF, LLC, the Company’s receivables financing subsidiary). In addition, the senior notes and the note guarantees are secured by liens on substantially all of the Company’s and the guarantors’ tangible and intangible property, subject to certain exceptions and permitted liens. On or after March 15, 2013, the Company may redeem all or a part of the senior notes at a price of 105.625% of the principal amount of the senior notes during the remainder of 2013 and 100.00% of the principal amount of the senior notes thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date. In addition, at any time prior to March 15, 2013, the Company may, on one or more occasions, redeem all or a part of the senior notes at any time at a redemption price equal to 100% of the principal amount of the senior notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the applicable redemption date. Beginning on January 1, 2011 until March 15, 2013, the Company may also redeem up to 35% of the original aggregate principal amount of the senior notes, using the proceeds of certain qualified equity offerings, at a redemption price of 111.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the applicable redemption date. In addition, certain asset dispositions would constitute triggering events that may require the Company to use the proceeds from those sales to make an offer to repurchase the senior notes at a repurchase price equal to 100% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date if such proceeds are not otherwise invested in the Company’s business within a specific period of time. The senior notes and the note guarantees rank senior to all of the Company’s and the guarantors’ existing and future subordinated indebtedness, including the convertible notes, but they are structurally subordinated to all existing and future indebtedness and other liabilities (including non-trade payables) of the Company’s non-guarantor subsidiaries.

As a result of the Merger, the Company was required to make a change of control offer (“Offer”) on May 27, 2011, to repurchase the senior notes at a repurchase price equal to 101% of the principal amount of the senior notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date. If all holders of the senior notes had accepted the Offer, the Company would have been obligated to repurchase the senior notes for an aggregate of $176.75 million plus accrued and unpaid interest. The Offer expired on June 29, 2011 and was not extended by the Company. No senior notes were tendered by their holders pursuant to the Offer. At the date of the Merger, the senior notes were valued at 111.50% of par or $195.1 million resulting in a premium of $20.1 million. Interest expense on the senior notes for the Successor fiscal quarter and nine fiscal months ended June 29, 2012 was $3.8 million and $11.4 million, respectively, which includes $1.2 million and $3.5 million, respectively, of premium amortization. Interest expense on the senior notes in the Successor period from April 20, 2011 through July 1, 2011 was $3.0 million, which included $0.9 million premium amortization. Interest expense on the senior notes in the Predecessor period from April 2, 2011 through April 19, 2011 was $1.1 million, which included $0.02 million discount amortization. Interest expense on the senior notes in the period from October 2, 2010 through April 19, 2011 was $11.6 million, which included $0.2 million discount amortization.

4.00% convertible subordinated notes due March 2026 — In March 2006, the Company issued $200.0 million principal amount of convertible notes (“convertible notes”) and, in May 2006, the initial purchaser of the convertible notes exercised its option to purchase an additional $50.0 million principal amount of the convertible notes. Total proceeds to the Company from these issuances, net of issuance costs, were $243.6 million. The convertible notes were general unsecured obligations of the Company. Interest on the convertible notes was payable in arrears semiannually on March 1 and September 1 of each year, beginning on September 1, 2006. The convertible notes were convertible, at the option of the holder upon satisfaction of certain conditions, into shares of the Company’s common stock at a conversion price of $49.20 per share, subject to adjustment for certain events. Upon conversion, the Company had the right to deliver cash in lieu of common stock or a combination of cash and common stock. Beginning on March 1, 2011, the convertible notes could be redeemed at the Company’s option at a price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders could require the Company to repurchase, for cash, all or part of their convertible notes on March 1, 2011, March 1, 2016 and March 1, 2021 at a price of 100% of the principal amount, plus any accrued and unpaid interest. The Company redeemed the remaining $l1.2 million of convertible notes with cash when they matured on March 1, 2011. Interest expense on the convertible notes in the Predecessor period from October 2, 2010 through April 19, 2011 was $0.4 million, which included $0.2 million discount amortization. The Company has no remaining obligations under the convertible notes.

Accounts Receivable Financing Facility — Effective on the date of the Merger, the Company’s credit facility with a bank was terminated. No amounts were due under the facility at the termination date.

6. Commitments and Contingencies

Legal Matters

Certain claims have been asserted against the Company, including claims alleging the use of the intellectual property rights of others in certain of the Company’s products. The resolution of these matters may entail the negotiation of a license agreement, a settlement, or the adjudication of such claims through arbitration or litigation. Due to the preliminary stage of these proceedings, it is not currently possible to assess the outcome of the lawsuits, nor is it possible to calculate a reasonable estimate of any resulting liabilities. As a result, the Company cannot assess the impact, if any, of these proceedings on its consolidated financial statements. Some of the lawsuits, claims or proceedings may be disposed of unfavorably for the Company. In particular, many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted in such a case. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Additionally, any significant litigation award or settlement payment could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters that are pending or asserted management believes that the disposition of such matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Guarantees and Indemnities

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Company’s spin-off from Rockwell International Corporation (“Rockwell”), the Company assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Rockwell or its subsidiaries in respect of the operations of the semiconductor systems business of Rockwell. In connection with the Company’s contribution of certain of its manufacturing operations to Jazz Semiconductor, Inc. (now “TowerJazz”), the Company agreed to indemnify TowerJazz for certain environmental matters and other customary divestiture-related matters. In connection with the Company’s sale of the Broadband Media Processing (“BMP”) business to NXP, B.V., the Company agreed to indemnify NXP for certain claims related to the transaction. In connection with the Company’s sale of the Broadband Access (“BBA”) business to Ikanos, the Company agreed to indemnify Ikanos for certain claims related to the transaction. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company also has employment agreements with certain key employees. Under certain circumstances, these agreements may require severance payments and/or continuation of certain insurance benefits. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

The durations of the Company’s guarantees and indemnities vary, and in many cases are indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets as they are not estimated to be material. Product warranty costs and the Company’s accrual for such costs are not significant. We have other outstanding letters of credit collateralized by restricted cash aggregating $4.7 million, as of June 29, 2012, to secure various long-term operating leases and our self-insured worker’s compensation plan. The restricted cash associated with these letters of credit is classified as other long-term assets on the consolidated balance sheets.

7. Stock-Based Award Plans

Stock-Based Award Plans — Successor

Subsequent to the Merger, Conexant Holdings adopted the 2011 Incentive Compensation Plan (“Plan”). Stock options issued under the Plan were deemed appropriate replacements for the RSUs that were outstanding at the time of the Merger and held by employees who were employed by the Successor at the time the Plan was issued. Stock option expense recorded upon grant of options under the Plan was immaterial.

Conexant Holdings maintains the Plan, under which it has reserved 25.0 million shares for issuance. Awards issued to employees of Conexant under the Plan are settled in shares of Class A Common Stock of Conexant Holdings (“Class A Common Stock”). All awards granted since the inception of the Plan are service-based awards. Since Conexant’s employees are the beneficiaries of the stock options granted under the Plan, expense for the stock options is recorded in the financial statements of Conexant. As of June 29, 2012, approximately 12.3 million shares of the Class A Common Stock were available for grant under the Plan.

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

A summary of stock option activity is as follows (shares in thousands):

	Successor
	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2011	12,803	$3.21
Granted	—	—
Exercised	—	—
Forfeited	(83)	3.21

Outstanding, June 29, 2012	12,720	3.21

Shares vested and expected to vest, June 29, 2012	11,520	3.21

Exercisable, June 29, 2012	—	$—

Expense recorded for stock options issued under the Plan in the Successor fiscal quarter and nine fiscal months ended June 29, 2012 was less than $1,000. At June 29, 2012, the total unrecognized fair value compensation cost related to non-vested stock options was less than $5,000, which is expected to be recognized over a remaining period of approximately 4.25 years. The weighted average remaining contractual term of the options outstanding is approximately 9.25 years.

Stock-Based Award Plans — Predecessor

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

The following Predecessor disclosures regarding stock-based awards are for the Predecessor period from April 2, 2011 through April 19, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011.

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

During the Predecessor period from April 2, 2011 through April 19, 2011, and the Predecessor period from October 2, 2010 through April 19, 2011, the Company recognized stock-based compensation expense for stock options of $4,000 and $0.1 million, respectively, in its consolidated statements of operations.

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

During the Predecessor period from April 2, 2011 through April 19, 2011, and the Predecessor period from October 2, 2010 through April 19, 2011, the Company recognized stock-based compensation expense of $0.3 million and $3.9 million, respectively, related to RSU awards. The total fair value of RSU awards vested in the Predecessor period from April 2, 2011 through April 19, 2011, and the Predecessor period from October 2, 2010 through April 19, 2011, was zero and $2.1 million, respectively.

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

Employee Stock Purchase Plan

The Company’s ESPP allowed eligible employees to purchase shares of the Company’s common stock at nine-month intervals during an offering period at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. Under the ESPP, employees could authorize the Company to withhold up to 15% of their compensation for each pay period, up to a maximum annual amount of $25,000, to purchase shares under the plan, subject to certain limitations, and employees were limited to the purchase of 600 shares per offering period. Offering periods generally commenced on the first trading day of February and August of each year and were generally nine months in duration, but could be terminated earlier under certain circumstances. The ESPP was suspended effective January 1, 2011. The final purchase under the ESPP was for the offering period ending on January 31, 2011, under which 53,000 shares were purchased by employees. During the Predecessor fiscal quarter and nine fiscal months ended July 1, 2011, the Company recognized stock-based compensation expense for the ESPP of $9,000 and $33,000, respectively, in its consolidated statements of operations.

8. Income Taxes

The Company recorded a tax provision of $3.7 million for the Successor fiscal quarter ended June 29, 2012, primarily reflecting the amortization of the tax basis of indefinite-lived intangible assets and goodwill. The Company recorded a tax benefit of $5.3 million for the Successor nine fiscal months ended June 29, 2012 primarily reflecting a $3.4 million net decrease in deferred tax liability resulting from the impairment of the tax basis of indefinite-lived intangible assets offset by amortization of the tax basis of indefinite-lived intangible assets and goodwill and a $1.9 million release of estimated reserves for uncertain tax positions. The Company recorded a tax provision of $2.7 million for the Successor period from April 20, 2011 through July 1, 2011, primarily reflecting amortization of the tax basis of indefinite-lived intangible assets and goodwill. The Company recorded a tax benefit of $30,000 for the Predecessor period from April 2, 2011 through April 19, 2011, and a tax provision of $0.4 million for the Predecessor period from October 2, 2010 through April 19, 2011, primarily reflecting income taxes imposed on the Company’s foreign subsidiaries.

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

In the second quarter of fiscal 2012, the Company determined that it was not in its best interest to elect under Section 338 of the Internal Revenue Code to treat the Merger as if it were an asset purchase for federal income tax purposes. There was no impact on the Company’s financial position and results of operations and cash flows of electing not to make the Section 338 election.

9. Gain on Sale of Intellectual Property

The Company entered into a patent monetization agreement in the first quarter of fiscal 2011, under which certain patents were transferred to a third party. In the Successor fiscal quarter ended June 29, 2012, the Company received $0.7 million of cash proceeds generated by the sale of patents by the third party. There was no cost associated with the transaction therefore the entire $0.7 million was recorded as a gain.

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

10. Asset Impairments

During the Successor fiscal quarter ended March 30, 2012, the Company determined that indicators of impairment existed based on two factors: (1) its operating results for the Successor fiscal quarter ended March 30, 2012 and (2) decreases in sales forecasts for future periods. As a result of these indicators of impairment, the Company tested its amortizable intangible assets by comparing the sum of the undiscounted cash flows related to customer relationship, patent and R&D intangible assets to their respective carrying values as of March 30, 2012. The sum of undiscounted cash flows related to the customer relationships intangible asset was less than its carrying value. As a result the Company recorded an impairment charge of $15.4 million which represented the difference between its fair value and its carrying value as of March 30, 2012. The sum of undiscounted cash flows related to the patent and R&D intangible assets was greater than their carrying value as of March 30, 2012. As a result, the Company did not record any impairment charge on the patent and R&D intangible assets as of March 30, 2012.

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

An IPR&D project completed in the Successor fiscal quarter ended March 30, 2012 had a fair value of $1.9 million compared with the historical carrying value of the project in IPR&D of $2.8 million as of March 30, 2012. This resulted in an impairment charge of $0.9 million. The fair value of the trade name and trademarks intangible asset, based on a discounted cash flow model using the revised sales forecast was less than the carrying amount of trade name and trademarks which resulted in an impairment charge of $1.1 million.

As a result of these indicators of impairment described above, the Company recorded a goodwill impairment charge of $31.5 million in the Successor fiscal quarter ended March 30, 2012, representing the excess of goodwill over the implied fair value of goodwill calculated as of March 30, 2012.

There were no asset impairments recorded during the Successor fiscal quarter ended June 29, 2012, the Predecessor period from April 2, 2011 through April 19, 2011, the Successor period from April 20, 2011 through July 1, 2011, and the Predecessor period from October 2, 2010 through April 19, 2011.

11. Special Charges

Special charges consist of the following (in thousands):

	Successor		Predecessor	Successor		Predecessor
	Fiscal Quarter Ended June 29, 2012	Period from April 20, 2011 through July 1, 2011	Period from April 2, 2011 through April 19, 2011	Nine Fiscal Months Ended June 29, 2012	Period from April 20, 2011 through July 1, 2011	Period from October 2, 2010 through April 19, 2011
Severance charges	$23	$8,368	$90	$1,862	$8,368	$2,873
Merger transaction (credits) charges	—	355	5,290	—	355	16,860
Environmental remediation charges	(19)	39	—	198	39	145
Lease impairment charges	93	2,084	7	250	2,084	87
Restructuring (credits) charges	191	1,712	273	(346)	1,712	925

	$288	$12,558	$5,660	$1,964	$12,558	$20,890

For the Successor fiscal quarter ended June 29, 2012, special charges consisted primarily of $0.2 million for restructuring charges related to accretion of lease liability. For the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from April 2, 2011 through April 19, 2011, special charges consisted primarily of $8.5 million of severance charges resulting from reduction in headcount after the Merger, $5.6 million of transaction charges, $2.1 million of lease impairment charges resulting from under-utilized space after the Merger under which we have continuing lease obligations, and $2.0 million for restructuring charges resulting primarily from changes in projected sub-lease income on restructured leases.

For the Successor nine fiscal months ended June 29, 2012, special charges consisted primarily of $1.9 million of severance charges resulting from a reduction in headcount after the Merger, $0.2 million of charges for certain environmental matters and a $0.3 million increase in the liability for impaired leases due to increases in projected expenses and a reduction in sub-tenant income, offset by a $0.3 million reduction of restructuring liability due to lower projected expenses and increases in sub-tenant income. For the Successor period from April 20, 2011 through July 1, 2011and the Predecessor period from October 2, 2010 through April 19, 2011, special charges consisted primarily of $17.2 million for transaction charges, including payment of a $7.7 million fee for termination of the agreement with Standard Microsystems Corporation (“SMSC”) and $9.2 million of financial advisory, legal and other fees related to the terminated merger with SMSC and the Merger, $11.2 million for one-time severance benefits associated with reductions in headcount primarily in the first fiscal quarter of 2011, $2.6 million of restructuring charges from accretion of lease liability related to restructured facilities, and $2.1 million of lease impairment charges resulting from under-utilized space after the Merger under which we have continuing lease obligations.

Restructuring Charges

The Company has implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions and the closure or consolidation of certain facilities, among other actions.

Restructuring Accruals — As of June 29, 2012, the Company has remaining restructuring accruals of $27.0 million, which consist of impaired facility leases. Of the $27.0 million of restructuring accruals at June 29, 2012, $4.6 million is included in other current liabilities and $22.4 million is included in other non-current liabilities in the accompanying consolidated balance sheet. The Company expects to pay the obligations for the non-cancelable leases and other commitments over their respective terms, which expire at various dates through fiscal 2021. The Company’s accrued liabilities at June 29, 2012 include the net present value of the future lease obligations of $44.9 million, net of contracted sublease income of $13.2 million, and projected sublease income of $4.7 million. The facility charges were determined in accordance with the accounting guidance for costs associated with exit or disposal activities. As a result, the Company recorded the net present value of the future lease obligations and will accrete the remaining amounts into expense over the remaining terms of the non-cancellable leases.

Fiscal 2008 Restructuring Actions — During fiscal 2008, the Company announced its decision to discontinue investments in standalone wireless networking solutions and other product areas. Charges to expense in the Successor fiscal quarter ended June 29, 2012 consist of accretion of lease liability on restructured facilities under non-cancelable leases.

Activity and liability balances recorded as part of the Fiscal 2008 restructuring actions through June 29, 2012 were as follows (in thousands):

Facility and Other
Restructuring balance, September 30, 2011	$39
Charged to costs and expenses	2
Cash payments	(41)

Restructuring balance, June 29, 2012	$—

Fiscal 2007 Restructuring Actions — During fiscal 2007, the Company announced several facility closures and workforce reductions. In total, the Company notified approximately 670 employees of their involuntary termination. Charges to expense in the Successor fiscal quarter ended June 29, 2012 mainly consist of $0.4 million accretion of lease liability on restructured facilities under non-cancelable leases.

Activity and liability balances recorded as part of the Fiscal 2007 restructuring actions through June 29, 2012 were as follows (in thousands):

Facility and Other
Restructuring balance, September 30, 2011	$19,999
Charged to costs and expenses	722
Cash payments	(3,055)

Restructuring balance, June 29, 2012	$17,666

Fiscal 2006 and 2005 Restructuring Actions — During fiscal years 2006 and 2005, the Company announced operating site closures and workforce reductions. In total, the Company notified approximately 385 employees of their involuntary termination. Charges to expense in the Successor fiscal quarter ended June 29, 2012 mainly consist of $0.2 million expense from accretion of lease liability on restructured facilities under non-cancelable leases.

Activity and liability balances recorded as part of the Fiscal 2006 and 2005 restructuring actions through June 29, 2012 were as follows (in thousands):

Facility and Other
Restructuring balance, September 30, 2011	$10,972
Charged to costs and expenses	108
Cash payments	(1,745)

Restructuring balance, June 29, 2012	$9,335

12. Other expense, net

Other expense, net consists of the following (in thousands):

	Successor		Predecessor	Successor		Predecessor
	Fiscal Quarter Ended June 29, 2012	Period from April 20, 2011 through July 1, 2011	Period from April 2, 2011 through April 19, 2011	Nine Fiscal Months Ended June 29, 2012	Period from April 20, 2011 through July 1, 2011	Period from October 2, 2010 through April 19, 2011
Investment and interest income	$(32)	$(42)	$(13)	$(97)	$(42)	$(159)
Gain on sale of investments	—	(5)	—	—	(5)	(1,393)
Loss on escrow receivable	—	—	—	57	—	—
Decrease in the fair value of derivative instruments	776	3,757	3,690	1,704	3,757	9,469
Other	(416)	101	101	(502)	101	506

Other expense, net	$328	$3,811	$3,778	$1,162	$3,811	$8,423

Other expense, net of $0.3 million during the Successor fiscal quarter ended June 29, 2012 primarily consisted of a $0.8 million decrease in the fair value of the Mindspeed warrant, offset by $0.4 million other income primarily due to foreign currency gains due to the strengthening of the U.S. dollar. Other expense, net of $7.6 million during the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from April 2, 2011 through April 19, 2011 consisted primarily of a $7.4 million decrease in the fair value of the Mindspeed warrant.

Other expense, net of $1.2 million during the Successor nine fiscal months ended June 29, 2012 primarily consisted of a $1.7 million decrease in the fair value of the Mindspeed warrant, and $0.5 million other income primarily due to foreign currency gains due to strengthening of the U.S. dollar. Other expense, net of $12.2 million during the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011 consisted primarily of a $13.2 million decrease in the Mindspeed warrant partially offset by a $1.4 million gain on sale of equity investments.

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

Following completion of the Merger, Conexant Holdings adopted the Plan. Stock option awards issued to employees of the Company under the Plan are settled in shares of the Class A Common Stock. Since the Company’s employees are the beneficiaries of the stock options granted under the Plan, expense for the stock options is recorded in the Company’s financial statements. As of June 29, 2012, a total of 12,720,000 options were outstanding pursuant to the Plan.

Mindspeed

In the Predecessor period October 2, 2010 through July 1, 2011, one member of the Company’s Board of Directors also served on the Board of Mindspeed. At the consummation of the Merger all of the Company’s board members resigned. As of June 29, 2012 and September 30, 2011, the Company held a warrant to purchase 6.1 million shares of Mindspeed common stock at an exercise price of $16.74 per share exercisable through June 2013. No amounts were due to or receivable from Mindspeed at June 29, 2012 or September 30, 2011.

14. Geographic Information

Net revenues by geographic area, based upon country of destination, were as follows (in thousands):

	Successor		Predecessor	Successor		Predecessor
	Fiscal Quarter Ended June 29, 2012	Period from April 20, 2011 through July 1, 2011	Period from April 2, 2011 through April 19, 2011	Nine Fiscal Months Ended June 29, 2012	Period from April 20, 2011 through July 1, 2011	Period from October 2, 2010 through April 19, 2011
United States	$571	$696	$38	$2,341	$696	$5,239
Other Americas	276	226	12	664	226	710

Total Americas	847	922	50	3,005	922	5,949
China	19,564	23,995	3,056	60,604	23,995	54,236
Taiwan	2,817	3,984	249	8,203	3,984	9,766
Asia-Pacific	9,815	7,755	462	27,910	7,755	22,335

Total Asia-Pacific	32,196	35,734	3,767	96,717	35,734	86,337

Europe, Middle East and Africa	540	380	55	1,868	380	825

	$33,583	$37,036	$3,872	$101,590	$37,036	$93,111

The Company believes that a portion of the products sold to original equipment manufacturers (“OEMs”) and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. One distributor accounted for 19% and 18% of net revenues for the Successor fiscal quarter and nine fiscal months ended June 29, 2012, respectively. One distributor accounted for 17% of net revenues for the Successor period from April 20, 2011 through July 1, 2011 and 22% and 14% for the period from Predecessor April 2, 2011 through April 19, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011, respectively.

Sales to the Company’s twenty largest customers represented approximately 92% and 90% of total revenues for the Successor fiscal quarter and nine fiscal months ended June 29, 2012, respectively. Sales to the Company’s twenty largest customers represented approximately 95% of total revenues for the period from Successor April 20, 2011 through July 1, 2011 and 95% and 89% of total revenues for the Predecessor period from April 2, 2011 through April 19, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011, respectively.

Long-lived assets consist primarily of property, plant and equipment, investments, long-term restricted cash, and electronic design tools. Long-lived assets by geographic area were as follows (in thousands):

	June 29, 2012	September 30, 2011
United States	$18,036	$22,705
India	749	940
China	216	323
Asia-Pacific	437	607

	$19,438	$24,575

The following have been excluded from the geographic presentation of long-lived assets above as of June 29, 2012 and September 30, 2011, respectively: goodwill totaling $191.5 million and $223.1 million; intangible assets totaling $39.8 million and $68.4 million, respectively, the Mindspeed warrant totaling $4,000 and $1.7 million, respectively and deferred taxes of $1.6 million and $1.3 million, respectively. Other than deferred taxes, these items are located in the United States and disclosed separately.

15. Subsequent Events

The Company has evaluated subsequent events to assess the need for potential recognition or disclosure in this Quarterly Report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, as well as other information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our liquidity, including our ability to restructure our long term debt and obtain additional financing, (2) revenue levels, including the commercial success of our design activities and new products, (3) our operating cash flow, (4) our research and development efforts, (5) our gross profit and breakeven revenue level and factors that affect gross profit and the breakeven revenue level, (6) our the ability to sell non-core assets or business units, (7) our level of operating expenses, (8) our customers, partners and suppliers, (9) our the ability to sell equity securities, and (10) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Risk Factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

The operating results for the Predecessor fiscal quarter and nine fiscal months ended July 1, 2011 have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Merger, defined below, and may not be predictive of future results of operations.

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

Sale of Real Property

On December 22, 2010, we sold certain real property adjacent to our Newport Beach, California headquarters to Uptown Newport L.P. for $23.5 million, which at the sale date consisted of $21.5 million in cash and a limited partnership interest in the property valued at $2.0 million. The property primarily consists of approximately 25 acres of land, and includes two leased buildings, improvements and site development costs. The net book value of the property sold was as follows (in thousands):

Predecessor
Land	$1,662
Land and leasehold improvements, net	356
Buildings, net	5,610
Machinery and equipment, net	262
Site development costs	7,583

$15,473

We have continuing involvement with the property related to groundwater and soil remediation, and therefore at the time of the sale deferred the gain of $6.9 million on the monetary portion of the proceeds of the transaction, net of transaction costs of $0.4 million. The deferred gain was eliminated in the Merger purchase price allocation. Responsibility for soil remediation was transferred to Uptown Newport L.P. but we retained certain obligations to assist in the soil remediation process for up to five years (or earlier under certain circumstances set forth in the agreement between the parties). Responsibility for groundwater remediation remains with us. We have accrued $3.7 million of reserves as of June 29, 2012 based on our best estimate of remaining remediation costs, of which $2.6 million is classified in long-term other liabilities. The reserve for remediation costs is recorded at its undiscounted value because the amount and timing of cash payments are not fixed or reliably determinable.

We retained an approximately 7.5% limited partnership interest in the property with a value of $0.4 million at the Merger date and as of June 29, 2012. The limited partnership interest holds its limited partnership interest in Uptown Newport L.P., which will own, operate and develop the real property sold by us in December 2010. We have the option to sell its partnership interest to the developer at $2.0 million plus a 12% return, if Uptown Newport L.P obtains certain financing. The $0.4 million estimated realizable value was derived in large part based on our estimate of the probability that we will be able to liquidate its investment pursuant to the terms of the sale agreement.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with US GAAP, which require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 27 through 39 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which was filed with the SEC on December 29, 2011. Management believes that at June 29, 2012 there has been no material change to this information.

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

Our net revenues decreased 18% to $33.6 million in the Successor fiscal quarter ended June 29, 2012 from $40.9 million in the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from April 2, 2011 through April 19, 2011. The decrease in net revenues was driven by a 20% decrease in unit volume shipments in audio, imaging, video, and wireless product lines primarily driven by the overall weakness in the semiconductor industry.

Our net revenues decreased 22% to $101.6 million in the Successor nine fiscal months ended June 29, 2012 from $130.1 million in the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011. The decrease in net revenues was driven by a 25% decrease in unit volume shipments in modems, imaging, video, and wireless product lines primarily driven by the overall weakness in the semiconductor industry.

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

Our gross margin percentage was 61% for the Successor fiscal quarter ended June 29, 2012, and 13% for the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from April 2, 2011 through April 19, 2011. Cost of goods sold in the Successor fiscal quarter ended June 29, 2012 includes a $0.3 million sell-off of fair value applied to inventory as part of the purchase price allocated in connection with the Merger. Cost of goods sold in the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from April 2, 2011 through April 19, 2011 includes $16.9 million sell-off of fair value applied to inventory as part of the purchase price allocated in connection with the Merger. Excluding the inventory purchase price fair value, our gross margin percentage for the Successor fiscal quarter ended June 29, 2012 was 62% compared to 54% for the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from April 2, 2011 through April 19, 2011. The 8% increase in gross margin percentage was due to overall improved product mix, primarily increased volume in higher margin modem products and decreased volume in lower margin audio products, combined with cost reductions, primarily in audio products.

Our gross margin percentage was 59% for the Successor nine fiscal months ended June 29, 2012 and 44% for the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011. Cost of goods sold in the Successor nine fiscal months ended June 29, 2012 includes a $0.9 million sell-off of fair value applied to inventory as part of the purchase price allocated in connection with the Merger. Cost of goods sold in the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011 includes $16.9 million sell-off of fair value applied to inventory as part of the purchase price allocated in connection with the Merger. Excluding the inventory purchase price fair value, our gross margin percentage for the Successor nine fiscal months ended June 29, 2012 was 60% compared to 57% for the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011. The 3% increase in gross margin percentage was due to higher margins across all product lines, offset by inventory provisions.

Research and Development

Our research and development (“R&D”) expenses consist principally of direct personnel costs to develop new semiconductor solutions, allocated indirect costs of the R&D function, photo mask and other costs for pre-production evaluation and testing of new devices, and design and test tool costs. Our R&D expenses also include the costs for design automation advanced package development and non-cash stock-based compensation charges for R&D personnel.

R&D expense decreased $3.0 million, or 21%, in the Successor fiscal quarter ended June 29, 2012 compared to the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from April 2, 2011 through April 19, 2011. The decrease is primarily due to a 23% decrease in headcount and lower project and facilities expenses.

R&D expense decreased $6.3 million, or 15%, in the Successor nine fiscal months ended June 29, 2012 compared to the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011. The decrease is primarily due to a 21% decrease in headcount and lower professional service expenses.

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

SG&A expense decreased $1.9 million, or 21%, in the Successor fiscal quarter ended June 29, 2012 compared to the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from April 2, 2011 through April 19, 2011. The decrease is primarily due to an 18% decrease in headcount immediately after the Merger and lower professional service expenses.

SG&A expense decreased $8.9 million, or 28%, in the Successor nine fiscal months ended June 29, 2012 compared to the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011. The decrease is primarily due to a 19% decrease in headcount and lower professional service expenses.

Amortization of Intangible Assets

Intangible assets subject to amortization as of June 29, 2012 were $11.7 million and are being amortized over a weighted-average remaining period of approximately 5.7 years.

Amortization expense decreased to $1.3 million in the Successor fiscal quarter ended June 29, 2012 compared to $4.9 million in the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from April 2, 2011 through April 19, 2011. The decrease is due to the intangible assets impairment during the Successor fiscal quarter ended March 30, 2012.

Amortization expense decreased to $5.3 million in the Successor nine fiscal months ended June 29, 2012 compared to $5.4 million in the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011. The decrease is due to the intangible assets impairment during the Successor fiscal quarter ended March 30, 2012 offset by assets recorded in connection with the Merger.

Gain on Sale of Intellectual Property

We entered into a patent monetization agreement in the first quarter of fiscal 2011, under which certain patents were transferred to a third party. In the Successor fiscal quarter ended June 29, 2012, we received $0.7 million of cash proceeds generated by the sale of patents by the third party. There was no cost associated with the transaction therefore the entire $0.7 million was recorded as a gain.

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

Asset Impairments

During the Successor fiscal quarter ended March 30, 2012, we determined that indicators of impairment existed based on two factors: (1) our operating results for the Successor fiscal quarter ended March 30, 2012 and (2) decreases in sales forecasts for future periods. As a result of these indicators of impairment, we tested our amortizable intangible assets by comparing the sum of the undiscounted cash flows related to customer relationship, patent and R&D intangible assets to their respective carrying values as of March 30, 2012. The sum of undiscounted cash flows related to the customer relationships intangible asset was less than its carrying value. As a result we recorded an impairment charge of $15.4 million which represented the difference between its fair value and its carrying value as of March 30, 2012. The sum of undiscounted cash flows related to the patent and R&D intangible assets was greater than their carrying value as of March 30, 2012. As a result, we did not record any impairment charge on the patent and R&D intangible assets as of March 30, 2012.

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

An IPR&D project completed in the Successor fiscal quarter ended March 30, 2012 had a fair value of $1.9 million compared with the historical carrying value of the project in IPR&D of $2.8 million as of March 30, 2012. This resulted in an impairment charge of $0.9 million. The fair value of the trade name and trademarks intangible asset, based on a discounted cash flow model using the revised sales forecast was less than the carrying amount of trade name and trademarks which resulted in an impairment charge of $1.1 million.

As a result of these indicators of impairment described above, we recorded a goodwill impairment charge of $31.5 million in the Successor fiscal quarter ended March 30, 2012, representing the excess of goodwill over the implied fair value of goodwill calculated as of March 30, 2012.

There were no asset impairments recorded during the Successor fiscal quarter ended June 29, 2012, the Predecessor period from April 2, 2011 through April 19, 2011, the Successor period from April 20, 2011 through July 1, 2011, and the Predecessor period from October 2, 2010 through April 19, 2011.

Special Charges

For the Successor fiscal quarter ended June 29, 2012, special charges consisted primarily of $0.2 million for restructuring charges related to accretion of lease liability. For the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from April 2, 2011 through April 19, 2011, special charges consisted primarily of $8.5 million of severance charges resulting from reduction in headcount after the Merger, $5.6 million of transaction charges, $2.1 million of lease impairment charges resulting from under-utilized space after the Merger under which we have continuing lease obligations, and $2.0 million for restructuring charges resulting primarily from changes in projected sub-lease income on restructured leases.

For the Successor nine fiscal months ended June 29, 2012, special charges consisted primarily of $1.9 million of severance charges resulting from a reduction in headcount after the Merger, $0.2 million of charges for certain environmental matters and a $0.3 million increase in the liability for impaired leases due to increases in projected expenses and a reduction in sub-tenant income, offset by a $0.3 million reduction of restructuring liability due to reduction of projected expenses and increases in sub-tenant income. For the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011, special charges consisted primarily of $17.2 million for transaction charges, including payment of a $7.7 million fee for termination of the SMSC Agreement and $9.2 million of financial advisory, legal and other fees related to the terminated merger with SMSC and the Merger, $11.2 million for one-time severance benefits associated with reductions in headcount primarily in the first fiscal quarter of 2011, $2.6 million of restructuring charges from accretion of lease liability related to restructured facilities, and $2.1 million of lease impairment charges resulting from under-utilized space after the Merger under which we have continuing lease obligations.

Interest Expense

Interest expense decreased $0.4 million to $3.8 million in the Successor fiscal quarter ended June 29, 2012 from $4.2 million in the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from April 2, 2011 through April 19, 2011. The decrease is primarily attributable to $1.2 million amortization of the $20.1 million debt premium on our 11.25% senior secured notes recorded at the Merger date. Amortization of debt premium results in lower interest expense which reflects our effective borrowing rate after the Merger.

Interest expense decreased $4.0 million to $11.4 million in the Successor nine fiscal months ended June 29, 2012 from $15.4 million in the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011. The decrease is primarily attributable to a $3.5 million amortization of the $20.1 million debt premium on the Company’s 11.25% senior secured notes recorded at the Merger date. Amortization of debt premium results in lower interest expense which reflects our effective borrowing rate after the Merger. Interest expense in the Predecessor period from October 2, 2010 through April 19, 2011 includes interest and debt discount expense on the convertible notes of $0.2 million.

Other Expense, net

Other expense, net of $0.3 million during the Successor fiscal quarter ended June 29, 2012 primarily consisted of a $0.8 million decrease in the fair value of the Mindspeed warrant, offset by $0.4 million other income primarily due to foreign currency gains due to the strengthening of the U.S. dollar. Other expense, net of $7.6 million during the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from April 2, 2011 through April 19, 2011 consisted primarily of a $7.4 million decrease in the fair value of the Mindspeed warrant.

Other expense, net of $1.2 million during the Successor nine fiscal months ended June 29, 2012 primarily consisted of a $1.7 million decrease in the fair value of the Mindspeed warrant, $0.5 million other income primarily due to foreign currency gains due to the strengthening of the U.S. dollar. Other expense, net of $12.2 million during the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011 consisted primarily of a $13.2 million decrease in the Mindspeed warrant partially offset by a $1.4 million gain on sale of equity investments.

Income Tax Provision (Benefit)

We recorded a tax provision of $3.7 million for the Successor fiscal quarter ended June 29, 2012 primarily reflecting the amortization of the tax basis of indefinite-lived intangible assets and goodwill. We recorded a tax benefit of $5.3 million for the Successor nine fiscal months ended June 29, 2012 primarily reflecting a $3.4 million net decrease in deferred tax liability resulting from the impairment of the tax basis of indefinite-lived intangible assets offset by amortization of the tax basis of indefinite-lived intangible assets and goodwill and $1.9 million release of estimated reserves for uncertain tax positions. We recorded a tax provision of $2.7 million for the Successor period from April 20, 2011 through July 1, 2011, primarily reflecting amortization of the tax basis of indefinite-lived intangible assets and goodwill. We recorded a tax benefit of $30,000 for the Predecessor period from April 2, 2011 through April 19, 2011, and a tax provision of $0.4 million for the Predecessor period from October 2, 2010 through April 19, 2011, primarily reflecting income taxes imposed on our foreign subsidiaries.

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

In the second quarter of fiscal 2012, we determined that it was not in our best interest to elect under Section 338 of the Internal Revenue Code to treat the Merger as if it were an asset purchase for federal income tax purposes. There was no impact on our financial position and results of operations and cash flows of electing not to make the Section 338 election.

(Loss) income on Equity Method Investments

(Loss) income on equity method investments includes our share of the earnings or losses of the investments that are recorded under the equity method of accounting, as well as the gains and losses recognized on the sale of our equity method investments.

Loss on equity method investments for the Successor fiscal quarter ended June 29, 2012 of $2,000 was due to losses incurred on one of our equity method investments. Loss on equity method investment for the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from April 2, 2011 through April 19, 2011 of $6,000 was due to the loss on one of our equity method investments.

Loss on equity method investment for the Successor nine fiscal months ended June 29, 2012 of $0.4 million was due to losses incurred on one of our equity method investments. Income on equity method investments in the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011 of $1.5 million was due to earnings on one of our equity method investments.

Loss from Discontinued Operations, net of tax

Loss from discontinued operations, net of tax, consists of the operating results of our discontinued BMP and BBA businesses. In the Successor fiscal quarter ended June 29, 2012, loss from discontinued operations consisted of lease accretion and other expense of $0.3 million related to our discontinued BMP business. In the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from April 2, 2011 through April 19, 2011, loss from discontinued operations consisted of lease accretion and other expense of $1.8 million related to our discontinued BMP business. In the Successor nine fiscal months ended June 29, 2012, loss from discontinued operations consisted of lease accretion and other expense of $1.2 million related to our discontinued BMP business. In the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011, loss from discontinued operations consisted of lease accretion and other expense of $2.5 million related to our discontinued BMP business offset by credits to expense of $0.4 million, primarily tax benefits, related to our discontinued BBA business.

Liquidity and Capital Resources

Historically, we have financed our operations and capital investments through sales of equity securities, long term debt, capital and operating leases, the sale of assets, bank lines of credit and cash flows from operations. During the Successor nine fiscal months ending June 29, 2012, we consumed $14.7 million of cash. The decrease in our cash balance was primarily due to cash used in operating activities of $15.6 million and $0.2 million of capital expenditures, offset by $0.7 million in proceeds from patent monetization and a $0.4 million release of restricted cash. We had cash and cash equivalents aggregating $23.3 million at June 29, 2012. Under our operating plan, we plan to finance our operations and meet our debt service and capital expenditure requirements primarily through a combination of cash flows provided by operations, debt restructuring, additional borrowing under a line of credit and sales of non-core assets.

We anticipate that our existing cash resources and successful execution of our operating plan will fund operations, finance purchases of capital equipment and provide adequate working capital for at least the next twelve months. Our liquidity is affected by many factors including, among others: the ability to restructure our long term debt, including semi-annual interest payments of $9.8 million under our current indenture; the ability to secure a line of credit on terms acceptable to us; the ability to sell non-core assets or business units; access to additional debt and equity financing; our level of revenue, gross profit, operating income and cash flow from operations; the conversion of design opportunities into revenue; market acceptance of existing and new products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer and supplier credit terms; spending incurred for environmental remediation; cash required to meet our financial obligations for restructured and impaired facilities; the amount and timing of research and development and other operating expenditures; the timing and expense of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of our asset portfolio; changes in operating assets and liabilities; the ability to remain in compliance with the terms of credit facilities; the ability to raise funds from the sale of our assets or business units; and other factors related to the uncertainties of our industry and global economics. In the event the Company is required to pursue debt or equity financings in the future, there is no assurance that such capital will be available on terms acceptable to the Company, or at all. Failure to execute management’s operating plan could adversely affect our ability to achieve our intended business objectives.

Cash flows are as follows (in thousands):

	Successor		Predecessor
	Nine Fiscal Months Ended June 29, 2012	Period from April 20, 2011 through July 1, 2011	Period from October 2, 2010 through April 19, 2011
Net cash used in operating activities	$(15,630)	$(3,348)	$(31,237)
Net cash provided by (used in) investing activities	883	(204,460)	42,994
Net cash provided by (used in) financing activities	—	197,422	(5,429)

Net (decrease) increase in cash and cash equivalents	$(14,747)	$(10,386)	$6,328

Operating Activities

Cash used in operating activities was $15.6 million in the Successor nine fiscal months ended June 29, 2012 compared to $34.6 million used in operating activities for the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011. Cash used in operating activities for the Successor nine fiscal months ended June 29, 2012 was primarily driven by a net loss of $69.2 million and a $5.3 million decrease from changes in working capital, offset by $58.8 million of net non-cash operating expenses. Cash provided by operating activities for the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011 was primarily driven by a net loss of $86.3 million, offset by $41.5 million of net non-cash operating expenses and a $10.2 million increase from changes in working capital.

Investing Activities

Cash provided by investing activities was $0.9 million for the Successor nine fiscal months ended June 29, 2012 compared to cash used in investing activities of $161.5 million for the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011. Cash provided by investing activities for the Successor nine fiscal months ended June 29, 2012 consisted primarily of $0.7 in million proceeds from patent monetization, offset by $0.2 million of capital expenditures. Cash used in investing activities for the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011 was primarily driven by the acquisition of the Predecessor for $203.9 million and capital expenditures of $1.4 million offset by proceeds from the sale of real property of $21.1 million, proceeds from the maturity of marketable securities of $20.0 million, proceeds from the sale of intellectual property of $1.3 million, proceeds from the sale of equity investments of $0.8 million and a release of restricted cash of $0.5 million.

Financing Activities

There was no cash provided by financing activities for the Successor nine fiscal months ended June 29, 2012 compared to $192.0 million provided by financing activities for the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2011 through April 19, 2011. Cash provided by financing activities for the Successor period from April 20, 2011 through July 1, 2011 and the Predecessor period from October 2, 2010 through April 19, 2011 was primarily driven by the equity contributions of $203.9 million, offset by the redemption of our remaining $11.2 million of outstanding 4.00% convertible subordinated notes due 2026 and employee tax paid by us in lieu of issuing restricted stock units of $0.7 million.

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

Special Purpose Entities

We have one special purpose entity, Conexant CF, which is not permitted, nor may its assets be used, to guarantee or satisfy any of our obligations or those of our subsidiaries. Effective on the closing date of the Merger, Conexant CF’s existing credit facility between Conexant CF and a bank was terminated. No amounts were due under the facility at the termination date. Conexant CF currently has no operations.

Recently Issued Accounting Pronouncements

In September 2011 the Financial Accounting Standards Board, (“FASB”) issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance will not have a material impact on our financial statements.

In June 2011, the FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 29, 2012, the carrying value of our cash and cash equivalents approximated fair value.

We hold a warrant to purchase approximately 6.1 million shares of Mindspeed common stock, at an exercise price of $16.74 per share, which will expire in June 2013. For financial accounting purposes, this is a derivative instrument and the fair value of the warrant is subject to significant risk related to changes in the market price of Mindspeed’s common stock. As of June 29, 2012, a 10% decrease in the market price of Mindspeed’s common stock would result in a $2,000 decrease in the fair value of this warrant. At June 29, 2012, the market price of Mindspeed’s common stock was $2.46 per share. During the Successor fiscal quarter ended June 29, 2012, the market price of Mindspeed’s common stock ranged from a low of $2.35 per share to a high of $6.48 per share.

Our long-term debt consists of our 11.25% senior secured notes with interest at fixed rates. The fair value of the 11.25% senior secured notes is based on an indicative bid price provided by the underwriter of the senior secured notes.

The following table shows the fair values of our financial instruments as of June 29, 2012 (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$23,309	$23,309
Mindspeed warrant	4	4
Long-term restricted cash	4,679	4,679
Long-term debt: senior secured notes	189,604	192,938

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future. At June 29, 2012, we did not have any foreign currency exchange contracts outstanding.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the Successor fiscal quarter ended June 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have financed our operations and capital investments through a combination of sales of equity securities, long term debt, capital and operating leases, the sale of assets, bank lines of credit and cash flows from operations. As of June 29, 2012, our principal sources of liquidity consisted of our cash and cash equivalents of $23.3 million, potential sales of non-core assets, possible debt restructuring alternatives, additional borrowings, sale of equity securities and operating cash flow.

Under our operating plan, we expect to finance our operations and meet our debt service and capital expenditure requirements primarily through cash flows provided by operations, debt restructuring alternatives, additional borrowing under a line of credit and sales of non-core assets.

Our liquidity is affected by many factors including, among others: our ability to secure a line of credit on terms acceptable to us; our ability to restructure our long term debt, including semi-annual interest payments of $9.8 million under our current indenture; our access to additional debt and equity financing; our ability to sell non-core assets or business units; our level of revenue, our gross profit, our operating income and cash flow from operations; our conversion of design opportunities into revenue; market acceptance of existing and new products; our costs of securing access to and availability of adequate manufacturing capacity; our levels of inventories; our wafer purchase commitments; customer and supplier credit terms; spending incurred for environmental remediation; cash required to meet our financial obligations for restructured and impaired facilities; the amount and timing of research and development and other operating expenditures; the timing and expense of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of our asset portfolio; changes in operating assets and liabilities; the ability to remain in compliance with the terms of credit facilities; the ability to raise funds from the sale of assets or business units; and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital or, if so required, that such capital will be available on terms acceptable to us, or at all. If we are unable to achieve our operating plan or raise additional capital, we may be unable to achieve our intended business objectives.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.†

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.†

32	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.+

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith
+	Furnished herewith
*	Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC.

Date: August 13, 2012	By	/s/ CARL M. MILLS
Carl M. Mills
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.†

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.†

32	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.+

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith
+	Furnished herewith
*	Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.