Form 10-Q/A
period 2012-06-29
CONEXANT SYSTEMS INC
filed 2012-09-12
CIK 1069353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-24923

CONEXANT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1799439
(State of incorporation)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the quarterly report on Form 10-Q of Conexant Systems, Inc. (“the Company”) for the period ended June 29, 2012, filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q as required by Part II, Item 6 (Exhibits) of Form 10-Q. When the Company initially filed the Form 10-Q it relied upon Rule 405(a)(2) of Regulation S-T to take advantage of the 30-day grace period for the initial filing of the Company’s first Interactive Data File required to contain detail-tagged footnotes or schedules. Exhibit 101 consists of the following materials related to the Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS:	XBRL Instance Document

101.SCH:	XBRL Taxonomy Extension Schema Document

101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB:	XBRL Taxonomy Extension Label Linkbase Document

101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q that may have been affected by subsequent events.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files furnished as Exhibit 101 to this Amendment will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXANT SYSTEMS, INC.

Date: September 12, 2012	By	/s/ CARL M. MILLS
Carl M. Mills
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

*31.1	Certification of the Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a).

*31.2	Certification of the Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a).

**32	Certification by Principal Executive Officer and Principal Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	These exhibits were previously filed as exhibits to the Form 10-Q.
**	This exhibit was previously furnished as an exhibit to the Form 10-Q.
***	These exhibits are furnished with this Amendment. In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any registration statement or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filings, and are not otherwise subject to liability under those sections.